Form 10-Q
period 1996-09-30
BIOTIME INC
filed 1996-11-14
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

Commission file number 1-12830

                                  BioTime, Inc.
             (Exact name of registrant as specified in its charter)

                California                                   94-3127919
  (State or other jurisdiction of incorporation             (IRS Employer
               or organization)                           Identification No.)

                                935 Pardee Street
                           Berkeley, California 94710
                    (Address of principal executive offices)

                                 (510) 845-9535
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No APPLICABLE ONLY TO CORPORATE
ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,792,071 common shares, no par value, as of November 8, 1996.

                          PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                  September 30,        June 30,
      ASSETS                                                                           1996              1996
                                                                                  --------------    ---------------

CURRENT ASSETS
Cash and cash equivalents                                                         $    2,019,144     $    2,443,121
Research & development supplies on hand                                                  200,000            200,000
Prepaid expenses and other current assets (Note 2)                                       159,344            214,094
                                                                                  --------------    ---------------
Total current assets                                                                   2,378,488          2,857,21

EQUIPMENT, Net of accumulated depreciation of $108,343 and $98,219                        91,436            101,559
OTHER ASSETS (Note 2)                                                                     69,422              9,700
                                                                                  --------------    ---------------
TOTAL ASSETS                                                                      $    2,539,346     $    2,968,474
                                                                                  ==============    ===============


        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES--Accounts payable                                             $      173,591    $       129,229
                                                                                  --------------    ---------------

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 5,000,000 shares; issued
 and outstanding 2,782,071 and 2,756,521                                              11,079,441         10,834,575
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                          (8,807,658)        (8,089,302)
                                                                                  --------------    ---------------
Total shareholders' equity                                                             2,365,755          2,839,245
                                                                                  --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    2,539,346     $    2,968,474
                                                                                  ==============    ===============

See notes to condensed financial statements.

                                                     BIOTIME, INC.
                                             (A Development Stage Company)

                                          CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                         Three Months Ended               Period from Inception
                                                           September 30,                   (November 30, 1990)
                                                       1996             1995              to September 30, 1996
                                                 ------------------------------           ---------------------
EXPENSES:
Research and development                         $   (432,166)    $   (248,212)                $   (5,205,194)
General and administrative                           (306,353)        (133,373)                    (4,327,128)
                                                 -------------     ------------                ---------------
Total expenses                                       (738,519)        (381,585)                    (9,532,322)
                                                 -------------     ------------                ---------------

INCOME:
Interest                                                19,843           42,798                        698,541
Other                                                      320            1,380                         50,954
                                                 -------------     ------------                ---------------
Total income                                            20,163           44,178                        749,495
                                                 -------------     ------------                ---------------

NET LOSS                                         $   (718,356)      $ (337,407)                $   (8,782,827)
                                                 =============     ============                ===============
NET LOSS PER SHARE                               $      ( .26)      $    ( .13)                $       ( 4.43)
                                                 =============     ============                ===============

NUMBER OF SHARES USED FOR
 CALCULATION OF NET LOSS
 PER SHARE                                           2,774,836        2,592,710                      1,983,151
                                                 =============     ============                ===============

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                    Series A Convertible                                                Deficit
                                      Preferred Shares           Common Shares                        Accumulated
                                    ---------------------   ----------------------                      During
                                    Number of                                        Contributed      Development
                                     Shares      Amount                   Amount       Capital           Stage
                                    ---------   ---------   ---------   ----------   -----------     --------------
BALANCE, November 30, 1990
 (date of inception)

NOVEMBER 1990
 Common shares issued for cash                               437,587     $    263

DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair
 value                                                       350,070      137,400
 Contributed equipment at appraised
 value                                                                                  $ 16,425
 Contributed cash                                                                         77,547

MAY 1991:
 Common shares issued for cash
 less offering costs                                           33,725       54,463
 Common shares issued for stock
 of a separate entity at fair value                            33,340       60,000

JULY 1991:
 Common shares issued for
 services performed                                            10,000       18,000

AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less  offering costs of
$125,700                             120,000     474,300

MARCH 1992:
 Common shares issued for
 cash less offering costs of
 $1,015,873                                                  724,500    4,780,127
 Preferred shares converted
 into common shares                 (120,000)   (474,300)    120,000      474,300
 Dividends declared and paid
 on preferred shares                                                                                    (24,831)

MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                 935,200     3,927,074
NET LOSS SINCE INCEPTION                                                                              (3,721,389)
                                    ---------   ---------   ---------   ----------     ---------     -----------
BALANCE AT JUNE 30, 1994                          $  --     2,644,422   $ 9,451,627    $ 93,972      $(3,746,220)

See notes to financial statements.                                                                        (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                          Deficit
                                        Preferred Shares           Common Shares                        Accumulated
                                       --------------------  ------------------------                     During
                                       Number of              Number of                 Contributed     Development
                                        Shares     Amount       Shares       Amount      Capital           Stage
                                       ---------  ---------  ------------  ----------   ----------   ---------------
AUGUST 1994  - JUNE 1995
 Common shares repurchased
 with cash                                                       (84,600)   (190,029)

NET LOSS                                                                                                (2,377,747)
                                       ---------  ---------     ---------  ----------     --------     ------------
BALANCE AT JUNE 30, 1995                  --      $  --         2,559,822  $9,261,598    $  93,972   $  (6,123,967)

JULY - SEPTEMBER 1995
 Common shares repurchased
 with cash                                                        (6,200)     (12,693)

Common shares warrants and options
 granted for services                                                         356,000

APRIL - JUNE 1996
 Common shares issued for
 cash (exercise of options and warrants)                          165,507   1,162,370

 Common shares issued for cash
 (lapse of recission)                                              37,392      67,300

NET LOSS                                                                                                (1,965,335)
                                       ---------  ---------     ---------  ----------     ---------    ------------
BALANCE AT JUNE 30, 1996                  --      $   --        2,756,521  $10,834,575    $  93,972    $(8,089,302)

JULY - SEPTEMBER 1996
 Common shares issued for cash
 (exercise of options and warrants)                                25,550     159,866

Common shares warrants and options
granted for service (Note 2)                                                   85,000

NET LOSS                                                                                                  (718,356)
                                       ---------  ---------     ---------  -----------     --------     ------------
BALANCE AT SEPTEMBER 30, 1996             --      $   --        2,782,071  $11,079,441    $ 93,972     $(8,807,658)
                                       =========  =========     =========  ===========     ========     ============

See notes to financial statements.                                                                                 (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended            Period from Inception
                                                                    September 30,                (November 30, 1990)
                                                               1996               1995           to September 30, 1996
                                                           ---------------------------------      ---------------------
OPERATING ACTIVITIES:
Net loss                                                $  (718,356)          $ (337,407)           $  (8,782,827)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                               10,124                8,943                  124,742
 Cost of Services - options and warrants                     70,413                                       256,346
 Changes in operating assets and
  liabilities:
  Research and development supplies on hand                                                              (200,000)
  Prepaid expenses and other current
   assets                                                     9,615               11,906                  (16,411)
  Deposits                                                                                                 (9,700)
  Organizational costs                                                                                     (4,196)
  Accounts payable                                           44,362             (248,560)                 173,588
                                                        -----------            ----------             ------------
Net cash used in operating activities                      (583,842)            (565,118)              (8,458,459)
                                                        -----------            ----------             ------------

INVESTING ACTIVITIES:
Sale of investments                                                                                       197,400
Purchase of short-term investments                                                                     (9,946,203)
Redemption of short-term investments                                                                    9,934,000
Purchase of equipment and furniture                                                 (652)                (183,353)
                                                        -----------            ----------             -----------
Net cash used in investing activities                        --                     (652)                   1,844
                                                        -----------            ----------             -----------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                     600,000
Preferred shares placement costs                                                                         (125,700)
Issuance of common shares for cash                                                                     10,710,926
Net proceeds from exercise of common share options
and warrants                                                159,865                                     1,322,235
Common shares placement costs                                                                          (1,881,699)
Contributed capital - cash                                                                                 77,547
Dividends paid on preferred shares                                                                        (24,831)
Repurchase Common Shares                                                         (14,420)                (202,719)
                                                        -----------            ----------             -----------
Net cash provided by (used in) financing activities         159,865              (14,420)              10,475,759
                                                        -----------            ----------             -----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                (423,977)            (580,190)               2,019,144

CASH: AND CASH EQUIVALENTS:
At beginning of period                                    2,443,121             3,440,896                  --
                                                        -----------            ----------             -----------
At end of period                                        $ 2,019,144           $ 2,860,706            $  2,019,144
                                                        ===========            ==========             ===========

See notes to condensed financial statements.                                                              (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended             Period from Inception
                                                               September 30,                (November 30, 1990
                                                            1996          1995             to September 30, 1996
                                                       --------------------------        ----------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                                 $    16,425
Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                    $   197,400
Accrued public offering costs                                                                    $    54,458
Granting of options and warrants for services           $ 85,000                                 $    441,00

See notes to condensed financial statements.                                                              (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL AND DEVELOPMENT STAGE ENTERPRISE

         General - BioTime, Inc. (the Company) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in research and development of synthetic plasma expanders, blood substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

         The interim consolidated financial statements presented have been prepared by BioTime, Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

         The consolidated Balance Sheet as of June 30, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statments and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual consolidated financial statements and notes of the Company. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission.

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated balance sheet dates and the reported amounts of income and expenses for the periods presented.

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood substitute solutions and organ preservation products. The Company has not had any significant operating revenues and has incurred operating losses of $8,782,827 from inception to September 30, 1996. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for products that may be ultimately developed and achieving a level of sales adequate to support the Company's cost structure.

         While the Company successfully completed two public offerings of its common shares and, at September 30, 1996, had remaining cash and cash equivalents of over $2,000,000, management believes that additional funds will be required for the successful completion of its product development activities.

2.       SHAREHOLDERS' EQUITY

         The Board of  Directors  of the Company  adopted the 1992 Stock  Option
         Plan (the "Plan") in September 1992, which was approved by the shareholders at the 1992 Annual Meeting of Shareholders, on December 1, 1992. Under the Plan, as amended, the Company has reserved 400,000 Common Shares for issuance under options granted to eligible persons. No options may be granted under the Plan more than ten years after the date the Plan was adopted by the Board of Directors, and no options granted under the Plan may be exercised after the expiration of ten years from the date of grant.

         At September 30, 1996, options for the purchase of 220,000 shares under the Plan were held by employees, officers, directors, members of the scientific advisory board and certain consultants. Such options are exercisable at prices ranging from $1.99 to $18.00 beginning from one to two years after the grant date and expire after five to ten years from the grant date. Certain options require the achievement of performance criteria. During the quarter ended September 30, 1996, options to purchase a total of 16,500 common shares were issued to consultants at an average option price of $18.00 per share. The estimated fair value of the services totaled $25,000 and was recognized in the period. At September 30, 1996, 161,666 options were exercisable at prices ranging from $1.99 to $18.00. Options for 70,000 common shares have been exercised as of September 30, 1996.

         In September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 40,000 common shares at a price of $18.75 per share. Warrants for
         25,000 common shares vest and are exercisable and transferable immediately; warrants for the remaining 15,000 common shares vest ratably through September 1997 and become exercisable and transferable as vesting occurs. The estimated value of the services to be performed is $60,000 and that amount has been capitalized and is being amortized over the term of the agreement.

         During September 1995, the Company entered into an agreement with a firm to act as its financial advisor. In exchange for financial consulting services associated in part with a plan to secure additional capital, the Company issued to the financial advisor warrants to purchase 100,000 common shares at a price of $6 per share, and the Company agreed to issue additional warrants to purchase up to an additional 200,000 common shares at a price equal to the greater of (a) 150% of the average market price of the common shares during the three months prior to grant or (b) $6 per share. The additional warrants were to be issued in equal quarterly installments over a two year period, beginning October 15, 1995. The Company may terminate the financial advisory agreement on 30 days notice, in which case the next warrant issuance would be accelerated to the date on which notice of termination is given, but no additional warrants would be issued. As of September 30, 1996, the total number of warrants to purchase Common Shares issued was 200,000; 150,000 of which will be exercisable at a price of $6 per share, 25,000 of which will be exercisable at a price of $7.32 per share, and 25,000 of which will be exercisable at a price of $30.04 per share. As of October 15, 1996, warrants to purchase an additional 25,000 shares were issued, which will be exercisable at a price of $29.33 per share.

         During the quarter ended September 30, 1996, the Company recognized $45,413 in amortization expense for capitalized service costs related to consulting agreements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of September 30, 1996 the Company had incurred a cumulative net loss of $8,782,827.

         Most of the Company's research and development efforts have been devoted to the development of Hextend(R) and PentaLyte.TM The Company filed an IND with the FDA and received permission to commence Phase III clinical trials of Hextend(R) in human patients. These clinical trials began in October 1996 at the Duke University Medical Center in Durham, North Carolina and are proceeding in accordance with the Company's expectations. Additional studies are being designed to assess the value of Hextend(R) in other surgical applications. The costs of such clinical trials and other studies will be substantial, and it will be necessary for the Company to obtain additional financing in order to complete these studies.

         In order to commence clinical trials of new products, it will be necessary for the Company to prepare and file with the FDA an IND or an amendement to the present IND for Hextend(R). The cost of preparing those IND filings and conducting those clinical trials is not presently determinable. It will be necessary for the Company to obtain additional financing in order to complete any clinical trials that may begin for its new products.

         The Company plans to continue to provide funding for its laboratory testing programs at selected medical schools and hospitals for the purpose of developing additional uses of Hextend,(R) PentaLyteTM and other new products, but the amount of research that will be conducted at those institutions will depend upon the extent to which the Company can raise sufficient capital for research in addition to the funding required for the clinical testing of new products. If funding for collaborative research at medical schools and hospitals is curtailed, the Company will have to rely on in-house research, using small laboratory animals.

         To address its anticipated need for manufacturing and marketing resources, the Company is negotiating with pharmaceutical companies that, based upon their current product lines and resources, will be able to manufacture and market the Company's products if and when the necessary regulatory approvals are obtained. The acquisition of the Company's own production facilities and the development of the Company's own marketing organization is also being considered in the event that production and marketing arrangements cannot be made with established pharmaceutical companies on terms that the Company deems advantageous. Additional capital will be required in order for the Company to acquire its own production facilities and marketing organization.

         Because the Company's research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that losses from operations will continue to be incurred for the foreseeable future.


Results of Operations

Revenues

         From inception (November 30, 1990) through September 30, 1996, the Company generated $749,495 of revenues, comprised of $50,954 from the sale of products and services, and $698,541 in interest. For the three months ended September 30, 1996, the Company generated $20,163 of revenues, including $320 from the sale of microcannulas for research purposes, and $19,843 in interest. For the three months ended September 30, 1995, the Company generated total revenues of $44,178, comprised of $1,380 from the sale of microcannulas for research purposes, and $42,798 in interest. The decrease in interest income is attributable to the decrease in cash and cash equivalents from 1995 to 1996. Limited test marketing of the Company's laboratory research equipment, through advertisements in trade publications, has resulted in sales of a small number of microcannulas. Although the Company may continue to test market its laboratory research equipment, and to promote its ability to perform research services, the Company's ability to generate substantial operating revenue depends upon its success in developing and marketing its blood substitute and organ preservation solutions and technology for medical use.

Operating Expenses

         From inception (November 30, 1990) through September 30, 1996, the Company incurred $5,205,194 of research and development expenses, including salaries, supplies and other expense items. Research and development expenses increased to $432,166 for the three months ended September 30, 1996, from $248,212 for the three months ended September 30, 1995. The increase in research and development expenses is attributable to preparation and intiation of Phase III human clinical trials of Hextend(R); and to an expense of $25,000 associated with options to purchase the Company's common shares granted to consultants for services performed (See Note 2 to the accompanying financial statements). It is expected that research and development expenses will increase as the Company continues clinical testing of Hextend(R) and commences clinical studies of other products.

         From inception (November 30, 1990) through September 30, 1996, the Company incurred $4,327,128 of general and administrative expenses. General and administrative expenses increased to $306,353 for the three months ended September 30, 1996, from $133,373 for the three months ended September 30, 1995. This increase is primarily attributable increased personnel costs and to an amortization expense of $45,413 associated with agreements the Company entered into with certain financial advisors and consultants in exchange for warrants to purchase the Company's common shares (See Note 2 to the accompanying financial statements).

         The Company accounts for options and warrants granted to consultants in conformity with Financial Accounting Standards No. 123. During the period ended September 30, 1996, the Company recorded total expenses of $70,413 related to warrant and option agreements with consultants. The Company believes that the issuance of the options and warrants to consultants is beneficial as it allows the Company to reduce or eliminate the cash compensation payable to its FDA regulatory experts, medical experts, business and financial consultants. Accordingly, the Company intends to continue this practice in the future.


Liquidity and Capital Resources

         Because of the developmental nature of the Company's business, it is unlikely that in the near future the Company will be able to generate internally the funds necessary to carry on its planned operations. The Company expects that its cash on hand will be sufficient to finance the Company's operations for the next 9 months. Since inception, the Company has financed its operations through the sale of equity securities. Presently, the Company intends to seek financing through additional public or private offerings of equity or debt securities. In addition, the Company is seeking financing from pharmaceutical and medical device companies that may be interested in licensing or otherwise acquiring marketing rights to Hextend(R) and other BioTime products

         The future availability and terms of equity and debt financings and collaborative arrangements with industry partners cannot be predicted. The unavailability or inadequacy of financing to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits.

Exhibit
Numbers           Description

 3 (a)  Articles of Incorporation as Amended.+

   (c)  By-Laws, As Amended.#

 4 (a)  Specimen of Common Share Certificate.+

   (c)  Form of Underwriter's Warrant.#

   (d)  Form of Underwriter's Warrant.**

10 (a) Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10 (b) Employment Agreement dated June 1, 1996 between the Company and Paul Segall.++

10 (c) Employment Agreement dated June 1, 1996 between the Company and Hal Sternberg.++

10 (d) Employment Agreement dated June 1, 1996 between the Company and Harold Waitz.++

10 (e) Employment Agreement dated June 1, 1996 between the Company and Judith Segall.++

10 (f) Employment Agreement dated June 1, 1996 between the Company and Victoria Bellport.++

10 (g)  Intellectual Property Agreement between the Company and Paul Segall.+

10 (h)  Intellectual Property Agreement between the Company and Hal Sternberg.+

10 (i)  Intellectual Property Agreement between the Company and Harold Waitz.+

10 (j)  Intellectual Property Agreement between the Company and Judith Segall.+

10 (k)  Intellectual Property Agreement between the Company and Victoria
        Bellport.+

10 (l) Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10 (m) Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10 (n)  1992 Stock Option Plan, as amended.^

10 (o) Employment Agreement dated April 1, 1994 between the Company and Lawrence Cohen.*

10 (p)  Intellectual Property Agreement between the Company and
        Lawrence Cohen.^

10 (q) Severance Agreement, dated August 19, 1996 between the Company and Lawrence Cohen.++

23 (a)  Consent of Deloitte & Touche LLP++



+ Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

# Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

^ Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993.

** Incorporated by reference to Registration Statement on Form S-1, File Number 33-73256 filed with the Securities and Exchange Commission on December 22, 1993, and Amendment No.1 thereto filed with the Securities and Exchange Commission on February 24, 1994.

* Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994.

++ Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1996.



(b) The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BIOTIME, INC.

                                                    Paul E. Segall
Date: November 12, 1996                 ---------------------------------------

                                                    Paul E. Segall
                                                    Chief Executive Officer


                                                    Victoria Bellport
Date: November 12, 1996                  --------------------------------------

                                                    Victoria Bellport
                                                    Chief Financial Officer