Form 10-Q
period 1996-12-31
BIOTIME INC
filed 1997-02-13
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from       to

Commission file number 1-12830

                                  BioTime, Inc.
             (Exact name of registrant as specified in its charter)

             California                                   94-3127919
     (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                 Identification No.)

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,190,193 common shares, no par value, as of February 13, 1997.

                          PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                   December 31,        June 30,
      ASSETS                                                                           1996              1996
                                                                                  --------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                          $   1,832,976   $      2,443,121
Research and development supplies on hand (Note 2)                                       200,000            200,000
Prepaid expenses and other current assets                                                159,439            214,094
                                                                                  --------------   ----------------
Total current assets                                                                   2,192,415          2,857,215

EQUIPMENT, Net of accumulated depreciation of $118,466 and $98,219                        81,313            101,559
OTHER ASSETS (Note 2)                                                                     44,044              9,700
                                                                                  --------------   ----------------
TOTAL ASSETS                                                                       $   2,317,772   $      2,968,474
                                                                                  ==============   ================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES--Accounts payable                                             $      321,912   $        129,229
                                                                                  --------------   ----------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 5,000,000 shares; issued
 and outstanding 2,831,084 and 2,756,521                                              11,464,033         10,834,575
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                          (9,562,145)        (8,089,302)
                                                                                  --------------   ----------------
Total shareholders' equity                                                             1,995,860          2,839,245
                                                                                  --------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   2,317,772   $      2,968,474
                                                                                  ==============   ================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended               Six Months Ended             Period from Inception
                                            December 31,                    December 31,               (November 30, 1990)
                                       1996              1995           1996             1995          to December 31, 1996
                                  --------------     ------------   -------------   --------------   ----------------------
EXPENSES:
Research and development          $     (485,659)     $  (291,646)   $   (917,825)   $    (539,858)         $    (5,690,853)
General and administrative              (288,630)        (206,631)       (594,983)        (340,004)              (4,615,758)
                                  --------------     ------------   -------------   --------------          ---------------
Total expenses                          (774,289)        (498,277)     (1,512,808)        (879,862)             (10,306,611)
                                  --------------     ------------   -------------   --------------          ---------------

INCOME:
Interest                                  19,767           33,802          39,610           76,600                  718,308
Other                                         35            1,080             355            2,460                   50,989
                                  --------------     ------------   -------------   --------------          ---------------
Total income                              19,802           34,882          39,965           79,060                  769,297
                                  --------------     ------------   -------------   --------------          ---------------

NET LOSS                          $     (754,487)     $  (463,395)   $ (1,472,843)   $    (800,802)          $   (9,537,314)
                                  ==============     ============   =============   ==============          ===============
NET LOSS PER SHARE                $        ( .27)     $     ( .18)   $      ( .53)   $       ( .31)          $       ( 4.73)
                                  ==============     ============   =============   ==============          ===============

NUMBER OF SHARES USED FOR
 CALCULATION OF NET LOSS
 PER SHARE                             2,794,093        2,591,014       2,784,465        2,591,862                2,015,901
                                  ==============     ============   =============   ==============          ===============

See notes to condensed financial statements.


                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                     Series A Convertible                                                   Deficit
                                       Preferred Shares           Common Shares                           Accumulated
                                    ---------------------   ----------------------                           During
                                    Number of                Number of               Contributed          Developmemt
                                     Shares      Amount       Shares      Amount       Capital               Stage
                                    ---------   ---------   ---------   ----------   -----------        ---------------
BALANCE, November 30, 1990
 (date of inception)
NOVEMBER 1990
 Common shares issued for cash                                437,587   $      263
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                     350,070      137,400
 Contributed equipment at appraised
 value                                                                                  $ 16,425
 Contributed cash                                                                         77,547
MAY 1991:
 Common shares issued for cash
 less offering costs                                           33,725       54,463
 Common shares issued for stock
 of a separate entity at fair value                            33,340       60,000
JULY 1991:
 Common shares issued for
 services performed                                            10,000       18,000
AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less  offering costs
 of $125,700                         120,000     474,300
MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                       724,500    4,780,127
 Preferred shares converted
 into common shares                 (120,000)   (474,300)     120,000      474,300
 Dividends declared and paid
 on preferred shares                                                                                         (24,831)
MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                 935,200     3,927,074
NET LOSS SINCE INCEPTION                                                                                  (3,721,389)
                                    ---------   ---------   ---------   -----------    ---------          -----------
BALANCE AT JUNE 30, 1994                        $   --      2,644,422   $ 9,451,627    $ 93,972          $(3,746,220)

See notes to financial statements.                                                                        (Continued)



                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)




                                       Series A Convertible                                                Deficit
                                         Preferred Shares         Common Shares                          Accumulated
                                       --------------------  ------------------------                      During
                                       Number of              Number of                 Contributed      Development
                                        Shares     Amount       Shares       Amount      Capital            Stage
                                       ---------  ---------  ------------  ----------   ----------     ---------------
AUGUST 1994  - JUNE 1995
 Common shares repurchased
 with cash                                                        (84,600)    (190,029)
NET LOSS                                                                                                   (2,377,747)
                                       ---------  ---------     ---------  -----------   --------       --------------
BALANCE AT JUNE 30, 1995                  --      $  --         2,559,822  $ 9,261,598   $ 93,972       $  (6,123,967)
JULY - SEPTEMBER 1995
 Common shares repurchased
 with cash                                                         (6,200)    (12,693)
 Common shares warrants and options
 granted for services                                                         356,000
APRIL - JUNE 1996
 Common shares issued for
 cash (exercise of options and warrants)                          165,507   1,162,370
 Common shares issued for cash
 (lapse of recission)                                              37,392      67,300
NET LOSS                                                                                                   (1,965,335)
                                       ---------  ---------     ---------  -----------   ---------       -------------
BALANCE AT JUNE 30, 1996                  --      $  --         2,756,521  $10,834,575   $  93,972       $ (8,089,302)
JULY - DECEMBER 1996
 Common shares issued for cash
 (exercise of options and warrants)                                74,563       524,458
Common shares warrants and options
 granted for service (Note 2)                                                   105,000
NET LOSS                                                                                                   (1,472,843)
                                       ---------  ---------     ---------  ------------   ---------       ------------
BALANCE AT DECEMBER 31, 1996              --       $  --        2,831,084  $ 11,464,033   $ 93,972      $  (9,562,145)
                                       =========  =========     =========  ============   =========     ==============

See notes to financial statements.                                                                         (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended                   Period from Inception
                                                                  December 31,                   (November 30, 1990) to
                                                            1996                  1995              December 31, 1996
                                                       -------------          ------------       ----------------------
OPERATING ACTIVITIES:
Net loss                                                $(1,472,843)          $  (800,802)            $(9,537,314)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                               20,248                17,847                 134,866
Cost of Services - options and warrants                     140,549                                       326,481
 Changes in operating assets and liabilities:
  Research and development supplies on hand                                      (125,000)               (200,000)
  Prepaid expenses and other current
   assets                                                   (15,240)               24,421                 (41,266)
  Deposits                                                                                                 (9,700)
  Organizational costs                                                                                     (4,196)
  Accounts payable                                          192,683              (222,762)                320,182
                                                        -----------           ------------            -----------
Net cash used in operating activities                    (1,134,603)           (1,106,296)             (9,010,947)
                                                        -----------           ------------            -----------

INVESTING ACTIVITIES:
Sale of investments                                                                                       197,400
Purchase of short-term investments                                                                     (9,946,203)
Redemption of short-term investments                                                                    9,934,000
Purchase of equipment and furniture                                                (1,392)               (183,353)
                                                        -----------           ------------            -----------
Net cash used in investing activities                        --                    (1,392)                  1,844
                                                        -----------           ------------            -----------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                     600,000
Preferred shares placement costs                                                                         (125,700)
Issuance of common shares for cash                                                                     10,710,926
Net proceeds from exercise of common share options
and warrants                                                524,458                                     1,686,828
Common shares placement costs                                                                          (1,881,699)
Contributed capital - cash                                                                                 77,547
Dividends paid on preferred shares                                                                        (24,831)
Repurchase Common Shares                                                           (14,420)              (200,992)
                                                        -----------           ------------            -----------
Net cash provided by (used in) financing activities         524,458                (14,420)            10,842,079
                                                        -----------           ------------            -----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                (610,145)            (1,122,108)             1,832,976

CASH: AND CASH EQUIVALENTS:
At beginning of period                                    2,443,121              3,440,896                     --
                                                        -----------           ------------            -----------
At end of period                                        $ 1,832,976           $   2,318,78            $ 1,832,976
                                                        ===========           ============            ===========

See notes to condensed financial statements.                                                          (Continued)


                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Six Months Ended                  Period from Inception
                                                                  December 31,                   (November 30, 1990) to
                                                            1996                  1995              December 31, 1996
                                                       -------------          ------------       ----------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
                                                                                                     $   16,425
 Receipt of contributed equipment
 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                        $  197,400
Granting of options and warrants for services            105,000                                        461,000
Accrued public offering costs                                                                            54,458

See notes to condensed financial statements.                                                           (Concluded)

                                        7

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

         The interim condensed financial statements presented have been prepared by BioTime, Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

         The Balance Sheet as of June 30, 1996, has been derived from the financial statements that have been audited by the Company's independent public accountants. The condensed financial statements and notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the annual financial statements and notes of the Company. It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission.

         The preparation of the Company's condensed financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the condensed balance sheet dates and the reported amounts of income and expenses for the periods presented.

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood substitute solutions and organ preservation products. The Company has not had any significant operating revenues and has incurred operating losses of $9,537,314 from inception to December 31, 1996. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of sales adequate to support the Company's cost structure.

         The Company successfully completed two public offerings of its common shares and, at December 31, 1996, had remaining cash and cash equivalents of over $1,800,000. Management believes that additional funds may be required for the successful completion of its product development activities.

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

         At December 31, 1996, options for the purchase of 194,000 shares under the Plan were held by employees, officers, directors, members of the scientific advisory board and certain consultants. Such options are exercisable at prices ranging from $1.99 to $18.81 beginning from one to two years after the grant date and expire after five to ten years from the grant date. Certain options require the achievement of performance criteria. During the quarter ended December 31, 1996, options to purchase a total of 10,000 common shares were issued to consultants at an average option price of $18.81 per share. The estimated fair value of the services totaled $20,000 and was recognized in the period. At December 31, 1996, 184,000 options were exercisable at prices ranging from $1.99 to $18.00. Options for 90,000 common shares have been exercised as of December 31, 1996.

         In September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 40,000 common shares at a price of $18.75 per share. Warrants for 25,000 common shares vested and became exercisable and transferable when issued; warrants for the remaining 15,000 common shares vest ratably through September 1997 and become exercisable and transferable as vesting occurs. The estimated value of the services to be performed is $60,000 and that amount has been capitalized and is being amortized over the term of the agreement.

         During September 1995, the Company entered into an agreement with a firm to act as its financial advisor. In exchange for financial consulting services associated in part with a plan to secure additional capital, the Company issued to the financial advisor warrants to purchase 100,000 common shares at a price of $6 per share, and the Company agreed to issue additional warrants to purchase up to an additional 200,000 common shares at a price equal to the greater of (a) 150% of the average market price of the common shares during the three months prior to grant or (b) $6 per share. The additional warrants were to be issued in equal quarterly installments over a two year period, beginning October 15, 1995. The Company may terminate the financial advisory agreement on 30 days notice, in which case the next warrant issuance would be accelerated to the date on which notice of termination is given, but no additional warrants would be issued. As of December 31, 1996, the total number of warrants to purchase Common Shares issued was 225,000; 150,000 of which aree exercisable at a price of $6 per share, 25,000 of which are exercisable at a price of $7.32 per share, 25,000 of which are exercisable at a price of $30.04 per share, and 25,000 of which are exercisable at $29.33 per share. As of January 15, 1997, warrants to purchase an additional 25,000 shares were issued, which are exercisable at a price of $32.55 per share.

         During the quarter ended December 31, 1996, the Company recognized $50,136 in amortization expense for capitalized service costs related to consulting agreements.

3.       SUBSEQUENT EVENTS

         On February 4, 1997, the Company completed a subscription rights offering, raising $5,662,180 through the sale of 283,109 common shares. In addition, from December 26, 1996 through February 10, 1997, the Company received $772,271 through the exercise of certain underwriters' warrants.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of December 31, 1996 the Company had incurred a cumulative net loss of $9,537,314.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first two blood volume replacement products: Hextend(R) and PentaLyte.TM The Company is presently conducting a Phase III clinical trial of Hextend(R) in human patients. The clinical trial will involve approximately 150 patients and is designed to test whether the use of Hextend(R) can improve patient outcomes by maintaining organ perfusion and preventing the adverse effects of hypovolemia (loss of blood volume) during surgery. The clinical trial began in October 1996 and is being conducted at the Duke University Medical Center in Durham, North Carolina and at Mt. Sinai School of Medicine in New York, New York. The trial is proceeding in accordance with the Company's expectations. Additional studies are being designed to assess the value of Hextend(R) in other surgical applications.

         In order to commence clinical trials of new products and certain new therapeutic uses of Hextend(R), it will be necessary for the Company to prepare and file with the Food and Drug Administration ("FDA") an Investigational New Drug Application ("IND") or an amendment to the present IND for Hextend(R). The cost of preparing those IND filings and conducting those clinical trials is not presently determinable. It may be necessary for the Company to obtain additional financing in order to complete any clinical trials that may begin for its new products or for additional uses of Hextend(R).

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

         If the clinical trials of Hextend(R) are successful, the Company will have to prepare a New Drug Application for FDA approval to manufacture and market the new product. In order to complete a New Drug Application, the Company will have to obtain the means of producing Hextend(R) in compliance with FDA "good manufacturing practices."

         To address its anticipated need for manufacturing and marketing resources, the Company is negotiating with major pharmaceutical companies that, based upon their current product lines and resources, will be able to manufacture and market the Company's products if and when the necessary regulatory approvals are obtained. The Company and the representatives of a major pharmaceutical company are finalizing a manufacturing and marketing agreement for certain Company products.

         The acquisition of the Company's own production facilities and the development of the Company's own marketing organization is also being considered in the event that production and marketing arrangements cannot be made with established pharmaceutical companies on terms that the Company deems advantageous. Additional capital would be required in order for the Company to acquire its own production facilities and marketing organization.

         Because the Company's research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that losses from operations will continue to be incurred for the foreseeable future.

Results of Operations

Revenues

         From inception (November 30, 1990) through December 31, 1996, the Company generated $769,297 of revenues, comprised of $50,989 from the sale of products and services, and $718,308 in interest. For the three months ended December 31, 1996, the Company generated total revenues of $19,802. During the three months ended December 31, 1995, the Company had generated $34,882 of revenues. For the six months ended December 31, 1996, the Company generated $39,965 of revenues. For the six months ended December 31, 1995, the Company generated $79,060 of revenues. Substantially all of the Company's revenues during those periods was from interest income. The decrease in interest income is attributable to the decrease in cash and cash equivalents from 1995 to 1996. Limited test marketing of the Company's laboratory research equipment, through advertisements in trade publications, has resulted in sales of a small number of microcannulas. Although the Company may continue to test market its laboratory research equipment, and to promote its ability to perform research services, the Company's ability to generate substantial operating revenue depends upon its success in developing and marketing its blood substitute and organ preservation solutions and technology for medical use.

Operating Expenses

         From inception (November 30, 1990) through December 31, 1996, the Company incurred $5,690,853 of research and development expenses, including salaries, supplies and other expense items. Research and development expenses increased to $485,659 for the three months ended December 31, 1996, from $291,646 for the three months ended December 31, 1995. Research and development expenses also increased, to $917,825 for the six months ended December 31, 1996, from $539,858 for the six months ended December 31, 1995. The increase in research and development expenses is primarily attributable to preparation and initiation of Phase III human clinical trials. It is expected that research and development expenses will increase as the Company continues clinical testing of Hextend(R) and commences clinical studies of other products.

         From inception (November 30, 1990) through December 31, 1996, the Company incurred $4,615,758 of general and administrative expenses. General and administrative expenses increased to $288,630 for the three months ended December 31, 1996 from $206,631 for the three months ended December 31, 1995. General and administrative expenses also increased to $594,983 for the six months ended December 31, 1996, from $340,004 for the six months ended December 31, 1995. The increase is primarily attributable to increased personnel costs and to an amortization expense of $50,136 associated with agreements the Company entered into with certain financial advisors and consultants in exchange for warrants to purchase the Company's common shares (See Note 2 to the accompanying financial statements).

Liquidity and Capital Resources

         Because of the developmental nature of the Company's business, it is highly unlikely that in the foreseeable future the Company will be able to generate internally the funds necessary to carry on its planned operations. Since inception, the Company has financed its operations through the sale of equity securities. On February 4, 1997, the Company completed a subscription rights offering, raising $5,662,180 through the sale of 283,109 common shares. In addition, from December 26, 1996 through February 10, 1997, the Company received $772,271 through the exercise of certain underwriters' warrants.

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



         BIOTIME, INC.


Date: February 12, 1997            --------------------------------------------
                                                 Paul E. Segall, Ph.D.
                                                 Chief Executive Officer



Date: February 12, 1997            --------------------------------------------
                                                 Victoria Bellport
                                                 Chief Financial Officer