Form 10-Q/A
period 1996-12-31
BIOTIME INC
filed 1997-02-19
CIK 876343

FORM 10-Q
                                 Amendment No.1

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

         At December 31, 1996, options for the purchase of 219,000 shares under the Plan were held by employees, officers, directors, members of the scientific advisory board and certain consultants. Such options are exercisable at prices ranging from $1.99 to $18.81 beginning from one to two years after the grant date and expire after five to ten years from the grant date. Certain options require the achievement of performance criteria. During the quarter ended December 31, 1996, options to purchase a total of 10,000 common shares were issued to consultants at an average option price of $18.81 per share. The estimated fair value of the services totaled $20,000 and was recognized in the period. At December 31, 1996, 209,000 options were exercisable at prices ranging from $1.99 to $18.81. Options for 90,000 common shares have been exercised as of December 31, 1996.

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

         During September 1995, the Company entered into an agreement with a firm to act as its financial advisor. In exchange for financial consulting services associated in part with a plan to secure additional capital, the Company issued to the financial advisor warrants to purchase 100,000 common shares at a price of $6 per share, and the Company agreed to issue additional warrants to purchase up to an additional 200,000 common shares at a price equal to the greater of (a) 150% of the average market price of the common shares during the three months prior to grant or (b) $6 per share. The additional warrants were to be issued in equal quarterly installments over a two year period, beginning October 15, 1995. The Company may terminate the financial advisory agreement on 30 days notice, in which case the next warrant issuance would be accelerated to the date on which notice of termination is given, but no additional warrants would be issued. As of December 31, 1996, the total number of warrants to purchase Common Shares issued was 225,000; 150,000 of which aree exercisable at a price of $6 per share, 25,000 of which are exercisable at a price of $7.32 per share, 25,000 of which are exercisable at a price of $30.04 per share, and 25,000 of which are exercisable at $29.33 per share. As of January 15, 1997, warrants to purchase an additional 25,000 shares were issued, which are exercisable at a price of $32.65 per share.

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



         BIOTIME, INC.

                                                 /s/ Paul E. Segall
Date: February 19, 1997            --------------------------------------------
                                                 Paul E. Segall, Ph.D.
                                                 Chief Executive Officer


                                                 /s/ Victoria Bellport
Date: February 19, 1997            --------------------------------------------
                                                 Victoria Bellport
                                                 Chief Financial Officer