Form 10-Q
period 1997-03-31
BIOTIME INC
filed 1997-05-15
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,203,193 common shares, no par value, as of May 14, 1997.

                          PART 1--FINANCIAL INFORMATION


Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                    March 31,          June 30,
      ASSETS                                                                           1997              1996
                                                                                  --------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                         $     7,345,433  $      2,443,121
Research and development supplies                                                        150,000            200,000
Prepaid expenses and other current assets                                                128,929            214,094
                                                                                  --------------   ----------------
Total current assets                                                                   7,624,362          2,857,215

EQUIPMENT, Net of accumulated depreciation of $127,005 and $98,219                        80,228            101,559
OTHER ASSETS                                                                              39,422             10,048
                                                                                  --------------   ----------------
TOTAL ASSETS                                                                      $    7,744,012   $      2,968,474
                                                                                  ==============   ================

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES--Accounts payable                                             $      101,871   $        129,229
                                                                                  --------------   ----------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding                                                --                 --
Common Shares, no par value, authorized 5,000,000 shares; issued
 and outstanding 3,203,193 and 2,756,521                                              17,630,596         10,834,575
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                         (10,082,427)        (8,089,302)
                                                                                  --------------   ----------------
Total shareholders' equity                                                             7,642,141          2,839,245
                                                                                  --------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    7,744,012  $       2,968,474
                                                                                  ==============   ================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended                 Nine Months Ended           Period from Inception
                                               March 31,                          March 31,                (November 30, 1990)
                                         1997               1996             1997            1996           to March 31, 1997
                                   --------------       ------------   ---------------   -------------      -----------------
EXPENSES:
Research and development           $    (392,237)       $  (253,911)   $   (1,310,062)   $   (793,769)       $    (6,083,090)
General and administrative              (174,673)          (188,515)         (769,656)       (528,519)            (4,790,431)
                                   --------------       ------------   ---------------   -------------       ----------------
Total expenses                          (566,910)          (442,426)       (2,079,718)     (1,322,288)           (10,873,521)
                                   --------------       ------------   ---------------   -------------       ----------------

INCOME:
Interest                                  43,752             28,696            83,362         105,296                762,060
Other                                      2,876                500             3,231           2,960                 53,865
                                   --------------       ------------   ---------------   -------------       ----------------
Total income                              46,628             29,196            86,593         108,256                815,925
                                   --------------       ------------   ---------------   -------------       ----------------

NET LOSS                           $    (520,282)       $  (413,230)   $   (1,993,125)   $ (1,214,032)       $   (10,057,596)
                                   ==============       ============   ===============   =============       ================
NET LOSS PER SHARE                 $       ( .17)       $     ( .16)   $         (.69)   $       (.47)       $         (4.89)
                                   ==============       ============   ===============   =============       ================

NUMBER OF SHARES USED FOR
 CALCULATION OF NET LOSS
 PER SHARE                             3,068,954          2,591,014         2,877,910       2,591,581              2,057,624
                                   ==============       ============   ===============   =============       ================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                     Series A Convertible                                                   Deficit
                                       Preferred Shares           Common Shares                           Accumulated
                                    ---------------------   ----------------------                           During
                                    Number of                Number of               Contributed          Developmemt
                                     Shares      Amount       Shares      Amount       Capital               Stage
                                    ---------   ---------   ---------   ----------   -----------        ---------------
BALANCE, November 30, 1990
 (date of inception)

NOVEMBER 1990
 Common shares issued for cash                                437,587   $      263

DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                     350,070      137,400

 Contributed equipment at appraised
 value                                                                                  $ 16,425

 Contributed cash                                                                         77,547

MAY 1991:
 Common shares issued for cash
 less offering costs                                           33,725       54,463
 Common shares issued for stock
 of a separate entity at fair value                            33,340       60,000

JULY 1991:
 Common shares issued for
 services performed                                            10,000       18,000

AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less offering costs
 of $125,700                         120,000    $474,300

MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                       724,500    4,780,127

 Preferred shares converted
 into common shares                 (120,000)   (474,300)     120,000      474,300

 Dividends declared and paid
 on preferred shares                                                                                        $(24,831)

MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                 935,200     3,927,074

NET LOSS SINCE INCEPTION                                                                                  (3,721,389)
                                    ---------   ---------   ---------   -----------    ---------          -----------
BALANCE AT JUNE 30, 1994                        $   --      2,644,422   $ 9,451,627    $ 93,972          $(3,746,220)

See notes to financial statements.                                                                        (Continued)



                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                       Series A Convertible                                                Deficit
                                         Preferred Shares         Common Shares                          Accumulated
                                       --------------------  ------------------------                      During
                                       Number of              Number of                 Contributed      Development
                                        Shares     Amount       Shares       Amount      Capital            Stage
                                       ---------  ---------  ------------  ----------   ----------     ---------------
AUGUST 1994  - JUNE 1995
 Common shares repurchased
 with cash                                                        (84,600)   $(190,029)

NET LOSS                                                                                                   (2,377,747)
                                       ---------  ---------     ---------  -----------   --------       --------------
BALANCE AT JUNE 30, 1995                  --      $  --         2,559,822  $ 9,261,598   $ 93,972       $  (6,123,967)

JULY - SEPTEMBER 1995
 Common shares repurchased
 with cash                                                         (6,200)     12,693)
 Common shares warrants and options
 granted for services                                                         356,000

APRIL - JUNE 1996
 Common shares issued for
 cash (exercise of options and warrants)                          165,507   1,162,370
 Common shares issued for cash
 (lapse of recission)                                              37,392      67,300

NET LOSS                                                                                                   (1,965,335)
                                       ---------  ---------     ---------  -----------   ---------       -------------
BALANCE AT JUNE 30, 1996                  --      $  --         2,756,521  $10,834,575   $  93,972       $ (8,089,302)

JULY - DECEMBER 1996
 Common shares issued for cash
 (exercise of options and warrants)                                74,563      524,458

Common shares warrants and options
 granted for service (Note 2)                                                  105,000

JANUARY - MARCH 1997
 Common shares issued for cash
 (exercise of options and warrants)                                89,000      670,030
 Common shares issued for cash less                                          5,496,533
offering costs of $165,647                                        283,109

NET LOSS                                                                                                   (1,993,125)
                                       ---------  ---------    ----------  ------------   ---------       ------------
BALANCE AT MARCH 31, 1997                 --      $   --        3,203,193  $ 17,630,596   $ 93,972      $ (10,082,427)
                                       =========  =========    ==========  ============   =========     ==============

See notes to financial statements.                                                                         (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended                Period from Inception
                                                                   March 31,                   (November 30, 1990) to
                                                           1997                  1996                March 31, 1997
                                                       ------------          -------------        -------------------
OPERATING ACTIVITIES:
Net loss                                               $(1,993,125)           $(1,214,032)         $(10,057,596)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                              30,451                26,886                127,005
 Common shares issued for services                         190,685                  --                  376,617
 Inventory reserves                                         50,000                  --                   50,000
 Changes in operating assets and
  liabilities:
  Research and development supplies                           --                (200,000)              (200,000)
  Prepaid and other assets                                 (30,243)              (40,805)               (53,831)
  Accounts payable                                         (27,358)             (215,709)                101,871
                                                       ------------           -----------            ------------
Net cash used in operating activities                   (1,779,590)           (1,643,660)             (9,655,934)
                                                       ------------           -----------            ------------

INVESTING ACTIVITIES:
Sale of investments                                          --                    --                    197,400
Purchase of short-term investments                           --                    --                 (9,946,203)
Redemption of short-term investments                         --                    --                  9,934,000
Purchase of equipment and furniture                         (9,119)               (4,929)               (192,472)
                                                       ------------           -----------            ------------
Net cash provided by (used in) investing activities         (9,119)               (4,929)                 (7,275)
                                                       ------------           -----------            ------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                         --                    --                   600,000
Preferred shares placement costs                              --                    --                  (125,700)
Issuance of common shares for cash                        5,662,180                 --                16,373,106
Net proceeds from exercise of common share options
and warrants                                              1,194,488                 --                 2,356,858
Common shares placement costs                              (165,647)                --                (2,047,346)
Contributed capital - cash                                    --                    --                    77,547
Dividends paid on preferred shares                            --                    --                   (24,831)
Repurchase common shares                                      --                 (14,420)               (200,992)
                                                       ------------           -----------            ------------
Net cash provided by (used in) financing activities      6,691,021               (14,420)             17,008,642
                                                       ------------           -----------            ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              4,902,312            (1,663,009)              7,345,433

CASH AND CASH EQUIVALENTS:
At beginning of period                                   2,443,121             3,440,896                      --
                                                       ------------           -----------            ------------
At end of period                                       $ 7,345,433            $1,777,887              $ 7,345,433
                                                       ============           ===========            ============

See notes to condensed financial statements.                                                           (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended             Period from Inception
                                                                 March 31,                   (November 30, 1990)
                                                           1997              1996              to March 31, 1997
                                                       ----------         ---------           -------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:

 Receipt of contributed equipment                          --              --                   $   16,425
 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                              --              --                      197,400
Granting of options and warrants for services           105,000            --                      461,000
Accrued public offering costs                              --              --                       54,458


                                                                                                (Concluded)

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         General - BioTime, Inc. (the Company) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

         The condensed financial statements presented have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

         Estimates - the preparation of the Company's condensed financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the condensed balance sheet dates and the reported amounts of income and expenses for the periods presented.

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood substitute solutions and organ preservation products. The Company has not had any significant operating revenues and has incurred operating losses of $10,057,596 from inception to March 31, 1997. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of sales adequate to support the Company's cost structure.

         Cash and Cash Equivalents - the Company considers cash, money market funds, and U.S. Government securities with original maturities of three months or less to be cash and cash equivalents.


2.       SHAREHOLDERS' EQUITY

         On February 5, 1997, the Company completed a subscription rights offering raising $5,662,180 (less offering costs of $165,647), through the sale of 283,109 Common Shares.

         The Board of  Directors  of the Company  adopted the 1992 Stock  Option
         Plan (the "Plan") in September 1992, which was approved by the shareholders at the 1992 Annual Meeting of Shareholders on December 1, 1992. Under the Plan, as amended, the Company has reserved 400,000 Common Shares for issuance under options granted to eligible persons. No options may be granted under the Plan more than ten years after the date the Plan was adopted by the Board of Directors, and no options granted under the Plan may be exercised after the expiration of ten years from the date of grant.

         At March 31, 1997, options for the purchase of 245,000 shares under the Plan were held by employees, officers, directors, members of the scientific advisory board and certain consultants. Such options are or will become exercisable at prices ranging from $1.99 to $18.81 beginning from one to two years after the grant date and expire after five to ten years from the grant date. Certain options require the achievement of performance criteria. At March 31, 1997, 196,000 options were currently exercisable at prices ranging from $1.99 to $18.81. Options for 103,000 common shares have been exercised as of March 31, 1997.

         The Board of Directors has approved an amendment to the Plan that would make an additional 200,000 Common Shares available for future grants of options. The amendment has been submitted to the Company's shareholders for approval at the annual meeting of shareholders to be held on May 23, 1997.

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

         During September 1995, the Company entered into an agreement with a firm to act as its financial advisor. In exchange for financial consulting services associated in part with a plan to secure additional capital, the Company issued to the financial advisor warrants to purchase 100,000 common shares at a price of $6 per share, and the Company agreed to issue additional warrants to purchase up to an additional 200,000 common shares at a price equal to the greater of (a) 150% of the average market price of the common shares during the three months prior to grant or (b) $6 per share. The additional warrants are to be issued in equal quarterly installments over a two year period, beginning October 15, 1995. The Company may terminate the financial advisory agreement on 30 days notice, in which case the next warrant issuance would be accelerated to the date on which notice of termination is given, but no additional warrants would be issued. Through March 31, 1997, the advisor had received warrants to purchase 250,000 Common Shares; 150,000 of which are exercisable at a price of $6 per share, 25,000 of which are exercisable at a price of $7.32 per share, 25,000 of which are exercisable at a price of $30.04 per share, 25,000 of which are exercisable at $29.33 per share, and 25,000 of which are exercisable at $32.65 per share. As of April 15, 1997, the advisor received warrants to purchase an additional 25,000 shares at a price of $49.01 per share.

         During the quarter ended March 31, 1997, the Company recognized $50,136 in amortization expense for capitalized service costs related to consulting agreements.


3.       RECENTLY ISSUED ACCOUNTING STANDARD

         During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

         SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common shares.

         If SFAS 128 had been in effect during the current and prior periods, basic EPS and diluted EPS would not have been significantly different than primary EPS and fully diluted EPS currently reported for the period. Fully diluted EPS, as with diluted EPS, is not reported due to its antidilutive affect on EPS.

4.       SUBSEQUENT EVENTS

         On April 23, 1997, BioTime and Abbott Laboratories entered into an Exclusive License Agreement under which BioTime has granted to Abbott Laboratories an exclusive license to manufacture and sell BioTime's proprietary blood plasma volume expander solution Hextend(R) in the
         United States and Canada for all therapeutic uses other than hypothermic surgery, or for use in other procedures involving replacement of substantially all of a patient's circulating blood volume. BioTime has retained all rights to manufacture, sell or license Hextend(R) and other products in all other countries.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of March 31, 1997 the Company had incurred a cumulative net loss of $10,057,596.

    Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products:
Hextend,(R) PentaLyte,TM and HetaCool.TM The Company is presently conducting a Phase III clinical trial of Hextend(R) in human patients. The clinical trial will involve approximately 150 patients and is designed to test whether Hextend(R) can be used to treat hypovolemia (loss of blood volume) by adequately maintaining blood pressure and volume during high blood loss surgery. These clinical trials began in October 1996 and are being conducted at the Duke University Medical Center in Durham, North Carolina and at Mt. Sinai School of Medicine in New York, New York. The trials are proceeding in accordance with the Company's expectations. If the clinical trials are successful, the Company will prepare a New Drug Application for Food and Drug Administration ("FDA") approval to manufacture and market Hextend(R).

    Additional studies are being designed for new products under development and to assess the safety and efficacy of Hextend(R) in other surgical applications. In order to commence clinical trials of new products and certain new therapeutic uses of Hextend,(R) it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand the present IND for Hextend.(R) The cost of preparing those IND filings and conducting those clinical trials is not presently determinable, but could be substantial. It may be necessary for the Company to obtain additional financing in order to complete any clinical trials that may begin for its new products or for new uses of Hextend.(R)

    On April 23, 1997, BioTime and Abbott Laboratories ("Abbott") entered into an Exclusive License Agreement (the "License Agreement") under which BioTime has granted to Abbott an exclusive license to manufacture and sell Hextend(R) in the United States and Canada for all therapeutic uses other than hypothermic surgery, or for use in other procedures involving replacement of substantially all of a patient's circulating blood volume. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries.

    Under the License Agreement, Abbott has agreed to pay BioTime up to $40,000,000 in license fees based upon product sales and the achievement of certain milestones, and to provide assistance to BioTime in connection with the Company's Phase III clinical trials of Hextend(R). In addition to the license fees, Abbott will pay BioTime a royalty on annual net sales of Hextend.(R) The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott's obligation to pay royalties on sales of Hextend(R) will expire in the United States or Canada when all patents protecting Hextend(R) in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend(R) for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

    As part of the Company's strategy to enter global markets, a focus group, in which physicians, surgeons and scientists from several countries have been invited to participate, will be held in England during May 29-30, 1997. At the focus group, the Company will present pharmacological data gathered through laboratory and clinical testing of Hextend(R) and laboratory testing of other products. Feedback from the focus group participants will be used by the Company in the development of clinical trial and marketing programs for domestic and international markets.

    Following the focus group, visits have been scheduled with European-based companies which have expressed interest in licensing the Company's products. In addition, discussions are ongoing between the Company and a number of other overseas and multinational companies for a license to manufacture and market the Company's products in Europe, Asia, Latin America and other parts of the world.

    The Company plans to continue to provide funding for its laboratory testing programs at selected medical schools and hospitals for the purpose of developing additional uses of Hextend,(R) PentaLyte,TM HetaCool,TM and other new products, but the amount of research that will be conducted at those institutions will depend upon the Company's financial status as will the funding required for clinical testing of new products.

    Because the Company's research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that losses from operations will continue to be incurred for the foreseeable future.

Results of Operations

Revenues

    From inception (November 30, 1990) through March 31, 1997, the Company generated $815,925 of revenues, comprised of $53,865 from the sale of products and services, and $762,060 in interest. For the three months ended March 31, 1997, the Company generated total revenues of $46,628, compared with $29,196 generated during the three months ended March 31, 1996. For the nine months ended March 31, 1997, the Company generated $86,593 of revenues, compared with $108,256 generated for the nine months ended March 31, 1996. Substantially all of the Company's revenues during those periods was from interest income. The increase in interest income for the three months ended March 31, 1997 is attributable to the increase in cash and cash equivalents from the subscription rights offering, which was completed February 5, 1997, raising $5,662,180 (less offering costs of $165,647). The decrease in interest income for the nine months ended March 31, 1997 is due to the overall decrease in cash from 1996 to 1997, until the subscription rights offering was completed and proceeds were received in February 1997. Limited marketing of the Company's laboratory research equipment, through advertisements in trade publications and sales to distributors, has resulted in sales of a small number of microcannulas. Although the Company may continue to market its laboratory research equipment, and to promote its ability to perform research services, the Company's ability to generate substantial operating revenue depends upon its success in developing and marketing its blood substitute and organ preservation solutions and technology for medical use.

Operating Expenses

    From inception (November 30, 1990) through March 31, 1997, the Company incurred $6,083,090 of research and development expenses, including salaries, supplies and other expense items. Research and development expenses increased to $392,237 for the three months ended March 31, 1997, from $253,911 for the three months ended March 31, 1996. Research and development expenses also increased, to $1,310,062 for the nine months ended March 31, 1997, from $793,769 for the nine months ended March 31, 1996. The increase in research and development expenses is attributable to ongoing Phase III human clinical trials, and initiation of a second study site for those trials. It is expected, however, that research and development expenses will increase as the Company continues clinical testing of Hextend(R), and commences clinical studies of other products.

    From inception (November 30, 1990) through March 31, 1997, the Company incurred $4,790,431 of general and administrative expenses. General and administrative expenses decreased slightly to $174,673 for the three months ended March 31, 1997 from $188,515 for the three months ended March 31, 1996. General and administrative expenses increased to $769,656 for the nine months ended March 31, 1997, from $528,519 for the nine months ended March 31, 1995. The increase in general and administrative expenses is primarily attributable to an amortization expense associated with agreements the Company entered into with certain financial advisors and consultants in exchange for warrants to purchase the Company's common shares (See Note 2 to the accompanying financial statements).


Liquidity and Capital Resources

    Since inception, the Company has financed its operations through the sale of equity securities, and at March 31, 1997, the Company had cash and cash equivalents of over $7,000,000. Management believes that additional funds may be required for the successful completion of the

Company's product development activities. The Company plans to obtain financing for its future operations through additional sales of equity or debt securities, and through the licensing of its products to pharmaceutical companies.

    Under its License Agreement with Abbott, the Company has received $1,000,000 for signing the agreement, and is entitled to receive an additional $400,000 in license fees during the fiscal quarter ending June 30, 1997, based upon the achievement of a milestone pertaining to the allowance of certain patent claims pending. An additional $1,100,000 of license fees under the License Agreement will become payable in installments upon the achievement of specific milestones pertaining to the filing and approval of a New Drug Application for Hextend,(R) and the commencement of sales of the product. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend(R), at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott's obligation to pay licensing fees on sales of Hextend(R) will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend(R) in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country. In addition to license fees, the Company will receive royalties upon the sale of Hextend(R).

    License fees and royalties will also be sought from Abbott or other pharmaceutical companies for United States and Canadian licenses of new products and uses of Hextend(R) that are not covered by Abbott's license, and for licenses to manufacture and market the Company's products abroad.

    The future availability and terms of equity and debt financings, and the amount of license fees and royalties that may be earned through the licensing and sale of the Company's products cannot be predicted. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

    Statements  contained  in this  report  that are not  historical  facts  may constitute forward-lloking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. In addition to the factors discussed elsewhere in this report, the Company's operations are subject to a number of risks and uncertainties, including the results of clinical trials of Hextend(R) and any other products for which clinical trials may commence, the Company's ability to obtain FDA and foreign regulatory approval to market Company products, the ability of the Company to enter into additional product license agreements with pharmaceutical companies, the results of laboratory tests of products under development, competition from products manufactured and sold or being developed by other companies, and the price of and demand for any products that are ultimately sold by the Company or its licensees.

    The market price of the Company's Common Shares, like that of the common stock of many biotechnology companies, has been highly volatile. The price of such securities may rise or fall rapidly in response to certain events such as the commencement or completion of clinical trials, FDA and foreign regulatory actions, the development of competing products, the licensing of Copany products, earnings or losses reported by the Company, and the content of securities analyst reports concerning the Company.

                           PART II--OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
Number           Description
--------         -----------

10.1 Exclusive License Agreement, dated April 23, 1997, between BioTime, Inc. and Abbott Laboratories. ^^

10.2             Employment Agreement, dated April 1, 1997, between BioTime,Inc.
                 and Ronald S. Barkin.++

27               Financial Data Schedule.++


++Filed herewith.


^^Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 1997.





(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on April 24, 1997, containing Item 5. Other Events, and Item 7. Exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BIOTIME, INC.

                                            /s/ Paul E. Segall
Date:  May 14, 1997                 -------------------------------------------
                                            Paul E. Segall
                                            Chief Executive Officer


                                            /s/ Victoria Bellport
Date:  May 14, 1997                 -------------------------------------------
                                            Victoria Bellport
                                            Chief Financial Officer

Exhibit Index
-------------


Exhibit
Number           Description
--------         -----------

10.1 Exclusive License Agreement, dated April 23, 1997, between BioTime, Inc. and Abbott Laboratories. ^^

10.2             Employment Agreement, dated April 1, 1997, between BioTime,Inc.
                 and Ronald S. Barkin.++

27               Financial Data Schedule.++


++Filed herewith.


^^Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 1997.