Form 10-K405/A
period 1997-06-30
BIOTIME INC
filed 1997-09-29
CIK 876343

==================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A No. 1

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

23.1      Consent of Deloitte & Touche LLP^^


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

^^ Previously filed September 26, 1997.

** Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of September 1997.

                                  BIOTIME, INC.

                                      /s/: Paul E. Segall
                                  By:______________________________
                                      Paul E. Segall, Ph.D.
                                      President and Chief Executive
                                      Officer (Principal executive officer)


     Signature                            Title                                              Date
--------------------                ---------------------                               ----------------
/s/: Paul E. Segall
---------------------
Paul E. Segall, Ph.D.               President, Chief Executive Officer and              September 26, 1997
                                    Director (Principal Executive Officer)

/s/: Ronald S. Barkin
---------------------
Ronald S. Barkin                    Executive Vice President and Director               September 26, 1997


/s/: Harold D. Waitz
---------------------
Harold D. Waitz, Ph.D.              Vice President and Director                         September 26, 1997


/s/:Hal Sternberg
----------------------
Hal Sternberg, Ph.D.                Vice President and Director                         September 26, 1997


/s/:Victoria Bellport
----------------------
Victoria Bellport                   Chief Financial Officer and                         September 26, 1997
                                    Director (Principal Financial and
                                    Accounting Officer)

/s/:Judith Segall
----------------------
Judith Segall                       Vice President, Corporate Secretary                 September 26, 1997
                                    and Director

----------------------
Jeffrey B. Nickel                   Director                                            September 26, 1997