Form 10-Q
period 1997-09-30
BIOTIME INC
filed 1997-11-14
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,830,079 common shares, no par value, as of November 12, 1997.

                          PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,        June 30,
      ASSETS                                                                           1997              1997
                                                                                  --------------    ---------------
CURRENT ASSETS
Cash and cash equivalents                                                         $    7,370,991     $    7,811,634
Research & development supplies on hand                                                   50,000            100,000
Prepaid expenses and other current assets                                                 87,143            259,109
                                                                                  --------------    ---------------
Total current assets                                                                   7,508,134          8,170,743

EQUIPMENT, Net of accumulated depreciation of $150,355 and $139,241                      112,559             92,609
OTHER ASSETS                                                                              29,422             34,422
                                                                                  --------------    ---------------
TOTAL ASSETS                                                                      $    7,650,115     $    8,297,774
                                                                                  ==============    ===============


        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                         178,290    $       249,168
Accrued compensation                                                                     125,000            175,000
Deferred revenue - current portion                                                       900,000            900,000
                                                                                  --------------    ---------------
Total current liabilities                                                              1,203,290          1,324,168

DEFERRED REVENUE                                                                         312,500            437,500
                                                                                  --------------    ---------------
Total liabilities                                                                      1,515,790          1,761,668
                                                                                  --------------    ---------------

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 25,000,000 shares; issued
 and outstanding 9,798,579 and 9,609,579                                              18,206,486         17,625,646
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                        (12,166,133)       (11,183,512)
                                                                                  --------------    ---------------
Total shareholders' equity                                                             6,134,325          6,536,106
                                                                                  --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $     7,650,115   $     8,297,774
                                                                                  ==============    ===============

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended               Period from Inception
                                                           September 30,                   (November 30, 1990)
                                                     1997             1996                to September 30, 1997
                                                 ------------      ------------        -------------------------
REVENUE:
License fee                                      $   125,000                                 $        187,500
                                                 ------------      ------------              -----------------

EXPENSES:
Research and development                         $  (678,272)      $  (432,166)              $     (7,587,625)
General and administrative                          (505,494)         (306,353)                    (5,735,815)
                                                 ------------      ------------              -----------------
Total expenses                                    (1,183,766)         (738,519)                   (13,323,440)
                                                 ------------      ------------              -----------------

INTEREST AND OTHER INCOME                             76,145            20,163                        994,638
                                                 ------------      ------------              -----------------

NET LOSS                                         $  (982,621)      $  (718,356)              $    (12,141,302)
                                                 ============      ============              =================
NET LOSS PER SHARE                               $     ( .10)      $     ( .09)              $          (1.89)
                                                 ============      ============              =================

SHARES USED IN
 PER SHARE COMPUTATION                              9,640,394         8,324,508                      6,425,875
                                                 ============      ============              =================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                              Series A Convertible                                                  Deficit
                                                Preferred Shares          Common Shares                           Accumulated
                                             ----------------------  ---------------------                           During
                                              Number of                Number                  Contributed        Development
                                               Shares      Amount     of Shares      Amount      Capital             Stage
                                              ---------   ---------   ----------   ----------  -----------     ----------------
BALANCE, November 30, 1990
 (date of inception)                              --          --          --           --            --              --
NOVEMBER 1990
 Common shares issued for cash                                         1,312,761    $    263
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                              1,050,210     137,400
 Contributed equipment at appraised
 value                                                                                          $ 16,425
 Contributed cash                                                                                 77,547
MAY 1991:
 Common shares issued for cash
 less offering costs                                                     101,175      54,463
 Common shares issued for stock
 of a separate entity at fair value                                      100,020      60,000
JULY 1991:
 Common shares issued for
 services performed                                                       30,000      18,000
AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less offering costs of $125,700         360,000     $474,300
MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                                2,173,500   4,780,127
 Preferred shares converted
 into common shares                          (360,000)    (474,300)      360,000     474,300
 Dividends declared and paid
 on preferred shares                                                                                           $   (24,831)
MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                          2,805,600   3,927,074
NET LOSS SINCE INCEPTION                                                                                        (3,721,389)
                                              ---------   ---------   ----------  ----------      ---------     -----------
BALANCE AT JUNE 30, 1994                         --       $    --      7,933,266   9,451,627       $ 93,972    $ 3,746,220)

See notes to condensed financial statements.                                                              (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY






                                          Series A Convertible                                                Deficit
                                           Preferred Shares           Common Shares                         Accumulated
                                          --------------------   -----------------------                      During
                                          Number of               Number of                Contributed      Development
                                           Shares     Amount       Shares       Amount      Capital            Stage
                                          ---------  ---------   -----------   ---------   ----------    ----------------
BALANCE AT JUNE 30, 1994                     --      $  --        7,933,266   $9,451,627   $  93,972    $  (3,746,220)
 Common shares repurchased
 with cash                                                         (253,800)    (190,029)
NET LOSS                                                                                                   (2,377,747)
                                          ---------  ---------     ---------   ---------     --------     -------------
BALANCE AT JUNE 30, 1995                      --    $    --        7,679,466  $9,261,598  $  93,972     $  (6,123,967)
 Common shares issued for
 cash (exercise of options and warrants)                             496,521   1,162,370
 Common shares issued for cash
 (lapse of recision)                                                 112,176      67,300
 Common shares repurchased
 with cash                                                           (18,600)    (12,693)
 Common shares warrants and options
 granted for services                                                  --        356,000
NET LOSS                                                                                                   (1,965,335)
                                          ---------  ---------     ---------  ----------   --------      -------------
BALANCE AT JUNE 30, 1996                     --      $   --        8,269,563 $10,834,575  $ 93,972      $  (8,089,302)
 Common shares issued for cash less
 offering costs of $170,597                                          849,327   5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                  490,689   1,194,488
 Common shares warrants and options
 granted for service                                                   --        105,000
NET LOSS                                                                                                     (3,094,210)
                                          ---------  ---------     ---------   ---------     --------      -------------
BALANCE AT JUNE 30, 1997                      --    $    --        9,609,579 $17,625,646    $ 93,972     $  (11,183,512)
Common Shares issued for cash
(exercise of options)                                                189,000     580,840
NET LOSS                                                                                                       (982,621)
                                          ---------  ---------     ---------   ---------     --------      -------------
BALANCE AT SEPTEMBER 30, 1997                --      $   --        9,798,579   $18,206,486   $  93,972     $(12,166,133)
                                          =========  =========     =========   =========     ========      =============

See Notes to condensed financial statements.                                                              (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended             Period from Inception
                                                                   September 30,                 (November 30, 1990)
                                                             1997                  1996         to September 30, 1997
                                                        -----------            -----------      ---------------------
OPERATING ACTIVITIES:
Net loss                                                $ (982,621)          $  (718,356)           $(12,141,302)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred Revenue                                          (125,000)                   --                (187,500)
Depreciation                                                11,112                10,124                 150,353
Cost of Services - options and warrants                     12,525                70,413                 451,481
Supply Reserves                                             50,000                                       150,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                     --                    --                (200,000)
  Prepaid expenses and other current
   assets                                                  159,441                    --                 (47,421)
  Deposits                                                   5,000                  9,615                (29,422)
  Accounts payable                                         (70,878)                44,362                178,290
  Accrued compensation                                     (50,000)                   --                 125,000
  Deferred revenue                                              --                    --               1,400,000
                                                        -----------            ----------            ------------
Net cash used in operating activities                     (990,421)              (583,842)           (10,150,521)
                                                        -----------            ----------            ------------

INVESTING ACTIVITIES:
Sale of investments                                             --                    --                 197,400
Purchase of short-term investments                              --                    --             (9,946,203)
Redemption of short-term investments                            --                    --               9,934,000
Purchase of equipment and furniture                        (31,062)                   --                (246,487)
                                                        -----------            ----------            ------------
Net cash used in investing activities                      (31,062)                   --                 (61,290)
                                                        -----------            ----------            ------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                           --                    --                 600,000
Preferred shares placement costs                                --                    --                (125,700)
Issuance of common shares for cash                              --                    --              16,373,106
Net proceeds from exercise of common share options
and warrants                                                580,840               159,865              2,937,698
Common shares placement costs                                   --                    --              (2,052,296)
Contributed capital - cash                                      --                    --                  77,547
Dividends paid on preferred shares                              --                    --                 (24,831)
Repurchase Common Shares                                        --                    --                (202,722)
                                                        -----------            ----------            ------------
Net cash provided by (used in) financing activities         580,840               159,865             17,582,802
                                                        -----------            ----------            ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                (440,643)             (423,977)             7,370,991

CASH AND CASH EQUIVALENTS:
At beginning of period                                    7,811,634             2,443,121                      --
                                                        -----------            ----------            ------------
At end of period                                        $ 7,370,991           $ 2,019,144            $ 7,370,991
                                                        ===========            ==========            ============

See notes to condensed financial statements.                                                           (Continued)

                                        6

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended            Period from Inception
                                                               September 30,               (November 30, 1990)
                                                          1997            1996             to September 30, 1997
                                                       -----------    -----------          -----------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                                 $  16,425
Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                    $ 197,400
Granting of options and warrants for services                          $  85,000                 $ 479,000

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

         The Company's operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to the following: the results of clinical trials of the Company's products; the Company's ability to obtain United States Food and Drug Administration ("FDA") and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for any Company products that are ultimately sold; the Company's ability to obtain additional financing and the terms of any such financing that may be obtained; the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company's products; and the availability of reimbursement for the cost of the Company's products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has not had any significant operating revenues and has incurred operating losses of $12,141,302 from inception to September 30, 1997. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of sales adequate to support the Company's cost structure.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

3.       SHAREHOLDERS' EQUITY

         In September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 120,000 common shares at a price of $6.25 per share. Warrants for 75,000 common shares vested and became exercisable and transferable when issued; warrants for the remaining 45,000 common shares vest ratably through September 1997 and become exercisable and transferable as vesting occurs. The estimated value of the services to be performed is $60,000 and that amount has been capitalized and is being amortized over the three year term of the agreement.

         During September 1995, the Company entered into an agreement with a firm to act as its financial advisor. In exchange for financial consulting services associated in part with a plan to secure additional capital, the Company issued to the financial advisor warrants to purchase 300,000 common shares at a price of $2 per share, and the Company agreed to issue additional warrants to purchase up to an additional 600,000 common shares at a price equal to the greater of (a) 150% of the average market price of the common shares during the three months prior to grant or (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The warrants are exercisable at the following prices: 450,000 at a price of $2 per share, 75,000 at a price of $2.44 per share, 75,000 at a price of $10.01 per share, 75,000 at a price of $9.78 per share, 75,000 at a price of $10.88 per share, 75,000 at a price of $16.34 per share, and 75,000 at a price of $14.26 per share. The total value of these 900,000 warrants at the agreement date, estimated to be $300,000, was capitalized in fiscal 1996 and is being amortized over the two year term of the agreement.

         The Board of  Directors  of the Company  adopted the 1992 Stock  Option
         Plan (the "Plan") in September 1992, which was approved by the shareholders at the 1992 Annual Meeting of Shareholders on December 1, 1992. Under the Plan, as amended, the Company has reserved 1,800,000 common shares for issuance under options granted to eligible persons. No options may be granted under the Plan more than ten years after the date the Plan was adopted by the Board of Directors, and no options granted under the Plan may be exercised after the expiration of ten years from the date of grant.

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. At September 30, 1997, 651,000 shares were available for future grants under the Option Plan; and 651,000 shares have been granted at exercise prices ranging from $0.66 to $10.33.

         In June 1994, the Board of Directors authorized management to repurchase up to 600,000 of the Company's common shares at market price at the time of purchase. As of June 30, 1997, 272,400 shares have been repurchased and retired. No shares have been repurchased since August 28, 1995.

4.       LICENSE AGREEMENT

         In April 1997, BioTime and Abbott Laboratories ("Abbott") entered into an Exclusive License Agreement (the "License Agreement") under which BioTime has granted to Abbott an exclusive license to manufacture and sell BioTime's proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

         Under the License Agreement, Abbott has agreed to pay the Company up to $40,000,000 in license fees; of which $1,000,000 due upon signing of the License Agreement (the "signing payment"), and $400,000 due upon the achievement of a patent claims milestone (the "patent payment") have been received; an additional $1,100,000 will become payable in installments upon the achievement of specific milestones (the "milestone payments") pertaining to the filing and approval of a New Drug Application for Hextend and the commencement of sales of the product. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

         As of September 30, 1997, the Company received $1,400,000 from Abbott under the License Agreement, and has deferred recognition of $1,212,500. The Company will recognize the signing payment over the estimated development period (two years) and the patent payment when the related patent has been issued. Further milestone payments will be recognized as achieved. Additional license fees and royalty payments will be recognized as the related sales are made and reported as earned to the Company by Abbott.


5.       STOCK SPLIT

         On October 30, 1997, the Company effected a three-for-one stock split by distributing to its shareholders of record on October 9, 1997 two additional shares for each share owned by them. All share and per share data have been restated to reflect the stock split for all periods presented herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and product development activities. The Company has not yet generated significant operating revenues, and as of September 30, 1997 the Company had incurred a cumulative net loss of $12,141,302.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend(R), PentaLyte(R), and HetaCool(TM). The Company has completed all the surgical procedures for its Phase III clinical trials of Hextend, its proprietary blood plasma volume expander. The Phase III trials were designed to test whether Hextend can be used to treat hypovolemia (loss of blood volume) by adequately maintaining blood pressure and volume during high blood loss surgery. A 28 day follow-up period has been completed for each patient. The case report forms for each patient in the study, containing data gathered during the trial which will be used to evaluate the safety and efficacy of Hextend, are being reviewed.

         The data gathered during the trial will be transferred to a computer file which will be used in a statistical evaluation of the trial results. The code which determined whether each patient received Hextend or the control solution will then be broken, and the analysis of the data will begin. It is expected that this process will be initiated, and certain results regarding the outcome of the study, will be available to the Company before the end of calendar year 1997.

         In July 1997, the Company began a clinical trial of Hextend using human volunteers at Middlesex Hospital in London, England. All human testing has been completed and the results of that trial are being analyzed and will be used in the design of multinational trials aimed at expanding indications for the use of Hextend and obtaining regulatory approval.

         Additional   studies  are  being   designed  for  new  products   under
development, including PentaLyte and HetaCool, and to assess the safety and efficacy of Hextend in other surgical and medical applications.

         Hextend, PentaLyte and HetaCool are similar formulations, except that Hextend and HetaCool use a high molecular weight hetastarch whereas PentaLyte uses a lower molecular weight pentastarch. The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend and HetaCool the products of choice when a larger volume of plasma expander or a blood substitute for low temperature surgery is needed or where the patient's ability to regenerate his own blood proteins after surgery is compromised. PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and HetaCool and might be used when less plasma expander is needed or where the patient is more capable of quickly regenerating lost blood proteins. By testing and bringing both Hextend and PentaLyte to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

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

         The Company and a number of overseas and multinational pharmaceutical companies are discussing licenses to manufacture and market Hextend and other of BioTime products. Representatives of certain of those companies have made arrangements to meet with the Company in the United States to continue discussions regarding manufacturing and marketing rights in Europe and Japan.

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

Hextend(R) and PentaLyte(R) are registered trademarks, and HetaCoolTM is a trademark, of BioTime, Inc.

Results of Operations

Revenues

         From inception (November 30, 1990) through September 30, 1997, the Company generated $187,500 of revenue. For the three months ended September 30, 1997, the Company generated total revenues of $125,000, comprised of license fee income from the signing of the License Agreement with Abbott. The Company has deferred recognition of $1,212,500 of revenue received for signing the License Agreement and achieving a license fee milestone pertaining to the allowance of certain patent claims pending (See Note 4 to the accompanying financial statements). The Company did not earn any license fee income during the three months ended September 30, 1996, as the Company did not have any license agreements in effect during that period. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

Operating Expenses

         From inception (November 30, 1990) through September 30, 1997, the Company incurred $7,587,625 of research and development expenses, including salaries, supplies and other expense items. Research and development expenses were $678,272 for the three months ended September 30, 1997, compared to $432,166 for the three months ended September 30, 1996. The increase in research and development expenses is attributable to ongoing Phase III human clinical trials, compilation of data and preparation of an NDA (New Drug Application), and an accrual for bonuses for services rendered during the period from July 1, 1997 to September 30, 1997. It is expected that research and development expenses will increase as the Company commences additional clinical studies of Hextend in the United States and abroad, and commences clinical studies of other products.

         From inception (November 30, 1990) through September 30, 1997, the Company incurred $5,735,815 of general and administrative expenses. General and administrative expenses were $505,494 for the three months ended September 30, 1997, compared to $306,353 for the three months ended September 30, 1996. This increase is primarily attributable to increased personnel costs and to an accrual for bonuses for services rendered during the period from July 1, 1997 to September 30, 1997.

Interest and Other Income

         From inception (November 30, 1990) through September 30, 1997, the Company generated $994,638 of interest and other income. For the three months ended September 30, 1997, the Company generated $76,145 of interest and other income, compared to $20,163 for the three months ended September 30, 1996. The increase in interest income is attributable to an increase in cash and cash equivalents from the Company's subscription rights offering completed on February 5, 1997.


Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at September 30, 1997, the Company had cash and cash equivalents of $7,370,991. Management believes that additional funds may be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through additional sales of equity or debt securities, and through the licensing of its products to pharmaceutical companies.

         Under its License Agreement with Abbott, the Company has received $1,400,000 of license fees and milestone payments for signing the agreement and achieving a milestone pertaining to the allowance of certain patent claims pending. An additional $1,100,000 of license payments under the License Agreement will become payable in installments upon the achievement of specific milestones pertaining to the filing and approval of a New Drug Application for Hextend and the commencement of sales of the product. Additional license fees and royalties will become payable upon product sales.

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

         Statements contained in this report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. See Note 1 to Financial Statements and the "Risk Factors" discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits.

Exhibit
Numbers           Description

 3.1     Articles of Incorporation as Amended.=

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

10.14    1992 Stock Option Plan, as amended.+++

10.15    Employment Agreement dated April 1, 1997 between the Company and Ronald
         S. Barkin.^

10.16    Intellectual Property Agreement between the Company and Ronald S.
         Barkin.^

27       Financial Data Schedule**


= Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1997.

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

+++ Incorporated by reference to Registration Statement on Form S-8, File Number 333-30603 filed with the Securities and Exchange Commission on July 2, 1997.

^ Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

** Filed herewith.


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended September 30, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        BIOTIME, INC.

                                                        /s/Paul E. Segall
Date: November 13, 1997                  ---------------------------------------
                                                        Paul E. Segall
                                                        Chief Executive Officer


                                                        /s/Victoria Bellport
Date: November 13, 1997                  ---------------------------------------
                                                        Victoria Bellport
                                                        Chief Financial Officer