Form 10-Q
period 1997-12-31
BIOTIME INC
filed 1998-02-03
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,899,079, common shares, no par value, as of February 2, 1998.

                          PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                   December 31,        June 30,
      ASSETS                                                                           1997              1997
                                                                                  --------------     --------------
CURRENT ASSETS
Cash and cash equivalents                                                          $   6,321,242     $    7,811,634
Research and development supplies on hand                                                   --              100,000
Prepaid expenses and other current assets                                                249,757            259,109
                                                                                  --------------     --------------
Total current assets                                                                   6,570,999          8,170,743

EQUIPMENT, Net of accumulated depreciation of $162,871 and $139,241                      127,055             92,609
OTHER ASSETS                                                                              24,422             34,422
                                                                                  --------------     --------------
TOTAL ASSETS                                                                       $   6,722,476     $    8,297,774
                                                                                  ==============     ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                         333,238     $      249,168
Accrued compensation                                                                        --              175,000
Deferred revenue - current portion                                                       500,000            900,000
                                                                                  --------------     --------------
Total current liabilities                                                                833,238          1,324,168

DEFERRED REVENUE                                                                         187,500            437,500
                                                                                  --------------     --------------
Total liabilities                                                                      1,020,738          1,761,668
                                                                                  --------------     --------------

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 25,000,000 shares; issued
 and outstanding 9,845,079 and 9,609,579                                              18,411,076         17,625,646
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                        (12,803,310)       (11,183,512)
                                                                                  --------------     --------------
Total shareholders' equity                                                             5,701,738          6,536,106
                                                                                  --------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   6,722,476     $    8,297,774
                                                                                  ==============     ==============

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended                Six Months Ended         Period from Inception
                                                      December 31,                    December 31,             (November 30, 1990)
                                                1997              1996            1997           1996          to December 31, 1997
                                           --------------     ------------   -------------   --------------  ----------------------
REVENUE:
License Fee                                      525,000           --             650,000          --                      712,500
                                           --------------     ------------   -------------   --------------       ----------------

EXPENSES:
Research and development                   $    (864,276)     $  (485,659)    $(1,542,548)   $     (917,825)       $    (8,451,901)
General and administrative                      (384,846)        (288,630)       (890,340)        (594,983)             (6,120,661)
                                           --------------     ------------   -------------   --------------        ----------------
Total expenses                                (1,249,122)        (774,289)     (2,432,888)      (1,512,808)            (14,572,562)
                                           --------------     ------------   -------------   --------------        ----------------

INTEREST AND OTHER INCOME:                        86,945           19,802         163,090           39,965              1,081,583
                                           --------------     ------------   -------------   --------------        ----------------

NET LOSS                                   $    (637,177)     $  (754,487)   $ (1,619,798)   $  (1,472,843)        $   (12,778,479)
                                           ==============     ============   =============   ==============        ================

BASIC LOSS PER SHARE                       $       (0.06)     $     (0.09)   $      (0.17)   $       (0.18)        $         (1.95)
                                           ==============     ============   =============   ==============        ================
DILUTED LOSS PER SHARE                     $       (0.06)     $     (0.09)   $      (0.17)   $       (0.18)        $         (1.95)
                                           ==============     ============   =============   ==============        ================

COMMON AND EQUIVALENT
SHARES USED IN COMPUTING
PER SHARE AMOUNTS:

BASIC                                           9,832,411        8,382,279       9,736,402        8,353,395               6,546,926
                                           ==============     ============   =============   ==============        ================
DILUTED                                         9,832,411        8,382,279       9,736,402        8,353,395               6,546,926
                                           ==============     ============   =============   ==============        ================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY






                                           Series A Convertible
                                             Preferred Shares          Common Shares                               Deficit
                                           ---------------------   -----------------------                        Accumulated
                                           Number of                Number                  Contributed            During
                                            Shares      Amount     of Shares      Amount       Capital         Development Stage
                                           ---------   ---------   ---------    ----------   -----------       ------------------
BALANCE, November 30, 1990
 (date of inception)                          --          --          --           --            --                    --
NOVEMBER 1990
 Common shares issued for cash                                      1,312,761  $      263
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                           1,050,210     137,400
 Contributed equipment at appraised
 value                                                                                       $ 16,425
 Contributed cash                                                                              77,547
MAY 1991:
 Common shares issued for cash
 less offering costs                                                  101,175      54,463
 Common shares issued for stock
 of a separate entity at fair value                                   100,020      60,000
JULY 1991:
 Common shares issued for
 services performed                                                    30,000      18,000
AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less offering costs of  $125,700     360,000     $474,300
MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                             2,173,500   4,780,127
 Preferred shares converted
 into common shares                       (360,000)    (474,300)      360,000     474,300
 Dividends declared and paid                                                                                         (24,831)
 on preferred shares
MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                       2,805,600   3,927,074
NET LOSS SINCE INCEPTION                                                                                          (3,721,389)
                                           ---------   ---------   ----------   ----------     ---------          -----------
BALANCE AT JUNE 30, 1994                      --       $   --       7,933,266  $9,451,627      $ 93,972          $(3,746,220)

See notes to condensed financial statements.                                                               (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY





                                           Series A Convertible
                                             Preferred Shares          Common Shares                               Deficit
                                           ---------------------   -----------------------                        Accumulated
                                           Number of                Number                   Contributed            During
                                            Shares      Amount     of Shares      Amount       Capital         Development Stage
                                           ---------   ---------   ---------    ----------   -----------       ------------------
BALANCE AT JUNE 30, 1994                      --  $       --       7,933,266   $ 9,451,627   $  93,972           $ (3,746,220)
 Common shares repurchased
 with cash                                                          (253,800)     (190,029)
NET LOSS                                                                                                           (2,377,747)
                                           ---------  ---------    ----------   ---------    ---------           -------------
BALANCE AT JUNE 30, 1995                      --  $      --        7,679,466   $ 9,261,598   $  93,972           $ (6,123,967)
 Common shares issued for
 cash (exercise of options and warrants)                             496,521     1,162,370
 Common shares issued for cash
 (lapse of recision)                                                 112,176        67,300
 Common shares repurchased
 with cash                                                           (18,600)      (12,693)
 Common shares warrants and options
 granted for services                                                  --          356,000
NET LOSS                                                                                                           (1,965,335)
                                           ---------  ---------    ----------   ----------   ---------           -------------
BALANCE AT JUNE 30, 1996                      --      $  --        8,269,563   $10,834,575   $  93,972           $ (8,089,302)
 Common shares issued for cash less
 offering costs of $170,597                                          849,327     5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                  490,689     1,194,488
 Common shares warrants and options
 granted for service                                                    --         105,000
NET LOSS                                                                                                           (3,094,210)
                                           ---------  ---------    ----------   ----------    ---------          -------------
BALANCE AT JUNE 30, 1997                      --      $  --        9,609,579   $17,625,646    $ 93,972           $(11,183,512)
Common Shares issued for cash
(exercise of options)- Unaudited                                     235,500       775,130
Common shares warrants and options
granted for service - Unaudited                                                     10,300
NET LOSS - Unaudited                                                                                               (1,619,798)
                                           ---------  ---------    ----------   ----------   ---------           -------------
BALANCE AT DECEMBER 31, 1997 - Unaudited      --      $  --        9,845,079   $18,411,076   $  93,972           $(12,803,310)
                                           =========  =========    ==========   ==========   =========           =============

See Notes to condensed financial statements.                                                                    (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                Six Months Ended              Period from Inception
                                                                   December 31,                (November 30, 1990)
                                                           1997                   1996         to December 31, 1997
                                                       -------------        --------------    ---------------------
OPERATING ACTIVITIES:
Net loss                                                $(1,619,798)        $  (1,472,843)          $(12,778,479)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred Revenue                                           (650,000)                                    (712,500)
 Depreciation                                                23,630                20,248                162,871
Cost of Services - options and warrants                      27,825               140,549                466,781
Supply Reserves                                             100,000                  --                  200,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                    --                    --                 (200,000)
  Prepaid expenses and other current
   assets                                                    (8,173)              (15,240)              (215,035)
  Deposits                                                   10,000                  --                  (24,422)
  Accounts payable                                           84,070               192,683                333,238
  Accrued compensation                                     (175,000)                 --                     --
  Deferred revenue                                             --                    --                1,400,000
                                                         ------------         ------------           ------------
Net cash used in operating activities                    (2,207,446)           (1,134,603)           (11,367,546)
                                                         ------------         ------------           ------------

INVESTING ACTIVITIES:
Sale of investments                                            --                    --                 197,400
Purchase of short-term investments                             --                    --             (9,946,203)
Redemption of short-term investments                           --                    --               9,934,000
Purchase of equipment and furniture                         (58,076)                 --                (273,501)
                                                         -----------          ------------           ------------
Net cash used in investing activities                       (58,076)                 --                 (88,304)
                                                         -----------          ------------           ------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                          --                    --                 600,000
Preferred shares placement costs                               --                    --                (125,700)
Issuance of common shares for cash                             --                    --              16,373,106
Net proceeds from exercise of common share options
and warrants                                                775,130               524,458             3,131,988
Common shares placement costs                                  --                    --              (2,052,296)
Contributed capital - cash                                     --                    --                  77,547
Dividends paid on preferred shares                             --                    --                 (24,831)
Repurchase Common Shares                                       --                    --                (202,722)
                                                         -----------          ------------           ------------
Net cash provided by (used in) financing activities         775,130               524,458            17,777,092
                                                         -----------          ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (1,490,392)             (610,145)            6,321,242

CASH: AND CASH EQUIVALENTS:
At beginning of period                                    7,811,634             2,443,121                 --
                                                        -----------           ------------           ------------
At end of period                                        $ 6,321,242           $ 1,832,976           $ 6,321,242
                                                        ===========           ============          =============

See notes to condensed financial statements.                                                        (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                Six Months Ended              Period from Inception
                                                                   December 31,                (November 30, 1990)
                                                           1997                   1996         to December 31, 1997
                                                       -------------        --------------    ---------------------

NONCASH FINANCING AND
 INVESTING ACTIVITIES:
                                                                                                    $   16,425
 Receipt of contributed equipment
 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                       $  197,400
Granting of options and warrants for services              10,300               105,000                479,000


See notes to condensed financial statements.                                                     (Concluded)

                                        7

                                  BIOTIME, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL AND DEVELOPMENT STAGE ENTERPRISE

         General - BioTime, Inc. (the Company) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

         The balance sheet as of December 31, 1997, the statements of operations for the three and six months ended December 31, 1997 and 1996 and the period from inception (November 30, 1990) to December 31, 1997, the statement of shareholders' equity for the six month period ended December 31, 1997, and the statements of cash flows for the six months ended December 31, 1997 and 1996 and the period from inception (November 30, 1990) to December 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the finanical position, results of operations , shareholders' equity and cash flows at December 31, 1997 and for all periods presented have been made. The balance sheet as of June 30, 1997 is derived from the Company's audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual amounts may differ from such estimates.

         The results of operations  for the periods ended  December 31, 1997 and
         1996  are  not   necessarily   indicative  of  the  operating   results
         anticipated for the full year.

         Certain Significant Risks and Uncertainties - The Company's operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to the following: the results of clinical trials of the Company's products; the Company's ability to obtain United States Food and Drug Administration ("FDA") and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for any Company products that are ultimately sold; the Company's ability to obtain additional financing and the terms of any such financing that may be obtained; the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company's products; and the availability of reimbursement for the cost of the Company's products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has not had any significant operating revenues and has incurred operating losses of $12,768,179 from inception to December 31, 1997. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of sales adequate to support the Company's cost structure.


2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         During June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS 130), which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 181), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


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

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. During the quarter ended December 31, 1997, options to purchase a total of 4,500 common shares were issued to consultants at a price of $18.25 per share. The estimated fair value of the services totaled $10,300 and was recognized in the period. At December 31, 1997, 629,000 shares were available for future grants under the Option Plan; and options to purchase 626,500 shares have been granted and were outstanding at exercise prices ranging from $0.66 to $18.25.

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

         As of December 31, 1997, the Company received $1,400,000 from Abbott under the License Agreement, and has deferred recognition of $687,500. The Company will recognize the signing payment over the estimated development period (two years). Further milestone payments will be recognized as achieved. Additional license fees and royalty payments will be recognized as the related sales are made and reported as earned to the Company by Abbott.


5.       NET INCOME PER SHARE

         During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the second quarter of fiscal 1998 and restated earnings per share (EPS) data for prior periods to conform with current presentation.

         SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.

         Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. As a result of operating losses, there is no difference between the basic and diluted calculations of EPS.

6.       STOCK SPLIT

         On October 30, 1997, the Company effected a three-for-one stock split by distributing to its shareholders of record on October 9, 1997 two additional shares for each share owned by them. All share and per share data have been restated to reflect the stock split for all periods presented herein.


7.       LETTER OF INTENT

         On January 5, 1998, the Company signed a letter of intent with the Nihon Pharmaceutical Company, Ltd., a subsidiary of Takeda Chemical Industries, Japan's largest pharmaceutical manufactuer, to negotiate a licensing agreement to manufacture and market Hextend and other products in Japan.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of December 31, 1997 the Company had incurred a cumulative net loss of $12,768,179.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend(R), PentaLyte(R), and HetaCool(TM). The Company has completed its Phase III clinical trials of Hextend, its proprietary blood plasma volume expander. An analysis of the Phase III trials has confirmed that Hextend can be used to treat hypovolemia (loss of blood volume) by adequately maintaining blood pressure and volume during high blood loss surgery. At the 16th Annual Symposium Clinical Update in Anesthesiology in San Juan, Puerto Rico in January 1998, the clinical trial investigators reported that an average of 1.6 liters of Hextend were used in surgical procedures with no serious related adverse events, even when Hextend was given in volumes as high as 2 to 5 liters - a level that greatly exceeds the use of currently available colloid plasma expanders in U.S. clinical medicine.

         Hextend met the study's primary endpoints for effectiveness judged by the maintenance of heart rate, blood pressure and urine flow, and by the amount of fluid required to treat loss of blood volume. Endpoints for safety were met as judged by comparing adverse events, blood product utilization and laboratory parameters in the two study groups. Secondary endpoints targeted in the study, which reached statistical significance, included those related to coagulation and cardiac function. There was a statistically significant decrease in adverse events related to blood clotting in the Hextend group compared to controls.

         On December 17, 1997 the Company initiated the filing of its New Drug Application with the Food and Drug Administration for the manufacture and marketing of Hextend under the rules for 90 day advanced submissions of chemistry, manufacturing and contol data. The Company is continuing to prepare the NDA and expects to complete the NDA submission for Hextend by the end of March 1998. The FDA will then review the Company's NDA and determine whether to approve Hextend. FDA approval must be obtained in order to market Hextend in the United States.

         Additional clinical studies are being planned to obtain regulatory approval to market Hextend in other countries, to expand the clinical indications for the product and to obtain further data to support worldwide marketing efforts. The Company is also designing clinical trials for PentaLyte and HetaCool.

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

         During January 1998, Abbott notified the Company that Abbott is exercising their rights pursuant to Paragraph 11(b) of the License Agreement and will supply BioTime with batches of PentaLyte, characterization and stability studies and other regulatory support needed for BioTime to file for an IND and to conduct clinical studies. Abbott's actions preserve its rights to obtain an exclusive license for PentaLyte.

         On January 5, 1998, the Company signed a letter of intent with the Nihon Pharmaceutical Company, Ltd., a subsidiary of Takeda Chemical Industries, Japan's largest pharmaceutical manufacturer, to negotiate a licensing agreement to manufacture and market Hextend and other products in Japan. The Company and a number of overseas and multinational pharmaceutical companies are continuing discussions regarding licenses to manufacture and market Hextend and other of BioTime's products.

         In December 1997, two patents covering composition of matter and methods claims were issued to the Company, affording further patent protection for the Company's products currently under clinical and research development.

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

Hextend(R) and PentaLyte(R) are registered trademarks, and HetaCool(TM) is a trademark, of BioTime.


Results of Operations

Revenues

         From inception (November 30, 1990) through December 31, 1997, the Company generated $712,500 of license fee revenues. For the three months ended December 31, 1997, the Company has earned total revenues of $525,000, comprised of license fees from the signing of the License Agreement with Abbott, and from the achievement of a license fee milestone pertaining to the allowance of certain patent claims. At December 31, 1997 the Company has deferred recognition of $687,500 of revenue received for signing the License Agreement (See Note 4 to the accompanying financial statements). The Company did not earn any license fee income during the three months ended December 31, 1996 or the six months ended December 31, 1996, as the Company did not have any license agreements in effect during those periods. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.


Operating Expenses

         From inception (November 30, 1990) through December 31, 1997, the Company has incurred $8,441,601 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $853,976 for the three months ended December 31, 1997, compared to $485,659 for the three months ended December 31, 1996. Additionally, research and development expenses increased to $1,532,248 for the six months ended December 31, 1997, from $917,825 for the six months ended December 31, 1996. The increase in research and development expenses is attributable to completion of and full payment for the Phase III clinical trials, compilation of data and preparation of an NDA. It is expected that research and development expenses will increase in the future as the Company commences additional clinical testing of Hextend in the United States and abroad, and commences clinical studies of other products.

         From inception (November 30, 1990) through December 31, 1997, the Company has incurred $6,120,661 of general and administrative expenses. General and administrative expenses were $384,846 for the three months ended December 31, 1997, compared to $288,630 for the three months ended December 31, 1996. General and administrative expenses also increased to $890,340 for the six months ended December 31, 1997, from $594,983 for the six months ended December 31, 1996. The increase is primarily attributable to increased personnel costs.


Interest and Other Income

         From inception (November 30, 1990) through December 31, 1997, the Company has generated $1,081,583 of interest and other income. For the three months ended December 31, 1997, the Company has generated $86,945 of interest and other income, compared to $19,802 for the three months ended December 31, 1996. The interest and other income generated also increased to $163,090 for the six months ended December 31, 1997, from $39,965 for the six months ended December 31, 1996. The increase in interest income is attributable to an increase in cash and cash equivalents from the Company' subscription rights offering completed on February 5, 1997.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at December 31, 1997, the Company had cash and cash equivalents of $6,321,242. Management believes that additional funds may be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through additional sales of equity or debt securities, and through the licensing of its products to pharmaceutical companies.

         Under its License Agreement with Abbott, the Company has received $1,400,000 of license fees and milestone payments for signing the agreement and achieving a milestone pertaining to the allowance of certain patent claims pending. An additional $1,100,000 of license payments under the License Agreement will become payable in installments upon the achievement of specific milestones pertaining to the filing and approval of a New Drug Application for Hextend and the commencement of sales of the product. Additional license fees and royalties will become payable based upon product sales.

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



          BIOTIME, INC.

                                                    /s/ Ronald S. Barkin
Date: February 3, 1998                             ----------------------------
                                                        Ronald S. Barkin
                                                        President


                                                    /s/ Victoria Bellport
Date: February 3, 1998                            -----------------------------
                                                        Victoria Bellport
                                                        Chief Financial Officer