Form 10-Q
period 1998-03-31
BIOTIME INC
filed 1998-05-13
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,935,579 common shares, no par value, as of May 11, 1997.

                          PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                    March 31,          June 30,
      ASSETS                                                                           1998              1997
                                                                                  --------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                          $   5,145,634   $      7,811,634
Research and development supplies on hand                                                      -            100,000
Prepaid expenses and other current assets                                                231,986            259,109
                                                                                  --------------   ----------------
Total current assets                                                                   5,377,150          8,170,743

EQUIPMENT, Net of accumulated depreciation of $177,346 and $139,241                      188,119             92,609
OTHER ASSETS                                                                              19,422             34,422
                                                                                  --------------   ----------------
TOTAL ASSETS                                                                       $   5,584,691   $      8,297,774
                                                                                  ==============   ================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                         268,991   $        249,168
Accrued compensation                                                                           -            175,000
Deferred revenue - current portion                                                       500,000            900,000
                                                                                  --------------   ----------------
Total current liabilities                                                                768,991          1,324,168

DEFERRED REVENUE                                                                          62,500            437,500
                                                                                  --------------   ----------------
Total liabilities                                                                        831,491          1,761,668
                                                                                  --------------   ----------------

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 25,000,000 shares; issued
 and outstanding 9,935,579 and  9,609,579                                             18,534,076         17,625,646
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                         (13,874,848)       (11,183,512)
                                                                                  --------------   ----------------
Total shareholders' equity                                                             4,753,200          6,536,106
                                                                                  --------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   5,584,691   $      8,297,774
                                                                                  ==============   ================

See notes to condensed financial statements.

                                        2

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended                Nine Months Ended         Period from Inception
                                                       March 31,                        March 31,              (November 30, 1990)
                                               1998               1997           1998             1997           to March 31, 1998
                                         ----------------     ------------   -------------   ---------------    -------------------
REVENUE:
License Fee                                      125,000           --             775,000           --                     837,500
                                          ---------------     ------------   -------------   ---------------      -----------------

EXPENSES:
Research and development                  $     (878,422)     $  (392,237)   $ (2,420,970)   $   (1,310,062)       $    (9,330,323)
General and administrative                      (390,904)        (174,673)     (1,281,244)         (769,656)            (6,511,565)
                                          ---------------     ------------   -------------   ---------------       ----------------
Total expenses                                (1,269,326)        (566,910)     (3,702,214)       (2,079,718)           (15,841,888)
                                          ---------------     ------------   -------------   ---------------       ----------------

INTEREST AND OTHER INCOME:                        72,788           46,628         235,878            86,593              1,154,371
                                          ---------------     ------------   -------------   ---------------       ----------------

NET LOSS                                  $   (1,071,538)     $  (520,282)   $ (2,691,336)   $   (1,993,125)       $   (13,850,017)
                                          ===============     ============   =============   ===============       ================

BASIC LOSS PER SHARE                      $        (0.11)     $     (0.06)   $      (0.27)   $        (0.23)       $         (2.01)
                                          ===============     ============   =============   ===============       ================
DILUTED LOSS PER SHARE                    $        (0.11)     $     (0.06)   $      (0.27)   $        (0.23)       $         (2.01)
                                          ===============     ============   =============   ===============       ================

COMMON AND EQUIVALENT
SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
BASIC                                          9,919,079        9,206,862       9,796,406         8,633,730              6,891,738
                                          ===============     ============   =============   ===============       ================
DILUTED                                        9,919,079        9,206,862       9,796,406         8,633,730              6,891,738
                                          ===============     ============   =============   ===============       ================

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

See notes to condensed financial statements.                                                               (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Series A Convertible
                                             Preferred Shares          Common Shares                               Deficit
                                           ---------------------   -----------------------                        Accumulated
                                           Number of                Number                   Contributed            During
                                            Shares      Amount     of Shares      Amount       Capital         Development Stage
                                           ---------   ---------   ---------    ----------   -----------       ------------------
BALANCE AT JUNE 30, 1994                      --       $   --      7,933,266   $ 9,451,627   $  93,972           $ (3,746,220)
 Common shares repurchased
 with cash                                                          (253,800)     (190,029)
NET LOSS                                                                                                           (2,377,747)
                                           ---------  ---------    ----------   ---------    ---------           -------------
BALANCE AT JUNE 30, 1995                      --       $  --       7,679,466   $ 9,261,598   $  93,972           $ (6,123,967)
 Common shares issued for
 cash (exercise of options and warrants)                             496,521     1,162,370
 Common shares issued for cash
 (lapse of recision)                                                 112,176        67,300
 Common shares repurchased
 with cash                                                           (18,600)      (12,693)
 Common shares warrants and options
 granted for services                                                  --          356,000
NET LOSS                                                                                                           (1,965,335)
                                           ---------  ---------    ----------   ----------   ---------           -------------
BALANCE AT JUNE 30, 1996                      --      $  --        8,269,563   $10,834,575   $  93,972           $ (8,089,302)
 Common shares issued for cash less
 offering costs of $170,597                                          849,327     5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                  490,689     1,194,488
 Common shares warrants and options
 granted for service                                                    --         105,000
NET LOSS                                                                                                           (3,094,210)
                                           ---------  ---------    ----------   ----------    ---------          -------------
BALANCE AT JUNE 30, 1997                      --      $  --        9,609,579   $17,625,646    $ 93,972           $(11,183,512)
Common Shares issued for cash
(exercise of options) - unaudited                                    325,500       874,130
Common shares warrants and options
granted for service - unaudited                                                     28,050
Common shares issued for services-
unaudited                                                                500         6,250
NET LOSS - unaudited                                                                                               (2,691,336)
                                          ---------  ---------     ----------  -----------     --------          -------------
BALANCE AT MARCH 31, 1998 - unaudited        --      $   --        9,935,579   $18,534,076     $ 93,972          $(13,874,848)
                                          =========  =========     =========   ===========     ========          =============

See notes to condensed financial statements.                                                                      (Concluded)

                                        5

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended                Period from Inception
                                                                    March 31,                     (November 30, 1990)
                                                            1998                   1997            to March 31, 1998
                                                        ------------          -------------      --------------------
OPERATING ACTIVITIES:
Net loss                                                $(2,691,336)          $  (1,993125)          $(13,850,017)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred Revenue                                           (375,000)                                     (437,500)
 Depreciation                                                38,106                 30,451                177,347
Cost of Services - options and warrants                      56,825                190,685                495,781
Supply Reserves                                             100,000                 50,000                200,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                    --                    --                  (200,000)
  Prepaid expenses and other current
   assets                                                     4,597               (30,243)               (202,265)
  Deposits                                                   15,000                  --                   (19,422)
  Accounts payable                                           19,823               (27,358)                268,991
  Accrued compensation                                      175,000                  --                      --
  Deferred revenue                                         (400,000)                 --                 1,000,000
                                                        ------------          ------------           -------------
Net cash used in operating activities                    (3,406,985)           (1,779,590)            (12,567,085)
                                                        -----------           ------------           -------------

INVESTING ACTIVITIES:
Sale of investments                                            --                    --                   197,400
Purchase of short-term investments                             --                    --                (9,946,203)
Redemption of short-term investments                           --                    --                 9,934,000
Purchase of equipment and furniture                        (133,615)               (9,119)               (349,040)
                                                        -----------           ------------           -------------
Net cash used in investing activities                      (133,615)               (9,119)               (163,843)
                                                        -----------           ------------           -------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                          --                     --                  600,000
Preferred shares placement costs                               --                     --                 (125,700)
Issuance of common shares for cash                             --               5,662,180              16,373,106
Net proceeds from exercise of common share options
and warrants                                                874,130             1,194,488               3,230,988
Common shares placement costs                                  --                (165,647)             (2,052,296)
Contributed capital - cash                                     --                     --                   77,547
Dividends paid on preferred shares                             --                     --                  (24,831)
Repurchase Common Shares                                       --                     --                 (202,722)
                                                        -----------           ------------            ------------
Net cash provided by (used in) financing activities         874,130              6,691,021             17,876,092
                                                        -----------           ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (2,666,470)             4,902,312              5,145,164

CASH: AND CASH EQUIVALENTS:
At beginning of period                                    7,811,634              2,443,121                 --
                                                        -----------           ------------           ------------
At end of period                                        $ 5,145,164           $  7,345,433           $  5,145,164
                                                        ===========           ============           ============

                                                                                                      (Continued)

                                        6

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine Months Ended             Period from Inception
                                                               March 31,                  (November 30, 1990)
                                                         1998             1997             to March 31, 1998
                                                        -------          -------          -------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
                                                                                                  $ 16,425
 Receipt of contributed equipment
 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                     $197,400
Granting of options and warrants for services           28,050           105,000                   496,750



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

         The balance sheet as of March 31, 1998, the statements of operations for the three and nine months ended March 31, 1998 and 1997 and the period from inception (November 30, 1990) to March 31, 1998, the statement of shareholders' equity for the nine month period ended March 31, 1998, and the statements of cash flows for the nine months ended March 31, 1998 and 1997 and the period from inception (November 30, 1990) to March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the finanical position, results of operations, shareholders' equity and cash flows at March 31, 1998 and for all periods presented have been made. The balance sheet as of June 30, 1997 is derived from the Company's audited financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting priniciples have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the curent periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

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

         The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results anticipated for the full year.

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

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has not had any significant operating revenues and has incurred operating losses of $13,832,267 from inception to March 31, 1998. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of sales adequate to support the Company's cost structure.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         During June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS 130), which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 181), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the Company for the year ending June 30, 1999.

3.       SHAREHOLDERS' EQUITY

         In September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 120,000 common shares at a price of $6.25 per share. Warrants for 75,000 common shares vested and became exercisable and transferable when issued; warrants for the remaining 45,000 common shares vest ratably through September 1997 and become exercisable and transferable as vesting occurs. The weighted-average grant-date fair value for the warrants is $1.50 per share. The estimated value of the services to be performed is $60,000 and that amount has been capitalized and is being amortized over the three year term of the agreement.

         During September 1995, the Company entered into an agreement with a firm to act as its financial advisor. In exchange for financial consulting services associated in part with a plan to secure additional capital, the Company issued to the financial advisor warrants to purchase 304,168 Common Shares at a price of $1.97 per share, and the Company agreed to issue additional warrants to purchase up to an additional 608,336 Common Shares at a price equal to the greater of (a) 150% of the average market price of the Common Shares during the three months prior to issuance and (b) $2 per share (as adjusted for the Company's subscription rights distribution during January 1997 and payment of a stock dividend during October 1997). The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The Company may terminate the financial advisory agreement on 30 days notice. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. As of June 30, 1997, the total number of warrants to purchase common shares issued was 825,000. The warrants are exercisable at the following prices: 456,252 at $1.97 per share; 76,042 at $2.41 per share; 76,042 at $9.88 per share; 76,042 at
         $9.64 per share;  76,042 at $10.73 per share;  and 75,042 at $16.11 per share. As of July 15, 1997, warrants to purchase an additional 76,042 shares were issued and are exercisable at a price of $14.07 per share. The weighted-average grant-date fair value for the warrants is $1.10 per share. The total value of the services to be performed in exchange for the warrants, estimated to be $300,000, was capitalized in fiscal 1996 and was amortized over the two year term of the agreement. During April 1998, the Company entered into a new financial advisory services agreement, which provides for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that will be paid quarterly. The agreement will expire on March 31, 2000, but either party may terminate the agreement earlier upon 30 days prior written notice.

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

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. During the quarter ended

         March 31, 1998, options to purchase a total of 5,000 common shares were issued to consultants at a price of $12.688 per share. The estimated fair value of the services totaled $17,750 and was recognized in the period. At March 31, 1998, 624,000 shares were available for future grants under the Option Plan; and options to purchase 541,500 shares have been granted and were outstanding at exercise prices ranging from $0.66 to $18.25.

         In June 1994, the Board of Directors authorized management to repurchase up to 600,000 of the Company's common shares at market price at the time of purchase. As of March 31, 1998, 272,400 shares have been repurchased and retired. No shares have been repurchased since August 28, 1995.

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

         As of March 31, 1998, the Company received $1,400,000 from Abbott under the License Agreement, and has deferred recognition of $562,500, related to the signing payment. The Company will recognize the remaining deferred revenue related to the signing payment over the estimated development period (two years). Further milestone payments will be recognized as achieved. Additional license fees and royalty payments will be recognized as the related sales are made and reported as earned to the Company by Abbott.


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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of March 31, 1998 the Company had incurred a cumulative net loss of $13,832,267. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend(R), PentaLyte(R), and HetaCool(TM). Hextend, PentaLyte and HetaCool are similar formulations, except that Hextend and HetaCool use a high molecular weight hetastarch whereas PentaLyte uses a medium molecular weight pentastarch. The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend and HetaCool the products of choice when a larger volume of plasma expander or a blood substitute for low temperature surgery is needed or where the patient's ability to regenerate his/her own blood proteins after surgery is compromised. PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and HetaCool and might be used when less plasma expander is needed or where the patient is more capable of quickly regenerating lost blood proteins. By testing and bringing both Hextend and PentaLyte to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

         On March 31, 1998, the Company completed the submission of its New Drug Application (NDA) to the FDA, seeking approval to market Hextend in the United States. The chemistry, manufacturing and control data for the NDA was submitted to the FDA during December 1997. The NDA includes data from the Company's Phase III clinical trials, in which the primary endpoints were successfully met. An important goal of the Hextend development program was to produce a product that can be used in multi-liter volumes to treat patients who have lost a large volume of blood during surgery or as a result of injury. An average of 1.6 liters of Hextend was used in the clinical trials, and volumes ranging from two to five liters were used in some of the higher blood loss cases. The Company believes that the low incidence of adverse events related to blood clotting in the Hextend patients demonstrates that Hextend may be safely used in large amounts. However, the FDA will make its own evaluation of the clinical trial data and there is no assurance that the FDA will approve the Company's NDA.

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

         Under the License Agreement, Abbott has agreed to pay BioTime up to $40,000,000 in license fees based upon product sales and the achievement of certain milestones, and to provide assistance to BioTime in connection with the Company's Phase III clinical trials of Hextend. So far, Company has received $1,650,000 of license fee milestone payments, including a payment of $250,000 during May 1998 for achieving the milestone of filing an NDA for Hextend. In addition to the license fees, Abbott will pay BioTime a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

         During January 1998, Abbott notified the Company that Abbott is exercising their rights pursuant to Paragraph 11(b) of the License Agreement and will supply BioTime with batches of PentaLyte, characterization and stability studies and other regulatory support needed for BioTime to file for an IND and to conduct clinical studies. Abbott's actions preserve its rights to obtain an exclusive license for PentaLyte in the United States and Canada.

          The Company intends to enter global markets through licensing agreements with overseas pharmaceutical companies. A number of pharmaceutical companies in Europe, Asia and other markets around the world have expressed their interest in obtaining licenses to manufacture and market the Company's products. The Company and representatives of certain of those companies are continuing to meet and discuss potential agreements. By licensing its products abroad, the Company will avoid the capital costs and delays inherent in acquiring or establishing its own pharmaceutical manufacturing facilities and establishing an international marketing organization.

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months.

         Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. If the Canadian Bureau of Pharmaceutical Assessment and the European Medicines Evaluation Agency ("EMEA") determine that applications for approval of Hextend can be filed without the need to conduct additional clinical trials, the Company will proceed on that basis. Otherwise, additional clinical trials may be required. Approval by the EMEA would permit the Company to market Hextend in all sixteen European Union member nations.

         Representatives of the Company and Nihon Pharmaceutical Company, Ltd. ("Nihon") recently met in Japan to discuss the development of BioTime products for the Japanese market, and the development of a clinical trial program to obtain Japanese regulatory approval. Nihon and the Company previously signed a letter of intent to negotiate a licensing agreement to manufacture and market BioTime products in Japan. Nihon is a subsidiary of Takeda Chemical Industries, Japan's largest pharmaceutical manufacturer.

         The Company plans to conduct a pilot study of the use of Hextend to treat hypovolemia in geriatric patients undergoing high blood loss surgery. This new clinical trial will be a double blind study designed to compare Hextend with a hetastarch in saline solution and is intended to confirm and expand upon the results of the United States Phase III trials. This pilot study may be used to design larger scale trials that may be needed to obtain regulatory approval in Western Europe. Approximately 60 patients 65 years of age or older will be studied. The geriatric population generally experiences a higher degree of inter-operative and post-operative mortality and morbidity than younger patients undergoing similar major surgery. The Company believes that in a study involving a small number of patients the advantages of Hextend will most clearly and consistently be seen when this high risk patient group is studied. The Company has submitted a Clinical Trials Exemption ("CTX") notification to the Department of Health, Medicines Control Agency of the United Kingdom for permission to conduct the study. Approval of the CTX is expected to be received within 60 days after filing. After approval of the CTX, the trial will be conducted at the University College London Hospitals in Middlesex, England, where it has been approved by the institutional review board.

         In order to commence clinical trials for regulatory approval of new products, such as PentaLyte and HetaCool, or new therapeutic uses of Hextend it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand the present IND for additional Hextend studies. Filings with foreign regulatory agencies will be required to commence clinical trials over-seas. The cost of preparing those regulatory filings and conducting those clinical trials is not presently determinable, but could be substantial. It will be necessary for the Company to obtain additional funds in order to complete any clinical trials that may begin for its new products or for new uses of Hextend.

         In addition to developing clinical trial programs, the Company plans to continue to provide funding for its laboratory testing programs at selected universities, medical schools and hospitals for the purpose of developing additional uses of Hextend, PentaLyte, HetaCool, and other new products, but the amount of research that will be conducted at those institutions will depend upon the Company's financial status.

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

Results of Operations

Revenues

         From inception (November 30, 1990) through March 31, 1998, the Company recognized $837,500 of license fee revenues. For the three months ended March 31, 1998, the Company had total revenues of $125,000, comprised of amortization of deferred license fees from the $1,000,000 signing payment received under the License Agreement with Abbott. At March 31, 1998 the Company has deferred recognition of $562,500 of the signing payment (See Note 4 to the accompanying financial statements). The Company did not earn any license fee income during the three months ended March 31, 1997 or the nine months ended March 31, 1997, as the Company did not have any license agreements in effect during those periods.

Operating Expenses

         From inception (November 30, 1990) through March 31, 1998, the Company incurred $9,312,573 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $860,672 for the three months ended March 31, 1998, compared to $392,237 for the three months ended March 31, 1997. Research and development expenses increased to $2,403,220 for the nine months ended March 31, 1998, from $1,310,062 for the nine months ended March 31, 1997. The increase in research and development expenses is attributable primarily to completion of the Phase III clinical trials, compilation of data and preparation and submission of an NDA. It is expected that research and development expenses will increase in the future as the Company commences additional clinical trials of Hextend in the United States and abroad, and commences clinical studies of other products.

         From inception (November 30, 1990) through March 31, 1998, the Company incurred $6,511,565 of general and administrative expenses. General and administrative expenses were $390,904 for the three months ended March 31, 1998, compared to $174,673 for the three months ended March 31, 1997. General and administrative expenses increased to $1,281,244 for the nine months ended March 31, 1998, from $769,656 for the nine months ended March 31, 1997. The increase is primarily attributable to increased personnel costs, and an increase in the general operations of the Company.

Interest and Other Income

         From inception (November 30, 1990) through March 31, 1998, the Company generated $1,154,371 of interest and other income. For the three months ended March 31, 1998, the Company generated $72,788 of interest and other income, compared to $46,628 for the three months ended March 31, 1997. The interest and other income generated increased to $235,878 for the nine months ended March 31, 1998, from $86,593 for the nine months ended March 31, 1997. The increase in interest income is attributable to an increase in cash and cash equivalents from the Company's subscription rights offering completed on February 5, 1997, and cash received under the Abbott License Agreement.


Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at March 31, 1998, the Company had cash and cash equivalents of $5,145,634. Management believes that additional funds will be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through through the licensing of its products to pharmaceutical companies, and/or additional sales of equity or debt securities.

         Under its License Agreement with Abbott, the Company has received $1,400,000 of license fees and milestone payments for signing the agreement and achieving a milestone pertaining to the allowance of certain patent claims pending. On May 12, 1998, a $250,000 license fee payment was received for the submission of the NDA for Hextend. Up to an additional $850,000 of license payments under the License Agreement will become payable in installments upon the achievement of specific milestones pertaining to the approval of the NDA for Hextend and the commencement of sales of the product. Additional license fees and royalties will become payable based upon product sales.

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




Item 3. Quantative and Qualitative Disclosures About Market Risk

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

** Filed herewith.


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended March 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BIOTIME, INC.

                                                    /s/ Ronald S. Barkin
Date: May 11, 1998                                  ---------------------------
                                                        Ronald S. Barkin
                                                        President


                                                    /s/ Victoria Bellport
Date: May 11, 1998                                 ----------------------------
                                                        Victoria Bellport
                                                        Chief Financial Officer