Form 10-Q/A
period 1998-03-31
BIOTIME INC
filed 1998-05-19
CIK 876343

FORM 10-Q/A
                                Amendment No. 1

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,935,579 common shares, no par value, as of May 15, 1998.

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

                                        2

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended                Nine Months Ended         Period from Inception
                                                       March 31,                        March 31,              (November 30, 1990)
                                               1998               1997           1998             1997           to March 31, 1998
                                         ----------------     ------------   -------------   ---------------    -------------------
REVENUE:
License Fee                                      125,000           --             775,000           --                     837,500
                                          ---------------     ------------   -------------   ---------------       ----------------

EXPENSES:
Research and development                  $     (878,422)     $  (392,237)   $ (2,420,970)   $   (1,310,062)       $    (9,330,323)
General and administrative                      (390,904)        (174,673)     (1,281,244)         (769,656)            (6,511,565)
                                          ---------------     ------------   -------------   ---------------       ----------------
Total expenses                                (1,269,326)        (566,910)     (3,702,214)       (2,079,718)           (15,841,888)
                                          ---------------     ------------   -------------   ---------------       ----------------

INTEREST AND OTHER INCOME:                        72,788           46,628         235,878            86,593              1,154,371
                                          ---------------     ------------   -------------   ---------------       ----------------

NET LOSS                                  $   (1,071,538)     $  (520,282)   $ (2,691,336)   $   (1,993,125)       $   (13,850,017)
                                          ===============     ============   =============   ===============       ================

BASIC LOSS PER SHARE                      $        (0.11)     $     (0.06)   $      (0.27)   $        (0.23)
                                          ===============     ============   =============   ===============
DILUTED LOSS PER SHARE                    $        (0.11)     $     (0.06)   $      (0.27)   $        (0.23)
                                          ===============     ============   =============   ===============

COMMON AND EQUIVALENT
SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
BASIC                                          9,919,079        9,206,862       9,796,406         8,633,730
                                          ===============     ============   =============   ===============
DILUTED                                        9,919,079        9,206,862       9,796,406         8,633,730
                                          ===============     ============   =============   ===============

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
                                          =========  =========     =========   ===========     ========          =============

See notes to condensed financial statements.                                                                      (Concluded)

                                        5

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended                Period from Inception
                                                                    March 31,                     (November 30, 1990)
                                                            1998                   1997            to March 31, 1998
                                                        ------------          -------------      --------------------
OPERATING ACTIVITIES:
Net loss                                                $(2,691,336)          $  (1,993125)          $(13,850,017)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred Revenue                                           (375,000)                                     (437,500)
 Depreciation                                                38,106                 30,451                177,347
Cost of Services - options and warrants                      56,825                190,685                495,781
Supply Reserves                                             100,000                 50,000                200,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                    --                    --                  (200,000)
  Prepaid expenses and other current
   assets                                                     4,597               (30,243)               (202,265)
  Deposits                                                   15,000                  --                   (19,422)
  Accounts payable                                           19,823               (27,358)                268,991
  Accrued compensation                                     (175,000)                 --                      --
  Deferred revenue                                         (400,000)                 --                 1,000,000
                                                        ------------          ------------           -------------
Net cash used in operating activities                    (3,406,985)           (1,779,590)            (12,567,085)
                                                        -----------           ------------           -------------

INVESTING ACTIVITIES:
Sale of investments                                            --                    --                   197,400
Purchase of short-term investments                             --                    --                (9,946,203)
Redemption of short-term investments                           --                    --                 9,934,000
Purchase of equipment and furniture                        (133,615)               (9,119)               (349,040)
                                                        -----------           ------------           -------------
Net cash used in investing activities                      (133,615)               (9,119)               (163,843)
                                                        -----------           ------------           -------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                          --                     --                  600,000
Preferred shares placement costs                               --                     --                 (125,700)
Issuance of common shares for cash                             --               5,662,180              16,373,106
Net proceeds from exercise of common share options
and warrants                                                874,130             1,194,488               3,230,988
Common shares placement costs                                  --                (165,647)             (2,052,296)
Contributed capital - cash                                     --                     --                   77,547
Dividends paid on preferred shares                             --                     --                  (24,831)
Repurchase Common Shares                                       --                     --                 (202,722)
                                                        -----------           ------------            ------------
Net cash provided by (used in) financing activities         874,130              6,691,021             17,876,092
                                                        -----------           ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (2,666,470)             4,902,312              5,145,164

CASH: AND CASH EQUIVALENTS:
At beginning of period                                    7,811,634              2,443,121                 --
                                                        -----------           ------------           ------------
At end of period                                        $ 5,145,164           $  7,345,433           $  5,145,164
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



                                                        BIOTIME, INC.

                                                    /s/ Ronald S. Barkin
Date: May 15, 1998                                  ---------------------------
                                                        Ronald S. Barkin
                                                        President


                                                    /s/ Victoria Bellport
Date: May 15, 1998                                 ----------------------------
                                                        Victoria Bellport
                                                        Chief Financial Officer