Form 10-K405
period 1998-06-30
BIOTIME INC
filed 1998-09-28
CIK 876343

==================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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

                 Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant was $73,207,651 as of September 22, 1998.
                                   10,026,579
         (Number of Common Shares outstanding as of September 22, 1998)
                       Documents Incorporated by Reference
                                      None

                                                      PART I


Item 1.  Description of Business

Overview

         BioTime, Inc. (the "Company" or "BioTime") is a development stage company engaged in the research and development of aqueous based synthetic solutions that can be used as blood plasma volume expanders, blood substitutes during hypothermic (low temperature) surgery, and organ preservation solutions. Plasma volume expanders are used to treat blood loss in surgical or trauma patients until blood loss becomes so severe that a transfusion of packed red blood cells or other blood products is required. The Company is also developing a specially formulated hypothermic blood substitute solution that would have a similar function and would be used for the replacement of very large volumes of a patient's blood during cardiac surgery, neurosurgery and other surgeries that involve lowering the patient's body temperature to hypothermic levels.

         The Company's first three blood replacement products, Hextend,(R) PentaLyte,(R) and HetaCool,TM have been formulated to maintain the patient's tissue and organ function by sustaining the patient's fluid volume and physiological balance. Various colloid and crystalloid products are being marketed by other companies for use in maintaining patient fluid volume in surgery and trauma care, but the use of those solutions can contribute to patient morbidity, including conditions such as hypovolemia, edema, impaired blood clotting, acidosis, and other biochemical imbalances. Hextend, PentaLyte, and HetaCool contain constituents that may prevent or reduce the physiological imbalances that can cause those problems. Albumin produced from human plasma is also currently used as a plasma expander, but it is expensive and subject to supply shortages, and a recent FDA warning has cautioned physicians about the risk of administering albumin to seriously ill patients.

         Based upon the results of its clinical studies and laboratory research, the Company has determined that in many emergency care and surgical applications it is not necessary for a plasma volume expander to include special oxygen carrying molecules to replace red blood cells. Therefore, the Company is developing formulations that do not use costly and potentially toxic oxygen carrying molecules such as synthetic hemoglobin and perfluorocarbons.

         During March 1998, the Company completed the submission of its New Drug Application ("NDA") to the United States Food and Drug Administration ("FDA"), seeking approval to market Hextend in the United States. The chemistry, manufacturing and control data for the NDA was submitted to the FDA during December 1997. The NDA includes data from the Company's Phase III clinical trials, in which the primary endpoints were successfully met when Hextend was used as a plasma volume expander in surgery. An important goal of the Hextend development program was to produce a product that can be used in multi-liter volumes to treat patients who have lost a large volume of blood. An average of
1.6 liters of Hextend was used in the clinical trials, and volumes ranging from two to five liters were used in some of the higher blood loss cases. The safety related secondary endpoints targeted in the study included those involving coagulation. The Company believes that the low incidence of adverse events related to blood clotting in the Hextend patients demonstrates that Hextend may be safely used in large amounts. However, the FDA will make its own evaluation of the clinical trial data and there is no assurance that the FDA will approve the Company's NDA.

         On April 23, 1997, BioTime and Abbott Laboratories ("Abbott") entered into a License Agreement under which BioTime granted to Abbott an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery, or the replacement of substantially all of a patient's circulating blood volume. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries.

         Under the License Agreement, Abbott has agreed to pay BioTime up to $40,000,000 in license fees based upon product sales and the achievement of certain milestones. So far, Company has received $1,650,000 of license fee milestone payments, including a payment of $250,000 during May 1998 for achieving the milestone of filing an NDA for Hextend. In addition to the license fees, Abbott will pay BioTime a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of total annual net sales, up to a maximum annual royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis so that once the highest royalty rate for a year is determined, that rate will be paid with respect to all sales for that year. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

         In order to preserve its rights to obtain an exclusive license for PentaLyte under the License Agreement, Abbott notified the Company that Abbott will supply BioTime with batches of PentaLyte, characterization and stability studies, and other regulatory support needed for BioTime to file for an IND and to conduct clinical studies.

          The Company intends to enter global markets through licensing agreements with over-seas pharmaceutical companies. By licensing its products abroad, the Company will avoid the capital costs and delays inherent in acquiring or establishing its own pharmaceutical manufacturing facilities and establishing an international marketing organization. A number of pharmaceutical companies in Europe, Asia and other markets around the world have expressed their interest in obtaining licenses to manufacture and market the Company's products. Representatives of the Company and Nihon Pharmaceutical Company, Ltd. ("Nihon") met in Japan to discuss the development of BioTime products for the Japanese market, and the development of a clinical trial program to obtain Japanese regulatory approval. Nihon and the Company previously signed a letter of intent to negotiate a licensing agreement to manufacture and market BioTime products in Japan. Nihon is a subsidiary of Takeda Chemical Industries, Japan's largest pharmaceutical manufacturer. The

Company is continuing to meet with representatives of companies in other territories to discuss and negotiate potential agreements.

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. Based upon discussions with the Canadian Bureau of Pharmaceutical Assessment, the Company plans to file for Canadian market approval based the results of its United States clinical trials. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition procedure. The Company plans to determine whether one more member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

         The Company plans to conduct a pilot study of the use of Hextend to treat hypovolemia in geriatric patients undergoing high blood loss surgery. This new clinical trial will be a double blind study designed to compare Hextend with a hetastarch in saline solution and is intended to confirm and expand upon the results of the United States Phase III trials. This pilot study may be used to design larger scale trials that may be needed to obtain regulatory approval in Western Europe. Approximately 60 patients 65 years of age or older will be studied. The geriatric population generally experiences a higher degree of inter-operative and post-operative mortality and morbidity than younger patients undergoing similar major surgery. The Company believes that in a study involving geriatric patients the advantages of Hextend will most clearly and consistently be seen. The Company has submitted a Clinical Trials Exemption ("CTX") notification to the Department of Health, Medicines Control Agency of the United Kingdom for permission to conduct the study. After approval of the CTX, the trial will be conducted at the Middlesex and Royal Free Hospitals of the University College London Hospitals in London, England, where it has been approved by the institutional review board.

         The Company was incorporated under the laws of the State of California on November 30, 1990. The Company's principal office is located at 935 Pardee Street, Berkeley, California 94710. Its telephone number at such office is(510) 845-9535.

         Hextend(R) and PentaLyte(R) are registered trademarks, and HetaCoolTM is a trademark, of BioTime, Inc.

Products for Surgery, Plasma Replacement and Emergency Care

The Market for Plasma Volume Expanders

         The Company is developing Hextend, PentaLyte, HetaCool and other synthetic plasma expander solutions to treat acute blood loss that occurs during many kinds of surgery. The solutions could also be used by emergency room physicians or by paramedics to treat acute blood loss in trauma victims being transported to the hospital.

         Approximately 10,000,000 surgeries take place in the United States each year, and blood transfusions are required in approximately 2,500,000 of those cases. Transfusions are also required to treat patients suffering severe blood loss due to traumatic injury. Many more surgical and trauma cases do not require blood transfusions but do involve significant bleeding that can place the patient at risk of suffering from shock caused by the loss of fluid volume (hypovolemia) and physiological balance. Whole blood, packed red cells, or blood plasma generally cannot be administered to a patient until the patient's blood serum has been typed and sufficient units of compatible blood or red cells can be located. Periodic shortages of supply of donated human blood are not uncommon, and rare blood types are often difficult to locate. The use of human blood products also poses the risk of exposing the patient to blood borne diseases such as AIDS and hepatitis.

         Due to the risks and cost of using human blood products, even when a sufficient supply of compatible blood is available, physicians treating patients suffering blood loss are generally not permitted to transfuse red blood cells until the patient's level of red blood cells has fallen to a level known as the "transfusion trigger." During the course of surgery, while blood volume is being lost, the patient is infused with plasma volume expanders to maintain adequate blood circulation. During the surgical procedure, red blood cells are not replaced until the patient has lost approximately 45% to 50% of their red blood cells, thus reaching the transfusion trigger at which point the transfusion of red blood cells may be required. After the transfusion of red blood cells, the patient may continue to experience blood volume loss, which will be replaced with plasma volume expanders. Even in those patients who do not require a transfusion, physicians routinely administer plasma volume expanders to maintain sufficient fluid volume to permit the available red blood cells to circulate throughout the body and to maintain the patient's physiological balance.

         Several units of fluid replacement products are often administered during surgery. The number of units will vary depending upon the amount of blood loss and the kind of plasma volume expander administered. Crystalloid products must be used in larger volumes than colloid products such as Hextend.

         The plasma volume expanders marketed by other companies have certain draw backs. The use of those products can contribute to patient morbidity, including conditions such as hypovolemia, edema, impaired blood clotting, acidosis, and other biochemical imbalances. Albumin produced from human plasma is expensive and subject to supply shortages, and a recent FDA warning has cautioned physicians about the risk of administering albumin to seriously ill patients. In contrast,

Hextend, PentaLyte, and HetaCool contain constituents that may prevent or reduce the physiological imbalances that can the problems associated with the use of other plasma volume expanders, and because the Company's products are synthetic they can be manufactured in large volumes.

The Market for Products for Hypothermic Surgery

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

Hextend, PentaLyte and HetaCool

         The Company's first three blood replacement products, Hextend, PentaLyte, and HetaCool, have been formulated to maintain the patient's tissue and organ function by sustaining the patient's fluid volume and physiological balance. Hextend, PentaLyte, and HetaCool, are composed of a hydroxyethyl starch, electrolytes, sugar and a buffer in an aqueous base. Hextend and HetaCool use a high molecular weight hydroxyethyl starch (hetastarch) whereas PentaLyte uses a low molecular weight hydroxyethyl starch (pentastarch). The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend and HetaCool the products of choice when a larger volume of plasma expander or blood substitute for low temperature surgery is needed or where the patient's ability to restore his own blood proteins after surgery is compromised. PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and HetaCool and might be used when less plasma expander is needed or where the patient is more capable of quickly restoring lost blood proteins. BioTime believes that by testing and bringing all three products to the market, it can increase its market share by providing the medical community with solutions to match patients' needs.

         Results from certain laboratory tests indicate that Hextend and PentaLyte may prove more effective at maintaining blood calcium levels than the leading domestically available plasma extender when used to replace large volumes of blood. Calcium can be a significant factor in regulating blood clotting and cardiac function. Results from other in vitro tests of Hextend indicate that Hextend does not alter the activity of a number of specific blood clotting factors, other than by simple hemodilution.

         BioTime has not attempted to synthesize potentially toxic and costly oxygen carrying molecules such as hemoglobin because the loss of fluid volume and physiological balance may contribute as much to shock as the loss of the oxygen carrying component of the blood. Surgical and trauma patients are routinely given supplemental oxygen and retain a substantial portion of their own red blood cells. Whole blood or packed red blood cells are generally not transfused during surgery or in trauma care until several units of plasma or plasma volume expanders have been administered and the patient's hematocrit has fallen to the transfusion trigger. Therefore, the lack of oxygen carrying molecules in the Company's solutions should not pose a significant contraindication to use.

         Experiments by BioTime scientists have demonstrated that laboratory animals are able to survive at normal temperatures and without supplemental oxygen when more than two-thirds of their circulating blood volume is replaced by Hextend and/or PentaLyte. When animals are placed in an oxygen rich environment, they are able to survive at normal temperatures when even more of their circulating blood volume is replaced by Hextend.

         Hextend is BioTime's proprietary hetastarch-based synthetic blood plasma volume expander, designed especially to treat hypovolemia in surgery and trauma care where patients experience a large amount of blood loss. The Company has submitted an NDA to the FDA seeking approval to market Hextend in the United States. The NDA includes data from the Company's clinical trials in which the primary endpoints were successfully met when Hextend was used as a plasma volume expander in surgery.

         An important goal of the Hextend development program was to produce a product that can be used in multi-liter volumes to treat patients who have lost a large volume of blood during surgery or as a result of injury. An average of
1.6 liters of Hextend was used in the clinical trials, and volumes ranging from two to five liters were used in some of the higher blood loss cases. The safety related secondary endpoints targeted in the study included those involving coagulation. The Company believes that the low incidence of adverse events related to blood clotting in the Hextend patients demonstrates that Hextend may be safely used in large amounts. However, the FDA will make its own evaluation of the clinical trial data and there is no assurance that the FDA will approve the Company's NDA.

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


         PentaLyte is BioTime's proprietary pentastarch-based synthetic plasma expander, designed especially for use when a faster elimination of the starch component is desired and acceptable. Although Hextend can be used in these cases, some physicians appear to prefer a solution which could be metabolized faster and excreted earlier when the longer term protection provided by Hextend is not required. PentaLyte combines the physiologically balanced Hextend formulation with pentastarch that has a lower molecular weight and degree of substitution than the hetastarch used in Hextend.

         HetaCool is a modified formulation of Hextend. HetaCool is specifically designed for use at low temperatures. Surgeons are already using a variety of other solutions to carry out certain limited procedures involving shorter term (up to nearly one hour) arrest of brain and heart function at temperatures between 15o and 25o C. However, BioTime is not aware of any fluid currently used in medical practice or any medically-approved protocol allowing operations which can completely replace all of a patient's blood at temperatures close to the ice point. The Company believes that very low temperature bloodless surgical techniques could be developed for open heart and minimally invasive closed chest cardiovascular surgeries, and removal of tumors from the brain, head, neck, heart, and other areas.

         The Company is in the process of preparing an amendment to its Hextend IND application to conduct preliminary clinical trials to use HetaCool as a cardio-pulmonary bypass circuit priming solution in low temperature cardio-vascular surgery, as a step to preparing an amended IND application to conduct clinical trials using HetaCool as a solution to replace all of a patient's circulating blood volume during profound hypothermic (carried out at near-freezing temperatures) surgical procedures. The experimental protocol for the planned blood replacement clinical trial is being tested on animal subjects at Baylor University Medical Center and Mt. Sinai Medical Center. HetaCool would be introduced into the patient's body during the cooling process. Once the patient's body temperature is nearly ice cold, and heart and brain function are temporarily arrested, the surgeon would perform the operation. During the surgery, HetaCool may be circulated throughout the body in place of blood, or the circulation may be arrested for a period of time if an interruption of fluid circulation is required. Upon completion of the surgery, the patient would be slowly warmed and blood would be transfused.

         Cardiac surgeons are working to develop innovative procedures to repair damaged coronary arteries and heart valves. If optically guided surgical instruments can be inserted into the heart through blood vessels or small incisions, there may be no need to open the patient's chest cavity. BioTime believes that HetaCool may be useful in these minimally invasive closed chest cardiac procedures because the solution is transparent and if it were used to completely replace blood at low temperatures it would permit surgeons to use their optically guided instruments inside the heart or blood vessels without having their view obstructed by blood. The use of BioTime's solutions may also allow better control over stopping and starting the heart, as well as extending the time period of such surgeries. BioTime intends to conduct a series of laboratory studies using animal subjects to test the utility of HetaCool as a low temperature blood substitute in such procedures.

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


Organ Transplant Products

The Market for Organ Preservation Solutions

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

         The scarcity of transplantable organs makes them too precious to lose and increases the importance of effective preservation technology and products. Current organ removal and preservation technology generally requires multiple preservation solutions to remove and preserve effectively different groups of organs. The removal of one organ can impair the viability of other organs.
Available technology does not permit surgeons to keep the remaining organs viable within the donor's body for a significant time after the first organ is removed. Currently, an organ available for transplant is flushed with an ice cold solution during the removal process to deactivate the organ and preserve its tissues, and then the organ is transported on ice to the donee. The ice cold solutions currently used, together with transportation on ice, keep the organ healthy for only a short period of time. For example, the storage time for hearts is limited to approximately six hours. Because of the short time span available for removal and transplant of an organ, potential organ donees may not receive the needed organs.

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

         Using HetaCool for Multi-Organ Preservation. The Company is seeking to develop HetaCool for use as a single solution that can simultaneously preserve all of a single donor's organs. When used as an organ preservation solution, HetaCool would be perfused into the donor's body while the body is chilled, thereby eliminating an undesirable condition called "warm ischemia," caused when an organ is warm while its blood supply is interrupted. The use of HetaCool in conjunction with the chilling of the body should help to slow down the process of organ deterioration by a number of hours so that a surgeon can remove all organs for donation and transplant. The Company's current estimates are that each such preservation procedure could require at least 50 liters of HetaCool.

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


Other Potential Uses of BioTime Solutions

         Isolated regional perfusion of anti-cancer drugs has been used to treat melanoma of the limbs, and inoperable tumors of the liver. The Company believes that employing such a procedure while the patient is kept in ice-cold blood-substitution may allow high doses of toxic anti-cancer drugs to be directed at inoperable tumors within vital organs. Keeping the rest of the patient in a cold, blood substituted state may reduce or eliminate the circulation of the toxic drugs to healthy tissues.

         BioTime considers such surgical techniques to be a longer range goal of its research and development program for hypothermic surgery products. Use of this complex technology in the practice of oncology can occur only after ice-cold blood-substitution has advanced to an appropriate level of safety and effectiveness.


Research and Development Strategy

         From inception through June 30, 1998, the Company has spent $9,958,128 on research and development. The greatest portion of BioTime's research and development efforts have been devoted to the development of Hextend, PentaLyte and HetaCool for conventional surgery, emergency care, low temperature surgery, and multi-organ preservation. A lesser portion of the Company's research and development efforts have been devoted to developing solutions and protocols for storing organs and tissues at subfreezing temperatures. In the future the Company may explore other applications of its products and technologies, including cancer chemotherapy. As the first products achieve market entry, more effort will be expended to bring the next tier of products to maturity.

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

         Experiments intended to test the efficacy of the Company's blood replacement solutions and protocols for surgical applications involve replacing the animal's blood with low temperature blood substitute solution, maintaining the animal in a cold blood-substituted state for a period of time, and then attempting to revive the animal. Experiments for multi-organ preservation involve the maintenance of the animal subjects at cold temperatures for longer periods of time than would be required for many surgical applications, followed by transplant procedures to test the viability of one or more of the subject's vital organs.

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


Licensing

         On April 23, 1997, the Company and Abbott entered into a License Agreement under which the Company granted to Abbott an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery where the patient's body temperature is lower than 12(degree)C ("Hypothermic Use"), or replacement of substantially all of a patient's circulating blood volume ("Total Body Washout"). The Company has retained all rights to manufacture, sell or license Hextend and other products in all other countries.

         Under the License Agreement, Abbott has agreed to pay the Company up to $40,000,000 in license fees, of which $1,650,000 has been paid to date, and an additional $850,000 will become payable in installments upon the achievement of specific milestones pertaining to the approval of the Company's NDA for Hextend and the commencement of sales of the product. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend, at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott's obligation to pay licensing fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

         In addition to the license fees, Abbott will pay the Company a royalty on total annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis so that once the highest royalty rate for a year is determined, that rate will be paid with respect to all sales for that year. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

         Abbott has a right to acquire additional licenses to manufacture and sell the Company's other plasma expander products in the United States and Canada. If Abbott exercises its right to acquire a license to sell such products for uses other than Hypothermic Surgery or Total Body Washout, in addition to paying royalties, Abbott will be obligated to pay a license fee based upon the Company's direct and indirect research, development and other costs allocable to the new product. If Abbott desires to acquire a license to sell any of the Company's products for use in Hypothermic Surgery or Total Body Washout, the license fees and other terms of the license will be subject to negotiation between the parties. For the purpose of determining the applicable royalty rates, net sales of any such new products licensed by Abbott will be aggregated with sales of Hextend. If Abbott does not exercise its right to acquire a new product license, the Company may manufacture and sell the product itself or may license others to do so.

         In order to preserve its rights to obtain an exclusive license for PentaLyte under the License Agreement, Abbott notified the Company that Abbott will supply BioTime with batches of PentaLyte, characterization and stability studies, and other regulatory support needed for BioTime to file for an IND and to conduct clinical studies.

         The foregoing description of the License Agreement is a summary only and is qualified in all respects by reference to the full text of the License Agreement.

         The Company is also discussing and negotiating prospective licensing arrangements with other pharmaceutical companies, some of which have the capacity to produce the Company's products, as well as market them, for various over-seas markets. In licensing arrangements that include marketing rights, the participating pharmaceutical company would be entitled to retain a large portion of the revenues from sales to end users and would pay the Company a royalty on net sales. There is no assurance that any such additional arrangements can be made.


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

         Abbott has provided Hextend manufactured under good manufacturing practices for use in the Company's clinical trials, and Abbott has the facilities to manufacture Hextend and other Company products in commercial quantities. If Abbott chooses not to obtain a license to manufacture and market another BioTime product, or to manufacture it under contract for BioTime, the Company will need to enter into licensing or product manufacturing arrangements with another established pharmaceutical company, or else the Company will have to acquire its own manufacturing facility.

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

Raw Materials

         Although most ingredients in the products being developed by the Company are readily obtainable from multiple sources, the Company knows of only a few manufacturers of the hydroxyethyl starches that serve as the active ingredient in Hextend, PentaLyte and HetaCool. Abbott presently has a source of supply of the hydroxyethyl starch used in Hextend, PentaLyte and

HetaCool, and has agreed to maintain a supply sufficient to meet market demand for Hextend in the United States and Canada. McGaw, Inc., a wholly owned subsidiary of B. Braun Melsungen AG, a private German company selling intravenous solutions and other medical products around the world, has produced Hextend for BioTime's clinical trials and can produce the pentastarch used in PentaLyte. In order to manufacture its products for overseas markets, or products not presently licensed to Abbott for the United States and Canadian markets, the Company or a licensee would have to secure a supply or production agreement with one or more of the known hydroxyethyl starch manufacturers, but if such an agreement could not be obtained, the Company or a licensee would have to acquire a manufacturing facility and the technology to produce the hydroxyethyl starch according to good manufacturing practices. The possibility of producing hydroxyethyl starches through a co-operative effort with a small, independent starch manufacturer has also been considered. The Company might have to raise additional capital to participate in the development and acquisition of the necessary production technology and facilities.

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


Marketing

         The Company's proposed products and services are intended for sale to hospitals, medical centers, and physicians engaged in the practice of specific areas of medicine, including transplantation, neurosurgery, cardiovascular surgery, anesthesiology, oncology, emergency room and trauma care and critical care. The Company intends to license its products to pharmaceutical companies that have their own, well established marketing and sales organizations. A license to market Hextend in the United States and Canada has been granted to Abbott, and the Company is discussing product licensing arrangements with a number of companies for over-seas markets. Although such arrangements could permit the Company to receive revenues from the sale of its products expeditiously and with lower costs, the Company would have to share those revenues with the participating pharmaceutical companies. There can be no assurance that any additional pharmaceutical companies will be willing to enter into marketing arrangements on terms acceptable to the Company. If the Company does not enter into licensing or other arrangements for the sale of a product in a particular market, the Company would have to establish its own marketing organization.

         Published studies and presentations by physicians who have participated in clinical trials or laboratory studies of Company products may be used as part of the Company's product marketing efforts. The Company also will continue to seek opportunities to conduct research in collaboration with well-known institutions and to demonstrate its work at scientific conventions.


Government Regulation

         The FDA will regulate the Company's proposed products as drugs, biologicals, or medical devices, depending upon such factors as the use to which the product will be put, the chemical composition and the interaction of the product on the human body. Products that are intended to be introduced into the body, such as blood substitute solutions for low temperature surgery and plasma expanders, will be regulated as drugs and will be reviewed by the FDA staff responsible for evaluating biologicals.

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

Patents and Trade Secrets

         On April 18, 1995, the Company was granted a United States Patent which protects methods for using BioTime's proprietary solutions, including the use of Hextend and PentaLyte to replace blood. Claims include the use of the solutions at normal and hypothermic (below normal) body temperatures as plasma expanders, and for increasing circulation of a hypovolemic (acute blood loss) patient. Additional patents were granted in 1996 and 1997 for other related company products. During February 1997, the United States Patent and Trademark Office informed the Company of the allowance of additional claims regarding the composition of Hextend and PentaLyte; one patent covering those claims was granted on December 30, 1997, and the Company expects that additional patents covering those claims may be issued. Additional patent applications have been filed in the United States and certain other countries for Hextend and other solutions. The Company also holds a United States Patent on its microcannula.

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


Competition

         If successfully developed, the Company's solutions will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company's products will have to provide medically significant advantages. The competing products are being manufactured and marketed by established pharmaceutical companies that have substantially larger research facilities and technical staffs and greater financial and marketing resources than BioTime. For example, DuPont Pharmaceuticals presently markets Hespan, an artificial plasma volume expander, and Viaspan, a solution for use in the preservation of kidneys, livers and pancreases for surgical transplant. Abbott manufactures and sells a generic equivalent of Hespan.

         To compete with new and existing plasma expanders, the Company is developing products that contain constituents that may prevent or reduce the physiological imbalances, bleeding, fluid overload, edema, poor oxygenation, and organ failure that can occur when competing products are used. To compete with existing organ preservation solutions, the Company is seeking to develop a solution that can be used to preserve all organs simultaneously and for long periods of time.

         A number of other companies are known to be developing hemoglobin and synthetic red blood cell substitutes and technologies. BioTime's products have been developed for use before red blood cells are needed. In contrast, hemoglobin and other red blood cell substitute products are designed to remedy ischemia and similar conditions that may result from the loss of oxygen carrying red blood cells. Those products would not necessarily compete with the Company's products unless the oxygenating molecules were included in solutions that could replace fluid volume and prevent or reduce the physiological imbalances as effectively as the Company's products. Generally, red blood cell substitutes are more expensive to produce and potentially more toxic than Hextend and PentaLyte.

         As a result of Abbott's introduction of a generic plasma expander intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. Competition in the areas of business targeted by the Company is likely to intensify further as new products and technologies reach the market. Superior new products are likely to sell for higher prices and generate higher profit margins once acceptance by the medical community is achieved. Those companies that are successful in introducing new products and technologies to the market first may gain significant economic advantages over their competitors in the establishment of a customer base and track record for the performance of their products and technologies. Such companies will also benefit from revenues from sales which could be used to strengthen their research and development, production, and marketing resources. All companies engaged in the medical products industry face the risk of obsolescence of their products and technologies as more advanced or cost effective products and technologies are developed by their competitors. As the industry matures, companies will compete based upon the performance and cost effectiveness of their products.


Employees

         As of June 30, 1998, the Company employed eleven persons on a full-time basis and two persons on a part-time basis. Three full-time employees and one part-time employee hold Ph.D. or Masters Degrees in one or more fields of science.

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

Uncertainty as to Human Application of Products

      Although the Company believes that its Phase III clinical trials show that Hextend is safe for use in clinical medicine, there is no assurance that the FDA will reach the same conclusion. The Company's other experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies on animals and there can be no assurance that those products will prove to be safe and efficacious in the human medical applications for which they were developed.

Uncertainty of Future Sales; Competition

      The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing its products. There can be no assurance that any products that receive FDA or foreign regulatory approval will be successfully marketed or that the Company will receive sufficient revenues from product sales to meet its operating expenses. The acceptance of the Company's products and technologies by the medical profession may take time to develop because physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

     The Company's plasma expander products will compete with products currently used to treat or prevent hypovolemia, including albumin and other colloid solutions, and crystalloid solutions. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company's products will have to provide medically significant advantages. The competing products are being manufactured and marketed by established pharmaceutical companies with more resources than the Company. For example, DuPont Pharmaceuticals presently markets Hespan, an artificial plasma volume expander, and Viaspan, a solution for use in the preservation of kidneys, livers and pancreases for surgical transplant. Abbott manufactures and sells a generic equivalent of Hespan. There also is a risk that the Company's competitors may succeed in developing safer or more effective products that could render the Company's products and technologies obsolete or noncompetitive.

FDA and Other Regulatory Approvals Required

      Preclinical and clinical trials and manufacturing and marketing of BioTime's medical products will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes preclinical, clinical and post-clinical testing of each product to establish its safety and efficacy, can take several years to complete and require the expenditure of substantial time and funds.
Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent FDA regulatory approval. In addition, delays or rejections may be encountered as a result of changes in FDA policy during the period of product development and FDA regulatory review of each submitted new product application. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after substantial expenditures of time and money, regulatory approval will be obtained for any products developed by the Company. Moreover, even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. After regulatory approval is obtained, the approved product, the manufacturer and the manufacturing facilities are subject to continual review and periodic inspections, and a later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be established which could prevent or delay regulatory approval of the Company's products.

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

Uncertainty as to Results of Research and Development of New Products

      The Company's business involves the attempt to develop new medical products and technologies. Such experimentation is inherently costly, time consuming and uncertain as to its results. If the Company is successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. From the date of the Company's inception through June 30, 1998, the Company spent $9,958,128 on research and development, and the Company expects to continue to incur substantial research and development expenses.

Absence of Manufacturing and Marketing Capabilities

      The Company presently does not have adequate facilities or resources to manufacture its products in commercial quantities or in compliance with FDA standards. Accordingly, the Company plans to enter into arrangements with pharmaceutical companies for the production and marketing of the Company's products. Abbott has obtained an exclusive license from the Company to manufacture and market Hextend in the United States and Canada. Although a number of pharmaceutical companies have expressed their interest in obtaining licenses to manufacture and market Company products in other countries, there can be no assurance that the Company will be successful making other licensing arrangements. If licensing or manufacturing arrangements cannot be made on acceptable terms, the Company would be required to construct or acquire its own manufacturing facilities and to establish its own marketing organization, which would entail significant expenditures of time and money.

Uncertainty of Patent Protection

      The Company has obtained patents in the United States, Israel, and South Africa, and has filed patent applications in certain foreign countries, for certain products, including Hextend and PentaLyte. No assurance can be given that any foreign patents will be issued to the Company, or that, if issued, those patents and the Company's United States patents will provide the Company with meaningful patent protection, or that others will not successfully challenge the validity or enforceability of any patent issued to the Company. The costs required to uphold the validity and prevent infringement of any patent issued to the Company could be substantial, and the Company might not have the resources available to defend its patent rights.

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

Potential Disputes Over Ownership of Technology

      Because certain officers and directors of the Company were employees of Cryomedical Sciences, Inc. ("CMSI") prior to founding the Company, it is possible that CMSI might claim an ownership interest in products and technologies developed by the Company based upon the scope of research conducted by such persons while they were employed by CMSI, or based upon the terms of certain agreements between such scientists and CMSI with respect to the ownership of technology and products. To date, no such claims have been asserted against the Company by CMSI. CMSI holds patents with respect to certain low temperature blood substitute solutions. No assurance can be given that CMSI will not claim that the Company's products infringe upon CMSI's patents. The Company has obtained a non-exclusive license to use certain experimental low temperature blood substitute solutions developed by CMSI. The license is not assignable or transferable and is subject to termination under certain circumstances, including a sale of control of the Company. However, the Company abandoned use of the CMSI solutions many years ago and does not intend to pursue the commercialization of the CMSI solutions.

Dependence Upon Key Personnel

      The Company depends to a considerable degree on the continued services of its executive officers. Although the Company maintains key man life insurance in the amount of $1,000,000 on the life of Dr. Paul Segall, the loss of the services of any of its executive officers could have a material adverse effect on the Company. In addition, the success of the Company will depend, among other factors, upon successful recruitment and retention of additional highly skilled and experienced management and technical personnel.

No Dividends

      The Company has not paid any cash dividends on its Common Shares. For the foreseeable future it is anticipated that earnings, if any, which may be generated from the Company's proposed operations will be used to finance the growth of the Company and that cash dividends will not be paid to holders of Common Shares.

Possible Volatility of Market for Common Shares

      The Common Shares are traded on Nasdaq. The market price of the Common Shares, like that of the common stock of many biotechnology companies, has been highly volatile. The price of such securities may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new drug, even though the outcome of those trials and the likelihood of ultimate FDA approval remains uncertain. Similarly, prices of such securities may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. In the event that the Company achieves earnings from the sale of products, securities analysts may begin predicting quarterly earnings. The failure of the Company's earnings to meet analysts' expectations could result in a significant rapid decline in the market price of the Company's Common Shares. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of the equity securities of many biotechnology companies and which have often been unrelated to the operating performance of these companies. Such broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Shares.

Requirements for Continued Listing of Securities on Nasdaq

      The Company's Common Shares are traded on the Nasdaq National Market, which hast adopted rules that establish criteria for initial and continued listing of securities. Under the Nasdaq rules for continued listing, a company must maintain at least $4,000,000 of net tangible assets, or at least $50,000,000 of total assets, or a market capitalization of at least $50,000,000, or to have generated at least $50,000,000 of revenue. Although the Company had a market capitalization in excess of $50,000,000 on the date of this report, there is no assurance that future losses from operations will not cause the Company's net tangible assets or market capitalization to decline below the Nasdaq listing criteria in the future. If the Common Shares are delisted by Nasdaq, trading in the Common Shares could thereafter be conducted on in the over-the-counter market on the Nasdaq SmallCap Market or on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements. If the Common Shares were delisted from the Nasdaq National Market and were not listed on the Nasdaq SmallCap Market, they would be subject to the so-called penny stock rule that imposes restrictive sales practice requirements on broker-dealers who sell such securities. Consequently, delisting, if it occurred, could affect the ability of shareholders to sell their Common Shares in the secondary market.


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



Item 4.   Submission of Matters to a Vote of Security Holders.

     The 1997 Annual Meeting of Shareholders of BioTime, Inc. was held May 18, 1998. The Board of Directors of the Company presently consists of eight members, who are elected to hold office for a one year term until the 1998 Annual Meeting of Shareholders. The following table shows the directors who were elected and the number of votes each director received.


Director                     Votes For                      Votes Withheld
----------------        ----------------------           ----------------------

Ronald S. Barkin             9,127,207                         106,669
Victoria Bellport            9,199,007                         104,869
Milton H. Dresner            9,198,857                         105,019
Jeffrey B. Nickel            9,199,007                         104,869
Judith Segall                9,198,641                         105,235
Paul Segall                  9,199,007                         104,869
Hal Sternberg                9,198,807                         105,069
Harold Waitz                 9,198,857                         105,019


     The second proposal brought before the shareholders was the vote to amend the Company's Articles of Incorporation to increase the number of authorized Common Shares from 25,000,000 to 40,000,000. The results of the voting were as follows:


For                         Against                   Abstained
---------------        ----------------           ----------------
9,219,295                    63,115                     21,166


     The third proposal brought before the shareholders was the vote to ratify the appointment of

Deloitte & Touche LLP as the independent accountants of the Company for the fiscal year ending June 30, 1998. The results of the voting were as follows:


For                            Against                         Abstained
--------------             ----------------                 ----------------
9,277,862                      12,364                           13,650



Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.


     The Company's Common Shares are traded in the over-the-counter market on the Nasdaq under the symbol BTIM. The Common Shares have been trading on the Nasdaq National Market since April 28, 1998, and traded on the Nasdaq SmallCap Market from March 5, 1992 through April 27, 1998. The closing price of the Company's Common Shares on Nasdaq on September 22, 1998 was $9.06.

     The following table sets forth the range of high and low bid prices for the Common Shares for the fiscal years ended June 30, 1997 and 1998, based on transaction data as reported on the Nasdaq SmallCap Market. All prices have been adjusted to give effect to the Company's payment of a stock dividend during October 1997 to effect a three-for-one stock split.


Quarter Ended                         High                      Low
-------------                         ----                      ----
September 30, 1996                    $7.67                    $4.67
December 31, 1996                     9.33                      4.83
March 31, 1997                        13.42                     8.08
June 30, 1997                         12.33                     7.58
September 30, 1997                    17.08                     8.67
December 31, 1997                      27                      18.50
March 31, 1998                        19.75                     11
June 30, 1998                         14.37                     5.81

     As of September 3,1998, there were 320 shareholders of record of the Common Shares based upon information from the Registrar and Transfer Agent.

     The Company has paid no dividends on its Common Shares since its inception and does not plan to pay dividends on its Common Shares in the foreseeable future.

         Item 6. Selected Financial Data.

The selected financial data as of June 30, 1998, 1997, 1996, 1995 and 1994 and the period from inception (November 30, 1990) to June 30, 1998 presented below have been derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing elsewhere herein (which expresses an unqualified opinion and includes an explanatory paragraph related to the development stage of the Company's operations). The selected financial data should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

Statement of Operations Data:

                                                                                                            Period from Inception
                                                                                                             November 30, 1990)
                                                             June 30,                                        (to June 30, 1998
                              ----------------------------------------------------------------------------- --------------------
                                    1998           1997           1996           1995            1994
                               -------------  ------------   ------------   -------------  ---------------
REVENUE:
Licensing Fee                  $  1,150,000   $    62,500    $    --        $     --       $     --            $    1,212,500
                               -------------  ------------   ------------   -------------  ---------------     ---------------
EXPENSES:
Research and development       $ (3,048,775)  $(2,136,325)   $(1,145,168)   $ (1,791,698)  $     (777,668)     $   (9,958,128)
General and administrative       (1,849,312)   (1,209,546)      (954,049)       (808,432)        (931,439)         (7,079,633)
                               -------------  ------------   ------------   -------------  ---------------     ---------------
Total expenses                   (4,898,087)   (3,345,871)    (2,096,217)     (2,600,130)      (1,709,107)        (17,037,761)
                               -------------  ------------   ------------   -------------  ---------------     ---------------
INTEREST AND OTHER
INCOME:
Interest                            276,832       183,781        127,212         218,416          152,438           1,139,311
Other                                17,909         5,380          3,670           3,967            9,716              73,923
                                ------------  ------------   ------------   -------------  ---------------     ---------------
Total Interest and Other Income     294,741       189,161        130,882         222,383          162,154           1,213,234
                                ------------  ------------   ------------   -------------  ---------------     ---------------
Net loss                        $(3,453,346)  $(3,094,210)   $(1,965,335)   $ (2,337,747)  $   (1,546,953)     $  (14,612,027)
                                ============  ============   ============   =============  ===============     ===============
Basic and Diluted Net loss
per share                       $      (.35)  $      (.35)   $      (.25)   $       (.30)  $         (.25)
                                ============  ============   ============   =============  ===============
Common and equivalent shares
used in computing per share
amounts                            9,833,156     8,877,024      7,827,732       7,900,392        6,139,335
                                ============  ============   ============   =============  ===============

Balance Sheet Data:

                                        June 30
                               ------------------------------
                                   1998           1997
                                -------------  ------------
Cash, cash equivalents and
short term investments           $4,105,781    $7,811,634

Working Capital                   3,724,663     6,846,575

Total assets                      4,641,780     8,297,774

Shareholders' equity              4,014,750     6,536,106

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of June 30, 1998 the Company had incurred a cumulative net loss of $14,612,027. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

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

         BioTime has granted to Abbott an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery, or the replacement of substantially all of a patient's circulating blood volume. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products.

         Under the License Agreement, Abbott has agreed to pay BioTime up to $40,000,000 in license fees based upon product sales and the achievement of certain milestones. So far, Company has received $1,650,000 of license fee milestone payments. In addition to the license fees, Abbott will pay BioTime a royalty on total annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis so that once the highest royalty rate for a year is determined, that rate will be paid with respect to all sales for that year. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

         The Company intends to enter global markets through licensing agreements with overseas pharmaceutical companies. By licensing its products abroad, the Company will avoid the capital costs and delays inherent in acquiring or establishing its own pharmaceutical manufacturing facilities and establishing an international marketing organization. A number of pharmaceutical companies in Europe, Asia and other markets around the world have expressed their interest in obtaining licenses to manufacture and market the Company's products. The Company is continuing to meet with representatives of interested companies to discuss potential agreements.

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. Based upon discussions with the Canadian Bureau of Pharmaceutical Assessment, the Company plans to file for Canadian market approval based the results of its United States clinical trials. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition procedure. The Company plans to determine whether one more member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

         In order to commence clinical trials for regulatory approval of new products, such as PentaLyte and HetaCool, or new therapeutic uses of Hextend, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand the present IND for additional Hextend studies. Filings with foreign regulatory agencies will be required to commence clinical trials over-seas. The cost of preparing those regulatory filings and conducting those clinical trials is not presently determinable, but could be substantial. It will be necessary for the Company to obtain additional funds in order to complete any clinical trials that may begin for its new products or for new uses of Hextend. The Company plans to negotiate product licensing and marketing agreements that require overseas licensees and distributors of Company products to bear regulatory approval and clinical trial costs for their territories.

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


Year 2000 Considerations

         The Company has reviewed its internal computer and software systems and has determined that it is highly unlikely that any of those systems will be adversely affected by problems associated with the year 2000. Accordingly, the Company does not expect to incur any material expense in bringing its computer systems into year 2000 compliance. The so-called "year 2000 problems" may arise if computer programs do not properly recognize years that begins with "20" instead of "19."

If not corrected, computer applications that are affected by they year 2000 problem could fail or create erroneous results.

         The Company relies upon data analysis provided by independent third parties that conduct tests on Company products and compile and analyze data from Company laboratory studies and clinical trials. The Company is asking its third party contractors to inform the Company's management whether their systems will be adversely affected by the year 2000 problem and what plans they have to remedy any such problems in a timely manner.

         Because the Company does not have its own pharmaceutical production facilities, it will rely upon Abbott and others to manufacture and distribute Company products. If year 2000 problems were to impede the ability of those companies to manufacture and distribute Company products or raw materials used in the manufacture of Company products, future sales of Company products could be adversely affected. Abbott has announced the implementation of a program to assess and remedy any year 2000 problems that may affect its operations, and has asked its key suppliers to certify that their systems are year 2000 compliant. The results of the year 2000 compliance programs implemented by Abbott and its suppliers are not presently known.

Results of Operations

Years Ended June 30, 1998 and June 30, 1997

         From inception (November 30, 1990) through June 30, 1998, the Company generated $2,425,734 of revenue, comprised of $1,212,500 in license fee income, and $1,213,234 in interest and other income. During the fiscal year ended June 30, 1997, the Company received $1,400,000 for signing the License Agreement and achieving a license fee milestone pertaining to the allowance of certain patent claims pending. During the fiscal year ended June 30, 1998, the Company received an additional milestone fee of $250,000 for filing its NDA for Hextend. The Company recognized $62,500 of such revenue during the fiscal year ended June 30, 1997 and recognized $1,150,000 of such revenue during the fiscal year ended June 30, 1998. The remaining $437,500 of revenue will be recognized during the fiscal year ending June 30, 1999. (See Note 3 to the accompanying financial statements). Interest and other income increased to $294,741 for the year ended June 30, 1998 from $189,161 for the year ended June 30, 1997. The increase in interest and other income is attributable to the increase in cash and cash equivalents from the subscription rights offering.

         From inception (November 30, 1990) through June 30, 1998, the Company incurred $9,958,128 of research and development expenses, including salaries, supplies and other expense items. Research and development expenses increased to $3,048,775 for the year ended June 30, 1998, from $2,136,325 for the year ended June 30, 1997. The increase in research and development expenses is attributable to the cost of preparing and filing an NDA for Hextend, and preparing for future regulatory filings in Europe and Canada. It is expected that research and development expenses will increase as the Company continues clinical testing of Hextend and commences clinical studies of other products.

         From inception (November 30, 1990) through June 30, 1998, the Company incurred $7,079,633 of general and administrative expenses. General and administrative expenses increased to $1,849,312 for the year ended June 30, 1998, from $1,209,546 for the year ended June 30, 1997. This increase is attributable to an increase in the general operations of the Company, an increase in personnel, and bonus awards.

Years Ended June 30, 1997 and June 30, 1996

         For the year ended June 30, 1997, the Company generated $62,500 from the signing of the License Agreement with Abbott. The Company deferred recognition of $1,337,500 of revenue received for signing the License Agreement and achieving a license fee milestone pertaining to the allowance of certain patent claims pending (See Note 3 to the accompanying financial statements). Interest and other income increased to $189,161 for the year ended June 30, 1997 from $130,822 for the year ended June 30, 1996. The increase in interest and other income is attributable to the increase in cash and cash equivalents from the subscription rights offering, completed February 5, 1997.

         Research and development expenses increased to $2,136,325 for the year ended June 30, 1997, from $1,142,168 for the year ended June 30, 1996. The increase in research and development expenses was attributable to the Company's Phase III human clinical trials of Hextend, initiation of a clinical trial at Middlesex Hospital in London, England, and an accrual for bonuses granted after June 30, 1997.

         General and administrative expenses increased to $1,209,546 for the year ended June 30, 1997, from $954,049 for the year ended June 30, 1996. This increase was attributable to an amortization expense associated with agreements the Company entered into with certain financial advisors and consultants in exchange for warrants to purchase the Company's stock, an increase in the general operations of the Company, an increase in personnel, and bonus awards.


Taxes

         At June 30, 1998, the Company had a cumulative net operating loss carryforward of approximately $13,800,000 for federal income tax purposes.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at June 30, 1998, the Company had cash and cash equivalents of $4,100,000. Management believes that additional funds will be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through royalties and licensing fees from Abbott, from licensing fees from other pharmaceutical companies, and/or additional sales of equity or debt securities. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

         Under its License Agreement with Abbott, the Company has received $1,650,000 of license fees and milestone payments for signing the agreement and achieving milestones pertaining to the allowance of certain patent claims pending and the submission of the NDA for Hextend. Up to an additional $850,000 of license payments under the License Agreement will become payable in installments upon the achievement of specific milestones pertaining to the approval of the NDA for Hextend and the commencement of sales of the product. Additional license fees and royalties will become payable based upon product sales.

          License fees and royalties will also be sought from Abbott or other pharmaceutical companies for United States and Canadian licenses of new products and uses of Hextend that are not covered by Abbott's license, and for licenses to manufacture and market the Company's products abroad.

         The future availability and terms of equity and debt financings, and the amount of license fees and royalties that may be earned through the licensing and sale of the Company's products is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

         Statements contained in this report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. See Note 1 to Financial Statements and the "Risk Factors" discussed elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company did not hold any market risk sensitive instruments as of June 30, 1998 and June 30, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                            Pages
                                                            -----
Independent Auditors' Report                                 33

Balance Sheets                                               34

Statements of Operations                                     35

Statements of Shareholders' Equity                          36-37

Statements of Cash Flows                                    38-39

Notes to Financial Statements                               40-48

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
BioTime, Inc.:

We have audited the accompanying balance sheets of BioTime, Inc. (a development stage company) as of June 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the period from November 30, 1990 (inception) to June 30, 1998, and for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of BioTime, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the period from November 30, 1990 (inception) to June 30, 1998, and for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

The Company is in the  development  stage as of June 30,  1998.  As discussed in
Note 1 to the financial statements, successful completion of the Company's product development program and ultimately the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities, obtaining regulatory approval for products ultimately developed, and achieving a level of sales adequate to support the Company's cost structure.


DELOITTE & TOUCHE LLP
San Francisco, California
August 18, 1998

                                  BIOTIME, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


           ASSETS                                                                               June 30,
                                                                                     ------------------------------
                                                                                          1998             1997
                                                                                          ----             ----
CURRENT ASSETS
Cash and cash equivalents                                                             $  4,105,781    $   7,811,634
Research and development supplies on hand                                                       --          100,000
Prepaid expenses and other current assets                                                  245,912          259,109
                                                                                      ------------    -------------
Total current assets                                                                     4,351,693        8,170,743

EQUIPMENT, Net of accumulated depreciation of $188,526 and $139,241                        190,665           92,609
DEPOSITS AND OTHER ASSETS                                                                   99,422           34,422
                                                                                     -------------    -------------
TOTAL ASSETS                                                                         $   4,641,780    $   8,297,774
                                                                                     =============    =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                     $     189,530    $     249,168
Accrued compensation                                                                            --          175,000
Deferred revenue - current portion                                                         437,500          900,000
                                                                                     -------------    -------------
Total current liabilities                                                                  627,030        1,324,168

DEFERRED REVENUE                                                                                --          437,500
                                                                                     -------------    -------------
Total liabilities                                                                          627,030        1,761,668
                                                                                     -------------    -------------
COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value,  undesignated as to Series, authorized 1,000,000 shares; none outstanding (Note 4)
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 9,947,579 and 9,609,579 shares (Note 4 )                               18,557,636       17,625,646
Contributed Capital                                                                         93,972           93,972
Deficit accumulated during development stage                                          (14,636,858)     (11,183,512)
                                                                                     -------------     ------------
Total shareholders' equity                                                               4,014,750        6,536,106
                                                                                     -------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $   4,641,780     $  8,297,774
                                                                                     =============     ============

See notes to financial statements.

                                       34

                                  BIOTIME, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                          Period from Inception
                                                                                                           (November 30, 1990)
                                                                   Year Ended June 30,                      to June 30, 1998
                                                    -------------------------------------------------    ----------------------
                                                         1998              1997             1996
                                                    --------------    --------------   --------------
REVENUE:
License fee                                         $   1,150,000     $      62,500    $     --             $       1,212,500
                                                    --------------    --------------   --------------       -----------------

EXPENSES:
Research and development                               (3,048,775)    $  (2,136,325)    $ (1,142,168)             (9,958,128)
General and administrative                             (1,849,312)       (1,209,546)        (954,049)             (7,079,633)
                                                    --------------    --------------   --------------       -----------------
Total expenses                                         (4,898,087)       (3,345,871)      (2,096,217)            (17,037,761)
                                                    --------------    --------------   --------------       -----------------

INTEREST AND OTHER INCOME:
Interest                                                  276,832           183,781          127,212               1,139,311
Other                                                      17,909             5,380            3,670                  73,923
                                                    --------------    --------------   --------------       -----------------
Total interest and other income                           294,741           189,161          130,882               1,213,234
                                                    --------------    --------------   --------------       -----------------

NET LOSS                                            $  (3,453,346)    $  (3,094,210)    $ (1,965,335)       $    (14,612,027)
                                                    ==============    ==============   ==============       =================

BASIC AND DILUTED LOSS PER SHARE                    $       (0.35)    $       (0.35)   $       (0.25)
                                                    ==============    ==============   ==============

COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                                        9,833,156         8,877,024        7,827,732
                                                    ==============    ==============   ==============

See notes to financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Series A Convertible
                                             Preferred Shares          Common Shares                               Deficit
                                           ---------------------   -----------------------                        Accumulated
                                           Number of                Number                  Contributed            During
                                            Shares      Amount     of Shares      Amount       Capital         Development Stage
                                           ---------   ---------   ---------    ----------   -----------       ------------------
BALANCE, November 30, 1990
 (date of inception)                          --          --          --           --            --                    --
NOVEMBER 1990
 Common shares issued for cash                                      1,312,761  $      263
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                           1,050,210     137,400
 Contributed equipment at appraised
 value                                                                                       $ 16,425
 Contributed cash                                                                              77,547
MAY 1991:
 Common shares issued for cash
 less offering costs                                                  101,175      54,463
 Common shares issued for stock
 of a separate entity at fair value                                   100,020      60,000
JULY 1991:
 Common shares issued for
 services performed                                                    30,000      18,000
AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less offering costs of  $125,700     360,000     $474,300
MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                             2,173,500   4,780,127
 Preferred shares converted
 into common shares                       (360,000)    (474,300)      360,000     474,300
 Dividends declared and paid                                                                                         (24,831)
 on preferred shares
MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                       2,805,600   3,927,074
JANUARY - JUNE 1995:
 Common shares repurchased with cash                                 (253,800)   (190,029)
NET LOSS SINCE INCEPTION                                                                                           (6,099,136)
                                           ---------   ---------   ----------   ----------     ---------          ------------
BALANCE AT JUNE 30, 1995                      --       $   --       7,933,266  $9,451,627      $ 93,972           $(3,746,220)

See notes to condensed financial statements.                                                               (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Series A Convertible
                                             Preferred Shares          Common Shares                               Deficit
                                           ---------------------   -----------------------                        Accumulated
                                           Number of                Number                   Contributed            During
                                            Shares      Amount     of Shares      Amount       Capital         Development Stage
                                           ---------   ---------   ---------    ----------   -----------       ------------------

 Common shares issued for
 cash (exercise of options and warrants)                             496,521     1,162,370
 Common shares issued for cash
 (lapse of recision)                                                 112,176        67,300
 Common shares repurchased
 with cash                                                           (18,600)      (12,693)
 Common shares warrants and options
 granted for services                                                  --          356,000
NET LOSS                                                                                                           (1,965,335)
                                           ---------  ---------    ----------   ----------   ---------           -------------
BALANCE AT JUNE 30, 1996                      --      $  --        8,269,563   $10,834,575   $  93,972           $ (8,089,302)
 Common shares issued for cash less
 offering costs of $170,597                                          849,327     5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                  490,689     1,194,488
 Common shares warrants and options
 granted for service                                                    --         105,000
NET LOSS                                                                                                           (3,094,210)
                                           ---------  ---------    ----------   ----------    ---------          -------------
BALANCE AT JUNE 30, 1997                      --      $  --        9,609,579   $17,625,646    $ 93,972           $(11,183,512)
Common Shares issued for cash
(exercise of options)                                                337,500       887,130
Common shares warrants and options
granted for service                                                                 38,050
Common shares issued for services
                                                                         500         6,250
NET LOSS                                                                                                           (3,453,346)
                                          ---------  ---------     ----------   -----------     --------          -------------
BALANCE AT JUNE 30, 1998                    --       $   --         9,935,579   $18,534,076     $ 93,972          $(14,636,858)
                                          =========  =========     ==========   ===========     ========          =============

See Notes to financial statements.                                                                                  (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                        Year Ended June 30,
                                                      -------------------------------------------------------  Period from Inception
                                                                                                                 (November 30, 1990)
                                                            1998                1997               1996           to June 30, 1998
                                                      ----------------     ---------------    ---------------   --------------------
OPERATING ACTIVITIES:
Net loss                                              $   (3,453,346)      $ (3,094,210)      $    (1,965,335)      $  (14,612,027)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Deferred revenue                                           (500,000)           (62,500)                                  (562,500)
 Depreciation                                                 49,284             41,023                35,886              188,525
 Cost of services - options and warrants                      44,300            240,821               167,932              483,256
 Supply reserves                                             100,000            100,000                                    200,000
 Changes in operating assets and
  liabilities:
  Research and development supplies on hand                     --                                  (200,000)             (200,000)
  Prepaid expenses and other current
   assets                                                    13,197           (180,837)               24,705              (193,665)
  Deposits and other assets                                 (65,000)           (24,722)                                    (99,422)
  Accounts payable                                          (59,638)           119,939              (182,198)              189,530
  Accrued compensation                                     (175,000)           175,000                                      --
  Deferred revenue                                         (400,000)         1,400,000                                   1,000,000
                                                      --------------       ------------       ---------------         -------------
Net cash used in operating activities                    (4,446,203)        (1,285,486)           (2,119,010)          (13,606,303)
                                                      --------------       ------------       ---------------         -------------

INVESTING ACTIVITIES:
Sale of investments                                                                                                        197,400
Purchase of short-term investments                                                                                      (9,946,203)
Redemption of short-term investments                                                                                     9,934,000
Purchase of equipment and furniture                        (147,340)           (32,072)              (28,442)             (362,765)
                                                      --------------       ------------       ---------------         -------------
Net cash provided by (used in) investing
 activities                                                (147,340)           (32,072)              (28,442)             (177,568)
                                                      --------------       ------------       ---------------         -------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                                      600,000
Preferred shares placement costs                                                                                          (125,700)
Issuance of common shares for cash                                            5,662,180                                 16,373,106
Common shares placement costs                                                  (170,597)                                (2,052,296)
Net proceeds from exercise of common share options
warrants                                                    887,690           1,194,488             1,162,370             3,244,548
Contributed capital - cash                                                                                                  77,547
Dividends paid on preferred shares                                                                                         (24,831)
Repurchase of common shares                                                                          (12,693)             (202,722)
                                                      --------------       ------------       ---------------         -------------
Net cash provided by (used in) financing activities         887,690           6,686,071            1,149,677            17,889,652
                                                      --------------        ------------       ---------------         -------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (3,705,853)          5,368,513             (997,775)             4,105,781

CASH AND CASH EQUIVALENTS:
At beginning of period                                    7,811,634           2,443,121             3,440,896                    --
                                                      --------------       ------------       ---------------         -------------
At end of period                                      $   4,105,781        $  7,811,634       $     2,443,121         $   4,105,781
                                                      ==============       ============       ===============         =============

See notes to financial statements.                                                                                     (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS






                                                            Year Ended June 30,                     Period from Inception
                                           -----------------------------------------------------    (November 30, 1990)
                                                 1998               1997               1996           to June 30, 1998
                                           ----------------    ---------------     -------------    ---------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                                          $      16,425
Issuance of common shares
 in exchange for shares of
 common stock of Cryomedical
 Sciences, Inc. in a stock-for-stock
 transaction                                                                                              $     197,400
Granting of options and warrants for
 services                                   $       38,050      $     105,000       $   356,000           $     517,050
Issuance of common shares in exchange for   $        6,250                                                $       6,250
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

     The Company's operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of the Company's products; the Company's ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for any Company products that are ultimately sold; the Company's ability to obtain additional financing and the terms of any such financing that may be obtained; the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company's products; and the availability of reimbursement for the cost of the Company's products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

     Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $14,612,027 from inception to June 30, 1998. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of sales adequate to support the Company's cost structure.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Equipment is stated at cost or, in the case of donated equipment, at fair market value. Equipment is being depreciated using the straight-line method over a period of thirty-six to eighty-four months.

     Patent costs associated with obtaining patents on products being developed are expensed as research and development expenses when incurred. These costs totaled $81,303 for the year ended June 30, 1998, $95,362 for the year ended June 30, 1997, $95,598 for the year ended June 30, 1996, and cumulatively, $453,282 for the period from inception (November 30, 1990) to June 30, 1998.

     Research and development supplies on hand are comprised of a quantity of the Company's PentaLyte solution for use in human clinical trials, and are stated at lower of cost or net realizable value.

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

     Stock Split - In October 1997, the Company effected a three-for-one split of its common shares. All share and per share amounts have been restated to reflect the stock split for all periods presented.

     Net Loss Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the second quarter of fiscal 1998 and restated earnings (loss) per share (EPS) data for prior periods to conform with SFAS 128. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. As a result of operating losses, there is no difference between basic and diluted calculations of EPS.

     Recently  issued  accounting  standards  -  In  June  1997,  the  Financial
     Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and

     Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


3.   LICENSE AGREEMENT

     In April 1997, BioTime and Abbott Laboratories ("Abbott") entered into an Exclusive License Agreement (the "License Agreement") under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime's proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

     Under the License Agreement, Abbott has agreed to pay the Company up to $40,000,000 in license fees; of which $1,650,000 was paid as of June 30, 1998, and an additional $850,000 will become payable upon achievement of specific milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

     The Company has deferred recognition of $437,500 of the license fee revenue received for signing the License Agreement. The Company will recognize the deferred revenues during the fiscal year ending June 30, 1999. The additional milestone payments that may be earned when the NDA is approved and when sales of Hextend commence will be recognized during the periods in which the milestones are achieved. Additional license fees and royalty payments will be recognized as the related sales are made and reported to the Company by Abbott.

4.   SHAREHOLDERS' EQUITY

     On February 5, 1997, the Company completed a subscription rights offering raising $5,662,180 (less offering costs of $170,597), through the sale of 849,327 common shares.

     During September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 120,000 common shares at a price of $6.25 per share. Warrants for 75,000 common shares vested and became exercisable and transferable when issued; warrants for the remaining 45,000 common shares vest ratably through September 1997 and become exercisable and transferable as vesting occurs. The estimated value of the services to be performed is $60,000 and that amount has been capitalized and is being amortized over the three year term of the agreement.

     During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred
     D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under this agreement the Company issued to the financial advisor warrants to purchase 304,169 Common Shares at a price of $1.97 per share, and the Company agreed to issue additional warrants to purchase up to an additional 608,336 Common Shares at a price equal to the greater of (a) 150% of the average market price of the CommonShares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The warrants are exercisable at the following prices: 456,252 at $1.97 per share; 76,042 at $2.41 per share;76,042 at $9.88 per share; 76,042 at $9.64 per share; 76,042 at $10.73 per share; 76,042 at $16.11 per share; and 76,042 at $14.07 per share. The total value of these warrants at the agreement date, estimated to be $300,000, was capitalized in fiscal 1996 and was amortized over the two year term of the agreement.

     During April 1998, the Company entered into a new financial advisory services agreement with Greenbelt Corp. The agreement provides for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that will be paid quarterly. The agreement will expire on March 31, 2000, but either party may terminate the agreement earlier upon 30 days prior written notice.

     During June 1994, the Board of Directors authorized management to repurchase up to 200,000 of the Company's common shares at market price at the time of purchase. As of June 30, 1998, 90,800 shares have been repurchased and retired. No shares have been repurchased since August 28, 1995.


    5.   STOCK OPTION PLAN

     The Board of Directors of the Company adopted the 1992 Stock Option Plan (the "Plan") during September 1992. The Plan was approved by the shareholders at the 1992 Annual Meeting of Shareholders on December 1, 1992. Under the Plan, as amended, the Company has reserved 1,800,000 common shares for issuance under options granted to eligible persons. No options may be granted under the Plan more than ten years after the date the Plan was adopted by the Board of Directors, and no options granted under the Plan may be exercised after the expiration of ten years from the date of grant.

     Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. During the three years ended June 30, 1998, 1997 and 1996, employees, including directors, were granted options to purchase 17,500, 123,000 and 6,000 common shares, respectively, and non-employees were granted options to purchase 14,500, 165,000 and 180,000 common shares respectively. At June 30, 1998, 619,000 shares were available for future grants under the Option Plan.

     Option activity under the Plan is as follows:

                                                                                                        Weighted
                                                                         Number of                  Average Exercise
                                                                           Shares                         Price
                                                                    ----------------------        -----------------------
Outstanding, July 1, 1995 (552,000 exercisable at a
weighted average price of $2.45)                                          675,000                        $ 2.21
Granted (weighted average fair value of $0.74 per
share)                                                                    186,000                         1.07
Exercised                                                                 171,000                         1.81
Canceled                                                                     --                            --
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1996 (537,000 exercisable at a
weighted average price of $2.26)                                          690,000                        $ 2.01


                                                                                                        Weighted
                                                                         Number of                  Average Exercise
                                                                           Shares                         Price
                                                                   ----------------------        -----------------------
Granted (weighted average fair value of $6.83 per
share)                                                                    288,000                         7.37
Exercised                                                                 138,000                         2.37
Canceled                                                                     --                             --
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1997 (678,000 exercisable at a
weighted average price of $4.22)                                          840,000                         3.78
Granted (weighted average fair value of $18.25 per
share)                                                                     32,000                        16.56
Exercised                                                                 337,500                         2.63
Canceled                                                                     --                            --
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1998 (411,500 exercisable at a                      534,500                       $ 5.28
weighted average price of $6.52)
                                                                   ----------------------        -----------------------

Additional information regarding options outstanding as of June 30, 1998 is as follows:

                                               Options Outstanding                                       Options Exercisable
                                        ------------------------------                         ------------------------------------
                                                Weighted Avg.
                                                   Remaining
      Range of              Number              Contractual Life          Weighted Avg.             Number           Weighted Avg.
  Exercise Prices         Outstanding                (yrs)                Exercise Price         Exercisable        Exercise Price
--------------------   -----------------      --------------------    --------------------     ---------------      ---------------
    $0.66-1.13              216,000                   4.15                  $1.08                  93,000               $1.02
     3.39-6.27              181,500                   2.27                   5.36                  181,500               5.36
    10.33-18.25             137,000                   3.93                  11.79                  137,000              11.79
                            534,500                                                                411,500

     As discussed in Note 1, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Options to purchase 203,500 shares were outstanding to employees at June 30, 1998. Options granted to non-employees have been recognized in the financial statements at the estimated fair value of the services or benefit provided. Options to purchase 331,000 shares were outstanding to non-employees at June 30, 1998.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 24 - 60 months following vesting; stock volatility, 83.87% in 1998, 95% in 1997, and 92% in 1996; risk free interest  rates,  5.64% in 1998,  5.96% in 1997,  and 5.75% in 1996; and no
     dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996, 1997 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $1,969,755 ($0.25 per share) in 1996, $3,983,890
     ($0.44  per  share)  in 1997 and  $3,665,915  ($0.37  per  share)  in 1998.
     However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1996, 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.


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

     The Company leases its principal office and research facilities under a two year agreement, expiring in June 1999. Rent expense totaled $62,990, $59,376, and $58,188, for each of the three years ended June 30, 1998, 1997 and 1996, respectively; and cumulatively, $289,692 for the period from inception to June 30, 1998.

     7.  INCOME TAXES

     The primary components of the net deferred tax asset as of June 30 are:


                                         1998                        1997
                                   ------------------         ------------------
Deferred Tax Asset:
NOL Carryforwards                      5,125,447                   $4,221,000
Research & Development Credits           444,398
Deferred Tax Liability:
Other, net                               327,492                   (171,000)
                                   ------------------         ------------------
                   Total               5,897,337                   4,050,000
Valuation allowance                   (5,897,337)                 (4,050,000)
                                   ------------------         ------------------
Net deferred tax asset                    -0-                         -0-
                                   ==================         ==================


     No tax benefit has been recorded through June 30, 1998 because of the net operating losses incurred and full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at June 30, 1998 and 1997 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     As of June 30, 1998,  the Company has net operating loss  carryforwards  of
     approximately   $13,800,000  for  federal  and  $6,900,000  for  state  tax purposes, which expire during fiscal years 2006 and 1998, respectively.

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

8.   RELATED PARTY TRANSACTIONS

     During the years ended June 30, 1996, 1997, and 1998, $36,000,  $33,500 and
     $15,649 in fees for consulting services was paid to a member of the Board of Directors.


9.   QUARTERLY RESULTS (UNAUDITED)

     Summarized results of operations for each quarter of fiscal 1998 and 1997 are as follows:


                                    First            Second            Third           Fourth            Total
         1998                       Quarter         Quarter            Quarter         Quarter            Year
         ----                       -------         -------            -------         -------            ----
         Revenue                    $125,000        $525,000          $125,000         $375,000       $1,150,000
         Net loss                   $982,621        $637,177        $1,071,538         $762,010       $3,453,346
         Net loss per share          $ .10            $ .06              $ .11          $ .08           $ .35

         1997

         Revenue                                                                         $62,500          $62,500
         Net loss                   $718,356         $754,487          $520,282       $1,101,085       $3,094,210
         Net loss per share         $ .09             $ .09            $ .06            $ .12           $ .35



Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors and Executive Officers

         The names and ages of the directors and executive officers of the Company are as follows:

         Paul Segall, Ph.D., 56, is the Chairman and Chief Executive Officer and has served as a director of the Company since 1990. He was a research scientist for Cryomedical Sciences, Inc. ("CMSI") and a member of its Board of Directors from 1987 to December 1990, serving as Director of Research and Vice President of Research for CMSI, from April 1988 until 1989. Dr. Segall received a Ph.D. in Physiology from the University of California at Berkeley in 1977.

         Ronald S. Barkin, 52, became President of BioTime during October, 1997, after serving as Executive Vice President since April 1997. Mr. Barkin has been a director of the Company since 1990. Before becoming an executive officer of the Company, Mr. Barkin practiced civil and corporate law for more than 25 years after getting a J.D. from Boalt Hall, University of California at Berkeley.

         Victoria Bellport, 33, is the Chief Financial Officer and Vice President and has been a director of the Company since 1990. Ms. Bellport received a B.A. in Biochemistry from the University of California at Berkeley in 1988.

         Hal Sternberg, Ph.D., 45, is the Vice President of Research and has been a director of the Company since 1990. He was a research scientist for CMSI from 1987 to December 1990, serving as Vice President of Biochemistry for CMSI from November 1987 to 1989. Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer's Disease. Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.

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

         Judith Segall, 45, is the Vice President of Technology and Secretary, and has been a director of the Company from 1990 through 1994, and from 1995 through the present date. She performed services on a contract basis as a biochemist for CMSI during 1989, until the formation of BioTime. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

         Jeffrey B. Nickel, Ph.D., 54, joined the Board of Directors of the Company during March 1997. Dr. Nickel is the President of Nickel Consulting through which he has served as a consultant to companies in the pharmaceutical and biotechnology industries since 1990. Prior to starting his consulting business, Dr. Nickel served in a number of management positions for Syntex
Corporation and Merck & Company. Dr. Nickel received his Ph.D. in Organic Chemistry from Rutgers University in 1970.

         Milton H. Dresner, 72, joined the Board of Directors of the Company during February 1998. Mr. Dresner is Co-Chairman of the Highland Companies, a diversified organization engaged in the development and ownership of residential and industrial real estate. Mr. Dresner serves as a director of Avatar Holdings, Inc., a real estate development company, Hudson General Corporation, an aviation services company, and Childtime Learning Centers, Inc. a child care and pre-school education services company.

Executive Officers

         Paul Segall, Ronald S. Barkin, Victoria Bellport, Hal Sternberg, Harold Waitz and Judith Segall are the only executive officers of BioTime.

         There are no family relationships among the directors or officers of the Company, except that Paul Segall and Judith Segall are husband and wife.

Directors' Meetings, Compensation and Committees of the Board

         The Board of Directors has an Audit Committee, the members of which are Jeffrey Nickel and Milton Dresner. The purpose of the Audit Committee is to recommend the engagement of the corporation's independent auditors and to review their performance, the plan, scope and results of the audit, and the fees paid to the corporation's independent auditors. The Audit Committee also will review the Company's accounting and financial reporting procedures and controls and all transactions between the Company and its officers, directors, and shareholders who beneficially own 5% or more of the Common Shares.

         The Company does not have a standing Nominating Committee. Nominees to the Board of Directors are selected by the entire Board.

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

          During the fiscal year ended June 30, 1998, the Board of Directors met twelve times. No director attended fewer than 75% of the meetings of the Board or any committee on which they served.

          Directors of the Company who are not employees receive an annual fee of $20,000, which may be paid in cash or in Common Shares, at the election of the director. Directors of the Company and members of committees of the Board of Directors who are employees of the Company are not compensated for serving as directors or attending meetings of the Board or committees of the Board.
Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board. Directors who are employees of the Company are also entitled to receive compensation in such capacity.

Executive Compensation

          The Company has entered into five-year employment agreements (the "Employment Agreements") with Paul Segall, the Chairman and Chief Executive Officer; Victoria Bellport, the Chief Financial Officer; Judith Segall, Vice President of Technology and Corporate Secretary; Hal Sternberg, Vice President of Research; and Harold Waitz, Vice President of Engineering. The Employment Agreements will expire on December 31, 2000 but may terminate prior to the end of the term if the employee (1) dies, (2) leaves the Company, (3) becomes disabled for a period of 90 days in any 150 day period, or (4) is discharged by the Board of Directors for failure to carry out the reasonable policies of the Board, persistent absenteeism, or a material breach of a covenant. Under the Employment Agreement, the executive officers are presently receiving an annual salary of $99,000, and will receive a one-time cash bonus of $25,000 if the Company receives at least $1,000,000 of equity financing from a pharmaceutical company. Each executive officer will be entitled to seek a modification of his or her Employment Agreement before the expiration of the five year term if the market value of the Company's outstanding capital stock exceeds $75,000,000.

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

         The Company also entered into a similar employment agreement with Ronald S. Barkin, which commenced on April 1, 1997 and expires on March 31, 2002

          Each executive officer has also executed an Intellectual Property Agreement which provides that the Company is the owner of all inventions developed by the executive officer during the course of his or her employment.

Insider Participation in Compensation Decisions

         The Board of Directors does not have a standing Compensation Committee. Instead, the Board of Directors as a whole approves all executive compensation. All of the executive officers of the Company serve on the Board of Directors but do not vote on matters pertaining to their own personal compensation. Paul Segall and Judith Segall do not vote on matters pertaining to each other's compensation.

Board of Directors Report on Executive Compensation

         The compensation policies implemented by the Board of Directors have been influenced by the need to attract and retain executives with the scientific and management expertise to conduct the Company's product development program in a highly competitive industry dominated by larger, more highly capitalized companies. Executive compensation is also influenced by the cost of living in the San Francisco Bay Area. Executive compensation may be composed of three major components: (i) base salary; (ii) annual variable performance awards payable in cash and tied to the Company's attainment of corporate objectives and the officer's achievement of personal goals; and (iii) long-term stock-based incentive awards (stock options) designed to strengthen the mutuality of interests between the executive officers and the Company's shareholders.

         The Company entered into five-year employment agreements with each of its executive officers in order to assure that their services would continue to be available at a pre-determined base salary during a critical period in the development of the Company's products and technology. The base salaries fixed by the employment agreements are at or below median salaries for small to medium market capitalization biotechnology and drug development companies in the same geographic area as the Company.

         An annual bonus may be earned by each executive officer based upon the achievement of personal and Company performance goals. Because the Company is in the development stage, the use of performance milestones based upon profit levels and return on equity as the basis for such incentive compensation was not considered appropriate. Instead, the incentive awards have been tied to the achievement of personal and corporate performance targets. The Company performance goals vary from year to year according to the stage of the Company's operations. Important milestones that have been considered by the Board of Directors in determining incentive bonuses have been (i) procurement of additional capital, (ii) licensing Company products, (iii) completing specified research and development goals, and (iv) achievement of certain organizational goals. Personal goals are related to the functional responsibility of each executive officer. The Board of Directors as a whole determines whether or not each Company performance goal has been achieved. During the year ended June 30, 1998, the Board of Directors awarded cash bonuses to certain executive officers, including the Chief Executive Officer, as reflected in table shown below. In determining to award cash bonuses, the Board of Directors considered a number of factors, including, the executive officer's contribution to the Company's achievement of key milestones, especially the completion of its Phase III clinical trials, establishing investment banking relationships, and improving shareholder relations and communications. Other significant factors considered were the executive officer's base salary and years of employment, the compensation being paid to executive officers of biotechnology and drug development companies in the San Francisco Bay Area, whether the executive officer was awarded any stock options as a long-term incentive, and the financial condition of the Company at the time the bonuses were awarded.

         The Company did not grant any stock options to its executive officers during the fiscal year ending June 30, 1998.

          The following table summarizes certain information concerning the compensation paid to the Company's five most highly compensated executive officers during the last three fiscal years.

                                            SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                Long-Term Compensation
                                                     -------------------                ----------------------
Name and Principal Position                 Year     Salary($)         Bonus            Stock Options (Shares)
---------------------------                 ----     ---------         -----            ----------------------
Paul Segall                                 1998     $95,500           $50,000                   __
   Chairman and Chief Executive Officer     1997     $90,583            __                       __
                                            1996     $76,041            __                       __

Hal Sternberg                               1998     $95,500           $25,000                   __
   Vice President of Research               1997     $90,583           $25,000                   __
                                            1996     $76,041            __                       __

Harold Waitz                                1998     $95,500           __                        __
   Vice President of Engineering            1997     $90,583           $50,000                   __
                                            1996     $76,041           __                        __
Victoria Bellport
   Vice President and                       1998     $95,500           $25,000                   __
    Chief Financial Officer                 1997     $90,583           $25,000                   __
                                            1996     $76,041            __                       __

Judith Segall                               1998     $95,500           $25,000                   __
   Vice President and Corporate Secretary   1997     $90,583           $25,000                   __
                                            1996     $76,041            __                       __

Stock Options

         The following table provides information with respect to the Company's five most highly compensated executive officers, concerning the exercise of options during the last fiscal year and unexercised options held as of June 30, 1998

                Aggregated Options Exercised in Last Fiscal Year,
                        and Fiscal Year-End Option Values


                        Number of                                  Number of                       Value of Unexercised
                         Shares                             Unexercised Options at                In-the-Money Options at
                        Acquired        Value                  June 30, 1998                          June 30, 1998
                           on         Realized          ---------------------------           ---------------------------
Name                    Exercise       ($)(1)           Exercisable   Unexercisable           Exercisable   Unexercisable
----                   ----------     --------          -----------   -------------           -----------   -------------
Paul Segall              63,000        500,850               0              0                      0              0
Ronald S. Barkin            0            --                  0              0                      0              0
Hal Sternberg            63,000        500,850               0              0                      0              0
Harold Waitz             63,000        500,850               0              0                      0              0
Victoria Bellport           0            --                  0              0                      0              0
Judith Segall               0            --                  0              0                      0              0

(1)   Based on the average of the high and low bid prices of a Common Share as reported on Nasdaq on the date the options were exercised.

Certain Relationships and Related Transactions

       During the twelve months ended June 30, 1998 $15,649 in fees for consulting services was paid to Jeffrey B. Nickel, a member of the Board of Directors.

      During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein. Under this agreement the Company issued to the financial advisor warrants to purchase 304,168 Common Shares at a price of $1.97 per share (as adjusted to reflect payment of a stock dividend during October
1997), and the Company agreed to issue additional warrants to purchase up to an additional 608,336 Common Shares at a price equal to the greater of (a) 150% of the average market price of the CommonShares during the three months prior to issuance and (b) $2 per share (as adjusted for the Company's subscription rights distribution during January 1997, and payment of a stock dividend during October
1997). The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The warrants are exercisable at the following prices: 456,252 at $1.97 per share; 76,042 at $2.41 per share;76,042 at $9.88 per share; 76,042 at $9.64 per share;
76,042 at $10.73 per share; 76,042 at $16.11 per share; and 76,042 at $14.07 per share.

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

      During April 1998, the Company entered into an new financial advisory services agreement with Greenbelt Corp. The new agreement provides for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that will be paid quarterly. The agreement will expire on March 31, 2000, but either party may terminate the agreement earlier upon 30 days prior written notice.

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

Comparison of Shareholder Return

      The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment of dividends) of the Company's Common Shares with the cumulative total returns of the Nasdaq Stock Market Index, the BioCentury 100 Stock Index, and the Hambrecht & Quist Biotechnology Index. The BioCentury 100 Stock Index includes many companies in an early stage of development that have a market capitalization similar to BioTime's. The graph covers the period from July 1, 1993, the first day of the Company's fifth preceding fiscal year, through the fiscal year ended June 30, 1998.

      The graph assumes that $100 was invested on July 1, 1993 in the Company's Common Shares and in each index and that all dividends were reinvested. No cash dividends have been declared on the Company's Common Shares.

Measurement Period         BioTime      BioCentury   H&Q BioTech       NASDAQ
(Fiscal Year Covered)      Shares          100          Index         US Index
---------------------      ------          ---          -----         --------

 July 1, 1993              100.00        100.00        100.00          100.00
 June 30, 1994              30.49         91.96         95.57          100.96
 June 30, 1995              17.07        121.95        129.06          134.77
 June 30, 1996             221.95        178.93        167.86          173.03
 June 30, 1997             321.95        189.34        175.18          210.38
 June 30, 1998             183.11        202.47        187.97          277.69

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of September 22, 1998 concerning beneficial ownership of Common Shares by each shareholder known by the Company to be the beneficial owner of 5% or more of the Company's Common Shares, and the Company's executive officers and directors. Information concerning certain beneficial owners of more than 5% of the Common Shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

                                        Number of         Percent of
                                         Shares              Total
                                        ---------         ----------
Alfred D. Kingsley (1)                  1,305,055            11.9%
Gary K. Duberstein
Greenbelt Corp.
Greenway Partners, L.P.
Greenhouse Partners, L.P.
  277 Park Avenue, 27th Floor
  New York, New York 10017

Paul and Judith Segall (2)               709,914              7.1

Harold D. Waitz (3)                      499,207              5.0

Hal Sternberg                            478,137              4.8

Victoria Bellport                        196,170              2.0

Ronald S. Barkin (4)                     190,011              1.9

Jeffrey B. Nickel (5)                    15,000                *

Milton H. Dresner (6)                    11,000                *

All officers and directors
as a group (8 persons)(4)(5)(6)         2,089,439            20.6%
---------------------------

*        Less than 1%

(1) Includes 912,505 Common Shares issuable upon the exercise of certain warrants owned beneficially by Greenbelt Corp and 54,300 Common Shares owned by Greenbelt Corp. Mr. Kingsley and Mr. Duberstein may be deemed to beneficially own the warrant shares that Greenbelt Corp. beneficially owns. Includes 82,500 Common Shares owned by Greenway Partners, L.P. Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P. and Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P. Greenhouse Partners, L.P., Mr. Kingsley and Mr. Duberstein may be deemed to beneficially own the Common Shares that Greenway Partners, L.P. beneficially owns. Includes 245,850 Common Shares owned solely by Mr. Kingsley, as to which Mr. Duberstein disclaims beneficial ownership. Includes 9,900 Common Shares owned solely by Mr. Duberstein, as to which Mr. Kingsley disclaims beneficial ownership.

(2) Includes 517,377 shares held of record by Paul Segall and 192,537 shares held of record by Judith Segall.

(3)  Includes 2,000 shares held for the benefit of Dr. Waitz's minor children.

(4) Includes 135,000 Common Shares issuable upon the exercise of certain options.

(5)  Includes 5,000 Common Shares issuable upon the exercise of certain options.

(6) Includes 500 Common Shares that Mr. Dresner may acquire in lieu of cash director's fees during the next sixty days.





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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended June 30, 1998, except that Milton H. Dresner filed a Form 5 disclosing two acquisitions of Common Shares that should have been reported on a Form 4 for the month of May 1998.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             33

Balance Sheet at June 30, 1998 and 1997                                  34

Statements of  Operations  for each of
the three years in the period ending June
30, 1998, and for the period from
November 30, 1990 (inception) to June 30, 1998                           35

Statements of Shareholders' Equity for the period
from November 30, 1990 (inception) to June 30, 1998                     36-37

Statements of Cash Flows for each of the three years
in the period  ending June 30, 1998, and for the
period from November 30, 1990 (inception) to June 30, 1998              38-39

Notes to Financial Statements                                           40-48

(a-3) Exhibits.

Exhibit
Numbers           Description
-------           -----------
 3.1    Articles of Incorporation, as Amended.**

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

10.14   1992 Stock Option Plan, as amended.##

10.15 Employment Agreement dated April 1, 1997 between the Company and Ronald S. Barkin.^

10.16  Intellectual Property Agreement between the Company and
       Ronald S. Barkin.^

23.1   Consent of Deloitte & Touche LLP**

25     Financial Data Schedule**


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

## Incorporated by reference to Registration Statement on Form S-8, File Number 333-30603 filed with the Securities and Exchange Commission on July 2, 1997.

** Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 1998.

                                  BIOTIME, INC.


                                  By:/s/ Paul E. Segall
                                     ----------------------------
                                     Paul E. Segall, Ph.D.
                                     Chairman and Chief Executive
                                     Officer (Principal executive
                                     officer)


         Signature                          Title                                       Date
         ---------                          -----                                       ----
/s/Paul E. Segall
----------------------
Paul E. Segall, Ph.D.               Chairman, Chief Executive Officer and               September 28, 1998
                                    Director (Principal Executive Officer)

/s/Ronald S. Barkin
-----------------------
Ronald S. Barkin                    President and Director                              September 28, 1998

/s/Harold D. Waitz
------------------------
Harold D. Waitz, Ph.D.              Vice President and Director                         September 28, 1998

Hal Sternberg
------------------------
Hal Sternberg, Ph.D.                Vice President and Director                         September 28, 1998

Victoria Bellport
------------------------
Victoria Bellport                   Chief Financial Officer and                         September 28, 1998
                                    Director (Principal Financial and
                                    Accounting Officer)
/s/Judith Segall
------------------------
Judith Segall                       Vice President, Corporate Secretary                 September 28, 1998
                                    and Director
/s/Jeffrey B. Nickel
------------------------
Jeffrey B. Nickel                   Director                                            September 28, 1998

/s/Milton H. Dresner
------------------------
Milton H. Dresner                   Director                                            September 28, 1998