Form 10-Q
period 1998-09-30
BIOTIME INC
filed 1998-11-16
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

           9 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ______________________

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,032,579 common shares, no par value, as of November 12, 1998.

                                            PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

                                                    BIOTIME, INC,
                                            (A Development Stage Company)
                                                   BALANCE SHEETS
                                                     (Unaudited)


                                                                                  September 30,         June 30,
      ASSETS                                                                           1998               1998
                                                                                  ---------------     -------------
CURRENT ASSETS
Cash and cash equivalents                                                           $  3,303,000        $ 4,105,781
Prepaid expenses and other current assets                                                207,111            245,912
                                                                                  ---------------     -------------
Total current assets                                                                   3,510,111          4,351,693

EQUIPMENT, Net of accumulated depreciation of $203,575 and $188,526                      176,914            190,665
OTHER ASSETS                                                                              77,700             99,422
                                                                                  ---------------     --------------
TOTAL ASSETS                                                                        $  3,764,725        $ 4,641,780


      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                    $    137,327        $   189,530
Deferred revenue - current portion                                                       312,500            437,500
                                                                                  ---------------     --------------
Total current liabilities                                                                449,827            627,030


COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 10,026,579 and 9,947,579                                             18,995,526         18,557,636
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                        (15,774,600)        (14,636,858)
                                                                                  ---------------     --------------
Total shareholders' equity                                                             3,314,898          4,014,750
                                                                                  ---------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  3,764,725        $ 4,641,780

See notes to financial statements.

                                                     BIOTIME, INC.
                                             (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                        Three Months Ended                Period from Inception
                                                           September 30,                   (November 30, 1990)
                                                      1998              1997              to September 30, 1998
                                                 -------------     ------------           ----------------------
REVENUE:
License fee                                       $  125,000        $  125,000                  $   1,337,500
                                                 -------------     ------------           ----------------------

EXPENSES:
Research and development                          $ (930,418)       $ (678,272)                 $ (10,888,546)
General and administrative                          (380,453)         (505,494)                    (7,460,086)
                                                 -------------     ------------           ----------------------
Total expenses                                    (1,310,871)       (1,183,766)                   (18,348,632)


INTEREST AND OTHER INCOME                              48,129           76,145                      1,261,363
                                                 -------------     ------------           ----------------------

NET LOSS                                          $(1,137,742)      $ (982,621)                 $ (15,749,769)
                                                 =============     ============           =====================

BASIC AND DILUTED LOSS PER SHARE                  $     ( .11)      $    ( .10)
                                                 =============     ============
COMMON AND EQUIVALENT SHARES USED IN
COMPUTING PER SHARE AMOUNTS:

BASIC AND DILUTED                                   9,985,525         9,640,394
                                                 =============     ============

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

See notes to condensed financial statements.                                                               (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Series A Convertible
                                             Preferred Shares          Common Shares                               Deficit
                                           ---------------------   -----------------------                        Accumulated
                                           Number of                Number                   Contributed            During
                                            Shares      Amount     of Shares      Amount       Capital         Development Stage
                                           ---------   ---------   ---------    ----------   -----------       ------------------

 Common shares issued for
 cash (exercise of options and warrants)                             496,521     1,162,370
 Common shares issued for cash
 (lapse of recision)                                                 112,176        67,300
 Common shares repurchased
 with cash                                                           (18,600)      (12,693)
 Common shares warrants and options
 granted for services                                                  --          356,000
NET LOSS                                                                                                           (1,965,335)
                                           ---------  ---------    ----------   ----------   ---------           -------------
BALANCE AT JUNE 30, 1996                      --      $  --        8,269,563   $10,834,575   $  93,972           $ (8,089,302)
 Common shares issued for cash less
 offering costs of $170,597                                          849,327     5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                  490,689     1,194,488
 Common shares warrants and options
 granted for service                                                    --         105,000
NET LOSS                                                                                                           (3,094,210)
                                           ---------  ---------    ----------   ----------    ---------          -------------
BALANCE AT JUNE 30, 1997                      --      $  --        9,609,579   $17,625,646    $ 93,972           $(11,183,512)
Common Shares issued for cash
(exercise of options)                                                337,500       887,130
Common shares warrants and options
granted for service                                                                 38,050
Common shares issued for services
                                                                         500         6,250
NET LOSS                                                                                                            (3,453,346)
                                          ---------  ---------     ----------   -----------     --------          -------------
BALANCE AT JUNE 30, 1998                    --       $   --         9,935,579   $18,534,076     $ 93,972          $(14,636,858)
Common Shares issued for cash
(exercise of options)-unaudited                                        78,500       375,390
Common shares warrants and options
granted for service-unaudited                                                        50,000
Common shares issued for
services-unaudited
                                                                        1,000        12,500
NET LOSS                                                                                                            (3,453,346)
                                          ---------  ---------     ----------   -----------     --------          -------------
BALANCE AT SEPTEMBER 30, 1998-unaudited     --       $   --        10,026,579   $18,995,526     $ 93,972          $(15,774,600)

See Notes to financial statements.                                                                                  (Concluded)

                                  BIOTIME, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 Three Months Ended            Period from Inception
                                                                    September 30,                 (November 30,1990)
                                                             1998                  1997           September 30, 1998
                                                         -------------          ------------  ----------------------
  OPERATING ACTIVITIES:
  Net loss                                               $ (1,137,742)          $ (982,621)            (15,749,769)

  Adjustments to reconcile net loss to net cash used in operating activities:

  Deferred Revenue                                          (125,000)             (125,000)               (687,500)
  Depreciation                                                15,049                11,112                 203,574
  Cost of Services - options and warrants                     67,500                12,525                 550,756
  Supply Reserves                                                 --                50,000                 200,000
   Changes in operating assets and liabilities:
     Research and development supplies on hand                    --                    --                (200,000)
     Prepaid expenses and other current
     assets                                                    33,801               159,441               (159,864)
     Other assets                                              21,722                 5,000                (77,700)
     Accounts payable                                         (52,203)              (70,878)               137,327
     Accrued compensation                                         --                (50,000)                    --
     Deferred revenue                                             --                    --               1,000,000
                                                         -------------          ------------          ------------

  Net cash used in operating activities                    (1,176,873)             (990,421)           (14,783,176)
                                                         -------------          ------------          -------------

  INVESTING ACTIVITIES:
  Sale of investments                                              --                    --                197,400
  Purchase of short-term investments                               --                    --             (9,946,203)
  Redemption of short-term investments                             --                    --              9,934,000
  Purchase of equipment and furniture                          (1,298)              (31,062)              (364,063)
                                                         -------------          ------------          -------------
  Net cash used in investing activities                        (1,298)              (31,062)              (178,866)

  FINANCING ACTIVITIES:
  Issuance of preferred shares for cash                            --                    --                600,000
  Preferred shares placement costs                                 --                    --               (125,700)
  Issuance of common shares for cash                               --                    --             16,373,106
  Common shares placement costs                                    --                    --             (2,052,296)
  Net proceeds from exercise of common share
  options and warrants                                        375,390               580,840              3,619,938
  Contributed capital - cash                                       --                    --                 77,547
  Dividends paid on preferred shares                               --                    --                (24,831)
  Repurchase Common Shares                                         --                    --               (202,722)
                                                         -------------          ------------          -------------
  Net cash provided by (used in) financing
  activities                                                  375,390               580,840              18,265,042
                                                         -------------          ------------          -------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (802,781)             (440,643)              3,303,000
                                                         -------------          ------------          -------------

  CASH AND CASH EQUIVALENTS:
  At beginning of period                                    4,105,781             7,811,634                      --
                                                         -------------          ------------          --------------
  At end of period                                         $3,303,000            $7,370,991             $ 3,303,000
                                                         =============          ============          ==============

See notes to financial statements.                                                               (Continued)

                                                        BIOTIME, INC.
                                                (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                Three Months Ended             Period from Inception
                                                                    September 30,                 (November 30,1990)
                                                             1998                  1997           September 30, 1998
                                                         -------------          ------------  ----------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:

Receipt of contributed equipment                                                                  $  16,425

Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical                                                                     $ 197,400
  Sciences, Inc. in a stock-for-stock
  transaction

Granting of options and warrants for services             $ 50,000                                $ 567,050

Issuance of common shares in exchange for services          12,500                                $  18,750

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

     The balance sheet as of September 30, 1998, the statements of operations for the three months ended September 30, 1998 and 1997 and the period from inception (November 30, 1990) to September 30, 1998, the statement of shareholders= equity for the three month period ended September 30, 1998 and 1997 and the statements of cash flows for the three month period ended September 30, 1998 and 1997 and the period from inception (November 30, 1990) to September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders= equity and cash flows at September 30, 1998 and for all periods presented have been made. The balance sheet as of June 30, 1998 is derived from the Company=s audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company=s Form 10-K for the year ended June 30, 1998.

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

     The Company=s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of the Company=s products; the Company=s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for any Company products that are ultimately sold; the Company=s ability to obtain additional financing and the terms of any such financing that may be obtained; the Company=s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company=s products; and the availability of reimbursement for the cost of the Company=s products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

     Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $15,749,769 from inception to September 30, 1998. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of sales adequate to support the Company's cost structure.

     Comprehensive Income - On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, AReporting Comprehensive Income,@ which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended September 30, 1998 and 1997, comprehensive income was the same as net income attributable to common shareholders.

     Change in Fiscal Year End - The Company has determined to change its fiscal year end from June 30 to December 31. Due to the change in fiscal year, the Company will file an annual report on Form 10-K for the year (six months) ending December 31, 1998.


2.       RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ADisclosures about Segments of an Enterprise and Related Information,@ which establishes annual and interim reporting standards for an enterprise=s operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet determined its reporting segments.
     Adoption of this statement will not impact the Company=s financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company will adopt this statement in its financial statements for the period ending December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company=s financial position, results of operations or cash flows. The Company will adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending December 31, 1999.

3.       PER SHARE INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 128, AEarnings per Share@ (SFAS 128) in the second quarter of fiscal 1997 and has restated earnings per share (EPS) data for prior periods to conform with current presentation.

     SFAS 128 requires a dual  presentation  of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from securities and other contracts, which are exercisable or convertible into common shares. As a result of operating losses, there is no difference between the basic and diluted calculations of EPS.

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

     During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred
     D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under this agreement the Company issued to the financial advisor warrants to purchase 304,169 Common Shares at a price of $1.97 per share, and the Company agreed to issue additional warrants to purchase up to an additional 608,336 Common Shares at a price equal to the greater of (a) 150% of the average market price of the Common Shares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The warrants are exercisable at the following prices: 456,252 at $1.97 per share; 76,042 at $2.41 per share;76,042 at $9.88 per share; 76,042 at $9.64 per share; 76,042 at $10.73 per share; 76,042 at $16.11 per share; and 76,042 at $14.07 per share. The total value of these warrants at the agreement date, estimated to be $300,000, was capitalized in fiscal 1996 and was amortized over the two year term of the agreement.

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

     Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. During the quarter ended September 30, 1998, options to purchase a total of 20,000 common shares were issued to a consultant at a price of $7.25 per share. The estimated fair value of the services totaled $50,000 and was recognized in the period. At September 30, 1998, 599,000 shares were available for future grants under the Option Plan; and options to purchase 476,500 shares have been granted and were outstanding at exercise prices ranging from $0.66 to $18.25.


5.        LICENSE AGREEMENT

     In April 1997, BioTime and Abbott Laboratories (AAbbott@) entered into an Exclusive License Agreement (the ALicense Agreement@) under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime=s proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

     Under the License Agreement, Abbott has agreed to pay the Company up to $40,000,000 in license fees; of which $1,650,000 was paid as of September 30, 1998, and an additional $850,000 will become payable upon achievement of specific milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

     In addition to the license fees, Abbott will pay the Company a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott=s obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

     Abbott has agreed that the Company may convert Abbott=s exclusive license to a non-exclusive license or may terminate the license outright if certain minimum sales and royalty payments are not met. In order to terminate the license outright, BioTime would pay a termination fee in an amount ranging from the milestone payments made by Abbott to an amount equal to three times prior year net sales, depending upon when termination occurs. Abbott=s exclusive license also may terminate, without the payment of termination fees by the Company, if Abbott fails to market Hextend. Management believes that the probability of payments of any termination fee by the Company is remote.

     The Company has deferred recognition of $312,500 of the license fee revenue received for signing the License Agreement. The Company will recognize the deferred revenues through June, 1999. Additional milestone payments may be earned when the Company=s New Drug Application is approved and when sales of Hextend commence. These milestone payments will be recognized during the periods in which the milestones are achieved. Additional license fees and royalty payments will be recognized as the related sales are made and reported to the Company by Abbott.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of September 30, 1998 the Company had incurred a cumulative net loss of $15,749,769. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. Based upon discussions with the Canadian Bureau of Pharmaceutical Assessment, the Company plans to file for Canadian market approval based upon the results of its United States clinical trials. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition procedure. The Company plans to determine whether one or more member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

Year 2000 Considerations

         The Company has reviewed its internal computer and software systems and has determined that it is highly unlikely that any of those systems will be adversely affected by problems associated with the year 2000. Accordingly, the Company does not expect to incur any material expense in bringing its computer systems into year 2000 compliance. The so-called "year 2000 problems" may arise if computer programs do not properly recognize years that begin with "20" instead of "19." If not corrected, computer applications that are affected by they year 2000 problem could fail or create erroneous results.

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


Results of Operations


         From inception (November 30, 1990) through September 30, 1998, the Company generated $2,598,863 of revenue, comprised of $1,337,500 in license fee income, and $1,261,363 in interest and other income. The Company recognized
$125,000 of such revenue during the three months ended September 30, 1998. The remaining $312,500 of revenue will be recognized through June, 1999. (See Note 5 to the accompanying financial statements). Interest and other income decreased to $48,129 for the period ended September 30, 1998 from $76,145 for the period ended September 30, 1997. The decrease in interest and other income is attributable to the decrease in cash and cash equivalents.

         From inception (November 30, 1990) through September 30, 1998, the Company incurred $10,888,546 of research and development expenses, including salaries, supplies and other expense items. Research and development expenses were $930,418 for the three months ended September 30, 1998, compared to $678,272 for the three months ended September 30, 1997. The increase in research and development expenses is attributable to an increase in the development and testing of PentaLyte, the Company=s second product. It is expected that research and development expenses will increase as the Company continues clinical testing of Hextend and commences clinical studies of other products.

         From inception (November 30, 1990) through September 30, 1998, the Company incurred $7,460,086 of general and administrative expenses. General and administrative expenses decreased to $380,453 for the three months ended September 30, 1998, from $505,494 for the three months ended September 30, 1997. This decrease is attributable to a decrease in personnel costs primarily related to bonuses accrued in the quarter ended September 30, 1997.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at September 30, 1998, the Company had cash and cash equivalents of $3,300,000. Management believes that additional funds will be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through royalties and licensing fees from
Abbott, from licensing fees from other pharmaceutical companies, and/or additional sales of equity or debt securities. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

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

         Statements contained in this report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. See Note 1 to Financial Statements and the "Risk Factors" discussed in the Company=s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company did not hold any market risk sensitive instruments as of September 30, 1998.

                                             PART II - OTHER INFORMATION

Item 5. Other Information


The Company has determined to change its fiscal year end from June 30 to December 31. The change will take effect on December 31, 1998. Due to the change in the fiscal year, the Company will file an annual report on Form 10-K for the year (six months) ending December 31, 1998.


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits.

Exhibit
Numbers                       Description
-------                       -----------

 3.1     Articles of Incorporation, as Amended.^^

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

^^ Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1998.

** Filed herewith.



(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BIOTIME, INC.


                                                /s/Ronald S. Barkin
Date: November 13, 1998                         -------------------
                                                   Ronald S. Barkin
                                                   President


                                                /s/Victoria Bellport
Date: November 13, 1998                         ----------------------
                                                   Victoria Bellport
                                                   Chief Financial Officer