Form 10-K405
period 1998-12-31
BIOTIME INC
filed 1999-03-31
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

           X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 1, 1998 to December 31, 1998

                         Commission file number 1-12830

                                  BioTime, Inc.
             (Exact name of registrant as specified in its charter)

             California                                 94-3127919
     (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification No.)

    935 Pardee Street, Berkeley, California              94710
    Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (510) 845-9535

                    Securities registered pursuant to Section
12(g) of the Act:

                           Common Shares, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant was $ 124,860,000 as of March 24, 1999. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
                                   10,804,733
           (Number of Common Shares outstanding as of March 24, 1999)
                       Documents Incorporated by Reference
                                      None

                                     PART I

         Statements made in this Form 10-K that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as "expects," "may," "will," "anticipates,""intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. See "Risk Factors" and Note 1 to Financial Statements.

Item 1.  Description of Business

Overview

         BioTime, Inc. (the "Company" or "BioTime") is a development stage company engaged in the research and development of synthetic solutions that can be used as blood plasma volume expanders, blood replacement solutions during hypothermic (low temperature) surgery, and organ preservation solutions. Plasma volume expanders are used to treat blood loss in surgical or trauma patients until blood loss becomes so severe that a transfusion of packed red blood cells or other blood products is required. The Company is also developing a specially formulated hypothermic blood substitute solution that would have a similar function and would be used for the replacement of very large volumes of a patient's blood during cardiac surgery, neurosurgery and other surgeries that involve lowering the patient's body temperature to hypothermic levels.

         The Company's first three blood volume replacement products, Hextend,(R) PentaLyte,(R) and HetaCool,TM have been formulated to maintain the patient's tissue and organ function by sustaining the patient's fluid volume and physiological balance. Various colloid and crystalloid products are being marketed by other companies for use in maintaining patient fluid volume in surgery and trauma care, but the use of those solutions can contribute to patient morbidity, including conditions such as hypovolemia, edema, impaired blood clotting, acidosis, and other biochemical imbalances. Hextend, PentaLyte, and HetaCool contain constituents that may prevent or reduce the physiological imbalances that can cause those problems. The Company's products do not contain albumin. Albumin produced from human plasma is also currently used as a plasma expander, but it is expensive and subject to supply shortages, and a recent FDA warning has cautioned physicians about the risk of administering albumin to seriously ill patients.

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

         The Company has submitted a New Drug Application ("NDA") to the United States Food and Drug Administration ("FDA"), seeking approval to market Hextend in the United States. The FDA has completed its review of the NDA and during November 1998 BioTime received an action letter from them requesting several clarifications. BioTime has responded to the FDA's request and is presently awaiting their approval.

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

         BioTime and Abbott Laboratories ("Abbott") have entered into a License Agreement under which BioTime granted to Abbott an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery, or the replacement of substantially all of a patient's circulating blood volume. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries.

         Under the License Agreement, Abbott has agreed to pay BioTime up to $40,000,000 in license fees based upon product sales and the achievement of certain milestones. So far, the Company has received $1,650,000 of license fee milestone payments. In addition to the license fees, Abbott will pay BioTime a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of total annual net sales, up to a maximum annual royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis so that once the highest royalty rate for a year is determined, that rate will be paid with respect to all sales for that year. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. Based upon discussions with the Canadian Bureau of Pharmaceutical Assessment, the Company plans to file for Canadian market approval based upon the results of its United States clinical trials. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition procedure. The Company has determined that several member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

         The Company is conducting a pilot study of the use of Hextend to treat hypovolemia in geriatric patients undergoing high blood loss surgery. This new clinical trial will be a double blind study designed to compare Hextend with a hetastarch in saline solution and is intended to confirm and expand upon the results of the United States Phase III trials. This pilot study may be used to design larger scale trials that may be needed to obtain regulatory approval in Western Europe. Approximately 60 patients 65 years of age or older will be studied. The geriatric population generally experiences a higher degree of inter-operative and post-operative mortality and morbidity than younger patients undergoing similar major surgery. The Company believes that in a study involving geriatric patients the advantages of Hextend will most clearly and consistently be seen. The trial is being conducted at the Middlesex and Royal Free Hospitals of the University College London Hospitals in London, England.

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

Hextend, PentaLyte and HetaCool

         The Company's first three blood volume replacement products, Hextend, PentaLyte, and HetaCool, have been formulated to maintain the patient's tissue and organ function by sustaining the patient's fluid volume and physiological balance. Hextend, PentaLyte, and HetaCool, are composed of a hydroxyethyl starch, electrolytes, sugar and a buffer in an aqueous base. Hextend and HetaCool use a high molecular weight hydroxyethyl starch (hetastarch) whereas PentaLyte uses a low molecular weight hydroxyethyl starch (pentastarch). The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend and HetaCool the products of choice when a larger volume of plasma expander or blood replacement solution for low temperature surgery is needed or where the patient's ability to restore his own blood proteins after surgery is compromised. PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and HetaCool and might be used when less plasma expander is needed or where the patient is more capable of quickly restoring lost blood proteins. The Company recently began testing HexaLyte, a new plasma volume expander that contains a low molecular weight hydroxyethyl starch and that would be eliminated from the body more rapidly than Hextend and HetaCool, but not as rapidly as PentaLyte. BioTime believes that by testing and bringing these products to the market, it can increase its market share by providing the medical community with solutions to match patients' needs.

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

         Hextend is BioTime's proprietary hetastarch-based synthetic blood plasma volume expander, designed especially to treat hypovolemia in surgery and trauma care where patients experience a large amount of blood loss. The Company has submitted an NDA to the FDA seeking approval to market Hextend in the United States. After reviewing the NDA, the FDA sent BioTime an action letter seeking clarification of certain matters. BioTime has responded to the FDA's action letter and is awaiting approval of the NDA. The NDA includes data from the Company's clinical trials in which the primary endpoints were successfully met when Hextend was used as a plasma volume expander in surgery.

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

         HetaCool has been used to completely replace the blood volume of hamsters, dogs, pigs, and baboons at temperatures approaching freezing. Many of these animal subjects survived long term after hypothermic blood substitution with HetaCool. In these laboratory tests, the animals' blood was replaced by HetaCool and they were chilled for one to more than four hours with deep body temperatures between 1oC and 10oC.

         BioTime is developing a new formulation that has allowed the revival of hamsters after as long as 6.5 hours of hypothermic blood substitution during which time the animals' heartbeat and circulation were stopped.


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


Research and Development Strategy

         From  inception  through  December  31,  1998,  the  Company  has spent
$11,681,988 on research and development. The greatest portion of BioTime's research and development efforts have been devoted to the development of Hextend, PentaLyte and HetaCool for conventional surgery, emergency care, low temperature surgery, and multi-organ preservation. A lesser portion of the Company's research and development efforts have been devoted to developing solutions and protocols for storing organs and tissues at subfreezing temperatures. In the future the Company may explore other applications of its products and technologies, including cancer chemotherapy. As the first products achieve market entry, more effort will be expended to bring the next tier of products to maturity.

         One major focus of the Company's research and development effort has been on products and technology to extend the time animals can be kept cold and blood-substituted, and then revived without physical impairment. An integral part of that effort has been the development of techniques and procedures or "protocols" for use of the Company's products. A substantial amount of data has been accumulated through animal tests, including the proper surgical techniques, drugs and anesthetics, the temperatures and pressures at which blood and blood replacement solutions should be removed, restored and circulated, solution volume, the temperature range, and times, for maintaining circulatory arrest, and the rate at which the subject should be rewarmed.

         Experiments intended to test the efficacy of the Company's low temperature blood replacement solutions and protocols for surgical applications involve replacing the animal's blood with the Company's solution, maintaining the animal in a cold blood-substituted state for a period of time, and then attempting to revive the animal. Experiments for multi-organ preservation involve the maintenance of the animal subjects at cold temperatures for longer periods of time than would be required for many surgical applications, followed by transplant procedures to test the viability of one or more of the subject's vital organs.

         The Company is conducting experiments at hospital and medical school research facilities. These collaborative research programs are testing solutions and protocols developed in the Company's laboratories and, in some cases, comparing the efficacy of the Company's products with commercially available FDA approved products manufactured by other companies. The Company intends to continue to foster relations with research hospitals and medical schools for the purpose of conducting collaborative research projects because it believes that such projects will introduce the Company's potential products to members of the medical profession and provide the Company with objective product evaluations from independent research physicians and surgeons.


Licensing

         On April 23, 1997, the Company and Abbott entered into a License Agreement under which the Company granted to Abbott an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery where the patient's body temperature is lower than 12EC ("Hypothermic Use"), or replacement of substantially all of a patient's circulating blood volume ("Total Body Washout"). The Company has retained all rights to manufacture, sell or license Hextend and other products in all other countries.

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

         The Company is also discussing and negotiating prospective licensing arrangements with other pharmaceutical companies, some of which have the capacity to produce and market the Company's products in various countries In licensing arrangements that include marketing rights, the participating pharmaceutical company would be entitled to retain a large portion of the revenues from sales to end users and would pay the Company a royalty on net sales. There is no assurance that any such additional arrangements can be made.

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


Patents and Trade Secrets

         The Company holds a number of United States patents having composition and methods of use claims covering BioTime's proprietary solutions, including Hextend and PentaLyte. The most recent U.S. patents were issued during 1998. Patents covering certain of the Company's solutions have also been issued in Australia, Israel, and South Africa. Additional patent applications have been filed in the United States and certain other countries for Hextend, PentaLyte and other solutions.

         There is no assurance that any additional patents will be issued, or that any patents now held or later obtained by the Company will not be successfully challenged by third parties and declared invalid or infringing of third party claims. Further, the enforcement of patent rights often requires litigation against third party infringers, and such litigation can be costly to pursue.

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



Competition

         If successfully developed, the Company's solutions will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company's products will have to be recognized as providing medically significant advantages. The competing products are being manufactured and marketed by established pharmaceutical companies that have substantially larger research facilities and technical staffs and greater financial and marketing resources than BioTime. For example, DuPont Pharmaceuticals presently markets Hespan, an artificial plasma volume expander, and Viaspan, a solution for use in the preservation of kidneys, livers and pancreases for surgical transplant.
Abbott and Baxter International manufacture and sell a generic equivalent of Hespan.

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

         As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. Competition in the areas of business targeted by the Company is likely to intensify further as new products and technologies reach the market. Superior new products are likely to sell for higher prices and generate higher profit margins once acceptance by the medical community is achieved. Those companies that are successful in introducing new products and technologies to the market first may gain significant economic advantages over their competitors in the establishment of a customer base and track record for the performance of their products and technologies. Such companies will also benefit from revenues from sales which could be used to strengthen their research and development, production, and marketing resources. All companies engaged in the medical products industry face the risk of obsolescence of their products and technologies as more advanced or cost effective products and technologies are developed by their competitors. As the industry matures, companies will compete based upon the performance and cost effectiveness of their products.


Employees

         As of December 31, 1998, the Company employed eleven persons on a full-time basis and three persons on a part-time basis. Three full-time employees and one part-time employee hold Ph.D. or Masters Degrees in one or more fields of science.

Risk Factors

     Some of the factors that could materially affect the Company's operations are and prospects are discussed below. There may be other factors that are not mentioned here or of which BioTime is not presently aware that could also affect BioTime's operations.

BioTime Products Cannot Be Marketed Without FDA and Other Regulatory Approvals

      The products that BioTime develops cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use. The regulatory process, which includes preclinical, clinical and post-clinical testing of each product to establish its safety and efficacy, can take several years to complete and require the expenditure of substantial time and funds. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered as a result of changes in FDA policy during the period of product development and FDA regulatory review. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after substantial expenditures of time and money, regulatory approval will be obtained for any products developed by the Company. Moreover, even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. After regulatory approval is obtained, the approved product, the manufacturer and the manufacturing facilities are subject to continual review and periodic inspections, and a later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be established which could prevent or delay regulatory approval of the Company's products.

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

     The Company's plasma expander products will compete with products currently used to treat or prevent hypovolemia, including albumin and other colloid solutions, and crystalloid solutions. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company's products will have to be recognized as providing medically significant advantages. The competing products are being manufactured and marketed by established pharmaceutical companies with more resources than the Company.

For example, DuPont Pharmaceuticals presently markets Hespan, an artificial plasma volume expander, and Viaspan, a solution for use in the preservation of kidneys, livers and pancreases for surgical transplant. Abbott and Baxter International manufacture and sell a generic equivalent of Hespan. As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. There also is a risk that the Company's competitors may succeed in developing safer or more effective products that could render the Company's products and technologies obsolete or noncompetitive.

Development Stage Company

      BioTime is in the development stage, and, to date, has been principally engaged in research and development activities. None of the Company's products are on the market yet, and the Company has not generated a significant amount of operating revenue. As a result of the developmental nature of its business, the Company can be expected to sustain additional operating losses. There can be no assurance that the Company will generate sufficient revenues from the sale or licensing of its products and technologies to be profitable.

Uncertainty as to the Successful Development of Medical Products

     The Company's business involves the attempt to develop new medical products and technologies. Such experimentation is inherently costly, time consuming and uncertain as to its results. If the Company is successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. From the date of the Company's inception through December 31, 1998, the Company spent $11,681,988 on research and development, and the Company expects to continue to incur substantial research and development expenses.

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

BioTime May Need to Raise Additional Capital

     Although the Company recently raised $7,329,000 through the sale of common shares in a subscription rights offer, the Company may need to raise capital in the future to meet its operating expenses until such time as it is able to generate sufficient revenues from product sales or royalties. The Company's operating expenses will increase if it succeeds in bringing additional products out of the laboratory testing phase of development and into clinical trials. Additional financing may be required for the continuation or expansion of the Company's research and product development, additional clinical trials of new products, and production and marketing of Hextend and any other Company products that may be approved by FDA or foreign regulatory authorities. There can be no assurance that the Company will be able to raise additional funds on favorable terms or at all, or that such funds, if raised, will be sufficient to permit the Company to develop and market its products. Unless the Company is able to raise additional funds when needed, it is likely that it will be unable to continue its planned activities, notwithstanding the progress of its research and development projects.

Absence of Manufacturing and Marketing Capabilities; Reliance Upon Licensing

      The Company presently does not have adequate facilities or resources to manufacture its products or the hydroxyethyl starches used in its products. BioTime has granted Abbott an exclusive license to manufacture and market Hextend in the United States and Canada, and BioTime plans to enter into additional arrangements with pharmaceutical companies for the production and marketing of the Company's products in other countries. Although a number of pharmaceutical companies have expressed their interest in obtaining licenses to manufacture and market Company products in other countries, there can be no assurance that the Company will be successful making other licensing arrangements. If additional licensing or manufacturing arrangements cannot be made on acceptable terms, the Company may have to construct or acquire its own manufacturing facilities and to establish its own marketing organization, which would entail significant expenditures of time and money.

Patents May Not Protect BioTime Products from Competition

      The Company has obtained patents in the United States and certain other countries, and has additional patent applications pending, for certain products including Hextend and PentaLyte. No assurance can be given that any additional patents will be issued to the Company, or that the Company's patents will provide meaningful protection against the development of competing products. There also is no assurance that competitors will not successfully challenge the validity or enforceability of any patent issued to the Company. The costs required to uphold the validity and prevent infringement of any patent issued to the Company could be substantial, and the Company might not have the resources available to defend its patent rights.

Prices and Sales of Products May be Limited by Health Insurance Coverage and Government Regulation

      Success in selling BioTime's products may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment. There can be no assurance that adequate health insurance, HMO, and government coverage will be available to permit BioTime products to be sold at prices high enough to generate a profit. In some foreign countries, pricing or profitability of health care products is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future.

Dependence Upon Key Personnel

      The Company depends to a considerable degree on the continued services of its executive officers. Although the Company maintains key man life insurance in the amount of $1,000,000 on the life of Dr. Paul Segall, the loss of the services of any of the executive officers could have a material adverse effect on the Company. In addition, the success of the Company will depend, among other factors, upon successful recruitment and retention of additional highly skilled and experienced management and technical personnel.

Year 2000 Problems Could Impair Sales of BioTime Products

     Because BioTime does not have its own pharmaceutical production facilities, it will rely upon Abbott and others to manufacture and distribute BioTime products. If year 2000 problems were to impede the ability of those companies to manufacture and distribute BioTime products or to provide raw materials used in the manufacture of those products, BioTime's product sales could be adversely affected. BioTime does not have a contingency plan to address those problems if they were to arise, and it may not be able to replace Abbott or any other company that may obtain a license to manufacture and distribute BioTime products. Abbott has announced the implementation of a program to assess and remedy any year 2000 problems that may affect its operations, and has asked its key suppliers to certify that their systems are year 2000 compliant. The results of the year 2000 compliance programs implemented by Abbott and its suppliers are not presently known.

BioTime Does Not Pay Cash Dividends

      BioTime does not pay cash dividends on its Common Shares. For the foreseeable future it is anticipated that any earnings generated from the Company's business will be used to finance the growth of the Company and will not be paid out as dividends to BioTime shareholders.

The Price of BioTime Stock May Rise and Fall Rapidly

      BioTime Common Shares are traded on Nasdaq. The market price of the Common Shares, like that of the common stock of many biotechnology companies, has been highly volatile. The price of BioTime shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new drug, even though the outcome of those trials and the likelihood of ultimate FDA approval remains uncertain. Similarly, prices of BioTime shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. In the event that the Company achieves earnings from the sale of products, securities analysts may begin predicting quarterly earnings. The failure of the Company's earnings to meet analysts' expectations could result in a significant rapid decline in the market price of the Company's shares. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of the equity securities of many biotechnology companies and which have often been unrelated to the operating performance of these companies. Such broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of BioTime Common Shares.

Requirements for Continued Listing on Nasdaq

      BioTime Common Shares are traded on the Nasdaq National Market, which has adopted rules that establish criteria for initial and continued listing of securities. Under the rules for continued listing on the Nasdaq National Market, a company must maintain at least $4,000,000 of net tangible assets, or a market capitalization of at least $50,000,000, or total assets and total revenue of at least $50,000,000 for the most recently completed fiscal year or two of the three most recently completed fiscal years. Although BioTime had more than $4,000,000 of net tangible assets and a market capitalization in excess of $50,000,000 on the date of this report, there is no assurance that future losses from operations will not cause the Company's net tangible assets or market capitalization to decline below the Nasdaq listing criteria in the future. If the Common Shares are delisted from the Nasdaq National Market, trading in the Common Shares could be conducted on the Nasdaq SmallCap Market or on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements. If the Common Shares were delisted from the Nasdaq National Market and were not listed on the Nasdaq SmallCap Market, they would be subject to the so-called penny stock rule that imposes restrictive sales practice requirements on broker-dealers who sell such securities. Consequently, delisting, if it occurred, could affect the ability of shareholders to sell their Common Shares in the secondary market.


Item 2. Facilities.

     The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 5,200 square feet of space. The amount of space leased by the Company will increase by approximately 3,000 square feet and the monthly rent will increase to $10,000 per month when the additional space is made available to the Company, which is expected to occur on or around June 30, 1999. The rent will increase annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. The Company also pays all charges for utilities and garbage collection.

     The Company has an option to extend the term of the lease for a period of three years, and to terminate the lease early upon six months notice after September 30, 2000.

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

     Not Applicable.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.


     The Company's Common Shares are traded in the over-the-counter market on the Nasdaq under the symbol BTIM. The Common Shares have been trading on the Nasdaq National Market since April 28, 1998, and traded on the Nasdaq SmallCap Market from March 5, 1992 through April 27, 1998. The closing price of the Company's Common Shares on Nasdaq on March 19, 1999 was $13.75.

     The following table sets forth the range of high and low bid prices for the Common Shares for the fiscal years ended June 30, 1997 and 1998 and the fiscal year ended December 31, 1998 (six months), based on transaction data as reported by Nasdaq. All prices have been adjusted to give effect to the Company's payment of a stock dividend during October 1997 to effect a three-for-one stock split.

Quarter Ended                        High                           Low
-------------                        ----                           ---
September 30, 1996                  $7.67                          $4.67
December 31, 1996                    9.33                           4.83
March 31, 1997                      13.20                           8.08
June 30, 1997                       12.33                           7.58
September 30, 1997                  17.08                           8.67
December 31, 1997                   27.00                          18.50
March 31, 1998                      19.75                          11.00
June 30, 1998                       14.37                           5.81
September 30, 1998                  9.88                            5.50
December 31, 1998                   18.13                           7.00

     As of March 19,1999, there were 319 shareholders of record of the Common Shares based upon information from the Registrar and Transfer Agent.

     The Company has paid no dividends on its Common Shares since its inception and does not plan to pay dividends on its Common Shares in the foreseeable future.

Item 6. Selected Financial Data.

The selected financial data as of December 31, 1998, June 30, 1998, 1997, 1996, 1995 and 1994 and the period from inception (November 30, 1990) to December 31, 1998 presented below have been derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing elsewhere herein (which expresses an unqualified opinion and includes an explanatory paragraph related to the development stage of the Company's operations). The selected financial data should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.


Statement of Operations Data:


                                                                                                              Period from Inception
                                                                        June 30,                                    (November 30,
                            December 31,  -----------------------------------------------------------------------      1990) to
                                1998          1998           1997          1996          1995           1994      December 31, 1998
                           -------------  ------------   ------------  ------------  ------------  -------------- -----------------
REVENUE:
Licensing Fee              $    250,000   $ 1,150,000    $    62,500   $     --      $    --       $     --        $   1,462,500
                           -------------  ------------   ------------  ------------  ------------  --------------  --------------
EXPENSES:
Research and development     (1,723,860)  $(3,048,775)   $(2,136,325)  $(1,142,168)  $(1,791,698)  $    (777,668)    (11,681,988)
General and administrative     (710,131)   (1,849,312)    (1,209,546)     (954,049)     (808,432)       (931,439)     (7,789,764)
                           -------------  ------------   ------------  ------------  ------------  --------------  --------------
Total expenses               (2,433,991)   (4,898,087)    (3,345,871)   (2,096,217)   (2,600,130)     (1,709,107)    (19,471,752)
                           -------------  ------------   ------------  ------------  ------------  --------------  --------------
INTEREST AND OTHER INCOME:       89,513       294,741        189,161       130,882       222,383         162,154       1,302,747
                           -------------  ------------   ------------  ------------  ------------  --------------  --------------

Net loss                   $ (2,094,478)  $(3,453,346)   $(3,094,210)  $(1,965,335)  $(2,337,747)  $  (1,546,953)   $(16,706,505)
                           =============  ============   ============  ============  ============  ==============  ==============
Basic and Diluted Net loss
per share                  $      (0.21)  $     (0.35)   $     (0.35)  $     (0.25)  $     (0.30)  $       (0.25)
                           =============  ============   ============  ============  ============  ==============
Common and equivalent shares
used in computing per share
amounts                      10,008,468     9,833,156      8,877,024     7,827,732     7,900,392       6,139,335
                           =============  ============   ============  ============  ============  ==============


Balance Sheet Data:
                                                                                June 30,
                                                                -----------------------------------------
                                        December 31, 1998             1998                   1997
                                      -----------------------   ------------------     ------------------
Cash, cash equivalents and
short term investments                      $2,429,014              $4,105,781             $7,811,634
Working Capital                              2,157,578               3,724,663              6,846,575
Total assets                                 2,809,455               4,641,780              8,297,774
Shareholders' equity                         2,384,752               4,014,750              6,536,106


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of December 31, 1998 the Company had incurred a cumulative net loss of $16,706,505. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

         The Company has submitted a New Drug Application (NDA) to the FDA, seeking approval to market Hextend in the United States. After reviewing the NDA, the FDA sent the Company an action letter seeking clarification of certain matters. The Company has responded to the FDA's action letter and is awaiting approval of the NDA. The NDA includes data from the Company's Phase III clinical trials, in which the primary endpoints were successfully met. The Company believes that the low incidence of adverse events related to blood clotting in the Hextend patients demonstrates that Hextend may be safely used in large amounts. However, the FDA will make its own evaluation of the clinical trial data and there is no assurance that the FDA will approve the Company's NDA.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. Based upon discussions with the Canadian Bureau of Pharmaceutical Assessment, the Company plans to file for Canadian market approval based the results of its United States clinical trials. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition procedure. The Company has determined that several member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

Year 2000 Considerations

         The Company has reviewed its internal computer and software systems and has determined that it is highly unlikely that any of those systems will be adversely affected by problems associated with the year 2000. Accordingly, the Company does not expect to incur any material expense in bringing its computer systems into year 2000 compliance. The so-called "year 2000 problems" may arise if computer programs do not properly recognize years that begins with "20" instead of "19." If not corrected, computer applications that are affected by the year 2000 problem could fail or create erroneous results.

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

         Because the Company does not have its own pharmaceutical production facilities, it will rely upon Abbott and others to manufacture and distribute Company products. If year 2000 problems were to impede the ability of those companies to manufacture and distribute Company products or raw materials used in the manufacture of Company products, future sales of Company products could be adversely affected. BioTime does not have a contingency plan to address those problems if they were to arise, and it may not be able to replace Abbott or any other company that may obtain a license to manufacture and distribute BioTime products. Abbott has announced the implementation of a program to assess and remedy any year 2000 problems that may affect its operations, and has asked its key suppliers to certify that their systems are year 2000 compliant. The results of the year 2000 compliance programs implemented by Abbott and its suppliers are not presently known.

Change of Fiscal Year

         In November 1998, the Board of Directors approved a change to the Company's operating fiscal year from a fiscal year ending June 30 to a fiscal year ending December 31, beginning January 1, 1999. See Note 1 of Notes to Financial Statements. In connection with this change, the Company is filing this transition report on Form 10-K with the Securities and Exchange Commission covering the transition period from July 1, 1998 to December 31, 1998. Accordingly, the accompanying financial statements are for the six months ended December 31, 1998, the twelve months ended June 30, 1998 ("Fiscal 1998"), the twelve months ended June 30, 1997 ("Fiscal 1997") and the twelve months ended June 30, 1996 ("Fiscal 1996").

Results of Operations

Six Month Period Ended December 31, 1998, and Years Ended June 30, 1998, June 30, 1997, and June 30, 1996

         During Fiscal 1997, the Company received $1,400,000 for signing the License Agreement and achieving a license fee milestone pertaining to the allowance of certain patent claims pending. During Fiscal 1998, the Company received an additional milestone fee of $250,000 for filing its NDA for Hextend. The Company deferred recognition of a portion of the license fee payment received for signing of the License Agreement. The Company recognized $62,500 of license fee revenue during Fiscal 1997, $1,150,000 during Fiscal 1998, and $250,000 during the six month period ended December 31, 1998. The remaining $187,500 of license fee revenue will be recognized by June 30, 1999. (See Note 3 to the accompanying financial statements). For the six month period ended December 31, 1998, the interest and other income was $89,513. Interest and other income increased to $294,741 for Fiscal 1998 from $189,161 for Fiscal 1997 and from $130,822 for Fiscal 1996. The increase in interest and other income is attributable to the increase in cash and cash equivalents from the Company's sale of Common Shares through a subscription rights offering that was completed during February 1997.

         For the six month period ended December 31, 1998, research and development expenses were $1,723,860, which include laboratory study expenses, salaries, expenses for the preparation of additional clinical trials in Europe and the preparation of European regulatory applications, and consultants' fees. It is expected that research and development expenses will increase as the Company continues clinical testing of Hextend and commences clinical studies of other products. Research and development expenses increased to $3,048,775 for Fiscal 1998, from $2,136,325 for Fiscal 1997. The increase in research and development expenses is attributable to the cost of preparing and filing an NDA for Hextend, and preparing for future regulatory filings in Europe and Canada. Research and development expenses increased to $2,136,325 for Fiscal 1997, from $1,142,168 for Fiscal 1996. The increase in research and development expenses was attributable to the Company's Phase III human clinical trials of Hextend, initiation of a clinical trial at Middlesex Hospital in London, England, and an accrual for bonuses granted after June 30, 1997.

         For the six month period ended December 31, 1998, the general and administrative expenses were $710,131, which are comprised of salaries, consultants' fees, and general operating expenses of the Company. General and administrative expenses increased to $1,849,312 for Fiscal 1998, from $1,209,546 for Fiscal 1997. This increase is attributable to an increase in the general operations of the Company, an increase in personnel, and bonus awards. General and administrative expenses increased to $1,209,546 for Fiscal 1997, from $954,049 for Fiscal 1996. This increase was attributable to an amortization expense associated with agreements the Company entered into with certain financial advisors and consultants in exchange for warrants to purchase the Company's stock, an increase in the general operations of the Company, an increase in personnel, and bonus awards.

Taxes

         At December 31, 1998, the Company had a cumulative net operating loss carryforward of approximately $19,600,000 for federal income tax purposes.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at December 31, 1998 the Company had cash and cash equivalents of $2,400,000. On March 9, 1999, the Company completed the sale of 751,654 common shares through a subscription rights offer and raised an additional $7,328,626, before deducting expenses of the offer. The Company expects that its cash on hand will be sufficient to finance its operations beyond the next 12 months. However, additional funds may be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through royalties and licensing fees from Abbott, from licensing fees from other pharmaceutical companies, and/or additional sales of equity or debt securities. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

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

         The amount of license fees and royalties that may be earned through the licensing and sale of the Company's products, as well as the future availability and terms of equity and debt financings, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company did not hold any market risk sensitive instruments as of December 31, 1998, June 30, 1998 or June 30, 1997.

Item 8.   Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Pages
                                                                       -----

Independent Auditors' Report                                             33

Balance Sheets As of December 31, 1998                                   34
and June 30, 1998

Statements of Operations For the Six Months Ended
December 31, 1998, the Three Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1998                                 35

Statements of Shareholders' Equity For the Six Months
Ended December 31, 1998, the Three Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1998                                36-37

Statements of Cash Flows For the Six Months Ended
December 31, 1998, the Three Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1998                                38-39

Notes to Financial Statements                                           40-49

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
BioTime, Inc.:

We have audited the accompanying balance sheets of BioTime, Inc. (a development stage company) as of December 31, 1998 and June 30, 1998, and the related statements of operations, shareholders' equity and cash flows for six months ended December 31, 1998, each of the three years in the period ended June 30, 1998, and the period from November 30, 1990 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of BioTime, Inc. as of December 31, 1998 and June 30, 1998, and the results of its operations and its cash flows for the six months ended December 31, 1998, each of the three years in the period ended June 30, 1998 and the period from November 30, 1990 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The Company is in the development stage as of December 31, 1998. As discussed in
Note 1 to the financial statements, successful completion of the Company's product development program and ultimately the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities, obtaining regulatory approval for products ultimately developed, and achieving a level of revenues adequate to support the Company's cost structure.


DELOITTE & TOUCHE LLP
San Francisco, California
February 5, 1999

(March 9, 1999, as to Note 9)


                                  BIOTIME, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


           ASSETS                                                                    December 31,       June 30,
                                                                                         1998             1998
                                                                                    ---------------  ---------------
CURRENT ASSETS
Cash and cash equivalents                                                              $ 2,429,014      $ 4,105,781
Prepaid expenses and other current assets                                                  153,267          245,912
                                                                                    ---------------  ---------------
Total current assets                                                                     2,582,281        4,351,693

EQUIPMENT, Net of accumulated depreciation of $217,107and $188,526                         166,474          190,665
DEPOSITS AND OTHER ASSETS                                                                   60,700           99,422
                                                                                    ---------------  ---------------
TOTAL ASSETS                                                                           $ 2,809,455      $ 4,641,780
                                                                                    ===============  ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                        $  237,203       $  189,530
Deferred revenue - current portion                                                         187,500          437,500
                                                                                    ---------------  ---------------
Total current liabilities                                                                  424,703          627,030

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value,  undesignated as to Series, authorized 1,000,000 shares; none outstanding (Note 4)
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 10,033,079 and 9,947,579 shares (Note 4)                               19,022,116       18,557,636
Contributed Capital                                                                         93,972           93,972
Deficit accumulated during development stage                                          (16,731,336)      (14,636,858)
                                                                                    ---------------  ---------------
Total shareholders' equity                                                               2,384,752        4,014,750
                                                                                    ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 2,809,455      $ 4,641,780
                                                                                    ===============  ===============

See notes to financial statements.

                                                             BIOTIME, INC.
                                                     (A Development Stage Company)
                                                       STATEMENTS OF OPERATIONS




                                                Six Months
                                                   Ended                    Year Ended June 30,               Period from Inception
                                                December 31,  --------------------------------------------    (November 30,1990) to
                                                    1998          1998           1997            1996          December 31, 1998
                                                ------------- -------------  -------------   -------------     ------------------
REVENUE:
License fee                                     $   250,000   $ 1,150,000     $   62,500      $    --            $ 1,462,500
                                                ------------- -------------  -------------   -------------     ---------------

EXPENSES:
Research and development                         (1,723,860)   (3,048,775)    (2,136,325)     (1,142,168)        (11,681,988)
General and administrative                         (710,131)   (1,849,312)    (1,209,546)       (954,049)         (7,789,764)
                                                ------------- -------------  -------------   -------------     ---------------
Total expenses                                   (2,433,991)   (4,898,087)    (3,345,871)     (2,096,217)        (19,471,752)
                                                ------------- -------------  -------------   -------------     ---------------

INTEREST AND OTHER INCOME:                           89,513       294,741        189,161         130,882           1,302,747
                                                ------------- -------------  -------------   -------------     ---------------

NET LOSS                                        $(2,094,478)   (3,453,346)    (3,094,210)     (1,965,335)      $ (16,706,505)
                                                ============= =============  =============   =============     ===============

BASIC AND DILUTED LOSS PER SHARE                $     (0.21)  $     (0.35)   $     (0.35)    $     (0.25)
                                                ============= ============   =============   =============

COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                                 10,008,468     9,833,156      8,877,024       7,827,732
                                                =============  ============  =============   =============

See notes to financial statements.

                                                             BIOTIME, INC.
                                                     (A Development Stage Company)
                                                  STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Series A Convertible                                               Deficit
                                       Preferred Shares           Common Shares                        Accumulated
                                    ----------------------  -----------------------                      During
                                     Number                   Number                 Contributed       Development
                                    of Shares     Amount     of Shares    Amount       Capital           Stage
                                    ----------  ----------  ----------  -----------  ------------   ---------------

BALANCE, November 30, 1990
 (date of inception)                    --          --          --           --            --              --
NOVEMBER 1990                                               1,312,761    $     263
 Common shares issued for cash
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at
   fair value                                               1,050,210      137,400
 Contributed equipment at                                                              $  16,425
   appraised value
 Contributed cash                                                                         77,547
MAY 1991:
 Common shares issued for cash
   less offering costs                                        101,175       54,463
 Common shares issued for stock
   of a separate entity at fair
   value                                                      100,020       60,000
JULY 1991:
 Common shares issued for
    services performed                                         30,000       18,000
AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less offering costs of
    $125,700                          360,000    $474,300
MARCH 1992:
 Common shares issued for
 cash less offering costs of
 $1,015,873                                                  2,173,500    4,780,127
 Preferred shares converted
 into common shares                  (360,000)   (474,300)     360,000      474,300
 Dividends declared and paid
 on preferred shares                                                                                $  (24,831)
MARCH  1994:
 Common shares issued for cash
   less offering  costs
   of  $865,826                                             2,805,600    3,927,074
JANUARY-JUNE 1995:
Common shares repurchased
 with cash                                                   (253,800)    (190,029)
NET LOSS SINCE INCEPTION                                                                            $(6,099,136)
                                    ----------  ----------  ----------  -----------    ----------   -------------
BALANCE AT JUNE 30, 1995                --      $           7,679,466    9,261,598     $  93,972    $(6,123,967)

Common shares issued for cash
  (exercise of options and
  warrants)                                                   496,521    1,162,370
Common shares issued for cash
  (lapse of recision)                                         112,176       67,300
Common shares repurchased with
   cash                                                       (18,600)     (12,693)
Common shares warrants and
   options granted for services                                            356,000
NET LOSS                                                                                             (1,965,335)
                                    ----------  ----------  ----------  -----------    ----------   -------------
BALANCE AT JUNE 30, 1996                --      $   --      8,269,563   10,834,575        93,972     (8,089,302)

See notes to financial statements.                                                               (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY


(Continued)


                                       Series A Convertible                                                Deficit
                                         Preferred Shares          Common Shares                        Accumulated
                                       ---------------------  -------------------------                    During
                                        Number                  Number of              Contributed      Development
                                       of Shares    Amount       Shares       Amount     Capital           Stage
                                       ---------- ----------  ------------- ----------- -----------  -----------------
 Common shares issued for cash less                               849,327    5,491,583
 offering costs of $170,597
 Common shares issued for cash                                    490,689    1,194,488
 (exercise of options and warrants)
 Common shares warrants and options                                            105,000
 granted for service
NET LOSS                                                                                                  (3,094,210)
                                       ---------- ----------    ----------- -----------   ---------     --------------
BALANCE AT JUNE 30, 1997                   --     $   --         9,609,579  $17,625,646    $ 93,972     $(11,183,512)

Common shares issued for cash
(exercise of options)                                              337,500     887,690
Common shares warrants and options
granted for service                                                             38,050
Common shares issued for services                                      500       6,250
NET LOSS                                                                                                  (3,453,346)
                                       ---------- ----------    ----------- -----------   ---------     --------------
BALANCE AT JUNE 30,1998                    --         --         9,947,579  $18,557,636    $93,972      $(14,636,858)

Common shares issued for cash
(exercise of options and warrants)                                  84,000      395,730
Common shares options granted for
services                                                                        50,000
Common shares issued for
 services                                                            1,500      18,750
NET LOSS                                                                                                  (2,094,478)
                                       ---------- ----------    ----------- -----------   ---------     --------------
BALANCE AT DECEMBER 31, 1998               --     $   --        10,033,079  $19,022,116    $93,972      $(16,731,336)
                                       ========== ==========    =========== ===========   =========     ==============

See Notes to financial statements.                                                                        (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS





                                                     Six Months
                                                       Ended                    Year Ended June 30,           Period from Inception
                                                     December 31,  --------------------------------------------  (November 30,1990)
                                                        1998             1998           1997          1996      to December 31,1998
                                                  ---------------- --------------- ------------- -------------- -------------------

OPERATING ACTIVITIES:
Net loss                                          $   (2,094,478)   $  (3,453,346) $ (3,094,210) $  (1,965,335)     $  (16,706,505)

Adjustments to reconcile net loss to net cash
   used in operating activities:
 Deferred revenue                                       (250,000)        (500,000)      (62,500)                          (812,500)
 Depreciation                                             28,582           49,284        41,023         35,886             217,107
 Cost of services - shares, options and warrants          78,750           44,300       240,821        167,932             577,328
 Supply reserves                                                          100,000       100,000                            200,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                                                           (200,000)           (200,000)
  Prepaid expenses and other current                      87,367           13,197      (180,837)        24,705            (138,545)
   assets
  Deposits and other assets                               34,000          (65,000)      (24,722)                           (60,700)
  Accounts payable                                        47,673          (59,638)      119,939       (182,198)            237,203
  Accrued compensation                                                   (175,000)      175,000
  Deferred revenue                                                       (400,000)    1,400,000                          1,000,000
                                                   --------------   --------------  ------------- --------------     --------------
Net cash used in operating activities                 (2,068,106)      (4,446,203)   (1,285,486)    (2,119,010)        (15,686,612)
                                                   --------------   --------------  ------------- --------------     --------------

INVESTING ACTIVITIES:
Sale of investments                                                                                                        197,400
Purchase of short-term investments                                                                                      (9,946,203)
Redemption of short-term investments                                                                                     9,946,203
Purchase of equipment and furniture                       (4,391)        (147,340)       (32,072)       (28,442)          (367,156)
                                                   --------------   --------------  ------------- --------------     --------------
Net cash used in investing activities                     (4,391)        (147,340)       (32,072)       (28,442)          (169,756)
                                                   --------------   ---------------  ------------- --------------     --------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                                      600,000
Preferred shares placement costs                                                                                          (125,700)
Issuance of common shares for cash                                                    5,662,180                         16,373,106
Common shares placement costs                                                          (170,597)                        (2,052,296)
Net proceeds from exercise of common share
options and warrants                                    395,730          887,690      1,194,488     1,162,370            3,640,278
Contributed capital - cash                                                                                                  77,547
Dividends paid on preferred shares                                                                                         (24,831)
Repurchase of common shares                                                                           (12,693)            (202,722)
                                                  --------------   --------------  ------------- --------------       --------------
Net cash provided by financing activities               395,730          887,690       6,686,071     1,149,677           18,285,382
                                                  --------------   --------------  ------------- --------------       --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,676,767)      (3,705,853)      5,368,513      (997,775)           2,429,014

CASH AND CASH EQUIVALENTS:
At beginning of period                                4,105,781        7,811,634      2,443,121      3,440,896                   --
                                                  --------------   --------------  ------------- --------------       --------------
At end of period                                  $   2,429,014    $   4,105,781   $  7,811,634  $   2,443,121        $   2,429,014
                                                  ==============   ==============  ============= ==============       ==============

See notes to financial statements.                                                                                       (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS





                                                     Six Months
                                                       Ended                    Year Ended June 30,           Period from Inception
                                                     December 31,  --------------------------------------------  (November 30,1990)
                                                        1998             1998           1997          1996      to December 31,1998
                                                  ---------------- --------------- ------------- -------------- -------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:

Receipt of contributed equipment                                                                                    $      16,425
Issuance of common shares
 in exchange for shares of
 common stock of Cryomedical
 Sciences, Inc. in a stock-for-stock
 transaction                                                                                                        $     197,400
Granting of options and warrants for
 services                                         $   50,000        $   38,050      $   105,000    $   356,000       $    567,050
Issuance of common shares in exchange
for services                                      $   18,750        $    6,250                                       $     25,000

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

       Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $16,706,505 from inception to December 31, 1998. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Change in fiscal year - On November 12, 1998, the Board of Directors of BioTime determined that it would be in the best interests of the Company and its shareholders to change the Company's fiscal year from one ending on June 30 to one ending on December 31 and, accordingly, the Company adopted a December 31 or calendar year-end beginning on January 1, 1999. Accordingly, the accompanying statements of operations, shareholders' equity and cash flows include the transition fiscal period for the six months from July 1, 1998 to December 31, 1998.

       The following are the unaudited results of operations for the six months ended December 31, 1997:

         Total Expenses                     $2,432,888
         Operating Loss                      1,782,888
         Net Loss                            1,619,798
         Net Loss Per Share                      0.17

       Equipment is stated at cost or, in the case of donated equipment, at fair market value. Equipment is being depreciated using the straight-line method over a period of thirty-six to eighty-four months.

       Patent costs associated with obtaining patents on products being developed are expensed as research and development expenses when incurred. These costs totaled $47,781 for the six month period ended December 31, 1998, $81,303, $95,362 and $95,598 for the years ended June 30, 1998, 1997, and 1996, respectively, and cumulatively, $501,063 for the period from inception (November 30, 1990) to December 31, 1998.

       Revenue recognition - License revenue is recognized ratably over the development period of the Hextend product which was originally determined to be two years. Milestone payments are recognized as revenue when milestones have been acheived.

       Research and development costs are expensed when incurred and consist principally of salaries, payroll taxes, research and laboratory fees, hospital and consultant fees related to the clinical trials, and the Company's PentaLyte solution for use in human clinical trials.

       Stock-based compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

       Comprehensive Income (Loss) - In July 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income (loss) was the same as net loss for all periods presented.

       Segment information - The Company operates in the single segment of producing aqueous based synthetic solutions used in medical applications and is currently in the development stage of this segment.

       Recently issued accounting standards - In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending December 31, 1999.


3.     LICENSE AGREEMENT

       In April 1997, BioTime and Abbott Laboratories ("Abbott") entered into an Exclusive License Agreement (the "License Agreement") under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime's proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

       Under the License Agreement, Abbott has agreed to pay the Company up to $40,000,000 in license fees; of which $1,650,000 was paid as of December 31, 1998, and an additional $850,000 will become payable upon achievement of specific milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

       In addition to the license fees, Abbott will pay the Company a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each increment of $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

       The Company has deferred recognition of $187,500 of the license fee revenue received for signing the License Agreement. The Company will recognize the deferred revenue during the fiscal year ending December 31, 1999. The additional milestone payments that may be earned when the NDA is approved and when sales of Hextend commence will be recognized during the periods in which the milestones are achieved. Additional license fees and royalty payments will be recognized as the related sales are made and reported to the Company by Abbott.

4.     SHAREHOLDERS' EQUITY

       During June 1994, the Board of Directors authorized management to repurchase up to 200,000 of the Company's common shares at market price at the time of purchase. As of December 31, 1998, 90,800 shares have been repurchased and retired. No shares have been repurchased since August 28, 1995.

       During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under this agreement the Company issued to the financial advisor warrants to purchase 311,276 Common Shares at a price of $1.93 per share, and the Company agreed to issue additional warrants to purchase up to an additional 622,549 Common Shares at a price equal to the greater of (a) 150% of the average market price of the CommonShares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995.

       The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The warrants are exercisable at the following prices: 466,912 at $1.93 per share; 77,818 at $2.35 per share; 77,818 at $9.65 per share; 77,818 at $9.42 per share; 77,818 at $10.49 per share; 77,818 at $15.74 per share; and 77,818 at
       $13.75 per share. The total value of these warrants at the agreement date, estimated to be $300,000, was capitalized in fiscal 1996 and was amortized over the two year term of the agreement.

       During September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 124,510 common shares at a price of $6.02 per share. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. Warrants for 77,775 common shares vested and became exercisable and transferable when issued; warrants for the remaining 46,735 common shares vested ratably through September 1997 and became exercisable and transferable as vesting occured. The estimated value of the services to be performed is $60,000 and that amount has been capitalized and is being amortized over the three year term of the agreement.

       On February 5, 1997, the Company completed a subscription rights offering raising $5,662,180, through the sale of 849,327 common shares.

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

       During the three years ended June 30, 1998, 1997 and 1996, employees, including directors, were granted options to purchase 17,500, 123,000 and 6,000 common shares, respectively, and non-employees were granted options to purchase 14,500, 165,000 and 180,000 common shares respectively. During the six months ended December 31, 1998, no options were granted to employees, and an option to purchase 20,000 shares was granted to a consultant. The options were valued at $50,000 based on the underlying services provided and were recorded as consulting expense in the quarter ended December 31, 1998. At December 31, 1998, 599,000 shares were available for future grants under the Option Plan.

       Option activity under the Plan is as follows:
                                                                    Number of Shares            Weighted Average
                                                                                                 Exercise Price
                                                                  ---------------------       ----------------------
Outstanding, July 1, 1995 (552,000 exercisable at a weighted
average price of $2.45)                                                 675,000                     $ 2.21
Granted (weighted average fair value of $0.74 per share)                186,000                       1.07
Exercised                                                               171,000                       1.81
Canceled                                                                   --                          --
                                                                  ---------------------       ----------------------
Outstanding, June 30, 1996 (537,000 exercisable at a
weighted average price of $2.26)                                        690,000                       2.01
Granted (weighted average fair value of $6.83 per share)                288,000                       7.37
Exercised                                                               138,000                       2.37
Canceled                                                                   --                          --
                                                                  ---------------------       ----------------------
Outstanding, June 30, 1997 (678,000 exercisable at a
weighted average price of $4.22)                                        840,000                       3.78
Granted (weighted average fair value of $18.25 per share)                32,000                      16.56
Exercised                                                               337,500                       2.63
Canceled                                                                   --                          --
                                                                  ---------------------       ----------------------
Outstanding, June 30, 1998 (411,500 exercisable at a
weighted average price of $6.52)                                        534,500                       5.28
Granted (weighted average fair value of $2.50 per share)                 20,000                       7.25
Exercised                                                                84,000                       4.71
Canceled                                                                   --                          --
                                                                  ---------------------       ----------------------
Outstanding, December 31, 1998                                          470,500                     $ 5.46
                                                                  ---------------------       ----------------------

Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                            Options Outstanding                                    Options Exercisable
                                          -------------------------                        -------------------------------------
                                               Weighted Avg.
      Range of                 Number           Remaining              Weighted Avg.           Number            Weighted Avg.
   Exercise Prices           Outstanding    Contractual Life (yrs)    Exercise Price         Exercisable        Exercise Price
---------------------     ---------------    -------------------    -------------------    ---------------    ------------------
     $0.66-1.00               57,000                1.64                  $0.96                57,000               $0.96
     1.10-1.13               156,000                4.34                   1.12               126,000                1.13
        3.39                  15,000                0.30                   3.39                15,000                3.39
     6.00-7.25               105,500                4.21                   6.40               105,500                6.40
    10.33-13.00              115,000                3.34                  10.55               115,000               10.55
       18.25                  22,000                3.90                  18.25                22,000               18.25
                          ---------------                                                  ---------------
                             470,500                3.59                  $5.46               440,500               $5.76
                          ---------------                                                  ---------------


       As discussed in Note 1, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Options to purchase 197,500 shares were outstanding to employees at December 31, 1998. Options granted to non-employees have been recognized in the financial statements at the estimated fair value of the services or benefit provided. Options to purchase 273,000 shares were outstanding to non-employees at December 31, 1998.

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

       These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 24 - 60 months following vesting; stock volatility, 83.87%, 95.00%, and 92.00% for the years ended June 30, 1998, 1997 and 1996, respectively; risk free interest rates, 5.64%, 5.96%, and 5.75% for the years ended June 30, 1998, 1997 and 1996, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values for the years ended June 30, 1998, 1997, 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $3,665,915 ($0.37 per share) in 1998, $3,983,890 ($0.44 per share) in
       1997, and $1,969,755 ($0.25 per share) in 1996. No employee options vested or were granted in the six months ended December 31, 1998. Therefore, pro forma net loss is the same as recorded net loss for the six months ended December 31, 1998. The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the six months ending December 31, 1998, and the years ended June 30, 1998, 1997, 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.


6.     COMMITMENTS AND CONTINGENCIES

       The Company has employment agreements with six officers who are also shareholders, for five-year terms, five of which expire in June 2001 and one which expires in April 2002. All provide for base salaries with annual increases. The agreements also provide that in the event any of the officer's employment terminates, voluntarily or involuntarily, after a change in control of the Company through an acquisition of voting stock or assets, or a merger or consolidation with another corporation or entity, the executive officers will be entitled to severance payments equal to the greater of (a) 2.99 times the average annual compensation for the preceding five years or (b) the balance of the base salary for the unexpired portion of the term of the employment agreement. These officers/shareholders have signed intellectual property agreements with the Company as a condition of their employment.

       The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 5,200 square feet of space. The amount of space leased by the Company will increase by approximately 3,000 square feet and the monthly rent will increase to $10,000 per month when the additional space is made available to the Company, which is expected to occur on or around June 30, 1999. The rent will increase annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. Rent expense totaled $32,694 for the six month period ending December 31, 1998, $62,990, $59,376, and $58,188, for each of the three years ended June 30, 1998, 1997 and 1996, respectively; and cumulatively, $322,386 for the period from inception to December 31, 1998.

7.     INCOME TAXES

       The primary components of the net deferred tax asset are:



                                        Six Months Ended        Year Ended
                                       December 31, 1998       June 30, 1998
                                     --------------------   -------------------
   Deferred Tax Asset:
   NOL Carryforwards                     $7,256,851              $5,125,447
   Research & Development Credits           622,516                 444,398
   Other, net                               320,790                 327,492
                                     --------------------   -------------------
                      Total               8,200,157               5,897,337
   Valuation allowance                   (8,200,157)             (5,897,337)
                                     --------------------   -------------------
   Net deferred tax asset             $      -0-               $     -0-
                                     ====================   ===================


       No tax benefit has been recorded through December 31, 1998 because of the net operating losses incurred and a full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at December 31, 1998 and June 30, 1998 and 1997 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

       As of December 31, 1998, the Company has net operating loss carryforwards of approximately $19,600,000 for federal and $9,800,000 for state tax purposes, which begin to expire during fiscal years 2006 and 1999, respectively.

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

8.     RELATED PARTY TRANSACTIONS

       During the six months ended December 31, 1998 and the years ended June 30, 1998, 1997, and 1996, $6,119, $15,649, $33,500, and $36,000,
       respectively, of fees for consulting services were paid to a member of the Board of Directors.


9.     SUBSEQUENT EVENT

       On March 9, 1999, the Company completed a subscription rights offering raising $7,328,626, through the sale of 751,654 common shares.


10.    QUARTERLY RESULTS (UNAUDITED)

       Summarized unaudited results of operations for each quarter of the six months ended December 31, 1998 and the fiscal years ended June 30, 1998, 1997, 1996 are as follows:


                                    First            Second            Third           Fourth            Total
                                   Quarter           Quarter          Quarter          Quarter            Year
                                   -------           -------          -------          -------           ------
          Six Months Ended
          December 31, 1998
         -------------------

         Revenue                  $  125,000         $125,000                                           $250,000
         Net loss                 $1,137,742         $956,736                                         $2,094,478
         Net loss per share         $ 0.11            $ 0.10                                               $0.21


         Fiscal Year Ended
         June 30, 1998
         -----------------

         Revenue                   $125,000         $525,000          $125,000         $375,000       $1,150,000
         Net loss                  $982,621         $637,177        $1,071,538         $762,010       $3,453,346
         Net loss per share         $ 0.10           $ 0.06           $ 0.11            $ 0.08           $ 0.35


         Fiscal Year Ended
         June 30, 1997
         -----------------

         Revenue                        -                -                               $65,500          $62,500
         Net loss                   $718,356         $754,487          $520,282       $1,101,085       $3,094,210
         Net loss per share          $ 0.26           $ 0.27            $ 0.17           $ 0.37          $ 1.05


         Fiscal Year Ended
         June 30, 1996
         -----------------

         Revenue                       -                -                 -                -               -
         Net loss                   $377,407         $463,395          $413,230         $711,303       $1,965,335
         Net loss per share          $ 0.13           $ 0.18            $ 0.18           $ 0.27          $0.75


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

         Ronald S. Barkin, 53, became President of BioTime during October, 1997, after serving as Executive Vice President since April 1997. Mr. Barkin has been a director of the Company since 1990. Before becoming an executive officer of the Company, Mr. Barkin practiced civil and corporate law for more than 25 years after getting a J.D. from Boalt Hall, University of California at Berkeley.

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

         Harold Waitz, Ph.D., 56, is the Vice President of Engineering and Regulatory Affairs and has been a director of the Company since 1990. He was a research scientist for CMSI from 1987 to December 1990, serving as Vice President of Technology for CMSI from November 1987 to 1989. From 1986-1988, Dr. Waitz served as Vice President of Research at the Winters Institute, a non-profit biomedical research institution, at which Dr. Waitz studied arteriosclerosis in primates. He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.

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

          During the fiscal year (six months) ended December 31, 1998, the Board of Directors met three times. No director attended fewer than 75% of the meetings of the Board or any committee on which they served.

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

Executive Compensation

     The Company has entered into five-year employment agreements (the "Employment Agreements") with Paul Segall, the Chairman and Chief Executive Officer; Victoria Bellport, the Chief Financial Officer; Judith Segall, Vice President of Technology and Corporate Secretary; Hal Sternberg, Vice President of Research; and Harold Waitz, Vice President of Engineering and Regulatory Affairs. The Employment Agreements will expire on December 31, 2000 but may terminate prior to the end of the term if the employee (1) dies, (2) leaves the Company, (3) becomes disabled for a period of 90 days in any 150 day period, or
(4) is discharged by the Board of Directors for failure to carry out the reasonable policies of the Board, persistent absenteeism, or a material breach of a covenant. Under the Employment Agreement, the executive officers are presently receiving an annual salary of $99,000, and will receive a one-time cash bonus of $25,000 if the Company receives at least $1,000,000 of equity financing from a pharmaceutical company. Each executive officer will be entitled to seek a modification of his or her Employment Agreement before the expiration of the five year term if the market value of the Company's outstanding capital stock exceeds $75,000,000.

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


                           SUMMARY COMPENSATION TABLE



                                                     Annual Compensation                Long-Term Compensation
                                                     -------------------                ----------------------
Name and Principal Position                 Year Ended                 Salary($)        Bonus    Stock Options (Shares)
---------------------------                 ----------                 ---------        -----    ----------------------
Paul Segall                                 December 31, 1998          $49,500
   Chairman and Chief Executive Officer     June 30, 1998              $95,500          $50,000           __
                                            June 30, 1997              $90,583           __               __
                                            June 30, 1996              $76,041           __               __

Hal Sternberg
   Vice President of Research               December 31, 1998         $49,500
                                            June 30, 1998              $95,500          $25,000           __
                                            June 30, 1997              $90,583          $25,000           __
                                            June 30, 1996              $76,041           __               __

Harold Waitz                                December 31, 1998          $49,500
   Vice President of Engineering            June 30, 1998              $95,500          __                __
   and Regulatory Affairs                   June 30, 1997              $90,583          $50,000           __
                                            June 30, 1996              $76,041          __                __

Victoria Bellport                           December 31, 1998          $49,500
   Vice President and                       June 30, 1998              $95,500          $25,000           __
    Chief Financial Officer                 June 30, 1997              $90,583          $25,000           __
                                            June 30, 1996              $76,041           __               __

Judith Segall                               December 31, 1998          $49,500
   Vice President and Corporate Secretary   June 30, 1998              $95,500          $25,000           __
                                            June 30, 1997              $90,583          $25,000           __
                                            June 30, 1996              $76,041           __               __

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

Stock Options

         The following table provides information with respect to the Company's five most highly compensated executive officers, concerning the exercise of options during the fiscal year ended December 31, 1998 and unexercised options held as of December 31, 1998


                Aggregated Options Exercised in Last Fiscal Year,
                        and Fiscal Year-End Option Values


                        Number of
                         Shares                                   Number of                       Value of Unexercised
                        Acquired        Value              Unexercised Options at                In-the-Money Options at
                           on         Realized              December 31, 1998                      December 31, 1998
                                                    -------------------------------------------------------------------------
Name                    Exercise         ($)            Exercisable   Unexercisable           Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Paul Segall                 0             0                  0              0                      0              0
Hal Sternberg               0             0                  0              0                      0              0
Harold Waitz                0             0                  0              0                      0              0
Victoria Bellport           0            --                  0              0                      0              0
Judith Segall               0            --                  0              0                      0              0


Certain Relationships and Related Transactions

       During the six months ended December 31, 1998, $6,119 in fees for consulting services was paid to Jeffrey B. Nickel, a member of the Board of Directors.

     During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under this agreement the Company issued to the financial advisor warrants to purchase 311,276 Common Shares at a price of $1.93 per share, and the Company agreed to issue additional warrants to purchase up to an additional 622,549 Common Shares at a price equal to the greater of (a) 150% of the average market price of the Common Shares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The number of shares and exercise prices shown have been adjusted for the Company's subscription rights distributions during January 1997 and February 1999 and the payment of a stock dividend during October 1997. The warrants are exercisable at the following prices: 466,912 at $1.93 per share; 77,818 at $2.35 per share; 77,818 at $9.65 per share; 77,818 at $9.42 per share; 77,818 at $10.49 per share; 77,818 at $15.74 per share; and 77,818 at $13.75 per share.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of March 24, 1999 concerning beneficial ownership of Common Shares by each shareholder known by the Company to be the beneficial owner of 5% or more of the Company's Common Shares, and the Company's executive officers and directors. Information concerning certain beneficial owners of more than 5% of the Common Shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

                                           Number of         Percent of
                                            Shares            Total
                                          ---------         ----------
Alfred D. Kingsley (1)
Gary K. Duberstein
Greenbelt Corp.
Greenway Partners, L.P.
Greenhouse Partners, L.P.
  277 Park Avenue, 27th Floor
  New York, New York 10017                1,365,642             11.6

Paul and Judith Segall (2)                  745,408              6.9

Harold D. Waitz (3)                         524,166              4.8

Hal Sternberg                               502,043              4.6

Victoria Bellport                           205,978              1.9

Ronald S. Barkin (4)                        192,761              1.7

Jeffrey B. Nickel (5)                        15,000               *

Milton H. Dresner                            13,271               *

All officers and directors
as a group (8 persons)(4)(5)              2,198,627             20.0%
---------------------------

*        Less than 1%

(1) Includes 933,825 Common Shares issuable upon the exercise of certain warrants owned beneficially by Greenbelt Corp and 59,730 Common Shares owned by Greenbelt Corp. Mr. Kingsley and Mr. Duberstein may be deemed to beneficially own the warrant shares that Greenbelt Corp. beneficially owns. Includes 90,750 Common Shares owned by Greenway Partners, L.P. Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P. and Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P. Greenhouse Partners, L.P., Mr. Kingsley and Mr. Duberstein may be deemed to beneficially own the Common Shares that Greenway Partners, L.P. beneficially owns. Includes 270,442 Common Shares owned solely by Mr. Kingsley, as to which Mr. Duberstein disclaims beneficial ownership. Includes 10,895 Common Shares owned solely by Mr. Duberstein, as to which Mr. Kingsley disclaims beneficial ownership.

(2) Includes 543,245 shares held of record by Paul Segall and 202,163 shares held of record by Judith Segall.

(3)    Includes 2,100 shares held for the benefit of Dr. Waitz's minor children.

(4) Includes 135,000 Common Shares issuable upon the exercise of certain options.

(5) Includes 15,000 Common Shares issuable upon the exercise of certain options.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 1998.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

                                                                         Page
                                                                         ----
Independent Auditors' Report                                              33

Balance Sheets As of December 31, 1998                                    34
and June 30, 1998

Statements of Operations For the Six Months Ended
December 31, 1998, the Three Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1998                                  35

Statements of Shareholders' Equity For the Six Months
Ended December 31, 1998, the Three Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1998                                 36-37

Statements of Cash Flows For the Six Months Ended
December 31, 1998, the Three Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1998                                 38-39

Notes to Financial Statements                                            40-49

(a-3) Exhibits.

Exhibit
Numbers   Description
-------   -----------

 3.1    Articles of Incorporation, as Amended.+

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

10.13 Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.14   1992 Stock Option Plan, as amended.##

10.15 Employment Agreement dated April 1, 1997 between the Company and Ronald S. Barkin.^

10.16   Intellectual Property Agreement between the Company and
          Ronald S. Barkin.^

10.17   Addenda to Lease Agreement between the Company and Donn Logan.**

23.1    Consent of Deloitte & Touche LLP**

27      Financial Data Schedule**

+Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1998.

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

** Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.

                             BIOTIME, INC.


                             By:/s/Paul E. Segall
                                ------------------
                                Paul E. Segall, Ph.D.
                                Chairman and Chief Executive
                                Officer (Principal executive Officer)


         Signature                          Title                                       Date
         ---------                          -----                                       ----

/s/Paul E. Segall
---------------------
Paul E. Segall, Ph.D.               Chairman, Chief Executive Officer and               March 30, 1999
                                    Director (Principal Executive Officer)

/s/Ronald S. Barkin
---------------------
Ronald S. Barkin                    President and Director                              March 30, 1999


/s/Harold D. Waitz
---------------------
Harold D. Waitz, Ph.D.              Vice President and Director                         March 30, 1999

/s/Hal Sternberg
---------------------
Hal Sternberg, Ph.D.                Vice President and Director                         March 30, 1999


/s/Victoria Bellport
---------------------
Victoria Bellport                   Chief Financial Officer and                         March 30, 1999
                                    Director (Principal Financial and
                                    Accounting Officer)
/s/Judith Segall
---------------------
Judith Segall                       Vice President, Corporate Secretary                 March 30, 1999
                                    and Director

---------------------
Jeffrey B. Nickel                   Director                                            March 30, 1999


---------------------
Milton H. Dresner                   Director                                            March 30, 1999


Exhibit Index

Exhibit
Numbers   Description
-------   ------------
 3.1     Articles of Incorporation, as Amended.+

 3.3     By-Laws, As Amended.#

 4.1     Specimen of Common Share Certificate.+

10.1     Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the of the Registrant.*

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

10.13    Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for
           BioTime, Inc. Common Shares.+

10.14    1992 Stock Option Plan, as amended.##

10.15    Employment Agreement dated April 1, 1997 between the Company and
           Ronald S. Barkin.^

10.16    Intellectual Property Agreement between the Company and
           Ronald S. Barkin.^

10.17    Addenda to Lease Agreement between the Company and Donn Logan.**

23.1     Consent of Deloitte & Touche LLP**

27       Financial Data Schedule**

+Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1998.

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