Form 10-Q
period 1999-03-31
BIOTIME INC
filed 1999-05-17
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to__________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,819,733 common shares, no par value, as of May 11, 1998.

                          PART 1--FINANCIAL INFORMATION

         Statements  made in this  Report  that  are not  historical  facts  may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this report under Item 1 of the Notes to Financial Statements, and in BioTime's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Words such as "expects," "may," "will," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements.

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                                    March 31,        December 31,
      ASSETS                                                                           1999              1998
                                                                                  ---------------  -----------------
CURRENT ASSETS
Cash and cash equivalents                                                            $ 8,609,463       $  2,429,014
License fee receivable                                                                   250,000                  -
Prepaid expenses and other current assets                                                195,613            153,267
                                                                                  ---------------  -----------------
Total current assets                                                                   9,055,076          2,582,281

EQUIPMENT, Net of accumulated depreciation of $228,997 and $217,107                      167,227            166,474
DEPOSITS AND OTHER ASSETS                                                                 43,900             60,700
                                                                                  ---------------  -----------------
TOTAL ASSETS                                                                         $ 9,266,203       $  2,809,455
                                                                                  ===============  =================

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                      $  321,396        $   237,203
Deferred revenue - current portion                                                            --            187,500
                                                                                  ---------------  -----------------
Total current liabilities                                                                321,396            424,703

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 25,000,000 shares; issued                     26,369,110         19,022,116
 and outstanding 10,804,733 and 10,033,079
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                        (17,518,275)       (16,731,336)
                                                                                  ---------------  -----------------
Total shareholders' equity                                                             8,944,807          2,384,752
                                                                                  ---------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 9,266,203       $  2,809,455
                                                                                  ===============  =================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended                Period from Inception
                                                       March 31,                      (November 30, 1990)
                                                1999              1998                 to March 31, 1999
                                          ----------------   ---------------        -----------------------
REVENUE:
License Fee                                      437,500           125,000                      1,900,000
                                          ----------------   ---------------            -------------------

EXPENSES:
Research and development                      $ (739,484)       $ (878,422)                 $ (12,421,472)
General and administrative                      (513,450)         (390,904)                    (8,303,214)
                                          ----------------   ---------------            -------------------
Total expenses                                (1,252,934)       (1,269,326)                   (20,724,686)
                                          ----------------   ---------------            -------------------

INTEREST AND OTHER INCOME:                        28,495            72,788                      1,331,242
                                          ----------------   ---------------            -------------------

NET LOSS                                      $ (786,939)      $(1,071,538)                 $ (17,493,444)
                                          ================   ===============            ===================

BASIC AND DILUTED LOSS PER SHARE               $   (0.08)        $   (0.11)
                                          ================   ===============

COMMON AND EQUIVALENT SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED                              10,232,279         9,919,079
                                          ================   ===============

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

See notes to financial statements.                                                               (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY


(Continued)


                                       Series A Convertible                                                Deficit
                                         Preferred Shares          Common Shares                        Accumulated
                                       ---------------------  -------------------------                    During
                                        Number                  Number of              Contributed      Development
                                       of Shares    Amount       Shares       Amount     Capital           Stage
                                       ---------- ----------  ------------- ----------- -----------  -----------------
 Common shares issued for cash less                               849,327    5,491,583
 offering costs of $170,597
 Common shares issued for cash                                    490,689    1,194,488
 (exercise of options and warrants)
 Common shares warrants and options                                            105,000
 granted for service
NET LOSS                                                                                                  (3,094,210)
                                       ---------- ----------    ----------- -----------   ---------     --------------
BALANCE AT JUNE 30, 1997                   --     $   --        9,609,579  $17,625,646    $ 93,972      $(11,183,512)

Common shares issued for cash
(exercise of options)                                              337,500     887,690
Common shares warrants and options
granted for service                                                             38,050
Common shares issued for services                                      500       6,250
NET LOSS                                                                                                  (3,453,346)
                                       ---------- ----------    ----------- -----------   ---------     --------------
BALANCE AT JUNE 30,1998                    --         --         9,947,579 $18,557,636     $93,972      $(14,636,858)

Common shares issued for cash
(exercise of options and warrants)                                  84,000     395,730
Common shares options granted for
services                                                                        50,000
Common shares issued for
 services                                                            1,500      18,750
NET LOSS                                                                                                  (2,094,478)
                                       ---------- ----------    ----------- -----------   ---------     --------------
BALANCE AT DECEMBER 31, 1998               --     $   --        10,033,079 $19,022,116     $93,972      $(16,731,336)

Common shares issued for cash                                       20,000     145,000
(exercise of options) - unaudited
Common shares issued for cash (less                                751,654   7,201,994
offering costs of $126,632) -
unaudited
NET LOSS - unaudited                                                                                         (786,939)
                                       ---------- ----------    ----------- -----------   ---------     --------------
BALANCE AT MARCH 31, 1999 -                 --    $    --        10,804,733  26,369,110     $93,972      $(17,518,275)
unaudited                              ========== ==========    =========== ===========   =========     ==============

See Notes to financial statements.                                                                        (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                               Three Months Ended            Period from Inception
                                                                    March 31,                 (November 30, 1990)
                                                            1999                   1998        to March 31, 1999
                                                        ------------          -------------   --------------------
OPERATING ACTIVITIES:
Net loss                                                $ (786,939)           $(1,071,538)          $(17,493,444)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Deferred Revenue                                          (187,500)               275,000             (1,000,000)
 Depreciation                                               11,890                 14,476                228,996
Cost of Services - options and warrants                      5,000                 29,000                582,328
Supply Reserves                                                --                     --                 200,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                    --                     --                (200,000)
  Prepaid expenses and other current                       (47,346)                12,770               (185,891)
   assets
  Deposits                                                  16,800                  5,000                (43,900)
  License fee receivables                                 (250,000)                   --                (250,000)
  Accounts payable                                          84,193                (64,247)               321,396
  Deferred revenue                                                               (400,000)             1,000,000
                                                        ------------          -------------          -------------
Net cash used in operating activities                   (1,153,902)            (1,199,539)           (16,840,514)
                                                        ------------          -------------          -------------

INVESTING ACTIVITIES:
Sale of investments                                            --                     --                 197,400
Purchase of short-term investments                             --                     --              (9,946,203)
Redemption of short-term investments                           --                     --               9,934,000
Purchase of equipment and furniture                        (12,643)               (75,539)              (379,799)
                                                        ------------          -------------          -------------
Net cash used in investing activities                      (12,643)               (75,539)              (182,399)
                                                        ------------          -------------          -------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                          --                     --                 600,000
Preferred shares placement costs                               --                     --                (125,700)
Issuance of common shares for cash                       7,328,626                    --              23,701,732
Net proceeds from exercise of common share                 145,000                 99,000              3,785,278
options and
warrants
Common shares placement costs                             (126,632)                   --              (2,178,928)
Contributed capital - cash                                     --                     --                  77,547
Dividends paid on preferred shares                             --                     --                 (24,831)
Repurchase Common Shares                                       --                     --                (202,722)
                                                        ------------          -------------          -------------
Net cash provided by (used in) financing                 7,346,994                 99,000             25,632,376
activities
                                                        ------------          -------------          -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         6,180,449             (1,176,078)             8,609,463

CASH: AND CASH EQUIVALENTS:
At beginning of period                                   2,429,014              6,321,242                  --
                                                        ------------          -------------          -------------
At end of period                                       $ 8,609,463            $ 5,145,164            $ 8,609,463
                                                       =============          =============          =============

                                                                                                      (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                               Three Months Ended            Period from Inception
                                                                    March 31,                 (November 30, 1990)
                                                            1999                   1998        to March 31, 1999
                                                        ------------          -------------   --------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
                                                                                                    $  16,425
 Receipt of contributed equipment
 Issuance of common shares
  in exchange for shares of                                                                         $ 197,400
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction
Granting of options and warrants for services                                    17,750             $ 567,050
Common shares for services                                                                          $  25,000

See notes to condensed financial statements.                                                        (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


1.       GENERAL AND DEVELOPMENT STAGE ENTERPRISE

         General - BioTime, Inc. (the Company) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine. On March 31, 1999, the Company received approval from the U.S. Food and Drug Administration to market its first product, Hextend.

         The balance sheet as of March 31, 1999, the statements of operations for the three months ended March 31, 1999 and 1998 and the period from inception (November 30, 1990) to March 31, 1999, the statement of shareholders' equity for the three month period ended March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998 and the period from inception (November 30, 1990) to March 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at March 31, 1999 and for all periods presented have been made. The balance sheet as of December 31, 1998 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results anticipated for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year (six months) ended December 31, 1998.

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

         The Company's operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to, the following: the results of clinical trials of the Company's products; the Company's ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for Company products; the Company's ability to obtain additional financing and the terms of any such financing that may be obtained; the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company's products; and the availability of reimbursement for the cost of the Company's products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $17,493,444 from inception to March 31, 1999. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS 133 in its financial statements in the first quarter of the fiscal year ending December 31, 1999, with no impact on the Company's financial position, results of operations or cash flows.

3.       SHAREHOLDERS' EQUITY

         On March 9, 1999, the Company completed a subscription rights offering raising $7,328,626 (less offering costs of $126,632), through the sale of 751,654 common shares.

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

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. During the quarter ended March 31, 1999, no options were issued to consultants or employees. As of March 31, 1999, 599,000 shares were available for future grants under the Option Plan; and
         options to purchase 470,500 shares had been granted and were outstanding at exercise prices ranging from $0.66 to $18.25.


4.       LICENSE AGREEMENT

         In April 1997, BioTime and Abbott Laboratories ("Abbott") entered into an Exclusive License Agreement (the "License Agreement") under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime's proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

         Under the License Agreement, Abbott has agreed to pay the Company license fees based upon achievement of specified milestones and product sales. As of March 31, 1999, $1,900,000 of the license fees for the achievement of milestones has been earned and accrued, including revenue and the associated receivable of $250,000 recognized in the first quarter of 1999 related to the achievement of a milestone during the quarter. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of March 31, 1999 the Company had incurred a cumulative net loss of $17,493,444. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

     On March 31, 1999, the Company received approval from the U.S. Food and Drug Administration (FDA) to market Hextend, the Company's physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition often associated with blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and oncotic pressure and keeps vital organs perfused during surgery. Hextend, approved for large-volume use in major surgery, is the only blood plasma volume expander that contains hetastarch, buffer, multiple electrolytes and glucose. Hextend is also completely sterile to avoid risk of infection. The results of the Phase III clinical trials on which the regulatory approval of Hextend was based are the subject of a peer-reviewed journal (T.J. Gan et al., Anesthesia & Analgesia, 1999, Vol. 88, No. 5; 992-8).

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

         Under the License Agreement, Abbott has agreed to pay BioTime license fees based upon product sales and the achievement of certain milestones. So far, Company has earned and accrued $1,900,000 of license fee milestone payments. Up to $37,500,000 of the license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000.
In addition to the license fees, Abbott will pay BioTime a royalty on total annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis so that once the highest royalty rate for a year is determined, that rate will be paid with respect to all sales for that year. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. Based upon discussions with the Canadian Bureau of Pharmaceutical Assessment, the Company plans to file for Canadian market approval based the results of its United States clinical trials. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition process. The Company has determined that several member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

         In order to commence clinical trials for regulatory approval of new products, such as PentaLyte and HetaCool, or new therapeutic uses of Hextend, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand the present IND for additional Hextend studies. Filings with foreign regulatory agencies will be required to commence clinical trials overseas. The cost of preparing those regulatory filings and conducting those clinical trials is not presently determinable, but could be substantial. It will be necessary for the Company to obtain additional funds in order to complete any clinical trials that may begin for its new products or for new uses of Hextend. The Company plans to negotiate product licensing and marketing agreements that require overseas licensees and distributors of Company products to bear regulatory approval and clinical trial costs for their territories.

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

Results of Operations

Revenues

         From inception (November 30, 1990) through March 31, 1999, the Company recognized $1,900,000 of license fee revenues. For the three months ended March 31, 1999, the Company recognized revenues of $437,500, comprised of amortization of deferred license fees from the $1,000,000 signing payment received under the License Agreement with Abbott, and $250,000 for the achievement of a certain milestone. For the three months ended March 31, 1998, the Company recognized revenue of $125,000, comprised of amortization of deferred license fees from the signing payment. See Note 4 to the accompanying financial statements.

Operating Expenses

         From inception (November 30, 1990) through March 31, 1999, the Company incurred $12,421,472 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $739,484 for the three months ended March 31, 1999, compared to $878,422 for the three months ended March 31, 1998. The decrease in research and development expenses in 1999 is attributable primarily to a decrease in basic laboratory research projects and a focus on regulatory applications and planning new clinical trials of the Company's products. It is expected that research and development expenses will increase in the future as the Company commences additional clinical trials of Hextend in the United States and abroad, and commences clinical studies of other products.

         From inception (November 30, 1990) through March 31, 1999, the Company incurred $8,303,214 of general and administrative expenses. General and administrative expenses were $513,450 for the three months ended March 31, 1999, compared to $390,904 for the three months ended March 31, 1998. The increase in 1999 is primarily attributable to increased personnel costs, and an increase in the general operations of the Company.

Interest and Other Income

         From inception (November 30, 1990) through March 31, 1999, the Company generated $1,331,242 of interest and other income. For the three months ended March 31, 1999, the Company generated $28,495 of interest and other income, compared to $72,788 for the three months ended March 31, 1998. The decrease in interest income in 1999 is attributable to a lower average balance of cash and cash equivalents, prior to the completion of the Company's subscription rights offering on March 9, 1999.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at March 31, 1999 the Company had cash and cash equivalents of $8,609,463. On March 9, 1999, the Company completed the sale of 751,654 common shares through a subscription rights offer and raised an additional $7,328,626, before deducting expenses of the offer. The Company expects that its cash on hand will be sufficient to finance its operations beyond the next 12 months. However, additional funds may be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through royalties and licensing fees from Abbott, from licensing fees from other pharmaceutical companies, and/or additional sales of equity or debt securities. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

         Under its License Agreement with Abbott, the Company has earned and accrued $1,900,000 of license fees for signing the agreement and achieving certain milestones. Additional license fees and royalties will become payable based upon product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of March 31, 1999, December 31, 1998, or March 31, 1998.

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

10.13 Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.14    1992 Stock Option Plan, as amended.##

10.15 Employment Agreement dated April 1, 1997 between the Company and Ronald S. Barkin.^

10.16    Intellectual Property Agreement between the Company and
         Ronald S. Barkin.^

10.17    Addenda to Lease Agreement between the Company and Donn Logan.++

10.18    Amendment to Employment Agreement between the Company and
         Paul Segall.**

10.19    Amendment to Employment Agreement between the Company and
         Hal Sternberg.**

10.20    Amendment to Employment Agreement between the Company and
         Harold Waitz.**

10.21    Amendment to Employment Agreement between the Company and
         Judith Segall.**

10.22 Amendment to Employment Agreement between the Company and Victoria Bellport.**

10.23 Amendment to Employment Agreement between the Company and Ronald S. Barkin.**

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

++Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998.

** Filed herewith.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on April 5, 1999, reporting under Item 5 FDA approval of Hextend.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          BIOTIME, INC.

                                         /s/Paul Segall
Date: May 11, 1999                       -------------------------------
                                         Paul Segall
                                         Chief Executive Officer


                                         /s/Victoria Bellport
Date: May 11, 1999                       -------------------------------
                                         Victoria Bellport
                                         Chief Financial Officer

Exhibits Index

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

10.13 Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.14    1992 Stock Option Plan, as amended.##

10.15 Employment Agreement dated April 1, 1997 between the Company and Ronald S. Barkin.^

10.16    Intellectual Property Agreement between the Company and
         Ronald S. Barkin.^

10.17    Addenda to Lease Agreement between the Company and Donn Logan.++

10.18    Amendment to Employment Agreement between the Company and
         Paul Segall.**

10.19    Amendment to Employment Agreement between the Company and
         Hal Sternberg.**

10.20    Amendment to Employment Agreement between the Company and
         Harold Waitz.**

10.21    Amendment to Employment Agreement between the Company and
         Judith Segall.**

10.22 Amendment to Employment Agreement between the Company and Victoria Bellport.**

10.23 Amendment to Employment Agreement between the Company and Ronald S. Barkin.**

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

++Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998.

** Filed herewith.