Form 10-Q
period 1999-06-30
BIOTIME INC
filed 1999-08-13
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,819,733 common shares, no par value, as of August 11, 1999.

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

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                              June 30,         December 31,
      ASSETS                                                                   1999               1998
                                                                          ---------------  -----------------
CURRENT ASSETS
Cash and cash equivalents                                                 $    7,155,075   $      2,429,014
License fee receivable                                                           850,000                  -
Prepaid expenses and other current assets                                        138,548            153,267
                                                                          ---------------  -----------------
Total current assets                                                           8,143,623          2,582,281

EQUIPMENT, Net of accumulated depreciation of $242,931 and $217,107              194,409            166,474
DEPOSITS AND OTHER ASSETS                                                         26,900             60,700
                                                                          ---------------  -----------------
TOTAL ASSETS                                                              $    8,364,932   $      2,809,455
                                                                          ===============  =================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                          $      268,281    $       237,203
Deferred revenue - current portion                                                 --               187,500
                                                                          ---------------  -----------------
Total current liabilities                                                        268,281            424,703

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 10,819,733 and 10,033,079                                    26,511,548       19,022,116
Contributed Capital                                                               93,972           93,972
Deficit accumulated during development stage                                 (18,508,869)     (16,731,336)
                                                                          ---------------  -----------------
Total shareholders' equity                                                     8,096,651        2,384,752
                                                                          ---------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    8,364,932   $    2,809,455
                                                                          ===============  =================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                 Period from Inception
                                     Three Months Ended               Six Months Ended           (November 30, 1990) to
                              June 30, 1999     June 30, 1998   June 30, 1999   June 30, 1998         June 30, 1999
                            ----------------   ---------------  -------------   ------------     ----------------------

REVENUE:
License fee                  $       600,000    $      375,000   $  1,037,500    $    500,000      $    2,500,000
                             ----------------   ---------------  -------------   -------------     ---------------

EXPENSES:

Research and development          (1,072,522)         (627,805)    (1,812,006)     (1,506,227)        (13,493,994)
General and administrative          (599,502)         (568,068)    (1,112,952)       (958,972)         (8,902,716)
                             ----------------   ---------------  -------------   -------------     ---------------
Total expenses                    (1,672,024)       (1,195,873)    (2,924,958)     (2,465,199)        (22,396,710)
                             ----------------   ---------------  -------------   -------------     ---------------

INTEREST AND OTHER INCOME:            81,430            58,863        109,925         131,651           1,412,672
                             ----------------   ---------------  -------------   -------------     ---------------

NET LOSS                     $      (990,594)   $     (762,010)  $ (1,777,533)   $ (1,833,548)     $  (18,484,038)
                             ================   ===============  =============   =============     ===============

BASIC AND DILUTED
LOSS PER SHARE               $         (0.09)   $        (0.08)  $      (0.17)   $      (0.18)
                             ================   ===============  =============   =============
COMMON AND EQUIVALENT
SHARES USED IN
COMPUTING PER SHARE
AMOUNTS:

BASIC AND DILUTED                 10,816,766         9,943,623     10,526,137       9,931,513
                             ================   ===============  =============   =============

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Series A Convertible                                             Deficit
                                       Preferred Shares         Common Shares                        Accumulated
                                    ----------------------  -----------------------                    During
                                      Number                 Number                   Contributed    Development
                                    of Shares     Amount     of Shares   Amount         Capital         Stage
                                    ----------  ----------  ----------  ------------  -----------  --------------
BALANCE, November 30, 1990
 (date of inception)                    -           -           -           -              -             -
NOVEMBER 1990
 Common shares issued for cash                              1,312,761    $      263
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at
  fair value                                                1,050,210       137,400
 Contributed equipment at
  appraised value                                                                       $  16,425
 Contributed cash                                                                          77,547
MAY 1991:
 Common shares issued for cash
  less offering costs                                         101,175        54,463
 Common shares issued for stock
  of a separate entity at fair
  value                                                       100,020        60,000
JULY 1991:
 Common shares issued for
  services performed                                           30,000        18,000
AUGUST-DECEMBER 1991
 Preferred shares issued for
  cash less offering costs of
  $125,700                           360,000      474,300
MARCH 1992:
 Common shares issued for
  cash less offering costs of
  $1,015,873                                                2,173,500     4,780,127
 Preferred shares converted
  into common shares                (360,000)    (474,300)    360,000       474,300
 Dividends declared and paid
  on preferred shares                                                                               $    (24,831)
MARCH  1994:
 Common shares issued for cash
  less offering  costs of  $865,826                         2,805,600     3,927,074
JANUARY-JUNE 1995:
 Common shares repurchased
  with cash                                                  (253,800)     (190,029)

NET LOSS SINCE INCEPTION                                                                              (6,099,136)
                                    ----------  ----------  ----------  ------------  -----------  --------------
BALANCE AT JUNE 30, 1995            $    -      $    -      7,679,466     9,261,598   $   93,972    $ (6,123,967)

 Common shares issued for cash
  (exercise of options and
  warrants)                                                    496,521    1,162,370
 Common shares issued for cash
  (lapse of recision)                                          112,176       67,300
 Common shares repurchased with
  cash                                                         (18,600)     (12,693)
 Common shares warrants and
  options granted for services                                              356,000

NET LOSS                                                                                              (1,965,335)
                                    ----------  ----------  ----------  ------------ ------------   -------------
BALANCE AT JUNE 30, 1996                -      $     -       8,269,563   10,834,575      93,972       (8,089,302)

See notes to financial statements.                                                          (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Series A Convertible                                             Deficit
                                       Preferred Shares         Common Shares                        Accumulated
                                    ----------------------  -----------------------                    During
                                      Number                 Number                   Contributed    Development
                                    of Shares     Amount     of Shares   Amount         Capital        Stage
                                    ----------  ----------  ----------  ------------  -----------  --------------
 Common shares issued for cash less
  offering costs of $170,597                                    849,327    5,491,583
 Common shares issued for cash
  (exercise of options and warrants)                            490,689    1,194,488
 Common shares warrants and options
  granted for service                                                        105,000

NET LOSS                                                                                              (3,094,210)
                                    ----------  ----------   ----------- -----------  -----------  --------------
BALANCE AT JUNE 30, 1997                -       $    -        9,609,579  $17,625,646   $   93,972   $ (11,183,512)

 Common shares issued for cash
  (exercise of options)                                         337,500      887,690
 Common shares warrants and options
  granted for service                                                         38,050
 Common shares issued for services                                  500        6,250

NET LOSS                                                                                              (3,453,346)
                                    ---------- ----------    ----------- -----------  -----------  --------------
BALANCE AT JUNE 30,1998                 -      $    -         9,947,579  $18,557,636   $  93,972   $ (14,636,858)

 Common shares issued for cash
  (exercise of options and warrants)                             84,000      395,730
 Common shares options granted for
  services                                                                    50,000
 Common shares issued for
  services                                                        1,500       18,750

NET LOSS                                                                                              (2,094,478)
                                    ---------- ----------    ----------- -----------  -----------  --------------
BALANCE AT DECEMBER 31, 1998             -     $    -        10,033,079  $19,022,116  $  93,972    $ (16,731,336)

 Common shares issued for cash
  (exercise of options) - unaudited                              35,000      195,850
 Common shares issued for cash (less
  offering costs of $128,024) -
  unaudited                                                     751,654    7,200,602

NET LOSS - unaudited                                                                                  (1,777,533)
                                    ---------- ----------    ----------- -----------  -----------  --------------
BALANCE AT JUNE 30, 1999 - unaudited     -     $    -         10,819,733 $26,511,548  $  93,972    $ (18,508,869)
                                    ========== ==========    =========== ============ ===========  ==============

See Notes to financial statements.                                                                        (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Period from Inception
                                                                  Six Months Ended                    (November 30, 1990)
                                                            1999                  1998                   to June 30,1999
                                                        ------------          -------------           --------------------
OPERATING ACTIVITIES:
Net loss                                                $(1,777,533)          $ (1,833,548)              $    (18,484,038)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Deferred Revenue                                          (187,500)               150,000                     (1,000,000)
 Depreciation                                                25,824                 25,654                        242,931
 Cost of Services - options and warrants                     92,980                 16,475                        680,308
 Supply Reserves                                                -                     -                           200,000
Changes in operating assets and liabilities:
 License fee receivables                                   (850,000)                  -                          (850,000)
 Research and development supplies on hand                      -                     -                          (200,000)
 Prepaid expenses and other current assets                    4,719                 21,370                       (133,826)
 Deposits                                                    33,800                (75,000)                       (26,900)
 Accounts payable                                            31,078               (143,708)                       268,281
 Deferred revenue                                                                 (400,000)                     1,000,000
                                                        ------------          -------------                  -------------
Net cash used in operating activities                    (2,626,632)            (2,238,757)                   (18,303,244)
                                                        ------------          -------------                  -------------

INVESTING ACTIVITIES:
 Sale of investments                                           -                      -                           197,400
 Purchase of short-term investments                            -                      -                        (9,946,203)
 Redemption of short-term investments                          -                      -                         9,946,203
 Purchase of equipment and furniture                        (53,759)               (89,264)                      (420,915)
                                                        ------------          -------------                  -------------
Net cash used in investing activities                       (53,759)               (89,264)                      (223,515)
                                                        ------------          -------------                  -------------

FINANCING ACTIVITIES:
 Issuance of preferred shares for cash                         -                      -                           600,000
 Preferred shares placement costs                              -                      -                          (125,700)
 Issuance of common shares for cash                       7,328,626                   -                        23,701,732
 Common shares placement costs                             (128,024)                  -                        (2,180,320)
 Net proceeds from exercise of common share
  options and warrants                                      195,850                 112,560                     3,836,128
 Contributed capital - cash                                    -                      -                            77,547
 Dividends paid on preferred shares                            -                      -                           (24,831)
 Repurchase Common Shares                                      -                      -                          (202,722)
                                                        ------------          -------------                  -------------
Net cash provided by (used in) financing
 activities                                               7,396,452                112,560                     25,681,834
                                                        ------------          -------------                  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          4,726,061             (2,215,461)                     7,155,075

CASH AND CASH EQUIVALENTS:
 At beginning of period                                   2,429,014              6,321,242                           --
                                                        ------------          -------------                   -------------
 At end of period                                       $ 7,155,075            $ 4,105,781                    $ 7,155,075
                                                        ============          =============                   =============

                                                                                                                     (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Period from Inception
                                                                  Six Months Ended                    (November 30, 1990)
                                                            1999                  1998                   to June 30,1999
                                                        ------------          -------------           --------------------
NONCASH FINANCING AND INVESTING ACTIVITIES:

 Receipt of contributed equipment                                                                        $       16,425
 Issuance of common shares in exchange
  for shares of common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                                   197,400

 Granting of options and warrants for services          $   92,980            $     27,750               $      660,030
 Common shares for services                                                                              $       25,000

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

        The balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998 and the period from inception (November 30, 1990) to June 30, 1999, the statement of shareholders' equity for the six month period ended June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998 and the period from inception (November 30, 1990) to June 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at June 30, 1999 and for all periods presented have been made. The balance sheet as of December 31, 1998 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results anticipated for the full year.

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

        Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $18,484,038 from inception to June 30, 1999. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.


2.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2001.


3.       SHAREHOLDERS' EQUITY

        On March 9, 1999, the Company completed a subscription rights offering raising $7,328,626 (less offering costs of $128,024), through the sale of 751,654 common shares.

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

        Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. During the quarter ended June 30, 1999, 20,000 options were issued to directors and 63,000 options to consultants. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($600,000 at June 30, 1999), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the quarter ended June 30, 1999 was $68,000. The fair value the remaining options granted to a consultant to purchase 3,000 common shares ($25,000) was recognized during the quarter as the options were vested when granted. As of June 30, 1999, 504,000 shares were available for future grants under the Option Plan; and options to purchase 530,500 shares had been granted and were outstanding at exercise prices ranging from $0.66 to $18.25.


4.      LICENSE AGREEMENT

        In April 1997, BioTime and Abbott Laboratories ("Abbott") entered into an Exclusive License Agreement (the "License Agreement") under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime's proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

        Under the License Agreement, Abbott has agreed to pay the Company license fees based upon achievement of specified milestones and product sales. As of June 30, 1999, $2,500,000 of the license fees for the achievement of milestones has been earned and accrued, including revenue and associated receivables of $250,000 recognized in the first quarter of 1999, and $600,000 recognized in the second quarter of 1999 related to the achievement of milestones during these quarters. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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


6.       SUBSEQUENT EVENT

        On July 15, 1999, the Company established the "BioTime Endowment for the Study of Aging and Low-Temperature Medicine" (the "Endowment") at the University of California at Berkeley. This endowment will support the research activities of faculty and researchers in the areas of aging and low temperature medicine. The initial term of the Endowment shall be for ten years, and upon review, may be renewed every five years thereafter. The Company funded the Endowment with $65,000 in cash and a warrant to the University to purchase 40,000 of the Company's common shares for $0.50 per share. At July 15, 1999, the Company estimated the fair value of the warrant to be approximately $550,000. The warrant will expire on August 14, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of June 30, 1999 the Company had incurred a cumulative net loss of $18,484,038. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

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

         BioTime has granted to Abbott Laboratories an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery or the replacement of substantially all of a patient's circulating blood volume. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products.

         Under the License Agreement, Abbott has agreed to pay BioTime license fees based upon product sales and the achievement of certain milestones. As of June 30, 1999, the Company has earned and accrued $2,500,000 of license fee milestone payments. Up to $37,500,000 of the license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. In addition to the license fees, Abbott will pay BioTime a royalty on total annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis so that once the highest royalty rate for a year is determined, that rate will be paid with respect to all sales for that year. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

         Abbott began marketing Hextend in the United States during the third quarter of 1999. BioTime expects sales of Hextend to ramp up over a period of months, as Abbott implements its marketing plans, including educational presentations for its sales force and physicians, explaining the benefits of using Hextend in the operating room.

         The Company intends to enter global markets through licensing agreements with overseas pharmaceutical companies. By licensing its products abroad, the Company will avoid the capital costs and delays inherent in acquiring or establishing its own pharmaceutical manufacturing facilities and establishing an international marketing organization. A number of pharmaceutical companies in Europe, Asia and other markets around the world have expressed their interest in obtaining licenses to manufacture and market the Company's products. The Company is continuing to meet with representatives of interested companies and is approaching agreement to license its products in certain parts of the world.

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. Based upon discussions with the Canadian Bureau of Pharmaceutical Assessment, the Company plans to file for Canadian market approval based on the results of its United States clinical trials. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition process. The Company has determined that several member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

         On July 15, 1999, the Company established the "BioTime Endowment for the Study of Aging and Low-Temperature Medicine" at the University of California at Berkeley and Lawrence Berkeley National Laboratory. This endowment will support the research activities of faculty and researchers in the areas of aging and low temperature medicine. BioTime sees a need for its products in the treatment of geriatric patients and also maintains an active reasearch program in hypothermic medicine.

         BioTime is currently conducting a clinical study at the University College of London Hospitals involving elderly patients undergoing major elective surgery in which large quantities of blood are often lost. In this study, patients are being treated with BioTime's Hextend plasma volume expander and other fluids designed to replace lost blood volume. The goal of the study is to determine whether administering physiologically-balanced plasma expanders such as Hextend can contribute to better outcomes in older patients. This study is approximately two-thirds complete based upon the expected number of patients that will participate in the trial.

         BioTime is also planning clinical studies of products for hypothermic surgery. BioTime is preparing a protocol for the use of HetaCool (a modified formulation of Hextend) to replace a portion of a patient's blood volume at temperatures ranging from 12 to 20 degrees Celsius. When the protocol is completed and approved by physicians who may participate in clinical trials, BioTime plans to submit the protocol to the FDA as part of an amendment to BioTime's Hextend IND. The amendment will seek permission to conduct clinical trials of HetaCool as a blood volume replacement solution in low temperature surgeries for the correction of aneurysms, and for the use of Hextend as a priming solution for cardio-pulmonary bypass pumps. Aneurysms are vascular disorders that are often found in patients suffering from aging-related cardiovascular disease.

         After surgical procedures have been performed in the 12 to 20 degree Celsius temperature range, BioTime plans to conduct additional clinical studies in which HetaCool will be used to replace all of the patient's circulating blood volume at near-freezing temperatures in aneurysm surgery. BioTime has developed techniques to permit cardiovascular surgery while the patient is maintained in a state of circulatory arrest at near freezing temperatures. These techniques have been successfully used to maintain dogs and pigs in a state of circulatory arrest for periods ranging from one hour to more than two hours, and hamsters for more than six hours.

         A preliminary clinical trial protocol for the use of PentaLyte as a plasma volume expander is also being written, and BioTime is preparing to file an IND application for this product as well.

         The cost of preparing regulatory filings and conducting clinical trials is not presently determinable, but could be substantial. It will be necessary for the Company to obtain additional funds in order to complete any clinical trials that may begin for its new products or for new uses of Hextend. The Company plans to negotiate product licensing and marketing agreements that require overseas licensees and distributors of Company products to bear regulatory approval and clinical trial costs for their territories.

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

         During the quarter ended June 30, 1999, the Company began leasehold improvements of additional space at its facility to increase laboratory and regulatory capabilities.


Year 2000 Considerations

         The year 2000 issue is a result of computer programs which were written with two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer programs written using only two digits may recognize the year 2000 as 1900. This could result in a system failure or miscalculations causing disruption of operations.

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


Results of Operations

Revenues

         From inception (November 30, 1990) through June 30, 1999, the Company recognized $2,500,000 of license fee revenues. For the three months ended June 30, 1999, the Company recognized revenue of $600,000 for the achievement of certain milestones. For the six months ended June 30, 1999, the Company of recognized revenues of $1,037,500 as compared to $500,000 for the six months ended June 30, 1998, as additional license fee milestones were achieved in 1999. See Note 4 to the accompanying financial statements.

Operating Expenses

         From inception (November 30, 1990) through June 30, 1999, the Company incurred $13,493,994 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $1,072,522 for the three months ended June 30, 1999, compared to $627,805 for the three months ended June 30, 1998. Additionally, research and development expenses increased to $1,812,006 for the six months ended June 30, 1999, from $1,506,227 for the six months ended June 30, 1998. The increase in research and development expenses is attributable to an increase in basic laboratory research projects, and commencement of a clinical trial of Hextend in the United Kingdom in January 1999. It is expected that research and development expenses will increase in the future as the Company commences additional clinical trials of Hextend in the United States and abroad, and commences clinical studies of other products.

         From inception (November 30, 1990) through June 30, 1999, the Company incurred $8,902,716 of general and administrative expenses. General and administrative expenses were $599,502 for the three months ended June 30, 1999, compared to $568,068 for the three months ended June 30, 1998. General and administrative expenses also increased to $1,112,952 for the six months ended June 30, 1999, from $958,972 for the six months ended June 30, 1998. The increase is primarily attributable to increased personnel costs and an increase in the general operations of the Company.

Interest and Other Income

         From inception (November 30, 1990) through June 30, 1999, the Company generated $1,412,672 of interest and other income. For the three months ended June 30, 1999, the Company generated $81,430 of interest and other income, compared to $58,863 for the three months ended June 30, 1998. The increase in interest income in 1999 is attributable to an increase in cash and cash equivalents from completion of the Company's subscription rights offering on March 9, 1999. The interest and other income generated decreased to $109,925, for the six months ended June 30, 1999, from $131,651 for the six months ended June 30, 1998. The decrease in interest and other income during the six months ended June 30, 1999 is attributable to lower average cash balances during that six month period.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at June 30, 1999 the Company had cash and cash equivalents of $7,155,075. On March 9, 1999, the Company completed the sale of 751,654 common shares through a subscription rights offer and raised an additional $7,328,626, before deducting expenses of the offer. The Company expects that its cash on hand will be sufficient to finance its operations beyond the next 12 months. However, additional funds may be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through royalties and licensing fees from Abbott, from licensing fees from other pharmaceutical companies, and/or additional sales of equity or debt securities. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

         Under its License Agreement with Abbott, the Company has earned and accrued $2,500,000 of license fees for signing the agreement and achieving certain milestones. Additional license fees and royalties will become payable based upon product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of June 30, 1999, December 31, 1998, or June 30, 1998.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Numbers             Description
--------            -----------
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

10.14    1992 Stock Option Plan, as amended.##

10.15    Employment Agreement dated April 1, 1997 between the Company and Ronald
         S. Barkin.^

10.16    Intellectual Property Agreement between the Company and Ronald S.
         Barkin.^

10.17    Addenda to Lease Agreement between the Company and Donn Logan.++

10.18    Amendment to Employment Agreement between the Company and Paul
         Segall.^^

10.19    Amendment to Employment Agreement between the Company and Hal
         Sternberg.^^

10.20    Amendment to Employment Agreement between the Company and Harold
         Waitz.^^

10.21    Amendment to Employment Agreement between the Company and Judith
         Segall.^^

10.22 Amendment to Employment Agreement between the Company and Victoria Bellport.^^

10.23 Amendment to Employment Agreement between the Company and Ronald S. Barkin.^^

10.24    Exclusive License Agreement between Abbott Laboratories and
         BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.25 Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc.(Portions of this exhibit have been omitted pursuant to a request for confidential treatment).**

27       Financial Data Schedule**


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

^^ Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

### Incorporated by reference to the Company's Form 8-K, filed April 24, 1997.

** Filed herewith.


(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended June 30, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          BIOTIME, INC.

                                            /s/Paul Segall
Date: August 11, 1999                       ---------------------------
                                            Paul Segall
                                            Chief Executive Officer


                                            /s/Victoria Bellport
Date: August 11, 1999                       ----------------------------
                                            Victoria Bellport
                                            Chief Financial Officer

Exhibits Index


Exhibit
Numbers             Description
--------            -----------

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

10.14    1992 Stock Option Plan, as amended.##

10.15    Employment Agreement dated April 1, 1997 between the Company and Ronald
         S. Barkin.^

10.16    Intellectual Property Agreement between the Company and Ronald S.
         Barkin.^

10.17    Addenda to Lease Agreement between the Company and Donn Logan.++

10.18    Amendment to Employment Agreement between the Company and Paul
         Segall.^^

10.19    Amendment to Employment Agreement between the Company and Hal
         Sternberg.^^

10.20    Amendment to Employment Agreement between the Company and Harold
         Waitz.^^

10.21    Amendment to Employment Agreement between the Company and Judith
         Segall.^^

10.22 Amendment to Employment Agreement between the Company and Victoria Bellport.^^

10.23 Amendment to Employment Agreement between the Company and Ronald S. Barkin.^^

10.24    Exclusive License Agreement between Abbott Laboratories and
         BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.25 Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc.(Portions of this exhibit have been omitted pursuant to a request for confidential treatment).**

27       Financial Data Schedule**


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

^^ Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

### Incorporated by reference to the Company's Form 8-K, filed April 24, 1997.

** Filed herewith.
                                       24