Form 10-Q
period 1999-09-30
BIOTIME INC
filed 1999-11-12
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to________________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,860,522 common shares, no par value, as of November 10, 1999.

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

Item 1. Financial Statements
                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                            September 30,     December 31,
      ASSETS                                                                   1999              1998
                                                                          ---------------  -----------------
CURRENT ASSETS
Cash and cash equivalents                                                   $   6,602,031   $      2,429,014
Prepaid expenses and other current assets                                          95,140            153,267
                                                                            ---------------  -----------------
Total current assets                                                            6,697,171          2,582,281

EQUIPMENT, Net of accumulated depreciation of $258,835 and $217,107               249,974            166,474
DEPOSITS AND OTHER ASSETS                                                           9,900             60,700
                                                                            ---------------  -----------------
TOTAL ASSETS                                                                $   6,957,045    $     2,809,455
                                                                            ===============  =================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                            $     487,564     $      237,203
Deferred revenue - current portion                                                  --               187,500
                                                                            ---------------  -----------------
Total current liabilities                                                         487,564            424,703

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 10,860,522 and 10,033,079                                     27,138,966         19,022,116
Contributed Capital                                                                93,972             93,972
Deficit accumulated during development stage                                  (20,763,457)       (16,731,336)
                                                                            ---------------  -----------------
Total shareholders' equity                                                      6,469,481          2,384,752
                                                                            ---------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   6,957,045      $   2,809,455
                                                                            ===============  =================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                              Period from
                                         Three Months Ended                  Nine Months Ended             Inception (November
                                 September 30,      September 30,      September 30,    September 30,         30, 1990) to
                                     1999               1998               1999             1998           September 30, 1999
                             ------------------ ------------------ ------------------ -----------------    --------------------
REVENUE:
License fee                  $          --      $       125,000    $     1,037,500    $     625,000        $    2,500,000
                             ------------------ ------------------ -----------------  ------------------     ---------------

EXPENSES:
Research and development          (1,957,094)          (930,418)        (3,769,100)      (2,436,645)          (15,451,088)
General and administrative          (383,913)          (380,453)        (1,496,865)      (1,339,425)           (9,286,629)
                              ------------------ ------------------ ----------------- -------------------    ---------------
Total expenses                    (2,341,007)        (1,310,871)        (5,265,965)      (3,776,070)          (24,737,717)
                              ------------------ ------------------ ----------------- ------------------     ---------------
INTEREST AND OTHER INCOME:            86,419             48,129            196,344          179,780             1,499,091
                              ------------------ ------------------ ----------------- ------------------     ---------------

NET LOSS                      $   (2,254,588)    $   (1,137,742)    $    (4,032,121)  $  (2,971,290)        $ (20,738,626)
                              ================== ================== ================= ==================     ===============
BASIC AND DILUTED LOSS
PER SHARE                     $       (0.21)     $        (0.11)    $         (0.38)  $       (0.30)
                              ================== ================== ================= ==================

COMMON AND EQUIVALENT
SHARES USED IN
COMPUTING PER SHARE AMOUNTS:

BASIC AND DILUTED                  10,823,754          9,985,525         10,626,433        9,919,268
                              ================== ================== ================= ==================

See notes to condensed financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Series A Convertible                                             Deficit
                                       Preferred Shares         Common Shares                        Accumulated
                                    ----------------------  -----------------------                    During
                                      Number                 Number                   Contributed    Development
                                    of Shares     Amount     of Shares   Amount         Capital         Stage
                                    ----------  ----------  ----------  ------------  -----------  --------------
BALANCE, November 30, 1990
 (date of inception)                    -           -           -           -              -             -
NOVEMBER 1990
 Common shares issued for cash                              1,312,758    $      263
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at
  fair value                                                1,050,210       137,400
 Contributed equipment at
  appraised value                                                                       $  16,425
 Contributed cash                                                                          77,547
MAY 1991:
 Common shares issued for cash
  less offering costs                                         101,175        54,463
 Common shares issued for stock
  of a separate entity at fair
  value                                                       100,020        60,000
JULY 1991:
 Common shares issued for
  services performed                                           30,000        18,000
AUGUST-DECEMBER 1991
 Preferred shares issued for
  cash less offering costs of
  $125,700                           360,000      474,300
MARCH 1992:
 Common shares issued for
  cash less offering costs of
  $1,015,873                                                2,173,500     4,780,127
 Preferred shares converted
  into common shares                (360,000)    (474,300)    360,000       474,300
 Dividends declared and paid
  on preferred shares                                                                               $    (24,831)
MARCH  1994:
 Common shares issued for cash
  less offering  costs of  $865,826                         2,805,600     3,927,074
JANUARY-JUNE 1995:
 Common shares repurchased
  with cash                                                  (253,800)     (190,029)

NET LOSS SINCE INCEPTION                                                                              (6,099,136)
                                    ----------  ----------  ----------  ------------  -----------  --------------
BALANCE AT JUNE 30, 1995            $    -      $    -      7,679,463     9,261,598   $   93,972    $ (6,123,967)

 Common shares issued for cash
  (exercise of options and
  warrants)                                                    496,521    1,162,370
 Common shares issued for cash
  (lapse of recision)                                          112,176       67,300
 Common shares repurchased with
  cash                                                         (18,600)     (12,693)
 Common shares warrants and
  options granted for services                                              356,000

NET LOSS                                                                                              (1,965,335)
                                    ----------  ----------  ----------  ------------ ------------   -------------
BALANCE AT JUNE 30, 1996                -      $     -       8,269,560   10,834,575      93,972       (8,089,302)

See notes to financial statements.                                                          (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Series A Convertible                                             Deficit
                                       Preferred Shares         Common Shares                        Accumulated
                                    ----------------------  -----------------------                    During
                                      Number                 Number                   Contributed    Development
                                    of Shares     Amount     of Shares   Amount         Capital        Stage
                                    ----------  ----------  ----------  ------------  -----------  --------------
 Common shares issued for cash less
  offering costs of $170,597                                    849,327    5,491,583
 Common shares issued for cash
  (exercise of options and warrants)                            490,689    1,194,488
 Common shares warrants and options
  granted for service                                                        105,000

NET LOSS                                                                                              (3,094,210)
                                    ----------  ----------   ----------- -----------  -----------  --------------
BALANCE AT JUNE 30, 1997                -       $    -        9,609,576  $17,625,646   $   93,972   $ (11,183,512)

 Common shares issued for cash
  (exercise of options)                                         337,500      887,690
 Common shares warrants and options
  granted for service                                                         38,050
 Common shares issued for services                                  500        6,250

NET LOSS                                                                                              (3,453,346)
                                    ---------- ----------    ----------- -----------  -----------  --------------
BALANCE AT JUNE 30,1998                 -      $    -         9,947,576  $18,557,636   $  93,972   $ (14,636,858)

 Common shares issued for cash
  (exercise of options and warrants)                             84,000      395,730
 Common shares options granted for
  services                                                                    50,000
 Common shares issued for
  services                                                        1,500       18,750

NET LOSS                                                                                              (2,094,478)
                                    ---------- ----------    ----------- -----------  -----------  --------------
BALANCE AT DECEMBER 31, 1998             -     $    -        10,033,076  $19,022,116  $  93,972    $ (16,731,336)

 Common shares issued for cash
  (less offering costs of $128,024)
  - unaudited                                                   751,654    7,200,602
 Common shares issued for cash
  (exercise of options and warrants)
   - unaudited                                                   75,000      215,850
 Common shares issued for services -
  unaudited                                                         792        9,900
 Warrant granted for donation
  - unaudited                                                                552,000
 Options granted for services
  - unaudited                                                                138,498

NET LOSS - unaudited                                                                                  (4,032,121)
                                    ---------- ----------    ----------- -----------  -----------  --------------
BALANCE AT JUNE 30, 1999 - unaudited     -     $    -         10,860,522 $27,138,966  $  93,972    $ (20,763,457)
                                    ========== ==========    =========== ============ ===========  ==============

See Notes to financial statements.                                                                        (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                      Period from Inception
                                                                 Nine Months Ended                    (November 30, 1990)
                                                            1999                  1998                to September 30,1999
                                                        ------------          -------------           --------------------
OPERATING ACTIVITIES:
Net loss                                                $(4,032,121)          $ (2,971,290)              $    (20,738,626)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Deferred Revenue                                          (187,500)                25,000                     (1,000,000)
 Depreciation                                                41,727                 40,703                        258,834
 Cost of Services - options and warrants                    163,120                 83,975                        740,448
 Cost of Donation - warrants                                552,000                                               552,000
 Supply Reserves                                                -                     -                           200,000
Changes in operating assets and liabilities:
 Research and development supplies on hand                      -                     -                          (200,000)
 Prepaid expenses and other current assets                   43,406                 55,171                        (95,139)
 Deposits                                                    50,800                (53,278)                        (9,900)
 Accounts payable                                           250,361               (195,911)                       487,564
 Deferred revenue                                              -                  (400,000)                     1,000,000
                                                        ------------          -------------                  -------------
Net cash used in operating activities                    (3,118,207)            (3,415,630)                   (18,804,819)
                                                        ------------          -------------                  -------------

INVESTING ACTIVITIES:
 Sale of investments                                           -                      -                           197,400
 Purchase of short-term investments                            -                      -                        (9,946,203)
 Redemption of short-term investments                          -                      -                         9,946,203
 Purchase of equipment and furniture                       (125,228)               (90,562)                      (492,384)
                                                        ------------          -------------                  -------------
Net cash used in investing activities                      (125,228)               (90,562)                      (294,984)
                                                        ------------          -------------                  -------------

FINANCING ACTIVITIES:
 Issuance of preferred shares for cash                         -                      -                           600,000
 Preferred shares placement costs                              -                      -                          (125,700)
 Issuance of common shares for cash                       7,328,626                   -                        23,701,732
 Common shares placement costs                             (128,024)                  -                        (2,180,320)
 Net proceeds from exercise of common share
  options and warrants                                      215,850                487,950                      3,856,128
 Contributed capital - cash                                    -                      -                            77,547
 Dividends paid on preferred shares                            -                      -                           (24,831)
 Repurchase Common Shares                                      -                      -                          (202,722)
                                                        ------------          -------------                  -------------
Net cash provided by (used in) financing
 activities                                               7,416,452                487,950                     25,701,834
                                                        ------------          -------------                  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          4,173,017             (3,018,242)                     6,602,031

CASH AND CASH EQUIVALENTS:
 At beginning of period                                   2,429,014              6,321,242                           --
                                                        ------------          -------------                   -------------
 At end of period                                       $ 6,602,031            $ 3,303,000                    $ 6,602,031
                                                        ============          =============                   =============

                                                                                                                (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Period from Inception
                                                                 Nine Months Ended                    (November 30, 1990)
                                                            1999                  1998                to September 30,1999
                                                        ------------          -------------           --------------------
NONCASH FINANCING AND INVESTING ACTIVITIES:

 Receipt of contributed equipment                                                                        $       16,425
 Issuance of common shares in exchange
  for shares of common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                            $      197,400
 Granting of options and warrants for services          $  138,498            $     88,050               $      705,548
 Common shares for services                             $    9,900            $      8,450               $       34,900
 Granting of warrant for donation                       $  552,000                                       $      552,000

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

        The balance sheet as of September 30, 1999, the statements of operations for the three and six months ended September 30, 1999 and 1998 and the period from inception (November 30, 1990) to September 30, 1999, the statement of shareholders' equity for the six month period ended September 30, 1999, and the statements of cash flows for the six months ended September 30, 1999 and 1998 and the period from inception (November 30, 1990) to September 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at September 30, 1999 and for all periods presented have been made. The balance sheet as of December 31, 1998 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results anticipated for the full year.

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

        Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $20,738,626 from inception to September 30, 1999. The successful completion of the
        Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

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

        On July 15, 1999, the Company established the "BioTime Endowment for the Study of Aging and Low-Temperature Medicine" (the "Endowment") at the University of California at Berkeley. The endowment will support the research activities of faculty and researchers in the areas of aging and low temperature medicine. The initial term of the Endowment shall be for ten years, and upon review, renewed every five years thereafter. The Company funded the Endowment with $65,000 in cash and a warrant to the University to purchase 40,000 of the Company's common shares for $0.50 per share. On September 23, 1999, the University of California at Berkeley exercised its warrant for 40,000 shares. The fair value of the warrant, estimated to be approximately $552,000, was recognized in research and development expenses during the quarter.

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

        Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($460,000 at September 30, 1999), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the quarter ended September 30, 1999 was approximately $46,000. No options were granted during the quarter ended September 30, 1999. As of September 30, 1999, 504,000 shares were available for future grants under the Option Plan; and options to purchase 530,500 shares had been granted and were outstanding at exercise prices ranging from $0.66 to $18.25.


4.      LICENSE AGREEMENT

        In April 1997, BioTime and Abbott Laboratories ("Abbott") entered into an Exclusive License Agreement (the "License Agreement") under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime's proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

        Under the License Agreement, Abbott has agreed to pay the Company license fees based upon achievement of specified milestones and product sales. As of September 30, 1999, $2,500,000 of the license fees for the achievement of milestones has been earned and paid. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of September 30, 1999 the Company had incurred a cumulative net loss of $20,738,626. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

         On March 31, 1999, the Company received approval from the U.S. Food and Drug Administration (FDA) to market Hextend, the Company's physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition often associated with blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and oncotic pressure and keeps vital organs perfused during surgery. Hextend, approved for large-volume use in major surgery, is the only blood plasma volume expander that contains hetastarch, buffer, multiple electrolytes and glucose. Hextend is also completely sterile to avoid risk of infection. Health insurance reimbursements and HMO coverage of surgical procedures now include the cost of Hextend when used.

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

         Under the License Agreement, Abbott paid BioTime $2,500,00 license fees based upon the achievement of certain milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. In addition to the license fees, Abbott will pay BioTime a royalty on total annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis so that once the highest royalty rate for a year is determined, that rate will be paid with respect to all sales for that year. Abbott's obligation to pay royalties on sales of

Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. Abbott has also agreed to manufacture Hextend for sale by BioTime in the event that Abbott's exclusive license is terminated prior to expiration.

         Hextend is designed to compete with and to replace flawed older products such as albumin and other colloid solutions, as well as crystalloid solutions, that have been used to maintain fluid volume and blood pressure during surgery. Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons and hospital pharmacists. Abbott's marketing plans for Hextend include, in addition to advertisements in medical journals, educational presentations for its sales force and physicians explaining the various benefits of using Hextend. Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies.

         As part of the marketing program, Abbott and the Company will finance a number of limited medical studies comparing outcomes of patients receiving Hextend and patients receiving other products during surgery. It will take time to complete these studies and publish the results. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for Hextend and sales by Abbott.

         The Company intends to enter global markets through licensing agreements with overseas pharmaceutical companies. By licensing its products abroad, the Company will avoid the capital costs and delays inherent in acquiring or establishing its own pharmaceutical manufacturing facilities and establishing an international marketing organization. A number of pharmaceutical companies in Europe, Asia and other markets around the world have expressed their interest in obtaining licenses to manufacture and market the Company's products. The Company is continuing to meet with representatives of interested companies and is approaching agreement to license its products in certain parts of the world. In addition, the Company is discussing an arrangement with a leading producer of the hydroxyethyl starch used in Hextend through which the Company would obtain a source of supply of that ingredient and assistance in regulatory matters for approval of Hextend for the European market.

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. The Company's application to market Hextend in Canada had been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is now awaiting completion of HPB's review of that application. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition process. The Company has determined that several member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

          BioTime recently completed a clinical study at the University College of London Hospitals involving elderly patients undergoing major elective surgery in which large quantities of blood were often lost. In this study, patients were treated with BioTime's Hextend plasma volume expander and other fluids designed to replace lost blood volume. Preliminary analysis indicated that the Hextend treated group showed significantly better preservation of blood pH, chloride and calcium levels, compared to those treated with 6% hetastarch in saline. Hyperchloremic acidemia was found in those surgical patients treated with saline-based surgical fluids, but not in those treated with Hextend. The Company will issue a complete report of the clinical trial findings after a comprehensive formal statistical analysis.

         BioTime is also planning clinical studies of products for hypothermic surgery. BioTime is preparing a protocol for the use of HetaCool (a modified formulation of Hextend) to replace a portion of a patient's blood volume at temperatures ranging from 12N to 20NC. When the protocol is completed and approved by physicians who may participate in clinical trials, BioTime plans to submit the protocol to the FDA as part of an amendment to BioTime's Hextend IND. The amendment will seek permission to conduct clinical trials of HetaCool as a blood volume replacement solution in low temperature surgeries for the correction of aneurysms, and for the use of Hextend as a priming solution for cardio-pulmonary bypass pumps. Aneurysms are vascular disorders that are often found in patients suffering from aging-related cardiovascular disease.

         After surgical procedures have been performed in the 12N to 20N C temperature range, BioTime plans to conduct additional clinical studies in which HetaCool will be used to replace all of the patient's circulating blood volume at near-freezing temperatures in aneurysm surgery. BioTime has developed techniques to permit cardiovascular surgery while the patient is maintained in a state of circulatory arrest at near freezing temperatures. These techniques have been successfully used to maintain dogs and pigs in a state of circulatory arrest for periods ranging from one hour to more than two hours, and hamsters for more than six hours.

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

         Because the Company does not have its own pharmaceutical production facilities, it will rely upon Abbott and others to manufacture and distribute Company products. If year 2000 problems were to impede the ability of those companies to manufacture and distribute Company products or raw materials used in the manufacture of Company products, future sales of Company products could be adversely affected. BioTime does not have a contingency plan to address those problems if they were to arise, and it may not be able to replace Abbott or any other company that may obtain a license to manufacture and distribute BioTime products. Abbott has announced the implementation of a program to assess and remedy any year 2000 problems that may affect its operations, and has asked its key suppliers to certify that their systems are year 2000 compliant. The results of the year 2000 compliance programs implemented by Abbott and its suppliers are not presently known, but the Company has no reason to believe that its operations will be adversely affected.


Listing on American Stock Exchange

         On August 31, 1999, the Company's common shares began trading on the American Stock Exchange (AMEX), under the symbol "BTX."

Trademarks

Hextend(R) and PentaLyte(R) are registered trademarks, and HetaCool(TM) is a trademark, of BioTime.


Results of Operations

Revenues

         From inception (November 30, 1990) through September 30, 1999, the Company recognized $2,500,000 of license fee revenues. For the three months ended September 30, 1999, no revenue was recognized. For the three months ended September 30, 1998, the Company recognized revenue of $125,000, comprised of amortization of deferred license fees. For the nine months ended September 30, 1999, the Company recognized revenues of $1,037,500 as compared to $625,000 for the nine months ended September 30, 1998, as additional license fee milestones were achieved in 1999. See Note 4 to the accompanying financial statements.

         Abbott began marketing Hextend in the United States during the third quarter of 1999. Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company plans to recognize such revenues in the quarter in which the sales report is received. Revenues from sales of Hextend during the three months ended September 30, 1999 will be recognized by the Company during the fourth quarter. Abbott's marketing efforts have only recently begun, and the Company does not expect significant revenues from the sale of Hextend during the third quarter.

Operating Expenses

         From inception (November 30, 1990) through September 30, 1999, the Company incurred $15,451,088 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $1,957,094 for the three months ended September 30, 1999, compared to $930,418 for the three months ended September 30, 1998. Additionally, research and development expenses increased to $3,769,100 for the nine months ended September 30, 1999, from $2,436,645 for the nine months ended September 30, 1998. The increase in research and development expenses for both periods is attributable to an increase in basic laboratory research projects, continuation of a clinical trial of Hextend in the United Kingdom, and recognition of a $552,000 expense associated with an endowment the Company funded by granting warrants to purchase the Company's common shares during the quarter (See Note 3 to the financial statements). It is expected that research and development expenses will increase in the future as the Company commences additional clinical trials of Hextend in the United States and abroad, and commences clinical studies of other products.

         From inception (November 30, 1990) through September 30, 1999, the Company incurred $9,286,629 of general and administrative expenses. General and administrative expenses were $383,913 for the three months ended September 30, 1999, compared to $380,453 for the three months ended September 30, 1998.

General and administrative expenses also increased to $1,496,865 for the nine months ended September 30, 1999, from $1,339,425 for the nine months ended September 30, 1998. The slight increase is attributable to an increase in the general operations of the Company.

Interest and Other Income

         From inception (November 30, 1990) through September 30, 1999, the Company generated $1,499,091 of interest and other income. For the three months ended September 30, 1999, the Company generated $86,419 of interest and other income, compared to $48,129 for the three months ended September 30, 1998. The interest and other income generated increased to $196,344, for the nine months ended September 30, 1999, from $179,780 for the nine months ended September 30, 1998. The increase in interest income for both periods is attributable to an increase in cash and cash equivalents from completion of the Company's subscription rights offering on March 9, 1999.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at September 30, 1999 the Company had cash and cash equivalents of $6,602,031. On March 9, 1999, the Company completed the sale of 751,654 common shares through a subscription rights offer and raised an additional $7,328,626, before deducting expenses of the offer. The Company expects that its cash on hand will be sufficient to finance its operations for the next 12 months. However, additional funds may be required for the successful completion of the Company's product development activities. The Company plans to obtain financing for its future operations through royalties and licensing fees from Abbott, from licensing fees from other pharmaceutical companies, and/or additional sales of equity or debt securities. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of September 30, 1999, December 31, 1998, or September 30, 1998.

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

10.20   Amendment to Employment Agreement between the Company and
         Harold Waitz.^^

10.21   Amendment to Employment Agreement between the Company and
         Judith Segall.^^

10.22   Amendment to Employment Agreement between the Company and
         Victoria Bellport.^^

10.23   Amendment to Employment Agreement between the Company and
         Ronald S. Barkin.^^

10.24 Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.25 Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

27      Financial Data Schedule**


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

^ ^ Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

### Incorporated by reference to the Company's Form 8-K, filed April 24, 1997.

^^^ Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.

** Filed herewith.


(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended September 30, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          BIOTIME, INC.

                                              /s/Ronald S. Barkin
Date: November 11, 1999                       -------------------
                                              Ronald S. Barkin
                                              President


                                              /s/Victoria Bellport
Date: November 11, 1999                       --------------------
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

10.20   Amendment to Employment Agreement between the Company and
         Harold Waitz.^^

10.21   Amendment to Employment Agreement between the Company and
         Judith Segall.^^

10.22   Amendment to Employment Agreement between the Company and
         Victoria Bellport.^^

10.23   Amendment to Employment Agreement between the Company and
         Ronald S. Barkin.^^

10.24 Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.25 Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

27      Financial Data Schedule**


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

^ ^ Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

### Incorporated by reference to the Company's Form 8-K, filed April 24, 1997.

^^^ Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.

** Filed herewith.