Form 10-K405
period 1999-12-31
BIOTIME INC
filed 2000-03-30
CIK 876343

==================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from___________ to __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant was $110,720,000 as of March 27, 2000. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                   10,891,823

           (Number of Common Shares outstanding as of March 27, 2000)
                       Documents Incorporated by Reference
                                      None

                                     PART I

         Statements made in this Form 10-K that are not historical facts may constitute forward- looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as "expects," "may," "will," "anticipates,""intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. See "Risk Factors" and Note 1 to Financial Statements.

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

         The Company's first product, Hextend(R), is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition often associated with blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and oncotic pressure and keeps vital organs perfused during surgery. Hextend, approved for large-volume use in major surgery, is the only blood plasma volume expander that contains hetastarch, buffer, multiple electrolytes and glucose. Hextend is designed to compete with and to replace flawed older products such as albumin and other colloid solutions, as well as crystalloid solutions, that have been used to maintain fluid volume and blood pressure during surgery. Hextend is also completely sterile to avoid risk of infection. Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures.

         Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing approval is pending. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products. See "Licensing" for more information about the license granted to Abbott Laboratories.

          Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons and hospital pharmacists. Abbott's marketing program for Hextend includes, in addition to advertisements in medical journals, educational presentations for its sales force and physicians explaining the various benefits of using Hextend. Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies.

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

         The Company is also developing two other blood volume replacement products, PentaLyte,(R) and HetaCool,TM that, like Hextend,(R) have been formulated to maintain the patient's tissue and organ function by sustaining the patient's fluid volume and physiological balance. Various colloid and crystalloid products are being marketed by other companies for use in maintaining patient fluid volume in surgery and trauma care, but the use of those solutions can contribute to patient morbidity, including conditions such as hypovolemia, edema, impaired blood clotting, acidosis, and other biochemical imbalances. Hextend, PentaLyte, and HetaCool contain constituents that may prevent or reduce the physiological imbalances that can cause those problems. The Company's products do not contain albumin. Albumin produced from human plasma is also currently used as a plasma expander, but it is expensive and subject to supply shortages. Additionally, a recent FDA ("Food and Drug Administration") warning has cautioned physicians about the risk of administering albumin to seriously ill patients. A recently published study of hemodilution in laboratory animals supports claims that hetastarch products like Hextend and PentaLyte permit blood to clot at least as well as albumin. This new study found that when used in vitro and in large volumes Hextend and PentaLyte out performed albumin and other plasma volume expanders in blood clotting tests.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. The Company's application to market Hextend in Canada, based upon its United States clinical trials, has been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is now awaiting completion of the HPB's review of that application. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition process. The Company has determined that several member nations would accept an application based upon the United States clinical trials. If approvals based upon those trials can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

          BioTime recently completed a clinical study at the University College of London Hospitals involving elderly patients undergoing major elective surgery in which large quantities of blood were often lost. In this study, patients were treated with BioTime's Hextend plasma volume expander and other fluids designed to replace lost blood volume. Preliminary analysis indicated that the Hextend treated group showed significantly better preservation of blood pH, chloride and calcium levels, compared to those treated with 6% hetastarch in saline. Hyperchloremic acidemia was found in those surgical patients treated with saline-based surgical fluids, but not in those treated with Hextend. The study investigators have prepared abstracts of the results and have submitted a peer review journal article detailing their findings.

         BioTime is also planning clinical studies of other products. BioTime has filed an IND for PentaLyte and is waiting for the FDA to complete its review before a clinical study can begin. BioTime's present plan is to seek approval of PentaLyte as a cardio-pulmonary by-pass pump priming solution and for the treatment of hypovolemia. BioTime is preparing a protocol for the use of HetaCool (a modified formulation of Hextend) to replace a portion of a patient's blood volume at temperatures ranging from 12o to 20o C. When the protocol is completed and approved by physicians who may participate in clinical trials, BioTime plans to submit the protocol to the FDA as part of an amendment to BioTime's Hextend IND. The amendment will seek permission to conduct clinical trials of HetaCool as a blood volume replacement solution in low temperature surgeries for the correction of aneurysms, and for the use of Hextend as a priming solution for cardio-pulmonary bypass pumps. Aneurysms are vascular disorders that are often found in patients suffering from aging-related cardiovascular disease.

         After surgical procedures have been performed in the 12o to 20o C temperature range, BioTime plans to conduct additional clinical studies in which HetaCool will be used to replace all of the patient's circulating blood volume at near-freezing temperatures in aneurysm surgery. BioTime has developed techniques to permit cardiovascular surgery while the patient is maintained in a state of circulatory arrest at near freezing temperatures. These techniques have been successfully used to maintain dogs and pigs in a state of circulatory arrest for periods ranging from one hour to more than two hours, and hamsters for more than six hours.

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

         Other plasma volume expanders have certain draw backs. The use of those products can contribute to patient morbidity, including conditions such as hypovolemia, edema, impaired blood clotting, acidosis, and other biochemical imbalances. In contrast, Hextend, PentaLyte, and HetaCool contain constituents that may prevent or reduce the physiological imbalances that cause the problems associated with the use of other plasma volume expanders, and because the Company's products are synthetic they can be manufactured in large volumes. Albumin produced from human plasma is expensive and subject to supply shortages. Additionally, a recent FDA warning has cautioned physicians about the risk of administering albumin to seriously ill patients. A recently published study of hemodilution in laboratory animals contradicts claims that hetastarch products like Hextend and PentaLyte may impair the ability of blood to clot to a greater degree than albumin. This new study found that when used in vitro and in large volumes Hextend and PentaLyte out performed albumin and other plasma volume expanders in blood clotting tests.

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

Hextend, PentaLyte and HetaCool

         The Company's first three blood volume replacement products, Hextend, PentaLyte, and HetaCool, have been formulated to maintain the patient's tissue and organ function by sustaining the patient's fluid volume and physiological balance. Hextend, PentaLyte, and HetaCool, are composed of a hydroxyethyl starch, electrolytes, sugar and a buffer in an aqueous base. Hextend and HetaCool use a high molecular weight hydroxyethyl starch (hetastarch) whereas PentaLyte uses a lower molecular weight hydroxyethyl starch (pentastarch). The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend and HetaCool the products of choice when a larger volume of plasma expander or blood replacement solution for low temperature surgery is needed or where the patient's ability to restore his own blood proteins after surgery is compromised. PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and HetaCool and might be used when less plasma expander is needed or where the patient is more capable of quickly restoring lost blood proteins. The Company recently began testing HexaLyte, a new plasma volume expander that contains a low molecular weight hydroxyethyl starch and that would be eliminated from the body more rapidly than Hextend and HetaCool, but not as rapidly as PentaLyte. BioTime believes that by testing and bringing these products to the market, it can increase its market share by providing the medical community with solutions to match patients' needs.

         Certain test results indicate that Hextend and PentaLyte may prove more effective at maintaining blood calcium levels than the leading domestically available plasma extender when used to replace large volumes of blood. Calcium can be a significant factor in regulating blood clotting and cardiac function.

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

         Hextend is BioTime's proprietary hetastarch-based synthetic blood plasma volume expander, designed especially to treat hypovolemia in surgery and trauma care where patients experience a large amount of blood loss. An important goal of the Hextend development program was to produce a product that can be used in multi-liter volumes to treat patients who have lost a large volume of blood during surgery or as a result of injury. The safety related secondary endpoints targeted in the U.S. clinical study included those involving coagulation. The Company believes that the low incidence of adverse events related to blood clotting in the Hextend patients demonstrates that Hextend may be safely used in large amounts. An average of 1.6 liters of Hextend was used in the clinical trials, with an average of two liters for patients who received transfused blood products. The use of Hextend in volumes exceeding five liters has been reported in a number of high blood loss cases since Hextend became available for use in the United States.

         BioTime plans to test the use of Hextend as a cardio-pulmonary bypass circuit priming solution. In order to perform heart surgery, the patient's heart must be stopped and a mechanical apparatus is used to oxygenate and circulate the blood. The cardio-pulmonary bypass apparatus requires a blood compatible fluid such as Hextend to commence and maintain the process of diverting the patient's blood from the heart and lungs to the mechanical oxygenator and pump.

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

         PentaLyte is BioTime's proprietary pentastarch-based synthetic plasma expander, designed especially for use when a faster elimination of the starch component is desired and acceptable. Although Hextend can be used in these cases, some physicians appear to prefer a solution which could be metabolized faster and excreted earlier when the longer term protection provided by Hextend is not required. PentaLyte combines the physiologically balanced Hextend formulation with pentastarch that has a lower molecular weight and degree of substitution than the hetastarch used in Hextend. BioTime has filed an IND for PentaLyte and is waiting for the FDA to complete its review before a clinical study can begin. BioTime's present plan is to seek approval of PentaLyte as a cardio-pulmonary by-pass pump priming solution and for the treatment of hypovolemia.

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

         The Company is in the process of preparing an amendment to its Hextend IND application to conduct preliminary clinical trials to use HetaCool as a cardio-pulmonary bypass circuit priming solution in low temperature cardio-vascular surgery. Those preliminary clinical trials will be a step to preparing an amended IND application to conduct clinical trials using HetaCool as a solution to replace all of a patient's circulating blood volume during profound hypothermic (carried out at near- freezing temperatures) surgical procedures. The experimental protocol for the planned blood replacement clinical trial is being tested on animal subjects. HetaCool would be introduced into the patient's body during the cooling process. Once the patient's body temperature is nearly ice cold, and heart and brain function are temporarily arrested, the surgeon would perform the operation. During the surgery, HetaCool may be circulated throughout the body in place of blood, or the circulation may be arrested for a period of time if an interruption of fluid circulation is required. Upon completion of the surgery, the patient would be slowly warmed and blood would be transfused.

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

Organ Transplant Products

The Market for Organ Preservation Solutions

         Organ transplant surgery is a growing field. Each year in the United States, approximately 5,000 donors donate organs, and approximately 5,000 people donate skin, bone and other tissues.

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

         The Company believes that the ability to replace an animal's blood with the Company's HetaCool solution, to maintain the animal at near freezing temperatures for several hours, and then revive the animal, would demonstrate that the solution could be used for multi-organ preservation. Company scientists have revived animals after more than six hours of cold blood-substitution, and have observed heart function in animals maintained cold and blood-substituted for more than eight hours. An objective of the Company's research and development program is to extend the time span in which animal subjects can be maintained in a cold, blood-substituted state before revival or removal of organs for transplant purposes. Organ transplant procedures using animal subjects could then be conducted to test the effectiveness of Hextend as an organ preservative.

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

Research and Development Strategy

         From  inception  through  December  31,  1999,  the  Company  has spent
$16,582,509 on research and development. The greatest portion of BioTime's research and development efforts have been devoted to the development of Hextend, PentaLyte and HetaCool for conventional surgery, emergency care, low temperature surgery, and multi-organ preservation. A lesser portion of the Company's research and development efforts have been devoted to developing solutions and protocols for storing organs and tissues at subfreezing temperatures. In the future the Company may explore other applications of its products and technologies, including cancer chemotherapy. As the first products achieve market entry, more effort will be expended to bring the next tier of products to maturity.

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

         The Company is conducting experiments at hospital, and medical school, and university research facilities. These collaborative research programs are testing solutions and protocols developed in the Company's laboratories and, in some cases, comparing the efficacy of the Company's products with commercially available FDA approved products manufactured by other companies. Collaborative gerontological research is being conducting at the University of California at Berkeley. The Company intends to continue to foster relations with research hospitals and medical schools for the purpose of conducting collaborative research projects because it believes that such projects will introduce the Company's potential products to members of the medical profession and provide the Company with objective product evaluations from independent research physicians and surgeons.

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

         Under the License Agreement, Abbott has agreed to pay the Company up to $40,000,000 in license fees, of which $2,500,000 has been paid to date for the grant of the license and the achievement of certain milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend, at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott's obligation to pay licensing fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

         Abbott has agreed that the Company may convert Abbott's exclusive license to a non- exclusive license or may terminate the license outright if certain minimum sales and royalty payments are not met. In order to terminate the license outright, the Company would pay a termination fee in an amount ranging from the milestone payments made by Abbott to an amount equal to three times prior year net sales, depending upon when termination occurs. Abbott's exclusive license also may terminate, without the payment of termination fees by the Company, if Abbott fails to market Hextend. Abbott has agreed to manufacture Hextend for sale by the Company in the event that Abbott's exclusive license is terminated in either case.

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

         In order to preserve its rights to obtain an exclusive license for PentaLyte under the License Agreement, Abbott notified the Company that Abbott will supply BioTime with batches of PentaLyte, characterization and stability studies, and other regulatory support needed for BioTime to file an IND and conduct clinical studies.

         The foregoing description of the License Agreement is a summary only and is qualified in all respects by reference to the full text of the License Agreement.

         The Company is also discussing and negotiating prospective licensing arrangements with other pharmaceutical companies, some of which have the capacity to produce and market the Company's products in various countries. Representatives of the Company and Nihon Pharmaceutical Company, Ltd. ("Nihon") have been discussing the development of BioTime products for the Japanese market, and the development of a clinical trial program to obtain Japanese regulatory approval. Nihon and the Company previously signed a letter of intent to negotiate a licensing agreement to manufacture and market BioTime products in Japan. Nihon is a subsidiary of Takeda Chemical Industries, Japan's largest pharmaceutical manufacturer. In licensing arrangements that include marketing rights, the participating pharmaceutical company would be entitled to retain a large portion of the revenues from sales to end users and would pay the Company a royalty on net sales. There is no assurance that any such additional arrangements can be made.

Manufacturing

Facilities Required

         The Company has sufficient equipment, space and personnel needed to synthesize the quantities of its products used in its research activity, but the Company does not have facilities to manufacture the solution in commercial quantities, or under "good manufacturing practices" required by the FDA. Any products that are used in clinical trials for FDA approval, or that are approved by the FDA for marketing, will have to be manufactured according to "good manufacturing practices" at a facility that has passed FDA inspection. In addition, any products that are approved by the FDA will have to be manufactured in commercial quantities, and with sufficient stability to withstand the distribution process, and in compliance with such federal and state regulatory requirements as may be applicable. The active ingredients and component parts of the products must be either USP or themselves manufactured according to "good manufacturing practices."

         Abbott, which manufactures Hextend for the North American market, and NPBI International, BV, a Netherlands company ("NPBI"), that has manufactured lots of Hextend for the Company's use in seeking regulatory approval in Europe, both have the facilities to manufacture Hextend and other Company products in commercial quantities. If Abbott chooses not to obtain a license to manufacture and market another BioTime product, and if NPBI declines to manufacture BioTime products on a commercial basis, the Company will need to enter into licensing or product manufacturing arrangements with another established pharmaceutical company.

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

Raw Materials

Although most ingredients in the products being developed by the Company are readily obtainable from multiple sources, the Company knows of only a few manufacturers of the hydroxyethyl starches that serve as the drug substance in Hextend, PentaLyte and HetaCool. Abbott presently has a source of supply of the hydroxyethyl starch used in Hextend, PentaLyte and HetaCool, and has agreed to maintain a supply sufficient to meet market demand for Hextend in the United States and Canada. In order to manufacture its products for overseas markets, or products not presently licensed to Abbott for the United States and Canadian markets, the Company or a licensee would have to secure a supply or production agreement with one or more of the known hydroxyethyl starch manufacturers. The Company believes that it will be able to obtain a sufficient supply of starch for its needs in the foreseeable future, although it does not have a supply agreement in place. If for any reason a sufficient supply of hydroxyethyl starch could not be obtained, the Company or a licensee would have to acquire a manufacturing facility and the technology to produce the hydroxyethyl starch according to good manufacturing practices. The Company would have to raise additional capital to participate in the development and acquisition of the necessary production technology and facilities.

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

Marketing

         Because Hextend is a surgical product, sales efforts must be directed to anesthesiologists, surgeons, intensive care and trauma care physicians, and hospital pharmacists. In order to reach that customer base, sales calls are made to hospital pharmacies, advertisements are placed in medical journals, and presentations of marketing information are made to physicians individually and at medical conferences and in the hospital setting. Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies. As is common in the pharmaceutical industry, many customers received free samples of Hextend, which is often an effective way to introduce a new product to physicians, but also may result in a delay in the first purchase until a re-order is needed.

         Hextend competes with other products used to treat or prevent hypovolemia, including albumin, generic 6% hetastarch solutions, and crystalloid solutions. The competing products have been commonly used in surgery and trauma care for many years, and in order to sell Hextend, physicians must be convinced to change their product loyalties. Although albumin is expensive, crystalloid solutions and generic 6% hetastarch solutions sell at low prices. In order to compete with other products, particularly those that sell at lower prices,
Hextend will have to be recognized as providing medically significant advantages. As part of the marketing program, Abbott and the Company will finance a number of limited medical studies comparing outcomes of patients receiving

Hextend and patients receiving other products during surgery, and comparing the relative patient care cost of using Hextend compared to other products. The results of these studies will be published in a series of abstracts, reports and peer reviewed journal articles intended for the target Hextend customer base. It will take time to complete these studies and publish the results. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for Hextend and sales by Abbott.

         The Company is discussing product licensing arrangements with a number of companies for over-seas markets and is approaching agreement to license its products in certain parts of the world. Although such arrangements could permit the Company to receive revenues from the sale of its products expeditiously, without the time and expense of developing its own manufacturing facilities and marketing resources, the Company would have to share sales revenues with the participating pharmaceutical companies. There can be no assurance that any additional pharmaceutical companies will be willing to enter into marketing arrangements on terms acceptable to the Company. If the Company does not enter into licensing or other arrangements for the sale of a product in a particular market, the Company would have to establish its own marketing organization.

Government Regulation

         The FDA and foreign regulatory authorities will regulate the Company's proposed products as drugs, biologicals, or medical devices, depending upon such factors as the use to which the product will be put, the chemical composition and the interaction of the product on the human body. In the United States, products that are intended to be introduced into the body, such as blood substitute solutions for low temperature surgery and plasma expanders, will be regulated as drugs and will be reviewed by the FDA staff responsible for evaluating biologicals.

         The Company's domestic human drug products will be subject to rigorous FDA review and approval procedures. After testing in animals, an Investigational New Drug (IND) application must be filed with the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application ("NDA") has been approved by the FDA. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede or prevent FDA marketing approval, resulting in a FDA-ordered product recall, or in FDA-imposed limitations on permissible uses.

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

Patents and Trade Secrets

         The Company holds a number of United States patents having composition and methods of use claims covering BioTime's proprietary solutions, including Hextend and PentaLyte. The most recent U.S. patents were issued during 1998. Patents covering certain of the Company's solutions have also been issued in Australia, Israel, and South Africa. Additional patent applications have been filed in the United States and numerous other countries for Hextend, PentaLyte and other solutions.

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

Competition

         The Company's solutions will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company's products will have to be recognized as providing medically significant advantages. The competing products are being manufactured and marketed by established pharmaceutical companies that have large research facilities, technical staffs and financial and marketing resources. DuPont Pharmaceuticals presently markets Hespan, an artificial plasma volume expander. Abbott and Baxter International manufacture and sell a generic equivalent of Hespan. As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined.

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

         A number of other companies are known to be developing hemoglobin and synthetic red blood cell substitutes and technologies. BioTime's products have been developed for use either before red blood cells are needed or in conjunction with the use of red blood cells. In contrast, hemoglobin and other red blood cell substitute products are designed to remedy ischemia and similar conditions that may result from the loss of oxygen carrying red blood cells. Those products would not necessarily compete with the Company's products unless the oxygenating molecules were included in solutions that could replace fluid volume and prevent or reduce the physiological imbalances as effectively as the Company's products. Generally, red blood cell substitutes are more expensive to produce and potentially more toxic than Hextend and PentaLyte.

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

Employees

         As of December 31, 1999, the Company employed 14 persons on a full-time basis and 4 persons on a part-time basis. Three full-time employees and two part-time employee hold Ph.D. or Masters Degrees in one or more fields of science.

Risk Factors

     Some of the factors that could materially affect the Company's operations and prospects are discussed below. There may be other factors that are not mentioned here or of which BioTime is not presently aware that could also affect BioTime's operations.

Uncertainty of Future Sales; Competition

      The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing its products. There can be no assurance that Hextend or any other products that receive FDA or foreign regulatory approval will be successfully marketed or that the Company will receive sufficient revenues from product sales to meet its operating expenses. The acceptance of the Company's products and technologies by the medical profession may take time to develop because physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

     The Company's plasma expander products will compete with products currently used to treat or prevent hypovolemia, including albumin and other colloid solutions, and crystalloid solutions. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company's products will have to be recognized as providing medically significant advantages. The competing products are being manufactured and marketed by established pharmaceutical companies with substantial resources. DuPont Pharmaceuticals presently markets Hespan, an artificial plasma volume expander. Abbott and Baxter International manufacture and sell a generic equivalent of Hespan. As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. There also is a risk that the Company's competitors may succeed in developing safer or more effective products that could render the Company's products and technologies obsolete or noncompetitive.

BioTime Needs to Raise Additional Capital

     The Company needs to raise capital to meet its operating expenses until such time as it is able to generate sufficient revenues from product sales or royalties. There can be no assurance that the Company will be able to raise additional funds on favorable terms or at all, or that such funds, if raised, will be sufficient to permit the Company to continue its operations, notwithstanding the progress of its research and development projects. The Company's operating expenses will increase if it succeeds in bringing additional products out of the laboratory testing phase of development and into clinical trials. Additional financing may be required for the continuation or expansion of the Company's research and product development, additional clinical trials of new products, and production and marketing of Company products that receive FDA or foreign regulatory approval. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market the Company's products abroad, additional sales of equity or debt securities may be required to meet the Company's short-term capital needs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

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

Development Stage Company

      BioTime is in the development stage, and, to date, has been principally engaged in research and development activities. Only one of the Company's products is presently on the market, and the Company has not generated a significant amount of operating revenue from royalties on sales. As a result of the developmental nature of its business, the Company can be expected to sustain additional operating losses. There can be no assurance that the Company will generate sufficient revenues from the sale or licensing of its products and technologies to be profitable.

Uncertainty as to the Successful Development of Medical Products

     The Company's business involves the attempt to develop new medical products and technologies. Such experimentation is inherently costly, time consuming and uncertain as to its results. If the Company is successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. From the date of the Company's inception through December 31, 1999, the Company spent $16,582,509 on research and development, and the Company expects to continue to incur substantial research and development expenses.

Absence of Manufacturing and Marketing Capabilities; Reliance Upon Licensing

      The Company presently does not have adequate facilities or resources to manufacture its products or the hydroxyethyl starches used in its products. BioTime has granted Abbott an exclusive license to manufacture and market Hextend in the United States and Canada, and BioTime plans to enter into additional arrangements with pharmaceutical companies for the production and marketing of the Company's products in other countries. In addition, NPBI International, BV, a Netherlands Company, has the facilities to manufacture Hextend for BioTime. However, there can be no assurance that the Company will be successful in entering into additional manufacturing and marketing arrangements. If additional manufacturing and marketing arrangements cannot be made on acceptable terms, the Company may have to construct or acquire its own manufacturing facilities and to establish its own marketing organization, which would entail significant expenditures of time and money.

Patents May Not Protect BioTime Products from Competition

      The Company has obtained patents in the United States, Israel, Australia and South Africa, and has filed patent applications in certain foreign countries, for certain products, including Hextend and PentaLyte. No assurance can be given that any additional patents will be issued to the Company, or that the Company's patents will provide meaningful protection against the development of competing products. There also is no assurance that competitors will not successfully challenge the validity or enforceability of any patent issued to the Company. The costs required to uphold the validity and prevent infringement of any patent issued to the Company could be substantial, and the Company might not have the resources available to defend its patent rights.

Prices and Sales of Products May be Limited by Health Insurance Coverage and Government Regulation

      Success in selling BioTime's products may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment. Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures. However, there can be no assurance that such reimbursements will continue. In some foreign countries, pricing or profitability of health care products is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future.

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

The Price of BioTime Stock May Rise and Fall Rapidly

      BioTime Common Shares are traded on the American Stock Exchange. The market price of the Common Shares, like that of the common stock of many biotechnology companies, has been highly volatile. The price of BioTime shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new drug, even though the outcome of those trials and the likelihood of ultimate FDA approval remains uncertain. Similarly, prices of BioTime shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. The failure of the Company's earnings to meet analysts' expectations could result in a significant rapid decline in the market price of the Company's shares. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of the equity securities of many biotechnology companies and which have often been unrelated to the operating performance of these companies. Such broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of BioTime Common Shares.

Item 2. Facilities.

     The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 8,200 square feet of space and pays rent in the amount of $10,000 per month. The rent will increase annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. The Company also pays all charges for utilities and garbage collection.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Shares have been trading on the American Stock Exchange since August 31, 1999, and traded on the Nasdaq National Market from April 28, 1998 to August 30,1999, and on the Nasdaq SmallCap Market from March 5, 1992 through April 27, 1998. The closing price of the Company's Common Shares on AMEX on March 20, 2000 was $14.19.

     The following table sets forth the range of high and low bid prices for the Common Shares for the fiscal years ended June 30, 1997 and 1998 and the fiscal years ended December 31, 1998 (six months) and December 31, 1999, based on transaction data as reported by Nasdaq and AMEX. All prices have been adjusted to give effect to the Company's payment of a stock dividend during October 1997 to effect a three-for-one stock split.


Quarter Ended                      High                    Low
-------------                      ----                    ---
March 31, 1997                     13.20                   8.08
June 30, 1997                      12.33                   7.58
September 30, 1997                 17.08                   8.67
December 31, 1997                  27.00                  18.50
March 31, 1998                     19.75                  11.00
June 30, 1998                      14.37                   5.81
September 30, 1998                 9.88                    5.50
December 31, 1998                  18.13                   7.00
March 31, 1999                     19.38                  12.88
June 30, 1999                      21.50                   8.63
September 30, 1999                 16.69                   8.13
December 31, 1999                  13.25                   8.19


     As of March 17, 2000, there were 298 shareholders of record of the Common Shares based upon information from the Registrar and Transfer Agent.

     The Company has paid no dividends on its Common Shares since its inception and does not plan to pay dividends on its Common Shares in the foreseeable future.

Item 6. Selected Financial Data.

The selected financial data as of December 31, 1999 and 1998, June 30, 1998, 1997, 1996, and 1995 and the period from inception (November 30, 1990) to December 31, 1999 presented below have been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

Statement of Operations Data:


                                           Six Months
                             Year Ended      Ended
                            December 31,   December 31,                       June 30,                        Period from Inception
                           ------------- ------------- ------------------------------------------------------  (November 30, 1990)
                                1999          1998         1998         1997           1996           1995      December 31, 1999
                           ------------- ------------- ------------ ------------- ------------ -------------   --------------------
REVENUE:
Licensing Fee              $  1,037,500  $    250,000  $ 1,150,000  $     62,500   $    --       $     --          $    2,500,000
                           ------------- ------------- ------------ -------------  ------------  -------------     ---------------
EXPENSES:
Research and development   $ (4,900,521) $ (1,723,860) $(3,048,775) $  (2,136,325) $(1,142,168)  $( 1,791,698)     $  (16,582,509)
General and administrative   (1,896,690)     (710,131)  (1,849,312)    (1,209,546)    (954,049)      (808,432)         (9,686,454)
                           ------------- ------------- ------------  ------------- ------------  -------------     ---------------
Total expenses               (6,797,211)   (2,433,991)  (4,898,087)    (3,345,871)  (2,096,217)    (2,600,130)        (26,268,963)
                           ------------- ------------- ------------  ------------- ------------  -------------     ---------------
INTEREST AND OTHER
INCOME:                         279,827        89,513      294,741        189,161      130,882        222,383           1,582,574
                           ------------- ------------- ------------  ------------- ------------  -------------     ---------------

NET LOSS                   $ (5,479,884) $ (2,094,478) $(3,453,346)  $ (3,094,210) $(1,965,335)  $ (2,337,747)     $  (22,186,389)
                           ============= ============= ============  ============= ============  =============     ===============
BASIC AND DILUTED NET
LOSS PER SHARE             $      (0.51) $      (0.21) $     (0.35)  $      (0.35) $     (0.25)  $      (0.30)
                           ============= ============= ============  ============= ============  =============
COMMON AND EQUIVALENT
SHARES USED IN COMPUTING
PER SHARE AMOUNTS            10,688,100    10,008,468    9,833,156     8,877,024     7,827,732     7,900,392
                           ============= ============= ============  ============= ============  =============


Balance Sheet Data:


                                          December 31, 1999         December 31,1998             June 30, 1998
                                       ------------------------     --------------------      ------------------
Cash, cash equivalents and
short term investments                        $5,292,806                $2,429,014                $4,105,781

Working Capital                                4,804,579                 2,157,578                 3,724,663

Total assets                                   5,678,644                 2,809,455                 4,641,780

Shareholders' equity                           5,083,132                 2,384,752                 4,014,750

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of December 31, 1999 the Company had incurred a cumulative net loss of $22,186,389. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

         The Company's first product, Hextend(R), is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition often associated with blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and oncotic pressure and keeps vital organs perfused during surgery. Hextend, approved for large-volume use in major surgery, is the only blood plasma volume expander that contains hetastarch, buffer, multiple electrolytes and glucose. Hextend is designed to compete with and to replace flawed older products such as albumin and other colloid solutions, as well as crystalloid solutions, that have been used to maintain fluid volume and blood pressure during surgery. Hextend is also completely sterile to avoid risk of infection. Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures.

         Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing approval is pending. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products. See "Licensing" for more information about the license granted to Abbott Laboratories.

          Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons and hospital pharmacists. Abbott's marketing program for Hextend includes, in addition to advertisements in medical journals, educational presentations for its sales force and physicians explaining the various benefits of using Hextend. Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies.

         As part of the marketing program, Abbott and the Company will finance a number of limited medical studies comparing outcomes of patients receiving Hextend and patients receiving other products during surgery and comparing the relative cost of using Hextend compared to other products. It will take time to complete these studies and publish the results. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for Hextend and sales by Abbott.

         To facilitate product acceptance, substantial quantities of Hextend were introduced into hospitals at no charge. While this may cause a delay in revenues from product sales, it is often effective in obtaining market penetration.

         Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Revenues for the year ended December 31, 1999 include royalties on sales made by Abbott during the three months ended September 30, 1999. Royalties on sales made during the fourth quarter of 1999 will not be recognized by the Company until the first quarter of fiscal year 2000. Royalties for both periods were not material to BioTime's financial results.

         Abbott initiated a more active phase of the marketing program for Hextend in the fourth quarter of 1999, and has continued such activity in the first quarter 2000. In this regard, the first major marketing presentation of Hextend at a medical conference occurred during October 1999. Abbott's current advertising campaign began during January 2000. The new Hextend advertising campaign features high quality, multi-color, multi-page print spreads that focus on the physiological basis of using a plasma-like substance to replace lost blood volume, and stress the ability of Hextend to support vital physiological processes at high volume use. The target customer base of the advertising campaign  has  recently  been  expanded  by  directing  advertising  in  medical journals, medical conferences and sales calls to a broad array of medical specialists. The potential favorable impact of these expanded marketing activities may not be felt for several months, and are not reflected in royalties payable to BioTime with respect to the 1999 periods.

         The Company estimates that Hextend has now been successfully used in several thousand patients undergoing surgery at over 300 hospitals. The number of hospitals in which Hextend is being used, the number of hospital formularies that have approved Hextend, and the number of patients receiving Hextend, is growing.

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

Change of Fiscal Year

         In November 1998, the Board of Directors approved a change to the Company's operating fiscal year from a fiscal year ending June 30 to a fiscal year ending December 31, beginning January 1, 1999. See Note 1 of Notes to Financial Statements. Accordingly, the accompanying financial statements are for the twelve months ended December 31, 1999, the six months ended December 31, 1998, the twelve months ended June 30, 1998 ("Fiscal 1998"), and the twelve months ended June 30, 1997 ("Fiscal 1997").

Results of Operations

Year Ended December 31, 1999 and Six Months Ended December 31, 1998

         The Company recognized $1,037,500 of license fees for the year ended December 31, 1999, and $250,000 during the six month period ended December 31, 1998. The $1,037,500 includes $850,000 for achieving the final milestones under its license agreement with Abbott. The remaining $187,500 of license fee represents the deferred portion of the license fee payment received for signing of the License Agreement signed in 1997. For the year ended December 31, 1999, interest and other income was $279,827, and for the six month period ended December 31, 1998, interest and other income was $89,513.

         Research and development expenses were $4,900,521 for the year ended December 31, 1999, and $1,723,860 for the six month period ended December 31, 1998. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe.

         General and administrative expenses were $1,896,690 for the year ended December 31, 1999, and were $710,131 for the six month period ended December 31, 1998. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

Years Ended June 30, 1998 and June 30, 1997

         During Fiscal 1997, the Company received $1,400,000 for signing the Abbott License Agreement and achieving a license fee milestone pertaining to the allowance of certain patent claims pending. During Fiscal 1998, the Company received an additional milestone fee of $250,000 for filing its NDA for Hextend. The Company deferred recognition of a portion of the license fee payment received for signing of the License Agreement ($1,000,000). The Company recognized $62,500 of license fee revenue during Fiscal 1997, and $1,150,000 during Fiscal 1998. Interest and other income increased to $294,741 for Fiscal 1998 from $189,161 for Fiscal 1997. The increase in interest and other income is attributable to the increase in cash and cash equivalents from the Company's sale of Common Shares through a subscription rights offering that was completed during February 1997.

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

         General and administrative expenses increased to $1,849,312 for Fiscal 1998, from $1,209,546 for Fiscal 1997. This increase is attributable to an increase in the general operations of the Company, an increase in personnel, and bonus awards. General and administrative expenses increased to $1,209,546 for Fiscal 1997. This increase was attributable to an amortization expense associated with agreements the Company entered into with certain financial advisors and consultants in exchange for warrants to purchase the Company's stock, an increase in the general operations of the Company, an increase in personnel, and bonus awards.

Taxes

         At December 31, 1999, the Company had a cumulative net operating loss carryforward of approximately $23,000,000 for federal income tax purposes.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at December 31, 1999 the Company had cash and cash equivalents of $5,292,800. The Company expects that its cash on hand will be sufficient to finance its operations for the next 12 months, but will curtail the pace of its product development efforts unless its cash resources increase through a growth in revenues or additional equity investment. Accordingly, additional funds are required for the successful completion of the Company's product development activities. The Company has not received significant royalties and licensing fees from the sale of Hextend. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market the Company's products abroad, additional sales of equity or debt securities may be required to meet the Company's short-term capital needs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company did not hold any market risk sensitive instruments as of December 31, 1999, December 31, 1998, June 30, 1998 or June 30, 1997.

Item 8.   Financial Statements and Supplementary Data

                                           INDEX TO FINANCIAL STATEMENTS


                                                                  Pages
                                                                  -----

Independent Auditors' Report                                        33

Balance Sheets As of December 31, 1999 and
December 31, 1998                                                   34

Statements of Operations For the Year Ended
December 31, 1999, For the Six Months Ended
December 31, 1998, the Two Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1999                            35

Statements of Shareholders' Equity For the Year Ended
December 31, 1999, the Six Months Ended  December 31, 1998,
the Two Years in the Period Ended June 30, 1998 and the Period
From Inception (November 30, 1990) to December 31, 1999            36-37

Statements of Cash Flows For the Year Ended
December 31, 1999, the Six Months Ended
December 31, 1998, the Two Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1999                           38-39

Notes to Financial Statements                                      40-50

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
BioTime, Inc.:

We have audited the accompanying balance sheets of BioTime, Inc. (a development stage company) as of December 31, 1999 and December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999, the six months ended December 31, 1998, each of the two years in the period ended June 30, 1998, and the period from November 30, 1990 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of BioTime, Inc. as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the six months ended December 31, 1998, each of the two years in the period ended June 30, 1998 and the period from November 30, 1990 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The Company is in the development stage as of December 31, 1999. As discussed in
Note 1 to the financial statements, successful completion of the Company's product development program and ultimately the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities, obtaining regulatory approval for products ultimately developed, and achieving a level of revenues adequate to support the Company's cost structure.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 10, 2000

                                                   BIOTIME, INC.
                                           (A Development Stage Company)

                                                  BALANCE SHEETS
           ASSETS                                                               December 31,        December 31,
                                                                                    1999                1998
                                                                              -----------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                     $      5,292,806    $     2,429,014
Prepaid expenses and other current assets                                              107,285            153,267
                                                                              -----------------   ----------------
Total current assets                                                                 5,400,091          2,582,281
                                                                              -----------------   ----------------

EQUIPMENT, Net of accumulated depreciation of $276,647 and $217,107                    268,653            166,474
DEPOSITS AND OTHER ASSETS                                                                9,900             60,700
                                                                              -----------------   ----------------
TOTAL ASSETS                                                                  $      5,678,644          2,809,455
                                                                              =================   ================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                              $        595,512    $       237,203
Deferred revenue - current portion                                                          --            187,500
                                                                              -----------------   ----------------
Total current liabilities                                                              595,512            424,703
                                                                              -----------------   ----------------

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding in 1999 and 1998 (Note 4)

Common Shares, no par value, authorized 40,000,000 shares; issued and
 outstanding shares; 10,891,031in 1999 and 10,033,079 in 1998 (Note 4)              27,200,380         19,022,116
Contributed Capital                                                                     93,972             93,972
Deficit accumulated during development stage                                       (22,211,220)       (16,731,336)
                                                                              -----------------   ----------------
Total shareholders' equity                                                           5,083,132          2,384,752
                                                                              -----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $      5,678,644    $     2,809,455
                                                                              =================   ================

See notes to financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                               Six Months
                                                Year Ended       Ended             Year Ended June 30,       Period from Inception
                                                December 31,  December 31,   ----------------------------    (November 30, 1990) to
                                                   1999           1998           1998            1997           December 31, 1999
                                                ------------  ------------   ------------    ------------    ----------------------
REVENUE:

License fee                                     $ 1,037,500   $    250,000    $ 1,150,000     $    62,500       $   2,500,000
                                                ------------  ------------   ------------    ------------      --------------

EXPENSES:

Research and development                         (4,900,521)   (1,723,860)    (3,048,775)     (2,136,325)        (16,582,509)
General and administrative                       (1,896,690)     (710,131)    (1,849,312)     (1,209,546)         (9,686,454)
                                                ------------  ------------   ------------    ------------      --------------
Total expenses                                   (6,797,211)   (2,433,991)    (4,898,087)     (3,345,871)        (26,268,963)
                                                ------------  ------------   ------------    ------------      --------------

INTEREST AND OTHER INCOME:                          279,827        89,513        294,741         189,161           1,582,574
                                                ------------  ------------   ------------    ------------      --------------

NET LOSS                                        $(5,479,884)  $(2,094,478    $(3,453,346)    $(3,094,210)      $ (22,186,389)
                                                ============  ============   ============    ============      ==============

BASIC AND DILUTED LOSS PER SHARE                $     (0.51)  $     (0.21)   $     (0.35)    $     (0.35)
                                                ============  ============   ============    ============

COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:

BASIC AND DILUTED                                10,688,100    10,008,468      9,833,156       8,877,024
                                                ============  ============   ============    ============

See notes to financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                            Series A Convertible
                                             Preferred Shares            Common Shares                             Deficit
                                           ---------------------   -----------------------                      Accumulated
                                           Number of                 Number                 Contributed           During
                                            Shares      Amount     of Shares      Amount      Capital        Development Stage
                                           ---------   ---------   -----------   ----------  -----------    --------------------
BALANCE, November 30, 1990
 (date of inception)                          --          --          --           --          --                --

NOVEMBER 1990
 Common shares issued for cash                                     1,312,758    $    263

DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                          1,050,210     137,400
 Contributed equipment at appraised
 value                                                                                       $ 16,425
 Contributed cash                                                                              77,547

MAY 1991:
 Common shares issued for cash
 less offering costs                                                 101,175      54,463
 Common shares issued for stock
 of a separate entity at fair value                                  100,020      60,000

JULY 1991:
 Common shares issued for
 services performed                                                   30,000      18,000

AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less offering costs of $125,700      360,000    $474,300

MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                            2,173,500    4,780,127
 Preferred shares converted
 into common shares                       (360,000)   (474,300)      360,000      474,300
 Dividends declared and paid
 on preferred shares                                                                                            $(24,831)

MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                      2,805,600    3,927,074

JANUARY-JUNE 1995:
Common shares repurchased
 with cash                                                          (253,800)    (190,029)

JULY 1995-JUNE 1996:
Common shares issued for cash                                        608,697    1,229,670
Common shares repurchased with cash                                  (18,600)     (12,693)
Common shares warrants and options
 granted for services                                                             356,000

NET LOSS                                                                                                       (8,064,471)
                                           ---------   ---------   ----------   ----------   ----------      --------------
BALANCE AT JUNE 30, 1996                      --       $  --       8,269,560    10,834,575      93,972         (8,089,302)

See notes to financial statements.                                                                       (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Series A Convertible
(Continued)                                  Preferred Shares           Common Shares                            Deficit
                                           --------------------    ------------------------                    Accumulated
                                           Number of                Number of               Contributed           During
                                            Shares     Amount        Shares       Amount      Capital       Development Stage
                                           ---------  ---------    -----------  ----------   ----------     -----------------
 Common shares issued for cash less
 offering costs of $170,597                                        849,327      5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                490,689      1,194,488
 Common shares warrants and options
 granted for service                                                              105,000

NET LOSS                                                                                                        (3,094,210)
                                           ---------  ---------    ----------   ----------   ---------       ----------------
BALANCE AT JUNE 30, 1997                      --      $   --        9,609,576    $17,625,646  $ 93,972        $ (11,183,512)

Common shares issued for cash
(exercise of options)                                                 337,500        887,690
Common shares warrants and options
granted for service                                                                   38,050
Common shares issued for services                                         500          6,250

NET LOSS                                                                                                        (3,453,346)
                                           ---------  ---------    -----------  ----------   ---------      ----------------
BALANCE AT JUNE 30,1998                       --         --         9,947,576   $18,557,636  $  93,972      $  (14,636,858)

Common shares issued for cash
(exercise of options and warrants)                                     84,000       395,730
Common shares options granted for services                                           50,000
Common shares issued for
 services                                                               1,500        18,750

NET LOSS                                                                                                        (2,094,478)
                                           ---------  ---------    ----------   ----------   ---------      ----------------
BALANCE AT DECEMBER 31, 1998                  --      $   --       10,033,076   $19,022,116  $ 93,972       $  (16,731,336)

Common shares issued for cash (less
 offering costs of $128,024)                                          751,654     7,200,602
Common shares issued for cash and
 exchange for 2,491 common shares which
 were canceled (exercise of options)                                   65,509       199,810
Common shares issued for services                                         792        9,900
Common shares warrant donated (Note 4)                                             552,000
Common shares issued for cash (exercise
 of warrant)                                                           40,000       20,000
Options granted for services                                                       195,952

NET LOSS                                                                                                        (5,479,884)
                                           ---------  ---------    ----------   -----------  ---------      ----------------
BALANCE AT DECEMBER 31, 1999                   --     $   --       10,891,031   $27,200,380  $  93,972$        (22,211,220)
                                           =========  =========    ==========   ===========  =========      ================

See notes to financial statements.                                                                        (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      Period
                                                   Year Ended       Six Months          Year Ended June 30         from Inception
                                                  December 31,     December 31,    ---------------------------  (November 30, 1990)
                                                       1999            1998             1998          1997     to December 31, 1999
                                                  -------------   --------------   ------------  -------------- -------------------
OPERATING ACTIVITIES:
Net loss                                          $ (5,479,884)   $  (2,094,478)   $(3,453,346)  $  (3,094,210)      $ (22,186,389)
Adjustments to reconcile net loss to net cash
operating activities:
 Deferred revenue                                     (187,500)        (250,000)      (500,000)        (62,500)         (1,000,000)
 Depreciation                                           59,540           28,582         49,284          41,023             276,647
Cost of Donation - warrants                            552,000                                                             552,000
 Cost of services - shares, options and warrants       220,574           78,750         44,300         240,821             797,902
 Supply reserves                                                                       100,000         100,000             200,000
 Changes in operating assets and  liabilities:
  Research and development supplies on hand                                                                               (200,000)
  Prepaid expenses and other current
   assets                                               31,260           87,367         13,197        (180,837)           (107,285)
  Deposits and other assets                             50,800           34,000        (65,000)        (24,722)             (9,900)
  Accounts payable                                     358,309           47,673        (59,638)        119,939             595,512
  Accrued compensation                                                                (175,000)        175,000                  --
  Deferred revenue                                                                    (400,000)      1,400,000           1,000,000
                                                  -------------   --------------   ------------  --------------       -------------
Net cash used in operating activities               (4,394,901)      (2,068,106)    (4,446,203)     (1,285,486)        (20,081,513)
                                                  -------------   --------------   ------------  --------------       -------------

INVESTING ACTIVITIES:
Sale of investments                                                                                                        197,400
Purchase of short-term investments                                                                                      (9,946,203)
Redemption of short-term investments                                                                                     9,946,203
Purchase of equipment and furniture                   (161,719)          (4,391)      (147,340)       (32,072)            (528,875)
                                                  -------------   --------------   ------------  -------------        -------------
Net cash  used in investing  activities               (161,719)          (4,391)      (147,340)       (32,072)            (331,475)
                                                  -------------   --------------   ------------  -------------        -------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                                      600,000
Preferred shares placement costs                                                                                          (125,700)
Issuance of common shares for cash                   7,328,626                                      5,662,180           23,701,732
Common shares placement costs                         (128,024)                                      (170,597)          (2,180,320)
Net proceeds from exercise of common share
 options and warrants                                  219,810          395,730        887,690      1,194,488            3,860,088
Contributed capital - cash                                                                                                  77,547
Dividends paid on preferred shares                                                                                         (24,831)
Repurchase of common shares                                                                                               (202,722)
                                                  -------------   --------------   ------------  -------------        -------------
Net cash provided by  financing activities           7,420,412          395,730        887,690      6,686,071           25,705,794
                                                  -------------   --------------   ------------  -------------        -------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          2,863,792       (1,676,767)    (3,705,853)     5,368,513            5,292,806

CASH AND CASH EQUIVALENTS:
At beginning of period                               2,429,014        4,105,781      7,811,634      2,443,121                   --
                                                  -------------   --------------   ------------  -------------        -------------
At end of period                                     5,292,806    $   2,429,014    $ 4,105,7$1   $  7,811,634            5,292,806
                                                  =============   ==============   ============  =============        =============

See notes to financial statements.                                                                                     (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      Period
                                                   Year Ended       Six Months          Year Ended June 30         from Inception
                                                  December 31,     December 31,    ---------------------------   (November 30, 1990)
                                                      1999             1998             1998          1997      to December 31, 1999
                                                  -------------   --------------   ------------  -------------- -------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                                                 $     16,425
Issuance of common shares
 in exchange for shares of
 common stock of Cryomedical
 Sciences, Inc. in a stock-for-stock
 transaction                                                                                                     $    197,400
Granting of options and warrants for
 services                                         $   195,952     $   50,000       $   38,050    $   105,000     $    762,002
Issuance of common shares in exchange for
services                                          $     9,900     $   18,750       $    6,250                    $     34,900

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

     Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $22,186,389 from inception to December 31, 1999. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

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

     Patent costs associated with obtaining patents on products being developed are expensed as research and development expenses when incurred. These costs totaled $160,221 for the year ended December 31, 1999, $47,781 for the six month period ended December 31, 1998, $81,303 and $95,362 for the years ended June 30, 1998 and 1997, respectively, and cumulatively, $661,284 for the period from inception (November 30, 1990) to December 31, 1999.

     Revenue recognition - License revenue is recognized ratably over the development period of the Hextend product which was originally determined to be two years. Milestone payments are recognized as revenue when milestones have been achieved. Royalty and license fees related to sales of a certain blood plasma volume expander product are generally recognized in the quarter subsequent to the quarter in which the related sales occur and upon receipt of a sales report from the third-party manufacturer/distributor of the product (see note 3).

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

     Net loss per share - Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted earnings
     (loss) per
     share for the year ended December 31, 1999, the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997 exclude any effect from such securities as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

     Comprehensive Income (Loss) - Comprehensive income (loss) includes the changes in net assets during the period from nonowner sources reported by major components and as a single total. Comprehensive income (loss) was the same as net loss for all periods presented. The Company's comprehensive income (loss) was the same as net loss.

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

     Under the License Agreement, Abbott has agreed to pay the Company license fees based upon achievement of specified milestones and product sales. As of December 31, 1999, $2,500,000 of the license fees for the achievement of milestones has been earned and paid. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott's obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

4.   SHAREHOLDERS' EQUITY

     During June 1994, the Board of Directors authorized management to repurchase up to 200,000 of the Company's common shares at market price at the time of purchase. A total of 90,800 shares have been repurchased and retired. No shares have been repurchased since August 28, 1995.

     During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred
     D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under the agreement, the Company issued to the financial advisor warrants to purchase 311,276 common shares at a price of $1.93 per share, and the Company agreed to issue additional warrants to purchase up to an additional 622,549 common shares at a price equal to the greater of (a) 150% of the average market price of the common shares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The exercise price and number of common shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The warrants are exercisable at the following prices: 466,912 at $1.93 per share; 77,818 at $2.35 per share;77,818 at $9.65 per share; 77,818 at $9.42 per share; 77,818 at $10.49 per share; 77,818 at $15.74 per share; and 77,818 at $13.75 per share. The total value of these warrants at the agreement date, estimated to be $300,000, was capitalized in fiscal 1996 and was amortized over the two year term of the agreement.

     During September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 124,510 common shares at a price of $6.02 per share. The exercise price and number of common shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. Warrants for 77,775 common shares vested and became exercisable and transferable when issued; warrants for the remaining 46,735 common shares vested ratably through September 1997 and became exercisable and transferable as vesting occurred. The estimated value of the services to be performed is $60,000 and that amount has been capitalized and is being amortized over the three year term of the agreement.

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

     Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the

     Option Committee. During the two years ended June 30, 1998 and 1997, employees, including directors, were granted options to purchase 17,500 and 123,000 common shares, respectively, and non-employees were granted options to purchase 14,500 and 165,000 common shares respectively. During the six months ended December 31, 1998, no options were granted to employees or directors, and an option to purchase 20,000 shares was granted to a consultant. During the year ended December 31, 1999, employees, and directors were granted options to purchase 33,000 common shares, and non-employees were granted options to purchase 63,000 shares. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($450,845 at December 31, 1999), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the year ended December 31, 1999 was approximately $171,027. At December 31, 1999, 503,000 shares were available for future grants under the Option Plan.


     Option activity under the Plan is as follows:

                                                                                                        Weighted
                                                                         Number of                  Average Exercise
                                                                           Shares                         Price
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1996 (537,000 exercisable at a
 weighted average price of $2.26)                                         690,000                         2.01
Granted (weighted average fair value of $6.83 per share)                  288,000                         7.37
Exercised                                                                 138,000                         2.37
Canceled                                                                     --                            --
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1997 (678,000 exercisable at a
 weighted average price of $4.22)                                         840,000                         3.78
Granted (weighted average fair value of $18.25 per share)                  32,000                        16.56
Exercised                                                                 337,500                         2.63
Canceled                                                                     --                             --
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1998 (411,500 exercisable at a
 weighted average price of $6.52)                                         534,500                         5.28
Granted (weighted average fair value of $2.50 per share)                   20,000                         7.25
Exercised                                                                  84,000                         4.71
Canceled                                                                     --                            --
                                                                   ----------------------        -----------------------

                                                                                                        Weighted
                                                                         Number of                   Average Exercise
                                                                          Shares                          Price
                                                                   ----------------------        -----------------------
Outstanding, December 31, 1998 (440,500
exercisable at a weighted average price of $5.76)                         470,500                         $ 5.46
Granted (weighted average fair value of $9.52 per
share)                                                                     96,000                         11.81
Exercised                                                                  68,000                         12.65
Canceled                                                                     --                            --
                                                                   ----------------------        -----------------------
Outstanding, December 31, 1999                                            498,500                         6.98
                                                                   ----------------------        -----------------------

Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                               Options Outstanding                                     Options Exercisable
                                          ------------------------------                       ------------------------------------
                                                  Weighted Avg.
                                                   Remaining
      Range of                 Number           Contractual Life         Weighted Avg.            Number            Weighted Avg.
  Exercise Prices            Outstanding             (yrs)               Exercise Price         Exercisable         Exercise Price
--------------------     -----------------    --------------------    --------------------     ---------------     ----------------
     $1.00-1.13                180,000                2.44                   $1.09                  180,000             $1.09
     6.00-8.81                 86,500                 3.15                    6.23                  86,500               6.23
    10.33-13.00                210,000                4.65                   11.17                  150,000             10.94
       18.25                   22,000                 2.90                   18.25                  22,000              18.25
                          -----------------                                                    ---------------
    $1.0-$18.25                498,500                3.51                   $6.98                  438,500             $6.33

     As discussed in Note 1, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Options to purchase 204,500 shares were outstanding to employees at December 31, 1999. Options granted to non-employees have been recognized in the financial statements at the estimated fair value of the services or benefit provided. Options to purchase 294,000 shares were outstanding to non-employees at December 31, 1999.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 24 - 60 months following vesting; stock volatility, 84.7%, 83.87%, and 95.00% for the year ended December 31, 1999, and the years ended June 30, 1998 and 1997, respectively; risk free interest rates, 5.99%, 5.64%, and 5.96%, for the year ended December 31, 1999, and the years ended June 30, 1998 and 1997, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values for the year ended December 31, 1999 and the years ended June 30, 1998, 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $5,760,878 ($0.54 per share) in 1999, $3,665,915 ($0.37 per share) in 1998, and $3,983,890 ($0.44 per share) in 1997. No employee options vested or were granted in the six months ended December 31, 1998. Therefore, pro forma net loss is the same as recorded net loss for the six months ended December 31, 1998. The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the year ended December 31, 1999, the six months ending December 31, 1998, and the years ended June 30, 1998, 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

6.   COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with six officers who are also shareholders, for five- year terms, five of which expire in June 2001 and one which expires in April 2002. All provide for base salaries with annual increases. The agreements also provide that in the event any of the officer's employment terminates, voluntarily or involuntarily, after a change in control of the Company through an acquisition of voting stock or assets, or a merger or consolidation with another corporation or entity, the executive officers will be entitled to severance payments equal to the greater of (a) 2.99 times the average annual compensation for the preceding five years or (b) the balance of the base salary for the unexpired portion of the term of the employment agreement. These officers/shareholders have signed intellectual property agreements with the Company as a condition of their employment.

     The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 8,200 square feet of space with a monthly rent of $10,000. The rent will increase annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. Rent expense totaled $91,796 for the year ended December 31, 1999, $32,694 for the six month period ending December 31, 1998, $62,990, and $59,376, for each of the two years ended June 30, 1998 and 1997, respectively; and cumulatively, $414,182 for the period from inception to December 31, 1999.

     7.  INCOME TAXES

     The primary components of the net deferred tax asset are:


                                                   Year Ended              Six MonthsEnded          Year Ended
                                                  December 31,              December 31,             June 30,
                                                      1999                      1998                  1998
                                              ---------------------     --------------------    -----------------
Deferred Tax Asset:
NOL Carryforwards                                $       9,246,868        $       7,256,851       $    5,125,447
Research & Development Credits                             788,920                  622,516              444,398
Other, net                                                 514,618                  320,790              327,492
                                              ---------------------     --------------------    -----------------
                   Total                                10,550,406                8,200,157            5,897,337
Valuation allowance                                    (10,550,406)              (8,200,157)          (5,897,337)
                                              ---------------------     --------------------    -----------------
Net deferred tax asset                           $           -0-          $           -0-         $        -0-
                                              =====================     ====================    =================

     No tax benefit has been recorded through December 31, 1999 because of the net operating losses incurred and a full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at December 31, 1999, December 31, 1998 and June 30, 1998 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     As of December 31, 1999, the Company has net operating loss carryforwards of approximately $23,000,000 for federal and $11,000,000 for state tax purposes, which begin to expire during fiscal years 2007 and 2000, respectively.

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

8.   RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1999, the six months ended December 31, 1998 and the years ended June 30, 1998 and1997, fees for consulting services of $19,125, $15,649, $33,500, and $36,000, respectively, were paid to a member of the Board of Directors.

9.   QUARTERLY RESULTS (UNAUDITED)

     Summarized unaudited results of operations for each quarter of the year ended December 31, 1999, the six months ended December 31, 1998 and the fiscal year ended June 30, 1998, are as follows:

                                                                                             Fourth            Total
                              First Quarter      Second Quarter       Third Quarter         Quarter            Year
                            ------------------ ------------------- -------------------  ---------------- -----------------
Fiscal Year Ended
December 31, 1999

---------------------------
Revenue                          $437,500           $600,000               --                  --           $1,037,500
Net Loss                         $786,939           $990,594           $2,254,588          $1,447,763       $5,479,884
Net Loss per share                 $.08               $.09                $.21                $.14             $.51


                                                                                             Fourth            Total
                              First Quarter      Second Quarter       Third Quarter         Quarter            Year
                            ------------------ ------------------- -------------------  ---------------- -----------------
Six Months Ended
December 31, 1998

---------------------------
Revenue                           $125,000           $125,000                                                  $250,000
Net Loss                        $1,137,742           $956,736                                                $2,094,478
Net Loss per share                 $.11                $.10                                                     $.21


                                                                                             Fourth            Total
                              First Quarter      Second Quarter       Third Quarter         Quarter            Year
                            ------------------ ------------------- -------------------  ---------------- -----------------
Fiscal Year Ended June

30, 1998

---------------------------
Revenue                          $125,000           $525,000             $125,000            $375,000       $1,150,000
Net Loss                         $982,621           $637,177           $1,071,538           $762,010        $3,453,346
Net Loss per share                 $.10               $.06                $.11                $.08             $.35


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors and Executive Officers

         The names and ages of the directors and executive officers of the Company are as follows:

         Paul Segall, Ph.D., 57, is the Chairman and Chief Executive Officer and has served as a director of the Company since 1990. Dr. Segall received a Ph.D. in Physiology from the University of California at Berkeley in 1977.

         Ronald S. Barkin, 54, became President of BioTime during October 1997, after serving as Executive Vice President since April 1997. Mr. Barkin has been a director of the Company since 1990. Before becoming an executive officer of the Company, Mr. Barkin practiced civil and corporate law for more than 25 years after getting a J.D. from Boalt Hall, University of California at Berkeley.

         Victoria Bellport, 34, is the Chief Financial Officer and Vice President and has been a director of the Company since 1990. Ms. Bellport received a B.A. in Biochemistry from the University of California at Berkeley in 1988.

         Hal Sternberg, Ph.D., 46, is the Vice President of Research and has been a director of the Company since 1990. Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer's Disease. Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.

         Harold Waitz, Ph.D., 57, is the Vice President of Engineering and Regulatory Affairs and has been a director of the Company since 1990. He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.

         Judith Segall, 46, is the Vice President of Technology and Secretary, and has been a director of the Company from 1990 through 1994, and from 1995 through the present date. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

         Jeffrey B. Nickel, Ph.D., 55, joined the Board of Directors of the Company during March 1997. Dr. Nickel is the President of Nickel Consulting through which he has served as a consultant to companies in the pharmaceutical and biotechnology industries since 1990. Prior to starting his consulting business, Dr. Nickel served in a number of management positions for Syntex
Corporation and Merck & Company. Dr. Nickel received his Ph.D. in Organic Chemistry from Rutgers University in 1970.

         Milton H. Dresner, 73, joined the Board of Directors of the Company during February 1998. Mr. Dresner is Co-Chairman of the Highland Companies, a diversified organization engaged in the development and ownership of residential and industrial real estate. Mr. Dresner serves as a director of Avatar Holdings, Inc., a real estate development company, and Childtime Learning Centers, Inc. a child care and pre-school education services company.

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

          During the fiscal year ended December 31, 1999, the Board of Directors met nine times. No director attended fewer than 75% of the meetings of the Board or any committee on which they served.

          Directors of the Company who are not employees receive an annual fee of $20,000, which may be paid in cash or in Common Shares, at the election of the director. During the year ended December 31, 1999, each director who was not a Company employee also received options to purchase 10,000 Common Shares. Directors of the Company and members of committees of the Board of Directors who are employees of the Company are not compensated for serving as directors or attending meetings of the Board or committees of the Board. Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board. Directors who are employees of the Company are also entitled to receive compensation in such capacity.

Executive Compensation

          The Company has entered into five-year employment agreements (the "Employment Agreements") with Paul Segall, the Chairman and Chief Executive Officer; Victoria Bellport, the Chief Financial Officer; Judith Segall, Vice President of Technology and Corporate Secretary; Hal Sternberg, Vice President of Research; and Harold Waitz, Vice President of Engineering and Regulatory Affairs. The Employment Agreements will expire on December 31, 2000 but may terminate prior to the end of the term if the employee (1) dies, (2) leaves the Company, (3) becomes disabled for a period of 90 days in any 150 day period, or
(4) is discharged by the Board of Directors for failure to carry out the reasonable policies of the Board, persistent absenteeism, or a material breach of a covenant. Under the Employment Agreements, the executive officers are presently receiving annual salaries of $163,000, and will receive a one-time cash bonus of $25,000 if the Company receives at least $1,000,000 of equity financing from a pharmaceutical company.

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

          The following table summarizes certain information concerning the compensation paid to the five most highly compensated executive officers during the last three full fiscal years and the six months ended December 31, 1998.

                                            SUMMARY COMPENSATION TABLE
                                                     Annual Compensation                  Long-Term Compensation
                                                     -------------------                  ----------------------
Name and Principal Position                 Year Ended                 Salary($)        Bonus    Stock Options (Shares)
---------------------------                 ----------                 ---------        -----    ----------------------
Paul Segall                                 December 31, 1999          $163,000
  Chairman and Chief Executive Officer      December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         $50,000           __
                                            June 30, 1997              $ 90,583          __               __

Hal Sternberg

   Vice President of Research               December 31, 1999          $163,000
                                            December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         $25,000           __
                                            June 30, 1997              $ 90,583         $25,000           __

Harold Waitz                                December 31, 1999          $163,000
  Vice President of Engineering             December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         __                __
                                            June 30, 1997              $ 90,583         $50,000           __

Victoria Bellport                           December 31, 1999          $163,000
   Vice President and                       December 31, 1998*         $ 49,500
    Chief Financial Officer                 June 30, 1998              $ 95,500         $25,000           __
                                            June 30, 1997              $ 90,583         $25,000           __

Judith Segall                               December 31, 1999          $163,000
   Vice President and Corporate Secretary   December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         $25,000           __
                                            June 30, 1997              $ 90,583         $25,000           __

*During 1998,  the Company  changed its fiscal year end from June 30 to December
31. The amounts of base salary shown in the table for the year ended December 31, 1998 reflect a short (six month) fiscal year.

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

Stock Options

         None of the five most highly compensated executive officers of the Company held any stock options during the fiscal year ended December 31, 1999.

Certain Relationships and Related Transactions

          During the year ended December 31, 1999, $19,125 in fees for consulting services was paid to Jeffrey B. Nickel, a member of the Board of Directors.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of March 21, 2000 concerning beneficial ownership of Common Shares by each shareholder known by the Company to be the beneficial owner of 5% or more of the Company's Common Shares, and the Company's executive officers and directors. Information concerning certain beneficial owners of more than 5% of the Common Shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

                                                            Number of         Percent of
                                                             Shares              Total
                                                            ---------         ----------
Alfred D. Kingsley (1)
Gary K. Duberstein
Greenbelt Corp.
Greenway Partners, L.P.
Greenhouse Partners, L.P.
  277 Park Avenue, 27th Floor

  New York, New York 10017                                  1,365,642            11.6

Paul and Judith Segall (2)                                    745,408             6.8

Harold D. Waitz (3)                                           524,166             4.8

Hal Sternberg                                                 502,043             4.6

Victoria Bellport                                             205,978             1.9

Ronald S. Barkin (4)                                          192,761             1.7

Jeffrey B. Nickel (5)                                          25,000              *

Milton H. Dresner (6)                                          29,063              *

All officers and directors
as a group (8 persons)(4)(5)                                2,224,419            20.1%
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

[FN]
         beneficially owns. Includes 270,442 Common Shares owned solely by Mr. Kingsley, as to which Mr. Duberstein disclaims beneficial ownership. Includes 10,895 Common Shares owned solely by Mr. Duberstein, as to which Mr. Kingsley disclaims beneficial ownership.

(2) Includes 543,245 shares held of record by Paul Segall and 202,163 shares held of record by Judith Segall.

(3) Includes 2,100 shares held for the benefit of Dr. Waitz's minor children.

(4) Includes 135,000 Common Shares issuable upon the exercise of certain options.

(5) Includes 25,000 Common Shares issuable upon the exercise of certain options.

(6) Includes 10,000 Common Shares issuable upon the exercise of certain stock options. Does not include Common Shares that Mr. Dresner may acquire in lieu of cash payment of his director's fees.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 1999.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

                                                                     Page
                                                                     ----

Independent Auditors' Report                                          33

Balance Sheets As of December 31, 1999
and December 31, 1998                                                 34

Statements of Operations For the Year Ended December 31, 1999,
the Six Months Ended December 31, 1998, the Two Years in the
Period Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1999                              35

Statements of Shareholders' Equity For the
Year Ended December 31, 1999, the Six Months
Ended December 31, 1998, the Two Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 1999                             36-37

Statements of Cash Flows For the
Year Ended December 31, 1999, the Six Months Ended
December 31, 1998, the Two Years in the Period
Ended June 30, 1998 and the Period From Inception

(November 30, 1990) to December 31, 1999                             38-39

Notes to Financial Statements                                        40-50

(a-3) Exhibits.

Exhibit
Numbers           Description
-------           -----------

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

10.20    Amendment to Employment Agreement between the Company and
         Harold Waitz.^^

10.21    Amendment to Employment Agreement between the Company and
         Judith Segall.^^

10.22 Amendment to Employment Agreement between the Company and Victoria Bellport.^^

10.23 Amendment to Employment Agreement between the Company and Ronald S. Barkin.^^

10.24    Exclusive License Agreement between Abbott Laboratories and
         BioTime, Inc.(Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

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

** Filed herewith.

(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2000.

                                              BIOTIME, INC.


                                           By: /s/Paul E. Segall
                                              ------------------
                                              Paul E. Segall, Ph.D.
                                              Chairman and Chief Executive
                                              Officer (Principal executive
                                               officer)

         Signature                          Title                                       Date
         ---------                          -----                                       ----
/s/Paul E. Segall
----------------------
Paul E. Segall, Ph.D.               Chairman, Chief Executive Officer and               March 28, 2000
                                    Director (Principal Executive Officer)

/s/Ronald S. Barkin
----------------------
Ronald S. Barkin                    President and Director                              March 28, 2000

/s/Harold D. Waitz
----------------------
Harold D. Waitz, Ph.D.              Vice President and Director                         March 28, 2000

/s/Hal Sternberg
----------------------
Hal Sternberg, Ph.D.                Vice President and Director                         March 28, 2000

/s/Victoria Bellport
----------------------
Victoria Bellport                   Chief Financial Officer and                         March 28, 2000
                                    Director (Principal Financial and
                                    Accounting Officer)

/s/Judith Segall
----------------------
Judith Segall                       Vice President, Corporate Secretary                 March 28, 2000
                                    and Director

----------------------
Jeffrey B. Nickel                   Director                                            March 28, 2000

----------------------
Milton H. Dresner                   Director                                            March 28, 2000


Exhibit Index

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

10.20    Amendment to Employment Agreement between the Company and
         Harold Waitz.^^

10.21    Amendment to Employment Agreement between the Company and
         Judith Segall.^^

10.22 Amendment to Employment Agreement between the Company and Victoria Bellport.^^

10.23 Amendment to Employment Agreement between the Company and Ronald S. Barkin.^^

10.24    Exclusive License Agreement between Abbott Laboratories and
         BioTime, Inc.(Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

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

** Filed herewith.

(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended December 31, 1999.