Form 10-Q
period 2000-03-31
BIOTIME INC
filed 2000-05-12
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,891,823 common shares, no par value, as of May 11, 2000.

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

Item 1. Financial Statements                       BIOTIME, INC.
                                           (A Development Stage Company)
                                             CONDENSED BALANCE SHEETS

                                                    (Unaudited)

           ASSETS                                                                 March 31,         December 31,
                                                                                    2000                1999
                                                                              -----------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                     $       3,687,377   $      5,292,806
Prepaid expenses and other current assets                                                95,888            107,285
                                                                              -----------------   ----------------
Total current assets                                                                  3,783,265          5,400,091
                                                                              -----------------   ----------------

EQUIPMENT, Net of accumulated depreciation of $294,901 and $276,647                     257,902            268,653
DEPOSITS AND OTHER ASSETS                                                                 9,900              9,900
                                                                              -----------------   ----------------
TOTAL ASSETS                                                                  $       4,051,067   $      5,678,644
                                                                              =================   ================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                              $         127,355   $        595,512
                                                                              -----------------   ----------------

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value,  undesignated as to Series, authorized 1,000,000 shares; none outstanding in 1999 and 1998

Common Shares, no par value, authorized 40,000,000 shares; issued and
 outstanding shares; 10,891,823 and 10,891,031                                       27,360,907         27,200,380
Contributed Capital                                                                      93,972             93,972
Deficit accumulated during development stage                                        (23,531,167)       (22,211,220)
                                                                              -----------------   ----------------
Total shareholders' equity                                                            3,923,712          5,083,132
                                                                              -----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $       4,051,067   $      5,678,644
                                                                              =================   ================

See notes to financial statements.

                                  BIOTIME, INC.

                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                    Three Months Ended          Period from Inception
                                                         March 31,              (November 30, 1990)
                                                    2000           1999          to March 31, 2000
                                                ------------   ------------      ------------------
REVENUE:

License fee                                     $       -      $   437,500        $  2,500,000
                                                ------------   ------------       -------------

EXPENSES:

Research and development                           (909,930)      (739,484)        (17,492,439)
General and administrative                         (475,468)      (513,450)        (10,161,922)
                                                ------------   ------------       -------------
Total expenses                                   (1,385,398)    (1,252,934)        (27,654,361)
                                                ------------   ------------       -------------

INTEREST AND OTHER INCOME:                           65,451         28,495           1,648,025
                                                ------------   ------------       -------------

NET LOSS                                        $(1,319,947)   $  (786,939)       $(23,506,336)
                                                ============   ============       =============


BASIC AND DILUTED LOSS PER SHARE                $     (0.12)   $     (0.08)
                                                ============   ============

COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:

BASIC AND DILUTED                                 10,891,797     10,232,279
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

See notes to financial statements.                                                                       (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Series A Convertible
(Continued)                                  Preferred Shares           Common Shares                            Deficit
                                           --------------------    ------------------------                    Accumulated
                                           Number of                Number of               Contributed           During
                                            Shares     Amount        Shares       Amount      Capital       Development Stage
                                           ---------  ---------    -----------  ----------   ----------     -----------------
 Common shares issued for cash less
 offering costs of $170,597                                        849,327      5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                490,689      1,194,488
 Common shares warrants and options
 granted for service                                                              105,000

NET LOSS                                                                                                        (3,094,210)
                                           ---------  ---------    ----------   ----------   ---------       ----------------
BALANCE AT JUNE 30, 1997                      --      $   --        9,609,576    $17,625,646  $ 93,972        $ (11,183,512)

Common shares issued for cash
(exercise of options)                                                 337,500        887,690
Common shares warrants and options
granted for service                                                                   38,050
Common shares issued for services                                         500          6,250

NET LOSS                                                                                                        (3,453,346)
                                           ---------  ---------    -----------  -----------  ---------      ----------------
BALANCE AT JUNE 30,1998                       --         --         9,947,576   $18,557,636  $  93,972      $  (14,636,858)

Common shares issued for cash
(exercise of options and warrants)                                     84,000       395,730
Common shares options granted for services                                           50,000
Common shares issued for
 services                                                               1,500        18,750

NET LOSS                                                                                                        (2,094,478)
                                           ---------  ---------    ----------   -----------  ---------      ----------------
BALANCE AT DECEMBER 31, 1998                  --      $   --       10,033,076   $19,022,116  $ 93,972       $  (16,731,336)

Common shares issued for cash (less
 offering costs of $128,024)                                          751,654     7,200,602
Common shares issued for cash and
 exchange for 2,491 common shares which
 were canceled (exercise of options)                                   65,509       199,810
Common shares issued for services                                         792         9,900
Common shares warrant donated (Note 4)                                              552,000
Common shares issued for cash (exercise
 of warrant)                                                           40,000        20,000
Options granted for services                                                        195,952

NET LOSS                                                                                                        (5,479,884)
                                           ---------  ---------    ----------   ------------ ---------      ----------------
BALANCE AT DECEMBER 31, 1999                   --     $   --       10,891,031   $27,200,380  $ 93,972       $  (22,211,220)

Common Shares issued for services                                         792        10,100
Options granted for services                                                        150,427

NET LOSS                                                                                                        (1,319,167)
                                           ---------  ---------    ----------   ------------ ---------      ----------------
BALANCE AT MARCH 31, 2000 - unaudited          --     $   --       10,891,823   $27360,907   $ 93,972       $  (23,531,167)
                                           =========  =========    ==========   ============ =========      ================

See notes to financial statements.                                                                        (Concluded)

                                  BIOTIME, INC.

                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                              Three Months Ended            Period from Inception
                                                                   March 31,                (November 30, 1990) to
                                                            2000               1999             March 31, 2000
                                                       --------------      -------------    ----------------------
OPERATING ACTIVITIES:
Net loss                                               $  (1,319,947)      $   (786,939)         $   (23,506,336)
Adjustments to reconcile net loss to net cash  used
in operating activities:
 Deferred revenue                                                              (187,500)              (1,000,000)
 Depreciation                                                 18,254             11,890                  294,901
Cost of Donation - warrants                                                                              552,000
 Cost of services - shares, options and warrants             160,527              5,000                  958,429
 Supply reserves                                                                                         200,000
 Changes in operating assets and  liabilities:
  Research and development supplies on hand                                                             (200,000)
  Prepaid expenses and other current
   assets                                                     11,397            (47,346)                 (95,888)
  Deposits and other assets                                                      16,800                   (9,900)
  Accounts payable                                          (468,157)            84,193                  127,355
 License fee receivables                                                       (250,000)                      --
  Deferred revenue                                                                                     1,000,000
                                                       --------------      -------------          ---------------
Net cash used in operating activities                     (1,597,926)        (1,153,902)             (21,679,439)
                                                       --------------      -------------          ---------------

INVESTING ACTIVITIES:
Sale of investments                                                                                      197,400
Purchase of short-term investments                                                                    (9,946,203)
Redemption of short-term investments                                                                   9,946,203
Purchase of equipment and furniture                           (7,503)           (12,643)                (536,378)
                                                       --------------      -------------          ---------------
Net cash  used in investing  activities                       (7,503)           (12,643)                (338,978)
                                                       --------------      -------------          ---------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                    600,000
Preferred shares placement costs                                                                        (125,700)
Issuance of common shares for cash                                            7,328,626               23,701,732
Common shares placement costs                                                  (126,632)              (2,180,320)
Net proceeds from exercise of common share options
and warrants                                                                    145,000                3,860,088
Contributed capital - cash                                                                                77,547
Dividends paid on preferred shares                                                                       (24,831)
Repurchase of common shares                                                                             (202,722)
                                                       --------------      -------------          ---------------
Net cash provided by  financing activities                         --          7,346,974              25,705,794
                                                       --------------      -------------          ---------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               (1,605,429)          6,180,449               3,687,377

CASH AND CASH EQUIVALENTS:
At beginning of period                                     5,292,806           2,429,014                       --
                                                       --------------      -------------          ---------------
At end of period                                       $   3,687,377       $   8,859,463          $    3,687,377
                                                       ==============      =============          ===============

See notes to financial statements.                                                                                (Continued)

                                  BIOTIME, INC.

                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                   Three Months Ended                     Period from Inception
                                                       March 31,                         (November 30, 1990) to
                                                2000               1999                      March 31, 2000
                                            -------------      -------------             ----------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                         $              16,425
Issuance of common shares
 in exchange for shares of
 common stock of Cryomedical
 Sciences, Inc. in a stock-for-stock
 transaction                                                                             $             197,400
Granting of options and warrants for
 services                                   $    150,427                                 $             913,429
Issuance of common shares in exchange for   $     10,100                                 $              45,000
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

     The balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999 and the period from inception (November 30, 1990) to March 31, 2000, the statement of shareholders' equity for the three month period ended March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999 and the period from inception (November 30, 1990) to March 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at March 31, 2000 and for all periods presented have been made. The balance sheet as of December 31, 1999 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results anticipated for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

     Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $23,506,336 from inception to March 31, 2000. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.


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

     Under the License Agreement, Abbott has paid the Company $2,500,000 of license fees based upon achievement of specified milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott's obligation to pay license fees on sales of

     Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

     The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Revenues for the three months ended March 31, 2000 include royalties on sales made by Abbott during the three months ended December 31, 1999. Royalties on sales made during the first quarter of 2000 will not be recognized by the Company until the second quarter of fiscal year 2000. Royalties for the quarter ended December 31, 1999 and the first quarter of fiscal 2000 were not material to BioTime's financial results.

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

     Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of March 31, 2000, 470,500 shares were available for future grants under the Option

     Plan; and options to purchase 531,000 had been granted and were outstanding at exercise prices ranging from $1.00 to $18.25. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($601,457 at March 31, 2000), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the quarter ended March 31, 2000 was approximately $122,192 and was recorded as research and development expense.

5.   NET INCOME PER SHARE

     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted earnings (loss) per share for the three months ended March 31, 2000 and the year ended December 31, 1999 exclude any effect from such securities as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of March 31, 2000 the Company had incurred a cumulative net loss of $23,506,336. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

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

         Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing approval is pending. BioTime has retained all rights to manufacture, sell or license Hextend and other products in all other countries. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products. See Note 3 of Notes to Financial Statements for more information about the license granted to Abbott Laboratories.

          Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons and hospital pharmacists. Abbott is implementing a dynamic marketing strategy designed to produce a significant growth in sales. Abbott's marketing program for Hextend includes, in addition to advertisements in medical journals, educational presentations for its sales force and physicians explaining the various benefits of using Hextend. The first major marketing presentation of Hextend at a medical conference occurred during October 1999. Abbott's current advertising campaign began during January 2000. The current Hextend advertising campaign features high quality, multi-color, multi-page print spreads that focus on the physiological basis of using a plasma- like substance to replace lost blood volume, and stress the ability of Hextend to support vital physiological processes at high volume use. The target customer base of the advertising campaign is being expanded by advertising in medical journals, medical conferences and sales calls directed to a broad array of medical specialists. The Company expects that the favorable impact of these expanded marketing activities will be realized in the months to come.

         As part of the marketing program, Abbott and the Company are financing a number of medical studies comparing patient outcomes and costs of treatment of patients receiving Hextend compared to other products during surgery. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for Hextend and sales by Abbott. The next major presentation of certain of these Hextend studies, including the results of the Company's study involving elderly patients undergoing major elective surgery, will take place at the World Congress of Anaesthesiologists in Montreal, Canada during the first week of June 2000.

         Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies. To facilitate product acceptance, substantial quantities of Hextend were introduced into hospitals at no charge. While this may cause a delay in revenues from product sales, it is often effective in obtaining market penetration.

         The Company estimates that Hextend has now been successfully used in many thousands of patients undergoing surgery at over 500 hospitals. The number of hospitals in which Hextend is being used, the number of hospital formularies that have approved Hextend, and the number of patients receiving Hextend, is growing. The number of hospitals switching to Hextend from albumin and older hetastarch solutions, is also increasing.

         Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Revenues for the three months ended March 31, 2000 include royalties on sales made by Abbott during the three months ended December 31, 1999. Royalties on sales made during the first quarter of 2000 will not be recognized by the Company until the second quarter of fiscal year 2000. Royalties for the quarter ended December 31, 1999 and the first quarter of fiscal 2000 were not material to BioTime's financial results.

      As a result of Abbott's aggressive marketing efforts, sales of Hextend have been rising steadily since January, when its current advertising campaign began. The Company expects Hextend sales growth to continue as the number of hospitals in which Hextend is used, the number of hospital formularies that have approved Hextend, and the number of patients receiving Hextend increases. The Company estimates that Hextend has now been successfully used in many thousands of patients undergoing surgery at over 500 hospitals. Abbott's marketing program is designed to produce accelerating sales which, if realized over the next several quarters, may produce royalties adequate for the Company to meet or exceed its expenses.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. The Company's application to market Hextend in Canada had been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is now awaiting completion of HPB's review of that application. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations. The Company plans to file a European Union application in Sweden. That filing is expected to take place this summer and will be based upon the results of the Company's completed clinical trials.

         The Company has received permission from the FDA to begin a Phase I clinical trial of PentaLyte involving nine subjects. Upon completion of this small safety study, BioTime plans to test PentaLyte as a cardio-pulmonary by-pass pump priming solution and for the treatment of hypovolemia in surgery. PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized. PentaLyte is designed for use when short lasting volume expansion is desirable.

         In order to commence clinical trials for regulatory approval of new products, such as HetaCool, or new therapeutic uses of Hextend, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand the present IND for additional Hextend studies. Filings with foreign regulatory agencies will be required to commence clinical trials overseas.

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

Results of Operations

         From inception (November 30, 1990) through March 31, 2000, the Company recognized $2,500,000 of license fee revenues. For the three months ended March 31, 2000, no license fee revenue based on product sales was earned or recognized. All license fees based upon milestones under the Abbott License Agreement were earned during prior periods. For the three months ended March 31, 1999, the Company recognized revenues of $437,500, comprised of amortization of deferred license fees from the $1,000,000 signing payment received under the License Agreement with Abbott, and $250,000 for the achievement of a certain milestone.

         From inception (November 30, 1990) through March 31, 2000, the Company incurred $17,492,439 of research and development expenses. Research and development expenses were $909,930 for the three months ended March 31, 2000, compared to $739,484 for the three months ended March 31, 1999. The increase in research and development expenses is due to recognition of a compensation expense for options granted in a previous quarter to consultants. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe.

         From inception (November 30, 1990) through March 31, 2000, the Company incurred $10,161,922 of general and administrative expenses. General and administrative expenses were $475,468 for the three months ended March 31, 2000, compared to $513,450 for the three months ended March 31, 1999. The decrease in general and administrative expenses in 2000 is attributable to a decrease in personnel costs and a focus of the Company's resources on product development and regulatory filings. General and administrative expenses include salaries, consultants' fees, and general operating expenses.


Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at March 31, 2000 the Company had cash and cash equivalents of approximately $3,700,000. The
Company expects that its cash on hand will be sufficient to finance its operations for approximately the next twelve months, but it will have to curtail the pace of its product development efforts unless its cash resources increase through a growth in revenues or additional equity investment. Accordingly, additional funds are required for the successful completion of the Company's product development activities. The Company has not received significant royalties and licensing fees from the sale of Hextend. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market the Company's products abroad, it is likely that additional sales of equity or debt securities will be required to meet the Company's short-term capital needs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

         The amount of license fees and royalties that may be earned through the licensing and sale of the Company's products, as well as the future availability and terms of equity and debt financings, is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market sensitive instruments as of March 31, 2000, December 31, 1999 or March 31, 1999.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

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

** Filed herewith.



(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          BIOTIME, INC.

                                      /s/ Paul Segall

Date: May 11, 2000                   -----------------------------------------
                                          Paul Segall
                                          Chief Executive Officer

                                     /s/ Victoria Bellport

Date: May 11, 2000                   -----------------------------------------
                                         Victoria Bellport
                                         Chief Financial Officer