Form 10-Q
period 2000-06-30
BIOTIME INC
filed 2000-08-14
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR
           _
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,892,965 common shares, no par value, as of August 14, 2000.

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

Item 1. Financial Statements

                                  BIOTIME, INC,

                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                                                     June 30,        December 31,
      ASSETS                                                                           2000              1999
                                                                                  --------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                         $    2,426,876   $      5,292,806
Prepaid expenses and other current assets                                                111,233            107,285
                                                                                  --------------   ----------------
Total current assets                                                                   2,538,109          5,400,091

EQUIPMENT, Net of accumulated depreciation of $313,430 and $276,647                      260,684            268,653
DEPOSITS AND OTHER ASSETS                                                                  9,900              9,900
                                                                                  --------------   ----------------
TOTAL ASSETS                                                                      $    2,808,693   $      5,678,644
                                                                                  ==============   ================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $      308,170   $        595,512

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 10,892,257 and 10,891,031                                            27,267,479         27,200,380
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                        (24,860,928)       (22,211,220)
                                                                                  --------------   ----------------
Total shareholders' equity                                                             2,500,523          5,083,132
                                                                                  --------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    2,808,693   $      5,678,644
                                                                                  ==============   ================

See notes to condensed financial statements.

                                  BIOTIME, INC.

                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                                                           Period from Inception
                                                Three Months Ended                 Six Months Ended         (November 30, 1990)
                                          June 30, 2000     June 30, 1999    June 30, 2000   June 30, 1999    to June 30, 2000
                                         ---------------    --------------   ------------    ------------     ----------------
REVENUE:

License fee                              $      --          $     600,000    $    --         $ 1,037,500       $   2,500,000
                                         ---------------    --------------   ------------    ------------      --------------

EXPENSES:

Research and development                       (930,147)       (1,072,522)    (1,840,077)     (1,812,006)        (18,422,586)
General and administrative                     (448,713)         (599,502)      (924,181)     (1,112,952)        (10,610,635)
                                         ---------------    --------------   ------------    ------------      --------------
Total expenses                               (1,378,860)       (1,672,024)    (2,764,258)     (2,924,958)        (29,033,221)
                                         ---------------    --------------   ------------    ------------      --------------

INTEREST AND OTHER INCOME:                       49,099            81,430        114,550         109,925           1,697,124
                                         ---------------    --------------   ------------    ------------      --------------

NET LOSS                                 $   (1,329,761)    $    (990,594)   $(2,649,708)    $(1,777,533)      $ (24,836,097)
                                         ===============    ==============   ============    ============      ==============
BASIC AND DILUTED LOSS PER
SHARE                                    $        (0.12)    $       (0.09)   $     (0.24)    $     (0.17)
                                         ===============    ==============   ============    ============

COMMON AND EQUIVALENT
SHARES USED IN
COMPUTING PER SHARE
AMOUNTS:

BASIC AND DILUTED                             10,892,247        10,816,766     10,892,022      10,526,137
                                         ===============    ==============   ============    ============

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

See notes to financial statements.                                                                       (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Series A Convertible
(Continued)                                  Preferred Shares           Common Shares                            Deficit
                                           --------------------    ------------------------                    Accumulated
                                           Number of                Number of               Contributed           During
                                            Shares     Amount        Shares       Amount      Capital       Development Stage
                                           ---------  ---------    -----------  ----------   ----------     -----------------
 Common shares issued for cash less
 offering costs of $170,597                                        849,327      5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                490,689      1,194,488
 Common shares warrants and options
 granted for service                                                              105,000

NET LOSS                                                                                                        (3,094,210)
                                           ---------  ---------    ----------   ----------   ---------       ----------------
BALANCE AT JUNE 30, 1997                      --      $   --        9,609,576    $17,625,646  $ 93,972        $ (11,183,512)

Common shares issued for cash
(exercise of options)                                                 337,500        887,690
Common shares warrants and options
granted for service                                                                   38,050
Common shares issued for services                                         500          6,250

NET LOSS                                                                                                        (3,453,346)
                                           ---------  ---------    -----------  -----------  ---------      ----------------
BALANCE AT JUNE 30,1998                       --         --         9,947,576    18,557,636     93,972         (14,636,858)

Common shares issued for cash
(exercise of options and warrants)                                     84,000       395,730
Common shares options granted for services                                           50,000
Common shares issued for
 services                                                               1,500        18,750

NET LOSS                                                                                                        (2,094,478)
                                           ---------  ---------    ----------   -----------  ---------      ----------------
BALANCE AT DECEMBER 31, 1998                  --          --       10,033,076    19,022,116     93,972         (16,731,336)

Common shares issued for cash (less
 offering costs of $128,024)                                          751,654     7,200,602
Common shares issued for cash and
 exchange for 2,491 common shares which
 were canceled (exercise of options)                                   65,509       199,810
Common shares issued for services                                         792         9,900
Common shares warrant donated (Note 4)                                              552,000
Common shares issued for cash (exercise
 of warrant)                                                           40,000        20,000
Options granted for services                                                        195,952

NET LOSS                                                                                                        (5,479,884)
                                           ---------  ---------    ----------   ------------ ---------      ----------------
BALANCE AT DECEMBER 31, 1999                   --         --       10,891,031    27,200,380    93,972          (22,211,220)

Common Shares issued for services -
  unaudited                                                             1,226        15,100
Options granted for services -                                                       51,999
  unaudited
NET LOSS - unaudited                                                                                            (2,649,708)
                                           ---------  ---------    ----------   ------------ ---------      ----------------
BALANCE AT MARCH 31, 2000 - unaudited         --      $   --       10,892,257   $27,627,479   $ 93,972       $ (24,860,928)
                                           =========  =========    ==========   ============ =========      ================

See notes to financial statements.                                                                        (Concluded)

                                  BIOTIME, INC.

                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                 Six Months Ended             Period from Inception
                                                                      June 30,                  (November 30, 1990)
                                                           2000                   1999           to June 30, 2000
                                                          ------                 ------         -------------------
OPERATING ACTIVITIES:
Net loss                                                $ (2,649,708)         $ (1,777,533)        $  (24,836,097)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred Revenue                                                  -               (187,500)            (1,000,000)
 Depreciation                                                36,783                 25,824                313,430
Cost of Donation - warrants                                       -                      -                552,000
Cost of Services - options and warrants                      67,099                 92,980                865,001
Supply Reserves                                                   -                      -                200,000
 Changes in operating assets and liabilities:

  Research and development supplies on hand                       -                      -               (200,000)
  Prepaid expenses and other current
   assets                                                    (3,948)                 4,719               (111,233)
  Deposits and other assets                                       -                 33,800                 (9,900)
  Accounts payable                                         (287,342)                31,078                308,170
  License fee receivables                                         -               (850,000)                     -
  Deferred revenue                                                -                      -              1,000,000
                                                        -----------           -------------           ------------
Net cash used in operating activities                    (2,837,116)            (2,626,632)           (22,918,629)
                                                        ------------          -------------          --------------

INVESTING ACTIVITIES:
Sale of investments                                               -                      -                197,400
Purchase of short-term investments                                -                      -             (9,946,203)
Redemption of short-term investments                              -                      -              9,946,203
Purchase of equipment and furniture                         (28,814)               (53,759)              (557,689)
                                                        ------------           ------------           ------------
Net cash used in investing activities                       (28,814)               (53,759)              (360,289)
                                                        ------------           ------------           ------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                             -                      -                600,000
Preferred shares placement costs                                  -                      -              (125,700)
Issuance of common shares for cash                                -              7,328,626             23,701,732
Common shares placement costs                                     -               (128,024)            (2,180,320)
Net proceeds from exercise of common share options
 and warrants                                                     -                195,850              3,860,088
Contributed capital - cash                                        -                      -                 77,547
Dividends paid on preferred shares                                -                      -               (24,831)
Repurchase Common Shares                                          -                      -              (202,722)
                                                        -----------           ------------           ------------
Net cash provided by financing activities                         -              7,396,452             25,705,794
                                                        -----------           ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,865,930)             4,716,061              2,726,876

CASH AND CASH EQUIVALENTS:
At beginning of period                                    5,292,806              2,429,014                     --
                                                        -----------           ------------           ------------
At end of period                                        $ 2,426,876           $  7,145,075           $  2,426,876
                                                        ===========           ============           ============

                                                                                                        (Continued)

                                                   BIOTIME, INC.

                                           (A Development Stage Company)
                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)




                                                           Six Months Ended               Period from Inception
                                                                June 30,                   (November 30, 1990)
                                                         2000             1999              to June 30, 2000
                                                        ------           ------            -------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:


 Receipt of contributed equipment                                                               $       16,425
 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                   $      197,400
Granting of options and warrants for services          $   51,999      $    92,980              $      815,001
Issuance of common shares in exchange for services     $   15,100                               $       50,000


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

         The balance sheet as of June 30, 2000, the statements of operations for the three months and six months ended June 30, 2000 and 1999 and the period from inception (November 30, 1990) to June 30, 2000, the statement of shareholders' equity for the six month period ended June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999 and the period from inception (November 30, 1990) to June 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at June 30, 2000 and for all periods presented have been made. The balance sheet as of December 31, 1999 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results anticipated for the full year.

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

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $24,836,097 from inception to June 30, 2000. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

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

         In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt this statement in the fourth quarter of its year ending December 31, 2000. Management does not expect any material impact as a result of adopting the guidelines of this standard.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for

         Stock Issued to employees  (APB 25).  Management  does not believe that
         FIN  44  will  have  a  material   impact  on  accounting   for  future
         instruments.

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

         The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the six months ended June 30, 2000 include royalties on sales made by Abbott during the three months ended March 31, 2000. Royalties on sales made during the second quarter of 2000 will not be recognized by the Company until the third quarter of fiscal year 2000. Royalties for the quarter ended March 31, 2000 and the second quarter of fiscal 2000 were not material to BioTime's financial results.

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

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of June 30, 2000, 450,500 shares were available for future grants under the Option Plan; and options to purchase 551,000 had been granted and were outstanding at exercise prices ranging from $1.00 to $18.25. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($354,791 at June 30, 2000), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the six months ended June 30, 2000 was approximately $51,999 and was recorded as research and development expense.

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

6.       SUBSEQUENT EVENTS

         During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp. The agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that was paid quarterly. On August 11, 2000, the board approved the renewal of this agreementfor a period of twelve months ending March 31, 2001, but instead of cash compensation Greenbelt Corp. will receive 30,000 common shares in four quarterly installments of 7,500 shares each. Under the agreement, upon the request of Greenbelt Corp., the Company will file a registration statement to register the shares for public sale.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of June 30, 2000 the Company had incurred a cumulative net loss of $24,836,097. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

         The Company's first product, Hextend(R), is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition often associated with blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and oncotic pressure and keeps vital organs perfused during surgery. Hextend, approved for large-volume use in major surgery, is the only blood plasma volume expander that contains hetastarch, buffer, multiple electrolytes and glucose. Hextend is designed to compete with and to replace flawed older products such as albumin and other colloid solutions, as well as crystalloid solutions, that have been used to maintain fluid volume and blood pressure during surgery. Hextend is also completely sterile to avoid risk of infection. BioTime estimates that Hextend has now been successfully used in more than 15,000 patients undergoing surgery. Physicians who have used Hextend in surgery have reported good results and a number of benefits, including reduced hospital stays in certain cases and a noticeable reduction in edema due to a reduced use of crystalloid solutions. Health insurance reimbursements and HMO coverage generally includes the cost of Hextend used in surgical procedures.

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

         Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Revenues for the three months ended June 30, 2000 include royalties on sales made by Abbott during the three months ended March 31, 2000. Royalties on sales made during the second quarter of 2000 will not be recognized by the Company until the third quarter of fiscal year 2000. Royalties on sales made during the three months ended March 31, 2000 and the during three months ended June 30, 2000 were not material to BioTime's financial results.

         Although Hextend sales are still in the ramp-up phase, Abbott has made significant progress in implementing a dynamic marketing strategy designed to produce a significant growth in sales. Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons practicing a variety of specialties, and hospital pharmacists. Abbott's marketing strategy is designed to reach this target customer base.

         Abbott's product market launch has entailed educating its sales force about the uses and benefits of Hextend, developing a unique product logo, launching a product advertising campaign that includes advertisements in medical journals, developing brochures and sales aids for distribution by its sales force, and developing and implementing a program to obtain hospital formulary committee approval. The current Hextend advertising campaign features high quality, multi-color, multi-page print spreads that focus on the physiological basis of using a plasma-like substance to replace lost blood volume, and stress the ability of Hextend to support vital physiological processes at high volume use. In addition, Abbott has sponsored presentations of Hextend at several major medical conferences and has plans for additional presentations at future conferences.

         Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies, and has obtained or is seeking formulary committee approval at several hundred hospitals. Inclusion on hospital formularies is important because it enables physicians to obtain Hextend without the need to special order it. Obtaining formulary approval generally takes several months and requires diligent efforts by the sales force who not only provide Hextend to the hospital but also can provide the formulary committee with necessary information showing that the product is safe and effective. To facilitate product acceptance, substantial quantities of Hextend were introduced into hospitals at no charge. While this may cause a delay in revenues from product sales, it is often effective in obtaining market penetration.

         Abbott has concentrated on establishing Hextend as the standard plasma volume expander at prominent teaching hospitals and leading medical centers, such as Duke University Medical Center in Durham, North Carolina and Columbia-Presbyterian Medical Center in New York, New York which have switched to Hextend from 6% hetastarch in saline.

         As part of the marketing program, Abbott and the Company are financing a number of medical studies comparing patient outcomes and costs of treatment of patients receiving Hextend compared to other products during surgery. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The Company is also aware of independent studies that are being conducted by physicians and hospitals, who may publish their findings in medical journals. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for Hextend and sales by Abbott. The next major medical conference at which certain of these Hextend studies, including the results of the Company's study involving elderly patients undergoing major elective surgery, will be be presented is the American Society of Anesthesiologists Annual Meeting to be held in San Francisco on October 14 to 18, 2000.

         As a result of Abbott's aggressive marketing efforts, quarterly sales of Hextend have been rising since the product launch in October 1999. The number of hospital formularies that have approved Hextend, the number of hospitals purchasing Hextend, and the number of patients treated with Hextend, is growing. The Company expects Hextend sales growth to continue as the number of hospital formularies that have approved Hextend increases, and as surgeons and anaesthesiologists become more familiar with the benefits that can be attained for their patients by using Hextend in the operating room.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. The Company's application to market Hextend in Canada has been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is now awaiting completion of HPB's review of that application. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations. The Company plans to file a European Union application in Sweden. That filing is expected to take place this summer and will be based upon the results of the Company's completed clinical trials.

         The Company has begun a Phase I clinical trial of PentaLyte involving a small number of subjects. Upon completion of this small safety study, BioTime plans to test PentaLyte for the treatment of hypovolemia in surgery. PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized. PentaLyte is designed for use when short lasting volume expansion is desirable.

         The Company is also continuing to develop solutions for low temperature surgery. A number of physicians have reported using Hextend to treat hypovolemia under mild hypothermic conditions during cardiac surgery. Additional surgeries have been performed at deeper hypothermic temperatures. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the trade mark "HetaCool(TM)" after FDA approval is obtained.

         In order to commence clinical trials for regulatory approval of new products or new therapeutic uses of products, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand a previous filing. Filings with foreign regulatory agencies will be required to commence clinical trials overseas.

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

Results of Operations

Revenues


         From inception (November 30, 1990) through June 30, 2000, the Company recognized $2,500,000 of license fee revenues. For the three months ended June
30, 2000, no license fee revenue based on product sales was earned or recognized. All license fees based upon milestones under the Abbott License Agreement were earned during prior periods. For the three months ended June 30, 1999, the Company recognized revenue of $600,000 for the achievement of certain milestones. For the six months ended June 30, 1999, the Company recognized revenues of $1,037,500, as additional license fee milestones were achieved in 1999. See Note 3 to the accompanying financial statements.

Operating Expenses

         From inception (November 30, 1990) through June 30, 2000, the Company incurred $18,422,586 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $930,147 for the three months ended June 30, 2000, compared to $1,072,522 for the three months ended June 30, 1999. The difference is attributable to a decrease in compensation expense recognized for the value of certain consultants' options. See Note 4 to the accompanying financial statements. Research and development expenses increased to $1,840,077 for the six months ended June 30, 2000, from $1,812,006 for the six months ended June 30, 1999. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe.

         From inception (November 30, 1990) through June 30, 2000, the Company incurred $10,610,635 of general and administrative expenses. General and administrative expenses were $448,713 for the three months ended June 30, 2000, compared to $599,502 for the three months ended June 30, 1999. General and administrative expenses decreased to $924,181 for the six months ended June 30, 2000, from $1,112,952 for the six months ended June 30, 1999. The decrease is primarily attributable to a reduction in personnel costs. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

Interest and Other Income

         From inception (November 30, 1990) through June 30, 2000, the Company generated $1,697,124 of interest and other income. For the three months ended June 30, 2000, the Company generated $49,099 of interest and other income, compared to $81,430 for the three months ended June 30, 1999. The decrease in interest income in 2000 is attributable to a decrease in cash and cash equivalents. The interest and other income generated increased to $114,550, for the six months ended June 30, 2000, from $109,925 for the six months ended June 30, 1999. The increase in interest and other income during the six months ended June 30, 2000 is attributable to higher average cash balances and some royalty revenue during that six month period.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at June 30, 2000 the Company had cash and cash equivalents of approximately $2,400,000. The Company has been advised by Greenbelt Corp. that it intends to exercise warrants to purchase 389,094 shares for $750,951.42 on or before October 15, 2000. Greenbelt Corp. has advised the Company that it intends to hold the shares for investment purposes. Ronald S. Barkin, President of the Company has advised the Company that he intends to exercise stock options to purchase 45,000 shares for $45,000. The Company expects that its cash on hand will be sufficient to finance its operations for approximately the next twelve months, but it will have to curtail the pace of its product development efforts unless its cash resources increase through a growth in revenues or additional equity investment. Accordingly, additional funds are required for the successful completion of the Company's product development activities. The Company has not received significant royalties and licensing fees from the sale of Hextend. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market the Company's products abroad, it is likely that additional sales of equity or debt securities will be required to meet the Company's short-term capital needs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of June 30, 2000, December 31, 1999, or June 30, 1999.

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

** Filed herewith.


(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIOTIME, INC.

                                            /s/ Paul Segall
Date: August 14, 2000                     ---------------------------------
                                                Paul Segall
                                                Chief Executive Officer


                                            /s/ Victoria Bellport
Date: August 14, 2000                     ---------------------------------
                                                Victoria Bellport
                                                Chief Financial Officer