Form 10-Q
period 2000-09-30
BIOTIME INC
filed 2000-11-14
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number 1-12830

                                  BioTime, Inc.
             (Exact name of registrant as specified in its charter)

          California                                 94-3127919
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,342,786 common shares, no par value, as of November 13, 2000.

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

Item 1. Financial Statements
                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                                  September 30,      December 31,
      ASSETS                                                                          2000               1999
                                                                                 ---------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                        $     2,020,624   $      5,292,806
Prepaid expenses and other current assets                                                 37,574            107,285
                                                                                 ---------------   ----------------
Total current assets                                                                   2,058,198          5,400,091

EQUIPMENT, Net of accumulated depreciation of $332,777and $276,647                       245,924            268,653
DEPOSITS AND OTHER ASSETS                                                                  9,900              9,900
                                                                                 ---------------   ----------------
TOTAL ASSETS                                                                     $     2,314,022   $      5,678,644
                                                                                 ===============   ================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                         $       113,915   $        595,512

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 11,342,059 and 10,891,031                                            28,192,018         27,200,380
Contributed Capital                                                                       93,972             93,972
Deficit accumulated during development stage                                         (26,085,883)       (22,211,220)
                                                                                 ---------------   ----------------
Total shareholders' equity                                                             2,200,107          5,083,132
                                                                                 ---------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     2,314,022   $      5,678,644
                                                                                 ===============   ================

See notes to financial statements.

                                        2

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three Months Ended                  Nine Months Ended        Period from Inception
                                                 September 30,                       September 30,         (November 30, 1990) to
                                            2000               1999             2000             1999         September 30, 2000
                                      ----------------   ---------------- ----------------- ----------------  ------------------
REVENUE:
License fee                           $      --          $      --        $       --        $     1,037,500   $    2,500,000
                                      ----------------   ---------------- ----------------- ----------------  ----------------

EXPENSES:

Research and development                     (847,035)        (1,957,094)       (2,687,112)      (3,769,100)      (19,269,621)
General and administrative                   (438,654)          (383,913)       (1,362,835)      (1,496,865)      (11,049,289)
                                      ----------------   ---------------- ----------------- ----------------  ----------------
Total expenses                             (1,285,689)        (2,341,007)       (4,049,947)      (5,265,965)      (30,318,910)
                                      ----------------   ---------------- ----------------- ----------------  ----------------

INTEREST AND OTHER INCOME:                     60,734             86,419           175,284          196,344         1,757,858
                                      ----------------   ---------------- ----------------- ----------------  ----------------

NET LOSS                              $    (1,224,955)   $    (2,254,588) $     (3,874,663) $    (4,032,121)  $   (26,061,052)
                                      ================   ================ ================= ================  ================
BASIC AND DILUTED LOSS PER
SHARE                                 $         (0.11)   $         (0.21) $          (0.35) $         (0.38)
                                      ================   ================ ================= ================

COMMON AND EQUIVALENT
SHARES USED IN
COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                          10,914,073         10,823,754        10,899,426       10,626,433
                                      ================   ================ ================= ================

See notes to financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY





                                            Series A Convertible
                                             Preferred Shares            Common Shares                             Deficit
                                           ---------------------   -----------------------                      Accumulated
                                           Number of                 Number                 Contributed           During
                                            Shares      Amount     of Shares      Amount      Capital        Development Stage
                                           ---------   ---------   -----------   ----------  -----------    --------------------
BALANCE, November 30, 1990
 (date of inception)                          --          --          --           --          --                --

NOVEMBER 1990:
 Common shares issued for cash                                     1,312,758    $    263

DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                          1,050,210     137,400
 Contributed equipment at appraised
 value                                                                                       $ 16,425
 Contributed cash                                                                              77,547

MAY 1991:
 Common shares issued for cash
 less offering costs                                                 101,175      54,463
 Common shares issued for stock
 of a separate entity at fair value                                  100,020      60,000

JULY 1991:
 Common shares issued for
 services performed                                                   30,000      18,000

AUGUST-DECEMBER 1991
 Preferred shares issued for
 cash less offering costs of $125,700      360,000    $474,300

MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                            2,173,500    4,780,127
 Preferred shares converted
 into common shares                       (360,000)   (474,300)      360,000      474,300
 Dividends declared and paid
 on preferred shares                                                                                            $(24,831)

MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                      2,805,600    3,927,074

JANUARY-JUNE 1995:
Common shares repurchased
 with cash                                                          (253,800)    (190,029)

JULY 1995-JUNE 1996:
Common shares issued for cash                                        608,697    1,229,670
Common shares repurchased with cash                                  (18,600)     (12,693)
Common shares warrants and options
 granted for services                                                             356,000

NET LOSS                                                                                                       (8,064,471)
                                           ---------   ---------   ----------   ----------   ----------      --------------
BALANCE AT JUNE 30, 1996                      --       $  --      $8,269,560    10,834,575     $93,972       $ (8,089,302)

See notes to financial statements.                                                                       (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Series A Convertible
(Continued)                                  Preferred Shares           Common Shares                            Deficit
                                           --------------------    ------------------------                    Accumulated
                                           Number of                Number of               Contributed           During
                                            Shares     Amount        Shares       Amount      Capital       Development Stage
                                           ---------  ---------    -----------  ----------   ----------     -----------------
JULY 1996-JUNE 1997:
 Common shares issued for cash less
 offering costs of $170,597                                           849,327     5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                   490,689     1,194,488
 Common shares warrants and options
 granted for service                                                                105,000

JULY 1997-JUNE 1998:
Common shares issued for cash
(exercise of options)                                                 337,500       887,690
Common shares warrants and options
granted for service                                                                  38,050
Common shares issued for services                                         500         6,250

JULY 1998-DECEMBER 1998:
Common shares issued for cash
(exercise of options and warrants)                                     84,000       395,730
Common shares options granted for services                                           50,000
Common shares issued for
 services                                                               1,500        18,750

NET LOSS                                                                                                        (2,094,478)
                                           ---------  ---------    ----------   -----------  ---------      ----------------
BALANCE AT DECEMBER 31, 1998                  --          --       10,033,076    19,022,116     93,972         (16,731,336)

Common shares issued for cash (less
 offering costs of $128,024)                                          751,654     7,200,602
Common shares issued for cash and
 exchange for 2,491 common shares which
 were canceled (exercise of options)                                   65,509       199,810
Common shares issued for services                                         792         9,900
Common shares warrant donated (Note 4)                                              552,000
Common shares issued for cash (exercise
 of warrant)                                                           40,000        20,000
Options granted for services                                                        195,952

NET LOSS                                                                                                        (5,479,884)
                                           ---------  ---------    ----------   ------------ ---------      ----------------
BALANCE AT DECEMBER 31, 1999                   --         --       10,891,031    27,200,380    93,972          (22,211,220)

Common Shares issued for services -
  unaudited                                                            16,934       149,799
Exercise of Options - unaudited                                        45,000        45,000
Exercise of Warrants (less issuance
  cost of $36,176) - unaudited                                        389,094       714,774
Options granted for services -
  unaudited                                                                          82,065
NET LOSS - unaudited                                                                                            (3,874,663)
                                           ---------  ---------    ----------   ------------ ---------      ----------------
BALANCE AT SEPTEMBER 30, 2000-unaudited       --      $   --       11,342,059   $28,192,018   $ 93,972       $ (26,085,883)
                                           =========  =========    ==========   ============ =========      ================

See notes to financial statements.                                                                        (Concluded)

                                                        BIOTIME, INC.
                                                (A Development Stage Company)
                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)




                                                               Nine Months Ended                 Period from Inception
                                                                  September 30,                   (November 30, 1990)
                                                           2000                   1999           to September 30, 2000
                                                        -------------         ---------------    -------------------
OPERATING ACTIVITIES:
Net loss                                               $ (3,874,663)         $  (4,032,121)        $  (26,085,883)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred Revenue                                                  -               (187,500)            (1,000,000)
 Depreciation                                                56,130                 41,727                332,777
Cost of Donation - warrants                                       -                552,000                552,000
Cost of Services - options and warrants                     231,864                163,120              1,029,766
Supply Reserves                                                   -                      -                200,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                       -                      -               (200,000)
  Prepaid expenses and other current
   assets                                                    69,711                 43,406                (37,574)
  Deposits and other assets                                       -                 50,800                 (9,900)
  Accounts payable                                         (481,597)               250,361                113,915
  License fee receivables                                         -                      -                      -
  Deferred revenue                                                -                                     1,000,000
                                                        ------------           ------------           ------------
Net cash used in operating activities                    (3,998,555)            (3,118,207)           (24,080,068)
                                                        ------------           ------------           ------------

INVESTING ACTIVITIES:
Sale of investments                                               -                      -                197,400
Purchase of short-term investments                                -                      -             (9,946,203)
Redemption of short-term investments                              -                      -              9,946,203
Purchase of equipment and furniture                         (33,402)              (125,228)              (562,277)
                                                        ------------           ------------           ------------
Net cash used in investing activities                       (33,402)              (125,228)              (364,877)
                                                        ------------           ------------           ------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                             -                      -                600,000
Preferred shares placement costs                                  -                      -              (125,700)
Issuance of common shares for cash                                -              7,328,626             23,701,732
Common shares placement costs                               (36,177)              (128,024)            (2,216,497)
Net proceeds from exercise of common share options
and warrants                                                795,952                215,850              4,656,040
Contributed capital - cash                                        -                      -                 77,547
Dividends paid on preferred shares                                -                      -               (24,831)
Repurchase Common Shares                                          -                      -              (202,722)
                                                        ------------           ------------           ------------
Net cash provided by financing activities                   759,775              7,416,452             26,465,569
                                                        ------------           ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH                     (3,272,182)             4,173,017              2,020,624
EQUIVALENTS

CASH AND CASH EQUIVALENTS:
At beginning of period                                    5,292,806              2,429,014                     --
                                                        -----------           ------------           ------------
At end of period                                        $ 2,020,624           $  6,602,031           $  2,020,624
                                                        ===========           ============           ============

                                                                                                              (Continued)

                                        7

                                                   BIOTIME, INC.
                                           (A Development Stage Company)
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)





                                                            Nine Months Ended              Period from Inception
                                                              September 30,                 (November 30, 1990)
                                                         2000             1999             to September 30, 2000
                                                       ------------    ------------        ---------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:

 Receipt of contributed equipment                                                               $    16,425
 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                   $   197,400
Granting of options and warrants for services          $  82,065      $   138,498               $   845,067
Issuance of common shares in exchange for services     $ 149,799            9,900               $   192,199
Granting of warrant for donation                                      $   552,000               $   552,000

See notes to financial statements.                                                               (Concluded)

                                        8

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

         The balance sheet as of September 30, 2000, the statements of operations for the three months and nine months ended September 30, 2000 and 1999 and the period from inception (November 30, 1990) to September 30, 2000, the statement of shareholders' equity for the nine month period ended September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999 and the period from inception (November 30, 1990) to September 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at September 30, 2000 and for all periods presented have been made. The balance sheet as of December 31, 1999 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results anticipated for the full year.

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

         The Company's operations are subject to a number of factors that can affect its operating
                                        9
         results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of the Company's products; the Company's ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for Company products; the Company's ability to obtain additional financing and the terms of any such financing that may be obtained; the Company's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company's products; and the availability of reimbursement for the cost of the Company's products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

         Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $26,061,052 from inception to September 30, 2000. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.


2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently assessing the effect that adoption of this statement will have. However, based on progress to date, the Company does not expect adoption to have a material impact on the Company's financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2001.

         In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, on October 13, 2000, the SEC issued a Frequently Asked Questions ("FAQ") document which clarified and elaborated on the SEC Staff's views regarding revenue recognition. The Company will adopt this statement in the fourth quarter of its year ending December 31, 2000. Management does not expect any material impact as a result of adopting the guidelines of this standard.

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

         The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the nine months ended September 30, 2000 include royalties on sales made by Abbott during the three months ended June 30, 2000. Royalties on sales made during the third quarter of 2000 will not be recognized by the Company until the fourth quarter of fiscal year 2000. Royalties on sales made during the quarter ended June 30, 2000 and the third quarter of fiscal 2000 were not material to BioTime's financial results.

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

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of September 30, 2000, 504,500 shares were available for future grants under the Option Plan; and options to purchase 461,000 had been granted and were outstanding at exercise prices ranging from $1.00 to $18.25. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($354,791 at September 30, 2000), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the nine months ended September 30, 2000 was approximately $30,066 and was recorded as research and development expense.

         During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp. The agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that was paid quarterly. On August 11, 2000, the Board of Directors approved the renewal of this agreement for a period of twelve months ending March 31, 2001, but instead of cash compensation Greenbelt Corp. will receive 30,000 common shares in four quarterly installments of 7,500 shares each. The value of the quarterly installments will be recognized in the quarter they are earned. Under the agreement, upon the request of Greenbelt Corp., the Company will file a registration statement to register the shares for public sale.



5.       NET INCOME PER SHARE

         Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted earnings (loss) per share for the three months ended September 30, 2000 and the nine months ended September 30, 2000 exclude any effect from such securities as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of September 30, 2000 the Company had incurred a cumulative net loss of $26,061,052. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the development of the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs.

         The Company's first product, Hextend(R), is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition often associated with blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and oncotic pressure and keeps vital organs perfused during surgery. Hextend, approved for large-volume use in major surgery, is the only blood plasma volume expander that contains hetastarch, buffer, multiple electrolytes and glucose. Hextend is designed to compete with and to replace flawed older products such as albumin and other colloid solutions, as well as crystalloid solutions, that have been used to maintain fluid volume and blood pressure during surgery. Hextend is also completely sterile to avoid risk of infection. BioTime estimates that Hextend has now been successfully used to treat more than 25,000 patients undergoing surgery. Physicians who have used Hextend in surgery have reported good results and a number of benefits, including reduced hospital stays in certain cases and a noticeable reduction in edema due to a reduced use of crystalloid solutions. Health insurance reimbursements and HMO coverage generally include the cost of Hextend used in surgical procedures.

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

         Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Revenues for the three months ended September 30, 2000 include royalties on sales made by Abbott during the three months ended June 30, 2000. Royalties on sales made during the third quarter of 2000 will not be recognized by the Company until the fourth quarter of fiscal year 2000. Hextend sales are still in the ramp-up phase, and royalties on sales made during the three months ended June 30, 2000 and during the three months ended September 30, 2000 were not material to BioTime's financial results. Total royalties earned on sales of Hextend during the current fiscal year will be reported in the Company's annual report on Form 10-K.

         Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons practicing a variety of specialties, and hospital pharmacists. Abbott's marketing strategy is designed to reach this target customer base through sales calls and an advertising campaign focused on the physiological basis of using a plasma-like substance to replace lost blood volume and the ability of Hextend to support vital physiological processes at high volume use.

         As part of the marketing program, Abbott and the Company are financing a number of medical studies comparing patient outcomes and costs of treatment of patients receiving Hextend compared to other products during surgery. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. In response to positive findings from these studies and physician satisfaction from Hextend's clinical use, Abbott Laboratories has intensified its marketing effort. The Company is also aware of independent studies that are being conducted by physicians and hospitals, who may publish their findings in medical journals. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for Hextend and sales by Abbott. Upcoming major medical conferences at which Hextend will be featured are the 54th Postgraduate Assembly of the New York State Society of Anesthesiologists, and the American Society of Hospital Pharmacists, both to be held in December 2000, and the Society for Clinical Care Medicine to be held in February 2001.

     Abbott is also working with hospitals to have Hextend added to hospital formularies, and has obtained or is seeking formulary committee approval at several hundred hospitals. Inclusion on hospital formularies is important because it enables physicians to obtain Hextend without the need to special order it. Obtaining formulary approval generally takes several months and requires diligent efforts by the sales force who not only provide Hextend to the hospital but also can provide the formulary committee with necessary information showing that the product is safe and effective. To facilitate product acceptance, substantial quantities of Hextend were introduced into hospitals at no charge. While this may cause a delay in revenues from product sales, it is often effective in obtaining market penetration. The Company expects Hextend sales to grow as the number of hospital formularies that have approved Hextend increases, and as surgeons and anaesthesiologists become more familiar with the benefits that can be attained for their patients by using Hextend in the operating room.

         Abbott has concentrated on establishing Hextend as the standard plasma volume expander at prominent teaching hospitals and leading medical centers, such as Duke University Medical Center in Durham, North Carolina and Columbia-Presbyterian Medical Center in New York, New York which have switched to Hextend from 6% hetastarch in saline.

         The Company has completed a Phase I clinical trial of PentaLyte involving a small number of subjects and is presently compiling the test data for submission to the FDA. BioTime plans to test PentaLyte for the treatment of hypovolemia in surgery. PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized. PentaLyte is designed for use when short lasting volume expansion is desirable.

         The Company is also continuing to develop solutions for low temperature surgery. A number of physicians have reported using Hextend to treat hypovolemia under mild hypothermic conditions during cardiac surgery. Additional surgeries have been performed at deeper hypothermic temperatures. In one case, a cancer patient was operated on under deep hypothermic conditions in which the heart was arrested and most of the blood replaced with Hextend. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the registered trade mark "HetaCool(R)" after FDA approval is obtained.

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

         The Company is also pursuing a global clinical trial strategy, the goal of which is to permit the Company to obtain regulatory approval for its products as quickly and economically as practicable. For example, the United States Phase III clinical trials of Hextend involved 120 patients and were completed in less than 12 months. Although regulatory requirements vary from country to country, the Company may be able to file applications for foreign regulatory approval of its products based upon the results of the United States clinical trials. The Company's application to market Hextend in Canada has been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is now awaiting completion of HPB's review of that application. During the third quarter, the Company filed its first application for approval in a European Union member nation, Sweden. Regulatory approvals for countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

Results of Operations

Revenues

         From inception (November 30, 1990) through September 30, 2000, the Company recognized $2,500,000 of license fee revenues. For the three months ended September 30, 2000, and September 30, 1999, no license fee revenue based on milestones or product sales was earned or recognized. All license fees based upon milestones under the Abbott License Agreement were earned during prior periods. For the nine months ended September 30,2000, no license fee revenue based on product sales was earned or recognized. For the nine months ended September 30, 1999, the Company recognized revenues of $1,037,500, as certain license fee milestones were achieved. See Note 3 to the accompanying financial statements.

Operating Expenses

         From inception (November 30, 1990) through September 30, 2000, the Company incurred $19,269,621 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $847,035 for the three months ended September 30, 2000, compared to $1,957,094 for the three months ended September 30, 1999. The difference is attributable to a decrease in compensation expense recognized for the value of certain consultants' options, and completion of a European clinical trial in the third quarter 1999. Research and development expenses decreased to $2,687,112 for the nine months ended September 30, 2000, from $3,769,100 for the nine months ended September 30, 1999. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe.

         From inception (November 30, 1990) through September 30, 2000, the Company incurred $11,049,289 of general and administrative expenses. General and administrative expenses were $438,654 for the three months ended September 30, 2000, compared to $383,913 for the three months ended September 30, 1999. The increase is attributable to an increase in compensation expense recognized for the value of certain consultants' shares issued for services. See Note 4 to the accompanying financial statements. General and administrative expenses decreased to $1,362,835 for the nine months ended September 30, 2000, from $1,496,865 for the nine months ended September 30, 1999. The decrease is primarily attributable to a reduction in personnel costs. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

Interest and Other Income

         From inception (November 30, 1990) through September 30, 2000, the Company generated $1,757,858 of interest and other income. For the three months ended September 30, 2000, the Company generated $60,734 of interest and other income, compared to $86,419 for the three months ended September 30, 1999. The interest and other income generated decreased to $175,284, for the nine months ended September 30, 2000, from $196,344 for the nine months ended September 30, 1999. The decrease in interest and other income in 2000 is attributable to a decrease in interest earned on cash and cash equivalents, which was only partially offset by royalties earned on product sales.


Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at September 30, 2000 the Company had cash and cash equivalents of approximately $2,000,000. The Company expects that its cash on hand will be sufficient to finance its operations for approximately the next ten months, but it will have to curtail the pace of its product development efforts and other operations unless its cash resources increase through a growth in revenues or additional equity investment. Accordingly, additional funds are required for the successful completion of the Company's product development activities. The Company has not received significant royalties and licensing fees from the sale of Hextend. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market the Company's products abroad, it is likely that additional sales of equity or debt securities will be required to meet the Company's short-term capital needs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. During September 2000 the Company received $750,951.42 through the exercise of warrants to purchase 389,094 common shares by Greenbelt Corp, and $45,000 through the exercise of stock options by Ronald S. Barkin, President of the Company. Greenbelt Corp. has informed the Company that it intends to exercise an additional 77,818 warrants at $1.93 each before December 31, 2000, and 77,818 warrants at $2.35 before March 31, 2001, subject to market conditions. These investments will increase the Company's cash position by $150,190.28 and
$182,874.18 in the last quarter of 2000 and the first quarter of 2001 respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of September 30, 2000, December 31, 1999, or September 30, 1999.

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

10.17    Addenda to Lease Agreement between the Company and Donn Logan.+++

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

^ ^ Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

### Incorporated by reference to the Company's Form 8-K, filed April 24, 1997.

+++ Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998.

^^^ Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.

** Filed herewith.


(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIOTIME, INC.

                                            /s/ Paul Segall
Date: November 14, 2000                     ---------------------------------
                                                Paul Segall
                                                Chief Executive Officer


                                            /s/ Victoria Bellport
Date: November 14, 2000                     ---------------------------------
                                                Victoria Bellport
                                                Chief Financial Officer