Form 10-K
period 2000-12-31
BIOTIME INC
filed 2001-03-30
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-12830

BioTime, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3127919 (I.R.S. Employer Identification No.)
935 Pardee Street, Berkeley, California (Address of principal executive offices)	94710 (Zip Code)

Registrant's telephone number, including area code: (510) 845-9535

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, no par value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  /x/

    The approximate aggregate market value of voting stock held by nonaffiliates of the registrant was $60,803,836 as of March 26, 2001. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

11,492,719
(Number of Common Shares outstanding as of March 26, 2001)

Documents Incorporated by Reference
None

PART I

      Statements made in this Form 10-K that are not historical facts may constitute forward- looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. See “Risk Factors” and Note 1 to Financial Statements.

Item 1.   Description of Business

Overview

      BioTime, Inc. (the “Company” or “BioTime”) is a development stage company engaged in the research and development of synthetic solutions that can be used as blood plasma volume expanders, blood replacement solutions during hypothermic (low temperature) surgery, and organ preservation solutions. Plasma volume expanders are used to treat blood loss in surgical or trauma patients until blood loss becomes so severe that a transfusion of packed red blood cells or other blood products is required. The Company is also developing a specially formulated hypothermic blood substitute solution that would have a similar function and would be used for the replacement of very large volumes of a patient’s blood during cardiac surgery, neurosurgery and other surgeries that involve lowering the patient’s body temperature to hypothermic levels.

      The Company’s first product, Hextend®, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition often associated with blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and oncotic pressure and keeps vital organs perfused during surgery. Hextend, approved for use in major surgery, is the only blood plasma volume expander that contains hetastarch, buffer, multiple electrolytes and glucose. Hextend is designed to compete with and to replace products such as albumin and other colloid solutions, as well as crystalloid solutions, that have been used to maintain fluid volume and blood pressure during surgery. Hextend is also completely sterile to avoid risk of infection. Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures.

      Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing approval is pending. The Company has granted Horus, B.V., a subsidiary of Akzo Nobel, N.V. , an exclusive license to manufacture and sell Hextend in all other parts of the world except Japan. Sales of Hextend by Horus are expected to begin after regulatory approval to market Hextend is obtained in the various countries under its license. Abbott and Horus also have a right to obtain licenses to manufacture and sell other BioTime products. See “Licensing” for more information about the license granted to Abbott Laboratories and to Horus.

      Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons practicing a variety of specialties, and hospital pharmacists. Abbott’s marketing strategy is designed to reach this target customer base through sales calls and an advertising campaign focused on the physiological basis of using a plasma-like substance to replace lost blood volume and the ability of Hextend to support vital physiological processes.

      As part of the marketing program, Abbott and the Company have financed a number of studies showing the advantages of receiving Hextend and other BioTime products during surgery. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. Most recently two articles discussing laboratory studies using Hextend and PentaLyte have appeared in the February 2001 edition of Anesthesia and Analgesia. Another article featuring the results of our clinical study of elderly surgical patients, which compared lactated Ringer’s and Hextend to saline and Hetastarch in saline in the treatment of hypovolemia, has been accepted for publication by a peer reviewed journal. This study was sponsored by BioTime and was conducted at hospitals affiliated with the University College of London Hospitals.

      The Company is also aware of independent studies using Hextend that are being conducted by physicians and hospitals, who may publish their findings in medical journals. Horus is expected to conduct marketing studies as well after it obtains regulatory approval and begins to market Hextend. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for and sales of Hextend.

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

      The Company is also developing two other blood volume replacement products, PentaLyte,® and HetaCool,™ that, like Hextend,® have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance. Various colloid and crystalloid products are being marketed by other companies for use in maintaining patient fluid volume in surgery and trauma care, but those solutions do not contain the unique comprehensive combination of electrolytes, glucose, lactate and hydroxyethyl starch found in Hextend, PentaLyte, and HetaCool. The Company’s products do not contain albumin. Albumin produced from human plasma is also currently used as a plasma expander, but it is expensive and subject to supply shortages. Additionally, an FDA (“Food and Drug Administration”) warning has cautioned physicians about the risk of administering albumin to seriously ill patients.

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

      In order to commence clinical trials for regulatory approval of new products, such as PentaLyte and HetaCool, or new therapeutic uses of Hextend, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application (“IND”) or an amendment to expand the present IND for additional Hextend studies. Filings with foreign regulatory agencies will be required to commence clinical trials overseas.

      BioTime has completed a Phase I clinical trial of PentaLyte involving a small number of subjects and has submitted its findings to the FDA. BioTime plans to test PentaLyte for the treatment of hypovolemia in surgery. PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized. PentaLyte is designed for use when short lasting volume expansion is desirable.

      BioTime is also continuing to develop solutions for low temperature surgery and trauma care. A number of physicians have reported using Hextend to treat hypovolemia under mild hypothermic conditions during cardiac surgery. Additional cardiac surgeries have been performed at deeper hypothermic temperatures. In one case, Hextend was used to treat hypovolemia in a cancer patient operated on under deep hypothermic conditions in which the heart was arrested. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to conduct trials using Hextend as a complete replacement for blood under near- freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the registered trade mark “HetaCool®” after FDA approval is obtained.

      The cost of preparing regulatory filings and conducting clinical trials is not presently determinable, but could be substantial. It may be necessary for the Company to obtain additional funds in order to complete any clinical trials that it may conduct for its new products or for new uses of Hextend. Under its license agreement, Horus will bear regulatory approval and clinical trial costs for the countries in its territory, other than Sweden where BioTime has an application for regulatory approval pending.

      In addition to developing clinical trial programs, the Company plans to continue to provide funding for its laboratory testing programs at selected universities, medical schools and hospitals for the purpose of developing additional uses of Hextend, PentaLyte, HetaCool, and other new products, but the amount of research that will be conducted at those institutions will depend upon the Company’s financial status.

      The Company was incorporated under the laws of the State of California on November 30, 1990. The Company’s principal office is located at 935 Pardee Street, Berkeley, California 94710. Its telephone number at such office is (510) 845-9535.

      Hextend® and PentaLyte® are registered trademarks, and HetaCool™ is a trademark, of BioTime, Inc.

Products for Surgery, Plasma Volume Replacement and Emergency Care

The Market for Plasma Volume Expanders

      The Company is developing Hextend, PentaLyte, HetaCool and other synthetic plasma expander solutions to treat acute blood loss that occurs as a result of trauma injuries and during many kinds of surgery. These products are synthetic, can be sterilized, and can be manufactured in large volumes. Hextend, PentaLyte, and HetaCool contain constituents that may maintain physiological balance when used to replace lost blood volume.

      Hextend is also currently being used to treat hypovolemia subsequent to trauma or sepsis by emergency room physicians. After appropriate clinical testing and regulatory approval, it may be used by paramedics to treat acute blood loss in trauma victims being transported to the hospital. Military-sponsored researchers are using Hextend in animal models of battlefield trauma, and promising preliminary results have been reported.

      Approximately 10,000,000 surgeries take place in the United States each year, and blood transfusions are required in approximately 3,000,000 of those cases. Transfusions are also required to treat patients suffering severe blood loss due to traumatic injury. Many more surgical and trauma cases do not require blood transfusions but do involve significant bleeding that can place the patient at risk of suffering from shock caused by the loss of fluid volume (hypovolemia) and physiological balance. Whole blood and packed red cells generally cannot be administered to a patient until the patient’s blood has been typed and sufficient units of compatible blood or red cells can be located. Periodic shortages of supply of donated human blood are not uncommon, and rare blood types are often difficult to locate. The use of human blood products also poses the risk of exposing the patient to blood borne diseases such as AIDS and hepatitis.

      Due to the risks and cost of using human blood products, even when a sufficient supply of compatible blood is available, physicians treating patients suffering blood loss are generally not permitted to transfuse red blood cells until the patient’s level of red blood cells has fallen to a level known as the “transfusion trigger.” During the course of surgery, while blood volume is being lost, the patient is infused with plasma volume expanders to maintain adequate blood circulation. During the surgical procedure, red blood cells are not replaced until the patient has lost approximately 45% to 50% of their red blood cells, thus reaching the transfusion trigger at which point the transfusion of red blood cells may be required. After the transfusion of red blood cells, the patient may continue to experience blood volume loss, which will be replaced with plasma volume expanders. Even in those patients who do not require a transfusion, physicians routinely administer plasma volume expanders to maintain sufficient fluid volume to permit the available red blood cells to circulate throughout the body and to maintain the patient’s physiological balance.

      Several units of fluid replacement products are often administered during surgery. The number of units will vary depending upon the amount of blood loss and the kind of plasma volume expander administered. Crystalloid products must be used in larger volumes than colloid products such as Hextend. Albumin produced from human plasma can be used for this purpose, but it is expensive and subject to supply shortages. Additionally, an FDA warning has cautioned physicians about the risk of administering albumin to seriously ill patients.

The Market for Products for Hypothermic Surgery

      Approximately 400,000 coronary bypass and other open heart surgeries are performed in the United States annually, and approximately 18,000 aneurysm surgeries and 4,000 arterio-venous malformation surgeries were performed in the United States during 1989. Those procedures often require the use of cardio-pulmonary bypass equipment to do the work of the heart and lungs during the surgery. During open heart surgery and surgical procedures for the treatment of certain cardiovascular conditions such as large aneurysms, cardiovascular abnormalities and damaged blood vessels in the brain, surgeons must temporarily interrupt the flow of blood through the body. Interruption of blood flow can be maintained only for short periods of time at normal body temperatures because many critical organs, particularly the brain, are quickly damaged by the resultant loss of oxygen. As a result, certain surgical procedures are performed at low temperatures because lower body temperature helps to minimize the chance of damage to the patient’s organs by reducing the patient’s metabolic rate, thereby decreasing the patient’s needs during surgery for oxygen and nutrients which normally flow through the blood.

      Current technology limits the degree to which surgeons can lower a patient’s temperature and the amount of time the patient can be maintained at a low body temperature because blood, even when diluted, cannot be circulated through the body at near-freezing temperatures. As a result, surgeons face severe time constraints in performing surgical procedures requiring blood flow interruption, and those time limitations prevent surgeons from correcting certain cardiovascular abnormalities.

      Hypothermic techniques may also have an important use in treating trauma patients that have experienced severe blood loss. BioTime is sponsoring a new project at the State University of New York Health Sciences Center in Brooklyn to study hypothermia and complete blood volume replacement with HetaCool in an animal model of civilian trauma.

Hextend, PentaLyte and HetaCool

      The Company’s first three blood volume replacement products, Hextend, PentaLyte, and HetaCool, have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance. Hextend, PentaLyte, and HetaCool, are composed of a hydroxyethyl starch, electrolytes, sugar and a buffer in an aqueous base. Hextend and HetaCool use a high molecular weight hydroxyethyl starch (hetastarch) whereas PentaLyte uses a lower molecular weight hydroxyethyl starch (pentastarch). The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend and HetaCool the products of choice when a larger volume of plasma expander or blood replacement solution for low temperature surgery is needed or where the patient’s ability to restore his own blood proteins after surgery is compromised. PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and HetaCool and might be used when less plasma expander is needed or where the patient is more capable of quickly restoring lost blood proteins. The Company has also tested HexaLyte, a new plasma volume expander that contains a low molecular weight hydroxyethyl starch and that would be eliminated from the body more rapidly than Hextend and HetaCool, but not as rapidly as PentaLyte. BioTime believes that by testing and bringing these products to the market, it can increase its market share by providing the medical community with solutions to match patients’ needs.

      Certain clinical test results indicate that Hextend is effective at maintaining blood calcium levels when used to replace lost blood volume. Calcium can be a significant factor in regulating blood clotting and cardiac function. The Company expects that PentaLyte will also be able to maintain blood calcium levels based upon laboratory studies and the fact that the formulation of PentaLyte is similar to that of Hextend.

      BioTime has not attempted to synthesize potentially toxic and costly oxygen carrying molecules such as hemoglobin because the loss of fluid volume and physiological balance may contribute as much to shock as the loss of the oxygen carrying component of the blood. Surgical and trauma patients are routinely given supplemental oxygen and retain a substantial portion of their own red blood cells. Whole blood or packed red blood cells are generally not transfused during surgery or in trauma care until several units of plasma or plasma volume expanders have been administered and the patient’s hematocrit has fallen to the transfusion trigger. Therefore, the lack of oxygen carrying molecules in the Company’s solutions should not pose a significant contraindication to use.

      Hextend is BioTime’s proprietary hetastarch-based synthetic blood plasma volume expander, designed especially to treat hypovolemia in surgery where patients experience significant blood loss. An important goal of the Hextend development program was to produce a product that can be used in multi-liter volumes. The safety related secondary endpoints targeted in the U.S. clinical study included those involving coagulation. The Company believes that the low incidence of adverse events related to blood clotting in the Hextend patients demonstrates that Hextend may be safely used in amounts exceeding 1.5 liters. An average of 1.6 liters of Hextend was used in the clinical trials, with an average of two liters for patients who received transfused blood products.

      Hextend is also being used in surgery with cardio-pulmonary bypass circuits. In order to perform heart surgery, the patient’s heart must be stopped and a mechanical apparatus is used to oxygenate and circulate the blood. The cardio-pulmonary bypass apparatus requires a blood compatible fluid such as Hextend to commence and maintain the process of diverting the patient’s blood from the heart and lungs to the mechanical oxygenator and pump.

      PentaLyte is BioTime’s proprietary pentastarch-based synthetic plasma expander, designed especially for use when a faster elimination of the starch component is desired and acceptable. Although Hextend can be used in these cases, some physicians appear to prefer a solution which could be metabolized faster and excreted earlier when the longer term protection provided by

Hextend is not required. PentaLyte combines the physiologically balanced Hextend formulation with pentastarch that has a lower molecular weight and degree of substitution than the hetastarch used in Hextend. Plasma expanders containing pentastarch are currently widely used around the world. BioTime has submitted the results of a Phase I clinical study and is waiting for the FDA to complete its review before further clinical studies can begin. BioTime’s present plan is to seek approval of PentaLyte as a cardio-pulmonary by-pass pump priming solution and for the treatment of hypovolemia.

      Abbott and Horus each have a right of first refusal to obtain a license to manufacture and market PentaLyte in their respective territories under their license agreements with the Company.

      HetaCool is a modified formulation of Hextend. HetaCool is specifically designed for use at low temperatures. Surgeons are already using a variety of other solutions to carry out certain limited procedures involving shorter term (up to nearly one hour) arrest of brain and heart function at temperatures between 15º and 25º C. However, BioTime is not aware of any fluid currently used in medical practice or any medically-approved protocol allowing operations which can completely replace all of a patient’s blood at temperatures close to the ice point. The Company believes that very low temperature bloodless surgical techniques could be developed for open heart and minimally invasive closed chest cardiovascular surgeries, and removal of tumors from the brain, head, neck, heart, and other areas.

      The Company is in the process of preparing an amendment to its Hextend IND application to conduct preliminary clinical trials to use HetaCool as a cardio-pulmonary bypass circuit priming solution in low temperature cardio-vascular surgery. Those preliminary clinical trials will be a step to preparing an amended IND application to conduct clinical trials using HetaCool as a solution to replace all of a patient’s circulating blood volume during profound hypothermic (carried out at near- freezing temperatures) surgical procedures. The experimental protocol for the planned blood replacement clinical trial is being tested on animal subjects. HetaCool would be introduced into the patient’s body during the cooling process. Once the patient’s body temperature is nearly ice cold, and heart and brain function are temporarily arrested, the surgeon would perform the operation. During the surgery, HetaCool may be circulated throughout the body in place of blood, or the circulation may be arrested for a period of time if an interruption of fluid circulation is required. Upon completion of the surgery, the patient would be slowly warmed and blood would be transfused.

      Cardiac surgeons are working to develop innovative procedures to repair damaged coronary arteries and heart valves. If optically guided surgical instruments can be inserted into the heart through blood vessels or small incisions, there may be no need to open the patient’s chest cavity. BioTime believes that HetaCool may be useful in these minimally invasive closed chest cardiac procedures because the solution is transparent and if it were used to completely replace blood at low temperatures it would permit surgeons to use their optically guided instruments inside the heart or blood vessels without having their view obstructed by blood. The use of BioTime’s solutions may also allow better control over stopping and starting the heart, as well as extending the time period of such surgeries. BioTime intends to conduct a series of laboratory studies using animal subjects to test the utility of HetaCool as a low temperature blood substitute in such procedures.

      HetaCool has been used to completely replace the blood volume of hamsters, dogs, pigs, and baboons at temperatures approaching freezing. Many of these animal subjects survived long term after hypothermic blood substitution with HetaCool. In these laboratory tests, the animals’ blood was replaced by HetaCool and they were chilled for one to more than four hours with deep body temperatures between 1ºC and 10ºC.

      BioTime is developing a new formulation that has allowed the revival of hamsters after as long as 6.5 hours of hypothermic blood substitution during which time the animals’ heartbeat and circulation were stopped.

      Abbott and Horus each have a right of first refusal to obtain a license to manufacture and market HetaCool in their respective territories under their license agreements with the Company.

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

      The scarcity of transplantable organs makes them too precious to lose and increases the importance of effective preservation technology and products. Current organ removal and preservation technology generally requires multiple preservation solutions to remove and preserve effectively different groups of organs. The removal of one organ can impair the viability of other organs. Available technology does not permit surgeons to keep the remaining organs viable within the donor’s body for a significant time after the first organ is removed. Currently, an organ available for transplant is flushed with an ice cold solution during the removal process to deactivate the organ and preserve its tissues, and then the organ is transported on ice to the donee. The ice cold solutions currently used, together with transportation on ice, keep the organ healthy for only a short period of time. For example, the storage time for hearts is limited to approximately six hours. Because of the short time span available for removal and transplant of an organ, potential organ donees may not receive the needed organs.

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

      Using HetaCool for Multi-Organ Preservation. The Company is seeking to develop HetaCool for use as a single solution that can simultaneously preserve all of a single donor’s organs. When used as an organ preservation solution, HetaCool would be perfused into the donor’s body while the body is chilled, thereby eliminating an undesirable condition called “warm ischemia,” caused when an organ is warm while its blood supply is interrupted. The use of HetaCool in conjunction with the chilling of the body should help to slow down the process of organ deterioration by a number of hours so that a surgeon can remove all organs for donation and transplant. The Company’s current estimates are that each such preservation procedure could require as much as 50 liters of HetaCool.

      The Company believes that the ability to replace an animal’s blood with the Company’s HetaCool solution, to maintain the animal at near freezing temperatures for several hours, and then revive the animal, would demonstrate that the solution could be used for multi-organ preservation. Company scientists have revived animals after more than six hours of cold blood-substitution, and have observed heart function in animals maintained cold and blood-substituted for more than eight hours. An objective of the Company’s research and development program is to extend the time span in which animal subjects can be maintained in a cold, blood-substituted state before revival or removal of organs for transplant purposes. Organ transplant procedures using animal subjects could then be conducted to test the effectiveness of Hextend as an organ preservative.

      A successful transplant of a lung cooled inside the donor’s body prior to transplant has recently been reported in Sweden. The patient who received the lung is reported to be doing well several months later. The success of that transplant, which did not involve the use of a BioTime product, involved the preservation and transplant of a single organ, but indicates that hypothermic techniques can be used to preserve organs in the donor prior to removal for transplant.

Long-term Tissue and Organ Banking

      The development of marketable products and technologies for the preservation of tissues and vital organs for weeks and months is a long-range goal of the Company’s research and development plan. To permit such long-term organ banking the Company is attempting to develop products and technologies that can protect tissues and organs from the damage that occurs when human tissues are subjected to subfreezing temperatures.

      HetaFreeze is one of a family of BioTime’s freeze-protective solutions which may ultimately allow the extension of time during which organs and tissues can be stored for future transplant or surgical grafting. In laboratory experiments, BioTime’s proprietary freeze-protective compounds have already been used to preserve skin when used as a whole animal perfusate. Silver dollar size full thickness shaved skin samples have been removed after saturation with HetaFreeze solution, frozen at liquid nitrogen temperatures and stored for periods ranging from days to weeks. The grafts were then warmed and sewn onto the backs of host animals. Many of these grafts survived.

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

Other Potential Uses of BioTime Solutions

      Isolated regional perfusion of anti-cancer drugs has been used to treat melanoma of the limbs, and inoperable tumors of the liver. The Company believes that employing such a procedure while the patient is kept in ice-cold blood-substitution may allow high doses of toxic anti-cancer drugs to be directed at inoperable tumors within vital organs, which would selectively be warmed. Keeping the rest of the patient in a cold, blood substituted state may reduce or eliminate the circulation of the toxic drugs to healthy tissues.

      BioTime considers such surgical techniques to be a longer range goal of its research and development program for hypothermic surgery products. Use of this complex technology in the practice of oncology can occur only after ice-cold blood-substitution has advanced to an appropriate level of safety and effectiveness.

Research and Development Strategy

      From inception through December 31, 2000, the Company has spent $19,945,350 on research and development. The greatest portion of BioTime’s research and development efforts have been devoted to the development of Hextend, PentaLyte and HetaCool for conventional surgery, emergency care, low temperature surgery, and multi-organ preservation. A lesser portion of the Company’s research and development efforts have been devoted to developing solutions and protocols for storing organs and tissues at subfreezing temperatures. In the future the Company may explore other applications of its products and technologies, including cancer chemotherapy. As the first products achieve market entry, more effort will be expended to bring the next tier of products to maturity.

      One major focus of the Company’s research and development effort has been on products and technology to extend the time animals can be kept cold and blood-substituted, and then revived without physical impairment. An integral part of that effort has been the development of techniques and procedures or “protocols” for use of the Company’s products. A substantial amount of data has been accumulated through animal tests, including the proper surgical techniques, drugs and anesthetics, the temperatures and pressures at which blood and blood replacement solutions should be removed, restored and circulated, solution volume, the temperature range, and times, for maintaining circulatory arrest, and the rate at which the subject should be rewarmed.

      Experiments intended to test the efficacy of the Company’s low temperature blood replacement solutions and protocols for surgical applications involve replacing the animal’s blood with the Company’s solution, maintaining the animal in a cold blood-substituted state for a period of time, and then attempting to revive the animal. Experiments for multi-organ preservation involve the maintenance of the animal subjects at cold temperatures for longer periods of time than would be required for many surgical applications, followed by transplant procedures to test the viability of one or more of the subject’s vital organs.

      The Company is conducting experiments at hospitals, medical schools, and university research facilities. These collaborative research programs are testing solutions and protocols developed in the Company’s laboratories and, in some cases, comparing the efficacy of the Company’s products with commercially available FDA approved products manufactured by other companies. Collaborative gerontological research is being conducting at the University of California at Berkeley. The Company intends to continue to foster relations with research hospitals and medical schools for the purpose of conducting collaborative research projects because it believes that such projects will introduce the Company’s potential products to members of the medical profession and provide the Company with objective product evaluations from independent research physicians and surgeons.

Licensing

Abbott Laboratories

      On April 23, 1997, the Company and Abbott entered into a License Agreement under which the Company granted to Abbott an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery where the patient’s body temperature is lower than 12ºC (“Hypothermic Use”), or replacement of substantially all of a patient’s circulating blood volume (“Total Body Washout”). The Company has retained all rights to manufacture, sell or license Hextend and other products in all other countries.

      Under the Abbott License Agreement, Abbott has agreed to pay the Company up to $40,000,000 in license fees, of which $2,500,000 has been paid to date for the grant of the license and the achievement of certain milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend, at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,0000 and $30,000,000. Abbott’s obligation to pay licensing fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

      In addition to the license fees, Abbott will pay the Company a royalty on total annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year will be applied on a total net sales basis. Abbott’s obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

      Abbott has agreed that the Company may convert Abbott’s exclusive license to a non- exclusive license or may terminate the license outright if certain minimum sales and royalty payments are not met. In order to terminate the license outright, the Company would pay a termination fee in an amount ranging from the milestone payments made by Abbott to an amount equal to three times prior year net sales, depending upon when termination occurs. Abbott’s exclusive license also may terminate, without the payment of termination fees by the Company, if Abbott fails to market Hextend. Abbott has agreed to manufacture Hextend for sale by the Company in the event that Abbott’s exclusive license is terminated in either case.

      Abbott has a right to acquire additional licenses to manufacture and sell the Company’s other plasma expander products in the United States and Canada. If Abbott exercises its right to acquire a license to sell such products for uses other than Hypothermic Surgery or Total Body Washout, in addition to paying royalties, Abbott will be obligated to pay a license fee based upon the Company’s direct and indirect research, development and other costs allocable to the new product. If Abbott desires to acquire a license to sell any of the Company’s products for use in Hypothermic Surgery or Total Body Washout, the license fees and other terms of the license will be subject to negotiation between the parties. For the purpose of determining the applicable royalty rates, net sales of any such new products licensed by Abbott will be aggregated with sales of Hextend. If Abbott does not exercise its right to acquire a new product license, the Company may manufacture and sell the product itself or may license others to do so.

      In order to preserve its rights to obtain an exclusive license for PentaLyte under its License Agreement, Abbott notified the Company that Abbott will supply BioTime with batches of PentaLyte, characterization and stability studies, and other regulatory support needed for BioTime to file an IND and conduct clinical studies.

      The foregoing description of the Abbott License Agreement is a summary only and is qualified in all respects by reference to the full text of that License Agreement.

Horus/Akzo Nobel

      On February 13, 2001, BioTime, Inc. and Horus B.V. (“Horus”), a subsidiary of Akzo Nobel, N.V. (“Akzo”) entered into an Exclusive License Agreement under which BioTime has granted to Horus an exclusive license to manufacture and sell Hextend in all parts of the world except the United States, Canada and Japan.

      Under its License Agreement, Horus has agreed to pay BioTime an initial license fee of $4,000,000, plus up to $5,500,000 in additional license fees upon the attainment of certain milestones pertaining to the commencement of sales in the European Union and the issuance of certain European patents. BioTime will earn royalties of not less than 12% nor more than 15% of net sales of Hextend manufactured and sold in certain countries under certain patents, or not less than

6% and not more than 7.5% of net sales of Hextend manufactured in countries in which patent protection has been obtained but sold in countries in which patents have not yet been issued. Horus will pay a royalty of not less than 2% and not more than 3.5% of net sales of Hextend for the use of licensed proprietary technology, plus a royalty of 2% of net sales for the use of the Hextend trademark, with respect to sales of Hextend manufactured and sold in countries in which patents are not issued or have expired.

      Horus will be responsible for obtaining regulatory approval for the use of Hextend in those countries in which it plans to market the product, except that BioTime will continue to process its pending application for regulatory approval in Sweden. The parties expect that regulatory approval activities and marketing of Hextend will be conducted for Horus by Organon Teknika, another Akzo subsidiary that sells a variety of pharmaceutical and hospital products world-wide. Akzo has agreed to guaranty the performance of Horus’ obligations under the License Agreement.

      Horus may also acquire additional licenses to manufacture and sell other BioTime plasma expander products, such as PentaLyte and HetaCool, outside the United States, Canada and Japan. If Horus does not exercise its right to acquire a new product license, BioTime may manufacture and sell the product itself or may license others to do so.

      Horus’ obligations under the License Agreement are conditioned upon the confirmation of certain manufacturing and supply arrangements. BioTime’s obligations are conditioned upon its receipt of the initial license fee payment, and it will have the right to terminate the License Agreement if it does not receive that payment within sixty (60) days.

      The foregoing description of the Horus License Agreement is a summary only and is qualified in all respects by reference to the full text of the License Agreement.

Other Licensing Efforts

      Representatives of the Company and Nihon Pharmaceutical Company, Ltd. (“Nihon”) have been discussing the development of BioTime products for the Japanese market, and the development of a clinical trial program to obtain Japanese regulatory approval. Nihon and the Company previously signed a letter of intent to negotiate a licensing agreement to manufacture and market BioTime products in Japan. Nihon is a subsidiary of Takeda Chemical Industries, Japan’s largest pharmaceutical manufacturer. In licensing arrangements that include marketing rights, the participating pharmaceutical company would be entitled to retain a large portion of the revenues from sales to end users and would pay the Company a royalty on net sales. There is no assurance that any such additional arrangements can be made.

Manufacturing

Manufacturing Arrangements

      Abbott manufactures Hextend for the North American market, and NPBI International, BV, a Netherlands company (“NPBI”), has manufactured lots of Hextend for the Company’s use in seeking regulatory approval in Europe. Abbott and NPBI have the facilities to manufacture Hextend and other BioTime products in commercial quantities. If Abbott chooses not to obtain a license to manufacture and market another BioTime product, and if NPBI declines to manufacture BioTime products on a commercial basis, other manufacturers will have to be found that would be willing manufacture products for BioTime, Horus, or any other licensee of BioTime products.

Facilities Required

      Any products that are used in clinical trials for regulatory approval in the United States or abroad, or that are approved by the FDA or foreign regulatory authorities for marketing, have to be manufactured according to “good manufacturing practices” at a facility that has passed regulatory inspection. In addition, products that are approved for sale will have to be manufactured in commercial quantities, and with sufficient stability to withstand the distribution process, and in compliance with such domestic and foreign regulatory requirements as may be applicable. The active ingredients and component parts of the products must be either USP or themselves manufactured according to “good manufacturing practices”.

      The Company does not have facilities to manufacture its products in commercial quantities, or under “good manufacturing practices.” Acquiring a manufacturing facility would involve significant expenditure of time and money for design and construction of the facility, purchasing equipment, hiring and training a production staff, purchasing raw material and attaining an efficient level of production. Although the Company has not determined the cost of constructing production facilities that meet FDA requirements, it expects that the cost would be substantial, and that the Company would need to raise additional capital in the future for that purpose. To avoid the incurrence of those expenses and delays, the Company is relying on contract and licensing arrangements with established pharmaceutical companies for the production of the Company’s products, but there can be no assurance that satisfactory arrangements will be made for any new products that the Company may develop.

Raw Materials

      Although most ingredients in the products being developed by the Company are readily obtainable from multiple sources, the Company knows of only a few manufacturers of the hydroxyethyl starches that serve as the drug substance in Hextend, PentaLyte and HetaCool. Abbott presently has a source of supply of the hydroxyethyl starch used in Hextend, PentaLyte and HetaCool, and has agreed to maintain a supply sufficient to meet market demand for Hextend in the United States and Canada. Horus is presently making arrangements to obtain a supply of the hydroxyethyl starch needed to manufacture Hextend for overseas markets. The Company believes that it and Hours will be able to obtain a sufficient supply of starch for its needs in the foreseeable future, although the Company and Horus do not have supply agreements in place. If for any reason a sufficient supply of hydroxyethyl starch could not be obtained, the Company or a licensee would have to acquire a manufacturing facility and the technology to produce the hydroxyethyl starch according to good manufacturing practices. The Company would have to raise additional capital to participate in the development and acquisition of the necessary production technology and facilities.

      If arrangements cannot be made for a source of supply of hydroxyethyl starch, the Company would have to reformulate its solutions to use one or more other starches that are more readily available. In order to reformulate its products, the Company would have to perform new laboratory testing to determine whether the alternative starches could be used in a safe and effective synthetic plasma volume expander, low temperature blood substitute or organ preservation solution. If needed, such testing would be costly to conduct and would delay the Company’s product development program, and there is no certainty that any such testing would demonstrate that an alternative ingredient, even if chemically similar to the one currently used, would be as safe or effective.

Marketing

      Hextend is being sold by Abbott in the United States. When regulatory approval is obtained, Hextend will be sold by Abbott in Canada, and by Horus or other Akzo companies in other parts of the world, except Japan where BioTime has not yet granted marketing rights.

      Because Hextend is a surgical product, sales efforts must be directed to anesthesiologists, surgeons, intensive care and trauma care physicians, and hospital pharmacists. In order to reach that customer base in the United States, sales calls are made to hospital pharmacies, advertisements are placed in medical journals, and presentations of marketing information are made to physicians individually and at medical conferences and in the hospital setting. Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies. As is common in the pharmaceutical industry, many customers received free samples of Hextend, which is often an effective way to introduce a new product to physicians, but also may result in a delay in the first purchase until a re-order is needed.

      Hextend competes with other products used to treat or prevent hypovolemia, including albumin, generic 6% hetastarch solutions, and crystalloid solutions. The competing products have been commonly used in surgery and trauma care for many years, and in order to sell Hextend, physicians must be convinced to change their product loyalties. Although albumin is expensive, crystalloid solutions and generic 6% hetastarch solutions sell at low prices. In order to compete with other products, particularly those that sell at lower prices, Hextend will have to be recognized as providing medically significant advantages. As part of the marketing program, Abbott, Horus, and the Company will finance a number of limited medical studies comparing outcomes of patients receiving Hextend and patients receiving other products during surgery, and comparing the relative patient care cost of using Hextend compared to other products. The results of these studies will be published in a series of abstracts, reports and peer reviewed journal articles intended for the target Hextend customer base. It will take time to complete these studies and publish the results. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for and sales of Hextend.

Government Regulation

      The FDA and foreign regulatory authorities will regulate the Company’s proposed products as drugs, biologicals, or medical devices, depending upon such factors as the use to which the product will be put, the chemical composition and the interaction of the product on the human body. In the United States, products that are intended to be introduced into the body, such as blood substitute solutions for low temperature surgery and plasma expanders, will be regulated as drugs and will be reviewed by the FDA staff responsible for evaluating biologicals.

      The Company’s domestic human drug products will be subject to rigorous FDA review and approval procedures. After testing in animals, an Investigational New Drug (IND) application must be filed with the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent Institutional Review Board (“IRB”). The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application (“NDA”) has been approved by the FDA. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede or prevent FDA marketing approval, resulting in a FDA-ordered product recall, or in FDA-imposed limitations on permissible uses.

      The FDA regulates the manufacturing process of pharmaceutical products, requiring that they be produced in compliance with “good manufacturing practices.” See “Manufacturing.” The FDA also regulates the content of advertisements used to market pharmaceutical products. Generally, claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over an other product, must be supported by clinical data filed as part of an NDA or an amendment to an NDA, and statements regarding the use of a product must be consistent with the FDA approved labeling and dosage information for that product.

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

Patents and Trade Secrets

      The Company holds a number of United States patents having composition and methods of use claims covering BioTime’s proprietary solutions, including Hextend and PentaLyte. The most recent U.S. patents were issued during 1998. Patents covering certain of the Company’s solutions have also been issued in Australia, Israel, Russia, South Africa, and South Korea. Additional patent applications have been filed in the United States and numerous other countries for Hextend, PentaLyte and other solutions.

      There is no assurance that any additional patents will be issued, or that any patents now held or later obtained by the Company will not be successfully challenged by third parties and declared invalid or infringing of third party claims. Further, the enforcement of patent rights often requires litigation against third party infringers, and such litigation can be costly to pursue.

      The protection of patents and licenses is important to BioTime’s business, and the amount of royalties it receives from sales of its products under the Horus License Agreement will depend in part upon whether BioTime holds patents to Hextend in the country where it is sold or in the country where it is manufactures, with a higher royalty rate applying when there is patent protection in the country where the product is sold. See “Licensing-Horus/Akzo Nobel.”

      In addition to patents, the Company will rely on trade secrets, know-how and continuing technological advancement to maintain its competitive position. The Company has entered into intellectual property, invention and non-disclosure agreements with its employees and it is the Company’s practice to enter into confidentiality agreements with its consultants. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company’s trade secrets and know-how or that others may not independently develop similar trade secrets and know-how or obtain access to the Company’s trade secrets, know-how or proprietary technology.

Competition

      The Company’s solutions will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company’s products will have to be recognized as providing medically significant advantages. Like Hextend, the competing products are being manufactured and marketed by established pharmaceutical companies that have large research facilities, technical staffs and financial and marketing resources. B.Braun presently markets Hespan, an artificial plasma volume expander containing 6% hetastarch in saline solution. Abbott and Baxter International manufacture and sell a generic equivalent of Hespan. As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. Abbott, which markets Hextend for BioTime in the Untied States, is also the leading seller of generic 6% hetastarch in saline solution.

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

      A number of other companies are known to be developing hemoglobin and synthetic red blood cell substitutes and technologies. BioTime’s products have been developed for use either before red blood cells are needed or in conjunction with the use of red blood cells. In contrast, hemoglobin and other red blood cell substitute products are designed to remedy ischemia and similar conditions that may result from the loss of oxygen carrying red blood cells. Those products would not necessarily compete with the Company’s products unless the oxygenating molecules were included in solutions that could replace fluid volume and prevent or reduce the physiological imbalances as effectively as the Company’s products. Generally, red blood cell substitutes are more expensive to produce and potentially more toxic than Hextend and PentaLyte.

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

Employees

      As of December 31, 2000, the Company employed 13 persons on a full-time basis and 3 persons on a part-time basis. Three full-time employees and two part-time employees hold Ph.D. Degrees in one or more fields of science.

Risk Factors

     Some of the factors that could materially affect the Company’s operations are and prospects are discussed below. There may be other factors that are not mentioned here or of which BioTime is not presently aware that could also affect BioTime’s operations.

Development Stage Company; Continuing Operating Losses

      BioTime is in the development stage, and, is principally engaged in research and development activities. To date, the Company’s operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott for the right to manufacture and market Hextend in the United States and Canada. BioTime recently entered into a license agreement with Horus under which BioTime expects to receive up to $9,500,000 of license fees for the right to manufacture and market Hextend overseas. Only one of the Company’s products is presently on the market, and since the Company received FDA approval to market Hextend it has received $92,883 of royalties on sales. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $27,111,413 of losses. There can be no assurance that the Company will generate sufficient revenues from licensing its products and technologies and from royalties on sales of its products to be profitable.

Uncertainty of Future Sales; Competition

      The Company’s ability to generate substantial operating revenue depends upon the ability of Abbott and Horus to successfully market Hextend and any other BioTime products that they may license in the future. There can be no assurance that Hextend or any other products that receive FDA or foreign regulatory approval will be successfully marketed or that the Company will receive sufficient revenues from product sales to meet its operating expenses. The acceptance of the Company’s products and technologies by the medical profession will take time to develop because many physicians and hospitals are reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

     Hextend and BioTime’s other plasma expander products will compete with products currently used to treat or prevent hypovolemia, including albumin and other colloid solutions, and crystalloid solutions. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, the Company’s products will have to be recognized as providing medically significant advantages. Such recognition may come from the publication of medical studies in medical journals or the presentation of the results of such studies at medical conferences. While some studies of Hextend have already been published or presented at medical conferences, it will take time to complete further studies and for the results of those studies to be published or presented.

     Products that compete with Hextend are being manufactured and marketed by established pharmaceutical companies with substantial resources. B. Braun presently markets Hespan, an artificial plasma volume expander that contains 6% hetastarch in saline solution. Abbott and Baxter International manufacture and sell a generic equivalent of Hespan. As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. There also is a risk that the Company’s competitors may succeed in developing safer or more effective products that could render the Company’s products and technologies obsolete or noncompetitive.

BioTime Needs to Raise Additional Capital

     The Company needs to raise capital to meet its operating expenses until such time as it is able to generate sufficient revenues from product sales or royalties. BioTime expects to receive a $4,000,000 licensing fee from Horus when certain product manufacturing and supply arrangements have been confirmed, but BioTime is not certain when that will occur. During March 2001, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, an investor and consultant to the Company, under which BioTime may borrow up to $1,000,000 for working capital purposes. Amounts borrowed under the Credit Agreement will be due in one year or when BioTime receives at least $2,000,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements, or any combination of those sources. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $1,000,000 but less than $2,000,000. Although BioTime believes that its cash on hand and funds available under the Credit Agreement will be sufficient to allow it to continue its operations on a limited scale for 12 months, it will need additional funds, including the license fees expected to be received from Horus, to begin clinical trials of PentaLyte and to conduct its other product development and research programs. There can be no assurance that the Company will be able to raise additional funds on favorable terms or at all, or that such funds, if raised, will be sufficient to permit the Company to continue its operations, notwithstanding the progress of its research and development projects. The Company’s operating expenses will increase if it succeeds in bringing additional products out of the laboratory testing phase of development and into clinical trials. Additional financing may be required for the continuation or expansion of the Company’s research and product development, additional clinical trials of new products, and production and marketing of Company products that receive FDA or foreign regulatory approval. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market new products such as PentaLyte and HetaCool, additional sales of equity or debt securities may be required to meet the Company’s short-term capital needs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

BioTime Products Cannot Be Marketed Without FDA and Other Regulatory Approvals

      The products that BioTime develops cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use. The regulatory process, which includes preclinical, clinical and post-clinical testing of each product to establish its safety and efficacy, can take several years to complete and require the expenditure of substantial time and funds. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered as a result of changes in FDA policy during the period of product development and FDA regulatory review. Similar delays may also be encountered in foreign countries. There can be no assurance that, even after substantial expenditures of time and money, regulatory approval will be obtained for any products developed by the Company. Moreover, even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. After regulatory approval is obtained, the approved product, the manufacturer and the manufacturing facilities are subject to continual review and periodic inspections, and a later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be established which could prevent or delay regulatory approval of the Company’s products.

Uncertainty as to the Successful Development of Medical Products

     The Company’s business involves the attempt to develop new medical products and technologies. Such experimentation is inherently costly, time consuming and uncertain as to its results. If the Company is successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. From the date of the Company’s inception through December 31, 2000, the Company spent $19,945,350 on research and development, and the Company expects to continue to incur substantial research and development expenses.

Absence of Manufacturing and Marketing Capabilities; Reliance Upon Licensing

      The Company presently does not have adequate facilities or resources to manufacture its products or the hydroxyethyl starches used in its products. BioTime has granted Abbott and Horus exclusive licenses to manufacture and market Hextend, and BioTime plans to enter into additional arrangements with pharmaceutical companies for the production and marketing of the Company’s products in Japan. Horus also does not have its own manufacturing facilities for Hextend, and its obligations to market Hextend depend upon its ability to make manufacturing arrangements and hydroxyethyl starch supply arrangements with third parties. There can be no assurance that Horus will be successful in entering into those arrangements.

Patents May Not Protect BioTime Products from Competition

      The Company has obtained patents in the United States, Israel, Australia and South Africa, and has filed patent applications in certain foreign countries, for certain products, including Hextend and PentaLyte. BioTime’s royalty rate for sales of Hextend by Horus depends upon whether Hextend is covered by certain patents in the country where it is sold or in the country where it is manufactured, with a higher royalty rate applicable when there is patent protection in the country where the product is sold. No assurance can be given that any additional patents will be issued to the Company, or that the Company’s patents will provide meaningful protection against the development of competing products. There also is no assurance that competitors will not successfully challenge the validity or enforceability of any patent issued to the Company. The costs required to uphold the validity and prevent infringement of any patent issued to the Company could be substantial, and the Company might not have the resources available to defend its patent rights.

Prices and Sales of Products May be Limited by Health Insurance Coverage and Government Regulation

      Success in selling BioTime’s products may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment. Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures. However, there can be no assurance that such reimbursements will continue. In some foreign countries, pricing or profitability of health care products is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future.

Dependence Upon Key Personnel

      The Company depends to a considerable degree on the continued services of its executive officers. Although the Company maintains key man life insurance in the amount of $1,000,000 on the life of Dr. Paul Segall, the Company’s Chief Executive Officer, the loss of the services of any of the executive officers could have a material adverse effect on the Company. In addition, the success of the Company will depend, among other factors, upon successful recruitment and retention of additional highly skilled and experienced management and technical personnel.

BioTime Does Not Pay Cash Dividends

      BioTime does not pay cash dividends on its Common Shares. For the foreseeable future it is anticipated that any earnings generated from the Company’s business will be used to finance the growth of the Company and will not be paid out as dividends to BioTime shareholders.

The Price of BioTime Stock May Rise and Fall Rapidly

      BioTime Common Shares are traded on the American Stock Exchange. The market price of the Common Shares, like that of the common stock of many biotechnology companies, has been highly volatile. The price of BioTime shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new drug, even though the outcome of those trials and the likelihood of ultimate FDA approval remains uncertain. Similarly, prices of BioTime shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. The failure of the Company’s earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of the Company’s shares. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of the equity securities of many biotechnology companies and which have often been unrelated to the operating performance of these companies. Such broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of BioTime Common Shares.

Item 2. Facilities.

     The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 8,890 square feet of space and pays rent in the amount of $10,400 per month. The rent will increase annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. The Company also pays all charges for utilities and garbage collection.

     The Company has an option to extend the term of the lease for a period of three years, and to terminate the lease early upon six months notice.

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

Item 3. Legal Proceedings.

     The Company is not presently involved in any material litigation or proceedings, and to the Company’s knowledge no such litigation or proceedings are contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s Common Shares have been trading on the American Stock Exchange since August 31, 1999, and traded on the Nasdaq National Market from April 28, 1998 to August 30,1999, and on the Nasdaq SmallCap Market from March 5, 1992 through April 27, 1998. The closing price of the Company’s Common Shares on the AMEX on March 26, 2001 was $7.25.

     The following table sets forth the range of high and low bid prices for the Common Shares for the fiscal year ended June 30, 1998, the fiscal year (six months) ended December 31, 1998, and the fiscal years ended December 31, 1999 and 2000, based on transaction data as reported by Nasdaq and AMEX. All prices have been rounded to the nearest cent and have been adjusted to give effect to the Company’s payment of a stock dividend during October 1997 to effect a three-for-one stock split.

Quarter Ended                                           High                              Low
-------------                                           ----                              ---
September 30, 1997                                      17.08                             8.67
December 31, 1997                                       27.00                            18.50
March 31, 1998                                          19.75                            11.00
June 30, 1998                                           14.37                             5.81
September 30, 1998                                       9.88                             5.50
December 31, 1998                                       18.13                             7.00
March 31, 1999                                          19.38                            12.88
June 30, 1999                                           21.50                             8.63
September 30, 1999                                      16.69                             8.13
December 31, 1999                                       13.25                             8.19
March 31, 2000                                          17.13                             8.63
June 30, 2000                                           12.25                             5.50
September 30, 2000                                       9.13                             6.38
December 31, 2000                                        8.31                             3.81

      As of March 20, 2001, there were 307 shareholders of record of the Common Shares based upon information from the Registrar and Transfer Agent.

      The Company has paid no dividends on its Common Shares since its inception and does not plan to pay dividends on its Common Shares in the foreseeable future.

Item 6. Selected Financial Data.

The selected financial data as of December 31, 2000, 1999 and 1998, June 30, 1998 and 1997, and the period from inception (November 30, 1990) to December 31, 2000 presented below have been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Statement of Operations Data:

                                                                Six Months
                                             Year Ended            Ended                Year Ended          Period from Inception
                                            December 31,        December 31,             June 30,           (November 30, 1990) to
                                        2000          1999          1998            1998          1997        December 31, 2000
                                    ------------  ------------  ------------    ------------  ------------  ---------------------
REVENUE:
License fee                         $      -      $  1,037,500  $   250,000     $ 1,150,000   $    62,500        $  2,500,000
Royalties from product sales              52,492        -             -               -             -                  52,492
                                    ------------  ------------  ------------    ------------  ------------     ---------------
Total revenue                             52,492        -             -               -            62,500           2,552,492
                                    ------------  ------------  ------------    ------------  ------------     ---------------
EXPENSES:
Research and development             (3,362,841)   (4,900,521)   (1,723,860)     (3,048,775)   (2,136,325)        (19,945,350)
General and administrative           (1,779,931)   (1,896,690)     (710,131)     (1,849,312)   (1,209,546)        (11,466,385)
                                    ------------  ------------  ------------    ------------  ------------     ---------------
Total expenses                       (5,142,772)   (6,797,211)   (2,433,991)     (4,898,087)   (3,345,871)        (31,411,735)
                                    ------------  ------------  ------------    ------------  ------------     ---------------

INTEREST AND OTHER INCOME:              165,256       279,827        89,513         294,741       189,161           1,747,830
                                    ------------  ------------  ------------    ------------  ------------     ---------------

NET LOSS                            $(4,925,024)  $(5,479,884)  $(2,094,478)    $(3,453,346)  $(3,094,210)       $(27,111,413)
                                    ============  ============  ============    ============  ============     ===============

BASIC AND DILUTED LOSS PER SHARE    $     (0.44)  $     (0.51)  $    (0.21)     $     (0.35)  $     (0.35)
                                    ============  ============  ============    ============  ============
COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS: BASIC AND DILUTED            11,042,087    10,688,100    10,008,468       9,833,156     8,877,024
                                    ============  ============  ============    ============  ============

Balance Sheet Data:

                                      December 31, 2000          December 31,1999        December 31, 1998
                                    ----------------------     --------------------    ---------------------
Cash, cash equivalents and
short term investments                         $ 1,318,338             $  5,292,806             $  2,429,014
Working Capital                                  1,081,237                4,804,579                2,157,578
Total assets                                     1,677,484                5,678,644                2,809,455
Shareholders' equity                             1,317,735                5,083,132                2,384,752

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Since its inception in November 1990, the Company has been engaged primarily in research and development activities. The Company’s operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott for the right to manufacture and market Hextend in the United States and Canada. BioTime recently entered into a license agreement with Horus under which BioTime expects to receive up to $9,500,000 of license fees for the right to manufacture and market Hextend overseas. Only one of the Company’s products is presently on the market, and since the Company received FDA approval to market Hextend it has received $92,883 of royalties on sales. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $27,111,413 of losses. The Company’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

      Most of the Company’s research and development efforts have been devoted to the development of the Company’s first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients’ needs.

      The Company’s first product, Hextend®, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing approval is pending. The Company has granted Horus an exclusive license to manufacture and sell Hextend in all other parts of the world except Japan. Sales of Hextend by Horus are expected to begin after regulatory approval to market Hextend is obtained in the various countries under its license. Abbott and Horus also have a right to obtain licenses to manufacture and sell other BioTime products. See “Licensing” for more information about the licenses granted to Abbott and Horus.

      Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the year ended December 31, 2000 include royalties on sales made by Abbott during the period beginning October 1, 1999 and ending September 30, 2000. Royalties on sales recognized as revenue during that twelve month period were $52,492. Royalties on sales made during the three months ending December 31, 2000 were $32,695 but will not be recognized by the Company for financial accounting purposes until the first quarter of fiscal year 2001. Hextend sales are still in the ramp-up phase, as illustrated by the following graph.

      The following graph illustrates quarterly amounts derived from the quarterly sales reports provided to BioTime by Abbott with its royalty payments. Royalties on sales that occurred during the fourth quarter of 1999 through the third quarter of 2000 are reflected in the Company’s financial statements for the year ended December 31, 2000, while royalties on sales that occurred during the fourth quarter of 2000 will be reflected in the Company’s financial statements for the first quarter of 2001.

      As shown above, quarterly sales of Hextend have increased approximately 600% from the last quarter in 1999, when the product was formally launched, through the last quarter of 2000. Sales during the fourth quarter of 2000 may reflect the purchasing practices of certain wholesale distributors who increase their purchases of inventory during the last month of the year. BioTime attributes these percentage gains in quarterly sales to Abbott’s escalating marketing efforts and the accelerating demand for Hextend by physicians and hospitals due to its outstanding performance in many hundreds of operating rooms around the country.

      Because Hextend is a surgical product, sales will be determined by anesthesiologists, surgeons practicing a variety of specialties, and hospital pharmacists. Abbott’s marketing strategy is designed to reach this target customer base through sales calls and an advertising campaign focused on the physiological basis of using a plasma-like substance to replace lost blood volume and the ability of Hextend to support vital physiological processes.

      As part of the marketing program, Abbott and the Company have financed a number of studies showing the advantages of receiving Hextend and other BioTime products during surgery. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The Company is also aware of independent studies using Hextend that are being conducted by physicians and hospitals, who may publish their findings in medical journals. Horus is expected to conduct marketing studies as well after it obtains regulatory approval and begins to market Hextend. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The outcome of the planned medical studies and timing of the publication of the results could have an effect on the growth of demand for and sales of Hextend.

      Abbott is also working with hospitals to have Hextend approved for use and added to hospital formularies, and has obtained formulary committee approval in hundreds of hospitals. Inclusion on hospital formularies is important because it enables physicians to obtain Hextend without the need to special order it. Obtaining formulary approval can be a lengthy process and requires diligent efforts by the sales force who not only provide Hextend to the hospital but also can provide the formulary committee with necessary information showing that the product is safe and effective. To facilitate product acceptance, substantial quantities of Hextend were introduced into hospitals at no charge. While this may have caused a delay in revenues from product sales, it was effective in obtaining market penetration. The Company expects Hextend sales to continue to grow as Abbott continues its marketing efforts, as the number of hospital formularies that have approved Hextend increases, and as surgeons and anaesthesiologists become more familiar with the benefits that can be attained for their patients by using Hextend in operating rooms around the world.

      Abbott has concentrated on establishing Hextend as the standard plasma volume expander at prominent teaching hospitals and leading medical centers, such as Duke University Medical Center in Durham, North Carolina and Columbia-Presbyterian Medical Center in New York, New York, which have switched to Hextend from 6% hetastarch in saline. BioTime feels that as Hextend use proliferates withing the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.

      The Company has completed a Phase I clinical trial of PentaLyte and has submitted the test data to the FDA, along with a proposed clinical trial protocol. BioTime plans to test PentaLyte for the treatment of hypovolemia in surgery.

      The Company is also continuing to develop solutions for low temperature surgery. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the registered trade mark “HetaCool®” after FDA approval is obtained.

      Abbott and Orus each have an option to obtain a license to market PentaLyte and HetaCool in their respective territories, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products.

      In order to commence clinical trials for regulatory approval of new products or new therapeutic uses of products, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application (“IND”) or an amendment to expand a previous filing. Filings with foreign regulatory agencies will be required to commence clinical trials overseas. The Company’s application to market Hextend in Canada has been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is currently awaiting completion of HPB’s review of that application. During the third quarter of 2000, the Company filed its first application for approval in a European Union member nation, Sweden. Regulatory approvals for other countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations. Under its License Agreement with BioTime, Horus will seek regulatory approval in other European Union nations as well as in other non-European Union countries.

      In addition to developing clinical trial programs, the Company plans to continue to provide funding for its laboratory testing programs at selected universities, medical schools and hospitals for the purpose of developing additional uses of Hextend, PentaLyte, HetaCool, and other new products, but the amount of research that will be conducted at those institutions will depend upon the Company’s financial status. Because the Company’s research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there may be losses from operations from time to time during the near future.

Change of Fiscal Year

      In November 1998, the Board of Directors approved a change to the Company’s operating fiscal year from a fiscal year ending June 30 to a fiscal year ending December 31, beginning January 1, 1999. See Note 1 of Notes to Financial Statements. Accordingly, the accompanying financial statements are for the twelve months ended December 31, 2000 and 1999 (“Fiscal 2000” and “Fiscal 1999” respectively), the six months ended December 31, 1998, and the twelve months ended June 30, 1998 (“Fiscal 1998”).

Results of Operations

Year Ended December 31, 2000 and Year Ended December 31, 1999

      For the year ended December 31, 2000, the Company recognized $52,492 of royalty revenues. Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company will recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Royalties on sales made during the fourth quarter of 2000 will not be recognized by the Company until the first quarter of fiscal year 2001.

      During Fiscal 1999 the Company recognized $1,037,500 of license fees that were received from Abbott during prior years. No license fee revenue was received in Fiscal 2000.

      For the year ended December 31, 2000, interest and other income decreased to $165,256 from $279,827 for the year ended December 31, 1999. The decrease is attributable to a decrease in cash and cash equivalents for the year ended December 31, 2000.

      Research and development expenses decreased to $3,362,841 for the year ended December 31, 2000, from $4,900,521 for the year ended December 31, 1999. The decrease is attributable to a decrease in clinical trials and laboratory study expenses, and completion of the European clinical trial. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants’ fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe.

      General and administrative expenses decreased to $1,779,931 for the year ended December 31, 2000, from $1,896,690 for the year ended December 31, 1999. This decrease is attributable to a decrease in the general operations of the Company.

Years Ended December 31, 1999 and Six Month Period Ended December 31, 1998

      During Fiscal 1997, the Company received $1,400,000 for signing the Abbott License Agreement and achieving a license fee milestone pertaining to the allowance of certain patent claims pending. During Fiscal 1998, the Company received an additional milestone fee of $250,000 for filing its NDA for Hextend. The Company deferred recognition of a portion of the license fee payment received for signing of the License Agreement ($1,000,000). The Company recognized $62,500 of license fee revenue during Fiscal 1997, $1,150,000 during Fiscal 1998, $250,000 of license fee revenue during the six month period ended December 31, 1998 and $1,037,500 during Fiscal 1999.

      Interest and other income increased to $279,827 for Fiscal 1999 from $89,513 for the six month period ended December 31, 1998. The increase in interest and other income is attributable to the increase in cash and cash equivalents from the Company’s sale of Common Shares through a subscription rights offering that was completed during February 1997.

      Research and development expenses increased to $4,900,521 for Fiscal 1999, from $1,723,860 for the six month period ended December 31, 1998. The increase in research and development expenses is attributable to the cost of preparing and filing an NDA for Hextend, and preparing for future regulatory filings in Europe and Canada.

      General and administrative expenses increased to $1,896,690 for Fiscal 1999, from $710,131 for the six month period ended December 31, 1998. This increase is attributable to an increase in the general operations of the Company, an increase in personnel, and bonus awards.

Taxes

      At December 31, 2000 the Company had a cumulative net operating loss carryforward of approximately $32,500,000 for federal income tax purposes.

Liquidity and Capital Resources

      Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at December 31, 2000 the Company had cash and cash equivalents of approximately $1,318,000. The Company expects to receive a $4,000,000 license fee from Horus when Horus confirms certain manufacturing and hydroxyethyl starch supply arrangements needed to manufacture Hextend. Horus is working to put those arrangements in place, but there can be no assurance that those arrangements will be completed. In the meantime, BioTime may borrow up to $1,000,000 for working capital purposes under its Credit Agreement with Alfred D. Kingsley, an investor and consultant to the Company.

      Amounts borrowed under the Credit Agreement will bear interest at 10% per annum and will be due in one year or when BioTime receives at least $2,000,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements, or any combination of those sources. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $1,000,000 but less than $2,000,000, and the amount of any such mandatory prepayments of principal will reduce the maximum amount available under the Credit Agreement and will not be available for future borrowings. The Company will have the right to make voluntary prepayments of principal, that would otherwise not be due, without penalty or premium but with accrued interest, at any time, and any amounts voluntary prepaid will be available for future borrowings, so long as the Company is not in default under the Credit Agreement and the outstanding principal balance loaned under the Credit does not exceed $1,000,000.

      Following receipt of the initial $4,000,000 license fee payment from Horus, BioTime will repay any loans under the Credit Agreement. BioTime will be entitled to receive $5,500,000 in additional license fees from Horus upon the attainment of certain milestones pertaining to the commencement of sales in the European Union and the issuance of certain European patents. The date on which those license fees will be earned cannot be determined, but none is payable earlier than February 13, 2002. In addition, BioTime may receive licensing fees for PentaLyte and HetaCool if Horus exercises its right obtain licenses to manufacture and market those products. Horus may exercise its right to obtain a license for PentaLyte or HetaCool within 30 days after BioTime makes its first regulatory filing for the product in a European Union country.

      Although BioTime believes that its cash on hand and funds available under the Credit Agreement will be sufficient to allow it to continue its operations on a limited scale for 12 months, it will need additional funds, including the license fees receivable from Horus, to begin clinical trials of PentaLyte and to conduct its other product development and research programs. Accordingly, additional funds are required for the successful completion of the Company’s product development activities. The Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market the Company’s products in Japan, but it is likely that additional sales of equity or debt securities will be required to meet the Company’s short-term capital needs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

      The amount of license fees and royalties that may be earned through the licensing and sale of the Company’s products and technology, as well as the future availability and terms of equity and debt financings, is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company did not hold any market risk sensitive instruments as of December 31, 2000, December 31, 1999, December 31, 1998 or June 30, 1998.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

                                                                                                          Pages
                                                                                                          -----

Independent Auditors' Report                                                                                35

Balance Sheets As of December 31, 2000 and
December 31, 1999                                                                                           36

Statements of Operations For the Year Ended
December 31, 2000, the Year Ended December 31, 1999,
the Six Months Ended December 31, 1998, the Year  Ended
June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 2000                                                                    37

Statements of Shareholders' Equity For the Year Ended
December 31, 2000, the Year Ended December 31, 1999,
the Six Months Ended December 31, 1998,  the Year Ended
June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 2000                                                                  38-40

Statements of Cash Flows For the Year Ended
December 31, 2000, the Year Ended December 31, 1999,
the Six Months Ended December 31, 1998, the Year Ended
June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 2000                                                                  41-42

Notes to Financial Statements                                                                             43-54

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
BioTime, Inc.:

We have audited the accompanying balance sheets of BioTime, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, the year ended June 30, 1998, and the period from November 30, 1990 (inception) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of BioTime, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, and 1999, the six months ended December 31, 1998, the year ended June 30, 1998 and the period from November 30, 1990 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2000. As discussed in Note 1 to the financial statements, successful completion of the Company’s product development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities, obtaining regulatory approval for products ultimately developed, and achieving a level of revenues adequate to support the Company’s cost structure.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 16, 2001
(March 27, 2001 as to the third paragraph of Note 9)

BIOTIME, INC.
(A Development Stage Company)

BALANCE SHEETS

          ASSETS
                                                                                 December 31,       December 31,
                                                                                    2000                1999
                                                                              -----------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                     $       1,318,338   $      5,292,806
Prepaid expenses and other current assets                                               122,648            107,285
                                                                              -----------------   ----------------
Total current assets                                                                  1,440,986          5,400,091
                                                                              -----------------   ----------------

EQUIPMENT, Net of accumulated depreciation of $352,104 and $276,647                     226,598            268,653
DEPOSITS AND OTHER ASSETS                                                                 9,900              9,900
                                                                              -----------------   ----------------
TOTAL ASSETS                                                                  $       1,677,484   $      5,678,644
                                                                              =================   ================

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      $         359,749   $        595,512

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding in 2000 and 1999 (Note 4)
Common Shares, no par value, authorized 40,000,000 shares; issued and
 outstanding shares; 11,426,604 in 2000 and 10,891,031 in 1999 (Note 4)              28,360,007         27,200,380
Contributed Capital                                                                      93,972             93,972
Deficit accumulated during development stage                                       (27,136,244)       (22,211,220)
                                                                              -----------------   ----------------
Total shareholders' equity                                                            1,317,735          5,083,132
                                                                              -----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $       1,677,484   $      5,678,644
                                                                              =================   ================
See notes to financial statements.
36 BIOTIME, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

                                                                              Six Months
                                                        Year Ended              Ended         Year Ended    Period from Inception
                                                        December 31,         December 31,      June 30,    (November 30, 1990) to
                                                    2000          1999           1998            1998         December 31, 2000
                                                ------------  ------------   ------------    ------------   ---------------------

REVENUE:
License fee                                     $      -      $  1,037,500   $    250,000    $  1,150,000      $    2,500,000
Royalty from product sales                            52,492        -              -               -                   52,492
                                                ------------  ------------   ------------    ------------      --------------
Total revenue                                         52,492        -              -               -               2, 552,492
                                                ------------  ------------   ------------    ------------      --------------

EXPENSES:

Research and development                         (3,362,841)   (4,900,521)    (1,723,860)     (3,048,775)        (19,945,350)
General and administrative                       (1,779,931)   (1,896,690)      (710,131)     (1,849,312)        (11,466,385)
                                                ------------  ------------   ------------    ------------      --------------
Total expenses                                   (5,142,772)   (6,797,211)    (2,433,991)     (4,898,087)        (31,411,735)
                                                ------------  ------------   ------------    ------------      --------------

INTEREST AND OTHER INCOME:                           165,256       279,827         89,513         294,741           1,747,830
                                                ------------  ------------   ------------    ------------      --------------

NET LOSS                                        $(4,925,024)  $(5,479,884)   $(2,094,478)    $(3,453,346)      $ (27,111,413)
                                                ============  ============   ============    ============      ==============

BASIC AND DILUTED LOSS PER SHARE                $     (0.44)  $     (0.51)   $     (0.21)    $     (0.35)
                                                ============  ============   ============    ============

COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                                 11,042,087    10,688,100     10,008,468       9,833,156
                                                ============   ===========   ============    ============

See notes to financial statements.
37 BIOTIME, INC. (A Development Stage Company) STATEMENTS OF SHAREHOLDERS’ EQUITY

                                                        Series A Convertible
                                                          Preferred Shares           Common Shares
                                                       ---------------------   ----------------------               Deficit Accumulated
                                                       Number of                Number                Contributed   During Development
                                                        Shares      Amount     of Shares    Amount      Capital           Stage
                                                       ---------   ---------   ---------  ----------- -----------   -------------------

BALANCE, November 30, 1990
 (date of inception)                                      --          --          --           --          --                --
NOVEMBER 1990:
 Common shares issued for cash                                                 1,312,758  $      263
DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                                      1,050,210     137,400
 Contributed equipment at appraised
 value                                                                                                   $ 16,425
 Contributed cash                                                                                          77,547
MAY 1991:
 Common shares issued for cash
 less offering costs                                                             101,175       54,463
 Common shares issued for stock
 of a separate entity at fair value                                              100,020       60,000
JULY 1991:
 Common shares issued for
 services performed                                                               30,000       18,000
AUGUST-DECEMBER 1991:
 Preferred shares issued for
 cash less offering costs of  $125,700                   360,000    $474,300
MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                                        2,173,500    4,780,127
 Preferred shares converted
 into common shares                                    (360,000)   (474,300)     360,000      474,300
 Dividends declared and paid
 on preferred shares                                                                                                          $(24,831)
MARCH  1994:
 Common shares issued for cash less
 offering  costs of  $865,826                                                  2,805,600    3,927,074
JANUARY-JUNE 1995:
Common shares repurchased
 with cash                                                                     (253,800)    (190,029)
JULY 1995-JUNE 1996:
Common shares issued for cash                                                    608,697    1,229,670
Common shares repurchased with cash                                             (18,600)     (12,693)
Common shares warrants and options
granted for services                                                                          356,000
NET LOSS                                                                                                                    (8,064,471)
                                                       ---------   ---------   ---------  -----------  ----------    ------------------
BALANCE AT JUNE 30, 1996                                  --       $  --       8,269,560  $10,834,575  $   93,972    $      (8,089,302)

See notes to financial statements.                                                               (Continued)
38 BIOTIME, INC. (A Development Stage Company) STATEMENTS OF SHAREHOLDERS’ EQUITY

                                                        Series A Convertible
 (Continued)                                             Preferred Shares           Common Shares
                                                       ---------------------   ----------------------               Deficit Accumulated
                                                       Number of                Number                Contributed   During Development
                                                        Shares      Amount     of Shares    Amount      Capital           Stage
                                                       ---------   ---------   ---------  ----------- -----------   -------------------

JULY 1996 - JUNE 1997:
 Common shares issued for cash less
 offering costs of $170,597                                                      849,327    5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                              490,689    1,194,488
 Common shares warrants and options
 granted for service                                                                          105,000
JULY 1997 - JUNE 1998:
Common shares issued for cash
(exercise of options)                                                            337,500      887,690
Common shares warrants and options
granted for service                                                                            38,050
Common shares issued for services                                                    500        6,250
JULY 1998 - DECEMBER 1998:
Common shares issued for cash
(exercise of options and warrants)                                                84,000      395,730
Common shares options granted for services                                                     50,000
Common shares issued for
 services                                                                          1,500       18,750
NET LOSS                                                                                                                    (8,642,034)
                                                       ---------   ---------  ----------   ----------  ---------    -------------------
BALANCE AT DECEMBER 31, 1998                              --          --      10,033,076   19,022,116      93,972          (16,731,336)
Common shares issued for cash (less offering
costs of $128,024)                                                               751,654    7,200,602
Common shares issued for cash and
exchange for 2,491 common shares whicH
were canceled (exercise of options)                                               65,509      199,810
Common shares issued for services                                                    792        9,900
Common shares warrant donated                                                                 552,000
Common shares issued for cash (exercise of
warrant)                                                                          40,000       20,000
Options granted for services                                                                  195,952
NET LOSS                                                                                                                    (5,479,884)
                                                       ---------   ---------  ----------   ----------  ---------    -------------------
BALANCE AT DECEMBER 31, 1999                              --          --      10,891,031   27,200,380      93,972          (22,211,220)

See notes to financial statements.                                                                       (Continued)
39 BIOTIME, INC. (A Development Stage Company) STATEMENTS OF SHAREHOLDERS’ EQUITY

                                                        Series A Convertible
 (Continued)                                             Preferred Shares           Common Shares
                                                       ---------------------   ----------------------               Deficit Accumulated
                                                       Number of                Number                Contributed   During Development
                                                        Shares      Amount     of Shares    Amount      Capital           Stage
                                                       ---------   ---------   ---------  ----------- -----------   -------------------

Common Shares issued for services                                                 17,661      131,525
Exercise of Options                                                               51,000       51,000
Exercise of Warrants (less issuance cost of
$36,176)                                                                         466,912      864,964
Options granted for services                                                                  112,138
NET LOSS                                                                                                                    (4,925,024)
                                                       ---------   ---------  ----------  -----------  ----------   -------------------
BALANCE AT DECEMBER 31, 2000                              --       $   --     11,426,604  $28,360,007   $  93,972      $   (27,136,244)
                                                       =========   =========  ==========  ===========  ==========   ===================

See notes to financial statements.                                                      (Concluded)
40 BIOTIME, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
                                                                                     Six Months
                                                            Year Ended                  Ended       Year Ended    Period from Inception
                                                            December 31,             December 31,    June 30,    (November 30, 1990) to
                                                        2000           1999              1998          1998         December 31, 2000
                                                    ------------   ------------    -------------- -------------  ----------------------

OPERATING ACTIVITIES:
Net loss                                          $  (4,925,024)  $ (5,479,884)     $ (2,094,478)  $(3,453,346)        $   (27,111,413)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Deferred revenue                                                     (187,500)         (250,000)     (500,000)             (1,000,000)
 Depreciation                                             75,458         59,540            28,582        49,284                 352,105
Cost of Donation - warrants                                             552,000                                                 552,000
 Cost of services - shares, options and warrants         243,663        220,574            78,750        44,300               1,041,565
 Supply reserves                                                                                        100,000                 200,000
 Changes in operating assets and  liabilities:
  Research and development supplies on hand                                                                                   (200,000)
  Prepaid expenses and other current
   assets                                               (15,364)         31,260            87,367        13,197               (122,649)
  Deposits and other assets                                              50,800            34,000      (65,000)                 (9,900)
  Accounts payable                                     (235,763)        358,309          47,673()        59,638                 359,749
  Accrued compensation                                                                                (175,000)                      --
  Deferred revenue                                                                                    (400,000)               1,000,000
                                                  --------------  -------------    -------------- -------------        ----------------
Net cash used in operating activities                (4,857,030)    (4,394,901)       (2,068,106)   (4,446,203)            (24,938,543)
                                                  --------------  -------------    -------------- -------------        ----------------

INVESTING ACTIVITIES:
Sale of investments                                                                                                             197,400
Purchase of short-term investments                                                                                          (9,946,203)
Redemption of short-term investments                                                                                          9,946,203
Purchase of equipment and furniture                     (33,402)      (161,719)           (4,391)     (147,340)               (562,277)
                                                  --------------  -------------    -------------- -------------        ----------------
Net cash  used in investing  activities                 (33,402)      (161,719)           (4,391)     (147,340)               (364,877)
                                                  --------------  -------------    -------------- -------------        ----------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                                           600,000
Preferred shares placement costs                                                                                              (125,700)
Issuance of common shares for cash                                    7,328,626                                              23,701,732
Common shares placement costs                           (36,177)      (128,024)                                             (2,216,497)
Net proceeds from exercise of common share
options and warrants                                     952,141        219,810           395,730       887,690               4,812,229
Contributed capital - cash                                                                                                       77,547
Dividends paid on preferred shares                                                                                             (24,831)
Repurchase of common shares                                                                                                   (202,722)
                                                  --------------  -------------    -------------- -------------        ----------------
Net cash provided by financing activities                915,964      7,420,412           395,730       887,690              26,621,758
                                                  --------------  -------------    -------------- -------------        ----------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          (3,974,466)      2,863,792       (1,676,767)   (3,705,853)               1,318,338

CASH AND CASH EQUIVALENTS:
At beginning of period                                 5,292,806      2,429,014         4,105,781     7,811,634                      --
                                                  --------------  -------------    -------------- -------------        ----------------
At end of period                                  $    1,318,338  $   5,292,806     $   2,429,014  $  4,105,781        $      1,318,338
                                                  ==============  =============    ============== =============        ================

See notes to financial statements.                                                                   (Continued)
41 BIOTIME, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
                                                                              Six Months
                                                      Year Ended                Ended       Year Ended    Period from Inception
                                                     December 31,            December 31,    June 30,    (November 30, 1990) to
                                                 2000           1999             1998          1998         December 31, 2000
                                             ------------   ------------    -------------- -------------  ----------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                                                    $     16,425
Issuance of common shares
 in exchange for shares of
 common stock of Cryomedical
 Sciences, Inc. in a stock-for-stock
 transaction                                                                                                        $    197,400
Granting of options and warrants for
 services                                     $   112,138   $    195,952       $    50,000    $   38,050            $    875,140
Issuance of common shares in exchange for
services                                      $   131,525   $      9,900       $    18,750    $    6,250            $    166,425

See notes to financial statements.                                                                 (Concluded)

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.   GENERAL AND DEVELOPMENT STAGE ENTERPRISE

General – BioTime, Inc. (the Company) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

Certain Significant Risks and Uncertainties – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include certain accruals. Actual results could differ from those estimates.

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of the Company’s products; the Company’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for Company products; the Company’s ability to obtain additional financing and the terms of any such financing that may be obtained; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company’s products; and the availability of reimbursement for the cost of the Company’s products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

Development Stage Enterprise – Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $27,111,413 from inception to December 31, 2000. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including obtaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

2. SIGNIFICANT ACCOUNTING POLICIES

Change in fiscal year – On November 12, 1998, the Board of Directors of BioTime determined that it would be in the best interests of the Company and its shareholders to change the Company’s fiscal year from one ending on June 30 to one ending on December 31 and, accordingly, the Company adopted a December 31 or calendar year-end beginning on January 1, 1999. Accordingly, the accompanying statements of operations, shareholders’ equity and cash flows include the transition fiscal period for the six months from July 1, 1998 to December 31, 1998.

Equipment is stated at cost or, in the case of donated equipment, at fair market value. Equipment is being depreciated using the straight-line method over a period of thirty-six to eighty-four months.

Patent costs associated with obtaining patents on products being developed are expensed as research and development expenses when incurred. These costs totaled $215,424 and $160,221 for the years ended December 31, 2000 and 1999, respectively, $47,781 for the six month period ended December 31, 1998, and $81,303 for the year ended June 30, 1998, and cumulatively, $876,708 for the period from inception (November 30, 1990) to December 31, 2000.

Revenue recognition – Initial license fees are recognized ratably over the development period or regulatory approval period, as appropriate, of the product. Milestone payments are recognized as revenue when milestones have been achieved. Royalty and license fees related to sales of a certain blood plasma volume expander product are generally recognized in the quarter subsequent to the quarter in which the related sales occur and upon receipt of a sales report from the third-party manufacturer/distributor of the product (see note 3).

Research and development costs are expensed when incurred and consist principally of salaries, payroll taxes, research and laboratory fees, hospital and consultant fees related to the clinical trials, and the Company’s PentaLyte solution for use in human clinical trials.

Stock-based compensation – The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Stock split – In October 1997, the Company effected a three-for-one split of its common shares. All share and per share amounts have been restated to reflect the stock split for all periods presented.

Net loss per share – Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted earnings (loss) per share for the years ended December 31, 2000, 1999, the six months ended December 31, 1998 and the year ended June 30, 1998 exclude any effect from such securities as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Comprehensive Income (Loss) – Comprehensive income (loss) includes the changes in net assets during the period from nonowner sources reported by major components and as a single total. Comprehensive income (loss) was the same as net loss for all periods presented. The Company’s comprehensive income (loss) was the same as net loss.

Segment information – The Company operates in the single segment of producing aqueous based synthetic solutions used in medical applications and is currently in the development stage of this segment.

Recently issued accounting standards – In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently assessing the effect that adoption of this statement will have. However, based on progress to date, the Company does not expect adoption to have a material impact on the Company’s financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2001.

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” which summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, on October 13, 2000, the SEC issued a Frequently Asked Questions (“FAQ”) document which clarified and elaborated on the SEC Staff’s views regarding revenue recognition. The Company adopted this statement in the fourth quarter of its year ending December 31, 2000. There was no material impact as a result of adopting the guidelines of this standard.

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

3.  LICENSE AGREEMENT

In April 1997, BioTime and Abbott Laboratories (“Abbott”) entered into an Exclusive License Agreement (the “License Agreement”) under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime’s proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

Under the License Agreement, Abbott has paid the Company $2,500,000 of license fees based upon achievement of specified milestones. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott’s obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

In addition to the license fees, Abbott pays the Company a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each increment of $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott’s obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the year ended December 31, 2000 include royalties on sales made by Abbott during three months ended December 31, 1999 and the nine months ended September 30, 2000. Royalties on sales made during the fourth quarter of 2000 will not be recognized by the Company until the first quarter of fiscal year 2001.

Abbott has agreed that the Company may convert Abbott’s exclusive license to a non-exclusive license or may terminate the license outright if certain minimum sales and royalty payments are not met. In order to terminate the license outright, BioTime would pay a termination fee in an amount ranging from the milestone payments made by Abbott to an amount equal to three times prior year net sales, depending upon when termination occurs. Management believes that the probability of payment of any termination fee by the Company is remote.

4.  SHAREHOLDERS’ EQUITY

During June 1994, the Board of Directors authorized management to repurchase up to 200,000 of the Company’s common shares at market price at the time of purchase. A total of 90,800 shares have been repurchased and retired. No shares have been repurchased since August 28, 1995.

During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under this agreement the Company issued to the financial advisor warrants to purchase 311,276 Common Shares at a price of $1.93 per share, and the Company agreed to issue additional warrants to purchase up to an additional 622,549 Common Shares at a price equal to the greater of (a) 150% of the average market price of the Common Shares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. As of December 31, 2000, 466,912 warrants have been exercised at $1.93 per share and 466,908 warrants remain outstanding at prices ranging from $2.35 - $15.74 and expire through July 15, 2002.

Under the agreement, the Company has filed a registration statement on Form S-3 to register 622,548 warrants and underlying Common Shares for sale under the Securities Act of 1933, as amended (the “Act”). The Company has the obligation to file, at Greenbelt’s request, one or more additional registration statements to cover the 311,272 warrants and Common Shares not covered by the first registration statement. The Company will bear the expenses of registration, other than any underwriting discounts that may be incurred by Greenbelt Corp. in connection with a sale of the warrants or common shares. The Company shall not be obligated to file more than two such registration statements, other than registration statements on Form S-3. Greenbelt Corp. also is entitled to include warrants and common shares in any registration statement filed by the Company to register other securities for sale under the Act.

During September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 124,510 common shares at a price of $6.02 per share. The exercise price and number of common shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. Warrants for 77,775 common shares vested and became exercisable and transferable when issued; warrants for the remaining 46,735 common shares vested ratably through September 1997 and became exercisable and transferable as vesting occurred. The estimated value of the services performed was $60,000 and that amount has been capitalized and amortized over the three year term of the agreement.

On February 5, 1997, the Company completed a subscription rights offering raising $5,662,180, through the sale of 849,327 common shares.

During April 1998, the Company entered into a new financial advisory services agreement with Greenbelt. The new agreement provides for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that will be paid quarterly. The Company agreed to reimburse Greenbelt for all reasonable out-of-pocket expenses incurred in connection with its engagement as financial advisor, and to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime’s behalf under the agreement. The agreement has been renewed for a period of twelve months ending March 31, 2001, but instead of cash compensation Greenbelt is receiving 30,000 Common Shares in four quarterly installments of 7,500 shares each. The Company has agreed to register those shares for sale under the Act, upon request, on substantially the same terms as the registration provisions pertaining to the warrants under the original agreement.

On March 9, 1999, the Company completed a subscription rights offering raising $7,328,626, through the sale of 751,654 common shares.

On July 15, 1999, the Company established the “BioTime Endowment for the Study of Aging and Low-Temperature Medicine” (the “Endowment”) at the University of California at Berkeley. The endowment will support the research activities of faculty and researchers in the areas of aging and low temperature medicine. The initial term of the Endowment shall be for ten years, and upon review, renewed every five years thereafter. The Company funded the Endowment with $65,000 in cash and a warrant to the University to purchase 40,000 of the Company’s common shares for $0.50 per share. On September 23, 1999, the University of California at Berkeley exercised its warrant for 40,000 shares. The fair value of the warrant, estimated to be approximately $552,000, was recognized in research and development expenses during the quarter.

5.   STOCK OPTION PLAN

The Board of Directors of the Company adopted the 1992 Stock Option Plan (the “Plan”) during September 1992. The Plan was approved by the shareholders at the 1992 Annual Meeting of Shareholders on December 1, 1992. Under the Plan, as amended, the Company has reserved 1,800,000 common shares for issuance under options granted to eligible persons. No options may be granted under the Plan more than ten years after the date the Plan was adopted by the Board of Directors, and no options granted under the Plan may be exercised after the expiration of ten years from the date of grant.

Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. During the year ended June 30, 1998, employees, including directors, were granted options to purchase 17,500 common shares, and non-employees were granted options to purchase 14,500 common shares. During the six months ended December 31, 1998, no options were granted to employees or directors, and an option to purchase 20,000 shares was granted to a consultant. During the years ended December 31, 2000 and 1999, employees and directors were granted options to purchase 48,000 and 33,000 common shares, respectively, and non-employees were granted options to purchase 4,500 and 63,000 shares, respectively. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($293,421 at December 31, 2000), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the year ended December 31, 2000 was approximately $203,229. At December 31, 2000, 480,500 shares were available for future grants under the Option Plan.

Option activity under the Plan is as follows:

                                                                                                        Weighted
                                                                         Number of                  Average Exercise
                                                                           Shares                         Price
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1997 (678,000 exercisable at a
weighted average price of $4.22)                                          840,000                         3.78

Granted (weighted average fair value of $11.44 per
share)                                                                     32,000                        16.56

Exercised                                                                 337,500                         2.63

Canceled                                                                     --                            --
                                                                   ----------------------        -----------------------
Outstanding, June 30, 1998 (411,500 exercisable at a
weighted average price of $6.52)                                          534,500                         5.28

Granted (weighted average fair value of $2.50 per
share)                                                                     20,000                         7.25

Exercised                                                                  84,000                         4.71

Canceled                                                                     --                             --
                                                                   ----------------------        -----------------------
Outstanding, December 31, 1998 (440,500
exercisable at a weighted average price of $5.76)                         470,500                        $ 5.46

Granted (weighted average fair value of $9.52 per
share)                                                                     96,000                         11.81

Exercised                                                                  68,000                         12.65

Canceled                                                                     --                            --
                                                                   ----------------------        -----------------------
Outstanding, December 31, 1999 (438,500
exercisable at a weighted average price of $6.33)                         498,500                         6.98

Granted (weighted average fair value of $7.03 per
share)                                                                     52,500                         9.95

Exercised                                                                  51,000                         1.00

Canceled                                                                   30,000                         1.10
                                                                   ----------------------        -----------------------
Outstanding, December 31, 2000 (470,000                                   470,000                         8.34
exercisable at a weighted average price of $8.34)
49 Additional information regarding options outstanding as of December 31, 2000 is as follows:
                                                 Options Outstanding                                           Options Exercisable
                                            ------------------------------                           ----------------------------------------
                                                    Weighted Avg.
                                                      Remaining
      Range of                 Number              Contractual Life           Weighted Avg.              Number              Weighted Avg.
  Exercise Prices            Outstanding                (yrs)                 Exercise Price           Exercisable           Exercise Price
--------------------      -----------------      --------------------      --------------------      ---------------       ------------------
     $1.00-1.13                99,000                    2.91                     $1.13                  99,000                 $ 1.13
     6.00-8.82                 86,500                    2.15                      6.23                  86,500                   6.23
     9.00-13.00               262,500                    3.74                     10.93                 262,500                  10.93
       18.25                   22,000                    1.90                     18.25                  22,000                  18.25
                          -----------------                                                          ---------------
    $1.00-$18.25              470,000                    3.19                     $8.34                 470,000                 $ 8.34
                          -----------------                                                          ---------------

As discussed in Note 1, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Options to purchase 181,500 shares were outstanding to employees at December 31, 2000. Options granted to non-employees have been recognized in the financial statements at the estimated fair value of the services or benefit provided. Options to purchase 288,500 shares were outstanding to non-employees at December 31, 2000.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 24 - 60 months following vesting; stock volatility of 87.4%, 84.7%, and 83.87% for the year ended December 31, 2000 and 1999, and the year ended June 30, 1998, respectively; risk free interest rates of 6.72%, 5.99%, and 5.64%, for the years ended December 31, 2000 and 1999, and the year ended June 30, 1998, respectively; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the options awarded during the years ended December 31, 2000 and 1999 and the year ended June 30, 1998 had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $5,103,989 ($0.46 per share) in 2000, $5,760,878 ($0.54 per share) in 1999, and $3,665,915 ($0.37 per share) in 1998. No employee options vested or were granted in the six months ended December 31, 1998.

Therefore, pro forma net loss is the same as recorded net loss for the six months ended December 31, 1998. The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the year ended December 31,1999, the six months ending December 31, 1998, and the year ended June 30, 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

6.   COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with six officers who are also shareholders, five of which expire in December 2001 and one which expires in April 2002. The agreements automatically renew annually unless terminated by the Company. The agreements also provide that in the event any of the officer’s employment terminates, voluntarily or involuntarily, after a change in control of the Company through an acquisition of voting stock or assets, or a merger or consolidation with another corporation or entity, the executive officers will be entitled to severance payments equal to the greater of (a) 2.99 times the average annual compensation for the preceding five years or (b) the balance of the base salary for the unexpired portion of the term of the employment agreement. These officers/shareholders have signed intellectual property agreements with the Company as a condition of their employment.

The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 8,890 square feet of space with a monthly rent of $10,400. The rent will increase annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. Rent expense totaled $113,600 and $91,796 for the years ended December 31, 2000 and 1999, $32,694 for the six month period ending December 31, 1998, and $62,990 for the year ended June 30, 1998, respectively; and cumulatively, $527,782 for the period from inception to December 31, 2000.

7.  INCOME TAXES

The primary components of the net deferred tax asset are:

                                                   Year Ended                   Year Ended
                                                  December 31,                 December 31,
                                                      2000                         1999
                                              ---------------------        --------------------
Deferred Tax Asset:
NOL Carryforwards                                 $      11,938,185           $       9,246,868
Research and Development Credits                            873,269                     788,920
Other, net                                                (100,841)                     514,618
                                              ---------------------        --------------------
                   Total                                 12,710,613                  10,550,406
Valuation allowance                                    (12,710,613)                (10,550,406)
                                              ---------------------        --------------------
Net deferred tax asset                            $           -0-             $           -0-
                                              =====================        ====================

No tax benefit has been recorded through December 31, 2000 because of the net operating losses incurred and a full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at December 31, 2000 and 1999 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2000, the Company has net operating loss carryforwards of approximately $32,500,000 for federal and $13,500,000 for state tax purposes, which begin to expire in 2005 and 2000, respectively. In addition, the Company has tax credit carryforwards for federal and state tax purposes of $580,000 and $290,000, respectively, which will begin to expire in 2005.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

8.   RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998, fees for consulting services of $5,500, $19,125, $15,649, and $33,500, respectively, were paid to a member of the Board of Directors.

9.   SUBSEQUENT EVENTS

On February 13, 2001, BioTime, Inc. and Horus B.V. (“Horus”), a subsidiary of Akzo Nobel, N.V. (“Akzo”) entered into an Exclusive License Agreement (the “Agreement”) under which BioTime has granted to Horus an exclusive license to manufacture and sell Hextend in all parts of the world except the United States, Canada and Japan. Horus may also acquire additional licenses to manufacture and sell other BioTime plasma expander products. Under the Agreement, Horus has agreed to pay BioTime an initial license fee of $4,000,000, plus up to $5,500,000 in additional license fees upon the attainment of certain milestones. BioTime will also earn specified royalties under the Agreement.

Horus will be responsible for obtaining regulatory approval for the use of Hextend in those countries in which it plans to market the product, except that BioTime will continue to process its pending application for regulatory approval in Sweden. Horus’ obligations under the License Agreement are conditioned upon the confirmation of certain manufacturing and supply arrangements. BioTime’s obligations are conditioned upon its receipt of the initial license fee payment, and it will have the right to terminate the License Agreement if it does not receive that payment within sixty (60) days.

During March 2001, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, an investor and consultant to the Company, under which BioTime may borrow up to $1,000,000 for working capital purposes. Amounts borrowed under the Credit Agreement will be due in one year or when BioTime receives at least $2,000,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements, or any combination of those sources. Interest on borrowings shall accrue at a rate of 10% per annum and is payable with principal on the maturity date. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $1,000,000 but less than $2,000,000.

10.   QUARTERLY RESULTS (UNAUDITED)

Summarized unaudited results of operations for each quarter of the years ended December 31, 2000 and 1999, are as follows:

                                                                                            Fourth            Total
                              First Quarter      Second Quarter       Third Quarter         Quarter            Year
                            ----------------------------------------------------------------------------------------------
Fiscal Year Ended
December 31, 2000
---------------------------

Revenue                           $5,732             $7,387              $19,592            $19,781           $52,492
Net Loss                        $1,319,947         $1,329,761          $1,224,955          $1,050,361       $4,925,024
Net Loss per share                 $.12               $.12                $.11                $.10             $.44
53
                                                                                            Fourth            Total
                              First Quarter      Second Quarter       Third Quarter         Quarter            Year
                            ----------------------------------------------------------------------------------------------
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

   None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors and Executive Officers

      The names and ages of the directors and executive officers of the Company are as follows:

      Paul Segall, Ph.D., 58, is the Chairman and Chief Executive Officer and has served as a director of the Company since 1990. Dr. Segall received a Ph.D. in Physiology from the University of California at Berkeley in 1977.

      Ronald S. Barkin, 55, became President of BioTime during October, 1997, after serving as Executive Vice President since April 1997. Mr. Barkin has been a director of the Company since 1990. Before becoming an executive officer of the Company, Mr. Barkin practiced civil and corporate law for more than 25 years after getting a J.D. from Boalt Hall, University of California at Berkeley.

      Victoria Bellport, 35, is the Chief Financial Officer and Vice President and has been a director of the Company since 1990. Ms. Bellport received a B.A. in Biochemistry from the University of California at Berkeley in 1988.

      Hal Sternberg, Ph.D., 47, is the Vice President of Research and has been a director of the Company since 1990. Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.

      Harold Waitz, Ph.D., 58, is the Vice President of Engineering and Regulatory Affairs and has been a director of the Company since 1990. He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.

      Judith Segall, 47, is the Vice President of Technology and Secretary, and has been a director of the Company from 1990 through 1994, and from 1995 through the present date. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

      Jeffrey B. Nickel, Ph.D., 56, joined the Board of Directors of the Company during March 1997. Dr. Nickel is the President of Nickel Consulting through which he has served as a consultant to companies in the pharmaceutical and biotechnology industries since 1990. Prior to starting his consulting business, Dr. Nickel served in a number of management positions for Syntex Corporation and Merck & Company. Dr. Nickel received his Ph.D. in Organic Chemistry from Rutgers University in 1970.

      Milton H. Dresner, 74, joined the Board of Directors of the Company during February 1998. Mr. Dresner is Co-Chairman of the Highland Companies, a diversified organization engaged in the development and ownership of residential and industrial real estate. Mr. Dresner serves as a director of Avatar Holdings, Inc., a real estate development company, and Childtime Learning Centers, Inc. a child care and pre-school education services company.

Executive Officers

      Paul Segall, Ronald S. Barkin, Victoria Bellport, Hal Sternberg, Harold Waitz and Judith Segall are the only executive officers of BioTime.

      There are no family relationships among the directors or officers of the Company, except that Paul Segall and Judith Segall are husband and wife.

Directors’ Meetings, Compensation and Committees of the Board

      The Board of Directors has an Audit Committee, the members of which are Jeffrey Nickel and Milton Dresner. The purpose of the Audit Committee is to recommend the engagement of the corporation’s independent auditors and to review their performance, the plan, scope and results of the audit, and the fees paid to the corporation’s independent auditors. The Audit Committee also will review the Company’s accounting and financial reporting procedures and controls and all transactions between the Company and its officers, directors, and shareholders who beneficially own 5% or more of the Common Shares.

      The Company does not have a standing Nominating Committee. Nominees to the Board of Directors are selected by the entire Board.

      The Board of Directors has a Stock Option Committee that administers the Company’s 1992 Stock Option Plan and makes grants of options to key employees, consultants, scientific advisory board members and independent contractors of the Company, but not to officers or directors of the Company. The members of the Stock Option Committee are Paul Segall, Ronald S. Barkin, and Victoria Bellport. The Stock Option Committee was formed during September 1992.

      During the fiscal year ended December 31, 2000, the Board of Directors met 7 times. No director attended fewer than 75% of the meetings of the Board or any committee on which they served.

      Directors of the Company who are not employees receive an annual fee of $20,000, which may be paid in cash or in Common Shares, at the election of the director. During the year ended December 31, 2000, each director who was not a Company employee also received options to purchase 10,000 Common Shares. Directors of the Company and members of committees of the Board of Directors who are employees of the Company are not compensated for serving as directors or attending meetings of the Board or committees of the Board. Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board. Directors who are employees of the Company are also entitled to receive compensation in such capacity.

Executive Compensation

      The Company has entered into five-year employment agreements (the “Employment Agreements”) with Paul Segall, the Chairman and Chief Executive Officer; Victoria Bellport, the Chief Financial Officer; Judith Segall, Vice President of Technology and Corporate Secretary; Hal Sternberg, Vice President of Research; and Harold Waitz, Vice President of Engineering and Regulatory Affairs. The initial five-year term of the Employment Agreements expired on December 31, 2000, but each Employment Agreement provides for automatic renewal annually for a one-year term, unless the Company elects to terminate the Employment Agreement as of December 31 of the applicable year by giving the employee sixty days prior written notice. The Employment Agreements may terminate prior to the end of the year if the employee (1) dies, (2) leaves the Company, (3) becomes disabled for a period of 90 days in any 150 day period, or (4) is discharged by the Board of Directors for failure to carry out the reasonable policies of the Board, persistent absenteeism, or a material breach of a covenant. Under the Employment Agreements, the executive officers are presently receiving annual salaries of $163,000, and will receive a one-time cash bonus of $25,000 if the Company receives at least $1,000,000 of equity financing from a pharmaceutical company.

      In the event of the executive officer’s death during the term of his or her Employment Agreement, the Company will pay his or her estate his or her salary for a period of six month or until the end of the year, whichever first occurs. In the event that the executive officer’s employment terminates, voluntarily or involuntarily, after a change in control of the Company through an acquisition of voting stock, an acquisition of the Company’s assets, or a merger or consolidation of the Company with another corporation or entity, the executive officers will be entitled to severance compensation equal to the greater of (a) 2.99 times his or her average annual compensation for the preceding five years and (b) the balance of his or her base salary for the unexpired portion of the term of his Employment Agreement.

      The Company also entered into a similar employment agreement with Ronald S. Barkin, which commenced on April 1, 1997 and expires on March 31, 2002.

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

SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                Long-Term Compensation
                                                     -------------------                ----------------------

Name and Principal Position                 Year Ended                 Salary($)        Bonus    Stock Options (Shares)
---------------------------                 ----------                 --------         -----    ----------------------
Paul Segall                                 December 31, 2000          $163,000
Chairman and Chief Executive Officer        December 31, 1999          $156,000
                                            December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         $50,000           __

Hal Sternberg
Vice President of Research                  December 31, 2000          $163,000
                                            December 31, 1999          $156,000
                                            December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         $25,000           __

Harold Waitz                                December 31, 2000          $163,000
Vice President of Engineering               December 31, 1999          $156,000
                                            December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         __                __

Victoria Bellport                           December 31, 2000          $163,000
Vice President and                          December 31, 1999          $156,000
Chief Financial Officer                     December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         $25,000           __

Judith Segall                               December 31, 2000          $163,000
Vice President and Corporate Secretary      December 31, 1999          $156,000
                                            December 31, 1998*         $ 49,500
                                            June 30, 1998              $ 95,500         $25,000           __

*During 1998, the Company changed its fiscal year end from June 30 to December 31. The amounts of base salary shown in the table for the year ended December 31, 1998 reflect a short (six month) fiscal year.

Insider Participation in Compensation Decisions

      The Board of Directors does not have a standing Compensation Committee. Instead, the Board of Directors as a whole approves all executive compensation. All of the executive officers of the Company serve on the Board of Directors but do not vote on matters pertaining to their own personal compensation. Paul Segall and Judith Segall do not vote on matters pertaining to each other’s compensation.

Stock Options

      None of the five most highly compensated executive officers of the Company held any stock options during the fiscal year ended December 31, 2000.

Certain Relationships and Related Transactions

      During the year ended December 31, 2000, $5,500 in fees for consulting services was paid to Jeffrey B. Nickel, a member of the Board of Directors.

      During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under this agreement the Company issued to the financial advisor warrants to purchase 311,276 Common Shares at a price of $1.93 per share, and the Company agreed to issue additional warrants to purchase up to an additional 622,549 Common Shares at a price equal to the greater of (a) 150% of the average market price of the Common Shares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995. The exercise price and number of Common Shares for which the warrants may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The number of shares issuable upon the exercise of the warrants, the exercise prices, and the expiration dates of the warrants are as follows:

         Number of Warrant Shares                     Exercise Price Per Share                   Expiration Date
         ------------------------                     ------------------------                   ---------------
                  389,094                                      $ 1.93                            October 15, 2000
                   77,818                                      $ 1.93                            January15, 2001
                   77,818                                      $ 2.35                            April 15, 2001
                   77,818                                      $ 9.65                            July 15, 2001
                   77,818                                      $9.42                             October 15, 2001
                   77,818                                      $10.49                            January 15, 2002
                   77,818                                      $15.74                            April 15, 2002
                   77,818                                      $13.75                            July 15, 2002

The number of shares and exercise prices shown have been adjusted for the Company’s subscription rights distributions during January 1997 and February 1999 and the payment of a stock dividend during October 1997. Greenbelt has purchased 466,912 Common Shares by exercising some of those warrants and continues to hold warrants to purchase an aggregate of 466,908 Common Shares.

      Under the agreement, the Company has filed a registration statement on Form S-3 to register 622,548 warrants and underlying Common Shares for sale under the Securities Act of 1933, as amended (the “Act”). The Company has the obligation to file, at Greenbelt’s request, one or more additional registration statements to cover the 311,272 warrants and Common Shares not covered by the first registration statement. The Company will bear the expenses of registration, other than any underwriting discounts that may be incurred by Greenbelt Corp. in connection with a sale of the warrants or common shares. The Company shall not be obligated to file more than two such registration statements, other than registration statements on Form S-3. Greenbelt Corp. also is entitled to include warrants and common shares in any registration statement filed by the Company to register other securities for sale under the Act.

      During April 1998, the Company entered into a new financial advisory services agreement with Greenbelt. The new agreement provides for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that will be paid quarterly. The Company agreed to reimburse Greenbelt for all reasonable out-of-pocket expenses incurred in connection with its engagement as financial advisor, and to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime’s behalf under the agreement. The agreement has been renewed for a period of twelve months ending March 31, 2001, but instead of cash compensation Greenbelt is receiving 30,000 Common Shares in four quarterly installments of 7,500 shares each. The Company has agreed to register those shares for sale under the Act, upon request, on substantially the same terms as the registration provisions pertaining to the warrants under the original agreement.

      During March 2001, the Company entered into the Credit Agreement with Alfred D. Kingsley. In consideration of Mr. Kingsley’s agreement to provide that line of credit, the Company issued to him a warrant to purchase 50,000 Common Shares at an exercise price of $8.31 per share. The warrant will expire in five years. The exercise price and number of Common Shares for which the warrant may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger or similar transaction. The Company has agreed to register the shares issuable unde the warrant for sale under the Act, upon request, on substantially the same terms as the registration provisions pertaining to the warrants issued under the Company’s consulting agreement with Greenbelt.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 23, 2001 concerning beneficial ownership of Common Shares by each shareholder known by the Company to be the beneficial owner of 5% or more of the Company’s Common Shares, and the Company’s executive officers and directors. Information concerning certain beneficial owners of more than 5% of the Common Shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

                                                            Number of         Percent of
                                                             Shares              Total
                                                             ------              -----
Alfred D. Kingsley (1)
Gary K. Duberstein
Greenbelt Corp.
Greenway Partners, L.P.
Greenhouse Partners, L.P.
  277 Park Avenue, 27th Floor
  New York, New York 10017                                  1,828,337            15.2

Paul and Judith Segall (2)                                   645,408              5.6

Harold D. Waitz (3)                                          424,166              3.7

Hal Sternberg                                                402,043              3.5

Victoria Bellport                                            205,978              1.8

Ronald S. Barkin (4)                                         192,861              1.7

Jeffrey B. Nickel (5)                                        35,000                *

Milton H. Dresner (6)                                        41,598                *

All officers and directors
as a group (8 persons)(4)(5)(6)                             1,947,054            16.8%
---------------------------

*        Less than 1%

(1)      Includes 466,908 Common Shares issuable upon the exercise of certain warrants owned beneficially by Greenbelt Corp and 549,142 Common Shares owned by Greenbelt Corp.  Mr.
         Kingsley and Mr. Duberstein may be deemed to beneficially own the warrant shares that
         Greenbelt Corp. beneficially owns.  Includes 90,750 Common Shares owned by Greenway
61

         Partners, L.P.  Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P. and
         Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P.
         Greenhouse Partners, L.P., Mr. Kingsley and Mr. Duberstein may be deemed to beneficially own the Common Shares that Greenway Partners, L.P. beneficially owns.  Includes 653,142 Common
         Shares owned solely by Mr. Kingsley and 50,000 Common Shares issuable upon the exercise of certain warrants owned by Mr.  Kingsley, as to which Mr. Duberstein disclaims beneficial ownership.  Includes 10,895 Common Shares owned solely by Mr. Duberstein, as to which Mr.
         Kingsley disclaims beneficial ownership.

(2)      Includes 443,245 shares held of record by Paul Segall and 202,163 shares held of record by Judith
         Segall.

(3)      Includes 2,100 shares held for the benefit of Dr. Waitz’s minor children.

(4)      Includes 90,000 Common Shares issuable upon the exercise of certain options.

(5)      Includes 35,000 Common Shares issuable upon the exercise of certain options.

(6)      Includes 20,000 Common Shares issuable upon the exercise of certain stock options.    Does not
         include Common Shares that Mr. Dresner may acquire in lieu of cash payment of his director’s fees.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all reports they file under Section 16(a).       To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 1999.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

                                                                                        Page
                                                                                        ----

Independent Auditors' Report                                                             35

Balance Sheets As of December 31, 2000
and December 31, 1999                                                                    36

Statements of Operations For the
Years Ended December 31, 2000 and
December 31, 1999, the Six Months Ended
December 31, 1998, the Two Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 2000                                                 37

Statements of Shareholders' Equity For the
Years Ended December 31, 2000 and
December 31, 1999, the Six Months
Ended December 31, 1998, the Two Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 2000                                               38-40

Statements of Cash Flows For the
Years Ended December 31, 2000 and
December 31, 1999, the Six Months Ended
December 31, 1998, the Two Years in the Period
Ended June 30, 1998 and the Period From Inception
(November 30, 1990) to December 31, 2000                                               41-42

Notes to Financial Statements                                                          43-54
63

(a-2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3) Exhibits.

Exhibit
Numbers           Description
-------           -----------

 3.1      Articles of Incorporation, as Amended.†

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
64
10.16     Intellectual Property Agreement between the Company and Ronald S. Barkin.^

10.17     Addenda to Lease Agreement between the Company and Donn Logan.‡

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

10.25     Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc.
          (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.26     Exclusive License Agreement between Hours, B.V. and BioTime, Inc.
          (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).††

10.27     Guaranty of Akzo Nobel, N.V.††

10.28     Revolving Line of Credit Agreement between BioTime, Inc. and Alfred D.  Kingsley**

10.29     Warrant Agreement between BioTime, Inc.  and Alfred D. Kingsley**

23.1      Consent of Deloitte & Touche LLP**

†Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1998.

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

* Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1994.

++ Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1996.

^ Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

## Incorporated by reference to Registration Statement on Form S-8, File Number 333-30603 filed with the Securities and Exchange Commission on July 2, 1997.

^ ^ Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999.

### Incorporated by reference to the Company’s Form 8-K, filed April 24, 1997.

^^^ Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999.

‡ Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.

††Incorporated by reference to the Company’s Form 8-K filed February 16, 2001

** Filed herewith.

(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2001.

               BIOTIME, INC.

                     By: /s/Paul E. Segall
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

         Signature                          Title                                       Date
         ---------                          -----                                       ----

/s/Paul E. Segall
----------------------
Paul E. Segall, Ph.D.               Chairman, Chief Executive Officer and               March 28, 2001
                                    Director (Principal Executive Officer)

/s/Ronald S. Barkin
----------------------
Ronald S. Barkin                    President and Director                              March 28, 2001

/s/Harold D. Waitz
----------------------
Harold D. Waitz, Ph.D.              Vice President and Director                         March 28, 2001

/s/Hal Sternberg
----------------------
Hal Sternberg, Ph.D.                Vice President and Director                         March 28, 2001

/s/Victoria Bellport
----------------------
Victoria Bellport                   Chief Financial Officer and                         March 28, 2001
                                    Director (Principal Financial and
                                    Accounting Officer)

/s/Judith Segall
----------------------
Judith Segall                       Vice President, Corporate Secretary                 March 28, 2001
                                    and Director

----------------------
Jeffrey B. Nickel                   Director                                            March __, 2001

----------------------
Milton H. Dresner                   Director                                            March __, 2001
67
Exhibit Index

Exhibit
Numbers           Description
-------           -----------

 3.1      Articles of Incorporation, as Amended.†

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

10.17     Addenda to Lease Agreement between the Company and Donn Logan.‡

10.18     Amendment to Employment Agreement between the Company and Paul Segall.^^

10.19     Amendment to Employment Agreement between the Company and Hal Sternberg.^^

10.20     Amendment to Employment Agreement between the Company and Harold Waitz.^^
68
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

10.25     Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc.
          (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.26     Exclusive License Agreement between Hours, B.V. and BioTime, Inc.
          (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).††

10.27     Guaranty of Akzo Nobel, N.V.††

10.28     Revolving Line of Credit Agreement between BioTime, Inc. and Alfred D. Kingsley**

10.29     Warrant Agreement between BioTime, Inc.  and Alfred D. Kingsley**

23.1      Consent of Deloitte & Touche LLP**

†Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1998.

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

* Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1994.

++ Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1996.

^ Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

## Incorporated by reference to Registration Statement on Form S-8, File Number 333-30603 filed with the Securities and Exchange Commission on July 2, 1997.

^ ^ Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999.

### Incorporated by reference to the Company’s Form 8-K, filed April 24, 1997.

^^^ Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999.

‡ Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.

††Incorporated by reference to the Company’s Form 8-K filed February 16, 2001

** Filed herewith.