Form 10-Q
period 2001-03-31
BIOTIME INC
filed 2001-05-15
CIK 876343

 ==============================================================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ---------------------------------------------  to   ---------------------------------------------

Commission file number 1-12830

BioTime, Inc.
(Exact name of registrant as specified in its charter)

California                                                                           94-3127919
(State or other jurisdiction of incorporation or organization)                             (IRS Employer Identification No.)

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,500,845 common shares, no par value, as of May 11, 2001.

==============================================================================================================================

PART 1--FINANCIAL INFORMATION

            Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this report under Item 1 of the Notes to Financial Statements, and in BioTime's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Words such as “ expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

Item 1. Financial Statements

BIOTIME, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(Unaudited)

     ASSETS
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                              -----------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                     $         321,512   $      1,318,338
Prepaid expenses                                                                         99,289            122,648
Other current assets                                                                    251,108
                                                                              -----------------   ----------------
Total current assets                                                                    671,909          1,440,986
                                                                              -----------------   ----------------

EQUIPMENT, Net of accumulated depreciation of $371,553 and $352,104                     208,626            226,598
DEPOSITS AND OTHER ASSETS                                                                 9,900              9,900
                                                                              -----------------   ----------------
TOTAL ASSETS                                                                  $         890,435   $      1,677,484
                                                                              =================   ================

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                              $         136,433   $        359,749
                                                                              -----------------   ----------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding in 1999 and 1998
Common Shares, no par value, authorized 40,000,000 shares; issued and
 outstanding shares; 11,500,845 and 11,426,604                                       28,748,013         28,360,007
Contributed Capital                                                                      93,972             93,972
Deficit accumulated during development stage                                       (28,087,983)       (27,136,244)
                                                                              -----------------   ----------------
Total shareholders' equity                                                              754,002          1,317,735
                                                                              -----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $         890,435   $      1,677,484
                                                                              =================   ================
See notes to financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     Three Months Ended           Period from Inception
                                                          March 31,                (November 30, 1990)
                                                      2001         2000              to March 31, 2001
                                                -------------- --------------      -------------------

REVENUE:
License fee                                     $           -  $           -        $    2,500,000
Royalty from product sales                              32,695          5,732               85,187
                                                -------------- --------------       --------------
Total revenue                                           32,695          5,732            2,585,187
                                                -------------- --------------       --------------

EXPENSES:

Research and development                             (553,892)      (909,930)         (20,499,242)
General and administrative                           (436,997)      (475,468)         (11,903,382)
                                                -------------- --------------       --------------
Total expenses                                       (990,889)    (1,385,398)         (32,402,624)
                                                -------------- --------------       --------------

INTEREST AND OTHER INCOME:                               6,455         59,719            1,754,285
                                                -------------- --------------       --------------

NET LOSS                                        $    (951,739) $  (1,319,947)       $ (28,063,152)
                                                ============== ==============       ==============

BASIC AND DILUTED LOSS PER SHARE                $      ($0.08) $       (0.12)
                                                ============== ==============

COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                                   11,470,054     10,891,797
                                                ============== ==============

See notes to financial statements.

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Series A Convertible
                                             Preferred Shares          Common Shares                        Deficit
                                          ---------------------   ----------------------                  Accumulated
                                          Number of                Number                Contributed         During
                                           Shares      Amount     of Shares    Amount      Capital      Development Stage
                                          ---------   ---------   ---------  ----------- -----------   ------------------

BALANCE, November 30, 1990
 (date of inception)                        --          --          --           --          --                --

NOVEMBER 1990 - JUNE 1991
 Common shares issued for cash                                    1,312,758  $     263
 Common shares issued for
 stock of a separate entity at fair value                         1,050,210    137,400
 Contributed equipment at appraised
 value                                                                                   $ 16,425
 Contributed cash                                                                          77,547
 Common shares issued for cash
 less offering costs                                                101,175     54,463
 Common shares issued for stock
 of a separate entity at fair value                                 100,020     60,000

JULY 1991 - JUNE 1992
 Common shares issued for
 services performed                                                  30,000     18,000
 Preferred shares issued for
 cash less offering costs of  $125,700    360,000   $474,300

JULY 1992 - JUNE 1994
 Common shares issued for
 cash less offering costs of $1,015,873                           2,173,500  4,780,127
 Preferred shares converted
 into common shares                     (360,000)   (474,300)       360,000    474,300
 Dividends declared and paid
 on preferred shares                                                                                      $(24,831)
 Common shares issued for cash less
 offering  costs of  $865,826                                     2,805,600  3,927,074

JULY 1994 - JUNE 1995:
 Common shares repurchased
 with cash                                                        (253,800)  (190,029)

JULY 1995-JUNE 1996:
 Common shares issued for cash                                      608,697  1,229,670
 Common shares repurchased with cash                               (18,600)   (12,693)
 Common shares warrants and options
 granted for services                                                          356,000

See notes to financial statements.                                                                       (Continued)

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Series A Convertible
                                             Preferred Shares          Common Shares                        Deficit
                                          ---------------------   ----------------------                  Accumulated
                                          Number of                Number                Contributed         During
                                           Shares      Amount     of Shares    Amount      Capital      Development Stage
                                          ---------   ---------   ---------  ----------- -----------   ------------------

JULY 1996 - JUNE 1997:
 Common shares issued for cash less
 offering costs of $170,597                                        849,327   5,491,583
 Common shares issued for cash
 (exercise of options and warrants)                                490,689   1,194,488
 Common shares warrants and options
 granted for service                                                           105,000

JULY 1997 - JUNE 1998:
 Common shares issued for cash
 (exercise of options)                                             337,500     887,690
 Common shares warrants and options
 granted for service                                                            38,050
 Common shares issued for services                                     500       6,250

JULY 1998 - DECEMBER 1998:
 Common shares issued for cash
 (exercise of options and warrants)                                 84,000     395,730
 Common shares options granted for services                                     50,000
 Common shares issued for services                                   1,500      18,750

NET LOSS                                                                                                 (16,706,505)
                                         ---------   ---------   ---------- ----------  ---------     ----------------
BALANCE AT DECEMBER 31, 1998                  -          -       10,033,076 19,022,116    93,972         (16,731,336)

 Common shares issued for cash (less
 offering costs of $128,024)                                        751,654  7,200,602
 Common shares issued for cash and
 exchange for 2,491 common shares which
 were canceled (exercise of options)                                 65,509    199,810
 Common shares issued for services                                      792      9,900
 Common shares warrant donated                                                 552,000
 Common shares issued for cash
 (exercise of warrant)                                               40,000     20,000
 Options granted for services                                                  195,952

NET LOSS                                                                                                  (5,479,884)
                                         ---------   ---------   ---------- ----------  ---------   -----------------
BALANCE AT DECEMBER 31, 1999                   -          -      10,891,031 27,200,380    93,972         (22,211,220)

See notes to financial statements.                                                                       (Continued)

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Series A Convertible
                                             Preferred Shares          Common Shares                        Deficit
                                          ---------------------   ----------------------                  Accumulated
                                          Number of                Number                Contributed         During
                                           Shares      Amount     of Shares    Amount      Capital      Development Stage
                                          ---------   ---------   ---------  ----------- -----------   ------------------

 Common Shares issued for services                                  17,661     131,525
 Exercise of Options                                                51,000      51,000
 Exercise of Warrants (less issuance
 cost of $36,176)                                                  466,912     864,964
 Options granted for services                                                  112,138

NET LOSS                                                                                                 (4,925,024)
                                          ---------   ---------   ---------- ----------  ---------   ----------------
BALANCE AT DECEMBER 31, 2000                   -          -       11,426,604 28,360,007    93,972       (27,136,244)

 Common Shares issued for services -
 unaudited                                                            16,292   126,175
 Common shares issued for cash and
 exchange for 5,590 common shares which
 were canceled (exercise of options) -
 unaudited                                                            57,949    16,500
 Warrants granted for services - unaudited                            50,000   254,595
 Options granted for services - unaudited                                       (9,264)
NET LOSS                                                                                                    (951,739)
                                          ---------  ---------    ----------  ----------  ---------   ----------------
BALANCE AT MARCH 31, 2001                      -     $    -       11,500,845 $28,748,013  $ 93,972    $  (28,087,983)
                                          =========  =========    ========== ===========  =========   ================

See notes to financial statements.                                                                        (Concluded)

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                              Three Months Ended              Period from Inception
                                                                   March 31,                   (November 30, 1990)
                                                            2001               2000             to  March 31, 2001
                                                       --------------     --------------       --------------------

OPERATING ACTIVITIES:
Net loss                                              $     (951,739)    $   (1,319,947)         $   (28,063,152)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Deferred revenue                                                                                     (1,000,000)
 Depreciation                                                 19,449             18,254                   371,554
Cost of Donation - warrants                                                                               552,000
 Cost of services - shares, options and warrants             120,398            160,527                 1,161,963
 Supply reserves                                                                                          200,000
 Changes in operating assets and liabilities:
  Research and development supplies on hand                                                             (200,000)
  Prepaid expenses and other current
   assets                                                      23,359             11,397                 (99,290)
  Deposits and other assets                                                                               (9,900)
  Accounts payable                                          (223,316)          (468,157)                  136,433
  Deferred revenue                                                                                      1,000,000
                                                       --------------     --------------          ---------------
Net cash used in operating activities                     (1,011,849)        (1,597,926)             (25,950,392)
                                                       --------------     --------------          ---------------

INVESTING ACTIVITIES:
Sale of investments                                                                                       197,400
Purchase of short-term investments                                                                    (9,946,203)
Redemption of short-term investments                                                                    9,946,203
Purchase of equipment and furniture                           (1,477)            (7,503)                (563,754)
                                                       --------------     --------------          ---------------
Net cash  used in investing  activities                       (1,477)            (7,503)                (366,354)
                                                       --------------     --------------          ---------------

FINANCING ACTIVITIES:
Issuance of preferred shares for cash                                                                     600,000
Preferred shares placement costs                                                                        (125,700)
Issuance of common shares for cash                                                                     23,701,732
Common shares placement costs                                                                         (2,216,497)
Net proceeds from exercise of common share
options and warrants                                           16,500                                   4,828,729
Contributed capital - cash                                                                                 77,547
Dividends paid on preferred shares                                                                       (24,831)
Repurchase of common shares                                                                             (202,722)
                                                       --------------     --------------          ---------------
Net cash provided by  financing activities                     16,500             -                    26,638,258
                                                       --------------     --------------          ---------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 (996,826)        (1,605,429)                  321,512

CASH AND CASH EQUIVALENTS:
At beginning of period                                      1,318,338          5,292,806                       --
                                                       --------------     --------------          ---------------
At end of period                                       $      321,512          3,687,377          $       321,512
                                                       ==============     ==============          ===============

See notes to financial statements.                                                                             (Continued)

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                               Three Months Ended             Period from Inception
                                                                   March 31,                   (November 30, 1990)
                                                            2001               2000              to March 31, 2001
                                                       --------------     --------------       --------------------

NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                               $         16,425
Issuance of common shares
 in exchange for shares of
 common stock of Cryomedical
 Sciences, Inc. in a stock-for-stock
 transaction                                                                                   $        197,400
Granting of options and warrants for
 services                                              $    254,595       $    150,427         $      1,129,735
Issuance of common shares in exchange for
services                                               $    126,175       $     10,100         $        292,600

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

The balance sheet as of March 31, 2001, the statements of operations for the three months ended March 31, 2001 and 2000 and the period from inception (November 30, 1990) to March 31, 2001, the statement of shareholders' equity for the three month period ended March 31, 2001 and the period from inception (November 30, 1990) to March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000 and the period from inception (November 30, 1990) to March 31, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at March 31, 2001 and for all periods presented have been made. The balance sheet as of December 31, 2000 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

Development Stage Enterprise  –  Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $28,063,152 from inception to March 31, 2001. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

Reclassification  –  Certain prior year balances have been reclassified to conform to current year presentation.

2.     RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards  –  In the first quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Adoption of SFAS 133 did not have a significant impact on the results for the first three months of the fiscal year.

3.     LICENSE AGREEMENTS

       Abbott Laboratories

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

In addition to the license fees, Abbott pays the Company a royalty on annual net sales of Hextend. The royalty rate is 5% plus an additional .22% for each increment of $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott's obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended March 31, 2001 include royalties on sales made by Abbott during three months ended December 31, 2000. Royalties on sales made during the first quarter of 2001 will not be recognized by the Company until the second quarter.

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

       Horus

On February 13, 2001, BioTime, Inc. and Horus B.V. ("Horus"), a subsidiary of Akzo Nobel, N.V. ("Akzo") entered into an Exclusive License Agreement (the "Agreement") under which BioTime has granted to Horus an exclusive license to manufacture and sell Hextend in all parts of the world except the United States, Canada and Japan. Horus may also acquire additional licenses to manufacture and sell other BioTime plasma expander products. Under the Agreement, Horus has agreed to pay BioTime an initial license fee of $4,000,000, plus up to $5,500,000 in additional license fees upon the attainment of certain milestones. BioTime will also earn specified royalties under the Agreement.

Horus will be responsible for obtaining regulatory approval for the use of Hextend in those countries in which it plans to market the product, except that BioTime will continue to process its pending application for regulatory approval in Sweden.

Horus' obligations under the License Agreement are conditioned upon the confirmation of certain manufacturing and supply arrangements. BioTime's obligations are conditioned upon its receipt of the initial license fee payment, and it has the right to terminate the License Agreement if it does not receive that payment. As of March 31, 2001, the payment had not been received.

4.     LINE OF CREDIT

During March 2001, BioTime entered into a Revolving Line of Credit Agreement (the "Credit Agreement") with Alfred D. Kingsley, an investor and consultant to the Company, under which BioTime may borrow up to $1,000,000 for working capital purposes. Amounts borrowed under the Credit Agreement will be due in one year or when BioTime receives at least $2,000,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements, or any combination of those sources. Interest on borrowings shall accrue at a rate of 10% per annum and is payable with principal on the maturity date. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $1,000,000 but less than $2,000,000. As of March 31, 2001, no amount had been drawn down on the line of credit.

In consideration for making the Line of Credit available, the Company issued to Mr. Kingsley a Warrant to purchase 50,000 common shares at an exercise price of $8.31. The total fair market value of this warrant, estimated to be $254,595, will be amortized over the one year term of the Credit Agreement. The fair market value of the warrant is recorded in common stock, with a corresponding entry in deferred financing costs, which is included in other current assets. Deferred financing costs will be amortized over the life of the agreement to interest expense.

5.     SHAREHOLDERS' EQUITY

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

Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of March 31, 2001, 460,500 shares were available for future grants under the Option Plan; and options to purchase 426,461 shares had been granted and were outstanding at exercise prices ranging from $1.13 to $18.25. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of the options granted to consultants ($316,266 at March 31, 2001), over the period estimated to achieve such milestones (one to two years), subject to remeasurement at the end of each reporting period. A reduction in compensation expense was recognized on these options during the three months ended March 31, 2001 of approximately $9,264 and was recorded as a reduction to research and development expense.

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

6.     NET INCOME PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted earnings (loss) per share for the three months ended March 31, 2001 exclude any effect from such securities as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company's operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott Laboratories for the right to manufacture and market Hextend in the United States and Canada. BioTime recently entered into a license agreement with Horus, B.V., a subsidiary of Akzo Nobel, N.V., under which BioTime expects to receive up to $9,500,000 of license fees for the right to manufacture and market Hextend overseas. As a result of the developmental nature of its business and the limited sales of its product, since the Company's inception in November 1990 it has incurred $28,063,152 of losses. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use. Most of the Company's research and development efforts have been devoted to the Company's first three blood volume replacement products: Hextend, PentaLyte, and HetaCool. By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs. By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ transplant surgery, BioTime may also create new market segments for its product line.

          The Company's first product, Hextend(R), is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing approval is pending. The Company has granted Horus, an exclusive license to manufacture and sell Hextend in all other parts of the world except Japan. Sales of Hextend by Horus are expected to begin after regulatory approval to market Hextend is obtained in the various countries under its license. Abbott and Horus also have a right to obtain licenses to manufacture and sell other BioTime products.

          Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp- up phase. Revenues for the three months ended March 31, 2001 were $32,695 and consist of the royalties on sales made by Abbott during the period beginning October 1, 2000 and ending December 31, 2000. Sales of Hextend during the fourth quarter of 2000 may reflect the purchasing practices of certain wholesale distributors who increase their purchases of inventory during the last month of the year, with a corresponding reduction in purchases during the first quarter of the new year. As part of its marketing efforts, Abbott has very recently committed substantially greater resources to its Hextend sales force.

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

          As part of the marketing program, Abbott and the Company have financed a number of studies showing the advantages of receiving Hextend and other BioTime products during surgery. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The Company is also aware of independent studies using Hextend that are being conducted by physicians and hospitals, who may publish their findings in medical journals. Horus is expected to conduct marketing studies as well after it obtains regulatory approval and begins to market Hextend. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The outcome of the planned medical studies and timing of the publication of the results could have an effect on Hextend sales.

          The results of recent studies describing the importance of Hextend in the treatment of hypovolemia (low blood volume) in surgery, trauma and shock have been presented at the Society for Critical Care Medicine, held in San Francisco during February 2001, and the 21st International Symposium on Intensive Care and Emergency Medicine held during March 2001, in Brussels, Belgium. Compelling evidence describing the maintenance of kidney function when using Hextend to treat hypovolemia during cardiovascular surgery was presented at the Society of Cardiovascular Anesthesiologists held in Vancouver early in May 2001. Abbott sales people attended, and there was an exhibit promoting Hextend.

          Other important findings have been submitted for upcoming meetings such as the American Society of Anesthesiologists in New Orleans in October 2001. Articles discussing laboratory studies using Hextend and PentaLyte have appeared in the February 2001 edition of Anesthesia and Analgesia. Another article featuring the results of the Company's clinical study of elderly surgical patients, which compared lactated Ringer's and Hextend to saline and hetastarch in saline in the treatment of hypovolemia, has been accepted for publication by a peer reviewed journal. In this study, patients treated with Hextend had favorable outcomes in which electrolyte and acid-base balance was maintained.

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

The Company expects Hextend sales to continue to grow as Abbott continues to augment its marketing efforts, as the number of hospital formularies that have approved Hextend increases, and as surgeons and anaesthesiologists become more familiar with the benefits that can be attained for their patients by using Hextend in operating rooms around the world.

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

          The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery.

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

          BioTime has recently launched a research program using HetaCool in animal models of trauma at the State University of New York Health Science Center in Brooklyn. Preliminary laboratory results there have already supported the feasibility of using HetaCool to treat subjects following severe hemorrhage. The use of HetaCool at near-freezing temperatures also will be studied in animal models of cardiovascular surgery at the Texas Heart Institute in Houston.

          BioTime scientists believe that the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as an organ preservation solution or to temporarily replace substantially all of the patient's circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. BioTime is scheduled to present some of its laboratory studies on HetaCool at Combat Fluid Resuscitation 2001, to be held in Bethesda, MD in June 2001. The conference is sponsored by the Office of Naval Research, the U.S. Army Medical Research and Materiel Command, and the Department of Surgery and the Department of Military and Emergency Medicine of the Uniformed Services University of the Health Sciences. Presentations of other civilian and military sponsored clinical and laboratory research using Hextend to treat hypovolemia during trauma are anticipated as well.

          Abbott and Horus each have an option to obtain a license to market PentaLyte and HetaCool in their respective territories, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products.

          In order to commence clinical trials for regulatory approval of new products or new therapeutic uses of products, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand a previous filing.

Filings with foreign regulatory agencies will be required to commence clinical trials overseas. The Company's application to market Hextend in Canada has been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is currently awaiting completion of HPB's review of that application. During the third quarter of 2000, the Company filed its first application for approval in a European Union member nation, Sweden. Regulatory approvals for other countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

Results of Operations

          From inception (November 30, 1990) through March 31, 2001, the Company recognized $2,500,000 of license fee revenues and $85,187 in royalties from Hextend sales. For the three months ended March 31, 2001, no license fee revenue based on product sales was earned or recognized, and $32,695 in royalties from product sales was recognized. For the three months ended March 31, 2000, no license fee revenue based on product sales was earned or recognized, and $5,732 in royalties from product sales was recognized.

          From inception (November 30, 1990) through March 31, 2001, the Company incurred $20,499,242 of research and development expenses. Research and development expenses were $553,892 for the three months ended March 31, 2001, compared to $909,930 for the three months ended March 31, 2000. Research and development expenses decreased because no clinical trials were conducted during the first quarter of 2001. Research and development expenses include laboratory study expenses, clinical trial expenses, salaries, preparation of regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products.

          From inception (November 30, 1990) through March 31, 2001, the Company incurred $11,903,382 of general and administrative expenses. General and administrative expenses were $436,997 for the three months ended March 31, 2001, compared to $475,468 for the three months ended March 31, 2000.

The decrease in general and administrative expenses in 2001 is attributable to a decrease in the general operations of the Company. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

Liquidity and Capital Resources

          Since inception, the Company has primarily financed its operations through the sale of equity securities and licensing fees, and at March 31, 2001 the Company had cash and cash equivalents of approximately $321,000. The Company expects to receive a $4,000,000 license fee from Horus when Horus confirms certain manufacturing and hydroxyethyl starch supply arrangements needed to manufacture Hextend. Horus is working to put those arrangements in place, but there can be no assurance that those arrangements will be completed. In the meantime, BioTime may borrow up to $1,000,000 for working capital purposes under a Revolving Line of Credit Agreement (the "Credit Agreement") with Alfred D. Kingsley, an investor and consultant to the Company.

          Amounts borrowed under the Credit Agreement will bear interest at 10% per annum and will be due in one year or when BioTime receives at least $2,000,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements, or any combination of those sources. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $1,000,000 but less than $2,000,000, and the amount of any such mandatory prepayments of principal will reduce the maximum amount available under the Credit Agreement and will not be available for future borrowings. The Company will have the right to make voluntary prepayments of principal, that would otherwise not be due, without penalty or premium but with accrued interest, at any time, and any amounts voluntary prepaid will be available for future borrowings, so long as the Company is not in default under the Credit Agreement and the outstanding principal balance of loaned under the Credit does not exceed $1,000,000.

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

          BioTime will need additional funds, including the license fees receivable from Horus and additional debt or equity capital, to continue its current operations, to begin clinical trials of PentaLyte, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company's products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity and debt financing, is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market sensitive instruments as of March 31, 2001, December 31, 2000 or March 31, 2000.

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

10.27    Guaranty of Akzo Nobel, N.V.††

10.28    Revolving Line of Credit Agreement between BioTime, Inc. and Alfred D.  Kingsley‡‡

10.29    Warrant Agreement between BioTime, Inc.  and Alfred D. Kingsley‡‡

23.1     Consent of Deloitte & Touche LLP‡‡

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

††Incorporated by reference to the Company’s Form 8-K filed February 16, 2001

‡‡ Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on February 16, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          BIOTIME, INC.

                                                                       /s/ Paul Segall
Date: May 11, 2001                                            -----------------------------------------------------

                                                                       Paul Segall
                                                                       Chief Executive Officer

                                                                       /s/ Victoria Bellport
Date: May 11, 2001                                            -----------------------------------------------------

                                                                       Victoria Bellport
                                                                       Chief Financial Officer