Form 10-Q
period 2001-06-30
BIOTIME INC
filed 2001-08-14
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

Commission file number 1-12830

                                  BioTime, Inc.
             (Exact name of registrant as specified in its charter)

               California                                   94-3127919
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,579,312 common shares, no par value, as of August 14, 2001.

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

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                                  June 30,       December 31,
      ASSETS                                                                                        2001            2000
                                                                                                ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                                                       $    192,973    $  1,318,338
Prepaid expenses and other current assets                                                            261,873         122,648
                                                                                                ------------    ------------
Total current assets                                                                                 454,846       1,440,986

EQUIPMENT, Net of accumulated depreciation of $388,133 and $352,104                                  195,686         226,598
DEPOSITS AND OTHER ASSETS                                                                              9,900           9,900
                                                                                                ------------    ------------
TOTAL ASSETS                                                                                    $    660,432    $  1,677,484
                                                                                                ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                        $    330,561    $    359,749
Note Payable                                                                                         500,000
                                                                                                ------------    ------------
Total current liabilities                                                                            830,561         359,749

COMMITMENTS

SHAREHOLDERS' EQUITY (DEFICIT ):
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 11,426,604 and 10,891,031                                                        28,943,906      28,360,007
Contributed Capital                                                                                   93,972          93,972
Deficit accumulated during development stage                                                     (29,208,007)    (27,136,244)
                                                                                                ------------    ------------
Total shareholders' equity                                                                          (170,129)      1,317,735
                                                                                                ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $    660,432    $  1,677,484
                                                                                                ============    ============
See notes to condensed financial statements


                                                            BIOTIME, INC.
                                                    (A Development Stage Company)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                    Three Months Ended               Six Months Ended         Period from Inception
                                                                                                             (November 30, 1990) to
                                               June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000     June 30, 2001
                                               ------------    ------------    ------------    ------------      --------------
 REVENUE:

License Fee                                    $       --      $       --      $       --      $       --        $  2,500,000
Royalty                                              29,958           7,387          62,653          13,119           122,841
                                               ------------    ------------    ------------    ------------      ------------
Total revenue                                  $     29,958    $      7,387          62,6$3          13,119      $  2,622,841
                                               ------------    ------------    ------------    ------------      ------------

EXPENSES:

Research and development                           (541,894)       (930,147)     (1,095,786)     (1,840,077)      (21,041,136)
General and administrative                         (613,490)       (448,713)     (1,050,487)       (924,181)      (12,516,872)
                                               ------------    ------------    ------------    ------------      ------------
Total expenses                                   (1,156,384)     (1,378,860)     (2,146,273)     (2,764,258)      (33,558,008)
                                               ------------    ------------    ------------    ------------      ------------

INTEREST AND OTHER INCOME:                            5,402          41,712          11,857         101,431         1,751,991
                                               ------------    ------------    ------------    ------------      ------------

NET LOSS                                       $ (1,120,024)   $ (1,329,761)   $ (2,071,763)   $ (2,649,708)     $(29,183,176)
                                               ============    ============    ============    ============      ============

BASIC AND DILUTED NET LOSS
PER SHARE                                      $      (0.10)   $      (0.12)   $      (0.18)   $      (0.24)
                                               ============    ============    ============    ============

COMMON AND EQUIVALENT
SHARES USED IN
COMPUTING NET LOSS PER
SHARE
AMOUNTS:

BASIC AND DILUTED                                11,566,691      10,892,247      11,455,350      10,892,022
                                               ============    ============    ============    ============


See notes to condensed financial statements

                                                         BIOTIME, INC.
                                                 (A Development Stage Company)

                                              STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Series A Convertible
                                                     Preferred Shares          Common Shares
                                                  ---------------------   ----------------------                Deficit Accumulated
                                                   Number of                Number                Contributed          During
                                                    Shares      Amount     of Shares    Amount      Capital       Development Stage
                                                   ---------   ---------   ---------  ----------- -----------     -----------------
BALANCE, November 30, 1990
 (date of inception)                                     --          --          --           --          --                --

NOVEMBER 1990 - JUNE 1991
 Common shares issued for cash                                             1,312,758   $      263

 Common shares issued for
 stock of a separate entity at fair value                                  1,050,210      137,400

 Contributed equipment at appraised
 value                                                                                              $  16,425

 Contributed cash                                                                                      77,547

 Common shares issued for cash
 less offering costs                                                         101,175       54,463

 Common shares issued for stock
 of a separate entity at fair value                                          100,020       60,000

JULY 1991 - JUNE 1992
 Common shares issued for
 services performed                                                           30,000       18,000

 Preferred shares issued for
 cash less offering costs of   $125,700            360,000    $474,300

JULY 1992 - JUNE 1994
 Common shares issued for
 cash less offering costs of $1,015,873                                    2,173,500     4,780,127

 Preferred shares converted
 into common shares                               (360,000)   (474,300)      360,000       474,300

 Dividends declared and paid
 on preferred shares                                                                                                $(24,831)

 Common shares issued for cash less
 offering  costs of  $865,826                                              2,805,600     3,927,074

JULY 1994 - JUNE 1995:
Common shares repurchased
 with cash                                                                  (253,800)     (190,029)

JULY 1995-JUNE 1996:
Common shares issued for cash                                                608,697     1,229,670

Common shares repurchased with cash                                          (18,600)      (12,693)

Common shares warrants and options                                                         356,000
granted for services

See notes to financial statements.                                                                       (Continued)

                                                          BIOTIME, INC.
                                                  (A Development Stage Company)

                                              STATEMENTS OF SHAREHOLDERS' EQUITY

(Continued)                                        Series A Convertible
                                                     Preferred Shares          Common Shares
                                                   ---------------------   ----------------------                Deficit Accumulated
                                                   Number of                Number                 Contributed          During
                                                    Shares      Amount     of Shares    Amount       Capital       Development Stage
                                                   ---------   ---------   ---------  -----------  -----------     -----------------
JULY 1996 - JUNE 1997:

Common shares issued for cash less
 offering costs of $170,597                                                  849,327   5,491,583

 Common shares issued for cash
 (exercise of options and warrants)                                          490,689   1,194,488

 Common shares warrants and options
 granted for service                                                                     105,000

JULY 1997 - JUNE 1998:

Common shares issued for cash
(exercise of options)                                                        337,500     887,690

Common shares warrants and options
granted for service                                                                       38,050

Common shares issued for services                                                500       6,250

JULY 1998 - DECEMBER 1998:

Common shares issued for cash
(exercise of options and warrants)                                            84,000     395,730

Common shares options granted for services                                                50,000

Common shares issued for
 services                                                                      1,500      18,750

NET LOSS                                                                                                             (16,706,505)
                                                   ---------   ---------  ----------  -----------  -----------     -----------------
BALANCE AT DECEMBER 31, 1998                             -          -     10,033,076  19,022,116        93,972       (16,731,336)

Common shares issued for cash (less offering
costs of $128,024)                                                           751,654   7,200,602

Common shares issued for cash and exchange
for 2,491 common shares which were
canceled (exercise of options)                                                65,509     199,810

Common shares issued for services                                                792       9,900

Common shares warrant donated                                                            552,000

Common shares issued for cash (exercise of
warrant)                                                                      40,000      20,000

Options granted for services                                                             195,952

NET LOSS                                                                                                              (5,479,884)
                                                   ---------   ---------  ----------  -----------  -----------     -----------------
BALANCE AT DECEMBER 31, 1999                             -          -     10,891,031   27,200,380       93,972       (22,211,220)


See notes to financial statements.                                                                       (Continued)

                                        5

                                                        BIOTIME, INC.
                                                (A Development Stage Company)

                                             STATEMENTS OF SHAREHOLDERS' EQUITY

(Continued)                                        Series A Convertible
                                                     Preferred Shares          Common Shares
                                                   ---------------------   ----------------------                Deficit Accumulated
                                                   Number of                Number                 Contributed          During
                                                    Shares      Amount     of Shares    Amount       Capital       Development Stage
                                                   ---------   ---------   ---------  -----------  -----------     -----------------

Common Shares issued for services                                             17,661      131,525

Exercise of Options                                                           51,000       51,000

Exercise of Warrants (less issuance cost of
$36,176)                                                                     466,912      864,964

Options granted for services                                                              112,138

NET LOSS                                                                                                                (4,925,024)
                                                   ---------   ---------  ----------  -----------  -----------     -----------------
BALANCE AT DECEMBER 31, 2000                             -          -     11,426,604   28,360,007       93,972         (27,136,244)

Common Shares issued for services -
unaudited                                                         16,941     131,175

Common shares issued for cash and exchange
for 5,590 common shares which were
canceled (exercise of options) - unaudited                        57,949      16,500

Exercise of warrants - unaudited                                  77,818     182,872

Common shares warrants granted for services
- unaudited                                                                  254,595

Options granted for services - unaudited                                      (1,243)

NET LOSS                                                                                                                (2,071,763)
                                                   ---------   ---------  ----------  -----------  -----------      ---------------
BALANCE AT JUNE 30, 2001                                -      $   -      11,579,312  $28,943,906     $ 93,972      $  (29,208,007)
                                                   =========   =========  ==========  ===========  ===========      ================

See notes to financial statements.                                                                        (Concluded)

                                        6

                                                        BIOTIME, INC.
                                                (A Development Stage Company)

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,                  Period from Inception
                                                         ------------------------------------     (November 30, 1990)
                                                             2001                   2000           to June 30, 2001
                                                             ----                   ----         ---------------------

OPERATING ACTIVITIES:
Net loss                                                $(2,071,763)          $ (2,649,708)          $(29,183,176)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred Revenue                                                  -                      -             (1,000,000)
 Depreciation                                                36,029                 36,783                388,134
Cost of Donation - warrants                                       -                      -                552,000
Cost of Services - options and warrants                     197,178                 67,099              1,238,743
Supply Reserves                                                   -                      -                200,000
 Changes in operating assets and liabilities:

  Research and development supplies on hand                       -                      -               (200,000)
  Prepaid expenses and other current assets                  48,122                 (3,948)               (74,527)
  Deposits and other assets                                       -                      -                 (9,900)
  Accounts payable                                          (29,187)              (287,342)               330,562
  License fee receivables                                         -                      -                      -
  Deferred revenue                                                -                      -              1,000,000
                                                        -----------           ------------           ------------
Net cash used in operating activities                    (1,819,621)            (2,837,116)           (26,758,164)
                                                        -----------           ------------           ------------

INVESTING ACTIVITIES:
Sale of investments                                               -                      -                197,400
Purchase of short-term investments                                -                      -             (9,946,203)
Redemption of short-term investments                              -                      -              9,946,203
Purchase of equipment and furniture                          (5,116)               (28,814)              (567,393)
                                                        -----------           ------------           ------------
Net cash used in investing activities                        (5,116)               (28,814)              (369,993)
                                                        -----------           ------------           ------------

FINANCING ACTIVITIES:
Borrowings on note payable                                  500,000                      -                500,000
Issuance of preferred shares for cash                             -                      -                600,000
Preferred shares placement costs                                  -                      -               (125,700)
Issuance of common shares for cash                                -                      -             23,701,732
Common shares placement costs                                     -                      -             (2,216,497)
Net proceeds from exercise of common share options and
warrants                                                    199,372                      -              5,011,601
Contributed capital - cash                                        -                      -                 77,547
Dividends paid on preferred shares                                -                      -                (24,831)
Repurchase Common Shares                                          -                      -               (202,722)
                                                        -----------           ------------           ------------
Net cash provided by financing activities                   699,372                      -             27,321,130
                                                        -----------           ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (1,125,365)            (2,865,930)               192,973

CASH AND CASH EQUIVALENTS:
At beginning of period                                    1,318,338              5,292,806                     --
                                                        -----------           ------------           ------------
At end of period                                        $   192,973           $  2,426,876           $    192,973
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

                                                                                                       (Continued)

                                        7

                                                   BIOTIME, INC.
                                           (A Development Stage Company)

                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,                  Period from Inception
                                                         ------------------------------------     (November 30, 1990)
                                                             2001                   2000           to June 30, 2001
                                                             ----                   ----         ---------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:

 Receipt of contributed equipment                               -                   -                $     16,425
 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                   -                   -                $    197,400
Granting of options and warrants for services             $ 254,595             $  51,999            $  1,129,735
Issuance of common shares in exchange for services        $ 131,175             $  15,100            $    297,600


See notes to condensed financial statements.                                                     (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL AND DEVELOPMENT STAGE ENTERPRISE

         General - BioTime, Inc. (the Company) was organized on November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

         The balance sheet as of June 30, 2001, the statements of operations for the three months and six months ended June 30, 2001 and 2000 and the period from inception (November 30, 1990) to June 30, 2001, the statement of shareholders' equity for the six month period ended June 30, 2001 and the period from inception (November 30, 1990) to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000 and the period from inception (November 30, 1990) to June 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at June 30, 2001 and for all periods presented have been made. The balance sheet as of December 31, 2000 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

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

         Development Stage Enterprise - Since November 30, 1990 (inception), the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $29,183,176 from inception to June 30, 2001. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including obtaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

         Reclassification - Certain prior year balances have been reclassified to conform to current year presentation.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand- alone or embedded derivatives at June 30, 2001, and had not historically entered into any derivative transactions to hedge currency or other exposures.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

         Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of March 31, 2001. Adoption of the remaining provisions of SFAS No. 140, which were effective for transactions entered into after March 31, 2001, did not have any impact on the Company's financial position or results of operations.

3.       LICENSE AGREEMENT

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

         The Company recognizes such revenues in the quarter in which a sales report is received from Abbott, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended June 30, 2001 consist of royalties on sales made by Abbott during the three months ended March 31, 2001. Royalties on sales made during the second quarter of 2001 will not be recognized by the Company until the third quarter.

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

         Horus

         On February 13, 2001, BioTime, Inc. and Horus B.V. ("Horus"), a subsidiary of Akzo Nobel, N.V. ("Akzo") entered into an Exclusive License Agreement under which BioTime granted to Horus an exclusive license to manufacture and sell Hextend in all parts of the world except the United States, Canada and Japan. The agreement with Horus was terminated by BioTime during August 2001 after Horus informed BioTime that Horus would not complete necessary manufacturing and supply arrangements, and failed to pay BioTime the initial license fee required to fully implement the agreement.

4.       LINE OF CREDIT

         During March 2001, BioTime entered into a Revolving Line of Credit Agreement (the "Credit Agreement") with Alfred D. Kingsley, an investor and consultant to the Company, under which BioTime could borrow up to $1,000,000 for working capital purposes at an interest rate of 10% per annum. As of June 30, 2001, $500,000 had been drawn down on the line of credit, and the balance was drawn down subsequent to that date. The line of credit was converted to a debenture during August 2001. See
         Note 7.

         In consideration for making the line of credit available, the Company issued to Mr. Kingsley a fully vested warrant to purchase 50,000 common shares at an exercise price of $8.31. The fair value of this warrant, $254,595, was determined using the Black-Scholes pricing model with the following assumptions: contractual life of five years; risk-free interest rate of 5.50%; volatility of 87.55%; and no dividends during the expected term. This amount is being amortized to interest expense and will be fully amortized in connection with the conversion of the line of credit to a debenture in August 2001.

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

         Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of June 30, 2001, 460,500 shares were available for future grants under the Option Plan; and options to purchase 441,461 shares had been granted and were outstanding at exercise prices ranging from $1.13 to $18.25. Of the options granted to consultants, options to purchase 55,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of the options granted to consultants ($323,163 at June 30, 2001), over the period estimated to achieve such milestones (one to two years), subject to remeasurement at the end of each reporting period. Compensation expense was recognized on these options during the three months ended June 30, 2001 of approximately $8,000 and was recorded as research and development expense.

         During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp. The agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that was paid quarterly. On August 11, 2000, the Board of Directors approved the renewal of this agreement for a period of twelve months ending March 31, 2001, but instead of cash compensation Greenbelt Corp. received 30,000 common shares in four quarterly installments of 7,500 shares each. The value of the quarterly installments was recognized in the quarter they are earned. Under the agreement, upon the request of Greenbelt Corp., the Company will file a registration statement to register the shares for public sale.

6.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted loss per share for the three and six months ended June 30, 2001 exclude an aggregate of 507,193 common equivalent shares related to options and warrants, as their effect was antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

7.       SUBSEQUENT EVENTS

         During August 2001, the Company received loans, and commitments to loan, $3,350,000 through the sale of debentures to a group of private investors, including Alfred D. Kingsley who purchased $1,500,000 of debentures, and Milton Dresner, a director of the Company. Mr. Kingsley's investment included the conversion of the outstanding principal balance of the line of credit, which was $1,000,000 at the date of the sale of the debentures. The Company plans to seek up to an additional $1,650,000 of debt financing through the sale of additional debentures, but there is no assurance that the Company will be successful in raising that additional capital.

         Interest on the debentures is payable at an annual rate of 10% and is payable semiannually. The principal amount of the debentures will be due and payable on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures BioTime has agreed that commencing October 1, 2001 it will restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenues (excluding interest and dividends) it collects for the quarter. That restriction will expire when BioTime obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. For this purpose, cash revenues will include royalties, license fees, and other proceeds from the sale or licensing of its products and technology, but will not include interest, dividends, or any monies borrowed or the proceeds from the issue or sale of any debt or equity securities. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off the debenture indebtedness in full.

         Investors who purchased the debentures also received warrants to purchase a total of 515,383 common shares at an exercise price of $6.50 per share. The warrants will expire if not exercised by August 1, 2004. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company's common shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen (15) consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act of 1933, as amended (the "Securities Act").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company's operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott Laboratories for the right to manufacture and market Hextend(R) in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company's inception in November 1990 it has incurred $29,183,176 of losses. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

         Most of the Company's research and development efforts have been devoted to the Company's first three blood volume replacement products:
Hextend,(R) PentaLyte,(R) and HetaCool.(TM) By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs. By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ transplant surgery, BioTime may also create new market segments for its product line.

         The Company's first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing approval is pending. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products.

         Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase. Revenues for the three months ended June 30, 2001 were $29,958 and consist of royalties on sales of $550,639 made by Abbott during the period beginning January 1, 2001 and ending March 31, 2001. Sales of Hextend during the first quarter of 2001 were impacted by the purchasing practices of certain wholesale distributors who increased their purchases of inventory during the last month of the fourth quarter of 2000, with a corresponding reduction in purchases during the first quarter of the new year.

         Sales of Hextend during the second quarter ended June 30, 2001 increased to $669,409. Sales of Hextend for the first six months of 2001 were $1,220,102, up from $516,839 during the same period last year, representing a 136% increase. Royalty revenues of $36,416 received from second quarter sales will be recognized by the Company during third quarter ending September 30, 2001. The Company expects Hextend sales growth to accelerate now that Abbott has augmented its dedicated Hextend sales force and as surgeons and anesthesiologists become more familiar with the benefits that can be attained for their patients by using Hextend.

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

         As part of the marketing program, Abbott and the Company have financed a number of studies showing the advantages of receiving Hextend and other BioTime products during surgery. As these studies are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The Company is also aware of independent studies using Hextend that are being conducted by physicians and hospitals, who may publish their findings in medical journals. The outcome of medical studies and timing of the publication of the results could have an effect on Hextend sales.

         The results of recent studies describing the importance of Hextend in the treatment of hypovolemia (low blood volume) in surgery, trauma and shock were presented at the Society for Critical Care Medicine, held in San Francisco during February 2001, and the 21st International Symposium on Intensive Care and Emergency Medicine held during March 2001, in Brussels, Belgium. Compelling evidence describing the advantages of using Hextend to maintain kidney function during cardiovascular surgery was presented at the Society of Cardiovascular Anesthesiologists held in Vancouver early in May 2001. Abbott sales people attended, and there was an exhibit promoting Hextend.

         Other important findings have been accepted for presentation at upcoming meetings such as the American Society of Anesthesiologists in New Orleans in October 2001. These findings demonstrate certain advantages of Hextend in maintaining kidney function without the need for dialysis, reducing incidents of deep venous thrombosis, nausea, pain, and maintaining blood clotting function in surgical patients. Articles discussing laboratory studies using Hextend and PentaLyte have appeared in the February 2001 edition of Anesthesia & Analgesia. Another article featuring the results of the Company's clinical study of elderly surgical patients, which compared lactated Ringer's solution and Hextend to saline and hetastarch in saline in the treatment of hypovolemia, has been accepted for publication by a peer reviewed journal. In this study, patients treated with Hextend had significantly better maintenance of acid-base balance and blood biochemistry, as well as better overall outcomes.

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

         Abbott has concentrated on establishing Hextend as the standard plasma volume expander at prominent teaching hospitals and leading medical centers, such as Duke University Medical Center in Durham, North Carolina and Columbia-Presbyterian Medical Center in New York, New York, which have switched to Hextend from 6% hetastarch in saline. BioTime feels that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.

         The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery.

         The Company is also continuing to develop solutions for low temperature surgery. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the registered trade mark "HetaCool(TM)" after FDA approval is obtained.

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

         BioTime scientists believe that the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as an organ preservation solution or to temporarily replace substantially all of the patient's circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. BioTime presented some of its laboratory studies on HetaCool at Combat Fluid Resuscitation 2001, held in Bethesda, MD during June 2001. The conference was sponsored by the Office of Naval Research, the U.S. Army Medical Research and Materiel Command, and the Department of Surgery and the Department of Military and Emergency Medicine of the Uniformed Services University of the Health Sciences. Two other groups reported on their laboratory studies that suggested potential advantages of using Hextend in military trauma cases.

         Abbott has an option to obtain a license to market PentaLyte and HetaCool in the United States and Canada, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products. BioTime and certain pharmaceutical companies are discussing potential manufacturing, distributing and marketing agreements for BioTime products in the rest of the world.

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

         In addition to developing clinical trial programs, the Company plans to continue to provide funding for its laboratory testing programs at selected universities, medical schools and hospitals for the purpose of developing additional uses of Hextend, PentaLyte, HetaCool, and other new products, but the amount of research that will be conducted at those institutions will depend upon the Company's financial status. Because the Company's research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses from operations from time to time during the near future.

Hextend(R) and PentaLyte(R) are registered trademarks, and HetaCool(TM) is a trademark, of BioTime.

Results of Operations

Revenues

         From inception (November 30, 1990) through June 30, 2001, the Company recognized $2,500,000 of license fee revenues. All license fees based upon milestones under the Abbott License Agreement were earned prior to the quarter ended June 30, 2000. See Note 3 to the accompanying financial statements.

         From inception (November 30, 1990) through June 30, 2001, the Company has recognized $122,841 in royalty revenue based on product sales. For the three months ended June 30, 2001, the Company recognized $29,958 in royalty revenue, whereas the Company recognized $7,387 for the three months ended June 30, 2000. This increase is attributable to an increase in product sales. For the six months ended June 30, 2001, the Company recognized $62,653 in royalty revenue, as compared to the $13,119 it recognized for royalty revenue for the six months ended June 30, 2000; again, the increase is attributable to an increase in product sales. See Note 3 to the accompanying financial statements.

Operating Expenses

         From inception (November 30, 1990) through June 30, 2001, the Company incurred $21,041,136 of research and development expenses, including salaries, supplies, and other related expense items. Research and development expenses were $541,894 for the three months ended June 30, 2001, compared to $930,147 for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses were $1,095,786, compared to $1,840,077 for the six months ended June 30, 2000. These differences are attributable to a significant decrease in spending with respect to clinical trials and preclinical research. Research and development expenses include laboratory study expenses, clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe.

         From inception (November 30, 1990) through June 30, 2001, the Company incurred $12,516,872 in general and administrative expenses. General and administrative expenses were $613,490 for the three months ended June 30, 2001compared to $448,713 for the three months ended June 30, 2000. General and administrative expenses increased to $1,050,487 for the six months ended June 30, 2001 from $924,181 for the six months ended June 30, 2000. These increases are attributable to a rise in personnel costs. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

Interest and Other Income

         From inception (November 30, 1990) through June 30, 2001, the Company generated $1,751,991 of interest and other income. For the three months ended June 30, 2001, the Company generated $5,402 of interest and other income, compared to $41,712 for the three months ended June 30, 2000. The Company generated $11,857 of interest and other income for the six months ended June 30, 2001, compared to $101,431 generated for the six months ended June 30, 2000. These decreases are attributable to much lower average cash balances during the first two quarters of 2001.

Liquidity and Capital Resources

         Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings on a
$1,000,000 line of credit provided by Alfred D. Kingsley, an investor and consultant to the Company. During August 2001, the Company received loans, and commitments to loan, $3,350,000 through the sale of debentures to a group of private investors, including Mr. Kingsley who purchased $1,500,000 of debentures, and Milton Dresner, a director of the Company. Mr. Kingsley's investment included the conversion of the outstanding principal balance of the line of credit, which was $1,000,000 at the date of the sale of the debentures. The Company plans to seek up to an additional $1,650,000 of debt financing through the sale of additional debentures, but there is no assurance that the Company will be successful in raising that additional capital.

         Interest on the debentures is payable at an annual rate of 10% and is payable semiannually. The principal amount of the debentures will be due and payable on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures BioTime has agreed that commencing October 1, 2001 it will restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenues (excluding interest and dividends) it collects for the quarter. That restriction will expire when BioTime obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. For this purpose, cash revenues will include royalties, license fees, and other proceeds from the sale or licensing of its products and technology, but will not include interest, dividends, or any monies borrowed or the proceeds from the issue or sale of any debt or equity securities. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off the debenture indebtedness in full.

         Investors who purchased the debentures also received warrants to purchase a total of 515,383 common shares at an exercise price of $6.50 per share. The warrants will expire if not exercised by August 1, 2004. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company's common shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen (15) consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act of 1933, as amended (the "Securities Act").

         The Company has engaged Shoreline Pacific, LLC to provide investment banking services. BioTime needs additional equity capital and fees from licensing its products to pharmaceutical companies to continue its current operations, to begin clinical trials of PentaLyte, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company's products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

         Most of the Company's employees have agreed to participate in a compensation reduction program designed to permit the Company to conserve cash without implementing an immediate workforce reduction while it seeks new capital. This program, which began during August 2001, includes the deferral of one month of salary for most participants, and a salary reduction for ensuing months. The salary reductions will range from 56% to 78% for participating executive officers, and 14% to 38% for other participating employees. The duration of the program depends upon a number of factors such as the amount of time it takes to raise additional capital, the amount of capital raised, and the willingness of employees to continue to work for the Company at the reduced compensation rates. The Company is also negotiating with its consultants to restructure their compensation arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of June 30, 2001, December 31, 2000, or June 30, 2000.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

          Directors of the Company who are not employees receive an annual fee of $20,000, which may be paid in cash or in common shares, at the election of the director. During the three months ended June 30, 2001, the Company issued 649 common shares to Milton D. Dresner in lieu of a cash fee for serving as a director. The shares were issued without registration under the Securities Act pursuant to the exemption provided in Section 4(2).

         During August 2001, the Company issued warrants to purchase 515,383 common shares at an exercise price of $6.50 to purchasers of the Company's Series 2001-A 10% Debentures due August 1, 2004. The warrants will expire if not exercised by August 1, 2004. The Company has the right to call the warrants for redemption if the closing price of the common shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen (15) consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act. The warrants were issued without registration under the Securities Act pursuant to the exemption provided in Section 4(2).

Item 5.  Other Information.

         On August 10, 2001, the Company appointed Steven Seinberg as Chief Financial Officer. Mr. Seinberg replaces Victoria Bellport who left the Company for personal reasons. Mr. Seinberg served for over five years as BioTime's Director of Financial and Legal Research, a position that involved, among other duties, contract documentation and management of the Company's intellectual property portfolio. Mr. Seinberg received a B.S. in Finance from San Jose State University in 1989, and a J.D. from Hastings College of the Law in 1994.

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

10.26 Revolving Line of Credit Agreement between BioTime, Inc. and Alfred D. Kingsley++++

10.27     Warrant Agreement between BioTime, Inc. and Alfred D. Kingsley++++

10.28     Form of Series 2001-A 10% Debenture due August 1, 2004**

10.29 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures**

23.1      Consent of Deloitte & Touche LLP++++


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

++ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

++++ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

** Filed herewith.


(b) Reports on Form 8-K

The Company filed a report on Form 8-K on July 26, 2001 reporting an event under item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          BIOTIME, INC.

                                          /s/ Paul Segall
Date: August 14, 2001                     ----------------------------
                                              Paul Segall
                                              Chief Executive Officer


                                          /s/ Steven Seinberg
Date: August 14, 2001                     ----------------------------
                                              Steven Seinberg
                                              Chief Financial Officer

Exhibit
Numbers           Description
-------           -----------

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

10.26 Revolving Line of Credit Agreement between BioTime, Inc. and Alfred D. Kingsley++++

10.27     Warrant Agreement between BioTime, Inc. and Alfred D. Kingsley++++

10.28     Form of Series 2001-A 10% Debenture due August 1, 2004**

10.29 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures**

23.1      Consent of Deloitte & Touche LLP++++


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

++ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

++++ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

**Filed herewith