Form 10-Q
period 2001-09-30
BIOTIME INC
filed 2001-11-14
CIK 876343

DRAFT                                FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  -----------------------

Commission file number 1-12830

                                  BioTime, Inc.
             (Exact name of registrant as specified in its charter)

                    California                            94-3127919
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,596,229 common shares, no par value, as of November 8, 2001.

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

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,      December 31,
      ASSETS                                                                 2001              2000
                                                                        -------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                               $  1,937,086       $  1,318,338
Prepaid expenses and other current assets                                    251,794            122,648
                                                                        ------------       ------------
Total current assets                                                       2,188,880          1,440,986

EQUIPMENT, Net of accumulated depreciation of $396,517and $332,777           184,957            226,598
DEPOSITS AND OTHER ASSETS                                                      9,900              9,900
                                                                        ------------       ------------
TOTAL ASSETS                                                            $  2,383,737       $  1,677,484
                                                                        ============       ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                $    102,232       $    359,749
Debentures                                                                 3,350,000                  0
                                                                        ------------       ------------
Total current liabilities                                                  3,452,232            359,749

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding

Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 10,891,031and 11,426,604                                 28,948,906         28,360,007

Contributed Capital                                                           93,973             93,972

Deficit accumulated during development stage                             (30,111,374)       (27,136,244)
                                                                        ------------       ------------
Total shareholders' equity                                                (1,068,495)         1,317,735
                                                                        ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  2,383,737       $  1,677,484
                                                                        ============       ============
See notes to financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended                      Nine Months Ended              Period from Inception
                                                                                                              (November 30, 1990) to
                              September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000    September 30, 2001
                              ------------------  ------------------  ------------------  ------------------  ----------------------
REVENUE:

License fee                       $         --       $         --        $         --        $         --          $  2,500,000

Royalty                                 36,416                 --              99,069                  --               159,257
                                  ------------       ------------        ------------        ------------          ------------
Total revenue                     $     36,416       $         --        $     99,069        $         --          $  2,659,257
                                  ------------       ------------        ------------        ------------          ------------


EXPENSES:

Research and development              (236,481)          (847,035)         (1,381,086)         (2,687,112)          (21,277,617)

General and administrative            (734,024)          (438,654)         (1,779,601)         (1,362,835)          (13,250,896)
                                  ------------       ------------        ------------        ------------          ------------
Total expenses                        (970,505)        (1,285,689)         (3,160,687)         (4,049,947)          (34,528,513)
                                  ------------       ------------        ------------        ------------          ------------

INTEREST AND OTHER INCOME:              30,722             60,734              24,816             175,284             1,782,713
                                  ------------       ------------        ------------        ------------          ------------

NET LOSS                          $   (903,367)      $ (1,224,955)       $ (3,036,802)       $ (3,874,663)         $(30,111,374)
                                  ============       ============        ============        ============          ============


BASIC AND DILUTED LOSS
PER SHARE                         $      (0.08)      $      (0.11)       $      (0.18)       $      (0.36)
                                  ============       ============        ============        ============


COMMON AND EQUIVALENT
SHARES USED IN
COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                   11,566,698         10,914,073          17,308,632          10,899,426
                                  ============       ============        ============        ============

See notes to financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Series A Convertible
                                                 Preferred Shares            Common Shares                             Deficit
                                              ----------------------    -----------------------                      Accumulated
                                               Number                   Number                    Contributed          During
                                               of Shares    Amount      of Shares     Amount        Capital       Development Stage
                                              ----------  ----------    ---------- ------------   ------------    -----------------
BALANCE, November 30, 1990
 (date of inception)                                  --         --             --           --             --                   --

NOVEMBER 1990:
 Common shares issued for cash                                          1,312,758  $       263

DECEMBER 1990:
 Common shares issued for
 stock of a separate entity at fair value                               1,050,210      137,400

 Contributed equipment at appraised
 value                                                                                              $   16,425

 Contributed cash                                                                                       77,547

MAY 1991:
 Common shares issued for cash
 less offering costs                                                      101,175       54,463

 Common shares issued for stock
 of a separate entity at fair value                                       100,020       60,000

JULY 1991:
 Common shares issued for
 services performed                                                        30,000       18,000

AUGUST-DECEMBER 1991:
 Preferred shares issued for
 cash less offering costs of $125,700           360,000   $474,300

MARCH 1992:
 Common shares issued for
 cash less offering costs of $1,015,873                                 2,173,500    4,780,127

 Preferred shares converted
 into common shares                            (360,000)  (474,300)       360,000      474,300

 Dividends declared and paid
 on preferred shares                                                                                                    $   (24,831)

MARCH 1994:
 Common shares issued for cash less
 offering  costs of $865,826                                            2,805,600    3,927,074

JANUARY-JUNE 1995:
Common shares repurchased
 with cash                                                               (253,800)    (190,029)

JULY 1995-JUNE 1996:
Common shares issued for cash                                             608,697    1,229,670

Common shares repurchased with cash                                       (18,600)     (12,693)

Common shares warrants and options
granted for services                                                                   356,000

NET LOSS                                                                                                                 (8,064,471)
                                            -----------  ---------      ---------   ----------    -----------           -----------
BALANCE AT JUNE 30, 1996                             --  $      --      8,269,560  $10,834,575         $93,972          $(8,089,302)

See notes to financial statements.                                   (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Series A Convertible
(Continued)                               Preferred Shares           Common Shares                          Deficit
                                       ---------------------   --------------------------                 Accumulated
                                       Number of                 Number of                 Contributed       During
                                         Shares     Amount         Shares        Amount      Capital    Development Stage
                                       ---------- ----------   -------------  -----------  -----------  -----------------
JULY 1996 - JUNE 1997:

 Common shares issued for cash less
 offering costs of $170,597                                        849,327     5,491,583

 Common shares issued for cash
 (exercise of options and warrants)                                490,689     1,194,488

 Common shares warrants and options
 granted for service                                                             105,000

JULY 1997 - JUNE 1998:

Common shares issued for cash
(exercise of options)                                              337,500       887,690

Common shares warrants and options
granted for service                                                               38,050

Common shares issued for services                                      500         6,250

JULY 1998 - DECEMBER 1998:

Common shares issued for cash
(exercise of options and warrants)                                  84,000       395,730

Common shares options granted for services                                        50,000

Common shares issued for
 services                                                            1,500        18,750

NET LOSS                                                                                                   (8,642,034)
                                       ---------- ----------    ----------    -----------  ----------  --------------
BALANCE AT DECEMBER 31, 1998                  --         --     10,033,076     19,022,116      93,972     (16,731,336)

Common shares issued for cash (less
offering costs of $128,024)                                        751,654     7,200,602

Common shares issued for cash and
exchange for 2,491 common shares
which were canceled (exercise of
options)                                                            65,509       199,810

Common shares issued for services                                      792         9,900

Common shares warrant donated                                                    552,000

Common shares issued for cash
(exercise of warrant)                                               40,000        20,000

Options granted for services                                                     195,952

NET LOSS                                                                                                   (5,479,884)
                                       ---------- ----------    ----------    ----------   ----------  --------------
BALANCE AT DECEMBER 31, 1999                  --         --     10,891,031    27,200,380       93,972     (22,211,220)


See notes to financial statements.                                   (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Series A Convertible
(Continued)                            Preferred Shares         Common Shares                               Deficit
                                       ----------------------   --------------------------                  Accumulated
                                       Number                   Number of                    Contributed    During
                                       of Shares     Amount     Shares             Amount      Capital      Development Stage
                                       ----------  ----------   ------------      --------   -----------    ------------------
Common Shares issued for services
-unaudited                                                           17,661        131,525

Exercise of Options - unaudited                                      51,000         51,000

Exercise of Warrants (less issuance
cost of $36,176) - unaudited                                        466,912        864,964

Options granted for services -
unaudited                                                                          112,138

NET LOSS - unaudited                                                                                            (4,925,024)
                                       ----------  ----------    ----------    -----------    ----------    --------------
BALANCE AT DECEMBER 31, 2000 -
unaudited                                      --  $       --    11,426,604    $28,360,007      $ 93,972    $  (27,136,244)

Common Shares issued for services -
unaudited                                                            17,803        136,175

Common Shares issued for cash and
exchange for 5,590 common shares
which were canceled (exercise of
options) - unaudited                                                 57,949         16,500

Common Shares issued in exchange for
3,705 shares which were canceled
(exercise of options) - unaudited                                    16,055              0

Exercise of warrants - unaudited                                     77,818        182,872

Common shares warrants granted for
services - unaudited                                                               254,595

Options granted for services -
unaudited                                                                          (1,243)

NET LOSS - unaudited                                                                                            (3,036,802)
                                       ----------  ----------    ----------    -----------    ----------    ---------------
BALANCE AT SEPTEMBER 30, 2001 -
unaudited                                     --   $       --    11,596,229    $28,948,906      $ 93,972    $  (30,173,046)
                                       ==========  ==========    ==========    ===========    ==========    ===============

See notes to financial statements.                                   (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,                Period from Inception
                                                                                                (November 30, 1990)
                                                             2001                2000          to September 30, 2001
                                                         ------------        -------------     ---------------------
OPERATING ACTIVITIES:
Net loss                                                 $(3,036,802)         $(3,874,663)         $(30,148,215)

Adjustments to reconcile net loss to net cash used in operating activities:

Deferred Revenue                                                  --                   --            (1,000,000)

 Depreciation                                                 54,018               56,130               406,123

Cost of Donation - warrants                                       --                   --               552,000

Cost of Services - options and warrants                      202,178              231,864             1,243,743

Supply Reserves                                                   --                   --               200,000

 Changes in operating assets and liabilities:
  Research and development supplies on hand                       --                   --              (200,000)

  Prepaid expenses and other current
   assets                                                     54,123               69,711               (68,526)

  Deposits and other assets                                       --                   --                (9,900)

  Accounts payable                                          (199,328)            (481,597)              160,421

  License fee receivables                                         --                   --                    --

  Deferred revenue                                                --                   --             1,000,000
                                                         -----------          -----------          ------------
Net cash used in operating activities                     (2,925,811)          (3,998,555)          (27,864,354)
                                                         -----------          -----------          ------------

INVESTING ACTIVITIES:

Sale of investments                                               --                   --               197,400

Purchase of short-term investments                                --                   --            (9,946,203)

Redemption of short-term investments                              --                   --             9,946,203

Purchase of equipment and furniture                           (5,116)             (33,402)             (567,393)
                                                         -----------          -----------          ------------

Net cash used in investing activities                         (5,116)             (33,402)             (369,993)
                                                         -----------          -----------          ------------

FINANCING ACTIVITIES:

Loans/Debentures                                           3,350,000                   --             3,350,000

Issuance of preferred shares for cash                             --                   --               600,000

Preferred shares placement costs                                  --                   --              (125,700)

Issuance of common shares for cash                                --                   --            23,701,732

Common shares placement costs                                     --              (36,177)           (2,216,497)
Net proceeds from exercise of common share
options and

warrants                                                     199,372              795,952             5,011,601

Contributed capital - cash                                        --                   --                77,547

Dividends paid on preferred shares                                --                   --               (24,831)

Repurchase Common Shares                                          --                   --              (202,722)
                                                         -----------          -----------          ------------

Net cash provided by financing activities                  3,549,372              759,775            30,171,130
                                                         -----------          -----------          ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             618,445           (3,272,182)            1,936,783

CASH AND CASH EQUIVALENTS:
At beginning of period                                     1,318,338            5,292,806                    --
                                                         -----------          -----------          ------------

At end of period                                         $ 1,936,783          $ 2,020,624          $  1,936,783
                                                         ===========          ===========          ============

                                                                     (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                                                          Period from Inception
                                                                                           (November 30, 1990)
                                                         2001             2000             to September 30, 2001
                                                       ---------       -----------         ---------------------
NONCASH FINANCING AND
INVESTING ACTIVITIES:

 Receipt of contributed equipment                                                               $   16,425

 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                   $  197,400

Granting of options and warrants for services          $254,595         $  82,065               $1,129,735

Issuance of common shares in exchange for services     $131,175         $ 149,799               $  292,600

Granting of warrant for donation                                                                $  552,000


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

     The balance sheet as of September 30, 2001, the statements of operations for the three months and nine months ended September 30, 2001 and 2000 and the period from inception (November 30, 1990) to September 30, 2001, the statement of shareholders' equity for the nine month period ended September 30, 2001, and the statements of cash flows for the nine months ended September 30, 2001 and 2000 and the period from inception (November 30, 1990) to September 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at September 30, 2001 and for all periods presented have been made. The balance sheet as of December 31, 2000 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

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

     Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $30,086,544 from inception to September 30, 2001. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at June 30, 2001, and had not historically entered into any derivative transactions to hedge currency or other exposures.

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

     The Company recognizes such revenues in the quarter in which a sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended September 30, 2001 include royalties on sales made by Abbott during the three months ended June 30, 2001. Royalties on sales made during the third quarter of 2001 will not be recognized by the Company until the fourth quarter.

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

4. DEBENTURES

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

     Interest on the debentures is payable at an annual rate of 10% and is payable semiannually. The principal amount of the debentures will be due and payable on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures BioTime has agreed that commencing October 1, 2001 it will restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenues (excluding interest and dividends) it collects for the quarter. That restriction will expire when BioTime obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. For this purpose, cash revenues will include royalties, license fees, and other proceeds from the sale or licensing of its products and technology, but will not include interest, dividends, and any monies borrowed or the proceeds from the issue or sale of any debt or equity securities. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off the debenture indebtedness in full.

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

     Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of September 30, 2001, 445,500 shares were available for future grants under the Option Plan; and options to purchase 421,701 had been granted and were outstanding at exercise prices ranging from $1.00 to $18.25. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($354,791 at September 30, 2000), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). Compensation expense recognized on these options during the nine months ended September 30, 2000 was approximately $30,066 and was recorded as research and development expense.

     During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp. The agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that was paid quarterly. On August 11, 2000, the Board of Directors approved the renewal of this agreement for a period of twelve months ending March 31, 2001, but instead of cash compensation Greenbelt Corp. received 30,000 common shares in four quarterly installments of 7,500 shares each. The value of the quarterly installments was recognized in the quarter they were earned. Under the agreement, upon the request of Greenbelt Corp., the Company will file a registration statement to register the shares for public sale.

6. NET INCOME PER SHARE

     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted earnings (loss) per share for the three months ended September 30, 2001 and the nine months ended September 30, 2001 exclude any effect from such securities as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company's operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott Laboratories for the right to manufacture and market Hextend(R) in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company's inception in November 1990 it has incurred $ 30,111,374 of losses. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

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

     Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase. Revenues for the three months ended September 30, 2001 were $36,416 and consist of royalties on sales of $669,409 made by Abbott during the period beginning April 1, 2001 and ending June 30, 2001. This represents an increase of approximately 21.6% over sales for the first quarter of this year. Sales of Hextend for the first six months of 2001 were $1,220,102, up from $516,839 during the same period last year, representing a 136% increase.

     Royalty revenues of $52,848 received from third quarter sales of $971,472 will be recognized by the Company during fourth quarter ending December 31, 2001. Sales of Hextend for the first nine months of 2001 were $2,191,544, up from $868,914 during the same period last year, representing a 152% increase.

     Third quarter sales results for 2001 reflect a 45% increase in sales over the second quarter, which is more than twice the 21.6% rate of increase from the first to the second quarter of this year. The

Company sees these increase in sales for the third quarter as significant because it came during the summer quarter, a period during which sales declined slightly during the previous year, presumably due to a decline in elective surgeries while patients and physicians were on vacation. The increase also comes despite a decline in sales following the events of September 11, 2001 which disrupted commerce and travel and caused the postponement of elective surgeries, especially in the New York metropolitan area. The Company expects Hextend sales growth to accelerate now that clinical trial results and an aggressive marketing effort have allowed physicians to become more familiar with the benefits that can be obtained for their patients by using Hextend.

     Abbott's marketing strategy is designed to reach its target customer base through sales calls and an advertising campaign focused on the use of a plasma-like substance to replace lost blood volume and the ability of Hextend to support vital physiological processes.

     As part of the marketing program, a number of studies have been conducting that show the advantages of receiving Hextend and other BioTime products during surgery. The results of a clinical trial by NJ Wilkes et al performed in England and entitled "The effects of balanced versus saline-based hetastarch and crystolloid solutions on acid-base and electrolyte status and gastric mucosal perfusion in elderly surgical patients" has been published in the October 2001 edition of Anesthesia and Analgesia, and underscores a number of Hextend benefits including maintenance of normal acid-base balance, blood calcium and chloride levels and perfusion of portions of the gastro-intestinal tract. As future studies such as these are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The Company is also aware of independent studies using Hextend that are being conducted by physicians and hospitals who may publish their findings in medical journals or report their findings at medical conferences. The outcome of future medical studies and timing of the publication or presentation of the results could have an effect on Hextend sales.

     Hextend has been approved for use and added to hospital formularies in hundreds of hospitals. Inclusion on hospital formularies is important because it enables physicians to obtain Hextend without the need to special order it. Obtaining formulary approval can be a lengthy process and may require diligent efforts. Hextend has already become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. BioTime feels that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.

     Hextend is being is being evaluated by a number of military physicians as a plasma volume expander in the treatment of hypovolemia in combat casualties. This was the topic of a number of formal presentations and discussions at Combat Fluid Resuscitation 2001, a meeting held at the Uniformed Services University of the Health Sciences in Bethesda, Maryland in June, 2001, under their auspices and that of the Office of Naval Research and the US Army Medical Research and Materiel Command. Additionally, a meeting was held at Hahnemann University Medical College of Pennsylvania in Philadelphia on October 8, 2001 at which military and civilian medical and scientific personnel discussed making recommendations to the United States military on the use of intravenous fluids and medical devices to treat combat casualties. Hextend was among the fluids considered during this meeting.

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

     BioTime has recently launched a research program using HetaCool in animal models of trauma at the State University of New York Health Science Center in Brooklyn. Preliminary laboratory results there have already supported the feasibility of using HetaCool to treat subjects following severe hemorrhage. The use of HetaCool at near-freezing temperatures also will be studied in animal models of cardiovascular surgery at the Texas Heart Institute in Houston. The project has been approved by the appropriate internal committees, and is awaiting the beginning of experimentation.

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

     In order to commence clinical trials for regulatory approval of new products or new therapeutic uses of products, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand a previous filing. Filings with foreign regulatory agencies will be required to commence clinical trials overseas. The Company's application to market Hextend in Canada has been found acceptable for review as a New Drug Submission by the Canadian Health Protection Branch (HPB), and the Company is currently awaiting completion of HPB's review of that application. During the third quarter of 2000, the Company filed its first application for approval in a European Union member nation, Sweden. Regulatory approvals for other countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations. BioTime is continuing to work with the appropriate officials to achieve regulatory approval in Canada and Sweden.

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

Results of Operations

Revenues

     From inception (November 30, 1990) through September 30, 2001, the Company recognized $2,500,000 of license fee revenues. All license fees based upon milestones under the Abbott License

Agreement were earned prior to the quarter ended September 30, 2000. See Note 3 to the accompanying financial statements.

     From inception (November 30, 1990) through September 30, 2001, the Company has recognized $159,257 in royalty revenue based on product sales. For the three months ended September 30, 2001, the Company recognized $36,416 in royalty revenue, whereas the Company recognized $19,592 for the three months ended September 30, 2000. This increase 86% increase in royalties is attributable to an increase in product sales. For the nine months ended September 30, 2001, the Company recognized $99,069 in royalty revenue, as compared to the $32,711 during the nine months ended September 30, 2000; again, this 203% increase in royalties is attributable to an increase in product sales. See Note 3 to the accompanying financial statements.

Operating Expenses

     From inception (November 30, 1990) through September 30, 2001, the Company incurred $21,277,617 of research and development expenses, including salaries, supplies, and other related expense items. Research and development expenses were $236,481 for the three months ended September 30, 2001, compared to $816,969 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses were $1,332,267 compared to $2,687,112 for the nine months ended September 30, 2000. These differences are attributable to a significant decrease in spending with respect to clinical trials and preclinical research. Research and development expenses include laboratory study expenses, clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe, although the commencement of new clinical trials depends upon the availability of capital.

     From inception (November 30, 1990) through September 30, 2001, the Company incurred $13,250,896 in general and administrative expenses. General and administrative expenses were $734,024 for the three months ended September 30, 2001 compared to $363,330 for the three months ended September 30, 2000. General and administrative expenses increased to $1,782,396 for the nine months ended September 30, 2001 from $1,362,835 for the nine months ended September 30, 2000. These increases are attributable to a rise in personnel costs. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

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

Interest and Other Income

     From inception (November 30, 1990) through September 30, 2001, the Company generated $1,782,713 of interest and other income. For the three months ended September 30, 2001, the Company generated $30,722 of interest and other income, compared to $60,734 for the three months ended

September 30, 2000. The Company generated $40,464 of interest and other income for the nine months ended September 30, 2001, compared to $175,284 generated for the nine months ended September 30, 2000. These decreases are attributable to much lower average cash balances and lower interest rates during the first three quarters of 2001.

Liquidity and Capital Resources

     Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings. During August 2001, the Company received loans of $3,350,000 through the sale of debentures to a group of private investors, including Alfred D. Kingsley, an investor and consultant to the Company, who purchased $1,500,000 of debentures, and Milton Dresner, a director of the Company. Mr. Kingsley's investment included the conversion of the $1,000,000 principal balance of a line of credit that he had previously provided.

     Interest on the debentures is payable at an annual rate of 10% and is payable semiannually. The principal amount of the debentures will be due and payable on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures BioTime has agreed that commencing October 1, 2001 it will restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenues (excluding interest and dividends) it collects for the quarter. That restriction will expire when BioTime obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. For this purpose, cash revenues will include royalties, license fees, and other proceeds from the sale or licensing of its products and technology, but will not include interest, dividends, and any monies borrowed or the proceeds from the issue or sale of any debt or equity securities. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off the debenture indebtedness in full.

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

     The Company has engaged Shoreline Pacific, LLC to provide investment banking services. It is also in discussion with other investment bankers on a non-exclusive basis. BioTime needs additional equity capital and fees from licensing its products to pharmaceutical companies to continue its current operations, to begin clinical trials of PentaLyte, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company's products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     Directors of the Company who are not employees receive an annual fee of $20,000, which may be paid in cash or in common shares, at the election of the director. During the three months ended September 30, 2001, the Company issued 862 common shares to Milton D. Dresner in lieu of a cash fee for serving as a director. The shares were issued without registration under the Securities Act pursuant to the exemption provided in Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of shareholders on July 30, 2001. At the meeting, the shareholders elected directors and voted to ratify the appointment of the Company's independent auditors.

     The following table presents the results of the vote for the election of directors.

Director                            Votes For                Votes Withheld

Ronald S. Barkin                   10,936,167                    90,960
Victoria Bellport*                 10,936,167                    90,960
Milton H. Dresner                  10,936,167                    90,960
Katherine Gordon                   10,936,167                    90,960
Jeffrey B. Nickel                  10,936,167                    90,960
Judith Segall                      10,936,167                    90,960
Paul Segall                        10,936,167                    90,960
Hal Sternberg                      10,936,167                    90,960
Harold Waitz                       10,936,167                    90,960

*Victoria Bellport has since resigned from board of directors.

There were 10,964,601 votes for the ratification of the appointment of the Company's independent auditors, 42,694 votes against, and 19,832 abstentions and broker non-votes.

Item 6.  Exhibits and Reports of Form 8-K

(a) Exhibits.

Exhibit
Numbers                                                          Description
----------------------------------------------------------------------------

3.1       Articles of Incorporation, as Amended.@

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

10.17     Addenda to Lease Agreement between the Company and Donn Logan.%

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

10.26 Revolving Line of Credit Agreement between BioTime, Inc. and Alfred D. Kingsley%%

10.27     Warrant Agreement between BioTime, Inc. and Alfred D. Kingsley%%

10.28     Form of Series 2001-A 10% Debenture due August 1, 2004@@

10.29 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures@@

23.1      Consent of Deloitte & Touche LLP%%

@Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1998.

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

% Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

%% Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

@@ Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          BIOTIME, INC.

                                                 /s/ Paul Segall
Date: November ___, 2001                       ---------------------------------
                                                 Paul Segall
                                                 Chief Executive Officer


                                                 /s/ Steven Seinberg
Date: November ___, 2001                       ---------------------------------
                                                 Steven Seinberg
                                                 Chief Financial Officer

Exhibit
Numbers                                                          Description
----------------------------------------------------------------------------

3.1       Articles of Incorporation, as Amended.@

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

10.17     Addenda to Lease Agreement between the Company and Donn Logan.%

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

10.26 Revolving Line of Credit Agreement between BioTime, Inc. and Alfred D. Kingsley%%

10.27     Warrant Agreement between BioTime, Inc. and Alfred D. Kingsley%%

10.28     Form of Series 2001-A 10% Debenture due August 1, 2004@@

10.29 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures@@

23.1      Consent of Deloitte & Touche LLP%%

@ Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1998.

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

% Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

%% Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

@@ Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.