Form 10-Q/A
period 2001-09-30
BIOTIME INC
filed 2001-11-16
CIK 876343

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

Item 1. Financial Statements

                                  BIOTIME, INC,
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,      December 31,
      ASSETS                                                                 2001              2000
                                                                        -------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                               $  1,937,086       $  1,318,338
Prepaid expenses and other current assets                                    127,635            122,648
                                                                        ------------       ------------
Total current assets                                                       2,064,721          1,440,986

EQUIPMENT, Net of accumulated depreciation of $396,517 and $332,777          184,956            226,598
DEPOSITS AND OTHER ASSETS                                                      9,900              9,900
                                                                        ------------       ------------
TOTAL ASSETS                                                            $  2,259,577       $  1,677,484
                                                                        ============       ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                $    102,244       $    359,749
                                                                        ------------       ------------

DEBENTURES (net of deferred financing costs of $1,703,418)                 1,646,582                  0

COMMITMENTS
SHAREHOLDERS' EQUITY:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding

Common Shares, no par value, authorized 40,000,000 shares; issued
 and outstanding 11,596,229 and 11,426,604                                30,486,059         28,360,007

Contributed Capital                                                           93,972             93,972

Deficit accumulated during development stage                             (30,069,280)       (27,136,244)
                                                                        ------------       ------------
Total shareholders' equity                                                   510,751          1,317,735
                                                                        ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  2,259,577       $  1,677,484
                                                                        ============       ============
See notes to financial statements.

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended                      Nine Months Ended              Period from Inception
                                                                                                              (November 30, 1990) to
                              September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000    September 30, 2001
                              ------------------  ------------------  ------------------  ------------------  ----------------------
REVENUE:

License fee                       $         --       $         --        $         --        $         --          $  2,500,000

Royalty                                 36,416             19,592              99,069              32,711               151,561
                                  ------------       ------------        ------------        ------------          ------------
Total revenue                     $     36,416       $     19,592        $     99,069        $     32,711          $  2,651,561
                                  ------------       ------------        ------------        ------------          ------------


EXPENSES:

Research and development              (177,525)          (847,035)         (1,273,311)         (2,687,112)          (21,218,661)

General and administrative            (734,024)          (438,654)         (1,784,511)         (1,362,835)          (13,250,896)
                                  ------------       ------------        ------------        ------------          ------------
Total expenses                        (911,549)        (1,285,689)         (3,057,822)         (4,049,947)          (34,469,557)
                                  ------------       ------------        ------------        ------------          ------------

INTEREST AND OTHER INCOME, NET          13,860             41,142              25,717             142,573             1,773,547
                                  ------------       ------------        ------------        ------------          ------------

NET LOSS                          $   (861,273)      $ (1,224,955)       $ (2,933,036)       $ (3,874,663)         $(30,044,449)
                                  ============       ============        ============        ============          ============


BASIC AND DILUTED LOSS
PER SHARE                         $      (0.07)      $      (0.11)       $      (0.26)       $      (0.36)
                                  ============       ============        ============        ============


COMMON AND EQUIVALENT
SHARES USED IN
COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                   11,583,500         10,914,073          11,498,381          10,899,426
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


See notes to financial statements.                                   (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                       Series A Convertible
(Continued)                            Preferred Shares         Common Shares                               Deficit
                                       ----------------------   --------------------------                  Accumulated
                                       Number                   Number of                    Contributed    During
                                       of Shares     Amount     Shares             Amount      Capital      Development Stage
                                       ----------  ----------   ------------      --------   -----------    ------------------
Common Shares issued for services                                    17,661        131,525

Exercise of Options                                                  51,000         51,000

Exercise of Warrants (less issuance
cost of $36,176)                                                    466,912        864,964

Options granted for services                                                       112,138

NET LOSS                                                                                                        (4,925,024)
                                       ----------  ----------    ----------    -----------    ----------    --------------
BALANCE AT DECEMBER 31, 2000                   --  $       --    11,426,604    $28,360,007      $ 93,972    $  (27,136,244)

Common Shares issued for services                                    17,803        136,175

Common Shares issued for cash and
exchanged for 9,295 common shares
which were canceled (exercise of
options)                                                             74,004         16,488

Exercise of warrants                                                 77,818        182,872

Issuance of warrants related to
debenture financing and Line
of Credit Agreement                                                              1,850,716

Options granted for services                                                       (60,199)

NET LOSS                                                                                                        (2,933,036)
                                       ----------  ----------    ----------    -----------    ----------    ---------------
BALANCE AT SEPTEMBER 30, 2001                 --   $       --    11,596,229    $30,486,059      $ 93,972    $  (30,069,280)
                                       ==========  ==========    ==========    ===========    ==========    ===============

See notes to financial statements.                                   (Concluded)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,                Period from Inception
                                                                                                (November 30, 1990)
                                                             2001                2000          to September 30, 2001
                                                         ------------        -------------     ---------------------
OPERATING ACTIVITIES:
Net loss                                                 $(2,933,036)         $(3,874,663)         $(30,148,215)

Adjustments to reconcile net loss to net cash used in operating activities:

Deferred Revenue                                                  --                   --            (1,000,000)

 Depreciation                                                 47,163               56,130               413,069

Amortization of Deferred Financing Costs                     147,298                                    147,298

Cost of Donation - warrants                                       --                   --               552,000

Cost of Services - options and warrants                       75,976              231,864             1,117,541

Supply Reserves                                                   --                   --               200,000

 Changes in operating assets and liabilities:
  Research and development supplies on hand                       --                   --              (200,000)

  Prepaid expenses and other current
   assets                                                     (4,988)              69,711               (68,526)

  Deposits and other assets                                       --                   --                (9,900)

  Accounts payable                                          (257,505)            (481,597)              102,244

  License fee receivables                                         --                   --                    --

  Deferred revenue                                                --                   --             1,000,000
                                                         -----------          -----------          ------------
Net cash used in operating activities                     (2,925,090)          (3,998,555)          (27,863,633)
                                                         -----------          -----------          ------------

INVESTING ACTIVITIES:

Sale of investments                                               --                   --               197,400

Purchase of short-term investments                                --                   --            (9,946,203)

Redemption of short-term investments                              --                   --             9,946,203

Purchase of equipment and furniture                           (5,522)             (33,402)             (567,799)
                                                         -----------          -----------          ------------

Net cash used in investing activities                         (5,522)             (33,402)             (370,399)
                                                         -----------          -----------          ------------

FINANCING ACTIVITIES:

Borrowings under Line of Credit                            1,000,000                   --             1,000,000

Issuance of debentures and warrants
 for cash                                                  2,350,000                   --             2,350,000

Issuance of preferred shares for cash                             --                   --               600,000

Preferred shares placement costs                                  --                   --              (125,700)

Issuance of common shares for cash                                --                   --            23,701,732

Common shares placement costs                                     --              (36,177)           (2,216,497)

Net proceeds from exercise of common share
options and warrants                                         199,360              795,952             5,011,589

Contributed capital - cash                                        --                   --                77,547

Dividends paid on preferred shares                                --                   --               (24,831)

Repurchase Common Shares                                          --                   --              (202,722)
                                                         -----------          -----------          ------------

Net cash provided by financing activities                  3,549,360              759,775            30,171,118
                                                         -----------          -----------          ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             618,748           (3,272,182)            1,937,086

CASH AND CASH EQUIVALENTS:
At beginning of period                                     1,318,338            5,292,806                    --
                                                         -----------          -----------          ------------

At end of period                                         $ 1,937,086          $ 2,020,624          $  1,937,086
                                                         ===========          ===========          ============

                                                                     (Continued)

                                  BIOTIME, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                                                          Period from Inception
                                                                                           (November 30, 1990)
                                                         2001             2000             to September 30, 2001
                                                       ---------       -----------         ---------------------
NONCASH FINANCING AND
INVESTING ACTIVITIES:

 Receipt of contributed equipment                                                               $   16,425

 Issuance of common shares
  in exchange for shares of
  common stock of Cryomedical
  Sciences, Inc. in a stock-for-stock
  transaction                                                                                   $  197,400

Granting of options and warrants for services                           $  82,065               $  875,140

Issuance of common shares in exchange for services   $  136,175         $ 149,799               $  302,600

Granting of warrant for donation                                                                $  552,000

Issuance of warrants related to debenture
  financing and Line of Credit Agreement             $1,850,716                                 $1,850,716

Conversion of Line of Credit to debentures,
  net of deferred financing fees                     $  840,878                --               $  840,878



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

     The balance sheet as of September 30, 2001, the statements of operations for the three months and nine months ended September 30, 2001 and 2000 and the period from inception (November 30, 1990) to September 30, 2001, the statement of shareholders' equity for the nine month period ended September 30, 2001, and the statements of cash flows for the nine months ended September 30, 2001 and 2000 and the period from inception (November 30,
     1990) to September 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders' equity and cash flows at September 30, 2001 and for all periods presented have been made. The balance sheet as of December 31, 2000 is derived from the Company's audited financial statements as of that date. The Statement of Shareholder Equity from inception (November 30, 1990) through December 31, 2000 is also derived from the Company's audited financial statements for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

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

     Development Stage Enterprise - Since November 30, 1990 (inception) the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $30,044,449 from inception to September 30, 2001. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at Septermber 30, 2001, and had not historically entered into any derivative transactions to hedge currency or other exposures.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. BioTime is required to adopt SFAS No. 143 at the beginning of 2003. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. BioTime is required to adopt SFAS No. 144 at the beginning of 2002. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 144.

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

4. LINE OF CREDIT AND DEBENTURES

     During March 2001, BioTime entered into a one year Revolving Line of Credit Agreement (the "Credit Agreement") with Alfred D. Kingsley, an investor and consultant to the Company, under which BioTime could borrow up to $1,000,000 for working capital purposes at an interest rate of 10% per annum. In consideration for making the line of credit available, the Company issued to Mr. Kingsley a fully vested warrant to purchase 50,000 common shares at an exercise price of $8.31. The fair value of this warrant of $254,595 was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 5.50%; volatility of 87.55%; and no dividends during the expected term. The fair value amount of the warrant was recorded as deferred financing costs and was being amortized to interest expense over the term of the Credit Agreement.

     In August 2001, the Company issued $3,350,000 of debentures to an investor group which included Mr. Kingsley. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed that commencing October 1, 2001, it will restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue (excluding interest and dividends) it collects for the quarter. This restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full.

     Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 3 years; risk free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. The fair value amount of the warrants was recorded as a discount to the debentures including the unamortized portion of the fair value of the warrant issued in connection with the Credit Agreement, and is being amortized to interest expense over the term of the debentures using the effective interest rate method. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company's common shares equals or exceeds 150% of the exercise price for fifteen consecutive trading days.

     As part of the $3,350,000 debenture issuance, Mr. Kingsley agreed to convert the $1,000,000 current outstanding balance under the Credit Agreement to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under the Credit Agreement. Of the total warrants issued to the debenture holders noted above Mr. Kingsley received a warrant to purchase 230,769 common shares. The fair value of these warrants was determined to be $714,681 using the Black-Scholes pricing model and assumptions described above.

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

     Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of September 30, 2001, 445,500 shares were available for future grants under the Option Plan; and options to purchase 421,701 had been granted and were outstanding at exercise prices ranging from $1.00 to $18.25. Of the options granted to consultants, options to purchase 55,000 common shares vest upon achievement of certain milestones. The Company is amortizing into compensation the estimated fair value of such options ($194,731 at September 30, 2001), subject to remeasurement at the end of each reporting period, over the period estimated to achieve such milestones (one to two years). A reduction in compensation expense recognized on these options during the nine months ended September 30, 2001 of $60,199 was recorded as research and development expense.

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

7. COMPREHENSIVE LOSS

     Comprehensive loss was the same as net loss for the three and nine months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company's operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott Laboratories for the right to manufacture and market Hextend(R) in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company's inception in November 1990 it has incurred $30,044,449 of losses. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

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

     The Hextend marketing strategy is designed to reach its target customer base through sales calls and an advertising campaign focused on the use of a plasma-like substance to replace lost blood volume and the ability of Hextend to support vital physiological processes.

     As part of the marketing program, a number of studies have been conducted that show the advantages of receiving Hextend and other BioTime products during surgery. The results of a clinical trial by NJ Wilkes et al performed in England and entitled "The Effects of Balanced Versus Saline-Based Hetastarch and Crystalloid Solutions on Acid-Base and Electrolyte Status and Gastric Mucosal Perfusion in Elderly Surgical Patients" has been published in the October 2001 edition of Anesthesia and Analgesia, and underscores a number of Hextend benefits including maintenance of normal acid-base balance, blood calcium and chloride levels and perfusion of portions of the gastro-intestinal tract. As future studies such as these are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The Company is also aware of independent studies using Hextend that are being conducted by physicians and hospitals who may publish their findings in medical journals or report their findings at medical conferences. The outcome of future medical studies and timing of the publication or presentation of the results could have an effect on Hextend sales.

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

     Hextend is being evaluated by a number of military physicians as a plasma volume expander in the treatment of hypovolemia in combat casualties. This was the topic of a number of formal presentations and discussions at Combat Fluid Resuscitation 2001, a meeting held at the Uniformed Services University of the Health Sciences in Bethesda, Maryland in June 2001, under their auspices and that of the Office of Naval Research and the US Army Medical Research and Materiel Command. Additionally, a meeting was held at Hahnemann University Medical College of Pennsylvania in Philadelphia on October 8, 2001 at which military and civilian medical and scientific personnel discussed making recommendations to the United States military on the use of intravenous fluids and medical devices to treat combat casualties. Hextend was among the fluids considered during this meeting.

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

     Third quarter sales results for 2001 reflect a 45.1% increase in sales over the second quarter, which is more than twice the 21.6% rate of increase from the first to the second quarter of this year. The Company sees this increase in sales for the third quarter as significant because it came during the summer quarter, a period during which sales declined slightly during the previous year, presumably due to a decline in elective surgeries while patients and physicians were on vacation. The increase also comes despite a decline in sales following the events of September 11, 2001 which disrupted commerce and travel and caused the postponement of elective surgeries, especially in the New York metropolitan area. The Company expects Hextend sales growth to accelerate now that clinical trial results and an aggressive marketing effort have allowed physicians to become more familiar with the benefits that can be obtained for their patients by using Hextend.

     From inception (November 30, 1990) through September 30, 2001, the Company recognized $2,500,000 of license fee revenues. All license fees based upon milestones under the Abbott License

Agreement were earned prior to the quarter ended September 30, 2000. See Note 3 to the accompanying financial statements.

     From inception (November 30, 1990) through September 30, 2001, the Company has recognized $151,561 in royalty revenue based on product sales. For the three months ended September 30, 2001, the Company recognized $36,416 in royalty revenue, whereas the Company recognized $19,592 for the three months ended September 30, 2000. This 86% increase in royalties is attributable to an increase in product sales. For the nine months ended September 30, 2001, the Company recognized $99,069 in royalty revenue, as compared to the $32,711 during the nine months ended September 30, 2000; again, this 203% increase in royalties is attributable to an increase in product sales. See Note 3 to the accompanying financial statements.

Operating Expenses

     From inception (November 30, 1990) through September 30, 2001, the Company incurred $21,218,661 of research and development expenses, including salaries, supplies, and other related expense items. Research and development expenses were $177,525 for the three months ended September 30, 2001, compared to $847,035 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses were $1,273,311 compared to $2,687,112 for the nine months ended September 30, 2000. These differences are attributable to a significant decrease in spending with respect to clinical trials and preclinical research. Research and development expenses include laboratory study expenses, clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe, although the commencement of new clinical trials depends upon the availability of capital.

     From inception (November 30, 1990) through September 30, 2001, the Company incurred $13,250,896 in general and administrative expenses. General and administrative expenses were $734,024 for the three months ended September 30, 2001 compared to $438,654 for the three months ended September 30, 2000. General and administrative expenses increased to $1,784,511 for the nine months ended September 30, 2001 from $1,362,835 for the nine months ended September 30, 2000. These increases are attributable to a rise in personnel costs. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

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

Interest and Other Income

     From inception (November 30, 1990) through September 30, 2001, the Company generated $1,773,547 of interest and other income. For the three months ended September 30, 2001, the Company generated $13,860 of interest and other income, compared to $60,734 for the three months ended September 30, 2000. The Company generated $27,717 of interest and other income for the nine months ended September 30, 2001, compared to $175,284 generated for the nine months ended September 30, 2000. These decreases are attributable to much lower average cash balances and lower interest rates during the first three quarters of 2001, and interest expense incurred in 2001 related to the line of credit and debentures.

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

     At September 30, 2001, BioTime had $1,937,086 of cash on hand, and has implemented cost savings and expenditure limitation measures. The Company needs additional capital and greater revenues to continue its current operations, to begin clinical trials of PentaLyte, and to conduct its planned product development and research programs. The Company has engaged Shoreline Pacific, LLC to provide investment banking services, and is also in discussion with other investment bankers on a non-exclusive basis. Sales of additional equity
securities   could  result  in  the   dilution  of  the   interests  of  present
shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

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

*Victoria Bellport has since resigned from the board of directors.

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


          BIOTIME, INC.

                                                 /s/ Paul Segall
Date: November 14, 2001                       ---------------------------------
                                                 Paul Segall
                                                 Chief Executive Officer


                                                 /s/ Steven Seinberg
Date: November 14, 2001                       ---------------------------------
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