Form 10-Q/A
period 2001-09-30
BIOTIME INC
filed 2001-11-30
CIK 876343

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION

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

Interest and Other Income

     From inception (November 30, 1990) through September 30, 2001, the Company generated $1,773,547 of interest and other income. For the three months ended September 30, 2001, the Company generated $13,860 of interest and other income, compared to $41,142 for the three months ended September 30, 2000. The Company generated $25,717 of interest and other income for the nine months ended September 30, 2001, compared to $142,573 generated for the nine months ended September 30, 2000. These decreases are attributable to much lower average cash balances and lower interest rates during the first three quarters of 2001, and interest expense incurred in 2001 related to the line of credit and debentures.

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