Form 10-K/A
period 2001-12-31
BIOTIME INC
filed 2002-05-15
CIK 876343

==================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A-1

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

Statement of Operations Data:

                                     Year Ended                Six Months
                                    December 31,                 Ended      Year Ended   Year Ended
                       -------------------------------------- December 31,    June 30,     June 30,
                           2001         2000         1999         1998         1998          1997
                       ------------ ------------ ------------ ------------ ------------ --------------
REVENUE:
License fee              $      -    $      -   $  1,037,500 $    250,000  $ 1,150,000  $      62,500
Royalty from
  product sale              151,917      52,492          -            -            -              -
                       ------------------------- ------------ ------------ ------------ --------------
Total revenue               151,917      52,492    1,037,500      250,000    1,150,000         62,500
                       ------------------------- ------------ ------------ ------------ --------------
EXPENSES:
Research and
  development            (1,685,168) (3,362,841)  (4,900,521)  (1,723,860)  (3,048,775)    (2,136,325)
General and
  administrative         (1,961,342) (1,779,931)  (1,896,690)    (710,131)  (1,849,312)    (1,209,546)
                       ------------------------- ------------ ------------ ------------ --------------
Total expenses           (3,646,510) (5,142,772)  (6,797,211)  (2,433,991)  (4,898,087)    (3,345,871)
                       ------------------------- ------------ ------------ ------------ --------------

INTEREST EXPENSE
AND OTHER INCOME:
Interest expense           (278,576)        -            -            -            -              -
Other income                114,344     165,256      279,827       89,513      294,741        189,161
                       ------------ ------------ ------------ ------------ ------------ --------------
Total interest
  expense and
  other income             (164,232)    165,256      279,827       89,513      294,741        189,161
                       ------------ ------------ ------------ ------------ ------------ --------------

NET LOSS               $ (3,658,825)$(4,925,024) $(5,479,884) $(2,094,478) $(3,453,346) $  (3,094,210)
                       ============ ============ ============ ============ ============ ==============


BASIC AND DILUTED
LOSS PER SHARE         $     (0.32)      (0.44)        (0.51)       (0.21)       (0.35) $       (0.35)
                       ============ =========== ============ ============ ============  ==============
COMMON AND
EQUIVALENT SHARES
USED IN COMPUTING PER
SHARE
AMOUNTS:

BASIC AND DILUTED        11,562,108  11,042,087   10,688,100   10,008,468    9,833,156      8,877,024
                       ============ =========== ============ ============ ============ ===============

Balance Sheet Data:

                             December 31,     December 31,     December 31,     December 31,       June 30,         June 30,
                                2001             2000             1999             1998             1998             1997
                           --------------   --------------   --------------   --------------    -------------     ------------
Cash, cash equivalents
and short term
investments                   $ 1,652,748      $ 1,318,338     $  5,292,806      $ 2,429,014      $ 4,105,781      $ 7,811,634
Working Capital                 1,452,832        1,081,237        4,804,579        2,157,578        3,724,663        6,846,575
Total assets                    1,941,375        1,677,484        5,678,644        2,809,455        4,641,780        8,297,774
Shareholders' equity             (99,094)        1,317,735        5,083,132        2,384,752        4,014,750        6,536,106

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


/s/DELOITTE & TOUCHE LLP
San Francisco, California
February 16, 2002
(March 27, 2002 as to Note 9 and the fourth paragraph of Note 1)

                                                   BIOTIME, INC.
                                           (A Development Stage Company)


                                                  BALANCE SHEETS


                                                                                December 31,        December 31,
                                                                                    2001                2000
                                                                              -----------------   ----------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $       1,652,748   $      1,318,338
Prepaid expenses and other current assets                                               109,431            122,648
                                                                              -----------------   ----------------
Total current assets                                                                  1,762,179          1,440,986
                                                                              -----------------   ----------------

EQUIPMENT, Net of accumulated depreciation of $409,331 and $352,104                     167,946            226,598
DEPOSITS AND OTHER ASSETS                                                                11,250              9,900
                                                                              -----------------   ----------------
TOTAL ASSETS                                                                  $       1,941,375   $      1,677,484
                                                                              =================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      $         309,347   $        359,749

COMMITMENTS (Note 6)

DEBENTURES, net of discount of $1,618,878                                             1,731,122

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding in 2001 and 2000 (Note 4)
Common Shares, no par value, authorized 40,000,000 shares; issued and
 outstanding shares; 11,627,316 in 2001 and 11,426,604 in 2000 (Note 4 )             30,602,003         28,360,007
Contributed Capital                                                                      93,972             93,972
Deficit accumulated during development stage                                        (30,795,069)       (27,136,244)
                                                                              -----------------   ----------------
Total shareholders' equity (deficit)                                                    (99,094)         1,317,735
                                                                              -----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                          $       1,941,375   $      1,677,484
                                                                              =================   ================

See notes to financial statements.

                                                   BIOTIME, INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS

                                                   Year Ended
                                                  December 31,                     Period from Inception
                                    ----------------------------------------       (November 30, 1990)
                                        2001          2000          1999           to December 31, 2001
                                    ------------  ------------  ------------       --------------------
REVENUE:
License fee                         $      -      $     -       $ 1,037,500        $     2,500,000
Royalty from product sales              151,917        52,492        -                     204,409
                                    ------------  ------------  ------------       ---------------
Total revenue                           151,917        52,492     1,037,500             2, 704,409
                                    ------------  ------------  ------------       ---------------
EXPENSES:
Research and development             (1,685,168)   (3,362,841)   (4,900,521)           (21,630,518)
General and administrative           (1,961,342)   (1,779,931)   (1,896,690)           (13,427,727)
                                    ------------  ------------  ------------       ---------------
Total expenses                       (3,646,510)   (5,142,772)   (6,797,211)           (35,058,245)
                                    ------------  ------------  ------------       ---------------

INTEREST EXPENSE AND OTHER
INCOME:
Interest expense                       (278,576)        -             -                   (278,576)
Other income                            114,344       165,256       279,827              1,862,174
                                    ------------  ------------  ------------       ---------------
Total interest expense and other
   income                              (164,232)      165,256       279,827              1,583,598
                                    ------------  ------------  ------------       ---------------

NET LOSS                             (3,658,825)  $(4,925,024)$  (5,479,884)       $   (30,770,238)
                                    ============  ============  ============       ===============


BASIC AND DILUTED LOSS PER SHARE    $     (0.32)        (0.44)        (0.51)
                                    ============  ============  ============
COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                    11,562,108    11,042,087    10,688,100
                                    ============  ============  ============

See notes to financial statements.

                                                   BIOTIME, INC.
                                          (A Development Stage Company)

                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

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

                                              STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


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

See notes to financial statements.                                                                             (Continued)

                                                    BIOTIME, INC.
                                            (A Development Stage Company)

                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Series A Convertible Preferred
(Continued)                          Shares                    Common Shares
                           ---------------------------  --------------------------------                  Deficit Accumulated
                             Number of                                                    Contributed     During Development
                              Shares         Amount     Number of Shares     Amount         Capital           Stage
                           -------------  ------------  --------------- ---------------- --------------  --------------------
Common Shares issued for
services                                                         17,661     $    131,525

Exercise of Options                                              51,000           51,000

Exercise of Warrants (less
issuance cost of $36,176)                                       466,912          864,964

Options granted for services                                                     112,138

NET LOSS                                                                                                         (4,925,024)
                           -------------  ------------   -------------- ----------------  -------------   -------------------
BALANCE AT DECEMBER
31, 2000                          -           $   -          11,426,604     $ 28,360,007  $     93,972         $(27,136,244)

Common Shares issued for
services                                                         48,890          324,169

Common Shares issued for
cash and exchanged for 9,295
common shares which were
canceled (exercise of options)                                   74,004           16,488

Common Shares issued for
cash (exercise of warrants)                                      77,818          182,872

Issuance of warrants in
connection with debt financing                                                 1,850,716

Compensation benefit from
revaluation of warrants                                                         (132,249)

NET LOSS                                                                                                         (3,658,825)
                           -------------  ------------   -------------- ----------------  -------------   -------------------
BALANCE AT DECEMBER               -           $   -          11,627,316     $ 30,602,003  $     93,972         $(30,795,069)
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

See notes to financial statements.                                                                (Continued)

                                                BIOTIME, INC.
                                        (A Development Stage Company)

                                          STATEMENTS OF CASH FLOWS

                                                      Year Ended
                                                     December 31,                        Period from Inception
                                  ---------------------------------------------------    (November 30, 1990) to
                                       2001             2000              1999              December 31, 2001
                                  --------------- ----------------  -----------------    ----------------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                      334,410     (3,974,468)         2,863,792                 1,652,748

CASH AND CASH EQUIVALENTS:
At beginning of period                  1,318,338       5,292,806         2,429,014                        --
                                  ---------------   -------------   ---------------       -------------------
At end of period                    $   1,652,748   $   1,318,338     $   5,292,806            $    1,652,748
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

4. SHAREHOLDERS' EQUITY (DEFICIT)

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

Option activity under the Plan is as follows:

                                                                                               Weighted
                                                                Number of                  Average Exercise
                                                                  Shares                         Price
                                                          ----------------------        -----------------------
Outstanding, December 31, 1998 (440,500
exercisable at a weighted average price of $5.76)                470,500                        $ 5.46

Granted (weighted average fair value of $9.52 per
share)                                                            96,000                         11.81

                                                                                                        Weighted
                                                                         Number of                  Average Exercise
                                                                           Shares                         Price
                                                                   ----------------------
Exercised                                                                 (68,000)                       12.65
Canceled                                                                     --                            --
                                                                   ----------------------
Outstanding, December 31, 1999 (438,500
exercisable at a weighted average price of $6.33)                         498,500                         6.98
Granted (weighted average fair value of $7.03 per
share)                                                                     52,500                         9.95
Exercised                                                                 (51,000)                        1.00
Canceled                                                                  (30,000)                        1.00
                                                                   ----------------------
Outstanding, December 31, 2000                                            470,000                         8.34

Granted (weighted average fair value of $3.81 per
share)                                                                    150,000                         6.30
Exercised                                                                 (60,799)                        1.21
Canceled                                                                  (73,500)                        7.15
                                                                   ----------------------
Outstanding, December 31, 2001                                            485,701                         8.78
                                                                   ======================

Additional information regarding options outstanding as of December 31, 2001 is as follows:

                                          Options Outstanding                                           Options Exercisable
                                       -------------------------                           ----------------------------------------
                                            Weighted Avg.
                                              Remaining
      Range of            Number           Contractual Life        Weighted Avg.              Number              Weighted Avg.
  Exercise Prices       Outstanding             (yrs)              Exercise Price           Exercisable           Exercise Price
--------------------   ---------------   --------------------   --------------------      ---------------       ------------------
       $1.13               38,701                 2.42                  $1.13                  38,701                  $1.13
     4.92-8.81            153,500                 4.56                   6.15                 153,500                   6.15
     9.00-13.00           274,500                 2.88                  10.68                 219,500                  10.61
       18.25               19,000                 0.90                  18.25                  19,000                  18.25
                       ---------------                                                    ---------------
    $1.0-$18.25           485,701                 3.30                  $8.78                 430,701                  $8.40
                       ===============                                                    ===============

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

10. QUARTERLY RESULTS (UNAUDITED)

Summarized unaudited results of operations for each quarter of the years ended December 31, 2001 and 2000 are as follows:

                              First Quarter      Second Quarter       Third Quarter      Fourth Quarter     Total Year
                            ------------------ ------------------- -------------------  ---------------- -----------------
Fiscal Year Ended
December 31, 2001
---------------------------
Revenue                          $32,695             $29,958             $36,416            $52,848          $151,917
Net Loss                         $951,739          $1,120,024           $861,273            $725,789        $3,658,825
Net Loss per share                 $.08               $.10                $.07                $.06             $.32

                              First Quarter      Second Quarter       Third Quarter      Fourth Quarter     Total Year
                            ------------------ ------------------- -------------------  ---------------- -----------------
Fiscal Year Ended
December 31, 2000
---------------------------
Revenue                           $5,732             $7,387              $19,592            $19,781           $52,492
Net Loss                        $1,319,947         $1,329,761          $1,224,955          $1,050,361       $4,925,024
Net Loss per share                 $.12               $.12                $.11                $.10             $.44

Exhibit
Numbers           Description
-------           -----------

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

10.15 Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D.Kingsley+++

10.16    Form of Series 2001-A 10% Debenture due August 1, 2004++++

10.17 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures++++

10.18 Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19 Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

23.1     Consent of Deloitte & Touche LLP***

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

***  Filed herewith.
#### Previously filed.

(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2002.

                                               BIOTIME, INC.


                                               By: /s/Paul E. Segall
                                                  -----------------------------
                                                   Paul E. Segall, Ph.D.
                                                   Chairman and Chief Executive
                                                   Officer (Principal executive
                                                   officer)

         Signature                          Title                                       Date
         ---------                          -----                                       ----
/s/Paul E. Segall
-----------------------------
Paul E. Segall, Ph.D.               Chairman, Chief Executive Officer and               May 14, 2002
                                    Director (Principal Executive Officer)



-----------------------------
Ronald S. Barkin                    President and Director                              May 14, 2002


/s/Harold D. Waitz
-----------------------------
Harold D. Waitz, Ph.D.              Vice President and Director                         May 14, 2002


/s/Hal Sternberg
-----------------------------
Hal Sternberg, Ph.D.                Vice President and Director                         May 14, 2002


/s/Steven Seinberg
-----------------------------
Steven Seinberg                     Chief Financial Officer                             May 14, 2002
                                    (Principal Financial and
                                    Accounting Officer)

/s/Judith Segall
-----------------------------
Judith Segall                       Vice President, Corporate Secretary                 May 14, 2002
                                    and Director


/s/Jeffrey B. Nickel
-----------------------------
Jeffrey B. Nickel                   Director                                            May 14, 2002


-----------------------------
Milton H. Dresner                   Director                                            May 14, 2002


-----------------------------
Katherine Gordon                    Director                                            May 14, 2002


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

10.15 Warrant Agreement dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley+++

10.16    Form of Series 2001-A 10% Debenture due August 1, 2004++++

10.17 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures++++

10.18 Revolving Line of Credit Agreement dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19 Warrant Agreement dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

23.1     Consent of Deloitte & Touche LLP***

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

***  Filed herewith.
#### Previously filed.
                                       69