Form 10-Q
period 2002-03-31
BIOTIME INC
filed 2002-05-15
CIK 876343

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number 1-12830

                                  BioTime, Inc.
             (Exact name of registrant as specified in its charter)

            California                                          94-3127919
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,637,316 common shares, no par value, as of May 10, 2002.

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

Item 1. Financial Statements

                                                   BIOTIME, INC.
                                           (A Development Stage Company)

                                              CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                                                                 March 31,         December 31,
                                                                                    2002                2001
ASSETS                                                                        -----------------   ----------------
CURRENT ASSETS
Cash and cash equivalents                                                     $         987,470   $      1,652,748
Prepaid expenses                                                                         54,409             70,315
Other current assets                                                                     63,230             39,116
                                                                              -----------------   ----------------
Total current assets                                                                  1,105,109          1,762,179

EQUIPMENT, Net of accumulated depreciation of $426,192 and $409,331,
respectively                                                                            151,086            167,946
DEPOSITS AND OTHER ASSETS                                                                11,250             11,250
                                                                              -----------------   ----------------
TOTAL ASSETS                                                                  $       1,267,445   $      1,941,375
                                                                              =================   ================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      $         189,643   $        309,347

DEBENTURES, net of discount of $1,525,399 and $1,618,878,
respectively                                                                          1,824,601          1,731,122
                                                                              -----------------   ----------------
SHAREHOLDERS' DEFICIT:
Preferred Shares, no par value, undesignated as to Series,
 authorized 1,000,000 shares; none outstanding in 1999 and 1998
Common Shares, no par value, authorized 40,000,000 shares; issued and
 outstanding shares; 11,637,316 and 11,627,316                                       30,660,706         30,602,003
Contributed Capital                                                                      93,972             93,972
Deficit accumulated during development stage                                        (31,501,477)       (30,795,069)
                                                                              -----------------   ----------------
Total shareholders' deficit                                                            (746,799)           (99,094)
                                                                              -----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                   $       1,267,445   $      1,941,375
                                                                              =================   ================

See notes to condensed financial statements.

                                                   BIOTIME, INC.
                                           (A Development Stage Company)

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                      Three Months Ended         Period from Inception
                                                           March 31,            (November 30, 1990) to
                                                     2002             2001          March 31, 2002
                                                --------------   -------------- ----------------------
REVENUE:
  License fee                                    $           -   $            -    $    2,500,000
  Royalty from product sales                            57,235           32,695           261,644
                                                --------------   --------------    --------------
Total revenue                                           57,235           32,695         2,761,644
                                                --------------   --------------    --------------

EXPENSES:

  Research and development                            (260,571)        (553,892)      (21,891,089)
  General and administrative                          (331,407)        (436,997)      (13,759,134)
                                                --------------   --------------    --------------
Total expenses                                        (591,978)        (990,889)      (35,650,223)
                                                --------------   --------------    --------------

INTEREST INCOME (EXPENSE) AND
OTHER:                                                (171,665)           6,455         1,411,933
                                                --------------   --------------    --------------

NET LOSS                                        $     (706,408)        (951,739)   $  (31,476,646)
                                                ==============   ==============    ==============


BASIC AND DILUTED LOSS PER SHARE                $        (0.06)           (0.08)
                                                ==============   ==============

COMMON AND EQUIVALENT SHARES
USED IN COMPUTING PER SHARE
AMOUNTS:
BASIC AND DILUTED                                   11,627,872       11,470,054
                                                ==============   ==============

See notes to condensed financial statements.

                                                      BIOTIME, INC.
                                              (A Development Stage Company)

                                                STATEMENTS OF CASH FLOWS
                                                       (unaudited)

                                                              Three Months Ended                Period from Inception
                                                                   March 31,                   (November 30, 1990) to
                                                             2002              2001                March 31, 2002
                                                             ----              ----                --------------
OPERATING ACTIVITIES:
Net loss                                               $     (706,408)    $     (951,739)         $   (31,476,646)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Deferred revenue                                                                                     (1,000,000)
  Depreciation                                                 16,861             19,449                  432,733
  Amortization of debt discount                                93,479                                     325,317
  Cost of Donation - warrants                                                                             552,000
  Cost of services - shares, options and warrants              58,703            120,398                1,292,187
  Supply reserves                                                                                         200,000
Changes in operating assets and liabilities:
  Research and development supplies on hand                                                              (200,000)
  Prepaid expenses and other current assets                    (8,209)            23,359                 (117,640)
  Deposits                                                                                                (11,250)
  Accounts payable                                           (119,704)          (223,316)                 189,643
  Deferred revenue                                                                                      1,000,000
                                                       --------------     --------------          ---------------
Net cash used in operating activities                        (665,278)        (1,011,849)             (28,813,656)
                                                       --------------     --------------          ---------------

INVESTING ACTIVITIES:
Sale of investments                                                                                       197,400
Purchase of short-term investments                                                                     (9,946,203)
Redemption of short-term investments                                                                    9,946,203
Purchase of equipment and furniture                                               (1,477)                (567,392)
                                                       --------------     --------------          ---------------
Net cash  used in investing  activities                             0             (1,477)                (369,992)
                                                       --------------     --------------          ---------------

FINANCING ACTIVITIES:
Warrants and debentures                                                                                 2,350,000
Borrowings                                                                                              1,000,000
Issuance of preferred shares for cash                                                                     600,000
Preferred shares placement costs                                                                         (125,700)
Issuance of common shares for cash                                                                     23,701,732
Common shares placement costs                                                                          (2,216,497)
Net proceeds from exercise of common share
options and warrants                                                              16,500                5,011,589
Contributed capital - cash                                                                                 77,547
Dividends paid on preferred shares                                                                        (24,831)
Repurchase of common shares                                                                              (202,722)
                                                       --------------     --------------          ---------------
Net cash provided by  financing activities                          0             16,500               30,171,118
                                                       --------------     --------------          ---------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                  (665,278)          (996,826)                 987,470

CASH AND CASH EQUIVALENTS:
At beginning of period                                      1,652,748          1,318,338                        -
                                                       --------------     --------------          ---------------
At end of period                                       $      987,470     $      321,512          $       987,470
                                                       ==============     ==============          ===============
See notes to condensed financial statements.                                                          (Continued)

                                                      BIOTIME, INC.
                                              (A Development Stage Company)

                                                STATEMENTS OF CASH FLOWS
                                                       (unaudited)

                                                              Three Months Ended         Period from Inception
                                                                    March 31,            (November 30, 1990) to
                                                            2002                2001          March 31, 2002
                                                        -----------        ------------  ----------------------
NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Receipt of contributed equipment                                                              $     16,425

Issuance of common shares
 in exchange for shares of
 common stock of Cryomedical
 Sciences, Inc. in a stock-for-stock
 transaction                                                                                  $    197,400

Conversion of line of credit
 to debentures                                                   -                   -        $  1,000,000

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

The condensed balance sheets as of March 31, 2002 and 2001, the condensed statements of operations for the three months ended March 31, 2002 and 2001 and the period from inception (November 30, 1990) to March 31, 2002, and the statements of cash flows for the three months ended March 31, 2002 and 2001 and the period from inception (November 30, 1990) to March 31, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for all periods presented have been made. The balance sheet as of December 31, 2001 is derived from the Company's audited financial statements as of that date. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred net losses of $31,476,646 from inception to March 31, 2002. The successful completion of the Company's product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company's cost structure.

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

Certain Significant Risks and Uncertainties - At March 31, 2002, BioTime had $987,470 of cash on hand, and has implemented cost savings and expenditure limitation measures. The Company needs additional capital and greater revenues to continue its current operations, to begin clinical trials of PentaLyte, and to conduct its planned product development and research programs. On March 27, 2002, the Company received a new $300,000 line of credit (see Note 3). The Company has also retained certain investment bankers on a non-exclusive basis to assist the Company in raising capital. However, sales of additional equity
securities   could  result  in  the   dilution  of  the   interests  of  present
shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations. However, management believes its existing cash and available credit are sufficient to allow the Company to operate through December 31, 2002.

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

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended March 31, 2002 include royalties on sales made by Abbott during the three months ended December 31, 2001. Royalties on sales made during the first quarter of 2002 will not be recognized by the Company until the second quarter of fiscal year 2002.

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

Recently issued accounting standards -

     Business combinations and goodwill - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002. The adoption of these statements did not have a material impact on the condensed financial statements.

     Impairment and disposal of long lived assets - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on the condensed financial statements.

3. LINES OF CREDIT AND DEBENTURES

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

In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Mr. Kingsley agreed to convert the $1,000,000 outstanding balance under the Credit Agreement to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under that Credit Agreement. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue (excluding interest and dividends) it collects for the quarter. To the extent BioTime's expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. This spending restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full.

Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. Of the $3,350,000 of proceeds, $1,596,124 has been allocated to the warrants, which includes the unamortized portion ($159,122) of the fair value of the warrant issued in connection with the Credit Agreement. The portion of the proceeds allocated to the debentures is being accreted to interest expense over the term of the debentures using the effective interest rate method. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company's common shares equals or exceeds 150% of the exercise price for fifteen consecutive trading days.

On March 27, 2002, BioTime entered into a new Revolving Line of Credit Agreement (the "2002 Credit Agreement") with Alfred D. Kingsley under which BioTime may borrow up to $300,000 for working capital purposes. Interest on borrowings shall accrue at a rate of 10% per annum and is payable with principal on the maturity date. Amounts borrowed under the 2002 Credit Agreement will be due on March 31, 2003 or when BioTime receives at least $600,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements (excluding royalty payments), or any combination of those sources. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $300,000 but less than $600,000.

In connection with entering into the 2002 Credit Agreement on March 27, 2002, the Company issued to Mr. Kingsley a warrant to purchase 30,000 of the Company's common shares at $4.00 per share. The warrant is fully exercisable and non-forfeitable on the date of grant and expires on March 26, 2007. The fair value of the warrant was $60,390 and was determined using the Black- Scholes option pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 4.4%; volatility of 84.6%; and no dividends during the expected term. The fair value of the warrant was included in other current assets at March 31, 2002, and is being amortized over the term of the 2002 Credit Agreement.

4. SHAREHOLDERS' DEFICIT

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

Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of March 31, 2002, 379,000 shares were available for future grants under the Option Plan; and options to purchase 473,201 had been granted and were outstanding at exercise prices ranging from $1.13 to $18.25. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. At March 31, 2002, 5000 options had vested, and 55,000 options had not vested. The Company recorded a benefit of $31,687 as a result of the remeasurement of such options. The benefit recognized on these options during the three months ended March 31, 2002 was recorded as an offset to research and development expense.

During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp. The agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month that was paid quarterly. On August 11, 2000, the Board of Directors approved the renewal and amendment of this agreement for a period of twelve months ending March 31, 2001. Under the amended agreement, Greenbelt Corp. received 30,000 common shares in four quarterly installments of 7,500 shares each. On January 16, 2002, the agreement was renewed and amended to provide for the issuance of 40,000 common shares payable in quarterly installments of 10,000 ending on March 31, 2002. Under the agreement, the Company has registered the shares for public sale.

5. NET LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. Diluted earnings (loss) per share for the three months ended March 31, 2002 exclude any effect from such securities as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company's operating revenues have been generated primarily from licensing fees and royalties, including $2,500,000 of licensing fees received from Abbott Laboratories for the right to manufacture and market Hextend(R) in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company's inception in November 1990 it has incurred $31,476,646 of losses. The Company's ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

     Most of the Company's research and development efforts have been devoted to the Company's first three blood volume replacement products: Hextend,(R) PentaLyte,(R) and HetaCool.(TM) By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients' needs. By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ transplant surgery, BioTime may also create new market niches for its product line.

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

     Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase. Revenues for the three months ended March 31, 2002 consist of royalties on sales made by Abbott during the period beginning October 1, 2001 and ending December 31, 2001. Royalty revenues recognized for the three months ended March 31, 2002 were $57,235, a 75% increase over the $32,695 of royalty revenue during the prior year. Sales of Hextend during the fourth quarter periods may reflect purchasing practices of certain wholesale distributors who increase their purchases of inventory during the last month of the year, with a corresponding reduction in purchases during the first quarters of each new year.

     Since the beginning of 2002, monthly sales have grown steadily. Royalty revenues of $60,812 received from first quarter 2002 sales will be recognized by the Company during the second quarter ending June 30, 2002. Royalties from sales of Hextend for the first three months of 2002 were up from $29,958 during the same period last year, representing approximately a 103% increase from the prior year. Based upon preliminary estimates of sales for the first month of the second quarter, sales approached half the amount of monthly sales the Company needs to operate at the break-even point at the present reduced rate of spending, which includes substantial salary reductions and limited research and development activities.

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

     BioTime has been informed that Hextend has been purchased for use by certain armed forces units deployed overseas, and arrangements have been made to facilitate additional purchases of Hextend by the military and other federal government agencies. BioTime is continuing to work to promote the use of Hextend by the United States armed forces. Military physicians and researchers are evaluating Hextend for use as part of the standard treatment of hypovolemia in combat casualties, and a number of laboratories under the direction of the armed forces or engaged in civilian-directed medical research projects receiving military funding, have conducted studies using Hextend in animal models of military trauma. Some of the results of these studies were discussed at a recent conference sponsored by the Office of Naval Research and other military organizations to create a consensus regarding animal models for research into military trauma.

     Presentations by BioTime scientists were featured at the American Physiological Society's April 2002 Annual Meeting held during the Experimental Biology 2002 conference in New Orleans. The presentations described the use of Hextend and BioTime's proprietary hyperbaric oxygen chamber and technology in animal models designed to eliminate battlefield transfusions, as well as Hextend's potential to facilitate the use of oxygen carrier solutions.

     The research indicated that by resuscitating animals with Hextend and BioTime's devices, they could revive after massive blood loss and extended periods of respiratory arrest without any further blood transfusion. The research also indicated that animals could survive and remain active for hours with all their blood replaced with Hextend within BioTime's hyperbaric oxygen chamber, and that the chamber could be used to manage animals with nearly all their blood replaced until they could rebuild enough red blood cells to allow them to return to their cages without blood transfusions. A summary of BioTime's presentation can be found in the Society's press release, which is posted on their website.

     Although the chamber used in these studies was designed for small animals, BioTime holds patents on these devices and the solutions, technologies, and methods associated with their use in clinical medicine. BioTime also presented evidence that Hextend could facilitate the use of a hemoglobin-based blood substitute to completely replace the blood of rats in room air, and then allow them to return to their cages without any further blood transfusions. This attracted the attention of pharmaceutical company and military research scientists studying hemoglobin-based oxygen carrier solutions, who expressed their interest in whether Hextend might play a role in reducing the side effects and the high costs associated with the use of oxygen carrier solutions.

     The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery.

     The Company is also continuing to develop solutions for low temperature surgery. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the registered trademark "HetaCool(TM)" after FDA approval is obtained.

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

     In order to commence clinical trials for regulatory approval of new products or new therapeutic uses of products, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application ("IND") or an amendment to expand a previous filing. Filings with foreign regulatory agencies may require clinical trials overseas. BioTime has responded to recent requests for information required to achieve regulatory approval in Canada, and is continuing to work with the appropriate regulatory authorities to seek regulatory approval in Canada and in Sweden, a member of the European Union. Regulatory approvals for other countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

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

Results of Operations

Revenues

     From inception (November 30, 1990) through March 31, 2002, the Company recognized $2,500,000 of license fee revenues. All license fees based upon milestones under the Abbott License Agreement were earned prior to the quarter ended March 31, 2002. See Note 2 to the accompanying condensed financial statements.

     From inception (November 30, 1990) through March 31, 2002, the Company has recognized $261,644 in royalty revenue based on product sales. For the three months ended March 31, 2002, the Company recognized $57,235 in royalty revenue, whereas the Company recognized $32,695 for the three months ended March 31, 2001. This 75% increase in royalties is attributable to an increase in product sales by Abbott. See Note 2 to the accompanying condensed financial statements.

Operating Expenses

     From inception (November 30, 1990) through March 31, 2002, the Company incurred $21,891,089 of research and development expenses. Research and development expenses were $260,571 for the three months ended March 31, 2002, compared to $553,892 for the three months ended March 31, 2001. This substantial decrease is attributable to a concerted effort to cut spending. More specifically, less funding was allocated to laboratory equipment and supplies, fees paid to scientific consultants, clinical trial work, and wages paid to scientific and research personnel within the Company. Research and development expenses include laboratory study expenses, clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and scientific consultants' fees. It is expected that research and development expenses will increase as the Company commences new clinical studies of its products in the United States and Europe, although the commencement of new clinical trials depends upon the availability of capital.

     From inception (November 30, 1990) through March 31, 2002, the Company incurred $13,759,134 in general and administrative expenses. General and administrative expenses were $331,407 for the three months ended March 31, 2002 compared to $436,997 for the three months ended March 31, 2001. This is attributable to a decrease in personnel costs, as the number of full-time employees has dropped from 11 at March 31, 2001 to 8 at March 31, 2002, and most of those remaining have agreed to voluntary reductions in compensation to ease financial burdens. General and administrative expenses include salaries, consultants' fees, and general operating expenses.

     Most of the Company's employees have agreed to participate in a compensation reduction program designed to permit the Company to conserve cash without implementing an immediate workforce reduction. The salary reductions have ranged from 56% to 78% for participating executive officers, and 14% to 38% for other participating employees. The duration of the program will depend upon a number of factors such as the time frame needed to obtain additional capital, the amount of capital obtained, and the willingness of employees to continue to work for the Company at the reduced compensation rates. The Company is also negotiating with its consultants to restructure their compensation arrangements.

Interest and Other Income

     From inception (November 30, 1990) through March 31, 2002, the Company generated $1,866,591 of interest. For the three months ended March 31, 2002, the Company incurred a total of $171,665 of net interest expense, compared to net interest income of $6,455 for the three months ended March 31, 2001. The difference is attributable to interest expense incurred on the Company's debentures during the three months ended March 31, 2002, whereas the Company had no outstanding debt during the three months ended March 31, 2001.

Liquidity and Capital Resources

     Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings. During August 2001, the Company received cash and converted debt totaling $3,350,000 through the sale of debentures to a group of private investors, including Alfred D. Kingsley, an investor and consultant to the Company, who purchased $1,500,000 of debentures, and Milton Dresner, a director of the Company. Mr. Kingsley's investment included the conversion of the $1,000,000 principal balance of a line of credit that he had previously provided.

     Interest on the debentures is payable at an annual rate of 10% and is payable semiannually. The principal amount of the debentures will be due and payable on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenues (excluding interest and dividends) it collects for the quarter. To the extent BioTime's expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. The spending restriction will expire when BioTime obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. For this purpose, cash revenues will include royalties, license fees, and other proceeds from the sale or licensing of its products and technology, but will not include interest, dividends, and any monies borrowed or the proceeds from the issue or sale of any debt or equity securities. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off the debenture indebtedness in full.

     Investors who purchased the debentures also received warrants to purchase a total of 515,383 common shares at an exercise price of $6.50 per share. The warrants will expire if not exercised by August 1, 2004. After June 2002, the Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company's common shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen
(15) consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act of 1933, as amended.

     On March 27, 2002, the Company entered into a new Credit Agreement with Alfred D. Kingsley under which the Company may borrow up to $300,000 for working capital purposes. Amounts borrowed under the 2002 Credit Agreement will bear interest at 10% per annum and will be due on March 27, 2003 or when BioTime receives at least $600,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements (excluding royalty payments), or any combination of those sources. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $300,000 but less than $600,000, and the amount of any such mandatory prepayments of principal will reduce the maximum amount available under the 2002 Credit Agreement and will not be available for future borrowings. The Company will have the right to make voluntary prepayments of principal that would otherwise not be due, without penalty or premium but with accrued interest, at any time, and any amounts voluntarily prepaid will be available for future borrowings, so long as the Company is not in default under the 2002 Credit Agreement, and the outstanding principal balance loaned under the 2002 Credit Agreement does not exceed $300,000.

     In connection with entering into the 2002 Credit Agreement on March 27, 2002, the Company issued to Mr. Kingsley a warrant to purchase 30,000 shares of the Company's common stock at $4.00 per share. The warrants are fully exercisable and non-forfeitable on the date of grant and expire on March 26, 2007. The fair value of the warrant was $60,390 and was determined using the Black- Scholes option pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 4.4%; volatility of 84.6%; and no dividends during the expected term. The fair value of the warrant was included in other current assets at March 31, 2002, and is being amortized over the term of the 2002 Credit Agreement.

     The Company is working with a number of investment bankers to raise additional capital. BioTime needs additional equity capital, fees from licensing its products to pharmaceutical companies, profits from sales of its products and/or a substantial increase in royalty revenues to continue its current operations, to begin clinical trials of PentaLyte, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company's products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     During March 2002, the Company issued warrants to purchase 30,000 common shares at $4.00 per share. The warrants will expire if not exercised by March 26, 2007. The warrants were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2).

Item 6.   Exhibits and Reports of Form 8-K

(a-3) Exhibits.

Exhibit
Numbers           Description

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

10.14 Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley+++

10.15 Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D.Kingsley+++

10.16     Form of Series 2001-A 10% Debenture due August 1, 2004++++

10.17 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures++++

10.18 Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley***

10.19 Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley***

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

*** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001.



(b) Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          BIOTIME, INC.

                                              s/Paul Segall
Date: May 15, 2002                         -------------------------------------
                                              Paul Segall
                                              Chief Executive Officer


                                              s/Steven Seinberg
Date: May 15, 2002                         -------------------------------------
                                              Steven Seinberg
                                              Chief Financial Officer

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

10.14 Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley+++

10.15 Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley+++

10.16     Form of Series 2001-A 10% Debenture due August 1, 2004++++

10.17 Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures++++

10.18 Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley***

10.19 Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley***

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

*** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001.