Form 10-Q
period 2002-06-30
BIOTIME INC
filed 2002-08-14
CIK 876343

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 1-12830

BioTime, Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3127919 (IRS Employer Identification No.)

935 Pardee Street
Berkeley, California 94710
(Address of principal executive offices)

(510) 845-9535
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,490,101 common shares, no par value, as of August 14, 2002.

PART 1— FINANCIAL INFORMATION

     Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this report under Item 1 of the Notes to Financial Statements, and in BioTime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

Item 1. Financial Statements

BIOTIME, INC,
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$501,291	$1,652,748
Prepaid expenses and other current assets	83,198	109,431

Total current assets	584,489	1,762,179

EQUIPMENT, Net of accumulated depreciation of $442,852 and $409,331	134,426	167,946
DEPOSITS AND OTHER ASSETS	11,250	11,250

TOTAL ASSETS	$730,165	$1,941,375

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$355,641	$309,347
DEBENTURES, net of discount of $1,422,022 and $1,618,878, respectively	1,927,978	1,731,122

SHAREHOLDERS’ DEFICIT:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued and outstanding 11,637,316 and 11,627,316	30,637,232	30,602,003
Contributed Capital	93,972	93,972
Deficit accumulated during development stage	(32,284,658)	(30,795,069)

Total shareholders’ deficit	(1,553,454)	(99,094)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$730,165	$1,941,375

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from Inception
	Three Months Ended		Six Months Ended		(November 30, 1990) to
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

REVENUE:
License Fee	$—	$—	$—	$—	$2,500,000
Royalty	60,812	29,958	118,047	62,653	322,456

Total revenue	$60,812	$29,958	$118,047	$62,653	$2,822,456

EXPENSES:
Research and development	(343,473)	(541,894)	(604,044)	(1,095,786)	(22,234,562)
General and administrative	(290,627)	(613,490)	(622,034)	(1,050,487)	(14,049,761)

Total expenses	(634,100)	(1,155,384)	(1,226,078)	(2,146,273)	(36,284,323)

INTEREST EXPENSE	(215,349)		(387,014)		(665,590)
OTHER INCOME	5,456	5,402	5,456	11,857	1,867,630

NET LOSS	$(783,181)	$(1,120,024)	$(1,489,589)	$(2,071,763)	$(32,259,827)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.10)	$(0.13)	$(0.18)

COMMON EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	11,637,316	11,566,691	11,630,845	11,455,350

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from
	June 30,		Inception
			(November 30, 1990)
	2002	2001	to June 30, 2002

OPERATING ACTIVITIES:
Net loss	$(1,489,589)	$(2,071,763)	$(32,259,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred Revenue	—	—	(1,000,000)
Depreciation	33,520	36,029	449,392
Debt Discount	196,856		428,694
Cost of Donation — warrants	—	—	552,000
Cost of Services — options, warrants, and common shares	(25,160)	197,178	1,208,324
Supply Reserves	—	—	200,000
Changes in operating assets and liabilities:
Research and development supplies on hand	—	—	(200,000)
Prepaid expenses and other current assets	86,622	48,122	(22,809)
Deposits and other assets	—	—	(11,250)
Accounts payable	46,294	(29,187)	355,641
Deferred revenue	—	—	1,000,000

Net cash used in operating activities	(1,151,457)	(1,819,621)	(29,299,835)

INVESTING ACTIVITIES:
Sale of investments	—	—	197,400
Purchase of short-term investments	—	—	(9,946,203)
Redemption of short-term investments	—	—	9,946,203
Purchase of equipment and furniture	—	(5,116)	(567,392)

Net cash used in investing activities	—	(5,116)	(369,992)

FINANCING ACTIVITIES:
Proceeds from issuance of warrants and debentures	—	—	2,350,000
Borrowings under line of credit	—	500,000	1,000,000
Issuance of preferred shares for cash	—	—	600,000
Preferred shares placement costs	—	—	(125,700)
Issuance of common shares for cash	—	—	23,701,732
Common shares placement costs	—	—	(2,216,497)
Net proceeds from exercise of common share options and warrants	—	199,372	5,011,589
Contributed capital — cash	—	—	77,547
Dividends paid on preferred shares	—	—	(24,831)
Repurchase Common Shares	—	—	(202,722)

Net cash provided by financing activities	—	699,372	30,171,118

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,151,457)	(1,125,365)	501,291
CASH AND CASH EQUIVALENTS:
At beginning of period	1,652,748	1,318,338	—

At end of period	$501,291	$192,973	$501,291

(Continued)

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from
	June 30,		Inception
			(November 30, 1990)
	2002	2001	to June 30, 2002

NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of contributed equipment	—	—	$16,425
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction	—	—	$197,400
Issuance of warrants in connection with entering into line of credit	$60,340	—	$60,340

See notes to condensed financial statements.	(Concluded)

BIOTIME, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION

General — BioTime, Inc. (the Company) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

The condensed balance sheet as of June 30, 2002, the condensed statements of operations for the three months and six months ended June 30, 2002 and 2001 and the period from inception (November 30, 1990) to June 30, 2002, and the statements of cash flows for the six months ended June 30, 2002 and 2001 and the period from inception (November 30, 1990) to June 30, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, shareholders’ deficit and cash flows at June 30, 2002 and for all periods presented have been made. The balance sheet as of December 31, 2001 is derived from the Company’s audited financial statements as of that date. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Development Stage Enterprise — Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $32,259,827 from inception to June 30, 2002. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

Certain Significant Risks and Uncertainties — The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of the Company’s products; the Company’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for Company products; the Company’s ability to obtain additional financing and the terms of any such financing that may be obtained; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company’s products; and the availability of reimbursement for the cost of the Company’s products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

2.	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include certain accruals. Actual results could differ from those estimates.

Revenue recognition — In April 1997, BioTime and Abbott Laboratories (“Abbott”) entered into an Exclusive License Agreement (the “License Agreement”) under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime’s proprietary blood plasma volume expander solution Hextend in the United States and Canada for certain therapeutic uses.

Under the License Agreement, Abbott has paid the Company $2,500,000 of license fees based upon achievement of specified milestones. Such fees were recognized as revenue as the milestones were achieved. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott’s obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended June 30, 2002 include royalties on sales made by Abbott during the three months ended March 31, 2002. Royalties on sales made during the second quarter of 2002 will not be recognized by the Company until the third quarter of fiscal year 2002.

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

Comprehensive Loss — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.

Recently issued accounting standards —

Business combinations and goodwill — In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002. The adoption of these statements did not have a material impact on the condensed financial statements.

Impairment and disposal of long lived assets — In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on the condensed financial statements.

Accounting for costs associated with exit or disposal activities — In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect that the adoption of this statement will have a material impact on the condensed financial statements.

3.	LINES OF CREDIT AND DEBENTURES

During March, 2001, BioTime entered into a one year Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, an investor and consultant to the Company, under which BioTime could borrow up to $1,000,000 for working capital purposes at an interest rate of 10% per annum. In consideration for making the line of credit available, the Company issued to Mr. Kingsley a fully vested warrant to purchase 50,000 common shares at an exercise price of $8.31. The fair value of this warrant of $254,595 was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 5.50%; volatility of 87.55%; and no dividends during the expected term. The fair value amount of the warrant was recorded as deferred financing costs and was being amortized to interest expense over the term of the Credit Agreement.

In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Mr. Kingsley agreed to convert the $1,000,000 outstanding balance under the Credit Agreement to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under that Credit Agreement. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue

(excluding interest and dividends) it collects for the quarter. To the extent BioTime’s expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. This spending restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full. In a recent private placement, the Company received $2.24 million for the sale of equity. Thus, the spending restriction will expire when an additional $2.76 million is obtained through Sales of additional equity securities or when the debenture is paid in full.

Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. Of the $3,350,000 of proceeds, $1,596,124 has been allocated to the warrants, which includes the unamortized portion ($159,122) of the fair value of the warrant issued in connection with the Credit Agreement. The portion of the proceeds allocated to the debentures is being accreted to interest expense over the term of the debentures using the effective interest rate method. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s common shares equals or exceeds 150% of the exercise price for fifteen consecutive trading days.

On March 27, 2002, BioTime entered into a new Revolving Line of Credit Agreement (the “2002 Credit Agreement”) with Alfred D. Kingsley under which BioTime may borrow up to $300,000 for working capital purposes. Interest on borrowings shall accrue at a rate of 10% per annum and is payable with principal on the maturity date. Amounts borrowed under the 2002 Credit Agreement will be due on March 31, 2003 or when BioTime receives at least $600,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements (excluding royalty payments), or any combination of those sources. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $300,000 but less than $600,000. At June 30, 2002, no amounts were outstanding under the 2002 Credit Agreement.

In connection with entering into the 2002 Credit Agreement on March 27, 2002, the Company issued to Mr. Kingsley a warrant to purchase 30,000 of the Company’s common shares at $4.00 per share. The warrant is fully exercisable and non-forfeitable on the date of grant and expires on March 26, 2007. The fair value of the warrant was $60,390 and was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 4.4%; volatility of 84.6%; and no dividends during the expected term. The fair value of the warrant was included in other current assets at June 30, 2002, and is being amortized over the term of the 2002 Credit Agreement.

4.	SHAREHOLDERS’ DEFICIT

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

Under the Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of June 30, 2002, 379,000 shares were available for future grants under the Option Plan; and options to purchase 368,201 shares had been granted and were outstanding at exercise prices ranging from $1.13 to $18.25. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. At June 30, 2002, 5,000 options had vested, and 55,000 options had not vested. The Company recorded a benefit of $23,474 as a result of remeasurement of such options. The benefit recognized on these options during the three months ended June 30, 2002 was recorded as an offset to research and development expense.

5.	NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented. As of June 30, 2002 and 2001, the Company had securities outstanding that could potentially dilute basic earnings per share in the future. Such outstanding securities consisted of the following:

	June 30,

	2002	2001

Outstanding investor and consultant warrants	545,384	50,000
Outstanding employee options	368,201	441,461

Total	913,585	491,461

6.	SUBSEQUENT EVENT

On August 12, 2002, BioTime completed a private placement of 1,852,785 common shares for $2,075,119 ($1,846,856 net proceeds after placement fees) through Ladenburg Thalmann Co. Inc. The money will be used for clinical and pre-clinical product development, and for working capital. The Company has agreed to register these shares for sale under the Securities Act of 1933, as amended. Under the private placement memorandum, the Company is required to file a registration statement with the SEC within fifteen business days after the termination of the offering, and must cause the registration statement to become effective within ninety days after filing. If the Company fails to file the registration statement, or fails to cause it to become effective in a timely fashion, then the Company must pay each holder of the shares, as liquidated damages, 1% of the purchase price of his or her shares for the first month of default, and 2% of the purchase price for each month thereafter until such time as the Company is able to cure the default. In connection with the offering, and in addition to the placement fees referred to above, the Company granted to Ladenburg Thalmann Co. Inc., warrants to purchase 129,695 common shares at an exercise price of $1.34 per share. The warrants are fully vested and non-forfeitable, and expire on August 11, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company’s operating revenues have been generated primarily from licensing fees and royalties, including $2,500,000 of licensing fees received from Abbott Laboratories for the right to manufacture and market Hextend® in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $32,259,827 of losses. The Company’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

     Most of the Company’s research and development efforts have been devoted to the Company’s first three blood volume replacement products: Hextend,® PentaLyte,® and HetaCool.™ By testing and bringing all three products to the market, BioTime can increase its market share by providing the medical community with solutions to match patients’ needs. By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ and tissue transplant surgery, BioTime may also create new market niches for its product line.

     The Company’s first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where it has recently been approved for sale. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products.

     Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase. Revenues for the three months ended June 30, 2002 consist of royalties on sales made by Abbott during the period beginning January 1, 2002 and ending March 31, 2002. Royalty revenues recognized for the three months ended June 30, 2002 were $60,812, a 103% increase over the $29,958 of royalty revenue during the same period of the prior year.

     BioTime received royalty revenues of $85,843 on sales during the three months ended June 30, 2002. These royalties will be recognized as revenue during the third quarter of 2002. This represents a 41.2% increase from second quarter revenue, and a 135.7% increase from revenues recognized during the third quarter of 2001. The growth of royalty revenue from Hextend sales is shown graphically below:

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

     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. BioTime believes that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.

     On June 14, 2002, a Blood Products Advisory Committee chosen by officials of the United States Food and Drug Administration (the “FDA”) advised the FDA that a warning regarding bleeding in cardiac surgery should be added to the labeling of plasma expanders consisting of 6% hetastarch in normal saline. This recommendation was made following reports of bleeding in patients and a request by a manufacturer to add a warning to the labeling of the saline-based hetastarch solution. The Committee recommendation did not pertain to Hextend, which includes 6% hetastarch in a balanced electrolyte solution rather than normal saline, and was considered by the Committee to be a different product.

     BioTime has been informed that Hextend has been purchased for use by certain armed forces units deployed overseas, and arrangements have been made to facilitate additional purchases of Hextend by the military and other federal government agencies. BioTime is continuing to work to promote the use of Hextend by the United States armed forces. Military physicians and researchers are evaluating Hextend for use as part of the standard treatment of hypovolemia in combat casualties, and a number of laboratories under the direction of the armed forces or engaged in civilian-directed medical research projects receiving military funding, have conducted studies using Hextend in animal models of military trauma. Some of the results of these studies were discussed at a recent conference sponsored by the Office of Naval Research and other military organizations to create a consensus regarding animal models for research into military trauma. A group of military and civilian physicians meeting under the acronym “STORMACT” (Strategies TO Reduce Military And Civilian Transfusions), has recommended Hextend for use in the treatment of combat-related injuries.

     The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery. The results of the Phase I trial are scheduled for presentation at the upcoming meeting of the American Society of Anesthesiologists to be held in Orlando, Florida in October 2002.

     The Company is also continuing to develop solutions for low temperature surgery. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the registered trademark “HetaCool™” after FDA approval is obtained. In a recent article appearing in the April 2002 volume of the Canadian Journal of Anesthesia, Drs. David Moskowitz, Aryeh Shander and their colleagues at Engelwood Hospital in New Jersey reported that they replaced 35% of a patient’s blood with Hextend in a procedure known as acute normovolemic hemodilution (ANH) prior to chilling to 15oC and surgically removing a tumor which had grown from the kidney capsule into the inferior vena cava, and up into the right side of the heart. The patient was released from the hospital one week later, and his recovery was uneventful.

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

     BioTime scientists believe that the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as an organ preservation solution or to temporarily replace substantially all of the patient’s circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation.

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

     In order to commence clinical trials for regulatory approval of new products or new therapeutic uses of products, it will be necessary for the Company to prepare and file with the FDA an Investigational New Drug Application (“IND”) or an amendment to expand a previous filing. Filings with foreign regulatory agencies may require clinical trials overseas. The Company is working to obtain regulatory approval in Sweden, a member of the European Union. Regulatory approvals for other countries that are members of the European Union may be obtained through a mutual recognition process. If approvals can be obtained in the requisite number of member nations, then the Company would be permitted to market Hextend in all 16 member nations.

     In addition to developing clinical trial programs, the Company plans to continue to provide funding for its laboratory testing programs at selected universities, medical schools and hospitals for the purpose of developing additional uses of Hextend, PentaLyte, HetaCool, and other new products, but the amount of research that will be conducted at those institutions will depend upon the

Company’s financial status. Because the Company’s research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses during the near future.

Hextend® and PentaLyte® are registered trademarks, and HetaCool™ and HetaFreeze™ are trademarks, of BioTime.

Results of Operations

Revenues

     From inception (November 30, 1990) through June 30, 2002, the Company recognized $2,500,000 of license fee revenues. All license fees based upon milestones under the Abbott License Agreement were earned prior to the year ended December 31, 1999. See Note 2 to the accompanying condensed financial statements.

     From inception (November 30, 1990) through June 30, 2002, the Company has recognized $322,456 in royalty revenue based on product sales. For the three months ended June 30, 2002, the Company recognized $60,812 in royalty revenue, whereas the Company recognized $29,958 for the three months ended June 30, 2001. This 103% increase in royalties is attributable to an increase in product sales by Abbott. See Note 2 to the accompanying condensed financial statements. For the six months ended June 30, 2002, the Company recognized $118,047 in royaly revenue, compared to $62,653 recognized for the six months ended June 30, 2001. Again, this 88% increase is due to an increase in product sales by Abbott. See Note 2 to the accompanying condensed financial statements.

Operating Expenses

     From inception (November 30, 1990) through June 30, 2002, the Company incurred $22,234,562 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $343,473 for the three months ended June 30, 2002, compared to $541,894 for the three months ended June 30, 2001. The decrease is attributable to a concerted and ongoing effort to cut expenses. Specifically, the Company decreased its expenses for laboratory equipment and supplies, fees paid to scientific consultants, clinical trial work, and wages paid to scientific and research personnel within the Company. Research and development expenses decreased to $604,044 for the six months ended June 30, 2002, from $1,095,786 for the six months ended June 30, 2001. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants’ fees. It is expected that research and development expenses will increase if the Company commences new clinical studies of its products in the United States and Europe.

     From inception (November 30, 1990) through June 30, 2002, the Company incurred $14,049,761 of general and administrative expenses. General and administrative expenses were $290,627 for the three months ended June 30, 2002, compared to $613,490 for the three months ended June 30, 2001. General and administrative expenses decreased to $622,034 for the six months ended June 30, 2002, from $1,050,487 for the six months ended June 30, 2001. The decrease is primarily attributable to a reduction in personnel costs, while efforts to cut other expenses have also been a contributing factor. General and administrative expenses include salaries, consultants’ fees, and general operating expenses.

Interest Expense

     For the three months and six months ended June 30, 2002, the Company had interest expense of $215,349 and $387,014, respectively. This interest expense is related to $3,350,000 of debentures issued by the Company to a group of investors in August, 2001. See Note 3 to the condensed financial statements for further details.

Liquidity and Capital Resources

     Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings. On August 12, 2002, BioTime completed a private placement of 1,852,785 common shares for $2,075,119 ($1,846,856 net proceeds after placement fees) through Ladenburg Thalmann Co., Inc. The money will be used for clinical and pre-clinical product development, and for working capital. The Company has agreed to register these shares for sale under the Securities Act of 1933, as amended. Under the private placement memorandum, the Company is required to file a registration statement with the SEC within fifteen business days after the termination of the offering, and must cause the registration statement to become effective within ninety days after filing. If the Company fails to file the registration statement, or fails to cause it to become effective in a timely fashion, then the Company must pay each holder of the shares, as liquidated damages, 1% of the purchase price of his or her shares for the first month of default, and 2% of the purchase price for each month thereafter until such time as the Company is able to cure the default. In connection with the offering, and in addition to the placement fees referred to above, the Company granted to Ladenburg Thalmann Co., Inc., warrants to purchase 129,695 common shares at an exercise price of $1.34 per share. The warrants are fully vested and non-forfeitable, and expire on August 11, 2007.

     During August 2001, the Company received cash and converted debt totaling $3,350,000 through the sale of debentures to a group of private investors, including Alfred D. Kingsley, an investor and consultant to the Company, who purchased $1,500,000 of debentures, and Milton Dresner, a director of the Company. Mr. Kingsley’s investment included the conversion of the $1,000,000 principal balance of a line of credit that he had previously provided.

     Interest on the debentures is payable at an annual rate of 10% and is payable semiannually. The principal amount of the debentures will be due and payable on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenues (excluding interest and dividends) it collects for the quarter. To the extent BioTime’s expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. The spending restriction will expire when BioTime obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. For this purpose, cash revenues will include royalties, license fees, and other proceeds from the sale or licensing of its products and technology, but will not include interest, dividends, and any monies borrowed or the proceeds from the issue or sale of any debt or equity securities. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off the debenture indebtedness in full.

     Investors who purchased the debentures also received warrants to purchase a total of 515,383 common shares at an exercise price of $6.50 per share. The warrants will expire if not exercised by August 1, 2004. Since the end of June 2002, the Company has had the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s common shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen (15)

consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act of 1933, as amended.

     On March 27, 2002, the Company entered into a new Credit Agreement with Alfred D. Kingsley under which the Company may borrow up to $300,000 for working capital purposes. Amounts borrowed under the 2002 Credit Agreement will bear interest at 10% per annum and will be due on March 27, 2003 or when BioTime receives at least $600,000 through the sale of capital stock, loans from other lenders, fees under licensing agreements (excluding royalty payments), or any combination of those sources. Mandatory prepayments of principal will be due to the extent that the Company receives funds from any one or more of those sources in excess of $300,000 but less than $600,000, and the amount of any such mandatory prepayments of principal will reduce the maximum amount available under the 2002 Credit Agreement and will not be available for future borrowings. The Company has the right to make voluntary prepayments of principal that would otherwise not be due, without penalty or premium but with accrued interest, at any time, and any amounts voluntarily prepaid will be available for future borrowings, so long as the Company is not in default under the 2002 Credit Agreement, and the outstanding principal balance loaned under the 2002 Credit Agreement does not exceed $300,000. At June 30, 2002, no amounts were outstanding under the 2002 Credit Agreement.

     In connection with entering into the 2002 Credit Agreement on March 27, 2002, the Company issued to Mr. Kingsley warrants to purchase 30,000 shares of the Company’s common stock at $4.00 per share. The warrants are fully exercisable and non-forfeitable on the date of grant and expire on March 26, 2007. The fair value of the warrant was $60,390 and was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 4.4%; volatility of 84.6%; and no dividends during the expected term. The fair value of the warrant was included in other current assets at June 30, 2002, and is being amortized over the term of the 2002 Credit Agreement.

     BioTime will need to obtain additional equity capital from time to time in the future, as long as the fees it receives from licensing its products to pharmaceutical companies, profits from sales of its products and/or royalty revenues are not sufficient to fund its operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company’s products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, is uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of June 30, 2002, December 31, 2001, or June 30, 2001.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     During August 2002, the Company sold 1,852,785 common shares at $1.12 per share. In connection with the offering, the Company granted to Ladenburg Thalmann Co., Inc., warrants to purchase 129,695 common shares at an exercise price of $1.34 per share. The shares and warrants were offered and sold without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) and Rule 506 thereunder. The Company has agreed to register these shares for sale under the Securities Act of 1933, as amended.

Item 5. Other Information

     On August 13, 2002, Ronald S. Barkin informed the Company that he has decided to resign from the board of directors. Mr. Barkin had served as a director since 1990, and as President of the Company from 1997 until April 1, 2002.

Item 6. Exhibits and Reports of Form 8-K

(a)	Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	1992 Stock Option Plan, as amended.##

10.10	Intellectual Property Agreement between the Company and Ronald S. Barkin.^

10.11	Addenda to Lease Agreement between the Company and Donn Logan.‡

Exhibit
Numbers	Description

10.12	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.13	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.14	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.16	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.17	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.18	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.19	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.20	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann Co., Inc.***

99.1	Certification Pursuant to 18 U.S.C. Section 1350.***

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

†† Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡ Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

**   Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001.

*** Filed herewith.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on July 9, 2002, reporting under Item 5 — disclosing Canadian regulatory approval for the sale of Hextend in Canada.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIOTIME, INC.

Date: August 14, 2002	/s/Paul Segall

Paul Segall Chief Executive Officer

Date: August 14, 2002	/s/Steven Seinberg

Steven Seinberg Chief Financial Officer

EXHIBIT INDEX

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	1992 Stock Option Plan, as amended.##

10.10	Intellectual Property Agreement between the Company and Ronald S. Barkin.^

10.11	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.12	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.13	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.14	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.16	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.17	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.18	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.19	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.20	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann Co., Inc.***

99.1	Certification Pursuant to 18 U.S.C. Section 1350.***

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

†† Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡ Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

**   Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001.

*** Filed herewith.