Form 10-Q/A
period 2002-06-30
BIOTIME INC
filed 2002-08-28
CIK 876343

FORM 10-Q/A-1

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

     This Amendment is being filed in order to correct two numerical errors in Footnote 3, and two typographical errors on the lower axis of the graph found in the Overview Section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Mr. Kingsley agreed to convert the $1,000,000 outstanding balance under the Credit Agreement to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under that Credit Agreement. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue

(excluding interest and dividends) it collects for the quarter. To the extent BioTime’s expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. This spending restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full. In a recent private placement, the Company received $2.08 million for the sale of equity. Thus, the spending restriction will expire when an additional $2.92 million is obtained through Sales of additional equity securities or when the debenture is paid in full.

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

*** Previously filed.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on July 9, 2002, reporting under Item 5 — disclosing Canadian regulatory approval for the sale of Hextend in Canada.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIOTIME, INC.

Date: August 28, 2002	/s/Paul Segall

Paul Segall Chief Executive Officer

Date: August 28, 2002	/s/Steven Seinberg

Steven Seinberg Chief Financial Officer

EXHIBIT INDEX

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	1992 Stock Option Plan, as amended.##

10.10	Intellectual Property Agreement between the Company and Ronald S. Barkin.^

10.11	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.12	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.13	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.14	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.16	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.17	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.18	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.19	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.20	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann Co., Inc.***

99.1	Certification Pursuant to 18 U.S.C. Section 1350.***

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

*** Previously filed.