Form 10-Q
period 2002-09-30
BIOTIME INC
filed 2002-11-14
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-12830

BioTime, Inc.
(Exact name of registrant as specified in its charter)

California	94-3127919
(State or other jurisdiction of incorporation	(IRS Employer
or organization)	Identification No.)

935 Pardee Street
Berkeley, California 94710
(Address of principal executive offices)

(510) 845-9535
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,490,101 common shares, no par value, as of November 8, 2002.

PART 1— FINANCIAL INFORMATION

     Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this report under Note 1 to Financial Statements, and in BioTime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

Item 1. Financial Statements

BIOTIME, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,829,139	$1,652,748
Prepaid expenses and other current assets	4,090	109,431

Total current assets	1,833,229	1,762,179

EQUIPMENT, Net of accumulated depreciation of $458,670 at September 30, 2002 and $409,331 at December 31, 2001	118,608	167,946
DEPOSITS AND OTHER ASSETS	11,250	11,250

TOTAL ASSETS	$1,963,087	$1,941,375

LIABILITIES AND SHAREHOLDERS’ DEFICIT
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$278,037	$309,347

DEBENTURES, net of discount of $1,307,681 and $1,618,878	2,042,319	1,731,122

SHAREHOLDERS’ DEFICIT:
Preferred Shares, no par value, undesignated as to Series, 1,000,000 shares authorized; none outstanding
Common Shares, no par value, 40,000,000 shares authorized; issued and outstanding 13,490,101 at September 30, 2002 and 11,627,316 at December 31, 2001	32,412,280	30,602,003
Contributed Capital	93,973	93,972
Deficit accumulated during development stage	(32,863,522)	(30,795,069)

Total shareholders’ deficit	(357,269)	(99,094)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,963,087	$1,941,375

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Period from Inception
	September 30,	September 30,	September 30,	September 30,	(November 30, 1990) to
	2002	2001	2002	2001	September 30, 2002

REVENUE:
License fee	$—	$—	$—	$—	$2,500,000
Royalty	85,843	36,416	203,890	99,069	408,299

Total revenue	$85,843	$36,416	$203,890	$99,069	$2,908,299

EXPENSES:
Research and development	251,994	290,550	856,038	1,386,336	22,599,581
General and administrative	151,446	505,525	773,480	1,556,012	13,972,708

Total expenses	403,440	796,075	1,629,518	2,942,348	36,572,289

Interest and other income (expense)—net:	(261,267)	(101,614)	(642,825)	(89,757)	825,299

NET LOSS	$(578,864)	$(861,273)	$(2,068,453)	$(2,933,036)	$(32,838,691)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.07)	$(0.18)	$(0.26)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE AMOUNTS	12,289,705	11,583,500	11,815,101	11,498,381

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Period from Inception
	September 30,		(November 30, 1990) to
	2002	2001	September 30, 2002

OPERATING ACTIVITIES:
Net loss	$(2,068,453)	$(2,933,036)	$(32,838,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred Revenue	—	—	(1,000,000)
Depreciation	49,339	47,163	465,211
Amortization of deferred Financing Costs	311,197	147,298	543,035
Cost of Donation — warrants	—	—	552,000
Cost of Services — options and warrants	77,922	75,976	1,311,406
Supply Reserves	—	—	200,000
Changes in operating assets and liabilities:
Research and development supplies on hand	—	—	(200,000)
Decrease/(increase) in prepaid expenses and other current assets	44,950	(4,988)	(64,481)
Deposits and other assets	—	—	(11,250)
Increase in accounts payable	(31,310)	(257,505)	278,037
License fee receivables	—	—	—
Deferred revenue	—	—	1,000,000

Net cash used in operating activities	(1,616,355)	(2,925,092)	(29,764,733)

INVESTING ACTIVITIES:
Sale of investments	—	—	197,400
Purchase of short-term investments	—	—	(9,946,203)
Redemption of short-term investments	—	—	9,946,203
Purchase of equipment and furniture	—	(5,522)	(567,392)

Net cash used in investing activities	—	(5,522)	(369,992)

FINANCING ACTIVITIES:
Issuance of debentures and warrants for cash	—	3,350,000	3,350,000
Issuance of preferred shares for cash	—	—	600,000
Preferred shares placement costs	—	—	(125,700)
Issuance of common shares for cash	2,075,119	—	25,776,851
Common shares placement costs	(282,373)	—	(2,498,870)
Net proceeds from exercise of common share options and warrants	—	199,360	5,011,589
Contributed capital — cash	—	—	77,547
Dividends paid on preferred shares	—	—	(24,831)
Repurchase Common Shares	—	—	(202,722)

Net cash provided by financing activities	1,792,746	3,549,360	31,963,864

INCREASE IN CASH AND CASH EQUIVALENTS	176,391	618,746	1,829,139
CASH AND CASH EQUIVALENTS:
At beginning of period	1,652,748	1,318,338	—

At end of period	$1,829,139	$1,937,084	$1,829,139

(Continued)

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Period from Inception
	September 30,		(November 30, 1990) to
	2002	2001	September 30, 2002

NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of contributed equipment			$16,425
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction			$197,400
Issuance of warrants for private placement costs	$163,583		$163,583
Issuance of warrants related to debenture financing and Line of Credit Agreement	$60,390	$1,850,716	$1,911,106
Conversion of Line of Credit to debentures, net of deferred financing fees		$840,878	$840,878

See notes to condensed financial statements.	(Concluded)

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The condensed balance sheet as of September 30, 2002, the condensed statements of operations for the three months and nine months ended September 30, 2002 and 2001 and the period from inception (November 30, 1990) to September 30, 2002, and the statements of cash flows for the nine months ended September 30, 2002 and 2001 and the period from inception (November 30, 1990) to September 30, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and for all periods presented have been made. The balance sheet as of December 31, 2001 is derived from the Company’s audited financial statements as of that date. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2001.

Development Stage Enterprise — Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred operating losses of $32,838,691 from inception to September 30, 2002. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

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

Under the License Agreement, Abbott has paid BioTime $2,500,000 in milestone payments that were payable when BioTime achieved specific milestones including the signing of the agreement, issuance of a patent, filing a new drug application with the FDA, obtaining FDA approval of the new drug application, and the first sale of the product, all of which were achieved by 1999. The Company recognized the revenue associated with the signing of the agreement over the regulatory approval period; while the other milestone payments were recognized as revenue when those milestones were achieved, as they coincided with substantive stages of progress under the arrangement.

Additional license fees of up to $37,500,000 will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott’s obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country. No amounts have been paid to BioTime under this portion of the license agreement.

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

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended September 30, 2002 include royalties on sales made by Abbott during the three months ended June 30, 2002. Royalties on sales made during the third quarter of 2002 will not be recognized by the Company until the fourth quarter of fiscal year 2002.

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

Recently issued accounting standards —

Business combinations and goodwill — In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS 142 on January 1, 2002. The adoption of this statement did not have a material impact on the condensed financial statements.

Impairment and disposal of long- lived assets — In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on the condensed financial statements.

Accounting for costs associated with exit or disposal activities — In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost would have been recognized on the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the recognition of future restructuring costs if applicable, as well as the amounts recognized.

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

In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Mr. Kingsley agreed to convert the $1,000,000 outstanding balance under the Credit Agreement to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under that Credit Agreement. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue (excluding interest and dividends) it collects for the quarter. To the extent BioTime’s expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. This spending restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full. In a recent private placement, the Company received $2.08 million for the sale of equity. Thus, the spending restriction will expire when an additional $2.92 million is obtained through the sales of additional equity securities or when the debenture is paid in full.

Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. Of the $3,350,000 of proceeds, $1,596,124 has been allocated to the warrants, which includes the unamortized portion $159,122 of the fair value of the warrant issued in connection with the Credit Agreement. The portion of the proceeds allocated to the debentures is being accreted to interest expense over the term of the debentures using the effective interest rate method. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s common shares equals or exceeds 150% of the exercise price for fifteen consecutive trading days.

On March 27, 2002, BioTime entered into a new Revolving Line of Credit Agreement (the “2002 Credit Agreement”) with Alfred D. Kingsley which entitled BioTime to borrow up to $300,000 for working capital purposes. The 2002 Credit Agreement expired when the Company received $1,792,746 in net proceeds from a private placement offering (see Note 4). The Company had no borrowings under the 2002 Credit Agreement at September 30, 2002.

In connection with entering into the 2002 Credit Agreement on March 27, 2002, the Company issued to Mr. Kingsley a warrant to purchase 30,000 of the Company’s common shares at $4.00 per share. The warrant is fully exercisable and non-forfeitable on the date of grant and expires on March 26, 2007. The fair value of the warrant was $60,390 and was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 4.4%; volatility of 84.6%; and no dividends during the expected term. The fair value of the warrant was being amortized over the term of the 2002 Credit Agreement. As the 2002 Credit Agreement expired, the warrant has been fully expensed, at September 30, 2002.

4.	SHAREHOLDERS’ DEFICIT

The Board of Directors of the Company adopted the 1992 Stock Option Plan (the “1992 Plan”) during September 1992. The 1992 Plan was approved by the shareholders at the 1992 Annual Meeting of Shareholders on December 1, 1992. Under the 1992 Plan, as amended, the Company has reserved 1,800,000 common shares for issuance under options granted to eligible persons. No options may be granted under the 1992 Plan more than ten years after the date the 1992 Plan was adopted by the Board of Directors, and no options granted under the 1992 Plan may be exercised after the expiration of ten years from the date of grant.

Under the 1992 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of September 30, 2002, options to purchase 368,201 shares had been granted and were outstanding at exercise prices ranging from $1.13 to $18.25 under the 1992 Stock Option Plan. Of the options granted to consultants, options to purchase 60,000 common shares vest upon achievement of certain milestones. At September 30, 2002, 23,000 options had vested, and 37,000 options had not vested. The Company recorded a benefit of $17,699 as a result of remeasurement of such options. The benefit recognized on these options during the three months ended September 30, 2002 was recorded as an offset to research and development expense.

During September 2002, the Company’s board of directors adopted, and during October 2002, the shareholders approved, a new stock option plan (the “2002 Plan”). Under the 2002 Plan, as amended, the Company has reserved 1,000,000 shares. The Company granted to certain employees, consultants, and directors, options to purchase a total of 445,000 common shares at an exercise price of $4.00 per share, and granted one new director options to purchase 18,332 common shares at an exercise price of $1.00 per share. As these options were approved by the shareholders in October, 2002, there was no measurement date for these options through September 30, 2002. The options were granted without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) and Rule 506 thereunder. The Company intends to register these options and shares for sale under the Securities Act of 1933, as amended.

On August 12, 2002, BioTime completed a private placement of 1,852,785 common shares for $2,075,119 ($1,792,746 net proceeds after cash placement fees of $282,373) through Ladenburg Thalmann & Co. Inc. The money will be used for clinical and pre-clinical product development, and for working capital. The Company has registered these shares for sale under the Securities Act of 1933, as amended. In connection with the offering, and in addition to the placement fees referred to above, the Company granted to Ladenburg Thalmann & Co. Inc., warrants to purchase 129,695 common shares at an exercise price of $1.34 per share. The warrants are fully vested and non-forfeitable, and expire on August 11, 2007.

5.	NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented. As of September 30, 2002 and 2001, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effects would have been anti-dilutive, given the Company’s losses. Such outstanding securities consisted of the following:

	September 30,

	2002	2001

Outstanding investor and consultant warrants	725,079	565,384
Outstanding employee options	368,201	421,701

Total	1,093,280	987,085

     The Company had 16,201 “in the money” options and warrants at September 30, 2002 and 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company’s operating revenues have been generated primarily from licensing fees and royalties, including $2,500,000 of licensing fees received from Abbott Laboratories for the right to manufacture and market Hextend® in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $32,838,691 of losses. During the first nine months of 2002 the Company had an operating loss of $2,068,453. The Company’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

     Most of the Company’s research and development efforts have been devoted to the Company’s first three blood volume replacement products: Hextend®, PentaLyte®, and HetaCool™. By testing and bringing all three products to the market, BioTime believes it can increase its market share by providing the medical community with solutions to match patients’ needs. By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ and tissue transplant surgery, BioTime may also create new market niches for its product line.

     The Company’s first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and blood pressure and keeps vital organs perfused during surgery. Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where it was approved for sale in July, 2002.

     Abbott also has a right to obtain licenses to manufacture and sell other BioTime products in the United States and Canada, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products. BioTime has retained all rights to manufacture, sell or license Hextend, PentaLyte, HetaCool, and other products in all other countries. BioTime and certain pharmaceutical companies are discussing potential manufacturing, distributing and marketing agreements for BioTime products in the rest of the world.

     Under its License Agreement with the Company, Abbott will report sales of Hextend and pay the Company the royalties and license fees due on account of those sales within 90 days after the end of each calendar quarter. The Company recognizes those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase. Revenues for the three months ended September 30, 2002 consist of royalties on sales made by Abbott during the period beginning April 1, 2002 and ending June 30, 2002. Royalty revenues recognized for the three months ended September 30, 2002 were $85,843, a 136% increase over the $36,416 of royalty revenue during the same period last year.

     BioTime will receive $148,751 in royalties from Abbott, based on Hextend sales during the three months ended September 30, 2002, and Abbott’s option to preserve certain rights under the License Agreement. This revenue will be recognized during the fourth quarter.

     Abbott’s marketing strategy is designed to reach its target customer base through sales calls and an advertising campaign focused on the use of a plasma-like substance to replace lost blood volume and the ability of Hextend to support vital physiological processes.

     In March, 1999, Hextend was approved for use and added to hospital formularies in hundreds of hospitals. Inclusion on hospital formularies is important because it enables physicians to obtain Hextend without the need to special order it. Obtaining formulary approval can be a lengthy process and requires diligent efforts by the sales force who not only provide Hextend to the hospital but also can provide the formulary committee with necessary information showing that the product is safe and effective.

     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. BioTime believes that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.

     The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery. BioTime has spent approximately $2,000,000 in direct costs through September 30, 2002 developing PentaLyte, including $3,000 spent during the three months ended September 30, 2002. The Company’s ability to commence and complete additional clinical studies of PentaLyte depends on its cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than our Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted the Company to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use by the FDA in other products. Because PentaLyte contains a starch that has not been approved by the FDA for use in a plasma volume expander, the Company had to complete a Phase I clinical trial of PentaLyte, may have to complete a Phase II clinical trial in addition to a Phase III trial, or a combined Phase II/Phase III trial, that will involve more patients than the Hextend trials. The Company estimates that the Phase II trial that it is planning could be undertaken for approximately $1,500,000, but it does not yet know the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products BioTime is developing.

     Plasma volume expanders and other products containing a starch similar to that used in PentaLyte have been approved for use in certain foreign countries. The regulatory agencies in those countries may be willing to accept applications for regulatory approval of PentaLyte based upon clinical trials smaller in scope than those that may be required by the FDA. This would permit BioTime to bring PentaLyte to market overseas more quickly than in the United States, provided that suitable licensing arrangements can be made with foreign pharmaceutical companies to obtain financing for clinical trials and manufacturing and marketing arrangements.

     The Company is also continuing to develop solutions for low temperature surgery. A number of physicians have reported using Hextend to treat hypovolemia under mild hypothermic conditions during cardiac surgery. Additional cardiac surgeries have been performed at deeper hypothermic temperatures. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the trademark “HetaCool™” if FDA approval is obtained.

     In February, 2001, BioTime launched a research program using HetaCool in animal models of trauma at the State University of New York Health Science Center in Brooklyn. Preliminary laboratory results there have already supported the feasibility of using HetaCool to treat subjects following severe hemorrhage. The use of HetaCool at near-freezing temperatures also will be studied in animal models of cardiovascular surgery at the Texas Heart Institute in Houston. The project has been approved by the appropriate internal committees, and is awaiting the beginning of experimentation.

     BioTime has spent approximately $1,600,000 through September 30, 2002 developing HetaCool, including $20,000 spent during the three months ended September 30, 2002. These costs do not include the cost of developing Hextend, upon which HetaCool is based. BioTime scientists believe that the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as an organ preservation solution or to temporarily replace substantially all of the patient’s circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. However, the cost and time to complete the development of HetaCool, including clinical trials, cannot be presently determined.

     Until such time as BioTime is able to complete the development of PentaLyte and HetaCool and to enter into commercial license agreements for those products and foreign commercial license agreements for Hextend, BioTime will depend upon royalties from the sale of Hextend by Abbott Laboratories as its principal source of revenues.

     The amount and pace of research and development work that BioTime can do or sponsor, and BioTime’s ability to commence and complete clinical trials required to obtain FDA and foreign regulatory approval of products, depends upon the amount of money BioTime has. Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of those costs and the uncertainty as to the timing, source, and amount of capital that will become available for those projects. The Company has already curtailed the pace of its product development efforts due to the limited amount of funds available, and it may have to postpone further laboratory and clinical studies, unless its cash resources increase through a growth in revenues, additional equity investment, borrowing, or third party sponsorship.

     Because the Company’s research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses during the near future.

     Hextend® and PentaLyte® are registered trademarks, and HetaCool™ and HetaFreeze™ are trademarks, of BioTime.

Results of Operations

Revenues

     From inception (November 30, 1990) through September 30, 2002, the Company recognized $2,500,000 of license fee revenues. All license fees based upon milestones under the Abbott License Agreement were earned prior to the year ended December 31, 1999. See Note 2 to the accompanying condensed financial statements.

     From inception (November 30, 1990) through September 30, 2002, the Company has recognized $408,299 in royalty revenue based on product sales. For the three months ended September 30, 2002, the Company recognized $85,843 in royalty revenue, compared to $36,416 for the three months ended September 30, 2001. This 136% increase in royalties is attributable to an increase in product sales by Abbott. See Note 2 to the accompanying condensed financial statements. For the nine months ended September 30, 2002, the Company recognized $203,890 in royalty revenue, compared to $99,069 recognized for the nine months ended September 30, 2001. Again, this 106% increase is due to an increase in product sales by Abbott. See Note 2 to the accompanying condensed financial statements.

Operating Expenses

     From inception (November 30, 1990) through September 30, 2002, the Company incurred $22,599,581 of research and development expenses, including salaries, supplies and other related expense items. Research and development expenses were $251,994 for the three months ended September 30, 2002, compared to $290,550 for the three months ended September 30, 2001. The decrease is attributable to a decrease in insurance costs of $56,158, and a decrease in fees paid to scientific consultants of $56,404. These decreases were offset somewhat by an increase in rent of $9,821, and by an adjustment ($59,000 in the third quarter of 2001 versus $18,000 in the third quarter of 2002) resulting from the revaluation of options granted to consultants. Research and development expenses decreased to $856,038 for the nine months ended September 30, 2002, from $1,386,336 for the nine months ended September 30, 2001. This decrease is mainly attributable to decreases in salaries by $222,013 and consultants’ fees by $314,154; these decreases were offset to some extent by an increase in insurance expense of $14,846. It is expected that research and development expenses will increase if the Company commences new clinical studies of its products in the United States and Europe.

     From inception (November 30, 1990) through September 30, 2002, the Company incurred $13,972,708 of general and administrative expenses. General and administrative expenses were $151,446 for the three months ended September 30, 2002, compared to $505,525 for the three months ended September 30, 2001. General and administrative expenses decreased to $773,480 for the nine months ended September 30, 2002, from $1,556,012 for the nine months ended September 30, 2001. The decrease is primarily attributable to a reduction in personnel costs by $270,741, while efforts to cut other expenses have also been a contributing factor. For example, legal and accounting expenses were reduced by $27,751. General and administrative expenses include salaries, consultants’ fees, and general operating expenses.

Interest Expense

     For the three months and nine months ended September 30, 2002, the Company had interest expense of $242,069 and $629,083, respectively, while for the same periods in 2001, it had interest expense of $70,892 and $84,262, respectively. This interest expense is related to $3,350,000 of debentures issued by the Company to a group of investors in August, 2001. See Note 3 to the condensed financial statements for further details. The increases seen from 2001 to 2002 are generally attributable to the fact that there was interest expense on the debentures for only 1.5 months as of September 30, 2001, compared to nine months of interest expense in 2002.

Liquidity and Capital Resources

     As of September 30, 2002, the Company had $1,829,139 of cash and cash equivalents on hand. At the current rate of spending, the Company estimates that those funds will last approximately eleven months.

     Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings. On August 12, 2002, BioTime completed a private placement of 1,852,785 common shares for $2,075,119 ($1,792,746 net proceeds after cash placement fees of $282,373) through Ladenburg Thalmann & Co. Inc. The Company has registered these shares for sale under the Securities Act of 1933, as amended. In connection with the offering, and in addition to the placement fees referred to above, the Company granted to Ladenburg Thalmann & Co. Inc., warrants to purchase 129,695 common shares at an exercise price of $1.34 per share. The warrants are fully vested and non-forfeitable, and expire on August 11, 2007.

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

     On March 27, 2002, the Company entered into a new Credit Agreement with Alfred D. Kingsley under which the Company may borrow up to $300,000 for working capital purposes. This line of credit has expired, and no amounts were borrowed under it.

     In connection with entering into the 2002 Credit Agreement on March 27, 2002, the Company issued to Mr. Kingsley warrants to purchase 30,000 shares of the Company’s common stock at $4.00 per share. The warrants are fully exercisable and non-forfeitable on the date of grant and expire on March 26, 2007. The fair value of the warrant was $60,390 and was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 4.4%; volatility of 84.6%; and no dividends during the expected term. The fair value of the warrant was included in other current assets at September 30, 2002, and was being amortized over the term of the 2002 Credit Agreement. As the 2002 Credit Agreement expired, the warrant has been fully expensed at September 30, 2002.

     BioTime will need to obtain additional equity capital from time to time in the future, as long as the fees it receives from licensing its products to pharmaceutical companies, profits from sales of its products, and royalty revenues are not sufficient to fund its operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company’s products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company did not hold any market risk sensitive instruments as of September 30, 2002, December 31, 2001, or September 30, 2001.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     The Company’s management, including its principal executive officer and its principal financial officer, have reviewed and evaluated the Company’s disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Following this review and evaluation, management has collectively determined that the Company’s disclosure controls and procedures are sufficient to ensure that material information relating to the Company with respect to the period covered by this report was made known to them.

     However, management has also concluded that certain aspects of its accounting and reporting functions that might affect disclosure could be improved. While management believes that this deficiency is not material, management has committed itself to take action to improve its internal control structure.

Changes in Internal Controls

     There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the review by the Chief Executive Officer and Chief Financial Officer.

     Following the review and evaluation of the Company’s disclosure controls and procedures, management has committed itself to take several steps that it feels are necessary to strengthen its accounting and reporting function, including improvement of the capabilities of its accounting personnel, investigation into the possible replacement or updating of its accounting software, adoption of more frequent internal reviews and reconciliations of financial information, and improvement of the Company’s budgeting process.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     During September 2002, the Company’s board of directors adopted, and during October 2002, the shareholders approved, a new stock option plan (the “2002 Plan”). Under the 2002 Plan, as amended, the Company has reserved 1,000,000 common shares. The Company granted to certain employees, consultants, and directors, options to purchase a total of 445,000 common shares at an exercises price of $4.00 per share, and granted one new director options to purchase 18,332 common shares at an exercise price of $1.00 per share. As these options were approved by the shareholders in October of 2002, there was no measurement date for these options through September 30, 2002. The options were granted without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) and Rule 506 thereunder. The Company intends to register these options and shares for sale under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on October 28, 2002. At the meeting, the shareholders elected directors and voted to approve the Company’s 2002 Stock Option Plan and to ratify the appointment of the Company’s independent auditors.

The following table presents the results of the vote for the election of directors.

Director	Votes For	Votes Withheld

Milton H. Dresner	11,968,619	215,723
Katherine Gordon	11,968,619	215,723
Jeffrey B. Nickel	11,915,719	268,623
Judith Segall	11,944,789	239,553
Paul Segall	11,850,609	333,733
Hal Sternberg	11,915,719	268,623
Harold Waitz	11,968,619	215,723
Michael D. West	11,968,619	215,723

There were 5,580,171 votes for the approval of the 2002 Stock Option Plan, 535,891 votes against, and 6,068,280 abstentions and broker non-votes.

There were 11,846,493 votes for the ratification of the appointment of the Company’s independent auditors, 153,297 votes against, and 184,552 abstentions.

Item 5. Other Information.

     During September 2002, the board of directors approved the renewal of the engagement of Greenbelt Corp. as the financial advisor of the Company for the 12 months ending March 31, 2003.

Item 6. Exhibits and Reports of Form 8-K

(a)  Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	1992 Stock Option Plan, as amended.##

10.10	Intellectual Property Agreement between the Company and Ronald S. Barkin.^

10.11	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.12	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.13	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

Exhibit
Numbers	Description

10.14	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.16	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.17	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.18	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.19	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.20	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

99.1	Certification Pursuant to 18 U.S.C. Section 1350.****

†	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post- Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

*	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-30603 filed with the Securities and Exchange Commission on July 2, 1997.

^ ^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to the Company’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002.
****	Filed herewith.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on July 9, 2002, reporting under Item 5 — disclosing Canadian regulatory approval for the sale of Hextend in Canada.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 14, 2002	/s/ Paul Segall

Paul Segall
Chief Executive Officer

Date: November 14, 2002	/s/ Steven A. Seinberg

Steven A. Seinberg
Chief Financial Officer

Certifications

I,    Paul Segall   , certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioTime, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul Segall Paul Segall Chairman and Chief Executive Officer

Certifications

I,    Steven A. Seinberg   , certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioTime, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven A. Seinberg Steven A. Seinberg Chief Financial Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	1992 Stock Option Plan, as amended.##

10.10	Intellectual Property Agreement between the Company and Ronald S. Barkin.^

10.11	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.12	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.13	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.14	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.16	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

Exhibit
Numbers	Description

10.17	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.18	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.19	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.20	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

99.1	Certification Pursuant to 18 U.S.C. Section 1350.****

†	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

*	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-30603 filed with the Securities and Exchange Commission on July 2, 1997.

^ ^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to the Company’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002.
****	Filed herewith.