Form 10-K
period 2002-12-31
BIOTIME INC
filed 2003-03-31
CIK 876343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code (510) 845-9535

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, no par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      No [X]

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant was $ 17,580,015 as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

13,565,101
(Number of Common Shares outstanding as of March 20, 2003)
Documents Incorporated by Reference
None

PART I

     Statements made in this Form 10-K that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as “expects,” “may,” “will,” “anticipates,“intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. See “Risk Factors” and Note 1 to Financial Statements.

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

     The Company’s first product, Hextend®, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and blood pressure and keeps vital organs perfused during surgery. Hextend, approved for use in major surgery, is the only blood plasma volume expander that contains a medically approved form of starch called hetastarch, lactate, multiple electrolytes and glucose. Hextend is designed to compete with and to replace products that have been used to maintain fluid volume and blood pressure during surgery. These competing products include albumin and other colloid solutions, and crystalloid solutions. Albumin is a solution that contains a protein processed from human blood. Other colloid solutions contain proteins or a starch that keep the fluid in the patient’s circulatory system in order to maintain blood pressure. Crystalloid solutions generally contain salts and may also contain other electrolytes, and are not as effective as Hextend, albumin and other colloids on a per unit basis in maintaining a patient’s circulatory system fluid volume and pressure. Hextend is also completely sterile to avoid risk of infection. Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures.

     Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where an application for marketing was approved on July 8, 2002. Hextend product launch in Canada is expected during the second quarter of this year. On March 27, 2003, the Company and CJ Corp. (“CJ”) entered into an Exclusive License Agreement (the “CJ Agreement”) under which the Company granted to CJ an exclusive license to manufacture and sell Hextend and PentaLyte in the Republic of Korea. Abbott and CJ also have rights to obtain licenses to manufacture and sell other BioTime products. See “Licensing” for more information about the license granted to Abbott Laboratories and CJ.

     As part of the marketing program, a number of studies have been conducted that show the advantages of receiving Hextend and other BioTime products during surgery. For example, the results of a clinical trial by NJ Wilkes et al performed in England and entitled “The effects of balanced versus saline-based hetastarch and crystalloid solutions on acid-base and electrolyte status and gastric mucosal perfusion in elderly surgical patients” was published in the October 2001 edition of Anesthesia and Analgesia, and underscores a number of Hextend benefits including maintenance of normal acid-base balance, blood calcium and chloride levels and perfusion of portions of the gastro-intestinal tract. As future studies such as these are completed, the results will be presented at medical conferences and articles will be written for publication in medical journals. The Company is also aware of independent studies using Hextend that are being conducted which may be published in medical journals or reported at medical conferences. The outcome of future medical studies and timing of the publication or presentation of the results could have an effect on Hextend sales.

     Hextend has been approved for use and added to hospital formularies, and has obtained or is seeking formulary committee approval at many additional hospitals. Inclusion on hospital formularies is important because it enables physicians to obtain Hextend without the need to special order it. Obtaining formulary approval generally takes several months and often requires diligent efforts.

     The Company is also developing two other blood volume replacement products, PentaLyte,® and HetaCool,TM that, like Hextend,® have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance.

     Various colloid and crystalloid products are being marketed by other companies for use in maintaining patient fluid volume in surgery and trauma care, but those solutions do not contain the unique comprehensive combination of electrolytes, glucose, lactate and hydroxyethyl starch found in Hextend, PentaLyte, and HetaCool. The use of competing solutions can contribute to patient morbidity, including conditions such as hypovolemia, fluid accumulation in body tissues, impaired blood clotting, and a disturbance of the delicate chemical balances on which most of the body’s chemical reactions depend. One of these competing products is 6% hetastarch in saline solution. On June 14, 2002, the Blood Products Advisory Committee of the United States Food and Drug Administration voted 8-0 with 2 abstentions to recommend to the FDA that the labeling of 6% hetastarch in saline should be changed by adding a warning regarding the risk of bleeding during cardiac surgery. No such recommendation was made for Hextend since it is a different product.

     Another competing product is albumin produced from human plasma. Albumin is more expensive than Hextend and is subject to supply shortages. An FDA warning has cautioned physicians about the risk of administering albumin to seriously ill patients.

     Based upon the results of its clinical studies and laboratory research, the Company has determined that in many emergency care and surgical applications it is not necessary for a plasma volume expander to include special oxygen carrying molecules to replace red blood cells. Therefore, the Company is developing formulations that do not use costly and potentially toxic oxygen carrying molecules such as synthetic hemoglobin and perfluorocarbons. However, recent laboratory findings by Company scientists suggest that Hextend can allow hemoglobin-based oxygen carrier solutions to be used more effectively.

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

     BioTime has completed a Phase I clinical trial of PentaLyte involving a small number of subjects and has submitted its findings to the FDA. BioTime plans to test PentaLyte for the treatment of hypovolemia in surgery. PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized. PentaLyte is designed for use when short lasting volume expansion is desirable. BioTime’s ability to commence and complete its clinical studies of PentaLyte depends on its cash resources and the costs involved, which are not presently determinable.

     BioTime is also continuing to develop solutions for low temperature surgery and trauma care. A number of physicians have reported using Hextend to treat hypovolemia under mild hypothermic conditions during cardiac surgery. Additional cardiac surgeries have been performed at deeper hypothermic temperatures. In one case, Hextend was used to treat hypovolemia in a cancer patient operated on under deep hypothermic conditions in which the heart was arrested. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to conduct trials using Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the trade mark “HetaCool” after FDA approval is obtained.

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

     Hextend® and PentaLyte® are registered trademarks, and HetaCoolTM is a trademark, of BioTime, Inc.

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

The Market for Products for Hypothermic Surgery

     In 1997, more than 500,000 coronary bypass and other open heart surgeries were performed in the United States annually. Approximately 18,000 aneurysm surgeries and 4,000 arterio-venous malformation surgeries were performed in the United States during 1989. Current estimates indicate that more than one million people over age 55 have pathological changes associated with aortic arch aneurysms. Open heart procedures often require the use of cardio-pulmonary bypass equipment to do the work of the heart and lungs during the surgery. During open heart surgery and surgical procedures for the treatment of certain cardiovascular conditions such as large aneurysms, cardiovascular abnormalities and damaged blood vessels in the brain, surgeons must temporarily interrupt the flow of blood through the body. Interruption of blood flow can be maintained only for short periods of time at normal body temperatures because many critical organs, particularly the brain, are quickly damaged by the resultant loss of oxygen. As a result, certain surgical procedures are performed at low temperatures because lower body temperature helps to minimize the chance of damage to the patient’s organs by reducing the patient’s metabolic rate, thereby decreasing the patient’s needs during surgery for oxygen and nutrients which normally flow through the blood.

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

Hextend, PentaLyte and HetaCool

     The Company’s first three blood volume replacement products, Hextend, PentaLyte, and HetaCool have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance. Hextend, PentaLyte, and HetaCool, are composed of a hydroxyethyl starch, electrolytes, sugar and lactate in an aqueous base. Hextend and HetaCool use a high molecular weight hydroxyethyl starch (hetastarch) whereas PentaLyte uses a lower, molecular weight hydroxyethyl starch (pentastarch). The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend and HetaCool the products of choice when a larger volume of plasma expander or blood replacement solution for low temperature surgery is needed or where the patient’s ability to restore his own blood proteins after surgery is compromised. PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and HetaCool and might be used when less plasma expander is needed or where the patient is more capable of quickly restoring lost blood proteins. The Company has also tested HexaLyte, a new plasma volume expander that contains a low molecular weight hydroxyethyl starch and that would be eliminated from the body more rapidly than Hextend and HetaCool, but not as rapidly as PentaLyte. BioTime believes that by testing and bringing these products to the market, it can increase its market share by providing the medical community with solutions to match patients’ needs.

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

     On June 14, 2002, the Blood Products Advisory Committee of the United States Food and Drug Administration voted 8-0 with 2 abstentions to recommend to the FDA that the labeling of 6% hetastarch in saline should be changed by adding a warning regarding the risk of bleeding during cardiac surgery. 6% hetastarch in saline solution is a plasma volume expander that competes in the market with Hextend. No such recommendation was made for Hextend since it is a different product.

     Albumin produced from human plasma is also used as plasma volume expander, but it is expensive and subject to supply shortages. Additionally, an FDA warning has cautioned physicians about the risk of administering albumin to seriously ill patients.

     BioTime has not attempted to synthesize potentially toxic and costly oxygen carrying molecules such as hemoglobin because the loss of fluid volume and physiological balance may contribute as much to shock as the loss of the oxygen carrying component of the blood. Surgical and trauma patients are routinely given supplemental oxygen and retain a substantial portion of their own red blood cells. Whole blood or packed red blood cells are generally not transfused during surgery or in trauma care until several units of plasma volume expanders have been administered and the patient’s hematocrit has fallen to the transfusion trigger. Therefore, the lack of oxygen carrying molecules in the Company’s solutions should not pose a significant contraindication to use.

     However, BioTime scientists have conducted laboratory animal experiments in which they have shown that Hextend can be successfully used in conjunction with a hemoglobin-based oxygen carrier solution approved for veterinary purposes to completely replace the animal’s circulating blood volume without any subsequent transfusion and without the use of supplemental oxygen. By diluting these oxygen carrier solutions, Hextend may reduce the potential toxicity and costs associated with the use of those products. Once such solutions have received regulatory approval and become commercially available, this sort of protocol may prove valuable in markets in parts of the developing world where the blood supply is extremely unsafe. These applications may also be useful in combat where logistics make blood use impracticable.

     Hextend is BioTime’s proprietary hetastarch-based synthetic blood plasma volume expander, designed especially to treat hypovolemia in surgery where patients experience significant blood loss. An important goal of the Hextend development program was to produce a product that can be used in multi-liter volumes. The safety related secondary endpoints targeted in the U.S. clinical study included those involving coagulation. The Company believes that the low incidence of adverse events related to blood clotting in the Hextend patients demonstrates that Hextend may be safely used in amounts exceeding 1.5 liters. An average of 1.6 liters of Hextend was used in the Phase III clinical trials, with an average of two liters for patients who received transfused blood products. Since then, more than half a million units (500 mL bags) have been sold for commercial purposes, and the use of quantities of 7 to 8 liters per patient have been reported. There have been no serious adverse events directly related to the use of Hextend even when used in these large volumes.

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

     PentaLyte is BioTime’s proprietary pentastarch-based synthetic plasma expander, designed especially for use when a faster elimination of the starch component is desired and acceptable. Although Hextend can be used in these cases, some physicians appear to prefer a solution which could be metabolized faster and excreted earlier when the longer term protection provided by Hextend is not required. PentaLyte combines the physiologically balanced Hextend formulation with pentastarch that has a lower molecular weight and degree of substitution than the hetastarch used in Hextend. Plasma expanders containing pentastarch are currently widely used around the world. BioTime has completed its Phase I clinical study and is planning more advanced PentaLyte clinical trials. BioTime’s present plan is to seek approval of PentaLyte for use in the treatment of hypovolemia.

     HetaCool is a modified formulation of Hextend. HetaCool is specifically designed for use at low temperatures. Surgeons are already using Hextend and a variety of other solutions to carry out certain limited procedures involving shorter term (up to nearly one hour) arrest of brain and heart function at temperatures between 15o and 25o C. However, BioTime is not aware of any fluid currently used in medical practice or any medically-approved protocol allowing operations which can completely replace all of a patient’s blood at temperatures close to the ice point. The Company believes that very low temperature bloodless surgical techniques could be developed for open heart and minimally invasive closed chest cardiovascular surgeries, removal of tumors from and the repair of aneurysms in the brain, heart, and other areas, as well as in the treatment of trauma, toxicity and cancer.

     The Company is in the process of preparing an amendment to its Hextend IND application to conduct clinical trials using HetaCool as a solution to replace all of a patient’s circulating blood volume during profound hypothermic (carried out at near-freezing temperatures) surgical procedures. The experimental protocol for the planned blood replacement clinical trial is being tested on animal subjects. HetaCool would be introduced into the patient’s body during the cooling process. Once the patient’s body temperature is nearly ice cold, and heart and brain function are temporarily arrested, the surgeon would perform the operation. During the surgery, HetaCool may be circulated throughout the body in place of blood, or the circulation may be arrested for a period of time if an interruption of fluid circulation is required. Upon completion of the surgery, the patient would be slowly warmed and blood would be transfused.

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

     HetaCool has been used to completely replace the blood volume of hamsters, dogs, pigs, and baboons at temperatures approaching freezing. Many of these animal subjects survived long term after hypothermic blood substitution with HetaCool. In these laboratory tests, the animals’ blood was replaced by HetaCool and they were chilled for one to more than four hours with deep body temperatures between 1oC and 10oC. Hextend was used to partially replace blood during cancer surgery in which a patient’s body temperature was lowered to 15oC and his heart was stopped for 27 minutes while the tumor was removed. The patient recovered without incident, and a case study of the procedure was published in the April 2002 of the Canadian Journal of Anesthesia.

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

     A successful transplant of a lung cooled inside the donor’s body prior to transplant has recently been reported in Sweden. The patient who received the lung was reported to be doing well several months later. The success of that transplant, which did not involve the use of a BioTime product, involved the preservation and transplant of a single organ, but indicates that hypothermic techniques can be used to preserve organs in the donor prior to removal for transplant.

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

     HetaFreeze is one of a family of BioTime’s freeze-protective solutions which may ultimately allow the extension of time during which organs and tissues can be stored for future transplant or surgical grafting. In laboratory experiments, BioTime’s proprietary freeze-protective compounds have already been used to preserve skin when used as a whole animal perfusate. Silver dollar size full thickness shaved skin samples have been removed after saturation with HetaFreeze solution, frozen at liquid nitrogen temperatures and stored for periods ranging from days to weeks. The grafts were then warmed and sewn onto the backs of host animals. Many of these grafts survived. In more recent experiments, rat femoral arteries were frozen to liquid nitrogen temperatures, later thawed and then transplanted into host rats. These grafts were proven to last up to four months. The work was published in the October 2002 issue of the Annals of Plastic Surgery.

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

Research and Development Strategy

     From inception through December 31, 2002, the Company has expensed $22,737,627 on research and development. The greatest portion of BioTime’s research and development efforts have been devoted to the development of Hextend, PentaLyte and HetaCool for conventional surgery, emergency care, low temperature surgery, and multi-organ preservation. A lesser portion of the Company’s research and development efforts have been devoted to developing solutions and protocols for storing organs and tissues at subfreezing temperatures. In the future the Company may explore other applications of its products and technologies, including cancer chemotherapy. As the first products achieve market entry, more effort will be expended to bring the next tier of products to maturity.

     A major focus of the Company’s research and development effort has been on products and technology to significantly reduce or eliminate the need for blood products in surgery and trauma care. The Company has recently conducted preliminary studies using Hextend in a pressurized oxygen environment and found that Hextend can replace nearly all, or in some cases all, of the circulating blood of rats. Some of the rats were able to live long term without a subsequent transfusion, while others received their own blood back. In other cases, Hextend was used in large volumes in association with a hemoglobin-based oxygen carrier solution approved for veterinary use. When used in this way, rats were able to live long term after all their circulating blood was replaced at normal body temperature breathing room air.

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

     Another major focus of the Company’s research and development effort has been on products and technology to extend the time animals can be kept cold and blood-substituted, and then revived without physical impairment. An integral part of that effort has been the development of techniques and procedures or “protocols” for use of the Company’s products. A substantial amount of data has been accumulated through animal tests, including the proper surgical techniques, drugs and anesthetics, the temperatures and pressures at which blood and blood replacement solutions should be removed, restored and circulated, solution volume, the temperature range, and times, for maintaining circulatory arrest, and the rate at which the subject should be rewarmed.

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

Licensing

Abbott Laboratories

     On April 23, 1997, the Company and Abbott entered into a License Agreement under which the Company granted to Abbott an exclusive license to manufacture and sell Hextend in the United States and Canada for all therapeutic uses other than those involving hypothermic surgery where the patient’s body temperature is lower than 12°C (“Hypothermic Use”), or replacement of substantially all of a patient’s circulating blood volume (“Total Body Washout”). The Company has retained all rights to manufacture, sell or license Hextend and other products in all other countries.

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

     Abbott has certain rights to acquire additional licenses to manufacture and sell the Company’s other plasma expander products in the United States and Canada. If Abbott exercises these rights to acquire a license to sell such products for uses other than Hypothermic Surgery or Total Body Washout, in addition to paying royalties, Abbott will be obligated to pay a license fee based upon the Company’s direct and indirect research, development and other costs allocable to the new product. If Abbott desires to acquire a license to sell any of the Company’s products for use in Hypothermic Surgery or Total Body Washout, the license fees and other terms of the license will be subject to negotiation between the parties. For the purpose of determining the applicable royalty rates, net sales of any such new products licensed by Abbott will be aggregated with sales of Hextend. If Abbott does not exercise its right to acquire a new product license, the Company may manufacture and sell the product itself or may license others to do so.

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

CJ Corp.

     On March 27, 2003, the Company and CJ entered into the CJ Agreement under which the Company granted to CJ an exclusive license to manufacture and sell Hextend and PentaLyte in the Republic of Korea for human therapeutic uses at temperatures above 12°C.

     Under the CJ Agreement, the Company will receive a license fee of $800,000, to paid in two installments, including a payment of $500,000 within 30 days after the signing of the CJ Agreement and $300,000 within 30 days after an application for regulatory approval to manufacture and market Hextend is filed in Korea. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend and PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

     In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 mL unit of product sold, depending upon the price approved by Korea's National Health Insurance. Royalties will be paid quarterly. CJ's obligation to pay royalties on sales of Hextend will expire when all patents protecting Hextend in Korea expire or any third party obtains regulatory approvals to market a generic equivalent product in Korea, whichever first occurs.

     The Company may convert CJ's exclusive license to a non-exclusive license if certain minimum sales and royalty payments are not met.

     CJ has right of first refusal to acquire additional licenses to manufacture and sell the Company's other plasma expander products in Korea.

     The foregoing description of the CJ Agreement is a summary only and is qualified in all respects by reference to the full text of the CJ Agreement.

Other Licensing Efforts

     The Company is discussing prospective licensing arrangements with other pharmaceutical companies that have expressed their interest in marketing the Company’s products abroad. In licensing arrangements that include marketing rights, the participating pharmaceutical company would be entitled to retain a large portion of the revenues from sales to end users and would pay the Company a royalty on net sales. There is no assurance that any such licensing arrangements can be made.

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

Facilities Required

     Any products that are used in clinical trials for regulatory approval in the United States or abroad, or that are approved by the FDA or foreign regulatory authorities for marketing, have to be manufactured according to “good manufacturing practices” at a facility that has passed regulatory inspection. In addition, products that are approved for sale will have to be manufactured in commercial quantities, and with sufficient stability to withstand the distribution process, and in compliance with such domestic and foreign regulatory requirements as may be applicable. The active ingredients and component parts of the products must be either USP or themselves manufactured according to “good manufacturing practices.”

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

Marketing

     Hextend is being sold by Abbott in the United States. Regulatory approval has been obtained in Canada, where Abbott is on the verge of launching the product.

     Hextend has been approved for use and added to hospital formularies in hundreds of hospitals. Inclusion on hospital formularies is important because it enables physicians to obtain Hextend without the need to special order it.

     BioTime recently granted CJ the right to manufacture and market Hextend and PentaLyte in Korea, but CJ will have to obtain regulatory approvals before it can market either product.

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

     The Blood Products Advisory Committee of the FDA has recommended to the FDA that the labeling of 6% hetastarch in saline should be changed by adding a warning regarding the risk of bleeding during cardiac surgery. No such recommendation was made for Hextend since it is a different product. An article discussing the meeting entitled “6% Hetastarch in Saline Linked To Excessive Bleeding in Bypass Surgery” appeared in the December 2002 edition of Anesthesiology News. BioTime understands that a number of hospitals have switched from 6% hetastarch in saline to Hextend due to these concerns.

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

     The FDA regulates the manufacturing process of pharmaceutical products, requiring that they be produced in compliance with “good manufacturing practices.” See “Manufacturing.” The FDA also regulates the content of advertisements used to market pharmaceutical products. Generally, claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over another product, must be supported by clinical data filed as part of an NDA or an amendment to an NDA, and statements regarding the use of a product must be consistent with the FDA approved labeling and dosage information for that product.

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

Patents and Trade Secrets

     The Company currently holds 21 issued United States patents having composition and methods of use claims covering BioTime’s proprietary solutions, including Hextend and PentaLyte. The most recent U.S. patents were issued during 2002. Some of BioTime’s allowed claims in the United States, which include the composition and methods of use of Hextend and PentaLyte, are expected to remain in force until 2019. Forty patents covering certain of the Company’s solutions have also been issued in the countries of the European Union, Australia, Israel, Russia, Hong Kong, South Africa, Japan, and South Korea. Additional patent applications have been filed in the United States and numerous other countries for Hextend, PentaLyte and other solutions. Certain device patents describing BioTime’s hyperbaric chamber, and proprietary microcannula have also been issued in the United States and overseas, both of which — although only used in research so far — have possible indications in clinical medicine.

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

Employees

     As of December 31, 2002, the Company employed seven persons on a full-time basis and two persons on a part-time basis. Three full-time employees and one part-time employee hold Ph.D. Degrees in one or more fields of science.

Risk Factors

     Some of the factors that could materially affect the Company’s operations and prospects are discussed below. There may be other factors that are not mentioned here or of which BioTime is not presently aware that could also affect BioTime’s operations.

BioTime May Not Succeed In Marketing Its Products Due to the Availability of Competing Products

     BioTime’s ability to generate operating revenue depends upon its success in developing and marketing its products. BioTime may not succeed in marketing its products and may not receive sufficient revenues from product sales to meet operating expenses or to earn a profit. In this regard, sales of Hextend to date have not been sufficient to generate an amount of royalties or licensing fees sufficient to cover BioTime’s operating expenses. Factors that affect the marketing of the Company’s products include the following:

•	Hextend and BioTime’s other plasma expander products will compete with other products that are commonly used in surgery and trauma care and sell at low prices.

•	In order to compete with other products, particularly those that sell at lower prices, BioTime products will have to provide medically significant advantages.

•	Physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

•	Competing products are being manufactured and marketed by established pharmaceutical companies. For example, B. Braun/McGaw presently markets Hespan, an artificial plasma volume expander, and Abbott and Baxter International, Inc. manufacture and sell a generic equivalent of Hespan.

•	There also is a risk that BioTime’s competitors may succeed in developing safer or more effective products that could render BioTime’s products and technologies obsolete or noncompetitive.

BioTime Will Spend a Substantial Amount of Capital on Research and Development But Might Not Succeed in Developing Products and Technologies That Are Useful In Medicine.

•	BioTime is attempting to develop new medical products and technologies.

•	Many of BioTime’s experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies on animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation that the Company is doing is costly, time consuming and uncertain as to its results. BioTime spent $1,107,109 on research and development during 2002, and $22,737,627 in total from BioTime’s inception on November 30, 1990 through December 31, 2002.

•	If BioTime is successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. For example, BioTime spent approximately $5,000,000 on research and development of Hextend before commencing clinical trials on humans during October 1996. The cost of completing the Hextend clinical trials and preparing an FDA application was approximately $3,000,000. These costs exclude corporate overhead included in general and administrative costs in the Company’s financial statements.

•	Future clinical trials of new products such as PentaLyte may take longer and may be more costly than BioTime’s Hextend clinical trials. The FDA permitted the Company to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use by the FDA in other products. Because PentaLyte contains a starch that has not been approved by the FDA for use in a plasma volume expander, the Company had to complete a Phase I clinical trial of PentaLyte, and may have to complete a Phase II clinical trial in addition to a Phase III trial, or a combined Phase II/Phase III trial, that will involve more patients than the Hextend trials. BioTime does not yet know the scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products BioTime is developing.

The Company Has Incurred Operating Losses Since Inception and Does Not Know If It Will Attain Profitability

     From November 1990, the date BioTime was incorporated, through December 31, 2002 the Company incurred $33,615,170 of cumulative losses. BioTime’s net losses for the fiscal years ended December 31, 2000, 2001 and 2002 were $4,925,024, $3,658,825 and $2,844,932, respectively. BioTime’s ability to generate sufficient operating revenue to earn a profit depends upon its success in developing and marketing or licensing its products and technology for medical use.

BioTime Might Not Be Able To Raise Additional Capital Needed To Pay Operating Expenses

     BioTime plans to continue to incur substantial research, product development, and regulatory expenses, and will need to raise additional capital to pay operating expenses until it is able to generate sufficient revenues from product sales, royalties, and license fees. BioTime has not received an amount of royalties and licensing fees from the sale of Hextend sufficient to cover operating expenses. As of December 31, 2002, BioTime had $1,284,432 of cash and cash equivalents on hand. At the current rate of spending, those funds will last approximately 15 months. The amount and pace of research and development work that the Company can do or sponsor, and the Company’s ability to commence and complete clinical trials required to obtain FDA and foreign regulatory approval of products, depends upon the amount of money the Company has. Future research costs are not presently determinable due to many factors, including the inherent uncertainty of those costs and the uncertainty as to the timing, source, and amount of capital that will become available for those projects. BioTime has already curtailed the pace of its product development efforts due to the limited amount of funds available. Further laboratory and clinical studies may have to be postponed, unless the Company’s cash resource increase through a growth in revenues or additional equity investment or borrowing. In addition, BioTime must repay $3,350,000 of debenture indebtedness by August 2004. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market its products abroad, it is likely that additional sales of equity or debt securities will be required to meet short-term capital needs and to pay the debenture indebtedness. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company may not be able to raise a sufficient amount of additional funds to permit the development and marketing of BioTime products. Unless BioTime is able to generate sufficient revenue or raise additional funds when needed, it is likely that it will be unable to continue its planned activities, even if it is making progress with its research and development projects.

If BioTime is Unable To Enter Into Additional Licensing Or Manufacturing Arrangements, It May Have to Incur Significant Expense To Acquire Manufacturing Facilities And A Marketing Organization

     The Company presently does not have adequate facilities or resources to manufacture its products and the ingredients used in its products. The Company plans to enter into arrangements with pharmaceutical companies for the production and marketing of BioTime products. BioTime have granted Abbott an exclusive license to manufacture and market Hextend in the United States and Canada, and has granted CJ a license to manufacture and market Hextend and PentaLyte in South Korea. Although a number of pharmaceutical companies have expressed their interest in obtaining licenses to manufacture and market BioTime products in other countries, BioTime might not be successful in negotiating other licensing arrangements. If licensing or manufacturing arrangements cannot be made on acceptable terms, BioTime will have to construct or acquire its own manufacturing facilities and establish its own marketing organization, which would entail significant expenditures of time and money.

BioTime’s Business Could Be Adversely Affected If It Loses the Services Of The Key Personnel Upon Whom It Depends

     The Company depends to a considerable degree on the continued services of executive officers, especially Paul Segall, its Chief Executive Officer. BioTime has $1,000,000 of key man insurance on Dr. Segall but not on any other executive officer. The loss of the services of any of the executive officers could have a material adverse effect on us. BioTime does not presently have long term employment agreements with any of its executive officers because its present financial situation precludes making long term compensation commitments in amounts commensurate with prevailing salaries of executive officers of similar companies in the San Francisco Bay Area. In addition, BioTime’s success will depend, among other factors, upon successful recruitment and retention of additional highly skilled and experienced management and technical personnel.

Risks Related to BioTime’s Industry

     The Company will face certain risks arising from regulatory, legal, and economic factors that affect its business and the business of other pharmaceutical development companies. Because BioTime is a small company with limited revenues and limited capital resources, it may be less able to bear the financial impact of these risks than larger companies that have substantial income and available capital.

If BioTime Does Not Receive FDA and Other Regulatory Approvals It Will Not Be Permitted To Sell Its Products

     The products that the Company develops cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use. BioTime has received FDA and Canadian approvals to market Hextend in the United States and Canada only. A Phase I clinical trial of PentaLyte has been completed that provided data concerning the safety of PentaLyte, but BioTime does not presently have sufficient funds for the Phase II or later stage clinical trials that will be necessary to demonstrate that PentaLyte can be used safely and effectively as a plasma volume expander in surgery.

     The need to obtain regulatory approval to market a new product means that:

•	BioTime will have to conduct expensive and time consuming clinical trials of new products.

•	BioTime will incur the expense and delay inherent in seeking FDA and foreign regulatory approval of new products. For example, 12 months elapsed between the date BioTime filed an application to market Hextend and the date on which the application was approved. Approximately 36 months elapsed between the date BioTime filed an application for approval to market Hextend in Canada, and the date on which the application was approved, even though BioTime did not have to conduct any additional clinical trials. BioTime also has an application pending in Sweden to market Hextend there. BioTime filed that application during August 2000 and BioTime responded to the latest request for information by the Swedish authorities in August 2002.

•	A product that is approved may be subject to restrictions on use.

•	The FDA can recall or withdraw approval of a product if problems arise.

•	BioTime will face similar regulatory issues in foreign countries.

BioTime’s Patents May Not Protect Its Products From Competition

     BioTime has patents in the United States, Canada, the European Union countries, Australia, Israel, Russia, Hong Kong, South Africa, Japan, South Korea, and Singapore, and has filed patent applications in other foreign countries, for certain products, including Hextend, HetaCool, and PentaLyte. BioTime might not be able to obtain any additional patents, and any patents that it obtains might not be comprehensive enough to provide meaningful patent protection. Also, there will always be a risk that competitors might be able to successfully challenge the validity or enforceability of any patent issued. The costs required to uphold the validity and prevent infringement of any patent could be substantial, and BioTime might not have the resources available to defend its patent rights.

The Price and Sale of BioTime’s Products May Be Limited By Health Insurance Coverage And Government Regulation

     Success in selling BioTime’s products may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment. Presently, most health insurance plans and HMOs will pay for Hextend when it is used in a surgical procedure that is covered by the plan. However, until BioTime actually introduces a new product into the medical market place it will not know with certainty whether adequate health insurance, HMO, and government coverage will be available to permit the product to be sold at a price high enough to generate a profit. In some foreign countries, pricing or profitability of health care products is subject to government control which may result in low prices for BioTime’s products. In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future.

Risks Pertaining to BioTime’s Common Shares

Because BioTime is a Drug Development Company, The Price Of BioTime’s Stock May Rise And Fall Rapidly

     The market price of BioTime shares, like that of the common stock of many biotechnology companies, has been highly volatile. The price of BioTime shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new drug, even though the outcome of those trials and the likelihood of ultimate FDA approval remains uncertain. Similarly, prices of BioTime shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. The failure of BioTime’s earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of BioTime’s common shares. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of the equity securities of many biotechnology companies and which have often been unrelated to the operating performance of these companies. Broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the common shares.

Because BioTime Does Not Pay Dividends, BioTime’s Stock May Not Be A Suitable Investment For Anyone Who Needs To Earn Dividend Income

     BioTime does not pay cash dividends on its common shares. For the foreseeable future BioTime anticipates that any earnings generated in its business will be used to finance the growth of the Company and will not be paid out as dividends to shareholders. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off its $3,350,000 of debenture indebtedness in full with interest. This means that BioTime’s stock may not be a suitable investment for anyone who needs to earn income from their investments.

Item 2. Facilities.

     The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 8,890 square feet of space and pays rent in the amount of $11,355 per month. The rent will increase annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. The Company also pays all charges for utilities and garbage collection.

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s Common Shares have been trading on the American Stock Exchange since August 31, 1999, and traded on the Nasdaq National Market from April 28, 1998 to August 30,1999, and on the Nasdaq SmallCap Market from March 5, 1992 through April 27, 1998. The closing price of the Company’s Common Shares on the AMEX on March 27, 2003 was $1.60.

     The following table sets forth the range of high and low bid prices for the Common Shares for the fiscal years ended December 31, 2001 and 2002 based on transaction data as reported by the AMEX.

Quarter Ended	High	Low

March 31, 2001	11.10	6.23
June 30, 2001	8.50	6.40
September 30, 2001	7.95	4.50
December 31, 2001	6.15	4.22
March 31, 2002	4.70	3.00
June 30, 2002	3.10	2.15
September 30, 2002	2.20	1.10
December 31, 2002	1.90	0.85

     As of March 20, 2003, there were 385 shareholders of record of the Common Shares based upon information from the Registrar and Transfer Agent.

     The Company has paid no dividends on its Common Shares since its inception and does not plan to pay dividends on its Common Shares in the foreseeable future. BioTime has also agreed not to declare or pay any cash dividends on its capital stock or to redeem or repurchase any shares of its capital stock, until it has paid off in full the indebtedness on certain debentures issued during August 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table shows certain information concerning the options outstanding and available for issuance under the 1992 and 2002 Stock Option Plans as of December 31, 2002. The Company had no other equity compensation plans in effect.

Equity Compensation Plan Information

Number of
Securities
Remaining Available
for Future Issuance
Under Equity
	Number of		Compensation Plans
	Securities to be		(Excluding
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Reflected in Column
	Outstanding Options	Outstanding Options	(a))

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders	835,033	$5.38	536,668

Item 6. Selected Financial Data.

To be filed by Amendment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

To be filed by Amendment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To be filed by Amendment.

Item 8. Financial Statements and Supplementary Data

To be filed by Amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Matters required to be reported under paragraph (a) of Item 304 of Regulation S-K have been previously reported. No matter described in paragraph (b) of Item 304 has occurred.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

     The names and ages of the directors and executive officers of the Company are as follows:

     Paul Segall, Ph.D., 60, is the Chairman and Chief Executive Officer and has served as a director of the Company since 1990. Dr. Segall received a Ph.D. in Physiology from the University of California at Berkeley in 1977.

     Hal Sternberg, Ph.D., 49, is the Vice President of Research and has been a director of the Company since 1990. Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.

     Harold Waitz, Ph.D., 60, is the Vice President of Engineering and Regulatory Affairs and has been a director of the Company since 1990. He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.

     Judith Segall, 49, is the Vice President of Technology and Secretary, and has been a director of the Company from 1990 through 1994, and from 1995 through the present date. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

     Jeffrey B. Nickel, Ph.D., 59, joined the Board of Directors of the Company during March 1997. Dr. Nickel is the President of Nickel Consulting through which he has served as a consultant to companies in the pharmaceutical and biotechnology industries since 1990. Prior to starting his consulting business, Dr. Nickel served in a number of management positions for Syntex Corporation and Merck & Company. Dr. Nickel received his Ph.D. in Organic Chemistry from Rutgers University in 1970.

     Milton H. Dresner, 77, joined the Board of Directors of the Company during February 1998. Mr. Dresner is a private investor and principal of Milton Dresner Investments. From 1950 until 2000 Mr. Dresner was the Co-Chairman of the Highland Companies, a diversified organization that was engaged in the development and ownership of residential and industrial real estate. Mr. Dresner serves as a director of Avatar Holdings, Inc., a real estate development company.

     Katherine Gordon, Ph.D., 48, joined the Board of Directors of the Company during June 2001. Dr. Gordon is interim head of corporate development of NovaNeuron, a molecular neurobiology company. Prior to joining NovaNeuron in 2003, Dr. Gordon was Senior Vice President of MitoKor, a company discovering novel therapeutics that act by modulating the activity of mitochondria. Dr. Gordon founded neuroscience company Apollo BioPharmaceutics in 1992 and ran the company as Chief Executive Officer until its acquisition by MitoKor, Inc. in 2001. Prior to founding Apollo BioPharmaceutics, Dr. Gordon was Associate Director at Genzyme Corporation. Dr. Gordon obtained her Ph.D. from Wesleyan University in 1982 and was a post-doctoral fellow at Yale University.

     Michael D. West, Ph.D., 49, joined the Board of Directors of the Company during October, 2002. Dr. West is the President and Chief Executive Officer of Advanced Cell Technology, Inc. of Worcester, Massachusetts, a company focused on the medical applications of nuclear transfer (cloning) and embryonic stem cell technologies. Dr. West founded Geron Corporation, in 1990 where he served on the board of directors and in a number of executive positions, including as Vice President of New Technologies from 1993 to 1998, and as a director from inception to 1998. Geron Corporation is engaged in the research and development of diagnostic and therapeutic products for the treatment of cancer and degenerative diseases. Dr. West organized and managed the collaboration that led to the discovery of human embryonic stem and human embryonic germ cells. He received his Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

Executive Officers

     Paul Segall, Hal Sternberg, Harold Waitz, Judith Segall and Steven Seinberg are the only executive officers of BioTime.

     Steven A. Seinberg, J.D., 36, became Chief Financial Officer and Treasurer during August 2001. Prior to assuming these positions, Mr. Seinberg worked for over five years as BioTime’s Director of Financial and Legal Research, a position that involved, among other duties, contract modifications and management of the Company’s intellectual property portfolio. Mr. Seinberg received a J.D. from Hastings College of the Law in San Francisco in 1994.

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

     The Board of Directors has a Stock Option Committee that administers the Company’s 2002 Stock Option Plan and makes grants of options to key employees, consultants, scientific advisory board members and independent contractors of the Company, but not to officers or directors of the Company. The members of the Stock Option Committee are Paul Segall, Jeffrey B. Nickel, and Hal Sternberg. The Stock Option Committee was formed during September 1992.

     During the fiscal year ended December 31, 2002, the Board of Directors met seven times. No director attended fewer than 75% of the meetings of the Board or any committee on which they served.

     Directors did not receive cash fees during 2002. Instead, directors of the Company who are not employees received options to purchase 20,000 Common Shares exercisable at $3.00 per share, which was the closing price for BioTime stock on the American Stock Exchange on the last day of March, 2002. Of the 20,000 options granted, 12,500 were fully vested and exercisable upon grant and the remaining 7500 options vested and became exercisable in nine equal monthly installments based on continued service on the Board of Directors. Mr. West, who became a director during October 2002, received 3,332 options, as a pro rata share of the 20,000 options granted to other directors, and an additional option to purchase 15,000 Common Shares at $1.00 per share, which was the closing price on the AMEX on the date of grant. Directors of the Company and members of committees of the Board of Directors who are employees of the Company are not compensated for serving as directors or attending meetings of the Board or committees of the Board. Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board. Directors who are employees of the Company are also entitled to receive compensation in such capacity.

Executive Compensation

     The Company had five-year employment agreements with Paul Segall, Chairman and Chief Executive Officer; Judith Segall, Vice President of Technology and Corporate Secretary; Hal Sternberg, Vice President of Research; and Harold Waitz, Vice President of Engineering and Regulatory Affairs that expired on December 31, 2000 and were renewed for a one-year term that ended on December 31, 2001. The Company also had an employment agreement with Ronald S. Barkin, President, that expired on March 31, 2002. Mr. Barkin retired as President after the expiration of his employment agreement. The executive officers were entitled to receive annual salaries of $163,000 for the year ended December 31, 2001, but in July, 2001 Drs. Segall, Sternberg and Waitz and Judith Segall agreed to participate in the Company’s voluntary salary reduction program. Since these voluntary salary reductions went into effect, Dr. Segall has received a salary of $3,000 per month and Drs. Sternberg and Waitz and Judith Segall have each received a salary of $6,000 per month.

Each executive officer has also executed an Intellectual Property Agreement which provides that the Company is the owner of all inventions developed by the executive officer during the course of his or her employment.

The following table summarizes certain information concerning the compensation paid to the Chief Executive Officer during the past three fiscal years. No other executive officer earned more than $100,000 during 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long-Term Compensation

Name and Principal Position	Year Ended	Salary($)	Bonus	Stock Options

		(Shares)

Paul Segall	December 31, 2002	$36,000	—	125,000
Chairman and Chief Executive Officer	December 31, 2001	$101,792	—	—
	December 31, 2000	$163,000	—	—

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

Stock Options

     The following table certain information concerning stock options granted to the Company’s Chief Executive Officer during 2002:.

Aggregated Options Exercised in Last Fiscal Year,
and Fiscal Year-End Option Values

Number of
	Shares		Number of		Value of Unexercised
	Acquired	Value	Unexercised Options at		In-the-Money Options at
	on	Realized	December 31, 2002		December 31, 2002

Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul Segall	—	—	41,666	83,334	—	—

Certain Relationships and Related Transactions

     During September 1995, the Company entered into an agreement for financial advisory services with Greenbelt Corp. (“Greenbelt”), a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. Under this agreement the Company issued to the financial advisor warrants to purchase 311,276 Common Shares at a price of $1.93 per share, and the Company agreed to issue additional warrants to purchase up to an additional 622,549 Common Shares at a price equal to the greater of (a) 150% of the average market price of the Common Shares during the three months prior to issuance and (b) $2 per share. The additional warrants were issued in equal quarterly installments over a two year period, beginning October 15, 1995.

     The number of shares and exercise prices shown have been adjusted for the Company’s subscription rights distributions during January 1997 and February 1999 and the payment of a stock dividend during October 1997. Greenbelt has purchased 544,730 Common Shares by exercising some of those warrants at prices ranging from $1.93 to $2.35 per share. The other warrants have expired unexercised.

     During April 1998, the Company entered into a new financial advisory services agreement with Greenbelt. The new agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month paid quarterly. The Company agreed to reimburse Greenbelt for all reasonable out-of-pocket expenses incurred in connection with its engagement as financial advisor, and to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime’s behalf under the agreement. The agreement has been renewed each year and will expire on March 31, 2003. The Company agreed to issue Greenbelt 30,000 Common Shares in four quarterly installments of 7,500 shares each for the twelve months ended March 31, 2001, 40,000 Common Shares in four quarterly installments of 10,000 each for the twelve months ended March 31, 2002, and $60,000 in cash and 100,000 Common Shares for the twelve months ending March 31, 2003.

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

     During August 2001, the Company received loans of $3,350,000 through the sale of debentures to a group of private investors, including Mr. Kingsley, who purchased $1,500,000 of debentures, and Milton Dresner, a director of the Company. Mr. Kingsley’s investment included the conversion of the $1,000,000 principal balance of the line of credit that he had previously provided.

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

     Investors who purchased the debentures also received warrants to purchase a total of 515,383 common shares at an exercise price of $6.50 per share. The warrants will expire if not exercised by August 1, 2004. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s Common Shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen (15) consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act of 1933, as amended (the “Act”).

     During March 2002, the Company entered into a new Credit Agreement with Alfred D. Kingsley for a $300,000 line of credit. In consideration of Mr. Kingsley’s agreement to provide that line of credit, the Company issued to him a warrant to purchase 30,000 Common Shares at an exercise price of $4.00 per share. The warrant will expire in five years. The exercise price and number of Common Shares for which the warrant may be exercised are subject to adjustment to prevent dilution in the event of a stock split, combination, stock dividend, reclassification of shares, sale of assets, merger, or similar transaction.

     During August 2002, Mr. Kingsley purchased 89,285 Common Shares, and Jeffrey Nickel purchased 10,000 Common Shares, from the Company at the same price and on the same terms as shares sold to other investors in a private placement.

     The Company has registered for sale under the Act, the warrants and Common Shares described above, including Common Shares that may be issued upon the exercise of the warrants or in installments under the financial advisory agreement, other than the shares issuable under the current financial advisory agreement which may be registered at a later date. The Company also included in the registration 300,000 Common Shares that Mr. Kingsley acquired during December 2000 from certain BioTime officers and directors. The Company pays the expenses of registration, but will not be obligated to pay any underwriting discounts or commissions that may be incurred by Greenbelt, Mr. Kingsley, Mr. Dresner, or Mr. Nickel in connection with any sale of the warrants or Common Shares.

     On July 3, 2002 Paul Segall and Harold Waitz each sold 200,000 common shares to Mr. Kingsley at a price of $2.00 per share to eliminate margin indebtedness. Also on July 3, 2002, Mr. Kingsley made unsecured loans in the amounts of $220,000 to Dr. Segall and $252,000 to Dr. Waitz.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information as of March 1, 2003 concerning beneficial ownership of Common Shares by each shareholder known by the Company to be the beneficial owner of 5% or more of the Company’s Common Shares, and the Company’s executive officers and directors. Information concerning certain beneficial owners of more than 5% of the Common Shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

	Number of	Percent of
	Shares	Total

Alfred D. Kingsley (1)
Gary K. Duberstein
Greenbelt Corp.
Greenway Partners, L.P.
Greenhouse Partners, L.P.
909 Third Avenue, 30th Floor
New York, New York 10022	3,075,583	22.1%
Paul and Judith Segall (2)	482,076	3.5%
Harold D. Waitz (3)	177,500	1.3%
Hal Sternberg (4)	274,907	2.0%
Steven A. Seinberg (5)	34,320	*
Jeffrey B. Nickel (6)	60,000	*
Milton H. Dresner (7)	90,998	*
Katherine Gordon (8)	35,000	*
Michael D. West (9)	18,332	*

All officers and directors	1,173,133	8.4%
as a group (9 persons) (10)

*	Less than 1%

(1)	Includes 774,460 Common Shares owned by Greenbelt Corp., 90,750 Common Shares owned by Greenway Partners, L.P., 1,888,709 Common Shares owned solely by Alfred D. Kingsley, 310,769 Common Shares issuable upon the exercise of certain warrants owned solely by Mr. Kingsley, and 10,895 Common Shares owned solely by Gary K. Duberstein. Alfred D. Kingsley and Gary K. Duberstein control Greenbelt Corp. and may be deemed to beneficially own the warrants and shares that Greenbelt Corp. beneficially owns. Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P., and Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P. Greenhouse Partners, L.P., Mr. Kingsley, and Mr. Duberstein may be deemed to beneficially own the shares that Greenway Partners, L.P. owns. Mr. Duberstein disclaims beneficial ownership of the shares and warrants owned solely by Mr. Kingsley, and Mr. Kingsley disclaims beneficial ownership of the shares owned solely by Mr. Duberstein.

(2)	Includes 143,245 shares held of record by Paul Segall and 202,163 shares held of record by Judith Segall, and 83,334 shares that may be acquired by Paul Segall upon the exercise of certain stock options, and 53,334 shares that may be acquired by Judith Segall upon the exercise of certain stock options. Does not include certain options that are not exercisable until January 1, 2004.

(3)	Includes 2,100 shares held for the benefit of Dr. Waitz’s minor children and 53,334 shares that may be acquired by Dr. Waitz upon the exercise of certain stock options. Does not include certain options that are not exercisable until January 1, 2004.

(4)	Includes 60,000 shares issuable upon the exercise of certain options. Does not include certain options that are not exercisable until January 1, 2004.

(5)	Includes 34,320 shares issuable upon the exercise of certain options. Does not include certain options that are not exercisable until January 1, 2004.

(6)	Includes 50,000 shares issuable upon the exercise of certain options.

(7)	Includes 50,000 shares issuable upon the exercise of certain stock options, and 15,384 shares issuable upon the exercise of certain warrants.

(8)	Includes 35,000 shares issuable upon the exercise of certain options.

(9)	Includes 18,332 shares issuable upon the exercise of certain options.

(10)	Includes 453,038 shares issuable upon the exercise of certain options and warrants. Does not include certain options that are not exercisable until January 1, 2004.

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

     To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     The Company’s management, including its principal executive officer and its principal financial officer, have reviewed and evaluated the Company’s disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-K annual report. Following this review and evaluation, management has collectively determined that the Company’s disclosure controls and procedures are sufficient to ensure that material information relating to the Company with respect to the period covered by this report was made known to them.

     However, management has also concluded that certain aspects of its accounting and reporting functions could be improved. While management believes that this deficiency is not material, management has committed itself to take action to improve its internal control structure.

Changes in Internal Controls

     There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the review by the Chief Executive Officer and Chief Financial Officer.

     Following the review and evaluation of the Company’s disclosure controls and procedures, management has committed itself to take several steps that it feels are necessary to strengthen its accounting and reporting function, including improvement of the capabilities of its accounting personnel, adoption of more frequent internal reviews and reconciliations of financial information, and improvement of the Company’s budgeting process. The Company has acquired new accounting software that it believes will facilitate implementation of accounting reviews and reconciliations and budgeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. will be Filed by Amendment.

Page

Independent Auditors’ Report

Balance Sheets As of December 31, 2002
and December 31, 2001

Statements of Operations For the
Years Ended December 31, 2002, December 31, 2001,
and December 31, 2000, and the Period From Inception
(November 30, 1990) to December 31, 2002

Statements of Shareholders’ Equity For the
Years Ended December 31, 2002, December 31, 2001 and
December 31, 2000, and the Period From Inception
(November 30, 1990) to December 31, 2002

Statements of Cash Flows For the
Years Ended December 31, 2002, December 31, 2001 and
December 31, 2000, and the Period From Inception
(November 30, 1990) to December 31, 2002

Notes to Financial Statements

(a-2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

23.1	Consent of Deloitte & Touche LLP^^^^

23.2	Consent of BDO Seidman LLP^^^^

99.1	Certification Pursuant to 18 U.S.C. Section 1350.^^^^

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

## Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002.

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

****  Filed herewith.

^^^^  To be filed by Amendment.

(b)  Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2003.

BIOTIME, INC.

By:	/s/Paul Segall

Paul Segall, Ph.D. Chairman and Chief Executive Officer (Principal executive officer)

Signature	Title	Date

/s/Paul E. Segall Paul E. Segall, Ph.D.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/Harold D. Waitz Harold D. Waitz, Ph.D.	Vice President and Director	March 31, 2003

/s/Hal Sternberg Hal Sternberg, Ph.D.	Vice President and Director	March 31, 2003

/s/Steven Seinberg Steven Seinberg	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/Judith Segall Judith Segall	Vice President, Corporate Secretary and Director	March 31, 2003

/s/Jeffrey B. Nickel Jeffrey B. Nickel	Director	March 31, 2003

Milton H. Dresner	Director	March , 2003

Katherine Gordon	Director	March , 2003

Michael D. West	Director	March , 2003

Certifications

I, Paul Segall , certify that:

1.     I have reviewed this annual report on Form 10-K of BioTime, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Paul Segall

Paul Segall, Ph.D. Chairman and Chief Executive Officer

Certifications

I, Steven A. Seinberg , certify that:

1.     I have reviewed this annual report on Form 10-K of BioTime, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function); a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Steven A. Seinberg

Steven A. Seinberg Chief Financial Officer

EXHIBIT INDEX

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

23.1	Consent of Deloitte & Touche LLP^^^^

23.2	Consent of BDO Seidman LLP^^^^

99.1	Certification Pursuant to 18 U.S.C. Section 1350.^^^^

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

## Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002.

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

^^^^  To be filed by Amendment.