Form 10-K/A
period 2002-12-31
BIOTIME INC
filed 2003-04-14
CIK 876343

Items 6, 7, 7A, 8, and Exhibits 10.21, 23.1, 23.2, and 99.1 are filed herein pursuant to Rule 12b-25.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant was $17,580,015 as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Research and Development Strategy

     From inception through December 31, 2002, the Company has expensed $22,734,008 on research and development. The greatest portion of BioTime’s research and development efforts have been devoted to the development of Hextend, PentaLyte and HetaCool for conventional surgery, emergency care, low temperature surgery, and multi-organ preservation. A lesser portion of the Company’s research and development efforts have been devoted to developing solutions and protocols for storing organs and tissues at subfreezing temperatures. In the future the Company may explore other applications of its products and technologies, including cancer chemotherapy. As the first products achieve market entry, more effort will be expended to bring the next tier of products to maturity.

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

     Under the CJ Agreement, the Company will receive a license fee of $800,000, to be paid in two installments, including a payment of $500,000 within 30 days after the signing of the CJ Agreement and $300,000 within 30 days after an application for regulatory approval to manufacture and market Hextend is filed in Korea. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend and PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

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

     The Company’s domestic human drug products will be subject to rigorous FDA review and approval procedures. After testing in animals, an IND application must be filed with the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent Institutional Review Board (“IRB”). The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application (“NDA”) has been approved by the FDA. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede or prevent FDA marketing approval, resulting in a FDA-ordered product recall, or in FDA-imposed limitations on permissible uses.

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

•	BioTime is attempting to develop new medical products and technologies.

•	Many of BioTime’s experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies on animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation that the Company is doing is costly, time consuming and uncertain as to its results. BioTime spent $1,103,490 on research and development during 2002, and $22,734,008 in total from BioTime’s inception on November 30, 1990 through December 31, 2002.

•	If BioTime is successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. For example, BioTime spent approximately $5,000,000 on research and development of Hextend before commencing clinical trials on humans during October 1996. The cost of completing the Hextend clinical trials and preparing an FDA application was approximately $3,000,000. These costs exclude corporate overhead included in general and administrative costs in the Company’s financial statements.

•	Future clinical trials of new products such as PentaLyte may take longer and may be more costly than BioTime’s Hextend clinical trials. The FDA permitted the Company to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use by the FDA in other products. Because PentaLyte contains a starch that has not been approved by the FDA for use in a plasma volume expander, the Company had to complete a Phase I clinical trial of PentaLyte, and may have to complete a Phase II clinical trial in addition to a Phase III trial, or a combined Phase II/Phase III trial, that will involve more patients than the Hextend trials. BioTime does not yet know the scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products BioTime is developing.

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

BioTime Might Not Be Able To Raise Additional Capital Needed To Pay Operating Expenses

     BioTime plans to continue to incur substantial research, product development, and regulatory expenses, and will need to raise additional capital to pay operating expenses until it is able to generate sufficient revenues from product sales, royalties, and license fees. BioTime has not received an amount of royalties and licensing fees from the sale of Hextend sufficient to cover operating expenses. As of December 31, 2002, BioTime had $1,284,432 of cash and cash equivalents on hand. At the current rate of spending, those funds will last approximately 15 months. The amount and pace of research and development work that the Company can do or sponsor, and the Company’s ability to commence and complete clinical trials required to obtain FDA and foreign regulatory approval of products, depends upon the amount of money the Company has. Future research costs are not presently determinable due to many factors, including the inherent uncertainty of those costs and the uncertainty as to the timing, source, and amount of capital that will become available for those projects. BioTime has already curtailed the pace of its product development efforts due to the limited amount of funds available. Further laboratory and clinical studies may have to be postponed, unless the Company’s cash resources increase through a growth in revenues or additional equity investment or borrowing. In addition, BioTime must repay $3,350,000 of debenture indebtedness by August 2004. Although the Company will continue to seek licensing fees from pharmaceutical companies for licenses to manufacture and market its products abroad, it is likely that additional sales of equity or debt securities will be required to meet short-term capital needs and to pay the debenture indebtedness. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company may not be able to raise a sufficient amount of additional funds to permit the development and marketing of BioTime products. Unless BioTime is able to generate sufficient revenue or raise additional funds when needed, it is likely that it will be unable to continue its planned activities, even if it is making progress with its research and development projects.

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

There were 11,846,493 votes for the ratification of the appointment of Deloitte & Touche, the Company’s independent auditors, 153,297 votes against, and 184,552 abstentions.

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

Item 6. Selected Financial Data.

The selected financial data as of, and for the periods ended, December 31, 2002, 2001, 2000, 1999 and 1998, and June 30, 1998 presented below have been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Statement of Operations Data:

					Six Months	Year Ended
	Year Ended				Ended	June 30,
	December 31,				December 31,

	2002	2001	2000	1999	1998	1998

REVENUE:
License fee	$–	$–	$–	$1,037,500	$250,000	$1,150,000
Royalty from product sales	352,641	151,917	52,492	–	–	–
Reimbursed regulatory fees	34,379	–	–	–	–	–

Total revenue	387,020	151,917	52,492	1,037,500	250,000	1,150,000

EXPENSES:
Research and development	(1,103,490)	(1,685,168)	(3,362,841)	(4,900,521)	(1,723,860)	(3,048,775)
General and administrative	(1,318,159)	(1,961,342)	(1,779,931)	(1,896,690)	(710,131)	(1,849,312)

Total expenses	(2,421,649)	(3,646,510)	(5,142,772)	(6,797,211)	(2,433,991)	(4,898,087)

INTEREST EXPENSE AND
OTHER INCOME:
Interest expense	(830,952)	(278,576)	–	–	–	–
Other income	20,649	114,344	165,256	279,827	89,513	294,741

Total interest expense and other
income	(810,303)	(164,232)	165,256	279,827	89,513	294,741

NET LOSS	$(2,844,932)	$(3,658,825)	$(4,925,024)	$(5,479,884)	$(2,094,478)	$(3,453,346)

BASIC AND DILUTED LOSS PER
SHARE	$(0.23)	$(0.32)	$(0.44)	$(0.51)	$(0.21)	$(0.35)

COMMON AND EQUIVALENT
SHARES USED IN COMPUTING
PER SHARE AMOUNTS:
BASIC AND DILUTED	12,368,466	11,562,108	11,042,087	10,688,100	10,008,468	9,833,156

	December 31,	December 31,	December 31,	December 31,	December 31,	June 30,
	2002	2001	2000	1999	1998	1998

Balance Sheet Data:
Cash, cash equivalents
and short term	$1,284,432	$1,652,748	$1,318,338	$5,292,806	$2,429,014	$4,105,781
investments
Working Capital	883,695	1,452,832	1,081,237	4,804,579	2,157,578	3,724,663

	December 31,	December 31,	December 31,	December 31,	December 31,	June 30,
	2002	2001	2000	1999	1998	1998

Total assets	1,496,081	1,941,375	1,677,484	5,678,644	2,809,455	4,641,780
Debentures, net of discount	2,168,804	1,731,122	—	—	—	—
Shareholders’ equity (deficit)	(1,171,146)	(99,094)	1,317,735	5,083,132	2,384,752	4,014,750

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend, its lead product, and a clinical trial of PentaLyte. The Company’s operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott Laboratories from April, 1997 through December, 1999 for the right to manufacture and market Hextend® in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $33,615,170 of losses. The Company’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

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

     The Company’s first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott has the right to sell Hextend in Canada, where it has been approved, and product launch is imminent. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products.

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

     Royalties on sales that occurred during the fourth quarter of 2001 through the third quarter of 2002 are reflected in the Company’s financial statements as revenue for the year ended December 31, 2002. Revenues for the year ended December 31, 2002 were $387,020. The following graph illustrates annual Hextend revenues derived from quarterly royalty payment reports from Abbott. Revenues from Hextend are still in the ramp-up phase, as illustrated by the graph:

     Royalties of $96,622 on sales that occurred during the fourth quarter of 2002 will be reflected in the Company’s financial statements for the first quarter of 2003. The following graph illustrates the rise of Hextend revenues on sales during the fourth quarter recognized as revenues during the first quarter of each year since 2000:

     As shown above, revenues from Hextend increased progressively from year to year. BioTime attributes these gains in revenues to escalating marketing efforts, an accelerating demand for Hextend by physicians and hospitals due to its outstanding performance in many hundreds of operating rooms around the country, recent clinical trial results which highlight its many clinical benefits, the dissemination of information in the medical literature about the FDA Blood Products Advisory Committee recommendation to add a warning label to a competitive product, and its purchase by the United States Armed Forces for the treatment of combat casualties.

     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. BioTime believes that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth. Hextend is used overseas by the United States Armed Forces, and has been designated the volume expander of choice as the primary fluid for military pre-hospital hypotensive resuscitation by the United States Army Medical Department in their algorithm for combat fluid resuscitation.

     The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery. BioTime has spent approximately $2,000,000 in direct costs through December 31, 2002 developing PentaLyte. The Company’s ability to commence and complete additional clinical studies of PentaLyte depends on its cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted the Company to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), the Company had to complete a Phase I clinical trial of PentaLyte, and may have to complete a Phase II clinical trial in addition to a Phase III trial or a combined Phase II/III trial, that will involve more patients than the Hextend trials. The Company estimates that the Phase II trial that it is planning could be undertaken for approximately $1,500,000, but it does not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products BioTime is developing.

     Plasma volume expanders containing pentastarch have been approved for use in certain foreign countries including Canada and those of the European Union and Japan. The regulatory agencies in those countries may be more willing to accept applications for regulatory approval of PentaLyte based upon clinical trials smaller in scope than those that may be required by the FDA. This would permit BioTime to bring PentaLyte to market overseas more quickly than in the United States, provided that suitable licensing arrangements can be made with multinational or foreign pharmaceutical companies to obtain financing for clinical trials and manufacturing and marketing arrangements.

     The Company is also continuing to develop solutions for low temperature surgery. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the registered trade mark “HetaCool™” after FDA approval is obtained.

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

     BioTime has spent approximately $1,600,000 through December 31, 2002 developing HetaCool, including about $25,000 spent during the three months ended December 31, 2002. These costs do not include the cost of developing Hextend, upon which HetaCool is based. BioTime scientists believe the the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as an multi-organ donor preservation solution or to temporarily replace substantially all of the patient’s circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. However, the cost and time to complete the development of HetaCool, including clinical trials, cannot presently be determined.

     Until such time as BioTime is able to complete the development of PentaLyte and HetaCool and enter into commercial license agreements for those products and foreign commercial license agreements for Hextend, BioTime will depend upon royalties from the sale of Hextend by Abbott Laboratories as its principal source of revenues.

     Abbott has an option to obtain a license to market PentaLyte and HetaCool in the United States and Canada, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products. The Company recently granted to CJ an exclusive license to manufacture and sell Hextend and PentaLyte in South Korea, but CJ will have to obtain Regulatory approvals before sales can begin. BioTime and certain pharmaceutical companies are discussing and negotiating potential manufacturing, distributing and marketing agreements for BioTime products in the rest of the world.

     The amount and pace of research and development work that BioTime can do or sponsor, and BioTime’s ability to commence and complete clinical trials required to obtain FDA and foreign regulatory approval of products, depends upon the amount of money BioTime has. Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for these projects. The Company has already curtailed the pace of its product development efforts due to the limited amount of funds available, and it may have to postpone further laboratory and clinical studies, unless its cash resources increase through growth in revenues, the completion of licensing agreements, additional equity investment, borrowing or third party sponsorship.

Because the Company’s research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses from operations from time to time during the near future.

     Hextend® and PentaLyte® are registered trademarks, and HetaCool™ is a trademark, of BioTime.

Results of Operations

Year Ended December 31, 2002 and Year Ended December 31, 2001

     For the year ended December 31, 2002, the Company recognized $352,641 of royalty revenues, compared with $151,917 recognized for the year ended December 31, 2001. This increase in royalties is attributable to an increase in product sales by Abbott. Under its License Agreement with the Company, Abbott reports sales of Hextend and pays the Company the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Royalties on sales made during the fourth quarter of 2002 will not be recognized by the Company until the first quarter of fiscal year 2003. The Company also received a reimbursement of $34,379 from Abbott for regulatory fees incurred by the Company.

     For the year ended December 31, 2002, interest and other income decreased to $20,649 from $114,344 for the year ended December 31, 2001. The decrease is attributable to lower interest rates and cash balances for 2002, versus 2001.

     Research and development expenses decreased to $1,103,490 for the year ended December 31, 2002, down from $1,685,168 for the year ended December 31, 2001. The decrease is chiefly attributable to a significant decrease in fees paid to scientific consultants of $257,118, a decrease in expenses for laboratory equipment of $10,293, and a decrease in research and development salaries of $226,219. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants’ fees. It is expected that research and development expenses will increase if the Company obtains sufficient capital to commence new clinical studies of its products in the United States and Europe.

     General and administrative expenses decreased to $1,318,159 for the year ended December 31, 2002 from $1,961,342 for the year ended December 31, 2001. This decrease is chiefly attributable to a significant decrease in expenditures for the Company’s Annual Report and Meeting of $155,438, a decrease in general and administrative consulting of $29,252, a decrease in investor/public relations of $23,420, a decrease in meeting costs of $21,332, a decrease in spending for office supplies and expenses of $17,760, a decrease in telephone expenses of $15,347, a decrease in travel expenses of $12,966, and a decrease in general and administrative salaries of $197,448.

     The company’s interest expense increased by $552,376 during 2002 because the Company incurred interest expense related to its debentures for all of 2002, whereas the Company only incurred approximately five months of interest expense during 2001 in relation to the debentures, which were executed in August 2001.

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

     Research and development expenses decreased to $1,685,168 for the year ended December 31, 2001, down from $3,362,841 for the year ended December 31, 2000. The decrease is attributable to a significant decrease in laboratory study expenses and fees paid to scientific research personnel as a result of a cost reduction program in which the Company reduced its research and development activities: in total, in 2001, the Company spent $9,310 less than it had in the prior year for laboratory supplies, $107,109 less for laboratory expenses, $278,107 less for salaries related to research and development, and $256,028 less for scientific consulting fees. Research and development expenses include laboratory study expenses, European clinical trial expenses, salaries, preparation of additional regulatory applications in the United States and Europe, manufacturing of solution for trials, and consultants’ fees. It is expected that research and development expenses will increase if the Company obtains sufficient capital to commence new clinical studies of its products in the United States and Europe.

     General and administrative expenses increased to $1,961,342 for the year ended December 31, 2001 from $1,779,931 for the year ended December 31, 2000. This increase is attributable to an increase in expenditures for the Company’s Annual Report and Meeting of $25,347, an increase in fees required for continued stock exchange listing of $12,882, an increase in overall insurance costs of $39,277, an increase in investor/public relations costs of $41,147, an increase in legal and accounting fees of $74,996, and an increase in costs associated with continued maintenance of the Company’s patent portfolio in the amount of $129,289. Increases were offset to some extent by an overall decrease in general and administrative salaries of $108,044.

     The company’s interest expense increased by $278,576 during 2001 because it began to borrow money to meet its capital needs.

Taxes

     At December 31, 2002 the Company had a cumulative net operating loss (NOL) carryforward of approximately $39,865,000 for federal income tax purposes. The gross deferred tax asset of $15,944,000 is principally related to the available benefit from NOL carryforwards and tax credit carryforwards. Because of the Company’s history of operating losses, the deferred tax asset has been fully reserved at December 31, 2002 and 2001. Utilization of the NOL and tax credit carryforwards may be limited in the event of certain ownership changes. Refer to Note 7 to the Financial Statements.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had $1,284,432 of cash and cash equivalents on hand. At the current rate of spending, the Company estimates that those funds will last approximately 15 months.

     Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, royalties, and borrowings. On March 27, 2003, the Company entered into the CJ Agreement and expects to receive the initial $500,000 license fee payment within 30 days. A second installment of $300,000 will be payable by CJ 30 days after its submits an application for regulatory approval of Hextend. On August 12, 2002, BioTime completed a private placement of 1,852,785 common shares for $2,075,119 ($1,764,670 net proceeds after cash placement fees of $310,449) through Ladenburg Thalmann & Co. Inc. The Company has registered these shares for sale under the Securities Act of 1933, as amended. In connection with the offering, and in addition to the placement fees referred to above, the Company granted to Ladenburg Thalmann & Co. Inc., warrants to purchase 129,695 common shares at an exercise price of $1.34 per share. The warrants are fully vested and non-forfeitable, and expire on August 11, 2007.

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

     During April 2003, holders of $2,750,000 principal amount of the Debentures granted BioTime a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during August 2003 and February 2004 (the “PIK Right”). BioTime retained the right to pay the interest due in cash.

     Each debenture holder who agreed to grant BioTime the PIK Right received a three-year warrant entitling the holder to purchase BioTime common shares for $1.50 per share. The number of shares covered by the warrants is the amount of debenture interest due in August 2003 and February 2004 divided by the $1.50 exercise price. Warrants to purchase a total of 223,331 common shares were issued.

     The warrants will expire in three years and will not be exercisable thereafter. The warrants will be redeemable by BioTime at $0.05 per warrant share if the closing price of the common shares on the American Stock Exchange exceeds 200% of the exercise price for 20 consecutive trading days.

     If BioTime actually elects to pay interest in stock instead of cash, the common shares issued on the interest payment date will be valued at the lower of (a) $1.20 or (b) 80% of the average closing price of BioTime common shares on the AMEX for the 10 trading days prior to the interest payment date, but not less than $0.80 per share.

     BioTime granted registration rights for the warrants and shares on substantially the same terms as the registration rights covering the warrants issued when the debentures were originally sold. All prices and share amounts will be adjusted for any stock splits, reverse splits, recapitalization, or similar changes to the common shares.

     Alfred Kingsley has agreed with BioTime that if BioTime exercises the PIK right he will provide BioTime with the cash required to pay the interest due on $600,000 principal amount of debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime will issue to Mr. Kingsley a warrant for 39,999 additional common shares, which is the number of shares that would have been issued had those debenture holders agreed to grant the PIK Right. When Mr. Kingsley provides BioTime with the cash to pay the interest due, he will receive the number of shares that the debenture holders would have received had they accepted stock in lieu of cash interest payments.

     In August 2001, investors who purchased the debentures also received warrants to purchase a total of 515,383 common shares at an exercise price of $6.50 per share. The warrants will expire if not exercised by August 1, 2004. Since the end of June 2002, the Company has had the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s common shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen (15) consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act of 1933, as amended.

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

     BioTime will need to obtain additional equity capital from time to time in the future, as long as the fees it receives from licensing its products to pharmaceutical companies, profits from sales of its products, and royalty revenues are not sufficient to fund its operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company’s products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. If necessary, the Company can reduce costs by downsizing its operations. Management believes its existing cash together with anticipated license fees from CJ Corp. and royalties from Abbott is sufficient to allow the Company to operate at a reduced level through March 31, 2004.

     The following depicts BioTime’s contractual obligations as of December 31, 2002:

		Payments due by Period

Contractual Obligation	Total	less than 1 year	1-3 years

Debentures	$3,350,000	$—	$3,350,000
Operating Leases	174,000	139,000	35,000
Total Contractual Cash Obligations	$3,524,000	$139,000	$3,385,000

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company based its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes the Company’s critical accounting policies and significant estimates used in preparing its financial statements:

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

Revenue Recognition

     Under the Company’s License Agreement with Abbott Laboratories, the Company has received $2,500,000 of license fees from April, 1997 through December, 1999 based upon achievement of specified milestones. Such fees have been recognized as revenue as the milestones were achieved. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend, at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott’s obligation to pay licensing fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

     The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the year ended December 31, 2002 include royalties on sales made by Abbott during the twelve months ended September 30, 2002. Royalties on sales made during the fourth quarter of 2002 will not be recognized by the Company until the first quarter of fiscal year 2003.

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

     See Note 2 to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company did not hold any market risk sensitive instruments as of December 31, 2002, December 31, 2001, or December 31, 2000. The Company’s debentures bear interest at a fixed rate of 10% per annum. Changes in interest rates would affect the fair value of the debentures, but such changes would not affect future cash flows.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
BioTime, Inc.
Berkeley, California

We have audited the accompanying consolidated balance sheet of BioTime, Inc. (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. We have also audited the statements of operations, shareholders' equity (deficit), and cash flows for the period from November 30, 1990 (inception) through December 31, 2002, except that we did not audit these financial statements for the period from November 30, 1990 through December 31, 2001; those financial statements were audited by other auditors whose report, which was dated February 16, 2002, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and on the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTime, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from November 30, 1990 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2002. As discussed in Note 1b to the financial statements, successful completion of the Company's product development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities, obtaining regulatory approval for products ultimately developed, and achieving a level of revenues adequate to support the Company's cost structure.

/s/BDO SEIDMAN, LLP

San Francisco, California
March 28, 2003, except for Note 1d which is as of April 4, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
BioTime, Inc.:

We have audited the accompanying balance sheet of BioTime, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000, and the period from November 30, 1990 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of BioTime, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from November 30, 1990 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 16, 2002

Item 8. Financial Statements and Supplementary Data

BIOTIME, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,284,432	$1,652,748
Prepaid expenses and other current assets	97,686	109,431
Total current assets	1,382,118	1,762,179
EQUIPMENT, Net of accumulated depreciation of $478,396 and $409,331	102,713	167,946
DEPOSITS AND OTHER ASSETS	11,250	11,250

TOTAL ASSETS	$1,496,081	$1,941,375

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$357,999	$167,192
Accrued interest	140,424	142,155

Total current liabilities	498,423	309,347
COMMITMENTS (Note 6)
DEBENTURES, net of discount of $1,181,196	2,168,804	1,731,122
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding in 2002 and 2001	–	–
Common Shares, no par value, authorized 40,000,000 shares; issued and outstanding shares; 13,490,101 in 2002 and 11,627,316 in 2001 (Note 4 )	32,374,883	30,602,003
Contributed Capital	93,972	93,972
Deficit accumulated during development stage	(33,640,001)	(30,795,069)

Total shareholders’ equity (deficit)	(1,171,146)	(99,094)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,496,081	$1,941,375

See notes to financial statements.

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,			Period from Inception
				(November 30, 1990)
	2002	2001	2000	to December 31, 2002

REVENUE:
License fee	$–	$–	$–	$2,500,000
Royalty from product sales	352,641	151,917	52,492	557,050
Reimbursed regulatory fees	34,379	–	–	34,379

Total revenue	387,020	151,917	52,492	3,091,429

EXPENSES:
Research and development	(1,103,490)	(1,685,168)	(3,362,841)	(22,734,008)
General and administrative	(1,318,159)	(1,961,342)	(1,779,931)	(14,745,886)

Total expenses	(2,421,649)	(3,646,510)	(5,142,772)	(37,479,894)

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	(830,952)	(278,576)	–	(1,109,528)
Other income	20,649	114,344	165,256	1,882,823

Total interest expense and other income	(810,303)	(164,232)	165,256	773,295

NET LOSS	$(2,844,932)	$(3,658,825)	$(4,925,024)	$(33,615,170)

BASIC AND DILUTED LOSS PER SHARE	$(0.23)	$(0.32)	$(0.44)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	12,368,466	11,562,108	11,042,087

See notes to financial statements.

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred					Deficit
	Shares		Common Shares			Accumulated
						During
	Number of		Number of		Contributed	Development
	Shares	Amount	Shares	Amount	Capital	Stage

BALANCE, November 30, 1990 (date of inception)	—	—	—	—	—	—
NOVEMBER 1990:
Common shares issued for cash			1,312,758	$263
DECEMBER 1990:
Common shares issued for stock of a separate entity at fair value			1,050,210	137,400
Contributed equipment at appraised value					$16,425
Contributed cash					77,547
MAY 1991:
Common shares issued for cash less offering costs			101,175	54,463
Common shares issued for stock of a separate entity at fair value			100,020	60,000
JULY 1991:
Common shares issued for services performed			30,000	18,000
AUGUST-DECEMBER 1991:
Preferred shares issued for cash less offering costs of $125,700	360,000	$474,300
MARCH 1992:
Common shares issued for cash less offering costs of $1,015,873			2,173,500	4,780,127
Preferred shares converted into common shares	(360,000)	(474,300)	360,000	474,300
Dividends declared and paid on preferred shares						$(24,831)
MARCH 1994:
Common shares issued for cash less offering costs of $865,826			2,805,600	3,927,074
JANUARY-JUNE 1995:
Common shares repurchased with cash			(253,800)	(190,029)
JULY 1995-JUNE 1996:
Common shares issued for cash			608,697	1,229,670
Common shares repurchased with cash			(18,600)	(12,693)
Common shares warrants and options granted for services				356,000
NET LOSS						(8,064,471)

BALANCE AT JUNE 30, 1996	–	$–	8,269,560	$10,834,575	$93,972	$(8,089,302)

See notes to financial statements	(Continued)

BIOTIME, INC.

(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred					Deficit
	Shares		Common Shares			Accumulated
						During
	Number of		Number of		Contributed	Development
	Shares	Amount	Shares	Amount	Capital	Stage

JULY 1996 - JUNE 1997:
Common shares issued for cash less offering costs of $170,597			849,327	$5,491,583
Common shares issued for cash (exercise of options and warrants)			490,689	1,194,488
Common shares warrants and options granted for service				105,000
JULY 1997 - JUNE 1998:
Common shares issued for cash (exercise of options)			337,500	887,690
Common shares warrants and options granted for service				38,050
Common shares issued for services			500	6,250
JULY 1998 - DECEMBER 1998:
Common shares issued for cash (exercise of options and warrants)			84,000	395,730
Common shares options granted for services				50,000
Common shares issued for services			1,500	18,750
NET LOSS						(8,642,034)

BALANCE AT DECEMBER 31, 1998	–	$–	10,033,076	$19,022,116	$93,972	$(16,731,336)
Common shares issued for cash (less offering costs of $128,024)			751,654	7,200,602
Common shares issued for cash and exchange for 2,491 common shares which were canceled (exercise of options)			65,509	199,810
Common shares issued for services			792	9,900
Common shares warrant donated				552,000
Common shares issued for cash (exercise of warrant)			40,000	20,000
Options granted for services				195,952
NET LOSS						(5,479,884)

BALANCE AT DECEMBER 31, 1999	–	$–	10,891,031	$27,200,380	$93,972	$(22,211,220)

See notes to financial statements	(Continued)

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible					Deficit
	Preferred Shares		Common Shares			Accumulated
						During
	Number of		Number of		Contributed	Development
(Continued)	Shares	Amount	Shares	Amount	Capital	Stage

Common Shares issued for services			17,661	$131,525
Exercise of Options			51,000	51,000
Exercise of Warrants (less issuance cost of $36,176)			466,912	864,964
Options granted for services				112,138
NET LOSS						(4,925,024)

BALANCE AT DECEMBER 31, 2000	–	$–	11,426,604	$28,360,007	$93,972	$(27,136,244)
Common Shares issued for services			48,890	324,169
Common Shares issued for cash and exchanged for 9,295 common shares which were canceled (exercise of options)			74,004	16,488
Common Shares issued for cash (exercise of warrants)			77,818	182,872
Issuance of warrants in connection with debt financing				1,850,716
Compensation benefit from revaluation of warrants				(132,249)
NET LOSS						(3,658,825)

BALANCE AT DECEMBER 31, 2001	–	$–	11,627,316	$30,602,003	$93,972	$(30,795,069)
Common Shares issued for services	–	–	10,000	30,000
Common shares issued for cash, net of placement fees of $310,449	–	–	1,852,785	1,764,670
Issuance of warrants in connection with debt financing	–	–		60,390
Compensation benefits from revaluation of warrants	–	–		(82,180)
NET LOSS						(2,844,932)

BALANCE AT DECEMBER 31, 2002	–	$–	13,490,101	$32,374,883	$93,972	$(33,640,001)

See notes to financial statements	(Concluded)

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,			Period from Inception
				(November 30, 1990) to
	2002	2001	2000	December 31 , 2002

OPERATING ACTIVITIES:
Net loss	$(2,844,932)	$(3,658,825)	$(4,925,024)	$(33,615,170))
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	–	–	–	(1,000,000)
Depreciation	69,064	63,767	75,458	484,937
Amortization of debt discount	437,682	231,838	–	669,520
Cost of donation — warrants	–	–	–	552,000
Stock-based compensation	134,695	191,920	243,663	1,241,697
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,745	13,218	(15,364)	(97,687)
Deposits and other assets	–	(1,350)	–	(11,250)
Accounts payable and accrued liabilities	62,591	(50,402)	(235,763)	498,421
Deferred revenue	–	–	–	1,000,000

Net cash used in operating activities	(2,129,155)	(3,209,834)	(4,857,030)	(30,277,532)

INVESTING ACTIVITIES:
Sale of investments	–	–	–	197,400
Purchase of short-term investments	–	–	–	(9,946,203)
Redemption of short-term investments	–	–	–	9,946,203
Purchase of equipment and furniture	(3,831)	(5,116)	(33,402)	(571,224)

Net cash used in investing activities	(3,831)	(5,116)	(33,402)	(373,824)

FINANCING ACTIVITIES:
Proceeds from issuance of warrants and debentures	–	2,350,000	–	2,350,000
Borrowings under line of credit	–	1,000,000	–	1,000,000
Issuance of preferred shares for cash	–	–	–	600,000
Preferred shares placement costs	–	–	–	(125,700)
Issuance of common shares for cash	2,075,119	–	–	25,776,851
Common shares placement costs	(310,449)	–	(36,177)	(2,526,946)
Net proceeds from exercise of common share options and warrants	–	199,360	952,141	5,011,589
Contributed capital — cash	–	–	–	77,547
Dividends paid on preferred shares	–	–	–	(24,831)
Repurchase of common shares	–	–	–	(202,722)

Net cash provided by financing activities	$1,764,670	$3,549,360	$915,964	$31,935,788

BIOTIME, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Year Ended		Period from Inception
		December 31,		(November 30, 1990)
	2002	2001	2000	to December 31, 2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(368,316)	334,410	(3,974,468)	1,284,432
CASH AND CASH EQUIVALENTS:
At beginning of period	1,652,748	1,318,338	5,292,806	—

At end of period	$1,284,432	$1,652,748	$1,318,338	$1,284,432

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction	—	—	—	$197,400
Conversion of line-of-credit to debentures	—	$840,878	—	$840,878
Issuance of Warrants for private placement costs	$163,583	—	—	$163,583
Issuance of Warrants related to debenture financing and line of credit agreement	$60,390	$1,850,716	—	$1,911,106
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$323,452	—	—	—
Cash paid for income taxes	$—	—	—	—

See notes to financial statements	(Concluded)

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

a.
General — BioTime, Inc. (“the Company”) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization, currently in the development stage, which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

b.
Development Stage Enterprise — Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred net losses of $33,615,170 from inception to December 31, 2002. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

c.
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

d.
Liquidity — At December 31, 2002, BioTime had $ 1,284,432 of cash on hand and $883,695 of working capital, and has implemented cost savings and expenditure limitation measures. At December 31, 2002, BioTime had a shareholders’s deficit of $1,171,146 and an accumulated deficit of $33,640,001. The Company needs additional capital and greater revenues to continue its current operations, to begin clinical trials of PentaLyte, and to continue to conduct its product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend or possibly discontinue some or all aspects of its planned operations. Management believes its existing cash is sufficient to allow the Company to operate at a reduced level. If necessary, the Company can reduce costs by downsizing its operations.

During April 2003, holders of $2,750,000 principal amount of the Debentures granted BioTime a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during August 2003 and February 2004 (the “PIK Right”). BioTime retained the right to pay the interest due in cash.

Each debenture holder who agreed to grant BioTime the PIK Right received a three-year warrant entitling the holder to purchase BioTime common shares for $1.50 per share. The number of shares covered by the warrants is the amount of debenture interest due in August 2003 and February 2004 divided by the $1.50 exercise price. Warrants to purchase a total of 223,331 common shares were issued.

The warrants will expire in three years and will not be exercisable thereafter. The warrants will be redeemable by BioTime at $0.05 per warrant share if the closing price of the common shares on the American Stock Exchange exceeds 200% of the exercise price for 20 consecutive trading days.

If BioTime actually elects to pay interest in stock instead of cash, the common shares issued on the interest payment date will be valued at the lower of (a) $1.20 or (b) 80% of the average closing price of BioTime common shares on the AMEX for the 10 trading days prior to the interest payment date, but not less than $0.80 per share.

BioTime granted registration rights for the warrants and shares on substantially the same terms as the registration rights covering the warrants issued when the debentures were originally sold. All prices and share amounts will be adjusted for any stock splits, reverse splits, recapitalization, or similar changes to the common shares.

Alfred Kingsley has agreed with BioTime that if BioTime exercises the PIK right he will provide BioTime with the cash required to pay the interest due on $600,000 principal amount of debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime will issue to Mr. Kingsley a warrant for 39,999 additional common shares, which is the number of shares that would have been issued had those debenture holders agreed to grant the PIK Right. When Mr. Kingsley provides BioTime with the cash to pay the interest due, he will receive the number of shares that the debenture holders would have received had they accepted stock in lieu of cash interest payments.

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

Under the License Agreement, Abbott has paid the Company $2,500,000 of license fees based upon achievement of specified milestones. Such fees have been recognized as revenue as the milestones were achieved. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend by Abbott at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott’s obligation to pay license fees on sales of Hextend will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

In addition to the license fees, Abbott will pay the Company a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional ..22% for each increment of $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott’s obligation to pay royalties on sales of Hextend will expire in the United States or Canada when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the year ended December 31, 2002 include royalties on sales made by Abbott during the twelve months ended September 30, 2002. Royalties on sales made during the fourth quarter of 2002 will not be recognized by the Company until the first quarter of fiscal year 2003. Royalties on sales made during the quarter ended December 31, 2002 were not material to BioTime’s financial results.

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

Indemnification — Under the License Agreement, BioTime shall indemnify Abbott for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott relating to actions covered by the License Agreement.

Management believes that the probability of payments under the indemnification clause by the Company is remote. Therefore, the Company has not recorded a provision for potential claims.

Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions.

Equipment is stated at cost or, in the case of donated equipment, at fair market value. Equipment is being depreciated using the straight-line method over a period of thirty-six to eighty-four months.

Patent costs associated with obtaining patents on products being developed are expensed as research and development expenses when incurred. These costs totaled $196,580, $343,501, and $215,424 for the years ended December 31, 2002, 2001, and 2000, respectively, and cumulatively, $1,416,789 for the period from inception (November 30, 1990) to December 31, 2002.

Research and development costs are expensed when incurred and consist principally of salaries, payroll taxes, research and laboratory fees, hospital and consultant fees related to clinical trials, and the Company’s PentaLyte solution for use in human clinical trials.

Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Stock-based compensation — The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company accounts for stock-based awards to nonemployees in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”

      Had compensation cost for employee options granted in 2002, 2001, and 2000 under the Company’s Option Plan been determined based on the fair value at the grant dates, as prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and pro forma net loss per share would have been as follows:

	Year Ended December 31,

	2002	2001	2000

Net loss as reported	$2,844,932	$3,658,825	$4,925,024

Deduct: Stock-based compensation determined under fair value method for awards, net of tax	$151,967	$312,770	$178,965

Pro forma net loss	$2,996,899	$3,971,595	$5,103,989

Basic and diluted loss per common share as reported	$0.23	$0.32	$0.44

Pro forma basic and diluted loss per common share	$0.24	$0.34	$0.46

      The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions during the applicable period:

	2002	2001	2000

Average risk-free rate of return	2.95%—4.74%	4%—5%	6.72%

Weighted average expected option life	5 years	5 years	5 years

Volatility rate	80.10%—82.25%	45%—60%	87.4%

Dividend yield	0%	0%	0%

Stock split — In October 1997, the Company effected a three-for-one split of its common shares. All share and per share amounts have been restated to reflect the stock split for all periods presented.

Net Loss per share — Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt, and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Diluted loss per share for the years ended December 31, 2002, 2001, and 2000 exclude any effect from such securities as their inclusion would be antidilutive. At December 31, 2002, 835,033 options and 725,028 warrants were excluded, as their inclusion would have been anti-dilutive.

Comprehensive Loss — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.

Fair value of financial instruments — The fair value of cash approximates its carrying value. The fair value of the Company’s long-term debt is $2,560,000 at December 31, 2002, and was based on the present value of future cash flows, discounted at the Company’s current borrowing rate for similar instruments.

Segment information — The Company operates in the single segment of producing aqueous based synthetic solutions used in medical applications and is currently in the development stage of this segment. All revenues have been generated in the United States, and all assets are located in the United States.

Reclassification — Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently issued accounting standards —

Business combinations and goodwill — In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS 141 and 142 on January 1, 2002. The adoption of these statements did not have a material impact on the financial statements.

Impairment and disposal of long lived assets - In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, “ and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on the financial statements.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45. “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in Note 1 to the consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes that the adoption of SFAS No. 146 will not have a material impact on the financial statements.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that adoption of this standard will have a material effect on its financial statements.

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

In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Mr. Kingsley agreed to convert the $1,000,000 current outstanding balance under the Credit Agreement to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under the Credit Agreement. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed that it will restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue (excluding interest and dividends) it collects for the quarter. To the extent BioTime’s expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. This restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full. A director of the Company purchased $100,000 of the debentures.

Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. Of the $3,350,000 of proceeds, $1,596,124 and the unamortized portion ($159,122) of the fair value of the warrant issued in connection with the Credit Agreement was allocated to the warrants.

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

On March 27, 2002, BioTime entered into a new Revolving Line of Credit Agreement (the “2002 Credit Agreement”) with Alfred D. Kingsley which entitled BioTime to borrow up to $300,000 for working capital purposes. The 2002 Credit Agreement expired when the Company received $1,764,670 in net proceeds from a private placement offering. The Company had no borrowings under the 2002 Credit Agreement at December 31, 2002.

In connection with entering into the 2002 Credit Agreement on March 27, 2002, the Company issued to Mr. Kingsley a warrant to purchase 30,000 of the Company’s common shares at $4.00 per share. The warrant is fully exercisable and non-forfeitable on the date of grant and expires on March 26, 2007. The fair value of the warrant was $60,390 and was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 5 years; risk-free interest rate of 4.4%; volatility of 84.6%; and no dividends during the expected term. The fair value of the warrant was being amortized over the term of the 2002 Credit Agreement. As the 2002 Credit Agreement has expired, the warrant has been fully expensed at December 31, 2002.

4.     SHAREHOLDERS’ EQUITY (DEFICIT)

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

During September 1996, the Company entered into an agreement with an individual to act as an advisor to the Company. In exchange for services, as defined, to be rendered by the advisor through September 1999, the Company issued warrants, with five year terms, to purchase 124,510 common shares at a price of $6.02 per share. The warrants expired unexercised.

On February 5, 1997, the Company completed a subscription rights offering raising $5,662,180, through the sale of 849,327 common shares.

During April 1998, the Company entered into a new financial advisory services agreement with Greenbelt. The new agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month paid quarterly. The Company agreed to reimburse Greenbelt for all reasonable out-of-pocket expenses incurred in connection with its engagement as financial advisor, and to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime’s behalf under the agreement. The agreement has been renewed each year and will expire on March 31, 2003. The Company agreed to issue Greenbelt 30,000 Common Shares in four quarterly installments of 7,500 shares each for the twelve months ended March 31, 2001, 40,000 Common Shares in four quarterly installments of 10,000 each for the twelve months ended March 31, 2002. In 2002, the Company agreed to pay Greenbelt $60,000 in cash and issue 100,000 Common Shares. The cash was scheduled to be paid in four quarterly installments of $15,000 and 25,000 shares per quarter were to be issued for the twelve months ending March 31, 2003, of which $30,000 in cash was paid following the renewal of the agreement. At December 31, 2002, $116,250 was included in accounts payable related to services rendered through December 31, 2002. During the first quarter of 2003, this obligation was settled through the payment of $15,000 and issuance of 75,000 Common Shares. The remaining balance of the cash under the agreement is due to be paid, and the balance of the shares is due to be issued, on March 31, 2003.

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

On August 12, 2002, BioTime completed a private placement of 1,852,785 common shares for $2,075,119 ($1,764,670 net proceeds after cash placement fees of $310,449) through Ladenburg Thalmann & Co. Inc. The Company has registered these shares for sale under the Securities Act of 1933, as amended. In connection with the offering, and in addition to the placement fees referred to above, the Company granted to Ladenburg Thalmann & Co. Inc., warrants to purchase 129,695 common shares at an exercise price of $1.34 per share. The warrants are fully vested and non-forfeitable, and expire on August 11, 2007.

At December 31, 2002, 725,028 warrants with a weighted average exercise price of $5.60 and a weighted average remaining contractual life of 2.3 years were outstanding.

5.     STOCK OPTION PLANS

During 1992, the Board of Directors of the Company adopted the 1992 Stock Option Plan (the “1992 Plan”). Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of December 31, 2002, options to purchase 371,701 shares had been granted and were outstanding at exercise prices ranging from $1.13 to $13.00 under the 1992 Plan.

Of the options granted to consultants under the 1992 Plan, options to purchase 60,000 common shares, granted to consultants in 1999, vest upon achievement of certain milestones. At December 31, 2002, 23,000 consultant options had vested and 37,000 had not vested. The Company recorded a benefit of $82,180 as a result of remeasurement of such options. The benefit recognized on these options during the year ended December 31, 2002 was recorded as an offset to research and development expense.

During March, 2002, the Company granted options to purchase 60,000 shares at an exercise price of $3.00 per share to the existing directors at that time.

During September 2002, the Company’s board of directors adopted, and on October 28, 2002, the shareholders approved, a new stock option plan (the “2002 Plan”). Under the 2002 Plan, the Company has reserved 1,000,000 common shares for issuance under options granted to eligible persons. No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant. Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. The 2002 Plan also permits the Company to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle the Company to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment. The Company may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares. Under the 2002 Plan, as of December 31, 2002, the Company had granted to certain employees, consultants, and directors, options to purchase a total of 445,000 common shares at an exercise price of $4.00 per share; had granted one new director options to purchase 18,332 common shares at an exercise price of $1.00 per share; and had 536,668 options available for future grants. As of December 31, 2002, no options were available for grant under the 1992 Plan.

Option activity under the Plan is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1999 (438,500)
exercisable at a weighted average price of $6.33)	498,500	$6.98
Granted (weighted average fair value of $7.03 per
share)	52,500	9.95
Exercised	(51,000)	1.00
Canceled	(30,000)	1.00
Outstanding, December 31, 2000	470,000	8.34
Granted (weighted average fair value of $3.81 per
share)	150,000	6.30
Exercised	(60,799)	1.21

	Number of	Weighted Average
	Shares	Exercise Price

Canceled	(73,500)	7.15
Outstanding, December 31, 2001	485,701	8.78
Granted (weighted average fair value of $0.59 share)	523,332	3.78
Exercised	(0)	(0)
Canceled	(174,000)	(11.38)

Outstanding, December 31, 2002	835,033	$5.38

Additional information regarding options outstanding as of December 31, 2002 is as follows:

		Options Outstanding		Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contractual Life	Weighted Avg.		Weighted Avg.
Exercise Prices	Outstanding	(yrs)	Exercise Price	Number Exercisable	Exercise Price
$1.00-$3.00	103,533	3.65	$2.19	103,533	$2.19
4.00-6.00	552,000	4.61	4.27	288,668	4.52
7.25-9.00	61,000	2.76	8.10	61,000	8.10
11.50-13.00	118,500	3.87	11.94	118,500	11.94

$1.0-$13.00	835,033	4.25	$5.38	571,701	$6.01

6. COMMITMENTS

The Company occupies its office and laboratory facility in Berkeley, California under a lease that will expire on March 31, 2004. The Company presently occupies approximately 8,890 square feet of space with a monthly rent of $11,355. The rent increases annually by the greater of 3% and the increase in the local consumer price index, subject to a maximum annual increase of 7%. Due to an increase in the local consumer price index of 3% over the period defined in the lease agreement, rent will be increased by that amount (yielding a new rent, payable beginning with the month of April, 2003, of $11,696). Rent expense totaled $136,035, $122,096, and $113,600 for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum lease payments are as follows:

Year ending December 31,

2003	$139,000
2004	35,000

$174,000

7.     INCOME TAXES

The primary components of the net deferred tax asset are:

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001
Deferred Tax Asset:
Net operating loss carryforwards	$14,458,000	$14,056,615
Research & Development Credits	1,377,000	1,224,065
Other, net	159,000	81,466

Total	15,994,000	15,362,146
Valuation allowance	(15,994,000)	(15,362,146)

Net deferred tax asset	$-0-	$-0-

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

Year ended December 31,	2002

Computed tax benefit at federal statutory rate	(34)%
Permanent differences, primarily nondeductible interest	7
Losses for which no benefit has been recognized	34
State tax benefit, net of effect on federal income taxes	(6)
Research and development credits	(3)
Other	2

0%

No tax benefit has been recorded through December 31, 2002 because of the net operating losses incurred and a full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $39,865,000 for federal and $15,490,000 for state tax purposes, which begin to expire during fiscal years 2005 and 2004, respectively. In addition, the Company has tax credit carryforwards for federal and state tax purposes of $739,000 and $637,000, respectively, which will begin to expire in 2005.

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

8.     RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000, fees for consulting services of $5,500 were paid to a member of the Board of Directors. No consulting fees were paid to any members of the Board of Directors during the years ended December 31, 2002 and 2001. Other related party transactions are discussed in Note 4.

9.     QUARTERLY RESULTS (UNAUDITED)

Summarized unaudited results of operations for each quarter of the years ended December 31, 2002 and 2001 are as follows:

				Fourth
	First Quarter*	Second Quarter	Third Quarter	Quarter	Total Year
Fiscal Year Ended
December 31, 2002
Revenue	$91,614	$60,812	$85,843	$148,751	$387,020
Net Loss	$706,408	$783,181	$578,864	$776,479	$2,844,932
Basic and Diluted Loss per share	$.05	$.06	$.05	$.05	$.23

*	First quarter 2002 revenue has been restated to reflect the reclassification of $34,379 from general and administrative expense to revenue related to reimbursements received from Abbott Laboratories for regulatory fees incurred by the Company.

				Fourth
	First Quarter	Second Quarter	Third Quarter	Quarter	Total Year
Fiscal Year Ended
December 31, 2001
Revenue	$32,695	$29,958	$36,416	$52,848	$151,917
Net Loss	$951,739	$1,120,024	$861,273	$725,789	$3,658,825
Basic and Diluted Loss per share	$.08	$.10	$.07	$.06	$.32

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

     Directors did not receive cash fees during 2002. Instead, directors of the Company who are not employees received options to purchase 20,000 Common Shares exercisable at $3.00 per share, which was the closing price for BioTime stock on the American Stock Exchange on the last day of March, 2002. Of the 20,000 options granted, 12,500 were fully vested and exercisable upon grant and the remaining 7500 options vested and became exercisable in nine equal monthly installments based on continued service on the Board of Directors. Mr. West, who became a director during October 2002, received 3,332 options at $1.00 per share, as a pro rata share of the 20,000 options granted to other directors, and an additional option to purchase 15,000 Common Shares at $1.00 per share, which was the closing price on the AMEX on the date of grant. Directors of the Company and members of committees of the Board of Directors who are employees of the Company are not compensated for serving as directors or attending meetings of the Board or committees of the Board. Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board. Directors who are employees of the Company are also entitled to receive compensation in such capacity.

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

     During April 1998, the Company entered into a new financial advisory services agreement with Greenbelt. The new agreement provided for an initial payment of $90,000 followed by an advisory fee of $15,000 per month paid quarterly. The Company agreed to reimburse Greenbelt for all reasonable out-of-pocket expenses incurred in connection with its engagement as financial advisor, and to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime’s behalf under the agreement. The agreement has been renewed each year and will expire on March 31, 2003. The Company agreed to issue Greenbelt 30,000 Common Shares in four quarterly installments of 7,500 shares each for the twelve months ended March 31, 2001, 40,000 Common Shares in four quarterly installments of 10,000 each for the twelve months ended March 31, 2002, and $60,000 in cash and 100,000 Common Shares in four quarterly installments of $15,000 cash and 25,000 share for the twelve months ending March 31, 2003.

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

     However, management has also identified a material weakness in its accounting and reporting functions stemming from the performance and supervision of its out-sourced accounting personnel. Management has committed itself to take action to improve certain aspects of its internal control structure.

Changes in Internal Controls

     There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the review by the Chief Executive Officer and Chief Financial Officer.

     Following the review and evaluation of the Company’s disclosure controls and procedures, management has committed itself to take several steps that it feels are necessary to strengthen its accounting and reporting function. The Company out-sources its accounting functions, and does not have full-time accounting personnel. Management has determined that tighter control and supervision over its out-sourced accounting personnel is required to ensure that the financial statements are prepared correctly and in a timely manner. The Company also plans on conducting more frequent internal reviews and reconciliations of financial statements, and to improve its budgeting process. The Company has acquired new accounting software that it believes will facilitate implementation of accounting reviews and reconciliations and budgeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

Page

Report of Independent Certified Public Accountants	42

Independent Auditors’ Report	43

Balance Sheets As of December 31, 2002 and December 31, 2001	44

Statements of Operations For the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000, and the Period From Inception (November 30, 1990) to December 31, 2002	45

Statements of Shareholders’ Equity (Deficit) For the Years Ended December 31, 2002, December 31, 2001 and December 31, 2000, and the Period From Inception (November 30, 1990) to December 31, 2002	46-68

Statements of Cash Flows For the Years Ended December 31, 2002, December 31, 2001 and December 31, 2000, and the Period From Inception (November 30, 1990) to December 31, 2002	49-50

Notes to Financial Statements

(a-2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.^^^^

10.21	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

23.1	Consent of Deloitte & Touche LLP****

23.2	Consent of BDO Seidman LLP****

99.1	Certification Pursuant to 18 U.S.C. Section 1350.****

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

^^^^  Previously filed.

(b)  Reports on Form 8-K

The Company did not file any reports of Form 8-K for the three months ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April 2003.

BIOTIME, INC.

By:	/s/Paul Segall

Paul Segall, Ph.D. Chairman and Chief Executive Officer (Principal executive officer)

Signature	Title	Date

/s/Paul E. Segall Paul E. Segall, Ph.D.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2003

/s/Harold D. Waitz Harold D. Waitz, Ph.D.	Vice President and Director	April 11, 2003

/s/Hal Sternberg Hal Sternberg, Ph.D.	Vice President and Director	April 11, 2003

/s/Steven Seinberg Steven Seinberg	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2003

/s/Judith Segall Judith Segall	Vice President, Corporate Secretary and Director	April 11, 2003

/s/Jeffrey B. Nickel Jeffrey B. Nickel	Director	April 11, 2003

Milton H. Dresner	Director	March , 2003

Katherine Gordon	Director	March , 2003

Michael D. West	Director	March , 2003

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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ Steven A. Seinberg

Steven A. Seinberg Chief Financial Officer

EXHIBIT INDEX

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D.Kingsley††

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.^^^^

10.21	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

23.1	Consent of Deloitte & Touche LLP****

23.2	Consent of BDO Seidman LLP****

99.1	Certification Pursuant to 18 U.S.C. Section 1350.****

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

^^^^  Previously filed.