Form 10-Q
period 2003-03-31
BIOTIME INC
filed 2003-05-15
CIK 876343

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,590,101 common shares, no par value, as of May 13, 2003.

PART 1—FINANCIAL INFORMATION

     Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this report under Item 1 of the Notes to Financial Statements, and in BioTime’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Words such as “expects,” “may, “will,” “anticipates,” “intends, “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

Item 1. Financial Statements

BIOTIME, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$723,519	$1,284,432
Accounts receivable	510,579	—
Prepaid expenses and other current assets	86,883	97,686

Total current assets	1,320,981	1,382,118

EQUIPMENT, Net of accumulated depreciation of $493,098 and $478,396, respectively	88,011	102,713
DEPOSITS AND OTHER ASSETS	11,250	11,250

TOTAL ASSETS	$1,420,242	$1,496,081

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$428,753	$498,423
DEBENTURES, net of discount of $1,041,236 and $1,181,196, respectively	2,308,764	2,168,804
DEFERRED REVENUES	450,000	—
COMMITMENTS
SHAREHOLDERS’ DEFICIT:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—	—
Common Shares, no par value, authorized 40,000,000 shares; issued and outstanding shares; 13,590,101 and 13,490,101, respectively	32,529,883	32,374,883
Contributed Capital	93,972	93,972
Deficit accumulated during development stage	(34,391,130)	(33,640,001)

Total shareholders’ deficit	(1,767,275)	(1,171,146)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,420,242	$1,496,081

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Period from Inception
	March 31,		(November 30, 1990) to
	2003	2002	March 31, 2003

REVENUE:
License fee	$—	$—	$2,500,000
Royalty from product sales	96,622	57,235	653,672
Reimbursed regulatory fees	—	—	34,379

Total revenue	96,622	57,235	3,188,051

EXPENSES:
Research and development	(224,536)	(260,571)	(22,958,544)
General and administrative	(337,768)	(331,407)	(15,083,654)

Total expenses	(562,304)	(591,978)	(38,042,198)
INTEREST INCOME (EXPENSE) AND OTHER:	(205,447)	(171,665)	567,848
Loss before income taxes	(671,129)	(706,408)	(34,286,299)
INCOME TAXES	(80,000)	—	(80,000)

NET LOSS	$(751,129)	$(706,408)	$(34,366,299)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.06)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	13,564,545	11,627,872

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Period from Inception
	March 31,		(November 30, 1990) to
	2003	2002	March 31, 2003

OPERATING ACTIVITIES:
Net loss	$(751,129)	$(706,408)	$(34,366,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,702	16,861	499,639
Amortization of debt discount	139,960	93,479	809,480
Cost of Donation - warrants	—	—	552,000
Stock-based compensation	38,750	58,703	1,396,697
Changes in operating assets and liabilities:
Accounts receivable	(510,579)	—	(510,579)
Prepaid expenses and other current assets	10,803	(8,209)	(86,884)
Deposits	—	—	(11,250)
Accounts payable and accrued liabilities	46,580	(119,704)	428,751
Deferred revenue	450,000	—	450,000

Net cash used in operating activities	(560,913)	(665,278)	(30,838,445)

INVESTING ACTIVITIES:
Sale of investments	—	—	197,400
Purchase of short-term investments	—	—	(9,946,203)
Redemption of short-term investments	—	—	9,946,203
Purchase of equipment and furniture	—	—	(571,224)

Net cash used in investing activities	—	—	(373,824)

FINANCING ACTIVITIES:
Warrants and debentures	—	—	2,350,000
Borrowings	—	—	1,000,000
Issuance of preferred shares for cash	—	—	600,000
Preferred shares placement costs	—	—	(125,700)
Issuance of common shares for cash	—	—	25,776,851
Common shares placement costs	—	—	(2,526,946)
Net proceeds from exercise of common share options and warrants	—	—	5,011,589
Contributed capital - cash	—	—	77,547
Dividends paid on preferred shares	—	—	(24,831)
Repurchase of common shares	—	—	(202,722)

Net cash provided by financing activities	—	—	31,935,788

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(560,913)	(665,278)	723,519
At beginning of period	1,284,432	1,652,748	—

At end of period	$723,519	$987,470	$723,519

See notes to condensed financial statements.	(Continued)

BIOTIME, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Period from Inception
	March 31,		(November 30, 1990) to
	2003	2002	March 31, 2003

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction	$—	$—	$197,400
Conversion of line of credit to debentures	—	—	840,878
Issuance of Warrants for private placement costs	—	—	163,583
Issuance of Warrants related to debenture financing and line of credit agreement	—	—	1,911,106
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$168,877	$—	$492,329
Cash paid for income taxes	—	—	—

See notes to condensed financial statements.	(Concluded)

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

The condensed balance sheet as of March 31, 2003, the condensed statements of operations for the three months ended March 31, 2003 and 2002 and the period from inception (November 30, 1990) to March 31, 2003, and the statements of cash flows for the three months ended March 31, 2003 and 2002 and the period from inception (November 30, 1990) to March 31, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003 and for all periods presented have been made. The balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements as of that date. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Form 10-K/A-1 for the year ended December 31, 2002.

Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred net losses of $34,366,299 from inception to March 31, 2003. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

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

Liquidity - At March 31, 2003, BioTime had $723,519 of cash on hand, and has implemented cost savings and expenditure limitation measures. The Company has also received approximately $370,000 from a new licensing agreement in April. However, the Company needs additional capital and greater revenues to continue its current operations, to begin clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. However, management believes its existing cash, along with license fees receivable and anticipated royalties, is sufficient to allow the Company to operate through March 31, 2004.

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

Revenue recognition - In April 1997, BioTime and Abbott Laboratories (“Abbott”) entered into an Exclusive License Agreement (the “License Agreement”) under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime’s proprietary blood plasma volume expander solution Hextend® in the United States and Canada for certain therapeutic uses.

Under the License Agreement, Abbott paid the Company $2,500,000 of license fees based upon achievement of specified milestones. Such fees have been recognized as revenue as the milestones were achieved. Up to $37,500,000 of additional license fees will be payable based upon annual net sales of Hextend® at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Abbott’s obligation to pay license fees on sales of Hextend® will expire on the earlier of January

1, 2007 or, on a country by country basis, when all patents protecting Hextend® in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

In addition to the license fees, Abbott will pay the Company a royalty on annual net sales of Hextend®. The royalty rate will be 5% plus an additional ..22% for each increment of $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Abbott’s obligation to pay royalties on sales of Hextend® will expire in the United States or Canada when all patents protecting Hextend® in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended March 31, 2003 include royalties on sales made by Abbott during the three months ended December 31, 2002. Royalties on sales made during the first quarter of 2003 will not be recognized by the Company until the second quarter of fiscal year 2003.

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

During March 2003, BioTime granted to CJ Corp. (“CJ”) an exclusive license to manufacture and sell Hextend® and PentaLyte® in South Korea (the “CJ Agreement”). Under the CJ Agreement, CJ agreed to pay the Company a license fee of $800,000, payable in two installments. The first installment of $500,000, less $80,000 of Korean taxes withheld, was paid to the Company during April 2003. In connection with this agreement, the Company paid a finder’s fee of $50,000 to an unrelated third party. The license fee of $500,000, net of the $50,000 finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. The remaining $300,000 is payable to the Company within 30 days after an application for regulatory approval to manufacture and market Hextend® is filed in Korea. In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance, but CJ Corp. will have to obtain regulatory approval before sales can begin. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend®; and PentaLyte® including conducting any clinical trials that may be required, and will bear all related costs and expenses.

Indemnification – In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of March 31, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

Comprehensive Loss - Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.

Recently issued accounting standards –

     Costs associated with Exit or Disposal Activities - On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on the financial statements.

     Guarantor’s accounting and disclosure requirements for guarantees - In November 2002, the FASB Issued FASB interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Adoption of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

     Stock-based compensation - transition and disclosure - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

     Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and pro forma net loss per share would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net loss as reported	$(751,129)	$(706,408)
Deduct: Stock-based compensation determined under fair value method for awards, net of tax	(118,940)	(25,819)

Pro forma net loss	$(870,069)	$(732,227)

	Three Months Ended March 31,

	2003	2002

Basic and diluted loss per common share as reported	$(0.06)	$(0.06)
Pro forma basic and diluted loss per common share	$(0.06)	$(0.06)

     Consolidation of variable interest entities - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. Adoption of this standard did not have a material effect on its financial statements.

3. DEBENTURES

In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Alfred D. Kingsley, an investor and consultant to the Company, agreed to convert the $1,000,000 outstanding balance under a one year Revolving Line of Credit Agreement (the “Credit Agreement”) to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under that Credit Agreement. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue (excluding interest and dividends) it collects for the quarter. To the extent BioTime’s expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. This spending restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full.

Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. Of the $3,350,000 of proceeds, $1,596,124 and the unamortized portion ($159,122) of the fair value of a warrant issued in connection with the Credit Agreement was allocated to the warrants. The portion of the proceeds allocated to the debentures is being accreted to interest expense over the term of the debentures using the effective interest rate method. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the

Company’s common shares equals or exceeds 150% of the exercise price for fifteen consecutive trading days.

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

Alfred Kingsley has agreed with BioTime that if BioTime exercises the PIK right he will provide BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime issued to Mr. Kingsley a warrant for 39,999 additional common shares, which is the amount of warrants that would have been issued had the debenture holders who did not grant BioTime the PIK Right, instead agreed to do so. When Mr. Kingsley provides BioTime with the cash to pay the interest due, he will receive the number of shares that the debenture holders would have received had they accepted stock in lieu of cash interest payments.

4. SHAREHOLDERS’ DEFICIT

Options to purchase 60,000 common shares were granted to consultants in 1999, and vest upon achievement of certain milestones. At March 31, 2003, 23,000 options had vested and 37,000 had not vested. During the three months ended March 31, 2003, remeasurement of these options did not yield a change in their fair value. Accordingly, no expense was incurred during this period. At March 31, 2002, 5000 options had vested, and 55,000 options had not vested. During the three months ended March 31, 2002, the Company recorded a benefit of $31,687 as a result of the remeasurement of such options. The benefit recognized on these options during the three months ended March 31, 2002 was recorded as an offset to research and development expense.

During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. The agreement has been renewed each year and expired on March 31, 2003. Under the Agreement, the Company issued to Greenbelt 40,000 common shares in four quarterly installments of 10,000 each for the twelve months ended March 31, 2002. For the twelve months ending March 31, 2003, the Company agreed to pay Greenbelt $60,000 in cash and issue 100,000 common shares. At December 31, 2002, $131,250 was included in accounts payable related to services rendered through December 31, 2002. During the first quarter of 2003, this obligation was settled through the payment of $15,000 and issuance of 75,000 common shares. The Company recorded expense of $53,750 related to services rendered by Greenbelt under this agreement for the three months ended March 31, 2003. On March 31, 2003, the Company issued 25,000 shares valued at $38,750 ($1.55 per share) in accordance with the agreement leaving an unpaid balance of $15,000 included in accounts payable. This obligation was settled through the payment of cash in April 2003.

5. NET LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three months ended March 31, 2003 and March 31, 2002, options to purchase 910,033 and 473,201 common shares, and warrants to purchase 725,078 and 880,714 common shares were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend®, its lead product, and a clinical trial of PentaLyte®. The Company’s operating revenues have been generated primarily from licensing fees and royalties, including $2,500,000 of licensing fees received from Abbott Laboratories for the right to manufacture and market Hextend® in the United States and Canada. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $34,366,299 of losses. During the first three months of 2003 the Company had an operating loss of $751,129. The Company’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

     Most of the Company’s research and development efforts have been devoted to the Company’s first three blood volume replacement products: Hextend®, PentaLyte®, and HetaCool.™ By testing and bringing all three products to the market, BioTime believes it can increase its market share by providing the medical community with solutions to match patients’ needs. By developing technology for the use of HetaCool™ in low temperature surgery, trauma care, and organ and tissue transplant surgery, BioTime may also create new market niches for its product line.

     The Company’s first product, Hextend®, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury. Hextend® maintains circulatory system fluid volume and blood pressure and keeps vital organs perfused during surgery. Hextend® is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend® in Canada, where it was approved for sale and product launch is expected shortly. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products in the United States and Canada, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products.

     During March 2003, BioTime granted to CJ Corp. an exclusive license to manufacture and sell Hextend® and PentaLyte® in South Korea (the “CJ Agreement”). Under the CJ Agreement, CJ agreed to pay the Company a license fee of $800,000, payable in two installments. The first installment of $500,000, less $80,000 of Korean taxes withheld, was paid to the Company during April 2003. In connection with this agreement, the Company paid a finder’s fee of $50,000 to an unrelated third party. The license fee of $500,000, less the $50,000 finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. The remaining $300,000 is payable within 30 days after an application for regulatory approval to manufacture and market Hextend® is filed in Korea. In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance, but CJ Corp. will have to obtain regulatory approval before sales can begin. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend® and PentaLyte®, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

     BioTime has retained all rights to manufacture, sell or license Hextend®, PentaLyte®, HetaCool™, and other products in all other countries. BioTime and certain pharmaceutical companies are discussing and negotiating potential manufacturing, distributing and marketing agreements for BioTime products in the rest of the world.

     Under its License Agreement with the Company, Abbott reports sales of Hextend® and pays the Company the royalties and license fees due on account of those sales within 90 days after the end of each calendar quarter. The Company recognizes those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend® sales are still in the ramp-up phase. Revenues for the three months ended March 31, 2003 consist of royalties on sales made by Abbott during the period beginning October 1, 2002 and ending December 31, 2002. Royalty revenues recognized for the three months ended March 31, 2003 were $96,622, a 68.8% increase over the $57,235 of royalty revenue during the same period last year.

     In April 2003, BioTime received $83,234 in royalties from Abbott, based on Hextend® sales during the three months ended March 31, 2003. This represents an increase of 36.9% over royalties of $60,812 received in the second quarter of 2002 based on Hextend® sales in the three months ended March 31, 2002. This revenue will be recognized during the second quarter of 2003. The Company has received royalties of $179,856 based on Hextend® sales made during the six months ended March 31, 2003, which represents an increase of 52.4% over royalties of $118,047 based on Hextend® sales made during the six months ended March 31, 2002.

     Hextend® has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. BioTime believes that as Hextend® use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth. Hextend® is used overseas by the United States Armed Forces and has been designated the volume expander of choice as the primary fluid for military pre-hospital resuscitation by the United States Army Medical Department in their algorithm for combat fluid resuscitation.

     The Company has completed a Phase I clinical trial of PentaLyte® and is planning the next phase of its clinical trials in which PentaLyte® will be used to treat hypovolemia in surgery. BioTime has spent approximately $2,000,000 in direct costs through March 31, 2003 developing PentaLyte®, although no monies were spent for such development during the three months ended March 31, 2003. The Company’s ability to commence and complete additional clinical studies of PentaLyte® depends on its cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte® in the United States may take longer and may be more costly than our Hextend® clinical trials, which cost approximately $3,000,000. The FDA permitted the Company to proceed directly into a Phase III clinical trial of Hextend® involving only 120 patients because the active ingredients in Hextend® had already been approved for use by the FDA in other products. Because PentaLyte® contains a starch that has not been approved by the FDA for use in a plasma volume expander, the Company had to complete a Phase I clinical trial of PentaLyte®, may have to complete a Phase II clinical trial in addition to a Phase III trial, or may have to complete a combined Phase II/Phase III trial, that will involve more patients than the Hextend® trials. The Company estimates that the Phase II trial that it is planning could be undertaken for approximately $1,500,000, but it does not yet know the actual scope or cost of the clinical trials that the FDA will require for PentaLyte® or the other products BioTime is developing.

     Plasma volume expanders and other products containing a starch similar to that used in PentaLyte® have been approved for use in certain foreign countries. The regulatory agencies in those countries may be willing to accept applications for regulatory approval of PentaLyte® based upon clinical trials smaller in scope than those that may be required by the FDA. This would permit BioTime to bring PentaLyte® to market overseas more quickly than in the United States, provided that suitable licensing arrangements can be made with foreign pharmaceutical companies to obtain financing for clinical trials and manufacturing and marketing arrangements.

     The Company is also continuing to develop solutions for low temperature surgery. A number of physicians have reported using Hextend® to treat hypovolemia under mild hypothermic conditions during cardiac surgery. Additional cardiac surgeries have been performed at deeper hypothermic temperatures. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend® as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend® for complete blood volume replacement at very low temperatures under the trademark “HetaCool™” if FDA approval is obtained.

     In February, 2001, BioTime launched a research program using HetaCool™ in animal models of trauma at the State University of New York Health Science Center in Brooklyn. Preliminary laboratory results there have already supported the feasibility of using HetaCool™ to treat subjects following severe hemorrhage. The use of HetaCool™ at near-freezing temperatures also will be studied in animal models of cardiovascular surgery at the Texas Heart Institute in Houston. The project has been approved by the appropriate internal committees, and is awaiting the beginning of experimentation. An article discussing BioTime’s research involving HetaCool™ has been accepted for publication, and is expected to appear in a special military-related issue of the Journal of Trauma to be published in May, 2003. The issue is also expected to contain other articles by military trauma researchers studying the use of Hextend®.

     BioTime has spent approximately $1,600,000 through March 31, 2003 developing HetaCool™, including approximately $20,000 that was spent for such development during the three months ended March 31, 2003. These costs do not include the cost of developing Hextend®, upon which HetaCool™ is based. BioTime scientists believe that the HetaCool™ program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool™ were used as an organ preservation solution or to temporarily replace substantially all of the patient’s circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. However, the cost and time to complete the development of HetaCool™, including clinical trials, cannot be presently determined.

     Until such time as BioTime is able to complete the development of PentaLyte® and

HetaCool™ and to enter into commercial license agreements for those products and additional foreign commercial license agreements for Hextend®, BioTime will depend upon royalties from the sale of Hextend® by Abbott Laboratories, and by CJ once product sales have commenced in Korea, as its principal source of revenues.

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

     Because the Company’s research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses during the foreseeable future.

     Hextend® and PentaLyte® are registered trademarks, and HetaCool™ and HetaFreeze™ are trademarks, of BioTime.

Results of Operations

Revenues

     From inception (November 30, 1990) through March 31, 2003, the Company recognized $2,500,000 of license fee revenues. All license fees based upon milestones under the Abbott License Agreement were earned prior to the quarter ended March 31, 2003. See Note 2 to the accompanying condensed financial statements for more detailed discussion of the Company’s revenue recognition policy.

     From inception (November 30, 1990) through March 31, 2003, the Company has recognized $653,672 in royalty revenue based on product sales. For the three months ended March 31, 2003, the company recognized $96,622 in royalty revenue, whereas the Company recognized $57,235 for the three months ended March 31, 2002. This 68.8% increase in royalties is attributable to an increase in product sales by Abbott.

Operating Expenses

     From inception (November 30, 1990) through March 31, 2003, the company incurred $22,958,544 of research and development expenses. Research and development expenses were $224,536 for the three months ended March 31, 2003, compared to $260,571 for the three months ended March 31, 2002. This decrease is chiefly attributable to a decrease in research and development salaries of $58,712 due to reductions in both number of employees and applicable employee pay rates, a decrease in payroll taxes of $12,047, a decrease in insurance costs allocated to research and development of $15,053, and a decrease in miscellaneous research and development expenses of $16,292. These decreases were offset to some extent by an increase in amounts paid to scientific consultants of $39,867. Research and development expenses include laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States and Europe, and consultants’ fees. The Company expects that research and development expenses will increase if the Company obtains sufficient capital to commence new clinical studies of its products in the United States and Europe.

     From inception (November 30, 1990) through March 31, 2003, the Company incurred $15,083,654 of general and administrative expenses. General and administrative expenses increased to $337,768 for the three months ended March 31, 2003 from $331,407 for the three months ended March 31, 2002. This increase is chiefly attributable to an increase in expenditures for general and administrative consulting of $70,419, and an increase in legal and accounting fees of $69,825. These increases were offset somewhat by a decrease in salaries related to general and administrative work of $20,704, a decrease in stock exchange fees and costs of $18,657, a decrease in spending for investor/public relations of $19,315, and a decrease in expenditures for travel and entertainment of $18,358.

Interest and Other Income

     From inception (November 30, 1990) through March 31, 2003, the Company generated $567,848 of net interest and other income. For the three months ended March 31, 2003, the Company incurred a total of $220,003 of net interest expense, compared to net interest expense of $174,505 for the three months ended March 31, 2002. The difference is attributable to change in the accretion recorded on the Company’s debentures. During the three months ended March 31, 2003, the Company also received proceeds from sales of microcannulas in the amount of $14,556, as compared to $2,840 for microcannula sales for the three months ended March 31, 2002.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had $723,519 of cash and cash equivalents on hand. At the current rate of spending, the Company estimates that those funds, along with license fees receivable and anticipated royalties from Abbott, will last approximately 12 months. Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings.

     During April 2003, the Company received the initial $500,000 license fee payment, less $80,000 of Korean taxes withheld, from CJ under the CJ Agreement. The Company will pay a finder’s fee of $50,000 from these proceeds. A second installment of $300,000 will be payable by CJ 30 days after it submits an application for regulatory approval of Hextend® in South Korea.

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

     As part of the Company’s plan to manage its cash resources, during April 2003, holders of $2,750,000 principal amount of the debentures granted BioTime a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during August 2003 and February 2004 (the “PIK Right”). BioTime retained the right to pay the interest due in cash.

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

     Alfred Kingsley has agreed with BioTime that if BioTime exercises the PIK right he will provide BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime issued to Mr. Kingsley a warrant for 39,999 additional common shares, which is the amount of warrants that would have been issued had the debenture holders who did not grant BioTime the PIK Right, instead agreed to do so. When Mr. Kingsley provides BioTime with the cash to pay the interest due, he will receive the number of shares that the debenture holders would have received had they accepted stock in lieu of cash interest payments.

     During August 2001, investors who purchased the debentures also received warrants to purchase a total of 515,383 common shares at an exercise price of $6.50 per share. The warrants will expire if not exercised by August 1, 2004. Since the end of June 2002, the Company has had the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s common shares on the American Stock Exchange equals or exceeds 150% of the exercise price for fifteen (15) consecutive trading days and the shares issuable upon the exercise of the warrants have been registered for sale under the Securities Act of 1933, as amended.

     BioTime will need to obtain additional equity capital from time to time in the future, as long as the fees it receives from licensing its products to pharmaceutical companies, profits from sales of its products, and royalty revenues are not sufficient to fund its operations and pay off the $3.35 million of debentures in August 2004. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The amount of license fees and royalties that may be earned through the licensing and sale of the Company’s products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company did not hold any market risk sensitive instruments as of March 31, 2003, December 31, 2002, or March 31, 2002. The Company’s debentures bear interest at a fixed rate of 10% per annum. Changes in interest rates would affect the fair value of the debentures, but such changes would not affect future cash flows.

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

     Following the review and evaluation of the Company’s disclosure controls and procedures, management has committed itself to take several steps that it feels are necessary to strengthen its accounting and reporting functions. The Company out-sources its accounting functions and does not have full-time accounting personnel. Management has determined that tighter control and supervision over its out-sourced accounting personnel is required to ensure that financial statements are prepared correctly and in a timely manner. The Company also plans on conducting more frequent internal reviews and reconciliations of financial information, and to improve its budgeting process. The Company has acquired new accounting software that it believes will facilitate implementation of accounting reviews and reconciliations and budgeting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     During April 2003, the Company agreed to issue warrants to purchase 223,331 common shares to holders of its Series 2001-A Debentures who agreed to grant the Company a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during August 2003 and February 2004. The Company also agreed to issue to Alfred Kingsley warrants to purchase 39,999 additional common shares in consideration of his agreement to provide BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right.

     The warrants were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a-3) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of

Exhibit
Numbers	Description

this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004.‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures.‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.21	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

99.1	Certification Pursuant to 18 U.S.C. Section 1350.^^^^

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

**** Incorporated by reference to the Company’s Form 10-K/A-1 for the year ended December 31, 2002.

^^^^ Filed herewith.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIOTIME, INC.

Date: May 13, 2003	/s/ Paul Segall
Paul Segall Chief Executive Officer

Date: May 13, 2003	/s/ Steven A. Seinberg Steven A. Seinberg Chief Financial Officer

Certifications

I, Paul Segall, certify that:

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/s/ Steven A. Seinberg Steven A. Seinberg Chief Financial Officer

Exhibit Index

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

Exhibit
Numbers	Description

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004.‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures.‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.21	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

99.1	Certification Pursuant to 18 U.S.C. Section 1350.^^^^

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

**** Incorporated by reference to the Company’s Form 10-K/A-1 for the year ended December 31, 2002.

^^^^ Filed herewith.