Form 10-Q
period 2003-06-30
BIOTIME INC
filed 2003-08-13
CIK 876343

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,654,949 common shares, no par value, as of August 14, 2003.

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

Item 1. Financial Statements

BIOTIME, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,
	2003	December 31,
	(unaudited)	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$650,395	$1,284,432
Accounts Receivable	2,672	—
Prepaid expenses and other current assets	67,259	97,686

Total current assets	720,326	1,382,118
EQUIPMENT, net of accumulated depreciation of $505,753 and $478,396	75,356	102,713
DEPOSITS AND OTHER ASSETS	11,250	11,250

TOTAL ASSETS	$806,932	$1,496,081

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$317,479	$498,423
DEBENTURES, net of discount of $1,100,165 and $1,181,196	2,249,835	2,168,804
DEFERRED LICENSE REVENUES	435,938	—
SHAREHOLDERS’ DEFICIT:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—	—
Common Shares, no par value, authorized 40,000,000 shares; issued and outstanding 13,654,949 and 13,490,101	32,855,710	32,374,883
Contributed Capital	93,972	93,972
Deficit accumulated during development stage	(35,146,002)	(33,640,001)

Total shareholders’ deficit	(2,196,320)	(1,171,146)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$806,932	$1,496,081

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
			Six Months Ended		(November 30,
	Three Months Ended		June 30,	June 30,	1990) to June 30,
	June 30, 2003	June 30, 2002	2003	2002	2003

REVENUE:
License Fees	$14,063	$—	$14,063	$—	$2,514,063
Royalties from product sales	83,234	60,812	179,856	118,047	736,906
Reimbursed regulatory fees	—	—	—	34,379	34,379

Total revenue	$97,297	$60,812	$193,919	$152,426	$3,285,348

EXPENSES:
Research and development	(211,604)	(343,473)	(436,140)	(638,423)	(23,170,148)
General and administrative	(378,567)	(290,627)	(716,335)	(622,034)	(15,462,221)

Total expenses	(590,171)	(634,100)	(1,152,475)	(1,260,457)	(38,632,369)

INTEREST EXPENSE	(264,319)	(215,349)	(486,882)	(387,014)	(1,596,410)
OTHER INCOME	4,841	5,456	21,957	5,456	1,904,780

Loss before income taxes	(752,352)	(783,181)	(1,423,481)	(1,489,589)	(35,038,651)
INCOME TAXES	(2,520)	—	(82,520)	—	(82,520)

NET LOSS	$(754,872)	$(783,181)	$(1,506,001)	$(1,489,589)	$(35,121,171)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.07)	$(0.11)	$(0.13)

COMMON EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	13,598,038	11,637,316	13,580,838	11,630,845

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,		Period from Inception
			(November 30, 1990)
	2003	2002	to June 30, 2003

OPERATING ACTIVITIES:
Net loss	$(1,506,001)	$(1,489,589)	$(35,121,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,357	33,520	512,294
Amortization of Debt Discount	320,760	196,856	990,280
Cost of Donation — warrants	—	—	552,000
Stock-based compensation	77,952	—	1,319,649
Changes in operating assets and liabilities:
Accounts Receivable	(2,672)	—	(2,672)
Prepaid expenses and other current assets	30,427	86,622	(67,260)
Deposits and other assets	—	—	(11,250)
Accounts payable and accrued liabilities	(104,694)	46,294	393,727
Deferred revenue	435,938	—	435,938

Net cash used in operating activities	(720,933)	(1,151,457)	(30,998,465)

INVESTING ACTIVITIES:
Sale of investments	—	—	197,400
Purchase of short-term investments	—	—	(9,946,203)
Redemption of short-term investments	—	—	9,946,203
Purchase of equipment and furniture	—	—	(571,224)

Net cash used in investing activities	—	—	(373,824)

FINANCING ACTIVITIES:
Proceeds from issuance of warrants and debentures	—	—	2,350,000
Borrowings	—	—	1,000,000
Issuance of preferred shares for cash	—	—	600,000
Preferred shares placement costs	—	—	(125,700)
Issuance of common shares for cash	—	—	25,776,851
Exercise of Options	86,896	—	5,098,485
Common shares placement costs	—	—	(2,526,946)
Contributed capital — cash	—	—	77,547
Dividends paid on preferred shares	—	—	(24,831)
Repurchase Common Shares	—	—	(202,722)

Net cash provided by financing activities	86,896	—	32,022,684

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(634,037)	(1,151,457)	650,395
CASH AND CASH EQUIVALENTS:
At beginning of period	1,284,432	1,652,748	—

At end of period	$650,395	$501,291	$650,395

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from Inception
	June 30,		(November 30, 1990)
	2003	2002	to June 30, 2003

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction	—	—	$197,400
Conversion of Line of Credit to debentures	—	—	$840,878
Issuance of warrants for private placement costs	—	$163,583	$163,583
Issuance of warrants related to debenture financing and Line of Credit agreement	$239,729	$60,390	$2,150,835
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$168,877	$323,452	$492,329
Cash paid for income taxes	$82,520	—	$82,520

See notes to condensed financial statements	(Concluded)

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

The condensed balance sheet as of June 30, 2003, the condensed statements of operations and cash flows for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002, and the period from inception (November 30, 1990) to June 30, 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003 and for all periods presented have been made. The balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements as of that date. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the operating results anticipated for the full year.

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

Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred net losses of $35,121,171 from inception to June 30, 2003. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

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

Liquidity - At June 30, 2003, BioTime had $650,395 of cash on hand, and has implemented cost savings and expenditure limitation measures. Included in cash on hand are proceeds from an upfront fee of approximately $370,000, net of Korean taxes withheld, from a new licensing agreement signed in April. However, the Company needs additional capital and greater revenues to continue its current operations, to begin clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. In August 2004, debentures of $3.35 million are payable by the Company. However, management believes its existing cash, along with license fees receivable, expected key man insurance proceeds (see Note 6), and anticipated royalties, is sufficient to allow the Company to operate through July 31, 2004.

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

The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended June 30, 2003 include royalties on sales made by Abbott during the three months ended March 31, 2003. Royalties on sales made during the second quarter of fiscal year 2003 will not be recognized by the Company until the third quarter of fiscal year 2003.

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

During March 2003, BioTime granted to CJ Corp. (“CJ”) an exclusive license to manufacture and sell Hextend and PentaLyte in South Korea (the “CJ Agreement”). Under the CJ Agreement, CJ agreed to pay the Company a license fee of $800,000, payable in two installments. The first installment of $500,000, less $80,000 of Korean taxes withheld, was paid to the Company during April 2003. In connection with this agreement, the Company paid a finder’s fee of $50,000 to an unrelated third party. The license fee of $500,000, net of the $50,000 finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. The remaining $300,000 is payable to the Company within 30 days after an application for regulatory approval to manufacture and market Hextend is filed in Korea. In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance, but CJ Corp. will have to obtain regulatory approval before sales can begin. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend and PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of June 30, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

Comprehensive Loss - Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.

Other recently issued accounting standards –

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

     Stock-based compensation - transition and disclosure - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

     Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and pro forma net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss as reported	$(754,872)	$(783,181)	$(1,506,001)	$(1,489,589)
Deduct: Stock-based compensation determined under fair value method for awards, net of tax effects	(47,418)	(35,656)	(166,358)	(61,475)

Pro forma net loss	$(802,290)	$(818,837)	$(1,672,359)	$(1,551,064)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic and diluted loss per common share as reported	$(0.06)	$(0.07)	$(0.11)	$(0.13)
Pro forma basic and diluted loss per common share	$(0.06)	$(0.07)	$(0.12)	$(0.13)

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

     In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

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

Each debenture holder who agreed to grant BioTime the PIK Right received a three-year warrant entitling the holder to purchase BioTime common shares for $1.50 per share. The number of shares covered by the warrants is the amount of debenture interest due in August 2003 and February 2004 divided by the $1.50 exercise price. In addition, Alfred Kingsley has agreed with BioTime that if BioTime exercises the PIK right he will provide BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime issued to Mr. Kingsley a warrant for 39,999 additional common shares, which is the amount of warrants that would have been issued had the debenture holders who did not grant BioTime the PIK Right, instead agreed to do so. When Mr. Kingsley provides BioTime with the cash to pay the interest due, he will receive the number of shares that the debenture holders would have received had they accepted stock in lieu of cash interest payments. Warrants to purchase a total of 223,331 common shares were issued to participating debenture holders, including Alfred Kingsley.

The warrants will expire in three years and will not be exercisable thereafter. The warrants will be redeemable by BioTime at $0.05 per warrant share if the closing price of the common shares on the American Stock Exchange exceeds 200% of the exercise price for 20 consecutive trading days.

The total fair value of the warrants of $239,729 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 2.0%; volatility of 79.87%; and no dividends during the expected term. The unamortized portion of the discount related to the debentures plus the fair value of the new warrants equals the new discount of $1,280,965 as of the date the PIK Rights were issued. The Company is accreting this new discount to interest expense over the remaining term of the debentures using the effective interest rate method.

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

4. SHAREHOLDERS’ DEFICIT

Options to purchase 60,000 common shares were granted to consultants in 1999, and vest upon achievement of certain milestones. At June 30, 2003, 23,000 options had vested and 37,000 had not vested. During the three and six months ended June 30, 2003, remeasurement of the unvested options did not yield a change in their fair value. Accordingly, no expense was incurred during this period. At June 30, 2002, 5000 options had vested, and 55,000 options had not vested. During the three months ended June 30, 2002, the Company recorded a benefit of $23,474 as a result of the remeasurement of such options. During the six months ended June 30, 2002, the Company recorded a benefit of $55,161 as a result of the remeasurement of such options. The benefit recognized on these options during the three and six months ended June 30, 2002 was recorded as an offset to research and development expense.

During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. The agreement has been renewed each year and expired on March 31, 2003. Under the Agreement, the Company issued to Greenbelt 40,000 common shares in four quarterly installments of 10,000 each for the twelve months ended March 31, 2002. For the twelve months ending March 31, 2003, the Company agreed to pay Greenbelt $60,000 in cash and issue 100,000 common shares. At December 31, 2002, $131,250 was included in accounts payable related to services rendered through December 31, 2002. During the first quarter of 2003, this obligation was settled through the payment of $15,000 and issuance of 75,000 common shares. The Company recorded expense of $53,750 related to services rendered by Greenbelt under this agreement for the three months ended March 31, 2003. On March 31, 2003, the Company issued 25,000 shares valued at $38,750 ($1.55 per share) in accordance with the agreement leaving an unpaid balance of $15,000 included in accounts payable. This obligation was settled through the payment of cash in April 2003. During the three months ended June 30, 2003, the Company reached a verbal understanding with Greenbelt to renew the agreement through March 2004. Pursuant to this arrangement, the Company will issue 80,000 common shares and $90,000 to Greenbelt. A written agreement will be executed during the third quarter. The Company recorded expense of $62,500 for services rendered during the three months ended June 30, 2003.

5. NET LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three and six months ended June 30, 2003 and June 30, 2002, options to purchase 863,367 and 387,701 common shares, and warrants to purchase 751,019 and 883,561 common shares were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

6. GAIN CONTINGENCY

On June 23, 2003, BioTime Chairman and Chief Executive Officer Paul Segall passed away. The Company has maintained a key man life insurance policy on the life of Dr. Segall in the amount of $1 million. The Company has submitted the necessary claim forms and documentation to the insurance company, and expects to be able to collect the insurance benefits shortly, and also expects to be able to recognize the gain from this claim in the third quarter. To address the business needs created by the loss of Dr. Segall, the Company has created the Office of the President, a three-person executive “office” comprised of the three remaining founders: Dr. Hal Sternberg, Dr. Harold Waitz, and Judith Segall. The Office of the President is charged with assuming those executive duties previously attended to by Paul Segall. BioTime believes that the Office of the President has provided a management transition without entailing additional operating costs. The appointment of a new chief executive officer from outside its present management team could entail additional executive compensation costs that would be burdensome on the Company and could require the curtailment of other operating expenses in order to comply with the cash payment restrictions imposed by the Series 2001-A debentures. Accordingly, so long as the Office of the President meets the Company’s needs, the Company will defer appointing a new chief executive officer until its cash flow improves and it obtains sufficient new capital to finance the additional executive compensation expenses. It is not possible to determine what impact, if any, this will have on BioTime’s operations. Scientific concerns of the Company, such as product development and laboratory research, will continue to be addressed primarily by Dr. Sternberg, the Vice-President of Research, who worked very closely with Paul Segall for many years on all matters of scientific import and strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend,® its lead product, and a clinical trial of PentaLyte®. The Company’s operating revenues have been generated primarily from licensing fees and royalties, including $2,500,000 of licensing fees received from Abbott Laboratories for the right to manufacture and market Hextend in the United States and Canada and $500,000 of licensing fees received from CJ Corp. for the right to manufacture and market Hextend and PentaLyte in the Republic of Korea. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $35,121,171 of losses. During the six months ended June 30, 2003 the Company had an operating loss of $1,506,001. The Company’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

Most of the Company’s research and development efforts have been devoted to the Company’s first three blood volume replacement products: Hextend, PentaLyte, and HetaCool,® By testing and bringing all three products to the market, BioTime believes it can increase its market share by providing the medical community with solutions to match patients’ needs. By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ and tissue transplant surgery, BioTime may also create new market niches for its product line.

The Company’s first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and blood pressure and keeps vital organs perfused during surgery. Hextend is being sold in the United States by Abbott Laboratories under an exclusive license from the Company. Abbott also has the right to sell Hextend in Canada, where it has been approved for sale, and product launch is expected shortly. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products in the United States and Canada, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products.

During March 2003, BioTime granted to CJ Corp. an exclusive license to manufacture and sell Hextend and PentaLyte in South Korea (the “CJ Agreement”). Under the CJ Agreement, CJ agreed to pay the Company a license fee of $800,000, payable in two installments. The first installment of $500,000, less $80,000 of Korean taxes withheld, was paid to the Company during April 2003. In connection with this agreement, the Company paid a finder’s fee of $50,000 to an unrelated third party. The license fee of $500,000, less the $50,000 finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. The remaining $300,000 is payable within 30 days after an application for regulatory approval to manufacture and market Hextend is filed in Korea. In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance, but CJ Corp. will have to obtain regulatory approval before sales can begin. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend and PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

BioTime has retained all rights to manufacture, sell or license Hextend, PentaLyte, HetaCool, and other products in all other countries. BioTime and certain pharmaceutical companies are discussing and negotiating potential manufacturing, distributing and marketing agreements for BioTime products in the rest of the world.

Under its License Agreement with the Company, Abbott reports sales of Hextend and pays the Company the royalties and license fees due on account of those sales within 90 days after the end of each calendar quarter. The Company recognizes those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase. Revenues for the three months ended June 30, 2003 consist of royalties on sales made by Abbott during the period beginning January 1, 2003 and ending March 31, 2003. Royalty revenues recognized for that three month period were $83,234, a 36.9% increase over the $60,812 of royalty revenue during the same period last year. Royalty revenues for the first six months of 2003 were $179,856, which represents an increase of 52.4% over royalties of $118,047 earned during the same period last year.

During July 2003, BioTime received $95,807 in royalties from Abbott, based on Hextend sales during the three months ended June 30, 2003. This represents an increase of 11.6% over royalties of $85,843 received during the same period last year. This revenue will be recognized during the third quarter of 2003.

Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. BioTime believes that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth. Hextend is used overseas by the United States Armed Forces and has been designated the volume expander of choice as the primary fluid for military pre-hospital resuscitation by the United States Army Medical Department in their algorithm for combat fluid resuscitation.

The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery. BioTime has spent approximately $2,000,000 in direct costs through June 30, 2003 developing PentaLyte, although no monies were spent for such development during the three months ended June 30, 2003. The Company’s ability to commence and complete additional clinical studies of PentaLyte depends on its cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than our Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted the Company to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use by the FDA in other products. Because PentaLyte contains a starch that has not been approved by the FDA for use in a plasma volume expander, the Company had to complete a Phase I clinical trial of PentaLyte, may have to complete a Phase II clinical trial in addition to a Phase III trial, or may have to complete a combined Phase II/Phase III trial, that will involve more patients than the Hextend trials. The Company estimates that the Phase II trial that it is planning could be undertaken for approximately $1,500,000, but it does not yet know the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products BioTime is developing.

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

The Company is also continuing to develop solutions for low temperature surgery. A number of physicians have reported using Hextend to treat hypovolemia under mild hypothermic conditions during cardiac surgery. Additional cardiac surgeries have been performed at deeper hypothermic temperatures. Once a sufficient amount of data from successful low temperature surgery has been compiled, the Company plans to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. BioTime currently plans to market Hextend for complete blood volume replacement at very low temperatures under the trademark “HetaCool” if FDA approval is obtained.

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

BioTime has spent approximately $1,620,000 through June 30, 2003 developing HetaCool, including approximately $20,000 that was spent for such development during the three months ended June 30, 2003. These costs do not include the cost of developing Hextend, upon which HetaCool is based. BioTime scientists believe that the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as an organ preservation solution or to temporarily replace substantially all of the patient’s circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. However, the cost and time to complete the development of HetaCool, including clinical trials, cannot be presently determined.

Until such time as BioTime is able to complete the development of PentaLyte and HetaCool and to enter into commercial license agreements for those products and additional foreign commercial license agreements for Hextend, BioTime will depend upon royalties from the sale of Hextend by Abbott Laboratories, and by CJ once product sales have commenced in Korea, as its principal source of revenues.

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

The Company also recently lost the services and contributions of Dr. Paul Segall, a founder of BioTime, and its Chairman and Chief Executive Officer until the time of his death. To address the business needs created by the loss of Dr. Segall, the Company has created the Office of the President, a three-person executive “office” comprised of the remaining three founders: Dr. Hal Sternberg, Dr. Harold Waitz, and Judith Segall. The Office of the President is charged with assuming those executive duties previously attended to by Paul Segall. BioTime believes that the Office of the President has provided a smooth management transition without entailing additional operating costs. The appointment of a new chief executive officer from outside its present management team could entail additional executive compensation costs that would be burdensome on the Company and could require the curtailment of other operating expenses in order to comply with the cash payment restrictions imposed by the Series 2001-A debentures. Accordingly, so long as the Office of the President meets the Company’s needs, the Company will defer appointing a new chief executive officer until its cash flow improves and it obtains sufficient new capital to finance the additional executive compensation expenses. It is not possible to determine what impact, if any, this will have on BioTime’s operations. Scientific concerns of the Company, such as product development and laboratory research, will continue to be addressed primarily by Dr. Sternberg, the Vice-President of Research, who worked very closely with Paul Segall for many years on all matters of scientific import and strategy.

Because the Company’s research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses during the foreseeable future.

Hextend, PentaLyte, HetaCool and HetaFreeze® are registered trademarks, of BioTime.

Results of Operations

Revenues

From inception (November 30, 1990) through June 30, 2003, the Company recognized $2,514,063 of license fee revenues. All license fees based upon milestones under the Abbott License Agreement were earned prior to the quarter ended June 30, 2003. Revenues from the license fees received from CJ Corp. are being recognized on a deferred basis over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. See Note 2 to the accompanying condensed financial statements for more detailed discussion of the Company’s revenue recognition policy.

From inception (November 30, 1990) through June 30, 2003, the Company has recognized $736,906 in royalty revenue based on product sales. For the three months ended June 30, 2003, the company recognized $83,234 in royalty revenue, whereas the Company recognized $60,812 for the three months ended June 30, 2002, an increase of 36.9%. For the six months ended June 30, 2003, the Company recognized $179,856 in royalty revenue, as compared to $118,047 recognized in the six months ended June 30, 2002, which constitutes an increase of 52.4%. These increases are attributable to an increase in product sales by Abbott.

Operating Expenses

From inception (November 30, 1990) through June 30, 2003, the company incurred $23,170,148 of research and development expenses. Research and development expenses were $211,604 for the three months ended June 30, 2003, compared to $343,473 for the three months ended June 30, 2002. This decrease is chiefly attributable to a decrease in research and development salaries of $54,250 due to reductions in both number of employees and applicable employee pay rates, a decrease in payroll taxes of $2,047, a decrease in insurance costs allocated to research and development of $47,290, a decrease in miscellaneous research and development costs of $22,112, and a decrease in amounts paid to scientific consultants of $40,018. This decrease was offset to some extent by an increase of $11,109 in amounts paid for laboratory supplies and expenses. For the six months ended June 30, 2003, research and development expenses decreased to $436,140 compared to $638,423 for the six months ended June 30, 2002. The primary components of this decrease were a decrease in insurance costs allocated to research and development of $62,343 and a decrease in research and development-related salaries in the amount of $102,699; these decreases were offset to some extent by increases in spending for laboratory work and supplies adding up to approximately $13,000, and there were several other smaller changes in various areas of spending. Research and development expenses include laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States and Europe, and consultants’ fees. The Company expects that research and development expenses will increase if the Company obtains sufficient capital to commence new clinical studies of its products in the United States and Europe.

From inception (November 30, 1990) through June 30, 2003, the Company incurred $15,462,221 of general and administrative expenses. General and administrative expenses increased to

$378,567 for the three months ended June 30, 2003 from $290,627 for the three months ended June 30, 2002. This increase is chiefly attributable to an increase in expenditures for general and administrative consulting of $67,549, an increase in salaries related to general and administrative work in the amount of $36,707, an increase in travel expenses of $30,747, and an increase in printing costs of $16,937. These increases were offset somewhat by a decrease in legal and accounting fees in the amount of $35,564 and a decrease in the amount spent on investor/public relations in the amount of $10,526. For the six months ended June 30, 2003, general and administrative expenses increased to $716,335 from the $622,034 spent for general and administrative costs in the six months ended June 30, 2002. The primary components of this increase were an overall increase in legal and accounting fees in the amount of $122,113, an increase in printing costs of $14,824, an increase in travel expenses of $12,389, an increase in general and administrative consulting fees of $25,467, and an increase in assorted other general and administrative costs in the amount of $9,371. These increases were offset to some extent by a decrease in patent and trademark expenses of $86,955.

Interest and Other Income

From inception (November 30, 1990) through June 30, 2003, the Company generated $308,370 of net interest and other income. For the three months ended June 30, 2003, the Company incurred a total of $264,319 of net interest expense, compared to net interest expense of $215,349 for the three months ended June 30, 2002. The difference is attributable to an increase in the accretion recorded on the Company’s debentures due to the issuance of additional warrants to certain debenture holders in exchange for the PIK Rights discussed in Note 3 to the Financial Statements. During the three months ended June 30, 2003, the Company also recognized revenues from sales of microcannulas in the amount of $4,841 as compared to $5,456 for microcannula sales for the three months ended June 30, 2002. For the six months ended June 30, 2003, the Company incurred a total of $486,882 of net interest expense compared to $387,014 incurred in the six months ended June 30, 2002. This difference is again attributable to the increase in the accretion recorded on the Company’s debentures due to the issuance of additional warrants to certain debenture holders in exchange for the PIK Rights discussed in Note 3 to the Financial Statements. For the six months ended June 30, 2003, the company also recognized revenues from sales of microcannulas in the amount of $21,957, an increase from the $5,456 recognized in the six months ended June 30, 2002; this difference is due simply to an increase in sales during the first quarter of 2003.

Liquidity and Capital Resources

As of June 30, 2003, the Company had $650,395 of cash and cash equivalents on hand. The Company has filed a claim under its $1,000,000 key man life insurance policy following the death of Company Chairman and Chief Executive Officer, Paul Segall. The Company has submitted the necessary claim forms and documentation to the insurance company, and expects to be able to collect the insurance benefits shortly, and also expects to be able to recognize the gain from this claim in the third quarter. At the current rate of spending, the Company estimates that existing cash on hand, plus expected insurance benefits, along with license fees receivable and anticipated royalties from Abbott, will last approximately 12 months. As discussed below, the Company is also obligated to pay debentures of $3.35 million in August 2004. Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings.

During April 2003, the Company received the initial $500,000 license fee payment, less $80,000 of Korean taxes withheld, from CJ under the CJ Agreement. The Company paid a finder’s fee of $50,000 from the proceeds. A second installment of $300,000 will be payable by CJ to the Company 30 days after it submits an application for regulatory approval of Hextend in South Korea.

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

Each debenture holder who agreed to grant BioTime the PIK Right received a three-year warrant entitling the holder to purchase BioTime common shares for $1.50 per share. The number of shares covered by the warrants is the amount of debenture interest due in August 2003 and February 2004 divided by the $1.50 exercise price. In addition, Alfred Kingsley has agreed with BioTime that if BioTime exercises the PIK right he will provide BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime issued to Mr. Kingsley a warrant for 39,999 additional common shares, which is the amount of warrants that would have been issued had the debenture holders who did not grant BioTime the PIK Right, instead agreed to do so. When Mr. Kingsley provides BioTime with the cash to pay the interest due, he will receive the number of shares that the debenture holders would have received had they accepted stock in lieu of cash interest payments. Warrants to purchase a total of 223,331 common shares were issued to participating debenture holders, including Alfred Kingsley.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company did not hold any market risk sensitive instruments as of June 30, 2003, December 31, 2002, or June 30, 2002. The Company’s debentures bear interest at a fixed rate of 10%. Changes in interest rates would affect the fair value of the debentures, but such changes would not affect future cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its principal executive officers and its principal financial officer, have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2003. Following this review and evaluation, management has collectively determined that the Company’s disclosure controls and procedures are sufficient to ensure that material information relating to the Company with respect to the period covered by this report was made known to them.

However, management has also identified a material weakness in its accounting and reporting functions stemming from the performance and supervision of its out-sourced accounting personnel. Management has committed itself to take action to improve its internal control structure.

Changes in Internal Controls

There were no significant changes to the Company’s internal controls over financial reporting during the second quarter or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of the review by the Chief Executive Officers and Chief Financial Officer.

Following the review and evaluation of the Company’s disclosure controls and procedures, management has committed itself to take several steps that it feels are necessary to strengthen its accounting and reporting functions. The Company out-sources its accounting functions and does not have full-time accounting personnel. Management has determined that tighter control and supervision over its out-sourced accounting personnel is required to ensure that financial statements are prepared correctly and in a timely manner. The Company also plans on conducting more frequent internal reviews and reconciliations of financial information, and to improve its budgeting process. The Company has acquired and transitioned to the use of new accounting software that it believes will facilitate implementation of accounting reviews and reconciliations and budgeting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

Exhibit
Numbers	Description

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004.‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures.‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley.####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley.####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.21	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures.****

31	Rule 13a-14(a)/15d-14(a) Certifications.^^^^

32	Section 1350 Certifications.^^^^

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

^^^^ Filed herewith.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on June 26, 2003, to disclose the death of Chairman and Chief Executive Officer Paul Segall.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIOTIME, INC.

Date: August 14, 2003	/s/Judith Segall

Judith Segall
Vice-President – Operations
Member, Office of the President*

/s/Hal Sternberg

Hal Sternberg
Vice-President – Research
Member, Office of the President*

/s/Harold Waitz

Harold Waitz
Vice-President – Regulatory Affairs
Member, Office of the President*

/s/Steven Seinberg

Date: August 14, 2003	Steven Seinberg
Chief Financial Officer

* The Office of the President is comprised of the three above-referenced executive officers of the Company who collectively exercise the powers of the Chief Executive Officer

Exhibit Index

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between the Company and Paul Segall.+

10.3	Intellectual Property Agreement between the Company and Hal Sternberg.+

10.4	Intellectual Property Agreement between the Company and Harold Waitz.+

10.5	Intellectual Property Agreement between the Company and Judith Segall.+

10.6	Intellectual Property Agreement between the Company and Steven Seinberg.**

10.7	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.8	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.9	2002 Stock Option Plan, as amended.##

10.10	Addenda to Lease Agreement between the Company and Donn Logan.‡

10.11	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.12	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.13	Revolving Line of Credit Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

10.14	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

Exhibit
Numbers	Description

10.15	Form of Series 2001-A 10% Debenture due August 1, 2004.‡‡

10.16	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures.‡‡

10.17	Revolving Line of Credit Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley.####

10.18	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley.####

10.19	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.20	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.21	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures.****

31	Rule 13a-14(a)/15d-14(a) Certifications.^^^^

32	Section 1350 Certifications.^^^^

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

* Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1994.^ Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

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

***Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002.

**** Incorporated by reference to the Company’s Form 10-K/A-1 for the year ended December 31, 2002.

^^^^ Filed herewith.