Form 10-Q
period 2003-09-30
BIOTIME INC
filed 2003-11-12
CIK 876343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12830

BioTime, Inc.

(Exact name of registrant as specified in its charter)

California	94-3127919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

935 Pardee Street

Berkeley, California 94710
(Address of principal executive offices)

(Registrant’s telephone number, including area code)

(510) 845-9535

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,654,949 common shares, no par value, as of November 3, 2003.

PART 1 — FINANCIAL INFORMATION

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

Item 1.	Financial Statements

BIOTIME, INC,

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,181,535	$1,284,432
Prepaid expenses and other current assets	38,285	97,686

Total current assets	1,219,820	1,382,118
EQUIPMENT, Net of accumulated depreciation of $516,771and $478,396	64,338	102,713
DEPOSITS AND OTHER ASSETS	16,050	11,250

TOTAL ASSETS	$1,300,208	$1,496,081

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$249,701	$498,423
Debentures, net of discount of $895,846 and $1,181,196	2,454,154	2,168,804

Total current liabilities	2,703,855	2,667,227

DEFERRED REVENUES	421,875	—

COMMITMENTS
SHAREHOLDERS’ DEFICIT:
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—	—
Common Shares, no par value, authorized 40,000,000 shares; issued and outstanding 13,654,949 and 13,490,101	32,864,488	32,374,883
Contributed Capital	93,972	93,972
Deficit accumulated during development stage	(34,783,982)	(33,640,001)

Total shareholders’ deficit	(1,825,522)	(1,171,146)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,300,208	$1,496,081

See notes to financial statements.

BIOTIME, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
					Period from Inception
	September 30,	September 30,	September 30,	September 30,	(November 30, 1990)
	2003	2002	2003	2002	to September 30, 2003

REVENUE:
License fees	$14,063	$—	$28,125	$—	$2,528,125
Royalties from product sales	95,807	85,843	275,663	169,511	832,713
Reimbursed regulatory fees	—	—	—	34,379	34,379

Total revenue	109,870	85,843	303,788	203,890	3,395,217

EXPENSES:
Research and development	(239,760)	(251,994)	(675,900)	(856,038)	(23,409,908)
General and administrative	(227,432)	(151,446)	(943,767)	(773,480)	(15,689,653)

Total expenses	(467,192)	(403,440)	(1,619,667)	(1,629,518)	(39,099,561)

INTEREST EXPENSE	(288,603)	(242,069)	(775,484)	(629,083)	(1,885,012)
OTHER INCOME	1,007,945	(19,198)	1,029,902	(13,742)	2,912,725

Income (Loss) before income taxes	362,020	(578,864)	(1,061,461)	(2,068,453)	(34,676,631)
INCOME TAXES	—	—	(82,520)	—	(82,520)

NET INCOME (LOSS)	$362,020	$(578,864)	$(1,143,981)	$(2,068,453)	$(34,759,151)

BASIC INCOME (LOSS) PER SHARE	$0.03	$(0.05)	$(0.08)	$(0.18)

DILUTED INCOME (LOSS) PER SHARE	$0.03	$(0.05)	$(0.08)	$(0.18)

COMMON SHARES USED IN COMPUTING BASIC INCOME (LOSS) PER SHARE	13,654,949	12,289,705	13,581,236	11,815,101
COMMON AND EQUIVALENT SHARES USED IN COMPUTING DILUTED INCOME (LOSS) PER SHARE	13,720,583	12,289,705	13,581,236	11,815,101

See notes to financial statements.

BIOTIME, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,		Period from Inception
			(November 30, 1990)
	2003	2002	to September 30, 2003

OPERATING ACTIVITIES:
Net loss	$(1,143,981)	$(2,068,453)	$(34,759,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred Revenue	—	—	(1,000,000)
Depreciation	38,375	49,339	523,312
Amortization of debt discount	525,079	311,197	1,194,599
Cost of donation — warrants	—	—	552,000
Stock-based compensation	114,730	77,922	1,356,427
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	59,401	44,950	(38,286)
Deposits and other assets	—	—	(11,250)
Accounts payable/accrued liabilities	(200,472)	(31,310)	297,949
Deferred revenue	421,875	—	1,421,875
Other	(4,800)	—	(4,800)

Net cash used in operating activities	(189,793)	(1,616,355)	(30,467,325)

INVESTING ACTIVITIES:
Sale of investments	—	—	197,400
Purchase of short-term investments	—	—	(9,946,203)
Redemption of short-term investments	—	—	9,946,203
Purchase of equipment and furniture			(571,224)

Net cash used in investing activities			(373,824)

FINANCING ACTIVITIES:
Loans/ Debentures	—	—	2,350,000
Borrowings under line of credit	—	—	1,000,000
Issuance of preferred shares for cash	—	—	600,000
Preferred shares placement costs	—	—	(125,700)
Issuance of common shares for cash	—	2,075,119	25,776,851
Common shares placement costs	—	(282,373)	(2,526,946)
Net proceeds from exercise of common share options and warrants	86,896	—	5,098,485
Contributed capital — cash	—	—	77,547
Dividends paid on preferred shares	—	—	(24,831)
Repurchase Common Shares	—	—	(202,722)

Net cash provided by financing activities	86,896	1,792,746	32,022,684

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,897)	176,391	1,181,535
CASH AND CASH EQUIVALENTS:		—
At beginning of period	1,284,432	1,652,748	—

At end of period	$1,181,535	$1,829,139	$1,181,535

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Nine Months Ended
	September 30,		Period from Inception
			(November 30, 1990)
	2003	2002	to September 30, 2003

NONCASH FINANCING AND INVESTING ACTIVITIES:
Receipt of contributed equipment	—	—	$16,425
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction	—	—	$197,400
Issuance of warrants for private placement costs	—	$163,583	$163,583
Issuance of warrants related to debenture financing and Line of Credit agreement	$239,729	$60,390	$2,150,835
Issuance of warrants related to debenture financing and Line of Credit Agreement	—	—	$1,911,106
Conversion of Line of Credit to debentures, net of deferred financing fees	—	—	$840,878
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$335,000	$336,730	$658,452
Cash paid for income taxes	$82,520	—	$82,520

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

      The condensed balance sheet as of September 30, 2003, the condensed statements of operations and cash flows for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002, and the period from inception (November 30, 1990) to September 30, 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003 and for all periods presented have been made. The balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements as of that date. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the operating results anticipated for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Form 10-K/ A-1 for the year ended December 31, 2002.

      Development Stage Enterprise — Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred net losses of $34,759,151 from inception to September 30, 2003. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

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

      Liquidity — At September 30, 2003, BioTime had $1,181,535 of cash on hand, and has implemented cost savings and expenditure limitation measures. Included in cash on hand are proceeds from an upfront fee of approximately $370,000, net of Korean taxes withheld, from a new licensing agreement signed in April, as well as $1,000,000 from a key man life insurance policy (See Note 6). However, the Company needs additional capital and greater revenues to continue its current operations, to begin clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. In August 2004, debentures of $3.35 million are payable by the Company. In order to retire the debentures, and to raise additional operating capital, the Company has filed a registration statement with the Securities and Exchange Commission for a subscription rights offer and an offer to exchange common shares and warrants for $1,500,000 of debentures. See Note 7.

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

      The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended September 30, 2003 include royalties on sales made by Abbott during the three months ended June 30, 2003. Royalties on sales made during the third quarter of fiscal year 2003 will not be recognized by the Company until the fourth quarter of fiscal year 2003.

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

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Research and product license fees are generally deferred and recognized over the life of the contract unless the license period has commenced, the technology has been delivered, and all other performance conditions have been met. If all of these conditions are met, any remaining deferred revenue would then be recognized.

      During March 2003, BioTime granted to CJ Corp. (“CJ”) an exclusive license to manufacture and sell Hextend and PentaLyte in South Korea (the “CJ Agreement”). Under the CJ Agreement, CJ agreed to pay the Company a license fee of $800,000, payable in two installments. The first installment of $500,000, less $80,000 of Korean taxes withheld, was paid to the Company during April 2003. In connection with this agreement, the Company paid a finder’s fee of $50,000 to an unrelated third party. The Company has not completed the development of PentaLyte, for which additional clinical trials in the United States are being planned. As the expected completion date of the clinical trials is uncertain, the license fee of $500,000, net of the $50,000 finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. The remaining $300,000 is payable to the Company within 30 days after an application for regulatory approval to manufacture and market Hextend is filed in Korea. In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance, but CJ Corp. will have to obtain regulatory approval before sales can begin. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend and PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

      Indemnification — In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

      Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of September 30, 2003.

      The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

      Comprehensive Income (Loss) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income (loss) was the same as net income (loss) for all periods presented.

      Other recently issued accounting standards —

      Costs associated with Exit or Disposal Activities — SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of SFAS No. 146 as of January 1, 2003 did not have a material impact on the financial statements.

      Stock-based compensation — transition and disclosure — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

      Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$362,020	$(578,864)	$(1,143,981)	$(2,068,453)
Deduct: Stock-based compensation determined under fair value method for awards, net of tax effects	(34,252)	(29,508)	(200,610)	(90,983)

Pro forma net income (loss)	$327,768	$(608,372)	$(1,344,591)	$(2,159,436)

Basic income (loss) per share as reported	$0.03	$(0.05)	$(0.08)	$(0.18)

Diluted income (loss) per share as reported	$0.03	$(0.05)	$(0.08)	$(0.18)

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Pro forma basic income (loss) per common share	$0.02	$(0.05)	$(0.10)	$(0.18)

Pro forma diluted income (loss) per common share	$0.02	$(0.05)	$(0.10)	$(0.18)

      Consolidation of variable interest entities — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. Adoption of this standard did not have a material effect on its financial statements, as the Company does not believe there are any entities that will be consolidated under the new requirements.

      In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the financial statements.

3.     Debentures

      In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Alfred D. Kingsley, an investor and consultant to the Company, agreed to convert the $1,000,000 outstanding balance under a one year Revolving Line of Credit Agreement (the “Credit Agreement”) to $1,000,000 of debentures, and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under that Credit Agreement. Interest on the debentures is payable at an annual rate of 10% and is payable semi-annually. The principal amount of the debentures is due on August 1, 2004. BioTime may prepay the debentures, in whole or in part, at any time without premium or penalty. Under the terms of the debentures, BioTime has agreed to restrict its quarterly cash payments for operating expenses to not more than $450,000 (excluding interest payable on the debentures) plus the amount of cash revenue (excluding interest and dividends) it collects for the quarter. To the extent BioTime’s expenditures during any quarter are less than $450,000 over its revenues, it may expend the difference in one or more subsequent quarters. This spending restriction will expire when the Company obtains at least $5,000,000 in cash through sales of equity securities or pays off the debenture indebtedness in full. The Company has also agreed not to pay any cash dividends on or to redeem or repurchase any of its common shares outstanding until it has paid off the debentures in full.

      Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of three years; risk-free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. Of the $3,350,000 of proceeds, $1,596,124 and the unamortized portion ($159,122) of the fair

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

value of an existing warrant issued in connection with the Credit Agreement was allocated to the warrants. The portion of the proceeds allocated to the discount is being accreted to interest expense over the term of the debentures using the effective interest rate method. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s common shares equals or exceeds 150% of the exercise price for fifteen consecutive trading days.

      During April 2003, holders of $2,750,000 of principal amount of the debentures granted BioTime a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during August 2003 and February 2004 (the “PIK Right”). BioTime retained the right to pay the interest due in cash.

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

      The warrants granted in connection with the PIK rights will expire in three years and will not be exercisable thereafter. The warrants will be redeemable by BioTime at $0.05 per warrant share if the closing price of the common shares on the American Stock Exchange exceeds 200% of the exercise price for 20 consecutive trading days.

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

      If BioTime actually elects to pay interest in stock instead of cash, the common shares issued on the interest payment date will be valued at the lower of (a) $1.20 or (b) 80% of the average closing price of BioTime common shares on the AMEX for the 10 trading days prior to the interest payment date, but not less than $0.80 per share. In August 2003, BioTime paid cash for interest due to debenture holders and did not issue stock. BioTime retains the right to issue stock in lieu of cash for interest due in 2004.

      BioTime granted registration rights for the warrants and shares on substantially the same terms as the registration rights covering the warrants issued when the debentures were originally sold. All prices and share amounts will be adjusted for any stock splits, reverse splits, recapitalization, or similar changes to the common shares.

4.     Shareholders’ Deficit

      Options to purchase 60,000 common shares were granted to consultants in 1999, and vest upon achievement of certain milestones. At September 30, 2003, 41,000 options had vested and 19,000 had not vested. During the three and nine months ended September 30, 2003, remeasurement of the unvested options

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

yielded a benefit of $3,982 and $4,780, respectively. This benefit was recognized as an offset to research and development expense for the three and nine months ended September 30,2003. At September 30, 2002, 23,000 options had vested, and 37,000 options had not vested. During the three and nine months ended September 30, 2002, the Company recorded benefits of $17,669 and $72,860, respectively, as a result of the remeasurement of such options. The benefit recognized with the remeasurement of these options during the three and six month period ended September 30, 2002 was recorded as an offset to research and development expense.

      During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. The agreement has been renewed each year. Under the Agreement, the Company issued to Greenbelt 40,000 common shares in four quarterly installments of 10,000 each for the twelve months ended March 31, 2002. For the twelve months ending March 31, 2003, the Company agreed to pay Greenbelt $60,000 in cash and issue 100,000 common shares. At December 31, 2002, $131,250 was included in accounts payable related to services rendered through December 31, 2002, and was subsequently paid through the payment of the $30,000 in cash and the issuance of the 100,000 common shares due.

      The Company has agreed to issue to Greenbelt 80,000 common shares and to pay $90,000 in cash for services for the 12 months ending March 31, 2004. The Company paid $45,000 of cash compensation during the fourth quarter, and the balance of the cash will be paid in two quarterly installments of $22,500 each on January 2, 2004 and March 31, 2004, while 60,000 shares will be issuable on January 2, 2004 for services rendered through December 31, 2003, and 20,000 shares will be issuable on March 31, 2004 for services rendered from January 1, 2004 through that date. The Company recorded expense of $50,500 for services rendered during the three months ended September 30, 2003, and has recorded expense of $113,000, including the value of the common shares issued to Greenbelt, for services rendered during the nine months ended September 30, 2003.

5. Net Income (Loss) Per Share

      Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three months ended September 30, 2003, options to purchase 22,742 common shares, and warrants to purchase 42,892 common shares were included in the computation of diluted earnings (loss) per share based on the treasury stock method. For the nine months ended September 30, 2003 options to purchase 881,367 common shares, and warrants to purchase 883,561 common shares were excluded from the computation of earnings (loss) per share as their inclusion would be antidulitive. For the three and nine months ended September 30, 2002, options to purchase 368,201 and warrants to purchase 725,079 common shares were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for the nine months ended September 30, 2003 and three and nine months ended September 30, 2002.

6. Proceeds From Key Man Policy

      On June 23, 2003, BioTime Chairman and Chief Executive Officer Paul Segall passed away. The Company maintained a key man life insurance policy on the life of Dr. Segall in the amount of $1 million. The Company collected the insurance proceeds and recognized the gain from this claim in the third quarter of 2003. To address the business needs created by the loss of Dr. Segall, the Company has created the Office of the President, a three-person executive “office” comprised of the three remaining founders: Dr. Hal Sternberg, Dr. Harold Waitz, and Judith Segall. The Office of the President is charged with assuming those executive

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

duties previously attended to by Paul Segall. BioTime believes that the Office of the President has provided a smooth management transition without entailing additional operating costs. The appointment of a new chief executive officer from outside its present management team could entail additional executive compensation costs that would be burdensome on the Company and could require the curtailment of other operating expenses in order to comply with the cash payment restrictions imposed by the Series 2001-A debentures.

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

7. Subsequent Event

      On October 3, 2003, the Company filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933, as amended, to distribute subscription rights (“Rights”) to the holders of its common shares entitling each holder to subscribe for and purchase one “Unit” for every eight Rights held. Each Unit will consist of one new common share and one-half of a warrant to purchase an additional common share. The subscription price for the Units is $1.40 per Unit. Each full warrant will entitle the holder to purchase one common share for $2.00 per share and will expire in three years. The distribution of Rights cannot occur until the registration statement becomes effective.

      A group of private investors (the “Guarantors”) and certain holders of BioTime Series 2001-A debentures (the “Participating Debenture Holders”) have agreed to purchase any Units that remain unsold at the conclusion of the Rights offer, excluding Units that the Company has authorized to issue to fill over-subscriptions, and subject to a maximum purchase obligation of $2,250,000. The Participating Debenture Holders will purchase their portion (a maximum of $1,500,000) of any unsold Units by exchanging an amount of Series 2001-A debentures equal to the purchase price of the Units.

      In addition to the Units that may be issued through the exercise of the Rights and Units that may be sold to fill excess over-subscriptions, the Company plans to offer to sell an additional 428,571 Units at the subscription price directly to the Guarantors and their designees. The Guarantors will not be obligated to purchase any of these additional Units.

      The Company also plans to offer holders of its Series 2001-A debentures the opportunity to exchange up to $1,500,000 of those debentures for Units at the subscription price per Unit. The Participating Debenture Holders have agreed to exchange all of their debentures for Units, subject to proration in the event that the total amount of debentures exchanged exceeds $1,500,000, if the Rights offer is over-subscribed so that the Company issues all of the Units reserved to fill excess over-subscriptions, and if the Guarantors purchase all 428,571 additional Units offered to them. If that occurs, the Company will use proceeds from the sale of Units to pay off the remaining $1,850,000 of outstanding debentures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since its inception in November 1990, the Company has been engaged primarily in research and development activities which have culminated in the commercial launch of Hextend,® its lead product, and a clinical trial of PentaLyte®. The Company’s operating revenues have been generated primarily from licensing fees and royalties, including $2,500,000 of licensing fees received from Abbott Laboratories for the right to manufacture and market Hextend in the United States and Canada and $500,000 of licensing fees received from CJ Corp. for the right to manufacture and market Hextend and PentaLyte in the Republic of Korea. As a result of the developmental nature of its business and the limited sales of its product, since the Company’s inception in November 1990 it has incurred $34,759,151 of losses. During the nine months ended September 30, 2003 the Company had an operating loss of $1,143,981. The Company’s results of operations for the three month and nine month periods ended September 30, 2003 include $1,000,000 of non-recurring revenue arising from the receipt of the insurance benefit paid under the Company’s key man life insurance policy following the death of Chairman and Chief Executive Officer, Paul Segall. The Company’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and organ preservation solutions and technology for medical use.

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

      The Company’s first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and blood pressure and keeps vital organs perfused during surgery. Hextend is being distributed in the United States and Canada by Abbott Laboratories under an exclusive license from the Company. Abbott also has a right to obtain licenses to manufacture and sell other BioTime products in the United States and Canada, and BioTime would receive additional license fees if those options are exercised, in addition to royalties on subsequent sales of those products.

      Abbott has announced its intention to spin-off a substantial portion of its hospital products business into a new company. Abbott’s Hospital Products Division presently markets Hextend, and we believe it is likely that Abbott’s license to manufacture and market Hextend will be assigned to the new company. According to information disclosed by Abbott, Abbott had global sales of approximately $17.7 billion during 2002 and has over 70,000 employees, and the new hospital products company is expected to have global sales of approximately $2.5 billion and will employ approximately 14,000 people world-wide. Abbott believes that the new company will be the only company of its size focused solely on sales to hospitals. The spin-off is expected to be completed during the first half of 2004.

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

      Under its License Agreement with the Company, Abbott reports sales of Hextend and pays the Company the royalties and license fees due on account of those sales within 90 days after the end of each calendar quarter. The Company recognizes those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase. Revenues for the three months ended September 30, 2003 consist of royalties on sales made by Abbott during the period beginning April 1, 2003 and ending June 30, 2003. Royalty revenues recognized for that three month period were $95,807, a 11.6% increase over the $85,843 of royalty revenue during the same period last year. Royalty revenues for the first nine months of 2003 were $275,663, which represents an increase of 62.6% over royalties of $169,511 earned during the same period last year.

      BioTime received $238,571 in royalties from Abbott, based on Hextend sales during the three months ended September 30, 2003 and Abbott’s option to preserve certain rights under the License Agreement. This revenue will be recognized during the fourth quarter of 2003.

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

      The FDA has recently required the manufacturers of 6% hetastarch in saline solutions, products with which Hextend competes, to change their product labeling by adding a warning stating that those competing products are not recommended for use as a cardiac bypass prime solution, or while the patient is on cardiopulmonary bypass, or in the immediate period after the pump has been disconnected. The Company has not been required to add that warning to the labeling of Hextend.

      The Company has completed a Phase I clinical trial of PentaLyte and is planning the next phase of its clinical trials in which PentaLyte will be used to treat hypovolemia in surgery. BioTime has spent approximately $2,000,000 in direct costs through September 30, 2003 developing PentaLyte, although no monies were spent for such development during the three months ended September 30, 2003. The Company’s ability to commence and complete additional clinical studies of PentaLyte depends on its cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than our Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted the Company to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use by the FDA in other products. Because PentaLyte contains a starch that has not been approved by the FDA for use in a plasma volume expander, the Company had to complete a Phase I clinical trial of PentaLyte, may have to complete a Phase II clinical trial in addition to a Phase III trial, or may have to complete a combined Phase II/ Phase III trial, that will involve more patients than the Hextend trials. The Company estimates that the Phase II trial that it is planning could be undertaken for approximately $1,000,000, but it does not yet know the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products BioTime is developing.

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

      BioTime has spent approximately $1,640,000 through September 30, 2003 developing HetaCool, including approximately $20,000 that was spent for such development during the three months ended September 30, 2003. These costs do not include the cost of developing Hextend, upon which HetaCool is based. BioTime scientists believe that the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as an organ preservation solution or to temporarily replace substantially all of the patient’s circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. However, the cost and time to complete the development of HetaCool, including clinical trials, cannot be presently determined.

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

Results of Operations

Revenues

      From inception (November 30, 1990) through September 30, 2003, the Company recognized $2,528,125 of license fee revenues. All license fees based upon milestones under the Abbott License Agreement were earned prior to the quarter ended September 30, 2003. Revenues from the license fees received from CJ Corp. are being recognized on a deferred basis over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. See Note 2 to the accompanying condensed financial statements for more detailed discussion of the Company’s revenue recognition policy.

      From inception (November 30, 1990) through September 30, 2003, the Company has recognized $832,713 in royalty revenue based on product sales. For the three months ended September 30, 2003, the company recognized $95,807 of royalty revenue, whereas the Company recognized $85,843 for the three months ended September 30, 2002, an increase of 11.6%. For the nine months ended September 30, 2003, the Company recognized $275,663 of royalty revenue, which represents an increase of 62.6% over royalties of $169,511 earned during the same period last year. These increases are attributable to an increase in product sales by Abbott.

     Operating Expenses

      From inception (November 30, 1990) through September 30, 2003, the Company incurred $23,409,908 of research and development expenses. Research and development expenses were $239,760 for the three months ended September 30, 2003, compared to $251,994 for the three months ended September 30, 2002. This decrease is due primarily to a $27,903 decrease in fees paid for laboratory supplies and expenses; this decrease was offset to some extent by an increase of $14,241 paid to scientific consultants, along with various miscellaneous research and development costs. For the nine months ended September 30, 2003, research and development expenses were $675,900, compared to $856,038 for the nine months ended September 30, 2002. This decrease is due to a decrease of $108,987 spent on research and development-related salaries, a decrease of $61,669 spent on insurance costs allocated to research and development, and a decrease of $10,231 spent for payroll tax amounts allocated to research and development. Research and development expenses include laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States and Europe, and scientific consultants’ fees. The Company expects that research and development expenses will increase if the Company obtains sufficient capital to commence new clinical studies of its products in the United States and Europe.

      From inception (November 30, 1990) through September 30, 2003, the Company incurred $15,689,653 of general and administrative expenses. General and administrative expenses were $227,432 for the three months ended September 30, 2003, compared to $151,446 for the three months ended September 30, 2002. The increase is due primarily to an increase of $114,546 spent on general and administrative consultants’ fees, and increase of $17,211 spent on legal and accounting expenses, and an increase in postage costs of $5,146; these increases were offset to some extent by a decrease of $14,152 spent for investor/ public relations, and a decrease of $40,119 spent for miscellaneous general and administrative expenses. For the nine months ended September 30, 2003, general and administrative expenses were $943,767, compared to $773,480 for the nine months ended September 30, 2002. This increase is due primarily to an increase of $140,013 spent on general and administrative consultants’ fees, and an increase of $139,324 spent on legal and accounting; these increases were offset to some extent by a decrease of $25,723 spent on stock exchange dues and costs, a decrease of $43,992 spent on investor/ public relations, and a decrease of $37,525 spent on miscellaneous general and administrative expenses.

Interest and Other Income

      From inception (November 30, 1990) through September 30, 2003, the Company generated $2,912,725 of net interest and other income. For the three months ended September 30, 2003, the Company incurred a total of $288,603 of net interest expense, compared to net interest expense of $242,069 for the three months ended September 30, 2002. The difference is attributable to an increase in the accretion recorded on the Company’s debentures due to the issuance of additional warrants to certain debenture holders in exchange for the PIK Rights discussed in Note 3 to the Financial Statements. During the three months ended September 30, 2003, the Company also recognized revenues from sales of microcannulas in the amount of $690 as compared to $3,576 for microcannula sales for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Company incurred a total of $775,484 of net interest expense compared to $629,083 incurred in the six months ended September 30, 2002. This difference is again attributable to the increase in the accretion recorded on the Company’s debentures due to the issuance of additional warrants to certain debenture holders in exchange for the PIK Rights discussed in Note 3 to the Financial Statements. For the nine months ended September 30, 2003, the company also recognized revenues from sales of microcannulas in the amount of $18,037, an increase from the $7,149 recognized in the nine months ended September 30, 2002; this difference is due simply to an increase in sales during the first quarter of 2003. For the three months ended September 30, 2003, the Company also recorded a one-time receipt of just over $1,000,000 as proceeds from a key man life insurance policy.

Income Taxes

      During the nine months ended September 30, 2003, the Company paid Korean withholding taxes of $82,520 related to the receipt of an upfront license fee from CJ Corp. With respect to Federal and state income taxes, the Company’s effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for the Company’s deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

      As of September 30, 2003, the Company had $1,181,535 of cash and cash equivalents on hand. At the current rate of spending, the Company estimates that existing cash on hand, along with license fees receivable and anticipated royalties from Abbott, and expected proceeds from the rights offering for which the Company has recently filed a registration statement, will last for at least twelve months. As discussed below, the Company is also obligated to pay debentures of $3.35 million in August 2004. Since inception, the Company has primarily financed its operations through the sale of equity securities, licensing fees, and borrowings.

      On October 3, 2003, the Company filed a registration statement with the Securities and Exchange Commission to distribute subscription rights (“Rights”) to the holders of its common shares entitling each holder to subscribe for and purchase one “Unit” for every eight Rights held. Each Unit will consist of one new common share and one-half of a warrant to purchase an additional common share. The subscription price for the Units is $1.40 per Unit. Each full warrant will entitle the holder to purchase one common share for $2.00 per share and will expire in three years.

      A group of private investors (the “Guarantors”) and certain holders of BioTime Series 2001-A debentures (the “Participating Debenture Holders”) have agreed to purchase any Units that remain unsold at the conclusion of the Rights offer, excluding Units that the Company has authorized to issue to fill over-subscriptions, and subject to a maximum purchase obligation of $2,250,000. The Participating Debenture Holders will purchase their portion (a maximum of $1,500,000) of any unsold Units by exchanging an amount of Series 2001-A debentures equal to the purchase price of the Units.

      In addition to the Units that may be issued through the exercise of the Rights and Units that may be sold to fill excess over-subscriptions, the Company plans to offer to sell an additional 428,571 Units at the subscription price directly to the Guarantors and their designees. The Guarantors will not be obligated to purchase any of these additional Units, and the Company will not pay underwriting fees or commissions with respect to any of the additional Units sold in this manner.

      The Company also plans to offer holders of its Series 2001-A debentures the opportunity to exchange up to $1,500,000 of those debentures for Units at the subscription price per Unit. The Participating Debenture Holders have agreed to exchange all of their debentures for Units, subject to proration in the event the total amount of debentures exchanged exceeds $1,500,000, if the Rights offer is over-subscribed so that the Company issues all of the Units reserved to fill excess over-subscriptions, and if the Guarantors purchase all 428,571 additional Units offered to them. If this occurs, the Company will use proceeds from the sale of Units to pay off the remaining $1,850,000 of outstanding debentures.

      BioTime has not yet set a record date for determining shareholders entitled to receive the Rights. The distribution of the Rights and commencement of the Rights offer will not occur until the registration statement for the offering becomes effective under the Securities Act of 1933, as amended. The expiration date of the Rights will not be set until the distribution date of the Rights has been determined.

      The registration statement relating to these securities filed with the Securities and Exchange Commission has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. After the registration statement becomes effective, a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, may be obtained from the Secretary of the Company.

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

      During August 2001, the Company received cash and converted debt totaling $3,350,000 through the sale of Series 2001-A debentures to a group of private investors, including Alfred D. Kingsley, an investor and consultant to the Company, who purchased $1,500,000 of debentures, and Milton Dresner, a director of the Company. Mr. Kingsley’s investment included the conversion of the $1,000,000 principal balance of a line of credit that he had previously provided.

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

      As part of the Company’s plan to manage its cash resources, during April 2003, holders of $2,750,000 of principal amount of the debentures granted BioTime a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during

August 2003 and February 2004 (the “PIK Right”). BioTime later determined to pay in cash the interest due during August 2003.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company did not hold any market risk sensitive instruments as of September 30, 2003, December 31, 2002, or September 30, 2002. The Company’s debentures bear interest at a fixed rate of 10%. Changes in interest rates would affect the fair value of the debentures, but such changes would not affect future cash flows.

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

      However, management previously identified a material weakness in its accounting and reporting functions stemming from the performance and supervision of its out-sourced accounting personnel. The Company has engaged the services of new accountants to remedy this weakness.

Changes in Internal Controls

      There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the review by the Chief Executive Officers and Chief Financial Officer.

      Following the review and evaluation of the Company’s disclosure controls and procedures, management has committed itself to take several steps that it feels are necessary to strengthen its accounting and reporting functions. The Company out-sources its accounting functions and does not have full-time accounting personnel. Management has engaged new accountants and has implemented tighter control and supervision over its out-sourced accounting personnel to ensure that financial statements are prepared correctly and in a timely manner. The Company also is conducting more frequent internal reviews and reconciliations of financial information, and is working to improve its budgeting process. The Company has acquired and transitioned to the use of new accounting software that it believes will facilitate implementation of accounting reviews and reconciliations and budgeting.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds.

      During September 2003, the board of directors approved the renewal of the engagement of Greenbelt Corp. as the financial advisor of the Company for the 12 months ending March 31, 2004 for compensation of $90,000 in cash and 80,000 common shares, subject to AMEX listing approval. The common shares will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) and Rule 506 thereunder. The agreement requires the Company to register these options and shares for sale under the Securities Act of 1933, as amended, upon request.

Item 5.	Other Information.

      During September 2003, the board of directors approved the renewal of the engagement of Greenbelt Corp. as the financial advisor of the Company for the 12 months ending March 31, 2004, as discussed in Item 2 above.

      The Company has set December 5, 2003 as the date for its 2003 annual meeting of shareholders. Shareholders of record as of the close of business on October 28, 2003 will be entitled to receive notice of and to vote at the meeting. The deadline for shareholders to submit proposals for inclusion in the Company’s proxy statement was March 31, 2003, but because the 2003 annual meeting has been scheduled more than 30 days later than last year’s meeting, the Company determined to treat as timely any shareholder proposal submitted within a reasonable time prior to printing the Company’s proxy materials. The Company did not receive any proposals from shareholders for inclusion in the proxy statement for the annual meeting.

Item 6.	Exhibits and Reports of Form 8-K

      (a) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†
3.2	By-Laws, As Amended.#
4.1	Specimen of Common Share Certificate.+
10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*
10.2	Intellectual Property Agreement between the Company and Hal Sternberg.+
10.3	Intellectual Property Agreement between the Company and Harold Waitz.+
10.4	Intellectual Property Agreement between the Company and Judith Segall.+
10.5	Intellectual Property Agreement between the Company and Steven Seinberg.**
10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+
10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+
10.8	2002 Stock Option Plan, as amended.##
10.9	Addenda to Lease Agreement between the Company and Donn Logan.‡
10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###
10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^
10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††
10.13	Form of Series 2001-A 10% Debenture due August 1, 2004.‡‡
10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures.‡‡
10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley.####
10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***
10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****
10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures.****
10.19	Standby Purchase Agreement, dated October 2, 2003, between BioTime, Inc. and the persons named therein as Guarantors and Participating Debenture Holders.†††
31	Rule 13a-14(a)/15d-14(a) Certification.^^^^
32	Section 1350 Certification.^^^^

†	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

*	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002.

^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to the Company’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to the Company’s Form 10-K/ A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to the Company’s Registration Statement on Forms S-2, File No. 333-109442, filed with the Securities and Exchange Commission on October 3, 2003.

^^^^	Filed herewith.

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 10, 2003

/s/ JUDITH SEGALL
Judith Segall
Vice-President — Operations
Member, Office of the President*

/s/ HAL STERNBERG
Hal Sternberg
Vice-President — Research
Member, Office of the President*

/s/ HAROLD WAITZ
Harold Waitz
Vice-President — Regulatory Affairs
Member, Office of the President*

Date: November 10, 2003

/s/ STEVEN SEINBERG
Steven Seinberg
Chief Financial Officer

*	The Office of the President is comprised of the three above-referenced executive officers of the Company who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†
3.2	By-Laws, As Amended.#
4.1	Specimen of Common Share Certificate.+
10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*
10.2	Intellectual Property Agreement between the Company and Hal Sternberg.+
10.3	Intellectual Property Agreement between the Company and Harold Waitz.+
10.4	Intellectual Property Agreement between the Company and Judith Segall.+
10.5	Intellectual Property Agreement between the Company and Steven Seinberg.**
10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+
10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+
10.8	2002 Stock Option Plan, as amended.##
10.9	Addenda to Lease Agreement between the Company and Donn Logan.‡
10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###
10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^
10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††
10.13	Form of Series 2001-A 10% Debenture due August 1, 2004.‡‡
10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures.‡‡
10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley.####
10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***
10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****
10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures.****
10.19	Standby Purchase Agreement, dated October 2, 2003, between BioTime, Inc. and the persons named therein as Guarantors and Participating Debenture Holders.†††
31	Rule 13a-14(a)/15d-14(a) Certification.^^^^
32	Section 1350 Certification.^^^^

†	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

*	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002.

^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to the Company’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to the Company’s Form 10-K/ A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to the Company’s Registration Statement on Forms S-2, File No. 333-109442, filed with the Securities and Exchange Commission on October 3, 2003.

^^^^	Filed herewith.