Form 10-Q
period 2004-03-31
BIOTIME INC
filed 2004-05-17
CIK 876343

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,795,249 common shares, no par value, as of May 11, 2004.

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

Item 1.	Financial Statements

BIOTIME, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,119,803	$717,184
Prepaid expenses and other current assets	108,360	289,865

Total current assets	2,228,163	1,007,049
EQUIPMENT, net of accumulated depreciation of $543,982 and $532,663, respectively	37,127	48,446
DEPOSITS AND OTHER ASSETS	16,050	16,050

TOTAL ASSETS	$2,281,340	$1,071,545

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$185,190	$408,891
Current portion of debentures, net of discount of $664,608	—	2,685,392

Total current liabilities	185,190	3,094,283
DEFERRED LICENSE REVENUE	393,750	407,813
COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding
Common Shares, no par value, authorized 40,000,000 shares; issued and outstanding shares; 17,775,249 and 13,654,949, respectively	38,633,445	32,857,552
Contributed Capital	93,972	93,972
Deficit accumulated during development stage	(37,025,017)	(35,382,075)

Total shareholders’ equity (deficit)	1,702,400	(2,430,551)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,281,340	$1,071,545

See notes to condensed financial statements.

BIOTIME, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Period from Inception
			(November 30, 1990)
	2004	2003	to March 31, 2004

	(Unaudited)
REVENUE:
License fees	$14,813	$—	$2,557,000
Royalty from product sales	115,887	96,622	1,187,172
Reimbursed regulatory fees	—	—	34,379

Total revenue	130,700	96,622	3,778,551

EXPENSES:
Research and development	(227,806)	(224,536)	(23,864,832)
General and administrative	(408,392)	(337,768)	(16,414,990)

Total expenses	(636,198)	(562,304)	(40,279,822)

INTEREST INCOME (EXPENSE) AND OTHER:	(1,137,444)	(205,447)	(416,395)

Loss before income taxes	(1,642,942)	(671,129)	(36,917,666)
Foreign Taxes	—	(80,000)	(82,520)

NET LOSS	$(1,642,942)	$(751,129)	$(37,000,186)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.06)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	16,337,128	13,564,545

See notes to condensed financial statements.

BIOTIME, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Period from Inception
			(November 30, 1990)
	2004	2003	to March 31, 2004

	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,642,942)	$(751,129)	$(37,000,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,319	14,702	550,523
Amortization of debt discount and other stock based interest expense	1,012,921	139,960	2,438,758
Cost of Donation — warrants	—	—	552,000
Stock-based compensation	48,276	38,750	1,441,317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,558)	(499,776)	(297,424)
Deposits	—	—	(16,050)
Accounts payable and accrued liabilities	(177,301)	46,580	236,288
Deferred revenue	(14,063)	450,000	393,750

Net cash used in operating activities	(769,348)	(560,913)	(31,701,024)

INVESTING ACTIVITIES:
Sale of investments	—	—	197,400
Purchase of short-term investments	—	—	(9,946,203)
Redemption of short-term investments	—	—	9,946,203
Purchase of equipment	—	—	(571,224)

Net cash used in investing activities	—	—	(373,824)

FINANCING ACTIVITIES:
Payment of debt	(1,850,000)	—	(1,850,000)
Proceeds from issuance of warrants	—	—	2,350,000
Borrowings	—	—	1,000,000
Issuance of preferred shares for cash	—	—	600,000
Preferred shares placement costs	—	—	(125,700)
Issuance of common shares for cash	4,184,420	—	29,961,271
Common shares placement costs	(162,453)	—	(2,689,399)
Net proceeds from exercise of common share options and warrants	—	—	5,098,485
Contributed capital — cash	—	—	77,547
Dividends paid on preferred shares	—	—	(24,831)
Repurchase of common shares	—	—	(202,722)

Net cash provided by financing activities	2,171,967	—	34,194,651

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,402,619	(560,913)	2,119,803
Cash and cash equivalents at beginning of period	717,184	1,284,432	—

Cash and cash equivalents at end of period	$2,119,803	$723,519	$2,119,803

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction	$—	$—	$197,400
Conversion of line of credit to debentures	—	—	840,878
Issuance of Warrants for private placement costs	—	—	403,312
Issuance of Warrants related to debenture financing and line of credit agreement	—	—	1,911,106
Conversion of debentures to Common shares	1,500,000	—	1,500,000
Issuance of Warrants to Guarantors for participation in the Rights Offer	82,500	—	82,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$175,552	$168,877

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

      The condensed balance sheet as of March 31, 2004, the condensed statements of operations for the three months ended March 31, 2004 and 2003 and the period from inception (November 30, 1990) to March 31, 2004, and the statements of cash flows for the three months ended March 31, 2004 and 2003 and the period from inception (November 30, 1990) to March 31, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004 and for all periods presented have been made. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements as of that date. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results anticipated for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

      Development Stage Enterprise — Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred net losses of $37,000,186 from inception to March 31, 2004. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

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

      Liquidity — At March 31, 2004, BioTime had $2,119,803 of cash on hand, which includes funds raised in a Rights Offering completed in January. However, the Company needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. However, management believes its existing cash, along with license fees receivable and anticipated royalties, is sufficient to allow the Company to operate through June 30, 2005.

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

      Revenue recognition — In April 1997, BioTime and Abbott Laboratories (“Abbott”) entered into an Exclusive License Agreement (the “License Agreement”) under which BioTime granted to Abbott an exclusive license to manufacture and sell BioTime’s proprietary blood plasma volume expander solution Hextend® in the United States and Canada for certain therapeutic uses. During the second quarter of 2004, Abbott completed the spin-off of a substantial portion of its hospital products division as a new company called Hospira, Inc. Abbott has assigned the BioTime License Agreement to Hospira.

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

      In addition to the license fees, the Company will receive a royalty on annual net sales of Hextend®. The royalty rate will be 5% plus an additional .22% for each increment of $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The obligation to pay royalties on sales of Hextend® will expire in the United States or Canada when all patents protecting Hextend® in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

      The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended March 31, 2004 include royalties on sales made by Abbott during the three months ended December 31, 2003. Royalties on sales made during the first quarter of 2004 will not be recognized by the Company until the second quarter of fiscal year 2004.

      Under the License Agreement, the Company may convert the exclusive license to a non-exclusive license or may terminate the license outright if certain minimum sales and royalty payments are not met. In order to terminate the license outright, BioTime would pay a termination fee in an amount ranging from the milestone payments made by Abbott to an amount equal to three times prior year net sales, depending upon when termination occurs. Management believes that the probability of payments of any termination fee by the Company is remote.

      Research and product license fees are generally deferred and recognized over the life of the contract unless the license periods commenced, the technology has been delivered, and all other performance

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

conditions have been met. If all of these conditions are met, any remaining deferred revenue would then be recognized.

      During March 2003, BioTime granted to CJ Corp. (“CJ”) an exclusive license to manufacture and sell Hextend® and PentaLyte® in South Korea (the “CJ Agreement”). Under the CJ Agreement, CJ agreed to pay the Company a license fee of $800,000, payable in two installments. The first installment of $500,000, less $80,000 of Korean taxes withheld, was paid to the Company during April 2003. In connection with this agreement, the Company paid a finder’s fee of $50,000 to an unrelated third party. The Company has not yet completed the development of PentaLyte, for which additional clinical trials in the United States are being planned. As the expected completion date is uncertain, the license fee of $500,000, net of the $50,000 finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. If BioTime discontinues the development of PentaLyte, then it shall grant to CJ a license fee-free exclusive license to use, manufacture, or sell other BioTime products (as defined in the CJ Agreement) in South Korea. The remaining $300,000 is payable to the Company within 30 days after an application for regulatory approval to manufacture and market Hextend® is filed in Korea. In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance, but CJ Corp. will have to obtain regulatory approval before sales can begin. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend® and PentaLyte®, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

      Indemnification — The following is a summary of the Company’s agreements that the Company has determined are within the scope of the Financial Accounting Standards Board (the “FASB”) interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.”

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

      Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott, Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of March 31, 2004.

      The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

      Comprehensive Income (Loss) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.

      Stock-based Compensation — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

      Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net loss and pro forma net loss per share would have been as follows:

	Three Months Ended
	March 31,

	2004	2003

Net loss as reported	$(1,642,942)	$(751,129)
Deduct: Stock-based compensation determined under fair value method for awards, net of tax	(19,913)	(118,940)

	(1,662,855)	(870,069)

	2004	2003

Basic and diluted loss per common share as reported	$(0.10)	$(0.06)
Pro forma basic and diluted loss per common share	$(0.10)	$(0.06)

3.	Debentures

      In August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Alfred D. Kingsley, an investor and consultant to the Company, agreed to convert the $1,000,000 outstanding balance under a one year Revolving Line of Credit Agreement (the “Credit Agreement”) to $1,000,000 of debentures and purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated, and no additional borrowings are available under that Credit Agreement. Interest on the debentures was payable at an annual rate of 10% and was payable semi-annually.

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      The warrants will expire on April 1, 2006, and will not be exercisable thereafter. The warrants will be redeemable by BioTime at $0.05 per warrant share if the closing price of the common shares on the American Stock Exchange exceeds 200% of the exercise price for 20 consecutive trading days. BioTime granted registration rights for the warrants and shares on substantially the same terms as the registration rights covering the warrants issued when the debentures were originally sold. All prices and share amounts will be adjusted for any stock splits, reverse splits, recapitalization, or similar changes to the common shares.

      Alfred Kingsley agreed with BioTime that if BioTime exercised the PIK right, he would have provided BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime issued to Mr. Kingsley a warrant for 39,999 additional common shares, which is the amount of warrants that would have been issued had the debenture holders who did not grant BioTime the PIK Right, instead agreed to do so. BioTime, Inc., chose not to exercise the right to pay interest in stock and paid all interest on the debentures in cash.

      During February 2004, the Company eliminated its $3,350,000 of debenture indebtedness by using a portion of the proceeds of its recently completed subscription rights offer (see Note 4) to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement described in Note 4. As the fair value of the consideration of $3,781,786 given to the debenture holders exceeded the carrying value of the debentures, BioTime recognized interest expense of $1,106,392 relative to the cost incurred on the extinguishment of the debentures. The components of this charge are as follows: 1) a $664,606 charge for unamortized discount of the warrants issued to the debenture holders at the time they acquired the debentures; 2) a $265,000 charge for fees of $100,000 of cash and 500,000 common share purchase warrants, bearing the same terms as those sold in the Rights Offer described in Note 4 and determined to have a fair value of $0.33 per warrant based on the AMEX closing price of $0.33 on February 4, 2004, received by the Participating Debenture Holders under the Standby Purchase Agreement; and 3) a $176,786 charge for the excess of the fair value of the 1,071,428 shares of common stock with a fair value of $1.40 based on the February 4, 2004 closing stock price and warrants with a fair value of $0.33 per share over $1,500,000 face value of debentures exchanged. BioTime now has no long-term debt.

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Shareholders’ Equity (Deficit)

      During January 2004, BioTime completed a subscription rights offer (the “Rights Offer”) through which the Company raised gross proceeds of $3,584,424 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the Rights Offer, the Company raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement to certain persons who acted as Guarantors of the Rights Offer. The common shares and warrants were sold as “units” for $1.40 per unit. Each unit consisted of one common share and one-half of a warrant. Each full warrant entitles the holder to purchase one common share for $2.00 per share and will expire on January 14, 2007. BioTime may redeem the warrants by paying $.05 per warrant if the closing price of the common shares on the AMEX or any other national securities exchange or the Nasdaq Stock Market exceeds 200% of the exercise price of the warrants for any 20 consecutive trading days.

      In consideration for their agreement to purchase up to $2,250,000 of units if the subscription rights were not fully exercised, under the Standby Purchase Agreement the Company paid the Guarantors $50,000 in cash and issued to them warrants to purchase 250,000 common shares, which were accounted for as costs of the equity financing. Total estimated cash costs of the Rights Offer, which were recorded as a reduction of the proceeds received, were $351,516. Also, the Company paid the Participating Debenture Holders $100,000 in cash and issued to them warrants to purchase 500,000 common shares, which were included in the computation of the cost on extinguishments of the debentures (See Note 3). The warrants issued to the Guarantors and Participating Debenture Holders have the same terms as the warrants the Company sold in the Rights Offer.

      Additionally, the Company issued a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by the Participating Debenture Holders (See Note 3).

      The Rights Offer triggered the anti-dilution provisions contained in various warrants previously issued by the Company. The resulting change in the exercise prices of the warrants was small, and did not significantly change the fair market value of the warrants. Under these anti-dilution provisions, the number of shares issuable upon the exercise of the warrants increased by a total of 15,169 shares. The Company recognized a total charge to interest expense of $6,135 relative to the adjustments of the exercise prices and the number of shares issuable upon the exercise of the warrants.

      Options to purchase 60,000 common shares were granted to consultants in 1999, and vest upon achievement of certain milestones. During the first quarter of 2004, the Company accelerated the vesting of these options so that all were fully vested as of March 31, 2004. During the three months ended March 31, 2004, expense of $8,276 was incurred for these options and recorded as a research and development expense. At March 31, 2003, 23,000 options had vested, and 37,000 options had not vested. During the three months ended March 31, 2003, remeasurement of the options did not yield a change in their fair market value and accordingly no expense was recorded for such options.

      During April 1998, the company entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of

BIOTIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company. The agreement has been renewed each subsequent year ending March 31. For the twelve months ended March 31, 2004, the Company agreed to pay Greenbelt $90,000 in cash and issue 80,000 common shares. For the twelve months ended March 31, 2003, the Company agreed to pay Greenbelt $60,000 in cash and issue 100,000 common shares. Activity in relation to this agreement is presented in the table below:

				Less:
	Balance Included in	Add:	Less:	Value of	Balance Included in
	Accounts Payable	Expense	Cash	Stock-Based	Accounts Payable
	at January 1	Accrued	Payments	Payments	at March 31,

2004	$105,300	62,500	(45,000)	(86,400)	$36,400
2003	$131,250	53,750	(15,000)	(155,000)	$15,000

      During the three months ended March 31, 2004 and 2003, the Company issued 60,000 and 100,000 common shares, respectively, valued at $86,400 and $155,000 to Greenbelt.

      The unpaid balance of $36,400 included in accounts payable at March 31, 2004 was settled through the issuance of 20,000 common shares during April 2004.

      During March 2004, the board of directors approved the renewal of the engagement of Greenbelt Corp. as the Company’s financial advisor for the 12 months ending March 31, 2005 for compensation of $90,000 in cash and 60,000 common shares. The common shares issued during April 2004 were issued, and the common shares issuable during the next 12 months will be issued, without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) and Rule 506 thereunder. The agreement with Greenbelt requires the Company to register these shares for sale under the Securities Act of 1933, as amended, upon request.

5.	Net Income (Loss) Per Share

      Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three months ended March 31, 2004 and March 31, 2003, options to purchase 951,367 and 910,033 common shares, and warrants to purchase 3,678,879 and 725,078 common shares were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since its inception in November 1990, BioTime has been engaged primarily in research and development activities, which have culminated in the commercial launch of Hextend, our lead product, and a clinical trial of PentaLyte. Our operating revenues have been generated primarily from licensing fees, including $2,500,000 received from Abbott Laboratories for the right to manufacture and market Hextend® in the United States and Canada. As a result of the developmental nature of our business and the limited sales of our products, since BioTime’s inception in November 1990 we have incurred $37,000,186 of losses. Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and organ preservation solutions and technology for medical use.

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

      Our first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. During 1997 we granted Abbott an exclusive license to sell Hextend in the United States and Canada, along with a right to obtain licenses to manufacture and sell other BioTime products. Abbott has completed a spin-off of a substantial portion of its hospital products business into a new company called Hospira, Inc. Abbott has assigned to Hospira its license to manufacture and market Hextend. According to information disclosed by Abbott, Abbott had global sales of approximately $19.7 billion during 2003, and has over 70,000 employees. According to information disclosed by Hospira, it employs approximately 14,000 people worldwide, and had the spin-off occurred on January 1, 2003, Hospira would have had net sales of approximately $2.5 billion for the year ended December 31, 2003.

      Under our License Agreement, Hospira will report sales of Hextend and pay us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales. Hextend sales are still in the ramp-up phase.

      During March 2003, we granted to CJ Corp. an exclusive license to manufacture and sell Hextend and PentaLyte in South Korea (the “CJ Agreement”). CJ will be responsible for obtaining the regulatory approvals required to manufacture and market Hextend and PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

      We have retained all rights to manufacture, sell or license Hextend, PentaLyte, HetaCool, and other products in all other countries, and we are negotiating potential manufacturing, distributing and marketing agreements for our products in certain overseas markets.

      Revenues for the three months ended March 31, 2004 consist of royalties on sales made by Abbott during the period beginning October 1, 2003 and ending December 31, 2003. Royalty revenues recognized for that three-month period were $115,887, a 19.9% increase over the $96,622 of royalty revenue during the same period last year.

      We received $181,274 in royalties from Abbott, based on Hextend sales during the three months ended March 31, 2004. This represents an increase of 117.8% over royalties of $83,234 received during the same period last year. This revenue will be reflected in our financial statements for the second quarter of 2004.

      A significant portion of the increase in royalties is attributable to an increase in sales to the United States Armed Forces, and the balance of the increase is due to increases in hospital sales.

      The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent quarters.

      Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.

      We have completed a Phase I clinical trial of PentaLyte and we are planning the next phase of clinical trials in which PentaLyte will be used to treat hypovolemia in surgery. We have spent approximately $2,046,889 in direct costs through March 31, 2004 developing PentaLyte. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete a Phase I clinical trial of PentaLyte, and we may have to complete a Phase II clinical trial in addition to a Phase III trial or a combined Phase II/ III trial, that will involve more patients than the Hextend trials. We estimate that a Phase II trial could be undertaken for approximately $1,000,000, but we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.

      If Hospira obtains a license to manufacture and market PentaLyte under our License Agreement with them, they would reimburse us for our direct costs incurred in developing PentaLyte. Hospira's decision whether to license PentaLyte would follow the completion of our Phase II trial, or if we proceed directly into a Phase II/III trial, the first successful human use in that trial.

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

      We have spent approximately $1,680,000 through March 31, 2004 developing HetaCool. These costs do not include the cost of developing Hextend, upon which HetaCool is based. During April 2004, we were awarded a research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (NIH) for use in the development of HetaCool. The grant will be used to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We may receive up to $299,990 through the grant, including $149,994 during 2004 and — subject to availability of funds and satisfactory progress on the project — an additional $149,996 during 2005.

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

      Until such time as we are able to complete the development of PentaLyte and HetaCool and enter into commercial license agreements for those products and foreign commercial license agreements for Hextend, we will depend upon royalties from the sale of Hextend by Hospira, and from CJ once product sales commence in Korea, as our principal source of revenues.

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

      Because our research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses from operations in the near term.

      Hextend®, PentaLyte®, and HetaCool® are registered trademarks of BioTime.

Results of Operations

     Revenues

      From inception through March 31, 2004, we recognized $2,557,000 of license fee revenues. All license fees based upon milestones under the License Agreement with Abbott were earned prior to the quarter ended March 31, 2004. See Note 2 to the accompanying condensed financial statements.

      From inception through March 31, 2004, we have recognized $1,187,172 in royalty revenue based on product sales. For the three months ended March 31, 2004, we recognized $115,887 in royalty revenue, whereas we recognized $96,622 for the three months ended March 31, 2003. This 19.9% increase in royalties is attributable to an increase in product sales by Abbott.

     Operating Expenses

      From inception (November 30, 1990) through March 31, 2004, we incurred $23,864,832 of research and development expenses. Research and development expenses were $227,806 for the three months ended March 31, 2004, compared to $224,536 for the three months ended March 31, 2003. This increase is chiefly attributable to a $15,000 increase in outside research, offset by various other minor decreases. Research and development expenses include laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States and Europe, and consultants’ fees. We expect that research and development expenses will increase when we commence new clinical trials of PentaLyte.

      From inception (November 30, 1990) through March 31, 2004, we incurred $16,414,990 of general and administrative expenses. General and administrative expenses increased to $408,392 for the three months ended March 31, 2004 from $337,768 for the three months ended March 31, 2003. This increase is chiefly attributable to an increase in printing costs of $16,632, an increase in general and administrative consulting fees of $46,706, and an increase in trademark expenses of $48,924; these increases were somewhat offset by a decrease in legal and accounting fees of $39,173, as well as several other more minor decreases.

     Interest and Other Income

      From inception (November 30, 1990) through March 31, 2004, we generated $2,932,633 of interest and other income. For the three months ended March 31, 2004, we incurred a total of $1,137,444 of net interest expense, compared to net interest expense of $205,447 for the three months ended March 31, 2003. In February 2004, we recognized interest expense of $1,106,392 relative to the excess of the fair value of consideration given to the Participating Debenture Holders over the carrying amount of the debentures at the time of extinguishment on this transaction (See Note 3 to the condensed financial statements).

     Income Taxes

      During the three months ended March 31, 2003, we paid Korean withholding taxes of $82,520 related to the receipt of an upfront license fee from CJ Corp. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

      Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, and borrowings. During January 2004, we completed a subscription rights offer (the “Rights Offer”) through which we raised gross proceeds of $3,584,424 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the Rights Offer, we raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement to certain persons who acted as Guarantors of the Rights Offer. The common shares and warrants were sold as “units” for $1.40 per unit. Each unit consisted of one common share and one-half of a warrant. Each full warrant will entitle the holder to purchase one common share for $2.00 per share and will expire on January 14, 2007. We may redeem the warrants by paying $.05 per warrant if the closing price of the common shares on the AMEX or any other national securities exchange or the Nasdaq Stock Market exceeds 200% of the exercise price of the warrants for any 20 consecutive trading days.

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

      In consideration for their agreement to purchase up to $2,250,000 of units if the subscription rights were not fully exercised, under the Standby Purchase Agreement we paid the Guarantors $50,000 in cash and issued to them warrants to purchase 250,000 common shares, and we paid the Participating Debenture Holders $100,000 in cash and issued to them warrants to purchase 500,000 common shares. The warrants issued to the Guarantors and Participating Debenture Holders have the same terms as the warrants we sold in the Rights Offer. Total estimated costs of the Rights Offer, which were recorded as a reduction of the proceeds received, were $351,516.

      During April 2003, we received the initial $500,000 license fee payment, less $80,000 of Korean taxes withheld, from CJ under the CJ Agreement. We paid a finder’s fee of $50,000 from the proceeds. A second installment of $300,000 will be payable by CJ 30 days after it submits an application for regulatory approval of Hextend in South Korea; we anticipate that this will happen this year.

      At March 31, 2004, we had $2,119,803 of cash on hand. We will need to obtain additional equity capital from time to time in the future, as long as the fees we receive from licensing our products to pharmaceutical companies, profits from sales of our products, and royalty revenues are not sufficient to fund our operations. We need additional capital and greater revenues to continue our current operations, to complete clinical trials of PentaLyte®, and to conduct our planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. We are also continuing to seek new agreements with pharmaceutical companies to provide us with additional product and technology licensing fees and royalties. The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations. However, management believes our existing cash, along with license fees receivable and anticipated royalties, is sufficient to allow us to operate through June 30, 2005.

      The following depicts our contractual obligations as of March 31, 2004:

		Payments Due
		by Period

		Less Than	1-3
Contractual Obligation	Total	1 Year	Years

Operating Leases	$140,352	$140,352	—

Total Contractual Cash Obligations	140,352	140,352	—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      The Company did not hold any market risk sensitive instruments as of March 31, 2004, December 31, 2003, or March 31, 2003.

Item 4.	Controls and Procedures

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

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      During April 2004, we issued 20,000 common shares to Greenbelt Corp., our financial advisor, as the final installment of common shares issuable to it as compensation under its agreement with us for the 12 months ended March 31, 2004. During March 2004, the board of directors approved the renewal of the engagement of Greenbelt Corp. as our financial advisor for the 12 months ending March 31, 2005 for compensation of $90,000 in cash and 60,000 common shares. The common shares issued during April 2004 were issued, and the common shares issuable during the next 12 months will be issued, without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) and Rule 506 thereunder. Our agreement with Greenbelt requires us to register these shares for sale under the Securities Act of 1933, as amended, upon request.

Item 5.	Other Information.

      During March 2004, the board of directors approved the renewal of the engagement of Greenbelt Corp. as our financial advisor for the 12 months ending March 31, 2005, as discussed in Item 2 above.

      During April 2004, we were awarded a research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (NIH) for use in the development of HetaCool. The grant will be used to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We

may receive up to $299,990 through the grant, including $149,994 during 2004 and — subject to availability of funds and satisfactory progress on the project — an additional $149,996 during 2005.

      During surgical procedures for the treatment of certain cardiovascular conditions such as large aneurysms, cardiovascular abnormalities and damaged blood vessels in the brain, surgeons must temporarily interrupt the flow of blood through the body. Interruption of blood flow can be maintained only for short periods of time at normal body temperatures because many critical organs, particularly the brain, are quickly damaged by the resultant loss of oxygen. As a result, certain surgical procedures are performed at low temperatures because lower body temperature helps to minimize the chance of damage to the patient’s organs by reducing the patient’s metabolic rate, thereby decreasing the patient’s needs during surgery for oxygen and nutrients which normally flow through the blood.

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

      The goal of the research project is to use HetaCool to develop techniques for increasing the time during which a patient may be maintained in hypothermic cardiac and circulatory arrest during surgery. In the research project, the body temperature of dogs will be lowered to reduce their metabolic rate and related need for oxygenating red blood cells, while HetaCool will be used to replace the circulating blood to prevent the blockage of small blood vessels caused by the “sludging” of blood at low temperatures.

      Under the terms of the grant the federal government is entitled to use on a royalty free basis any invention developed with government support.

Item 6.	Exhibits and Reports of Form 8-K

      (a) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†
3.2	By-Laws, As Amended.#
4.1	Specimen of Common Share Certificate.+
4.2	Form of Warrant++
4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++
10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*
10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+
10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+
10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+
10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**
10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+
10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+
10.8	2002 Stock Option Plan, as amended.##
10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan. ‡
10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

Exhibit
Numbers	Description

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^++
10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††
10.13	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡
10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures ‡‡
10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**
10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***
10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****
10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****
10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††
31	Rule 13a-14(a)/15d-14(a) Certification ††††
32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No. 1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002.

^+	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^++	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/ A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2003

††††	Filed herewith

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 14, 2004	/s/ JUDITH SEGALL Judith Segall Vice-President — Operations Member, Office of the President*

Date: May 14, 2004	/s/ HAL STERNBERG Hal Sternberg Vice-President — Research Member, Office of the President*

Date: May 14, 2004	/s/ HAROLD WAITZ Harold Waitz Vice-President — Regulatory Affairs Member, Office of the President*

Date: May 14, 2004	/s/ STEVEN SEINBERG Steven Seinberg Chief Financial Officer

*	The Office of the President is comprised of the three above-referenced executive officers of the Company who collectively exercise the powers of the Chief Executive Officer.

INDEX TO EXHIBITS

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended.†
3.2	By-Laws, As Amended.#
4.1	Specimen of Common Share Certificate.+
4.2	Form of Warrant++
4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++
10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*
10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+
10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+
10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+
10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**
10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+
10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+
10.8	2002 Stock Option Plan, as amended.##
10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan. ‡
10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###
10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^++
10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††
10.13	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡
10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures ‡‡
10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**
10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***
10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****
10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****
10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††
31	Rule 13a-14(a)/15d-14(a) Certification ††††
32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No. 1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002.

^+	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^++	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/ A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2003

††††	Filed herewith