Form 10-Q
period 2004-06-30
BIOTIME INC
filed 2004-08-13
CIK 876343

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,811,450 common shares, no par value, as of August 12, 2004.

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

Item 1. Financial Statements

BIOTIME, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,
	2004	December 31,
	(unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,751,128	$717,184
Accounts receivable	301,173	—
Prepaid expenses and other current assets	65,437	289,865

Total current assets	2,117,738	1,007,049
EQUIPMENT, net of accumulated depreciation of $554,492 and $532,663, respectively	26,617	48,446
DEPOSITS AND OTHER ASSETS	16,050	16,050

TOTAL ASSETS	$2,160,405	$1,071,545

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$147,811	$408,891
Current portion of debentures, net of discount of $664,608 at December 31	—	2,685,392

Total current liabilities	147,811	3,094,283
DEFERRED LICENSE REVENUES	679,688	407,813
COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred shares, no par value, undesignated as to Series, Authorized 1,000,000 shares; none outstanding	—	—
Common shares, no par value, authorized 40,000,000 shares; issued and outstanding 17,811,450 and 13,654,949, respectively	38,706,219	32,857,552
Contributed capital	93,972	93,972
Deficit accumulated during development stage	(37,467,285)	(35,382,075)

Total shareholders’ equity (deficit)	1,332,906	(2,430,551)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,160,405	$1,071,545

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from Inception
	Three Months Ended		Six Months Ended		(November 30, 1990)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	to June 30, 2004
REVENUE:
License fees	$14,063	$14,063	$28,876	$14,063	$2,571,063
Royalties from product sales	181,274	83,234	297,161	179,856	1,368,446
Reimbursed regulatory fees	—	—	—	—	34,379

Total revenue	195,337	97,297	326,037	193,919	3,973,888

EXPENSES:
Research and development	(276,947)	(211,604)	(504,753)	(436,140)	(24,141,779)
General and administrative	(366,334)	(378,567)	(774,726)	(716,335)	(16,781,324)

Total expenses	(643,281)	(590,171)	(1,279,479)	(1,152,475)	(40,923,103)

INTEREST INCOME (EXPENSE) AND OTHER:	5,676	(259,478)	(1,131,768)	(464,925)	(410,719)

Loss before income taxes	(442,268)	(752,352)	(2,085,210)	(1,423,481)	(37,359,934)
Foreign Taxes	—	(2,520)	—	(82,520)	(82,520)

NET LOSS	$(442,268)	$(754,872)	$(2,085,210)	$(1,506,001)	$(37,442,454)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.06)	$(0.12)	$(0.11)

COMMON EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	17,801,082	13,598,038	17,069,105	13,580,838

See notes to condensed financial statements.

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from Inception
	June 30,		(November 30, 1990)
	2004	2003	to June 30, 2004
OPERATING ACTIVITIES:
Net loss	$(2,085,210)	$(1,506,001)	$(37,442,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,829	27,357	561,033
Amortization of Debt Discount	1,012,921	320,760	2,438,758
Cost of Donation - warrants	—	—	552,000
Stock-based compensation	91,693	77,952	1,484,734
Changes in operating assets and liabilities:
Accounts Receivable	(301,173)	(2,672)	(301,173)
Prepaid expenses and other current assets	35,365	30,427	(254,501)
Deposits and other assets	—	—	(16,050)
Accounts payable and accrued liabilities	(203,630)	(104,694)	209,959
Deferred revenue	271,875	435,938	679,688

Net cash used in operating activities	(1,156,330)	(720,933)	(32,088,006)

INVESTING ACTIVITIES:
Sale of investments	—	—	197,400
Purchase of short-term investments	—	—	(9,946,203)
Redemption of short-term investments	—	—	9,946,203
Purchase of equipment and furniture	—	—	(571,224)

Net cash used in investing activities	—	—	(373,824)

FINANCING ACTIVITIES:
Payment of debt	(1,850,000)	—	(1,850,000)
Proceeds from issuance of warrants and debentures	—	—	2,350,000
Borrowings	—	—	1,000,000
Issuance of preferred shares for cash	—	—	600,000
Preferred shares placement costs	—	—	(125,700)
Issuance of common shares for cash	4,184,420	—	29,961,271
Exercise of Options	18,307	86,896	5,116,792
Common shares placement costs	(162,453)	—	(2,689,399)
Contributed capital - cash	—	—	77,547
Dividends paid on preferred shares	—	—	(24,831)
Repurchase Common Shares	—	—	(202,722)

Net cash provided by financing activities	2,190,274	86,896	34,212,958

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,033,944	(634,037)	1,751,128
Cash and cash equivalents at beginning of period	717,184	1,284,432	—

Cash and cash equivalents at end of period	$1,751,128	$650,395	$1,751,128

BIOTIME, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from Inception
	June 30,		(November 30, 1990)
	2004	2003	to June 30, 2004
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in exchange for shares of common stock of Cryomedical Sciences, Inc. in a stock-for-stock transaction	$—	—	$197,400
Conversion of Line of Credit to debentures	—	—	$840,878
Issuance of warrants for private placement costs	—	—	$403,312
Issuance of warrants related to debenture financing and Line of Credit agreement	—	$239,729	$1,911,106
Conversion of debentures to Common shares	1,500,000	—	$1,500,000
Issuance of warrants to Guarantors for participation in the Rights Offer	82,500		82,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$175,552	$168,877	$492,329
Cash paid for income taxes	—	$82,520	$82,520

See notes to condensed financial statements.	(Concluded)

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

     The condensed balance sheet as of June 30, 2004, the condensed statements of operations for the three month and six month periods ended June 30, 2004 and 2003 and the period from inception (November 30, 1990) to June 30, 2004, and the statements of cash flows for the three month and six month periods ended June 30, 2004 and 2003 and the period from inception (November 30, 1990) to June 30, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004 and for all periods presented have been made. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements as of that date. The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the operating results anticipated for the full year.

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

     Development Stage Enterprise - Since inception, the Company has been engaged in research and development activities in connection with the development of synthetic plasma expanders, blood volume substitute solutions and organ preservation products. The Company has limited operating revenues and has incurred net losses of $37,442,454 from inception to June 30, 2004. The successful completion of the Company’s product development program and, ultimately, achieving profitable operations is dependent upon future events including maintaining adequate capital to finance its future development activities, obtaining regulatory approvals for the products it develops and achieving a level of revenues adequate to support the Company’s cost structure.

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

     Liquidity - At June 30, 2004, BioTime had $1,751,128 of cash on hand, which includes funds raised in a Rights Offer completed in January. However, the Company needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. However, management believes its existing cash, along with license fees receivable and anticipated royalties, is sufficient to allow the Company to operate through June 30, 2005.

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

     Hospira’s obligation to pay license fees on sales of Hextend® will expire on the earlier of January 1, 2007 or, on a country by country basis, when all patents protecting Hextend® in the applicable country expire or any third party obtains certain regulatory approvals to market a generic equivalent product in that country.

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

     The Company recognizes such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales. Revenues for the three months ended June 30, 2004 include royalties on sales made by Abbott during the three months ended March 31, 2004. Royalties on sales made during the second quarter of 2004 will not be recognized by the Company until the third quarter of fiscal year 2004.

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

     Research and product license fees are generally deferred and recognized over the life of the contract unless the license periods commenced, the technology has been delivered, and all other performance conditions have been met. If all of these conditions are met, any remaining deferred revenue would then be recognized.

     During March 2003, BioTime granted to CJ Corp. (“CJ”) an exclusive license to manufacture and sell Hextend® and PentaLyte® in South Korea (the “CJ Agreement”). Under the CJ Agreement, CJ agreed to pay the Company a license fee of $800,000, payable in two installments. The first installment of $500,000, less $80,000 of Korean taxes withheld, was paid to the Company during April 2003, and the second installment of $300,000, less $49,500 of Korean taxes withheld, became due when CJ filed for regulatory approval in June 2004. The amount was reflected in accounts receivable at June 30, 2004 and was paid during July 2004. In connection with this agreement, the Company paid a finder’s fee of $30,000 to an unrelated third party in July 2004. In addition to the license fees, CJ will pay the Company a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance. CJ has obtained regulatory approval to manufacture and market Hextend but will have to obtain Korean Health Insurance pricing before sales can begin. CJ is also responsible for obtaining the regulatory approvals required to manufacture and market PentaLyte®, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

     The Company has not yet completed the development of PentaLyte, for which additional clinical trials in the United States are being planned. As the expected completion date is uncertain, the license fee of $800,000, net of the finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. If the development of PentaLyte is discontinued, BioTime will grant CJ an exclusive license to use, manufacture, or sell another BioTime product in South Korea.

     Indemnification – The following is a summary of the Company’s agreements that the Company has determined are within the scope of the Financial Accounting Standards Board (the “FASB”) interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.”

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2004.

     Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott, Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of June 30, 2004.

     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

     Comprehensive Income (Loss) - Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.

     Stock-based Compensation - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

     Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net loss and pro forma net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(442,268)	$(754,872)	$(2,085,210)	$(1,506,001)
Deduct: Stock-based compensation determined under fair value method for awards, net of tax	(95,276)	(47,418)	(115,190)	(166,358)

Pro forma net loss	$(537,544)	$(802,290)	$(2,200,400)	$(1,672,359)

	2004	2003	2004	2003
Basic and diluted loss per common share as reported	$(0.02)	$(0.06)	$(0.12)	$(0.11)
Pro forma basic and diluted loss per common share	$(0.03)	$(0.06)	$(0.13)	$(0.12)

3. Debentures

     During August 2001, the Company issued $3,350,000 of debentures to an investor group. As part of the $3,350,000 debenture issuance, Alfred D. Kingsley, an investor and consultant to the Company, agreed to convert the $1,000,000 outstanding balance under a one year Revolving Line of Credit Agreement (the “Credit Agreement”) to $1,000,000 of debentures. Mr. Kingsley also purchased an additional $500,000 of debentures for cash. On the date of the conversion of the Credit Agreement to the debentures, the Credit Agreement was terminated. Interest on the debentures was payable at an annual rate of 10% and was payable semi-annually.

     Investors who purchased the debentures also received warrants to purchase a total of 515,385 common shares at an exercise price of $6.50. The warrants expire on August 1, 2004. The total fair value of the warrants of $1,596,124 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 4.04%; volatility of 88%; and no dividends during the expected term. Of the $3,350,000 of proceeds, $1,596,124 and the unamortized portion ($159,122) of the fair value of a warrant issued in connection with the Credit Agreement was allocated to the warrants. The portion of the proceeds allocated to the debentures was accreted to interest expense over the term of the debentures using the effective interest rate method. The Company has the right to call the warrants for redemption at a redemption price of $0.01 per share if the closing price of the Company’s common shares equals or exceeds 150% of the exercise price for fifteen consecutive trading days.

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

     During April 2003, Alfred Kingsley agreed with BioTime that if BioTime exercised the PIK right, he would have provided BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime issued to Mr. Kingsley a warrant for 39,999 additional common shares, which is the amount of warrants that would have been issued had the debenture holders who did not grant BioTime the PIK Right, instead agreed to do so. BioTime chose not to exercise the right to pay interest in stock and paid all interest on the debentures in cash.

     During February 2004, the Company eliminated its $3,350,000 of debenture indebtedness by using a portion of the proceeds of its recently completed Rights Offer (see Note 4) to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement described in Note 4. As the fair value of the consideration of $3,781,786 given to the debenture holders exceeded the carrying value of the debentures, BioTime recognized interest expense of $1,106,392 relative to the cost incurred on the extinguishment of the debentures. The components of this charge are as follows: (1) a $664,606 charge for unamortized discount of the warrants issued to the debenture holders at the time they acquired the debentures; (2) a $265,000 charge for fees of $100,000 of cash and 500,000 common share purchase warrants, bearing the same terms as those sold in the Rights Offer described in Note 4 and determined to have a fair value of $0.33 per warrant based on the AMEX closing price of $0.33 on February 4, 2004, received by the Participating Debenture Holders under the Standby Purchase Agreement; and (3) a $176,786 charge for the excess of the fair value of the 1,071,428 common shares and 535,712 warrants over the $1,500,000 face value of debentures exchanged. The common shares and warrants were valued at the AMEX closing prices on February 4, 2004. BioTime now has no long-term debt.

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

     Options to purchase 60,000 common shares were granted to consultants in 1999, subject to vesting upon achievement of certain milestones. During the first quarter of 2004, the Company accelerated the vesting of these options so that all were fully vested as of March 31, 2004. During the three months ended March 31, 2004, expense of $8,276 was incurred for these options and recorded as a research and development expense. No further expense was recorded for the quarter ended June 30, 2004. A reduction in expense of $798 was recorded during the six months ended June 30, 2003 related to the change in fair value of these awards.

     During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. The agreement has been renewed each subsequent year ending March 31. For the twelve months ended March 31, 2003, the Company agreed to pay Greenbelt $60,000 in cash and issue 100,000 common shares. For the twelve months ended March 31, 2004, the Company agreed to pay Greenbelt $90,000 in cash and issue 80,000 common shares. For the twelve months ending March 31, 2005, the Company agreed to pay Greenbelt $90,000 in cash and to issue 60,000 common shares. An expense of $47,850 relating to the current term of the agreement was recognized during the three months ended June 30, 2004. The common shares relating to the twelve months ended March 31, 2004 were issued during April 2004.

     Activity related to the Greenbelt agreement is presented in the table below:

	Balance	Add:			Less:	Balance
	included in	Cash-	Add: Stock-		Value of	included in
	Accounts	based	based		stock-	Accounts
	Payable at	expense	expense	Less: Cash	based	Payable at
	January 1	accrued	accrued	payments	payments	June 30,
2004 2003	$105,300 $131,250	$45,000 $37,500	65,350 78,750	(45,000) (30,000)	(122,800) (155,000)	$47,850 $62,500

     During the six months ended June 30, 2004 and 2003, the Company issued to Greenbelt 80,000 and 100,000 common shares, respectively, valued at $122,800 and $155,000.

     During the three months ended June 30, 2004, 16,201 options were exercised for proceeds of $18,307.

     During the three months ended June 30, 2004, the Company issued to an outside consultant an option to purchase 200,000 common shares. The option vests over a two-year period. An expense of $18,067 was recorded in general and administrative expenses for the three months ended June 30, 2004. The fair value of the option was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 3.24%; volatility of 77.23%; and no dividends during the expected term.

5. Net Income (Loss) Per Share

     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three months ended June 30, 2004 and June 30, 2003, options to purchase 1,278,832 and 863,367 common shares, and warrants to purchase 3,578,879 and 751,019 common shares were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, BioTime has been engaged primarily in research and development activities, which have culminated in the commercial launch of Hextend, our lead product, and a clinical trial of PentaLyte. Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend®. As a result of the developmental nature of our business and the limited sales of our products, since BioTime’s inception in November 1990 we have incurred $37,442,454 of losses. Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and organ preservation solutions and technology for medical use.

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

     During March 2003, we granted to CJ Corp. an exclusive license to manufacture and sell Hextend and PentaLyte in South Korea (the “CJ Agreement”). CJ has obtained regulatory approval to manufacture and market Hextend but will have to obtain Korean Health Insurance pricing before sales can begin. CJ is also responsible for obtaining the regulatory approvals required to manufacture and market PentaLyte®, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

     We have retained all rights to manufacture, sell or license Hextend, PentaLyte, HetaCool, and other products in all other countries, and we are negotiating potential manufacturing, distributing and marketing agreements for our products in certain overseas markets.

     Revenues for the three months ended June 30, 2004 consist of royalties on sales made by Abbott during the period beginning January 1, 2004 and ending March 31, 2004. Royalty revenues recognized for that three-month period were $181,274, a 118% increase over the $83,234 of royalty revenue during the same period last year.

     We received $145,208 in royalties from Hospira, based on Hextend sales during the three months ended June 30, 2004. This represents an increase of 52% over royalties of $95,807 received during the same period last year. This revenue will be reflected in our financial statements for the third quarter of 2004.

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

     We have completed a Phase I clinical trial of PentaLyte and we are planning the next phase of clinical trials in which PentaLyte will be used to treat hypovolemia in surgery. We have spent approximately $2,105,074 in direct costs through June 30, 2004 developing PentaLyte. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete a Phase I clinical trial of PentaLyte, and we may have to complete a Phase II clinical trial in addition to a Phase III trial or a combined Phase II/III trial, that will involve more patients than the Hextend trials. We estimate that a Phase II trial could be undertaken for approximately $1,000,000, but we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.

     If Hospira obtains a license to manufacture and market PentaLyte under our License Agreement with them, they would reimburse us for our direct costs incurred in developing

PentaLyte. Hospira’s decision whether to license PentaLyte would follow the completion of our Phase II trial, or if we proceed directly into a Phase II/III trial, the first successful human use in that trial.

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

     We have spent approximately $1,700,417 through June 30, 2004 developing HetaCool. These costs do not include the cost of developing Hextend, upon which HetaCool is based. During April 2004, we were awarded a research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (NIH) for use in the development of HetaCool. The grant will be used to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We may receive up to $299,990 through the grant, including $149,994 during 2004 and – subject to availability of funds and satisfactory progress on the project – an additional $149,996 during 2005.

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

Results of Operations

Revenues

     From inception through June 30, 2004, we recognized $2,571,063 of license fee revenues, including $14,063 and $28,876 of license fees from CJ Corp recognized during the three and six months ended June 30, 2004, respectively. The license fees based upon milestones under the License Agreement with Abbott were earned prior to the quarter ended June 30, 2004. See Note 2 to the accompanying condensed financial statements.

     From inception through June 30, 2004, we have recognized $1,368,446 in royalty revenue based on product sales. For the three and six months ended June 30, 2004, we recognized $181,274 and $297,161, respectively in royalty revenue, whereas we recognized $83,234 and $179,856 for the three and six months ended June 30, 2003, respectively. These increases of 118% and 65% in royalties are attributable to an increase in product sales by Abbott.

     During the three months ended June 30, 2004 and 2003 we recognized $14,063 of license fee revenue from CJ Corp. During the six months ended June 30, 2004 and 2003, we recognized $28,876 and $14,063, respectively; the increase is due to the fact that we did not begin recognizing revenue from CJ until April 2003.

Operating Expenses

     From inception (November 30, 1990) through June 30, 2004, we incurred $24,141,779 of research and development expenses. Research and development expenses were $276,947 for the three months ended June 30, 2004, compared to $211,604 for the three months ended June 30, 2003. This increase is chiefly attributable to a $51,780 increase in expenditures for research performed off-site at locations other than the BioTime facility (“outside research”), and an increase of $21,790 in fees paid to scientific consultants; these increases were offset somewhat by a decrease in laboratory expenditures of $5,082. For the six months ended June 30, 2004, research and development expenses increased to $504,753 from the $436,140 during the six months ended June 30, 2003. The primary components of this increase were a $36,340 increase in fees paid to scientific consultants, and a $66,780 increase in expenses for outside research;

these increases were somewhat offset by a $8,167 decrease in laboratory expenditures. Research and development expenses include laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States and Europe, and consultants’ fees. We expect that research and development expenses will increase now that we are preparing to commence new clinical trials of PentaLyte.

     From inception (November 30, 1990) through June 30, 2004, we incurred $16,781,324 of general and administrative expenses. General and administrative expenses decreased to $366,334 for the three months ended June 30, 2004 from $378,567 for the three months ended June 30, 2003. This decrease is chiefly attributable to a decrease of $78,882 in accounting expenses, a decrease of $23,936 in travel and entertainment costs, and a decrease in miscellaneous expenses of $7,245; these decreases were offset to some extent by an increase of $73,978 in legal expenses, and an increase of $23,496 in investor/public relations expenditures. For the six months ended June 30, 2004, general and administrative expenses increased to $774,726 from the $716,335 spent on general and administrative expenses for the six months ended June 30, 2003. The primary components of this increase were a $46,540 increase in fees paid to general and administrative consultants, and a $47,202 increase in trademark costs; these increases were offset to some extent by a decrease in legal fees of $31,558.

Interest and Other Income

     From inception (November 30, 1990) through June 30, 2004, we generated $2,938,309 of interest and other income and incurred $3,349,028 of interest expense. For the three months ended June 30, 2004, we generated a total of $5,676 of net interest and other income with no offsetting interest expense, compared to net interest and other income of $4,841, which was offset by an interest expense of $264,319 for the three months ended June 30, 2003. The difference is attributable to the fact that we have now paid off our debenture debt, and we are no longer making the associated interest payments. In February 2004, we recognized interest expense of $1,106,392 based on the excess of the fair value of consideration given to the Participating Debenture Holders over the carrying amount of the debentures at the time the debenture holders exchanged $1,500,000 of debentures for common shares and warrants. (See Note 3 to the condensed financial statements).

Income Taxes

     During the three months ended March 31, 2003, we paid Korean withholding taxes of $82,520 related to the receipt of license fees from CJ Corp. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

     Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, and borrowings. During January 2004, we completed a Rights Offer (the “Rights Offer”) through which we raised gross proceeds of $3,584,424 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the Rights Offer, we raised an additional $600,000 by selling an additional 428,571 common shares and

214,284 warrants under a Standby Purchase Agreement. During February 2004, we eliminated $3,350,000 of debenture indebtedness by using a portion of the proceeds of the Rights Offer to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement. See Note 4 to the condensed financial statements.

     During April 2003, we received the initial $500,000 license fee payment, less $80,000 of Korean taxes withheld, from CJ under the CJ Agreement. During July 2004 we received the balance of the license fee of $300,000 less $49,500 of Korean taxes withheld, in connection with CJ Corp. filing its application for regulatory approval of Hextend in South Korea.

     At June 30, 2004, we had $1,751,128 of cash on hand. We will need to obtain additional equity capital from time to time in the future, as long as the fees we receive from licensing our products to pharmaceutical companies, profits from sales of our products, and royalty revenues are not sufficient to fund our operations. We need additional capital and greater revenues to continue our current operations, to complete clinical trials of PentaLyte®, and to conduct our planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. We are also continuing to seek new agreements with pharmaceutical companies to provide us with additional product and technology licensing fees and royalties. The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations. However, management believes our existing cash and anticipated royalties are sufficient to allow us to operate through June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company did not hold any market risk sensitive instruments as of June 30, 2004, December 31, 2003, or June 30, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our principal executive officers and our principal financial officer, have reviewed and evaluated our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Following this review and evaluation, management has collectively determined that our disclosure controls and procedures are sufficient to ensure that material information relating to BioTime with respect to the period covered by this report was made known to them.

Changes in Internal Controls

     There were no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the date of the review by our Chief Executive Officers and Chief Financial Officer.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During May 2004 we issued an option to purchase 200,000 common shares to a consultant. The exercise price of the option is $4.00 per share. The option will be exercisable only to the extent it has vested. The option will vest in four equal semi-annual installments of 50,000 shares, but vesting will occur only if the consultant is still engaged by us as a consultant on the designated vesting date. If we terminate the consulting agreement before the option has fully vested, a pro rata portion of the semi-annual installment will vest based upon the number of days elapsed between the previous vesting date and the date of termination. The option will expire if not exercised by 5:00 p.m. California time on April 30, 2007.

     The number of shares subject to this option, and the purchase price per share, will be proportionately adjusted for any increase or decrease in the number of issued and outstanding common shares resulting from a subdivision or consolidation of common shares or the payment of a stock dividend, or any other increase or decrease in the number of issued and outstanding common shares effected without receipt of consideration by us.

     The option was issued without registration under the Securities Act of 1933, as amended, pursuant to an exemption provided in Section 4(2) and Rule 506 thereunder.

Item 5. Other Information.

     On July 5, 2004, we received notification that Hextend® has been approved by the Korean Food and Drug Administration. CJ Corp., our exclusive licensee in South Korea, will now seek Korean National Health Insurance pricing, which is necessary to commence marketing Hextend in South Korea. That process is expected to take approximately six months. Under the licensing agreement, CJ Corp. will pay us a royalty on Hextend sales ranging from $1.30 to $2.60 per 500 ml unit, depending upon the price approved by Korea’s National Health Insurance.

     During July 2004, we received the second of two license fee installments from CJ Corp in connection with CJ Corp.’s filing for regulatory approval to manufacture and market Hextend.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits.

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended.†

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan.‡

10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

Exhibit
Numbers	Description
10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004 ‡‡

10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures ‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

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

++ Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

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

††† Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2003

†††† Filed herewith

(b) Reports on Form 8-K

BioTime filed reports on Form 8-K on May 15, 2004 and June 4, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIOTIME, INC.

Date: August 13 , 2004	/s/Judith Segall

Judith Segall
Vice-President – Operations
Member, Office of the President*

Date: August 13 , 2004	/s/Hal Sternberg

Hal Sternberg
Vice-President – Research
Member, Office of the President*

Date: August 13 , 2004	/s/Harold Waitz

Harold Waitz
Vice-President – Regulatory Affairs
Member, Office of the President*

Date: August 13 , 2004	/s/Steven Seinberg

Steven Seinberg
Chief Financial Officer

* The Office of the President is comprised of the three above-referenced executive officers of the Company who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended.†

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan. ‡

10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004 ‡‡

Exhibit
Numbers	Description
10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures ‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

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

++ Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

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