Form 10-Q
period 2005-03-31
BIOTIME INC
filed 2005-05-16
CIK 876343

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,871,450 common shares, no par value, as of May 11, 2005.

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

Item 1. Financial Statements

BIOTIME, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$711,766	$1,370,762
Prepaid expenses and other current assets	111,507	122,225

Total current assets	823,273	1,492,987

EQUIPMENT, net of accumulated depreciation of $571,532 and $568,557, respectively	9,577	12,552
DEPOSITS AND OTHER ASSETS	—	16,050

TOTAL ASSETS	$832,850	$1,521,589

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$267,893	$275,256

DEFERRED LICENSE REVENUES	577,500	601,563
ROYALTY OBLIGATION	308,877	300,000

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	–	–
Common shares, no par value, authorized 40,000,000 shares; issued and outstanding 17,851,450 and 17,811,450, respectively	38,778,597	38,718,197
Contributed capital	93,972	93,972
Accumulated deficit	(39,193,989)	(38,467,399)

Total shareholders’ equity (deficit)	(321,420)	344,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$832,850	$1,521,589

See notes to condensed financial statements.

BIOTIME, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUE:
License fees	$25,762	$14,813
Royalties from product sales	165,321	115,887

Total revenue	191,083	130,700

EXPENSES:
Research and development	(462,608)	(227,806)
General and administrative	(454,001)	(408,392)

Total expenses	(916,609)	(636,198)

INTEREST INCOME (EXPENSE) AND OTHER:	(1,064)	(1,137,444)

NET LOSS	$(726,590)	$(1,642,942)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.10)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	17,851,450	16,337,128

See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(726,590)	$(1,642,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,975	11,319
Interest on royalty obligation	8,877	–
Amortization of Debt Discount	–	1,012,921
Stock-based compensation	15,050	48,276
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,768	(7,558)
Accounts payable and accrued liabilities	37,987	(177,301)
Deferred revenue	(24,063)	(14,063)

Net cash used in operating activities	(658,996)	(769,348)

FINANCING ACTIVITIES:
Payment of debt	–	(1,850,000)
Issuance of common shares for cash	–	4,184,420
Common shares placement costs	–	(162,453)

Net cash provided by financing activities	—	2,171,967

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(658,996)	1,402,619
Cash and cash equivalents at beginning of period	1,370,762	717,184

Cash and cash equivalents at end of period	$711,766	$2,119,803

BIOTIME, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
NONCASH FINANCING AND INVESTING ACTIVITIES:

Conversion of debentures to Common shares	$–	$1,500,000

Issuance of warrants to Guarantors for participation in the Rights Offer	–	82,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$–	$175,552

See notes to condensed financial statements.	(Concluded)

BIOTIME, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization

     General - BioTime, Inc. (the Company) was organized November 30, 1990 as a California corporation. The Company is a biomedical organization which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

     The condensed balance sheet as of March 31, 2005, the condensed statements of operations for the three months ended March 31, 2005 and 2004 and the statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and for all periods presented have been made. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements as of that date. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results anticipated for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

     Significant Risks and Uncertainties- The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of the Company’s products; the Company’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for Company products; the Company’s ability to obtain additional financing and the terms of any such financing that may be obtained; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in the Company’s products; and the availability of reimbursement for the cost of the Company’s products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

     Liquidity - At March 31, 2005, BioTime had $711,766 cash on hand and a line of credit through American Express in the amount of $40,600, from which no money has yet been drawn. However, the Company needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. In order to preserve capital, the Company has already introduced a cost-cutting plan, including voluntary decreases in salaries and decreases in discretionary spending. With this plan in place, management believes its existing cash, along with anticipated license fees and royalties, is sufficient to allow the Company to operate through March 31, 2006.

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

     The Company recognizes royalty revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as the Company does not have sufficient sales history to accurately predict quarterly sales.

     Grant income is recognized as revenue when earned.

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

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005.

     Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott, Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of March 31, 2005.

     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

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

     Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net loss and pro forma net loss per share would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
Net loss as reported	$(726,590)	$(1,642,942)

Deduct: Stock-based compensation determined under fair value method for awards, net of tax	(44,842)	(19,913)

Pro forma net loss	$(771,432)	$(1,662,855)

Basic and diluted loss per common share as reported	$(0.04)	$(0.10)

Pro forma basic and diluted loss per common share	$(0.04)	$(0.10)

     Recently issued accounting standards – In December 2004, the Financial Accounting Standards Board (FASB) revised and retitled Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first fiscal year that begins on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. Management is currently assessing the impact of adopting SFAS No. 123R.

3. Debentures

     In August 2001, the Company issued $3,350,000 of debentures to an investor group. Interest on the debentures was payable at an annual rate of 10% and was payable semi-annually. Investors who purchased the debentures also received warrants to purchase a total of 525,688 common shares at an exercise price of $6.37. The warrants expired on August 1, 2004.

     During April 2003, holders of $2,750,000 principal amount of the debentures granted BioTime a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during August 2003 and February 2004 (the “PIK Right”). BioTime retained the right to pay the interest due in cash. Each debenture holder who agreed to grant BioTime the PIK Right received a three-year warrant entitling the holder to purchase BioTime common shares for $1.50 per share. The number of shares covered by the warrants is the amount of debenture interest due in August 2003 and February 2004 divided by the $1.50 exercise price. Warrants to purchase a total of 226,595 common shares inclusive of the 40,799 warrants granted to Alfred Kingsley discussed below were issued.

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

     During February 2004, the Company eliminated its $3,350,000 of debenture indebtedness by using a portion of the proceeds of its recently completed Rights Offer (see Note 5) to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement described in Note 5. As the fair value of the consideration of $3,781,786 given to the debenture holders exceeded the carrying value of the debentures, BioTime recognized interest expense of $1,106,786 relative to the cost incurred on the extinguishment of the debentures. The components of this charge are as follows: (1) a $664,608 charge for unamortized discount of the warrants issued to the debenture holders at the time they acquired the debentures; (2) a $265,000 charge for fees consisting of $100,000 of cash and 500,000 common share purchase warrants, bearing the same terms as those sold in the Rights Offer described in Note 5 and determined to have a fair value of $0.33 per warrant, received by the Participating Debenture Holders under the Standby Purchase Agreement; and (3) a $176,786 charge for the excess of the fair value of the 1,071,428 common shares and 535,712 warrants over the $1,500,000 face value of debentures exchanged. The common shares and warrants were valued at the AMEX closing prices on February 4, 2004.

4. Royalty Obligation

     In December 2004, BioTime entered into an agreement to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005 and will receive an additional $150,000 in October 2005. The payments represent a partial reimbursement of BioTime’s development cost of Hextend and PentaLyte. Following BioTime’s approval of a development plan for Hextend, BioTime will pay to our co-developer a one-time fee of $130,000 for their services in preparing the plan. Revenues from Hextend and PentaLyte in the Japanese market will be shared between BioTime and our co-developer as follows: BioTime (40%) and our co-developer (60%). Additionally, BioTime will pay our co-developer 8% of all net royalties received from the sale of PentaLyte in the United States.

     The accounting treatment of the payments of $900,000 that BioTime will receive under the co-development agreement falls under the guidance of Emerging Issues Task Force 88-18 (“EITF 88-18”), “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (our co-developer) and agrees to pay to the investor for a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. As BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor, BioTime has recorded the proceeds from our co-developer to date of $300,000 as of March 31, 2005, as long-term debt and will reduce the debt principal and accrued interest as the royalty payments on U.S. sales of PentaLyte are made. Interest on the debt will accrue monthly using the effective interest method beginning January 2005 and total interest will be adjusted based on the periodic adjustments made on the overall expected royalty. BioTime determined that interest should be accrued at a rate of 12% per annum for the three months ended March 31, 2005, resulting in interest expense associated with the royalty obligation to our co-developer of $8,877 for that three month period.

5. Shareholders’ Equity (Deficit)

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

     During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. The agreement has been renewed each subsequent year ending March 31. For the twelve months ended March 31, 2004, the Company paid Greenbelt $90,000 in cash and issued 80,000 common shares. For the twelve months ending March 31, 2005, the Company paid Greenbelt $90,000 in cash and agreed to issue 60,000 common shares. Expenses of $37,550 and $62,500 relating to the term of the agreement were recognized during the three months ended March 31, 2005 and March 31, 2004, respectively. During April 2005, 20,000 common shares relating to the twelve months ended March 31, 2005 were issued. During March 2005, the board of directors approved the renewal of the agreement with Greenbelt for the 12 months ending March 31, 2006. BioTime will pay Greenbelt a cash fee of $45,000 due on April 3, 2006, and will issue them 135,000 common shares as follows: 101,250 shares on January 2, 2006 for services rendered through December 31, 2005, and 33,750 shares on April 3, 2006 for services rendered from January 1, 2006 through March 31, 2006.

     Activity related to the Greenbelt agreement is presented in the table below:

	Balance	Add:			Less:	Balance
	included in	Cash-	Add: Stock-		Value of	included in
	Accounts	based	based		stock-	Accounts
	Payable at	expense	expense	Less: Cash	based	Payable at
	January 1	accrued	accrued	payments	payments	March 31,
2005	$112,950	22,500	15,050	(45,000)	(60,400)	$45,100
2004	$105,300	22,500	40,000	(45,000)	(86,400)	$36,400

     During the three months ended March 31, 2005 and 2004, the Company issued to Greenbelt 40,000 and 60,000 common shares, respectively, valued at $60,400 and $86,400.

     During the three months ended March 31, 2005, no options were exercised.

6. Net Income (Loss) Per Share

     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three months ended March 31, 2005 and 2004, options to purchase 1,211,164 and 951,367, common shares, respectively, and warrants to purchase 3,153,191 and 3,678,879 common shares, respectively, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in November 1990, BioTime has been engaged primarily in research and development activities, which have culminated in the commercial launch of Hextend, our lead product, and a clinical trial of PentaLyte. Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend. Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and organ preservation solutions and technology for medical use.

     Most of our research and development efforts have been devoted to our first three blood volume replacement products: Hextend, PentaLyte, and HetaCool®. By testing and bringing all three products to the market, we can increase our market share by providing the medical community with solutions to match patients’ needs. By developing technology for the use of

HetaCool in low temperature surgery, trauma care, and organ transplant surgery, we may also create new market segments for our product line.

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

     During March 2003, we granted to CJ Corp. an exclusive license to manufacture and sell Hextend and PentaLyte in South Korea (the “CJ Agreement”). CJ commenced sales of Hextend during the first quarter of 2005. CJ is also responsible for obtaining the regulatory approvals required to manufacture and market PentaLyte®, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

     Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales.

     We have entered into an agreement to co-develop Hextend and PentaLyte for the Japanese market. BioTime and our co-developer do not plan to manufacture and market Hextend and PentaLyte themselves. Instead, we will seek to license manufacturing and marketing rights to a third party such as a pharmaceutical company. Under the Agreement, our co-developer paid us $300,000 during 2004, $450,000 during April 2005, and will pay us an additional $150,000 by October 31, 2005. We will pay our co-developer a one-time fee of $130,000 for their services in preparing a product development plan.

     We have retained all rights to manufacture, sell or license Hextend, PentaLyte, HetaCool, and other products in all other countries, and we are negotiating potential manufacturing, distributing and marketing agreements for our products in certain overseas markets.

     Revenues for the three months ended March 31, 2005 consist of royalties on sales made by Hospira during the period beginning October 1, 2004 and ending December 31, 2004. Royalty revenues recognized for that three-month period were $165,231, a 43% increase over the $115,887 of royalty revenue during the same period last year.

     We received royalties of $148,727 from Hospira in April 2005 based on Hextend sales during the three months ended March 31, 2005. This revenue will be reflected in our financial statements for the second quarter of 2005. Royalty revenues decreased 18% from the $181,275 in royalties received during the same period last year due to a decline in sales to the United States Armed Forces during the period. The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent quarters. During the first quarter of 2004, U.S. Armed Forces purchased a large quantity of Hextend. Hextend continues to be the preferred resuscitation fluid of the U.S. Special Operations Command, and U.S. military personnel are being deployed around the world with Hextend.

     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.

     We have commenced a Phase II clinical trial of PentaLyte in which PentaLyte is being used to treat hypovolemia in cardiac surgery. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete a Phase I clinical trial of PentaLyte, and we are now conducting a Phase II clinical trial. We estimate that the Phase II trial will cost approximately $1,000,000. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.

     If Hospira obtains a license to manufacture and market PentaLyte under our License Agreement with them, they would reimburse us for our direct costs incurred in developing PentaLyte. Hospira’s decision whether to license PentaLyte would follow the completion of our Phase II trial.

     Plasma volume expanders containing pentastarch have been approved for use in certain foreign countries including Canada, certain European Union countries, and Japan. The regulatory agencies in those countries may be more willing to accept applications for regulatory approval of PentaLyte based upon clinical trials smaller in scope than those that may be required by the FDA. This would permit us to bring PentaLyte to market overseas more quickly than in the United States, provided that suitable licensing arrangements can be made with multinational or foreign pharmaceutical companies to obtain financing for clinical trials and manufacturing and marketing arrangements.

     We are also continuing to develop solutions for low temperature surgery. Once a sufficient amount of data from successful low temperature surgery has been compiled, we plan to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. We currently plan to market Hextend for complete blood volume replacement at very low temperatures under the registered trademark “HetaCool” after FDA approval is obtained.

     We have been awarded a $299,990 research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (NIH) for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We have received $20,160 of the grant funds through March 31, 2005.

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

     Until such time as we are able to complete the development of PentaLyte and HetaCool and enter into commercial license agreements for those products and foreign commercial license agreements for Hextend, we will depend upon royalties from the sale of Hextend by Hospira, and from CJ, as our principal source of revenues.

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

Results of Operations

Revenues

     During the three months ended March 31, 2005, we recognized $25,762 of license fee revenues related to the CJ Agreement. Under the CJ Agreement, CJ paid the Company a license fee of $800,000, less $129,500 of Korean taxes withheld. In connection with this agreement, the Company paid a finder’s fee of $80,000 to an unrelated third party. The Company has not yet completed the development of PentaLyte, for which a Phase II clinical trial in the United States is being conducted. As the expected completion date is uncertain, the license fee of $800,000, net of the finder’s fees, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. If the development of PentaLyte is discontinued, BioTime will grant CJ an exclusive license to use, manufacture, or sell another BioTime product in South Korea.

     For the three months ended March 31, 2005, we recognized $165,321 in royalty revenue, whereas we recognized $115,887 for the three months ended March 31, 2004. This increase of 43% in royalties is attributable to an increase in product sales by Hospira.

Operating Expenses

     Research and development expenses were $462,608 for the three months ended March 31, 2005, compared to $227,806 for the three months ended March 31, 2004. This increase is chiefly attributable to a $213,120 increase in outside research (essentially all due to the initiation of the PentaLyte clinical study), a $11,487 increase in salaries allocated to research and development, and a $6,340 increase in fees paid to scientific consultants. Research and development expenses include laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States, and consultants’ fees.

     General and administrative expenses increased to $454,001 for the three months ended March 31, 2005 from $408,392 for the three months ended March 31, 2004. This increase is chiefly attributable to an increase of $31,762 in salaries allocated to general and administrative work, an increase of $13,175 in general and administrative consulting fees, an increase of $29,992 in investor relations expenses, an increase of $20,655 in accounting costs, and an increase of $12,899 in business travel expenses; these increases were somewhat offset by a decrease of $11,983 in legal fees, a decrease of $13,524 in printing expenses, and a decrease of $38,773 in trademark expenses.

Interest and Other Income

     For the three months ended March 31, 2005, we incurred a total of $1,064 of net interest expense, compared to net interest expense of $1,137,444 for the three months ended March 31, 2004. In February 2004, we recognized interest expense of $1,106,392 relative to the excess of the fair value of consideration given to the Participating Debenture Holders over the carrying amount of the debentures at the time of extinguishment on this transaction (See Note 3 to the condensed financial statements).

Income Taxes

     During the three months ended March 31, 2005, we incurred no foreign withholding taxes. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

     Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, and borrowings. During January 2004, we completed a Rights Offer (the “Rights Offer”) through which we raised gross proceeds of $3,584,420 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the Rights Offer, we raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement. During February 2004, we eliminated $3,350,000 of debenture indebtedness by using a portion of the proceeds of the Rights Offer to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement. See Note 5 to the condensed financial statements.

     At March 31, 2005, we had $711,766 of cash on hand and a line of credit through American Express in the amount of $40,600, from which no money has yet been drawn. During April 2005 we received $450,000 from a co-developer under our agreement for the development of Hextend and PentaLyte in an overseas market, and we received a royalty payment of $148,727 from Hospira for sales of Hextend during the first quarter of the year. We will need to obtain additional equity capital from time to time in the future, as long as the fees we receive from licensing our products to pharmaceutical companies, profits from sales of our products, and royalty revenues are not sufficient to fund our operations. We need additional capital and greater revenues to continue our current operations, to complete clinical trials of PentaLyte®, and to conduct our planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. We are also continuing to seek new agreements with pharmaceutical companies to provide us with additional product and technology licensing fees and royalties. The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations. Management believes our existing cash and anticipated royalties are sufficient to allow us to operate through March 31, 2006.

     Recently issued accounting standards – In December 2004, the Financial Accounting Standards Board (FASB) revised and retitled Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first fiscal year that begins on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. Management is currently assessing the impact of adopting SFAS No. 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company did not hold any market risk sensitive instruments as of March 31, 2005, December 31, 2004, or March 31, 2004.

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

     However, management has also identified a significant deficiency in its accounting and reporting functions. This deficiency did not, in the Company’s assessment, rise to the level of a material weakness, and disclosure of this deficiency is not mandatory. Management has determined that the accounts payable and accounts receivable functions required the presence of personnel with greater accounting experience and more time to devote to the tasks to ensure that financial statements are prepared correctly and in a timely manner.

Changes in Internal Controls

     Following the review and evaluation of the Company’s disclosure controls and procedures, and the determination that there was a deficiency in the accounts payable and accounts receivable functions, the Company hired an experienced accountant to perform these tasks on a dedicated basis, and believes that this will greatly enhance the accuracy and timeliness of the accounting functions.

PART II — OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     During April 2005, we issued to Greenbelt Corp. 20,000 common shares as compensation for services rendered under our agreement with them for the period from January 1, 2005 through March 31, 2005.

Item 6. Exhibits

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended. †

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan. ‡

Exhibit
Numbers	Description
10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004 ‡‡

10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures ‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2004

††††	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIOTIME, INC.

Date: May 16, 2005	/s/ Judith Segall

Judith Segall
Vice-President – Operations
Member, Office of the President*

Date: May 16, 2005	/s/ Hal Sternberg

Hal Sternberg
Vice-President – Research
Member, Office of the President*

Date: May 16, 2005	/s/ Harold Waitz

Harold Waitz
Vice-President – Regulatory Affairs
Member, Office of the President*

Date: May 16, 2005	/s/ Steven Seinberg

Steven Seinberg
Chief Financial Officer

* The Office of the President is comprised of the three above-referenced executive officers of the Company who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended.†

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan.‡

10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley. ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004.‡‡

Exhibit
Numbers	Description
10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures ‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2004

††††	Filed herewith