Form 10-Q
period 2005-06-30
BIOTIME INC
filed 2005-08-15
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number 1-12830
BioTime, Inc.
(Exact name of registrant as specified in its charter)

California	94-3127919
(State or other jurisdiction of incorporation	(IRS Employer
or organization)	Identification No.)
6121 Hollis Street
Emeryville, California 94608
(Address of principal executive offices)
(510) 350-2940
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,871,450 common shares, no par value, as of August 11, 2005.

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
Item 1. Financial Statements
BIOTIME, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2005	December 31,
	(unaudited)	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$588,540	$1,370,762
Prepaid expenses and other current assets	111,664	122,225

Total current assets	700,204	1,492,987

EQUIPMENT, net of accumulated depreciation of $572,982 and $568,557, respectively	8,127	12,552
DEPOSITS AND OTHER ASSETS	20,976	16,050

TOTAL ASSETS	$729,307	$1,521,589

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$266,578	$275,256

DEFERRED LICENSE REVENUES	553,438	601,563
ROYALTY OBLIGATION	648,997	300,000
OTHER LONG TERM LIABILITIES	648	—

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—	—
Common shares, no par value, authorized 40,000,000 shares; issued and outstanding 17,871,450 and 17,811,450, respectively	38,802,397	38,718,197
Contributed capital	93,972	93,972
Accumulated deficit	(39,636,723)	(38,467,399)

Total shareholders’ equity (deficit)	(740,354)	344,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$729,307	$1,521,589

See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUE:
License fees	$24,063	$14,063	$49,825	$28,876
Royalties from product sales	148,727	181,274	314,048	297,161
Grant income	76,484	—	76,484	—

Total revenue	249,274	195,337	440,357	326,037

EXPENSES:
Research and development	(341,510)	(276,947)	(804,118)	(504,753)
General and administrative	(334,938)	(366,334)	(788,939)	(774,726)

Total expenses	(676,448)	(643,281)	(1,593,057)	(1,279,479)

INTEREST INCOME (EXPENSE) AND OTHER:	(15,560)	5,676	(16,624)	(1,131,768)

NET LOSS	$(442,734)	$(442,268)	$(1,169,324)	$(2,085,210)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.07)	$(0.12)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	17,871,450	17,801,082	17,861,063	17,069,105
See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,169,324)	$(2,085,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,425	21,829
Interest on royalty obligation	28,997	—
Amortization of debt discount	—	1,012,921
Stock-based compensation	35,825	91,693
Changes in operating assets and liabilities:
Accounts receivable	—	(301,173)
Prepaid expenses and other current assets	10,561	35,365
Deposits	(4,926)	—
Accounts payable and accrued liabilities	39,697	(203,630)
Deferred revenue	(48,125)	271,875
Other long-term liabilities	648	—

Net cash used in operating activities	(1,102,222)	(1,156,330)

FINANCING ACTIVITIES:
Payment of debt	—	(1,850,000)
Issuance of common shares for cash	—	4,184,420
Common shares placement costs	—	(162,453)
Increase in royalty obligation	450,000	—
Payment on royalty obligation	(130,000)	—
Exercise of options	—	18,307

Net cash provided by financing activities	320,000	2,190,274

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(782,222)	1,033,944
Cash and cash equivalents at beginning of period	1,370,762	717,184

Cash and cash equivalents at end of period	$588,540	$1,751,128

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
NONCASH FINANCING AND INVESTING ACTIVITIES:

Conversion of debentures to common shares	$—	$1,500,000

Issuance of warrants to guarantors for participation in the rights offer	—	82,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$175,552

See notes to condensed financial statements.	(Concluded)

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
     The condensed balance sheet as of June 30, 2005, the condensed statements of operations for the three and six months ended June 30, 2005 and 2004 and the statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and for all periods presented have been made. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements as of that date. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results anticipated for the full year.
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
     Liquidity — At June 30, 2005, BioTime had $588,540 cash on hand and a line of credit through American Express in the amount of $40,600, from which no money has yet been drawn. However, the Company needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. In order to preserve capital, the Company has already introduced a cost-cutting plan, including voluntary decreases in salaries and decreases in discretionary spending. With this plan in place, management believes its existing cash, along with anticipated license fees and royalties, is sufficient to allow the Company to operate through March 31, 2006.
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
     Revenue recognition — Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned. Up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, the Company amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended and (c) collection of the payment is reasonably assured.
     The Company also defers costs, including finders’ fees, which are directly related to license agreements for which revenue has been deferred. Deferred costs reduce revenue proportionally and over the same period that related deferred revenue is recognized. Deferred costs are net against deferred revenues in the Company’s balance sheet.
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
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2005.
     Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott, Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of June 30, 2005.
     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.
     Comprehensive Income (Loss) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.
     Stock-based Compensation — The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

     Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net loss and pro forma net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss as reported	$(442,734)	$(442,268)	$(1,169,324)	$(2,085,210)
Deduct: Stock-based compensation determined under fair value method for awards, net of tax	(45,808)	(95,276)	(90,650)	(115,190)

Pro forma net loss	$(488,542)	$(537,544)	$(1,259,974)	$(2,200,400)

Basic and diluted loss per common share as reported	$(0.02)	$(0.02)	$(0.07)	$(0.12)

Pro forma basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.07)	$(0.13)

     Recently issued accounting standards — In December 2004, the FASB revised and retitled SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first fiscal year that begins on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. Management is currently assessing the impact of adopting SFAS No. 123R.
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
     The warrants will expire on April 1, 2006, and will not be exercisable thereafter. The warrants will be redeemable by BioTime at $0.05 per warrant share if the closing price of the common shares on a national stock exchange or the average bid price as quoted in the Nasdaq Stock Market exceeds 200% of the exercise price for 20 consecutive trading days. All prices and share amounts will be adjusted for any stock splits, reverse splits, recapitalization, or similar changes to the common shares.
     During April 2003, Mr. Kingsley agreed with BioTime that if BioTime exercised the PIK right, he would have provided BioTime with the cash required to pay the interest due on any debentures held by persons who did not grant BioTime the PIK Right. In consideration of his agreement to do so, BioTime issued to Mr. Kingsley a warrant for 40,799 additional common shares, which is the amount of warrants that would have been issued had the debenture holders who did not grant BioTime the PIK Right, instead agreed to do so. BioTime, Inc. chose not to exercise the right to pay interest in stock and paid all interest on the debentures in cash.
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

4. Royalty Obligation
     In December 2004, BioTime entered into an agreement with a pharmaceutical partner to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005 and will receive an additional $150,000 in October 2005. The payments represent a partial reimbursement of BioTime’s development cost of Hextend and PentaLyte. In June 2005, following BioTime’s approval of this co-developer’s business plan for Hextend, BioTime paid to the co-developer a one-time fee of $130,000 for their services in preparing the plan. Revenues from Hextend and PentaLyte in Japan will be shared between BioTime and the co-developer as follows: BioTime (40%) and the co-developer (60%). Additionally, BioTime will pay the co-developer 8% of all net royalties received from the sale of PentaLyte in the United States.
     The accounting treatment of the payments of $900,000 from the co-developer falls under the guidance of Emerging Issues Task Force 88-18 (“EITF 88-18”), “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (the pharmaceutical co-developer) and agrees to pay to the investor for a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. As BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor, BioTime has recorded the net proceeds from the co-developer to date of $620,000 as of June 30, 2005, as long-term debt and will reduce the debt principal and accrued interest as the royalty payments on U.S. sales of PentaLyte are made. Interest on the debt will accrue monthly using the effective interest method beginning January 2005 and total interest will be adjusted based on the periodic adjustments made on the overall expected royalty. BioTime determined that interest should be accrued at a rate of 12% per annum for the six months ended June 30, 2005, resulting in interest expense associated with the royalty obligation to the co-developer of $28,997 for that six-month period.
5. Shareholders’ Equity (Deficit)
     During January 2004, BioTime completed a subscription rights offer (the “Rights Offer”) through which the Company raised gross proceeds of $3,584,420 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the Rights Offer, the Company raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement to certain persons who acted as Guarantors of the Rights Offer. The common shares and warrants were sold as “units” for $1.40 per unit. Each unit consisted of one common share and one-half of a warrant. Each full warrant entitles the holder to purchase one common share for $2.00 per share and will expire on January 14, 2007. BioTime may redeem the warrants by paying $.05 per warrant if the closing price of the common shares on a national securities exchange or the average bid price as quoted in the Nasdaq Stock Market exceeds 200% of the exercise price of the warrants for any 20 consecutive trading days.

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
     During April 1998, the Company entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of the Company. The agreement has been renewed each subsequent year ending March 31. For the twelve months ended March 31, 2004, the Company paid Greenbelt $90,000 in cash and issued 80,000 common shares. For the twelve months ending March 31, 2005, the Company paid Greenbelt $90,000 in cash and agreed to issue 60,000 common shares. During April 2005, 20,000 common shares relating to the twelve months ended March 31, 2005 were issued. The agreement with Greenbelt has been renewed for the 12 months ending March 31, 2006. BioTime will pay Greenbelt a cash fee of $45,000 due on April 3, 2006, and will issue them 135,000 common shares as follows: 101,250 shares on January 2, 2006 for services rendered through December 31, 2005, and 33,750 shares on April 3, 2006 for services rendered from January 1, 2006 through March 31, 2006.

     Activity related to the Greenbelt agreement is presented in the table below:

	Balance	Add:			Less:	Balance
	included in	Cash-	Add: Stock-		Value of	included in
	Accounts	based	based		stock-	Accounts
	Payable at	expense	expense	Less:Cash	based	Payable at
	January 1	accrued	accrued	payments	payments	June 30,
2005	$112,950	$33,750	$35,825	$(45,000)	$(84,200)	$53,325
2004	$105,300	$45,000	$65,350	$(45,000)	$(122,800)	$47,850
     During the six months ended June 30, 2005 and 2004, the Company issued to Greenbelt 60,000 and 100,000 common shares, respectively, valued at $84,200 and $122,800.
     During the three months ended June 30, 2005, no options were exercised.
6. Net Income (Loss) Per Share
     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three and six months ended June 30, 2005 and 2004, options to purchase 1,211,164 and 1,278,832, common shares, respectively, and warrants to purchase 3,153,191 and 3,578,879 common shares, respectively, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.
7. Lease Agreement
     During the second quarter, the Company entered into a five-year lease for its new corporate headquarters. The Company moved to its new Emeryville, California location in June 2005. Remaining minimum annual lease payments for the next five years under the new lease are as follows:

Year	Minimum lease payments
2005	$62,928
2006	128,058
2007	131,900
2008	135,857
2009	139,933

$598,676

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
     Revenues for the three months ended June 30, 2005 consist of royalties on sales made by Hospira and CJ during the period beginning January 1, 2005 and ending March 31, 2005. Royalty revenues recognized for that three-month period were $148,727, an 18% decrease from the $181,274 of royalty revenue during the same period last year due to a decline in sales to the United States Armed Forces during the period. The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent quarters.
     We received royalties of $128,737 from Hospira in August 2005, based on Hextend sales during the three months ended June 30, 2005. This revenue will be reflected in our financial statements for the third quarter of 2005. This represents an 11% decrease from royalty revenues of $145,208 received during the same period last year. The decrease is mainly attributable to a decline in sales to the U.S. Armed Forces partially offset by an increase in hospital sales.
     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.
     We are conducting a Phase II clinical trial of PentaLyte in which PentaLyte is being used to treat hypovolemia in cardiac surgery. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete a Phase I clinical trial of PentaLyte, and we are now conducting a Phase II clinical trial. We estimate that the Phase II trial will cost approximately $1,000,000. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.
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
     We have been awarded a $299,990 research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (“NIH”) for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We have received $96,644 of the grant funds through June 30, 2005, including $76,484 in the current quarter.
     BioTime scientists believe the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as a multi-organ donor preservation solution or to temporarily replace substantially all of the patient’s circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. However, the cost and time to complete the development of HetaCool, including clinical trials, cannot presently be determined.
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
Results of Operations
Revenues
     During the three months ended June 30, 2005, we recognized $24,063 of license fees received from CJ during previous fiscal periods, and for the six months ended June 30, 2005, we recognized $48,125 of license fees received from CJ during previous fiscal periods. The CJ license fee of $800,000, net of the finder’s fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. See Note 2 to the condensed financial statements.
     For the three months ended June 30, 2005, we recognized $148,727 in royalty revenue, whereas we recognized $181,274 for the three months ended June 30, 2004. This decrease of 18% in royalties is attributable to a decrease in product sales to the United States Armed Forces during the period. The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent quarters. Hospira also faced increased price competition from albumin solutions in its sales to hospitals. For the six months ended June 30, 2005, we recognized $314,048 in royalty revenue, compared to the $297,161 we recognized for the six months ended June 30, 2004. This increase of 6% is due to overall increased sales by Hospira.
Operating Expenses
     Research and development expenses were $341,510 for the three months ended June 30, 2005, compared to $276,947 for the three months ended June 30, 2004. This increase is chiefly attributable to an $83,373 increase in outside research essentially all due to the ongoing PentaLyte clinical study, and a $25,786 increase in insurance costs allocated to research and development due to requirements of the PentaLyte clinical study. These increases were offset to some extent by a $23,933 decrease in salaries allocated to research and development due to cost-cutting measures implemented during the second quarter, and a $14,085 decrease in fees paid to scientific consultants. For the six months ended June 30, 2005, research and development expenses totaled $804,118, compared to $504,753 for the six months ended June 30, 2004. This increase is due primarily to an increase of $264,198 in outside research expenses due to the PentaLyte study, and an increase of $58,081 in insurance costs arising from the PentaLyte study. These increases were somewhat offset by a decrease of $20,267 in salaries allocated to research and development. Research and development expenses include laboratory study expenses, salaries, ongoing prosecution of regulatory applications, and consultants’ fees.
     General and administrative expenses decreased to $334,938 for the three months ended June 30, 2005 from $366,334 for the three months ended June 30, 2004. This decrease is chiefly attributable to a decrease of $24,183 in salaries allocated to general and administrative work due to cost-cutting measures implemented during the second quarter, a decrease of $9,802 in general and administrative consulting fees, a decrease of $22,512 in investor relations expenses, and a decrease of $5,986 in patent expenses. These decreases were somewhat offset by an increase of $11,836 in legal fees, and an increase of $18,816 in office expenses primarily due to our relocation to a new facility. For the six months ended June 30, 2005, general and administrative expenses totaled $788,939, compared to $774,726 for the six months ended June 30, 2004. This increase is due primarily to an increase of $14,520 in insurance costs allocated to general and administrative expenses, an increase of $15,401 in salaries allocated to general and administrative expenses, an increase of $10,387 in expenses related to stock exchange costs and fees, an increase of $24,515 in accounting expenses, and an increase of $25,266 in office expenses primarily due to the relocation to our new facility. These increases were somewhat offset by a decrease of $17,405 in depreciation expense, a decrease of $10,341 in printing costs, and a decrease of $44,199 in patent and trademark prosecution expenses.
Interest and Other Income
     For the three months ended June 30, 2005, we incurred a total of $15,560 of net interest expense, compared to net interest of $5,676 for the three months ended June 30, 2004. The difference is attributable to the interest expense accrued on the royalty obligation during the current period. For the six months ended June 30, 2005, we incurred a total of $16,624 of net interest expense, while we incurred a total of $1,131,767 of net interest expense for the six months ended June 30, 2004. This difference is attributable to the fact that we incurred more than $1.1 million in interest expense in the first quarter of 2004 when we retired our outstanding long-term debt in full. See Notes 3 and 4 to the condensed financial statements.
Income Taxes
     During the three and six months ended June 30, 2005 and 2004, we incurred no foreign withholding taxes. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.
Liquidity and Capital Resources
     Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, and borrowings. During January 2004, we completed a Rights Offer (the “Rights Offer”) through which we raised gross proceeds of $3,584,420 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the Rights Offer, we raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement. During February 2004, we eliminated $3,350,000 of debenture indebtedness by using a portion of the proceeds of the Rights Offer to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement. See Note 3 to the condensed financial statements.
     At June 30, 2005, we had $588,540 of cash on hand. We will need to obtain additional equity capital from time to time in the future, as long as the fees we receive from licensing our products to pharmaceutical companies, profits from sales of our products, and royalty revenues are not sufficient to fund our operations. We need additional capital and greater revenues to continue our current operations, to complete clinical trials of PentaLyte, and to conduct our planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. We are also continuing to seek new agreements with pharmaceutical companies to provide us with additional product and technology licensing fees and royalties. The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations. Management believes our existing cash and anticipated royalties are sufficient to allow us to operate through March 31, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Company did not hold any market risk sensitive instruments as of June 30, 2005, December 31, 2004, or June 30, 2004.
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
Changes in Internal Controls
     There were no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the date of the review by our Chief Executive Officers and Chief Financial Officer. In connection with its review of our internal controls in place during the first quarter, management determined that there was a deficiency in accounts payable and accounts receivable functions. An experienced accountant was hired to perform these tasks on a dedicated basis, and management believes that the deficiency in that area has been eliminated.

PART II — OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
     We have renewed the engagement of Greenbelt Corp. as our financial advisor for the period April 1, 2005 through March 31, 2006 for compensation of $45,000 in cash and 135,000 common shares. The common shares will be issued as follows: 101,250 shares on January 2, 2006 for services rendered through December 31, 2005, and 33,750 shares on April 3, 2006 for services rendered from January 1, 2006 through March 31, 2006. The shares will be issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) and Rule 506 thereunder. Our agreement with Greenbelt requires us to register these shares for sale under the Securities Act of 1933, as amended, upon request.
Item 6. Exhibits

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended †

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

Exhibit
Numbers	Description
10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan.‡

10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004 ‡‡

10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

10.20	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡‡

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2004

‡‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

††††	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 11, 2005	/s/Judith Segall

Judith Segall
Vice-President — Operations
Member, Office of the President*

Date: August 11, 2005	/s/Hal Sternberg

Hal Sternberg
Vice-President — Research
Member, Office of the President*

Date: August 11, 2005	/s/Harold Waitz

Harold Waitz
Vice-President — Regulatory Affairs
Member, Office of the President*

Date: August 11, 2005	/s/Steven A. Seinberg

Steven A. Seinberg
Chief Financial Officer

*  The Office of the President is comprised of the three above-referenced executive officers of the
Company who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended †

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan.‡

10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

Exhibit
Numbers	Description
10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

10.20	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡‡

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2003

‡‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

††††	Filed herewith