Form 10-Q
period 2005-09-30
BIOTIME INC
filed 2005-11-14
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,871,450 common shares, no par value, as of October 27, 2005.

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
Item 1. Financial Statements
BIOTIME, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2005	December 31,
	(unaudited)	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$175,564	$1,370,762
Accounts receivable	255,953	21,052
Prepaid expenses and other current assets	109,202	101,173

Total current assets	540,719	1,492,987

EQUIPMENT, net of accumulated depreciation of $573,837 and $568,557, respectively	7,272	12,552
DEPOSITS AND OTHER ASSETS	20,976	16,050

TOTAL ASSETS	568,967	$1,521,589

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$235,210	$275,256

DEFERRED LICENSE REVENUES	529,375	601,563
ROYALTY OBLIGATION	915,660	300,000
OTHER LONG TERM LIABILITIES	2,594	—

COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—	—
Common shares, no par value, authorized 40,000,000 shares; issued and outstanding 17,871,450 and 17,811,450, respectively	38,843,936	38,718,197
Contributed capital	93,972	93,972
Accumulated deficit	(40,051,780)	(38,467,399)

Total shareholders’ equity (deficit)	(1,113,872)	344,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	568,967	$1,521,589

See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September	September 30,	September 30,
	2005	30, 2004	2005	2004
REVENUE:
License fees	$24,062	$25,173	$73,887	$54,049
Royalties from product sales	128,829	145,208	442,877	442,369
Grant income	87,541	—	164,026	—

Total revenue	240,432	170,381	680,790	496,418

EXPENSES:
Research and development	(401,144)	(305,626)	(1,205,271)	(810,379)
General and administrative	(242,988)	(280,712)	(1,031,918)	(1,055,438)

Total expenses	(644,132)	(586,338)	(2,237,189)	(1,865,817)

INTEREST INCOME (EXPENSE) AND OTHER:	(11,358)	13,415	(27,982)	(1,118,353)

Loss before income taxes	(415,058)	(402,542)	(1,584,381)	(2,487,752)

Foreign Taxes	—	(49,518)	—	(49,518)

NET LOSS	$(415,058)	$(452,060)	$(1,584,381)	$(2,537,270)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)	$(0.09)	$(0.15)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	17,871,450	17,811,450	17,864,564	17,318,360
See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,584,381)	$(2,537,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,280	30,222
Interest on royalty obligation	47,832	—
Amortization of debt discount	—	1,012,921
Stock-based compensation	85,616	98,026
Changes in operating assets and liabilities:
Accounts receivable	(234,901)	(5,800)
Prepaid expenses and other current assets	(8,029)	73,985
Deposits	(4,926)	—
Accounts payable and accrued liabilities	77	(227,398)
Deferred revenue	(72,188)	216,701
Other long-term liabilities	2,594	—

Net cash used in operating activities	(1,763,026)	(1,338,613)

FINANCING ACTIVITIES:
Payment of debt	—	(1,850,000)
Issuance of common shares for cash	—	4,184,420
Common shares placement costs	—	(162,453)
Increase in royalty obligation	697,828	—
Payment on royalty obligation	(130,000)	—
Exercise of options	—	18,307

Net cash provided by financing activities	567,828	2,190,274

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,195,198)	851,661
Cash and cash equivalents at beginning of period	1,370,762	717,184

Cash and cash equivalents at end of period	$175,564	$1,568,845

NONCASH FINANCING AND INVESTING ACTIVITIES:
Conversion of debentures to common shares	$—	$1,500,000
Issuance of warrants to guarantors for participation in the rights offer	—	82,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$175,552
Cash paid for income taxes	$—	$49,518

See notes to condensed financial statements.	(Concluded)

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
     The condensed balance sheet as of September 30, 2005, the condensed statements of operations for the three and nine months ended September 30, 2005 and 2004 and the statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005 and for all periods presented have been made. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements as of that date. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results anticipated for the full year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. These interim condensed financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.
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
     Liquidity - At September 30, 2005, BioTime had $175,564 cash on hand and a line of credit through American Express in the amount of $43,600, from which no money has yet been drawn. During October the Company received approximately $397,000 under its agreement with Summit. Of that amount, $150,000 represents a scheduled payment from Summit under

BioTime’s agreement with them, while the remaining approximately $247,000 represents the Company’s 40% share of a non-refundable payment from a prospective licensee in connection with a license agreement for the Japanese market that is being negotiated by Summit. BioTime also expects to receive $242,124 in royalty payments from Hospira in November. However, the Company needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. The Company is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force the Company to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. In order to preserve capital, the Company has already introduced a cost-cutting plan, including voluntary decreases in salaries and decreases in discretionary spending. With this plan in place, management believes its existing cash, along with anticipated license fees and royalties, and the minimum rights offer proceeds, will be sufficient to allow the Company to operate through March 31, 2007 (see Note 8). Should the Company be unable to complete the rights offer for any reason, it would have a material adverse effect on the Company’s ability to continue its planned operations.
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
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2005.
     Under the License Agreement and the CJ Agreement, BioTime shall indemnify Abbott, Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the License Agreement or the CJ Agreement, respectively. Management believes that the possibility of payments under the indemnification clauses by the Company is remote. Therefore, the Company has not recorded a provision for potential claims as of September 30, 2005.
     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

     Comprehensive Income (Loss) - Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.
     Stock-based Compensation - The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”
     Had compensation cost for employee options granted under the Company’s option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and pro forma net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(415,058)	$(452,060)	$(1,584,381)	$(2,537,270)

Deduct: Stock-based compensation determined under fair value method for awards, net of applicable tax effects	(44,729)	(38,639)	(135,379)	(153,828)

Pro forma net loss	$(459,787)	$(490,699)	$(1,719,760)	$(2,691,098)

Basic and diluted loss per common share as reported	$(0.02)	$(0.03)	$(0.09)	$(0.15)

Pro forma basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.10)	$(0.16)

     Recently issued accounting standards – In December 2004, the FASB revised and retitled SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123R is effective as of the first fiscal year that begins on or after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. Management is currently assessing the impact of adopting SFAS No. 123R.

3. Debentures
     In August 2001, the Company issued $3,350,000 of debentures to an investor group. Interest on the debentures was payable at an annual rate of 10% and was payable semi-annually. Investors who purchased the debentures also received warrants to purchase a total of 525,688 common shares at an exercise price of $6.37. The warrants expired on August 1, 2004.
     During April 2003, holders of $2,750,000 principal amount of the debentures granted BioTime a “pay in kind” right allowing (but not requiring) BioTime to make interest payments in common shares instead of cash for the interest payments due during August 2003 and February 2004 (the “PIK Right”). BioTime retained the right to pay the interest due in cash. Each debenture holder who agreed to grant BioTime the PIK Right received a three-year warrant entitling the holder to purchase BioTime common shares for $1.50 per share. The number of shares covered by the warrants is the amount of debenture interest due in August 2003 and February 2004 divided by the $1.50 exercise price. Warrants to purchase a total of 226,595 common shares, inclusive of the 40,799 warrants granted to Alfred Kingsley discussed below, were issued.
     The warrants will expire on April 1, 2006, and will not be exercisable thereafter. The warrants will be redeemable by BioTime, at BioTime’s option, at $0.05 per warrant share if the closing price of the common shares on a national stock exchange or the average bid price as quoted in the Nasdaq Stock Market exceeds 200% of the exercise price for 20 consecutive trading days. All prices and share amounts will be adjusted for any stock splits, reverse splits, recapitalization, or similar changes to the common shares.
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
     During February 2004, the Company eliminated its $3,350,000 of debenture indebtedness by using a portion of the proceeds of its 2003 Rights Offer (see Note 5) to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement described in Note 5. As the fair value of the consideration of $3,781,786 given to the debenture holders exceeded the carrying value of the debentures, BioTime recognized interest expense of $1,106,786 relative to the cost incurred on the extinguishment of the debentures. The components of this charge are as follows: (1) a $664,608 charge for unamortized discount of the warrants issued to the debenture holders at the time they acquired the debentures; (2) a $265,000 charge for fees consisting of $100,000 of cash and 500,000 common share purchase warrants, bearing the same terms as those sold in the 2003 Rights Offer described in Note 5 and determined to have a fair value of $0.33 per warrant, received by the Participating Debenture

Holders under the Standby Purchase Agreement; and (3) a $176,786 charge for the excess of the fair value of the 1,071,428 common shares and 535,712 warrants over the $1,500,000 face value of debentures exchanged. The common shares and warrants were valued at the AMEX closing prices on February 4, 2004.
4. Royalty Obligation
     In December 2004, BioTime entered into an agreement with a pharmaceutical partner to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005 and received an additional $150,000 in October 2005. The payments represent a partial reimbursement of BioTime’s development cost of Hextend and PentaLyte. In June 2005, following BioTime’s approval of this co-developer’s business plan for Hextend, BioTime paid to the co-developer a one-time fee of $130,000 for their services in preparing the plan. Revenues from Hextend and PentaLyte in Japan will be shared between BioTime and the co-developer as follows: BioTime (40%) and the co-developer (60%). Additionally, BioTime will pay the co-developer 8% of all net royalties received from the sale of PentaLyte in the United States.
     The accounting treatment of the payments of $900,000 from the co-developer falls under the guidance of Emerging Issues Task Force 88-18 (“EITF 88-18”), “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (the pharmaceutical co-developer) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. As BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor, BioTime has recorded the net proceeds from the co-developer of $620,000 as well as amounts due to BioTime for revenues received by the co-developer in Japan of approximately $247,000 as long-term debt as of September 30, 2005. During October 2005 the Company received approximately $247,000 as its 40% share of a non-refundable payment from a prospective licensee in connection with a license agreement for the Japanese market that is being negotiated by the co-developer. BioTime will reduce the debt principal and accrued interest as the royalty payments on U.S. sales of PentaLyte are made. Interest on the debt will accrue monthly using the effective interest method beginning January 2005 and total interest will be adjusted based on the periodic adjustments made on the overall expected royalty. BioTime determined that interest should be accrued at a rate of 12% per annum for the nine months ended September 30, 2005, resulting in interest expense associated with the royalty obligation to the co-developer of $47,832 for that nine-month period.
5. Shareholders’ Equity (Deficit)
     During January 2004, BioTime completed a subscription rights offer (the “2003 Rights Offer”) through which the Company raised gross proceeds of $3,584,420 through the sale of

2,560,303 common shares and 1,280,073 warrants. Following the completion of the 2003 Rights Offer, the Company raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement to certain persons who acted as Guarantors of the 2003 Rights Offer. The common shares and warrants were sold as “units” for $1.40 per unit. Each unit consisted of one common share and one-half of a warrant. Each full warrant entitles the holder to purchase one common share for $2.00 per share and will expire on January 14, 2007. However, upon completion of the new subscription rights offer described in note 8, the expiration date of the warrants will be extended to October 31, 2010. BioTime may redeem the warrants by paying $.05 per warrant if the closing price of the common shares on a national securities exchange or the average bid price as quoted in the Nasdaq Stock Market exceeds 200% of the exercise price of the warrants for any 20 consecutive trading days.
     In consideration for their agreement to purchase up to $2,250,000 of units if the subscription rights were not fully exercised, under the Standby Purchase Agreement the Company paid the Guarantors $50,000 in cash and issued to them warrants to purchase 250,000 common shares, which were accounted for as costs of the equity financing. Total estimated cash costs of the 2003 Rights Offer, which were recorded as a reduction of the proceeds received, were $351,518. Also, the Company paid the Participating Debenture Holders $100,000 in cash and issued to them warrants to purchase 500,000 common shares, which were included in the computation of the cost on extinguishments of the debentures (See Note 3). The warrants issued to the Guarantors and Participating Debenture Holders have the same terms as the warrants the Company sold in the 2003 Rights Offer.
     Additionally, the Company issued a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by the Participating Debenture Holders (See Note 3).
     The 2003 Rights Offer triggered the anti-dilution provisions contained in various warrants previously issued by the Company. The resulting change in the exercise prices of the warrants was small, and did not significantly change the fair market value of the warrants. Under these anti-dilution provisions, the number of shares issuable upon the exercise of the warrants increased by a total of 15,169 shares. The Company recognized a total charge to interest expense of $6,135 relative to the adjustments of the exercise prices and the number of shares issuable upon the exercise of the warrants.
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
     On August 8, 2005, the Board of Directors granted options to purchase 100,000 common shares to outside consultants at an exercise price of $2.00. The options vested immediately upon grant and were valued at $41,540 using the Black-Scholes options pricing model and the following assumptions: stock price $0.80, historical volatility 83.55, risk free rate of return

4.28%, and dividend yield of zero and contractual term of 5 years. The value of these options is reflected in the statement of operations as follows: $29,078 as a component of research and development expense and $12,462 as a component of general and administrative expense.
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
     Activity related to the Greenbelt agreement is presented in the table below:

						Balance
	Balance	Add:			Less:	included in
	included in	Cash-	Add: Stock-		Value of	Accounts
	Accounts	based	based		stock-	Payable at
	Payable at	expense	expense	Less: Cash	based	September
	January 1	accrued	accrued	payments	payments	30,
2005	$112,950	$45,000	$45,275	$(67,500)	$(84,200)	$51,525
2004	$105,300	$67,500	$72,400	$(67,500)	$(122,800)	$54,900
     During the nine months ended September 30, 2005 and 2004, the Company issued to Greenbelt 60,000 and 80,000 common shares, respectively, valued at $84,200 and $122,800.
6. Net Income (Loss) Per Share
     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three and nine months ended September 30, 2005 and 2004, options to purchase 1,352,164 and 1,278,832, common shares, respectively, and warrants to purchase 3,153,191 common shares, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

7. Lease Agreement
     During the second quarter, the Company entered into a five-year lease for its new corporate headquarters. The Company moved to its new Emeryville, California location in June 2005. Remaining minimum annual lease payments for the next five years under the new lease are as follows:

Year	Minimum lease payments
2005	$31,464
2006	128,058
2007	131,900
2008	135,857
2009	139,933

$567,212

8. Subsequent Event
     On October 27, 2005, BioTime commenced a new subscription rights offer under which it will distribute subscription rights “Rights” to the holders of its common shares entitling each holder to subscribe for and purchase one “Unit” for every five Rights held at a price of $0.50 per Unit. Each Unit will consist of one new common share and one warrant to purchase an additional common share. The subscription price for the Units is $0.50 per Unit. Each warrant will entitle the holder to purchase one common share for $2.00 per share and will expire on October 31, 2010. The rights offer will expire on November 30, 2005. Shareholders who exercise all of their rights in full will be entitled to the additional privilege of subscribing for and purchasing any Units left over by rights holders who fail to exercise their rights, plus up to 1,787,145 Units to cover over-subscriptions, subject to certain limitations and subject to allocation. A group of private investors has agreed to purchase any Units that remain unsold at the conclusion of the new rights offer, excluding Units that the Company has authorized to issue to fill over-subscription. BioTime will raise at least $1,787,145 through the new rights offer, before deducting expenses of the rights offer which BioTime estimates will be approximately $292,000. Should the Company be unable to complete the rights offer for any reason, it would have a material adverse effect on the Company’s ability to continue its planned operations. During October 2005, BioTime received approximately $397,000 under its agreement with Summit. Of that amount, $150,000 represents a scheduled payment from Summit under the Company’s agreement with them, while the remaining approximately $247,000 represents BioTime’s 40% share of a non-refundable payment from a prospective licensee in connection with a license agreement for the Japanese market that is being negotiated by Summit. The Company also expects to receive $242,124 in royalty payments from Hospira in November 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Since its inception in November 1990, BioTime has been engaged primarily in research and development activities, which have culminated in the commercial launch of Hextend®, our lead product, and a clinical trial of PentaLyte®. Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend. Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and organ preservation solutions and technology for medical use.
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
     Our first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. During 1997 we granted Abbott Laboratories (“Abbott”) an exclusive license to sell Hextend in the United States and Canada, along with a right to obtain licenses to manufacture and sell other BioTime products. Abbott has completed a spin-off of a substantial portion of its hospital products business into a new company called Hospira, Inc. Abbott has assigned to Hospira its license to manufacture and market Hextend.
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
     Revenues for the three months ended September 30, 2005 consist of royalties on sales made by Hospira during the period beginning April 1, 2005 and ending June 30, 2005. Royalty revenues recognized for that three-month period were $128,829, an 11% decrease from the $145,208 of royalty revenue during the same period last year due to a decline in sales to the U.S. Armed Forces, partially offset by an increase in hospital sales. The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent quarters.

     During July 2005, Hospira appointed a new marketing manager of infusion therapy with more than a decade of experience in hospital product sales. We expect to receive royalties of $242,124 from Hospira in November 2005, based on Hextend sales during the three month period beginning July 1, 2005 and ending September 30, 2005. This revenue will be reflected in our financial statements for the fourth quarter of 2005. A portion of the royalty amount, $73,489, represents a payment from Hospira to preserve certain rights under their license. The balance of the royalty payment, $168,635, was based upon sales of Hextend and represents a 15% increase from royalty revenues of $147,148 received during the same period last year. The increase is primarily due to a large increase in hospital sales which was more than sufficient to offset reduced sales to the U.S. Armed Forces.
     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead and accelerate sales growth.
     We have entered into an agreement with Summit Pharmaceuticals International Corporation to develop Hextend and PentaLyte for the Japanese market. Under the agreement, we received $300,000 in December 2004, $450,000 in April 2005 and $150,000 in October 2005. The payments represent a partial reimbursement of our development cost of Hextend and PentaLyte. We and Summit do not plan to manufacture and market Hextend and PentaLyte ourselves. Instead, we will seek to license manufacturing and marketing rights to a third party such as a pharmaceutical company. During October 2005 we received approximately $247,000 as our 40% share of a non-refundable payment from a prospective licensee in connection with a license agreement for the Japanese market that is being negotiated by Summit. The definitive terms of the license agreement have not been finalized.
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
     We have been awarded a $299,990 research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (“NIH”) for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We have received $184,186 of the grant funds through September 30, 2005, including $87,541 in the current quarter.
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
Results of Operations
Revenues
     During the three months ended September 30, 2005, we recognized $24,062 of license fees received from CJ during previous fiscal periods, and for the nine months ended September 30, 2005, we recognized $73,887 of license fees received from CJ during previous fiscal periods. The CJ license fee of $800,000, net of the finder’s fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering the Company’s products in Korea. See Note 2 to the condensed financial statements.
     For the three months ended September 30, 2005, we recognized $128,829 in royalty revenue, whereas we recognized $145,208 for the three months ended September 30, 2004. This decrease of 11% in royalties is attributable to a decrease in product sales to the United States Armed Forces during the period, partially offset by an increase in hospital sales. The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent quarters. For the nine months ended September 30, 2005, we recognized $442,877 in royalty revenue, compared to the $442,369 we recognized for the nine months ended September 30, 2004. The essentially flat progression of royalties is due to the aforementioned decrease in product sales to the Armed Forces, which was only partially offset by an increase in hospital sales.
Operating Expenses
     Research and development expenses were $401,144 for the three months ended September 30, 2005, compared to $305,626 for the three months ended September 30, 2004. This increase is chiefly attributable to a $110,902 increase in outside research essentially all due to the ongoing PentaLyte clinical study, an increase in rent expense allocated to research and development of $18,115, and a $20,234 increase in insurance costs allocated to research and development due to requirements of the PentaLyte clinical study. These increases were offset to some extent by a $52,073 decrease in salaries allocated to research and development due to cost-cutting measures implemented during the second quarter of 2005. For the nine months ended September 30, 2005, research and development expenses totaled $1,205,271, compared to $810,379 for the nine months ended September 30, 2004. This increase is due primarily to an increase of $375,100 in outside research expenses due to the PentaLyte study, an increase of $16,944 in rent allocated to research and development, and an increase of $78,315 in insurance costs arising from the PentaLyte study. These increases were somewhat offset by a decrease of

$72,341 in salaries allocated to research and development. Research and development expenses include clinical study and laboratory study expenses, salaries, ongoing prosecution of regulatory applications, and consultants’ fees.
     General and administrative expenses decreased to $242,988 for the three months ended September 30, 2005 from $280,712 for the three months ended September 30, 2004. This decrease is chiefly attributable to a decrease of $28,698 in salaries allocated to general and administrative work due to cost-cutting measures implemented during the second quarter of 2005, a decrease of $19,988 in investor relations expenses, and a decrease of $20,744 in legal fees. These decreases were somewhat offset by an increase of $24,240 in general and administrative consulting fees, and an increase of $10,561 in accounting expenses. For the nine months ended September 30, 2005, general and administrative expenses totaled $1,031,918, compared to $1,055,438 for the nine months ended September 30, 2004. This decrease is due primarily to a decrease of $24,942 in depreciation expense, a decrease of $12,508 in investor/public relations expenses, a decrease of $20,891 in legal fees, a decrease of $12,714 in outside services expenses, a decrease of $16,372 in printing expenses, and a decrease of $36,808 in patent and trademark expenses. These decreases were somewhat offset by an increase of $27,612 in general and administrative consulting expenses, an increase of $35,076 in accounting expenses, and an increase of $30,446 in office expenses.
Interest and Other Income
     For the three months ended September 30, 2005, we incurred a total of $11,358 of net interest expense, compared to net interest income of $13,415 for the three months ended September 30, 2004. The difference is attributable to the interest expense accrued on the royalty obligation during the current period. For the nine months ended September 30, 2005, we incurred a total of $27,982 of net interest expense, while we incurred a total of $1,118,353 of net interest expense for the nine months ended September 30, 2004. This difference is attributable to the fact that we incurred more than $1.1 million in interest expense in the first quarter of 2004 when we retired our outstanding long-term debt in full. See Notes 3 and 4 to the condensed financial statements.
Income Taxes
     During the three and nine months ended September 30, 2005, we incurred no foreign withholding taxes, while for the three and nine months ended September 30, 2004, we incurred $49,518 in foreign withholding taxes. This difference was due to our receipt of a $300,000 license fee from CJ in the third quarter of 2004. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.
Liquidity and Capital Resources

     Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, and borrowings. During January 2004, we completed a rights offer (the “2003 Rights Offer”) through which we raised gross proceeds of $3,584,420 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the 2003 Rights Offer, we raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement. During February 2004, we eliminated $3,350,000 of debenture indebtedness by using a portion of the proceeds of the 2003 Rights Offer to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement. See Note 3 to the condensed financial statements.
     At September 30, 2005, we had $175,564 of cash on hand. During October 2005, we received approximately $397,000 under our agreement with Summit. Of that amount, $150,000 represents a scheduled payment from Summit under our agreement with them, while the remaining approximately $247,000 represents our 40% share of a non-refundable payment from a prospective licensee in connection with a license agreement for the Japanese market that is being negotiated by Summit. We also expect to receive $242,124 in royalty payments from Hospira in November, 2005.
     On October 27, 2005, we commenced a new subscription rights offer under which we will distribute subscription rights “Rights” to the holders of BioTime common shares entitling each holder to subscribe for and purchase one “Unit” for every five Rights held at a price of $0.50 per Unit. Each Unit will consist of one new common share and one warrant to purchase an additional common share. The subscription price for the Units is $0.50 per Unit. Each warrant will entitle the holder to purchase one common share for $2.00 per share and will expire on October 31, 2010. The rights offer will expire on November 30, 2005. Shareholders who exercise all of their rights in full will be entitled to the additional privilege of subscribing for and purchasing any Units left over by rights holders who fail to exercise their rights, plus up to 1,787,145 Units to cover over-subscriptions, subject to certain limitations and subject to allocation. A group of private investors has agreed to purchase any Units that remain unsold at the conclusion of the new rights offer, excluding Units that we have authorized to issue to fill over-subscription. We will raise at least $1,787,145 through the new rights offer, before deducting expenses of the rights offer which we estimate will be $292,000. Should the Company be unable to complete the rights offer for any reason, it would have a material adverse effect on the Company’s ability to continue its planned operations.
     We will need to obtain additional equity capital from time to time in the future, as long as the fees we receive from licensing our products to pharmaceutical companies, profits from sales of our products, and royalty revenues are not sufficient to fund our operations. We need additional capital and greater revenues to continue our current operations, to complete clinical trials of PentaLyte, and to conduct our planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. We are also continuing to seek new agreements with pharmaceutical companies to provide us with additional product and technology licensing fees and royalties. The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations. Management believes our existing cash, along with anticipated license fees and royalties, and the minimum rights offer proceeds, will be sufficient to allow us to operate through March 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Company did not hold any market risk sensitive instruments as of September 30, 2005, December 31, 2004, or September 30, 2004.
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

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended †

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.4	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.5	Form of Subscription Certificate+++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan. ‡

Exhibit
Numbers	Description

10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004 ‡‡

10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

10.20	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡‡

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083 filed with the Securities and Exchange Commission on September 2, 2005.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2004

‡‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

††††	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     BIOTIME, INC.

Date: November 14, 2005	/s/ Judith Segall
Judith Segall
Vice-President – Operations Member, Office of the President*

Date: November 14, 2005	/s/ Hal Sternberg
Hal Sternberg
Vice-President – Research Member, Office of the President*

Date: November 14, 2005	/s/ Harold Waitz
Harold Waitz
Vice-President – Regulatory Affairs Member, Office of the President*

Date: November 14, 2005	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

*  The Office of the President is comprised of the three above-referenced executive officers of the Company who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended †

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant++

4.3	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.4	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.5	Form of Subscription Certificate+++

10.1	Lease Agreement dated July 1, 1994 between the Registrant and Robert and Norah Brower, relating to principal executive offices of the Registrant.*

10.2	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.5	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.**

10.6	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.7	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.8	2002 Stock Option Plan, as amended.##

10.9	Addenda to Lease Agreement between BioTime, Inc. and Donn Logan. ‡

10.10	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.11	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

Exhibit
Numbers	Description

10.12	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley ††

10.13	Form of Series 2001-A 10% Debenture due August 1, 2004‡‡

10.14	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡‡

10.15	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley**

10.16	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.***

10.17	Exclusive License Agreement between BioTime, Inc. and CJ Corp.****

10.18	Warrant Agreement, dated April 9, 2003, between BioTime, Inc. and certain holders of Series 2001-A Debentures****

10.19	Addendum to Lease, dated March 12, 2004, between BioTime, Inc. as lessee, and Donn Logan and Marcy Li Wong as lessor †††

10.20	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡‡

31	Rule 13a-14(a)/15d-14(a) Certification ††††

32	Section 1350 Certification ††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083 filed with the Securities and Exchange Commission on September 2, 2005.

*	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1994.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

‡	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

††	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

‡‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

**	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

****	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

†††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2003

‡‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

††††	Filed herewith