Form 10-K
period 2005-12-31
BIOTIME INC
filed 2006-04-17
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-12830
BioTime, Inc.
(Exact name of registrant as specified in its charter)

California	94-3127919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6121 Hollis Street, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (510) 350-2940
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class            Common Shares, no par value
          Title of class            Common Share Purchase Warrants
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     The approximate aggregate market value of voting common stock held by nonaffiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,938,721. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
22,440,625
(Number of common shares outstanding as of March 28, 2006)
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
     Our first product, Hextend®, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury. Hextend maintains circulatory system fluid volume and blood pressure and helps sustain vital organs during surgery. Hextend, approved for use in major surgery, is the only blood plasma volume expander that contains lactate, multiple electrolytes, glucose, and a medically approved form of starch called hetastarch. Hextend is sterile to avoid risk of infection. Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures.
     We are also developing two other blood volume replacement products, PentaLyte® and HetaCool®, that, like Hextend, have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance. We are conducting a Phase II clinical trial using PentaLyte in the treatment of hypovolemia in cardiac surgery. PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized. PentaLyte is designed for use when short lasting volume expansion is desirable. Our ability to complete clinical studies of PentaLyte will depend on our cash resources and the costs involved, which are not presently determinable.
     Hextend is being distributed in the United States and Canada by Hospira, Inc. and in South Korea by CJ Corp. (“CJ”) under exclusive licenses from us. Hospira also has the right to obtain regulatory approval and market Hextend in Latin America and Australia. Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan. Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market

Hextend in Japan and Hextend and PentaLyte in China and Taiwan. See “Licensing” for more information about our licensing arrangements with Hospira, CJ and Summit.
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
     We were awarded a research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (“NIH”) for use in the development of HetaCool. The grant is being used to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We were granted $149,994 for the project during 2004 and $149,996 during 2005. We have received $184,186 of the grant funds through December 31, 2005. In 2006, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2007.
     BioTime was incorporated under the laws of the State of California on November 30, 1990. Our principal office is located at 6121 Hollis Street, Emeryville, California 94608. Our telephone number is (510) 350-2940.
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
     Hextend is also currently being used to treat hypovolemia subsequent to trauma or low blood pressure due to shock by emergency room physicians. After appropriate clinical testing and regulatory approval, it may be used by paramedics to treat acute blood loss in trauma victims being transported to the hospital. Hextend is part of the Tactical Combat Casualty Care protocol and has been purchased by the U.S. Armed Forces through intermittent large volume orders.
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
     Certain clinical test results indicate that Hextend is effective at maintaining blood calcium levels when used to replace lost blood volume. Calcium can be a significant factor in regulating blood clotting and cardiac function. Clinical studies have also shown that Hextend maintains acid-base better than saline-based surgical fluids. We expect that PentaLyte will also be able to maintain blood calcium levels and acid-base balance based upon the fact that the electrolyte formulation of PentaLyte is identical to that of Hextend.
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
     However, our scientists have conducted laboratory animal experiments in which they have shown that Hextend can be successfully used in conjunction with a hemoglobin-based oxygen carrier solution approved for veterinary purposes to completely replace the animal’s circulating blood volume without any subsequent transfusion and without the use of supplemental oxygen. By diluting these oxygen carrier solutions, Hextend may reduce the potential toxicity and costs associated with the use of those products. Once such solutions have received regulatory approval and become commercially available, this sort of protocol may prove valuable in markets in parts of the developing world where the blood supply is extremely unsafe. These applications may also be useful in combat where logistics make blood use impracticable.
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
     Hextend is also being used in surgery with cardio-pulmonary bypass circuits. In order to perform heart surgery, the patient’s heart must be stopped and a mechanical apparatus is used to oxygenate and circulate the blood. The cardio-pulmonary bypass apparatus requires a blood compatible fluid such as Hextend to commence and maintain the process of diverting the patient’s blood from the heart and lungs to the mechanical oxygenator and pump. In a clinical trial conducted in 2001, cardiac surgery patients treated with Hextend, maintained more normal kidney function, experienced less pain and nausea, showed less deep venous thrombosis, avoided dialysis, and had shorter delay times to first meal compared to those treated with other fluids.
     PentaLyte is our proprietary pentastarch-based synthetic plasma expander, designed especially for use when a faster elimination of the starch component is desired and acceptable. Although Hextend can be used in these cases, some physicians appear to prefer a solution which can be metabolized faster and excreted earlier when the longer term protection provided by Hextend is not required. PentaLyte combines the physiologically balanced Hextend formulation with pentastarch that has a lower molecular weight and degree of substitution than the hetastarch used in Hextend. Plasma expanders containing pentastarch are currently widely used around the world. Our present plan is to seek approval of PentaLyte for use in the treatment of hypovolemia, and we are conducting a Phase II clinical study using PentaLyte in cardiac surgery for that purpose.
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
     We are in the process of preparing an amendment to our Hextend IND to conduct clinical trials using HetaCool as a solution to replace all of a patient’s circulating blood volume during profound hypothermic (carried out at near-freezing temperatures) surgical procedures. The experimental protocol for the planned blood replacement clinical trial is being tested on animal subjects. HetaCool would be introduced into the patient’s body during the cooling process. Once the patient’s body temperature is nearly ice cold, and heart and brain function are temporarily arrested, the surgeon would perform the operation. During the surgery, HetaCool may be circulated throughout the body in place of blood, or the circulation may be arrested for a period of time if an interruption of fluid circulation is required. Upon completion of the surgery, the patient would be slowly warmed and blood would be transfused. The completion date of this amendment remains uncertain.
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
     HetaCool has been used to completely replace the blood volume of hamsters, dogs, pigs, and baboons at temperatures approaching freezing. Many of these animal subjects survived long term after hypothermic blood substitution with HetaCool. In these laboratory tests, the animals’ blood was replaced by HetaCool and they were chilled for one to more than four hours with deep body temperatures between 1oC and 10oC. The use of HetaCool at near-freezing temperatures is now being studied in animal models of cardiovascular surgery at the Texas Heart Institute in Houston in a project that is being funded by our research grant from the NIH
     Hextend was used to partially replace blood during cancer surgery in which a patient’s body temperature was lowered to 15oC and his heart was stopped for 27 minutes while the tumor was removed. The patient recovered without incident, and a case study of the procedure was published in the April 2002 issue of the Canadian Journal of Anesthesia.
     Hypothermic techniques may also have an important use in treating trauma patients that have experienced severe blood loss. We have conducted a research program using HetaCool in animal models of trauma at the State University of New York Health Science Center in Brooklyn. Laboratory results there have already supported the feasibility of using HetaCool to treat subjects following severe hemorrhage.
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

Licensing
Hospira
     Hospira has the exclusive right to manufacture and sell Hextend in the United States, Canada, Latin America and Australia under a license agreement with us. Hospira is presently marketing Hextend in the United States and Canada. Hospira’s license applies to all therapeutic uses other than those involving hypothermic surgery where the patient’s body temperature is lower than 12ºC (“Hypothermic Use”), or replacement of substantially all of a patient’s circulating blood volume (“Total Body Washout”).
     Under the Hospira license agreement, we received license fees of $2,500,000 for the grant of the license and the achievement of certain milestones. Additional license fees will be payable based upon annual net sales of Hextend in the United States and Canada, at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Hospira’s obligation to pay licensing fees on sales of Hextend will expire on January 1, 2007.
     Hospira also pays us a royalty on total annual net sales of Hextend. The royalty rate is 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year is applied on a total net sales basis. Hospira’s obligation to pay royalties on sales of Hextend will expire on a country by country basis when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. The relevant patents begin to expire in 2019.
     We have the right to convert Hospira’s exclusive license to a non-exclusive license or to terminate the license outright if certain minimum sales and royalty payments are not met. In order to terminate the license outright, we would pay a termination fee in an amount ranging from the milestone payments we received to an amount equal to three times prior year net sales, depending upon when termination occurs. Hospira has agreed to manufacture Hextend for sale by us in the event that the exclusive license is terminated.
     Hospira has certain rights to acquire additional licenses to manufacture and sell our other plasma expander products in their market territory. If Hospira exercises these rights to acquire a license to sell such products for uses other than Hypothermic Surgery or Total Body Washout, in addition to paying royalties, Hospira will be obligated to pay a license fee based upon our direct and indirect research, development and other costs allocable to the new product. If Hospira desires to acquire a license to sell any of our products for use in Hypothermic Surgery or Total Body Washout, the license fees and other terms of the license will be subject to negotiation between the parties. For the purpose of determining the applicable royalty rates, net sales of any such new products licensed by Hospira will be aggregated with sales of Hextend. If Hospira does not exercise its right to acquire a new product license, we may manufacture and sell the product ourselves or we may license others to do so.

     Hospira is supplying us with batches of PentaLyte for our clinical trial, and will perform characterization and stability studies, and other regulatory support needed for our clinical studies. The foregoing description of the Hospira license agreement is a summary only and is qualified in all respects by reference to the full text of that license agreement.
CJ Corp.
     CJ markets Hextend in South Korea under an exclusive license from us. CJ paid us a license fee of $800,000 in two installments, less Korean taxes of $132,000 withheld. In connection with these installments, we paid a total finder’s fee of $80,000 to an unrelated third party. In addition to the license fees, CJ pays us a royalty on sales of Hextend. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance. CJ is also responsible for obtaining the regulatory approvals required to manufacture and market PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.
     The foregoing description of the CJ license is a summary only and is qualified in all respects by reference to the full text of the CJ license agreement.
Summit
     We have entered into agreements with Summit to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan. Summit has sublicensed to Maruishi the right to manufacture and market Hextend in Japan, and the right to manufacture and market Hextend and PentaLyte in China and Taiwan. The licenses do not include Hypothermic Use.
     Under the sublicense for Japan, Maruishi will complete clinical trials required and obtain regulatory approval to market the licensed products. Summit will also participate in the clinical trial and regulatory approval process. Summit and Maruishi will not be obligated to begin to seek regulatory approval of PentaLyte in Japan until we complete our Phase II clinical trial in the United States and make the results available to Summit. Maruishi will not be obligated to begin to seek regulatory approval of Hextend or PentaLyte in China and Taiwan earlier than six months after the results of a Phase II study of Hextend in Japan or a Phase II study of PentaLyte in the United States are made available, or March 2009, whichever is later.
     The revenues from licensing fees, royalties, and net sales, and any other payments made for co-development, manufacturing, or marking rights to Hextend and PentaLyte in Japan will be shared between BioTime and Summit as follows: 40% to us and 60% to Summit. Net sales means the gross revenues from the sale of a product, less rebates, discounts, returns, transportation costs, sales taxes and import/export duties.
     Summit paid us a total of $900,000 through 2005 for the right to co-develop Hextend and PentaLyte in Japan. In June 2005, we paid Summit a one-time fee of $130,000 for Summit’s services in preparing a product development plan. In addition, we received approximately $237,356 from Summit as our share of a sublicense fee payment from Maruishi to Summit in

October 2005. Additional milestone payments of 100,000,000 yen each, of which BioTime will receive 40%, are payable by Maruishi to Summit when a new drug application for Hextend is filed in Japan and when the new drug application is approved. The filing of a new drug application in Japan will not be done until clinical trials are completed, which could take several years. We will also be entitled to receive 40% of the royalties paid by Maruishi to Summit on sales in Japan. Royalties will range from 12% to 20% of net sales, depending upon the amount of Hextend sold. The royalty rates are subject to reduction if Summit does not complete its participation in Phase III trials of Hextend and the new drug application, or if Summit elects to co-market Hextend in Japan. However, if Summit sells Hextend, we will also be entitled to receive 40% of Summit’s net sales revenues.
     We will pay to Summit 8% of all net royalties that we receive from the sale of PentaLyte in the United States, plus 8% of any license fees that we receive in consideration of granting a license to develop, manufacture and market PentaLyte in the United States. Net royalties means royalty payments received during a calendar year, minus the following costs and expenses incurred during such calendar year: (a) all taxes assessed (other than taxes determined with reference to our net income) and credits given or owed by us in connection with the receipt of royalties on the sale of PentaLyte in the United States, and (b) all fees and expenses payable by us to the United States Food and Drug Administration (directly or as a reimbursement of any licensee) with respect to PentaLyte. In the case of license fees received from Hospira based upon the combined sale of PentaLyte and Hextend, the portion of that license fee that will be deemed to be a paid on account of the sale of PentaLyte will be determined by multiplying the total license fee paid by a fraction, the numerator of which will be the total net sales of PentaLyte in the United States for the applicable period and the denominator of which shall be the total net sales of Hextend and PentaLyte in the United States for the same period.
     Summit has agreed to pay us $500,000 by May 8, 2006 as the initial consideration for the China and Taiwan license. We also will be entitled to receive 50% of the royalties and milestone payments payable to Summit by its third-party sublicensee, Maruishi. Milestone payments of 20,000,000 yen are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense. An additional milestone payment of 30,000,000 yen is payable by Maruishi when the first new drug application for PentaLyte is filed under the sublicense.
     The foregoing description of the Summit agreement is a summary only and is qualified in all respects by reference to the full text of the Summit agreements.
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

Manufacturing
Manufacturing Arrangements
     Hospira manufactures Hextend for use in the North American market, and CJ manufactures Hextend for use in South Korea. NPBI International, BV, a Netherlands company (“NPBI”), has manufactured batches of Hextend for our use in seeking regulatory approval in Europe. Hospira, CJ, and NPBI have the facilities to manufacture Hextend and other BioTime products in commercial quantities. If Hospira and CJ choose not to manufacture and market PentaLyte or other BioTime products, and if NPBI declines to manufacture BioTime products on a commercial basis, other manufacturers will have to be found that would be willing to manufacture products for us or any licensee of our products.
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
Marketing
     Hextend is being distributed in the United States and Canada by Hospira and in South Korea by CJ under exclusive licenses from us. Hospira also has the right to obtain licenses to manufacture and sell other BioTime products. We have granted Hospira the right to market Hextend in Latin America and Australia, we have granted CJ the right to market PentaLyte in South Korea, and we have licensed to Summit the right to market Hextend and PentaLyte in Japan, China and Taiwan, but our licensees will have to first obtain the foreign regulatory approvals required to sell our product in those countries.
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
Patents and Trade Secrets
     We currently hold 21 issued United States patents having composition and methods of use claims covering our proprietary solutions, including Hextend and PentaLyte. The most recent U.S. patents were issued during 2002. Some of our allowed claims in the United States, which include the composition and methods of use of Hextend and PentaLyte, are expected to remain in force until 2019. Patents covering certain of our solutions have also been issued in several countries of the European Union, Australia, Israel, Russia, South Africa, South Korea, Japan, China, Hong Kong, Taiwan and Singapore, and we have filed patent applications in other foreign countries for certain products, including Hextend, HetaCool, and PentaLyte. Certain device patents describing our hyperbaric (high pressure oxygen) chamber, and proprietary microcannula (a surgical tool) have also been issued in the United States and overseas, both of which — although only used in research so far — have possible indications in clinical medicine.
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

Competition
     Our plasma volume expander solutions will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, our products will have to be recognized as providing medically significant advantages. Like Hextend, the competing products are being manufactured and marketed by established pharmaceutical companies that have large research facilities, technical staffs and financial and marketing resources. B.Braun presently markets Hespan, an artificial plasma volume expander containing 6% hetastarch in saline solution. Hospira and Baxter International manufacture and sell a generic equivalent of Hespan. As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. Hospira, which markets Hextend in the United States and Canada, is also the leading seller of generic 6% hetastarch in saline solution. Sanofi-Aventis, Baxter International, and Alpha Therapeutics sell albumin, and Hospira, Baxter International, and B.Braun sell crystalloid solutions.
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
Employees
     As of December 31, 2005, we employed nine persons on a full-time basis and one person on a part-time basis. Four full-time employees hold Ph.D. Degrees in one or more fields of science.
Item 1A. Risk Factors
     Some of the factors that could materially affect our operations and prospects are discussed below. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our operations.
We Have Incurred Operating Losses Since Inception and We May Not Be Able to Raise the Funds Needed to Cover Our Operating Expenses and Continue Our Planned Operations
     Our net losses for the fiscal years ended December 31, 2003, 2004, and 2005 were $1,742,074, $3,085,324, and $2,074,251, respectively. As of December 31, 2005, we had $1,833,774 of cash and cash equivalents on hand. At our projected rate of spending, which may involve spending cuts, our cash on hand, anticipated royalties from the sale of Hextend, licensing fees, and our available revolving line of credit will allow us to operate through September 30, 2007. In the past, we have financed our cash flow deficits through the sale of equity securities. However, there is no assurance that we will be to raise the additional capital that we need, and any sales of equity securities could result in the dilution of the interests of present shareholders.
We May Have to Curtail Our Research and Product Development Activities
     Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we are making progress with our research and development projects. The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain FDA and foreign regulatory approval of our products, depends upon the amount of money we have. We plan to spend at least an additional $370,000 on clinical trials of PentaLyte. The costs of clinical trials and future research work are not presently determinable due to many factors, including the inherent uncertainty of those costs and the uncertainty as to the timing, source, and amount of capital that will become available for those projects. We have already curtailed the pace of our product development efforts due to the limited amount of funds available, and we may have to postpone further laboratory and clinical studies, unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

The Growth Of Our Revenues Depends In Part On Our Ability To Enter Into Additional Licensing Arrangements
     We plan to enter into additional arrangements with pharmaceutical companies for the production and marketing of our products. We have entered into license agreements granting pharmaceutical companies the right to market Hextend in the United States, Canada, Latin America, Australia, South Korea, Japan, China, and Taiwan. Generally, the licensees’ obligation to pay royalties on sale of our products will terminate as our patents expire and competing generic equivalents are approved for use. Although a number of other pharmaceutical companies have expressed their interest in obtaining licenses to manufacture and market our products in other countries, we might not be successful in negotiating other licensing arrangements. If we are unable to license our products in other markets our future revenues will be adversely affected.
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
     • The experimentation we are doing is costly, time consuming and uncertain as to its results. We incurred research and development expenses amounting to $1,525,686 during 2005.
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
If We Do Not Receive FDA And Other Regulatory Approvals We Will Not Be Permitted To Sell Our Products
     The products that we develop cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use. Hextend has been approved for use in the United States, Canada and Korea only. We are conducting a Phase II clinical trial of PentaLyte to demonstrate that PentaLyte can be used safely and effectively as a plasma volume expander in surgery.
     The need to obtain regulatory approval to market a new product means that:
     • We will have to conduct expensive and time consuming clinical trials of new products. We plan to spend at least an additional $370,000 for Phase II clinical trials of PentaLyte. However, the full cost of completing a Phase II clinical trial and future Phase III clinical trials necessary to obtain FDA approval of PentaLyte cannot be presently determined and may exceed our financial resources.
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
Our Patents May Not Protect Our Products From Competition
     We have patents in the United States, Canada, several countries of the European Union, Australia, Israel, Russia, South Africa, South Korea, Japan, China, Hong Kong, Taiwan and

Singapore, and have filed patent applications in other foreign countries for certain products, including Hextend, HetaCool, and PentaLyte. We might not be able to obtain any additional patents, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection. Also, there will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued to us. The costs required to uphold the validity and prevent infringement of any patent issued to us could be substantial, and we might not have the resources available to defend our patent rights.
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

BioTime Common Shares and Warrants Are Subject to the So-Called Penny Stock Rules That Impose Restrictive Sales Practice Requirements
     BioTime common shares and warrants are subject to the so-called penny stock rules that impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person who has a net worth in excess of $1,000,000 or individual annual income exceeding $200,000, or joint annual income with a spouse exceeding $300,000. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that delisting could affect the ability of shareholders to sell their common shares and warrants in the secondary market.
     The Securities and Exchange Commission (the “Commission”) has adopted regulations that define a penny stock to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If a transaction involving a penny stock is not exempt from the Commission’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to the investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.
Because We Do Not Pay Dividends, Our Stock May Not Be A Suitable Investment For Anyone Who Needs To Earn Dividend Income
     We do not pay cash dividends on our common shares. For the foreseeable future we anticipate that any earnings generated in our business will be used to finance our operations and will not be paid out as dividends to our shareholders. This means that our stock may not be a suitable investment for anyone who needs to earn income from their investments.
BioTime Warrants Cannot Be Exercised Unless a Registration Statement is in Effect Under Federal and State Securities Laws.
     A registration statement under the Securities Act of 1933, as amended, must be in effect in order for warrant holders to exercise their BioTime warrants. This means that we will have to periodically update our registration statement and prospectus by filing post-effective amendments and by filing our annual report on Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K as required under the Securities Exchange Act of 1934, as amended. We intend to use our best efforts to keep our registration statement effective. However, if we are unable to do so for any reason, warrant holders would not be able to exercise their warrants, even if the market price of our common shares was then greater than the exercise price. Most states will also require us to obtain a permit, issued through an application for registration or qualification, and to maintain that permit in effect in order for warrant holders in the state to exercise their warrants.

Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties
     We occupy our office and laboratory facility in Heritage Square in Emeryville, California under a lease that will expire on May 31, 2010, with a five year extension option. We presently occupy approximately 5,244 square feet of space and pay monthly rent in the amount of $10,488. Our rent will increase by 3% each year during the initial five year term. If the option to extend the lease is exercised, monthly rent will be set at 95% of fair market rent at that time. In addition to rent, we will pay our prorata share of operating expenses and real estate taxes for the building in which our space is located or for the Heritage Square project as a whole, as applicable, based upon the ratio that the number of square feet we rent bears to the total number of square feet in the building or project.
Item 3. Legal Proceedings
     We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities
     BioTime common shares were traded on the American Stock Exchange from August 31, 1999 until July 14, 2005, and have been quoted on the OTC Bulletin Board under the symbol BTIM since July 15, 2005. BioTime shares traded on the Nasdaq National Market from April 28, 1998 to August 30, 1999, and on the Nasdaq SmallCap Market from March 5, 1992 through April 27, 1998.
     The following table sets forth the range of high and low sale or bid prices for the common shares for the fiscal years ended December 31, 2004 and 2005 based on transaction data as reported by the AMEX and the Nasdaq OTC Bulletin Board

Quarter Ended	High	Low
March 31, 2004	$2.66	$1.34
June 30, 2004	2.10	1.50
September 30, 2004	1.71	1.00
December 31, 2004	1.64	0.83
March 31, 2005	1.67	1.12
June 30, 2005	1.19	0.52
September 30, 2005	0.80	0.35
December 31, 2005	0.43	0.20
     Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
     As of January 31, 2006, there were 5,401 holders of the common shares.
     BioTime has paid no dividends on its common shares since its inception and does not plan to pay dividends on its common shares in the foreseeable future.
     The following table shows certain information concerning the options and warrants outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2006.

	Number of Shares to be	Weighted Average	Number of Shares Remaining
	Issued Upon Exercise	Exercise Price of the	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation
Plan Category	Warrants, and Rights	Warrants, and Rights	Plans
Equity Compensation Plans Approved by Shareholders	9,598,136	$2.20	928,336

Equity Compensation Plans Not Approved By Shareholders	100,000	$4.00	—

Item 6. Selected Financial Data
     The selected financial data as of, and for the periods ended, December 31, 2005, 2004, 2003, 2002, and 2001 presented below have been derived from the audited financial statements of BioTime. The selected financial data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
Statement of Operations Data:

	Year Ended
	December 31,
	2005	2004	2003	2002	2001
REVENUE:
License fee	$113,039	$78,700	$42,187	$—	$—
Royalty from product sales	626,135	589,517	514,235	352,641	151,917
Reimbursed regulatory fees	—	—	—	34,379	—
Grant income	164,026	20,160	—	—	—

Total revenue	903,200	688,377	556,422	387,020	151,917

EXPENSES:
Research and development	(1,525,686)	(1,123,261)	(903,018)	(1,103,490)	(1,685,168)
General and administrative	(1,395,925)	(1,484,372)	(1,260,712)	(1,318,159)	(1,961,342)

Total expenses	(2,921,611)	(2,607,633)	(2,163,730)	(2,421,649)	(3,646,510)

INTEREST EXPENSE AND OTHER INCOME:

Interest expense	(78,978)	(1,148,888)	(1,090,612)	(830,952)	(278,576)
Other income	23,138	32,338	1,038,366	20,649	114,344

Total interest expense and other income	(55,840)	(1,116,550)	(52,246)	(810,303)	(164,232)

Foreign Income Tax Expense	—	(49,518)	(82,520)	—	—

NET LOSS	$(2,074,251)	$(3,085,324)	$(1,742,074)	$(2,844,932)	$(3,658,825)

BASIC AND DILUTED LOSS PER SHARE[1]	$(0.12)	$(0.18)	$(0.12)	$(0.22)	$(0.30)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED[1]	17,903,230	17,453,509	14,256,841	12,979,694	12,133,487

[1]	For the year ended December 31, 2003, the weighted average shares used in computing basic and diluted loss per share have been adjusted to give retroactive effect to shares issued in the rights offering completed on January 21, 2004.

Balance Sheet Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents and short term investments	$1,833,774	$1,370,762	$717,184	$1,284,432	$1,652,748
Working capital (deficit)	1,225,033	991,481	(2,087,234)	883,695	1,452,832
Total assets	1,958,784	1,521,589	1,071,545	1,496,081	1,941,375
Debentures, net of current portion and discount	—	—	—	2,168,804	1,731,122
Shareholders’ equity (deficit)	(196,581)	344,770	(2,430,551)	(1,171,146)	(99,094)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are in the business of developing blood plasma volume expanders and related products. Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend. Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and organ preservation solutions and technology for medical use.
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
     Royalties on sales of Hextend that occurred during the fourth quarter of 2004 through the third quarter of 2005 are reflected in our financial statements for the year ended December 31, 2005. BioTime’s royalties from Hextend® sales by Hospira increased 23 percent to $180,983 for the quarter ended December 31, 2005, from $147,148 in 2004. These royalties were paid to us during the fourth quarter of 2005 with respect to sales of Hextend during the three months ended September 30, 2005. We recognize royalty revenues in the quarter in which we receive sales reports rather than in the quarter in which the sales that generated the royalties occurred. We received $626,135 in royalties from Hextend sales during 2005. This represents an increase of 6% from $589,517 in royalties from Hextend sales in 2004. The amount received during 2005 includes $62,272 received from Hospira to preserve certain rights under their license. Sales to hospitals increased during 2005 compared to the prior year, but that increase was offset by a decrease in sales to the U.S. Armed Forces. Hextend is part of the Tactical Combat Casualty Care protocol and has been purchased by the U.S. Armed Forces through intermittent large volume orders.
     During the years ended December 31, 2004 and 2005 we received $300,000 and $600,000, respectively, from Summit for the right to co-develop Hextend and PentaLyte in Japan. A portion of the cash payments will be a partial reimbursement of BioTime’s development costs of Hextend and a portion will be a partial reimbursement of BioTime’s development costs of PentaLyte. These payments have not been recognized as revenues but instead are reflected on our balance sheet as a royalty obligation. In June 2005, we paid Summit a one-time fee of $130,000 for Summit’s services in preparing a product development plan. In addition, we received approximately $237,356 from Summit in October 2005 as our 40% share of a sublicense fee payment made by Maruishi to Summit. See Note 4 to financial statements for further discussion of the appropriate accounting.

     The following graph illustrates the increase in our annual revenues from royalties and license fees for the years indicated. For the years 2000, 2001 and 2002, revenues consist of payments received from Hospira. For 2003 through 2005, revenues include payments received from Hospira and the amortized portion of license fees and royalties from CJ Corp. For the years 2004 and 2005, revenues also include income from our NIH grant. Aside from $7,417 recorded in the fourth quarter of 2005, the payments we received from Summit during 2004 and 2005 have not yet been recognized as revenues for financial reporting purposes.
     In January 2006, BioTime received $202,037 in royalties on Hospira Hextend sales that occurred during the period October 1 through December 31, 2005, representing an increase of 22% from $165,321 received with respect to Hextend sales during the same period of 2004. This revenue will be reflected in our financial statements for the first quarter of 2006.
     Summit has agreed to pay BioTime $500,000 by May 8, 2006 as the initial consideration for the China and Taiwan license. BioTime also will be entitled to receive 50% of the royalties and milestone payments payable to Summit by Maruishi. Milestone payments of 20,000,000 yen are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense. An additional milestone payment of 30,000,000 yen is payable by Maruishi when the first new drug application for PentaLyte is filed under the sublicense.
     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading U.S. hospitals, other smaller hospitals will follow their lead, contributing to sales growth.
     We are conducting a Phase II clinical trial of PentaLyte in which PentaLyte is being used to treat hypovolemia in cardiac surgery. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete a Phase I clinical trial of PentaLyte, and we are now conducting a Phase II clinical trial. We estimate that the Phase II trial will cost at least an additional $370,000. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.
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
     We have been awarded a $299,990 research grant by the NIH for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We were granted $149,994 for the project during 2004 and $149,996 during 2005. We have received $184,186 of the grant funds through December 31, 2005. In 2006, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2007.

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
     We will depend upon royalties from the sale of Hextend by Hospira and CJ as our principal source of revenues for the foreseeable future. Those royalty revenues will be supplemented by license fees as we enter into new commercial license agreements for our products.
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
Results of Operations
Year Ended December 31, 2005 and Year Ended December 31, 2004
     For the year ended December 31, 2005, we recognized $626,135 of royalty revenues, compared with $589,517 recognized for the year ended December 31, 2004. This increase in royalties is attributable to an increase in product sales by Hospira. Sales to hospitals increased during 2005 compared to the prior year, but that increase was offset by a decrease in sales to the U.S. Armed Forces. The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent quarters.
     Under our License Agreement, Hospira reports sales of Hextend and pays us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales. For example, royalties on sales made during the fourth quarter of 2005 will not be recognized until the first quarter of fiscal year 2006.
     We recognized $113,039 and $78,700 of license fees from CJ during 2005 and 2004, respectively. Full recognition of license fees has been deferred, as the completion of the development of PentaLyte, including final FDA approval, remains uncertain. Revenue is recognized over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering our products in Korea.
     We have been awarded a $299,990 research grant by the NIH for use in the development of HetaCool. We were granted $149,994 for the project during 2004 and $149,996 during 2005. We have received $184,186 of the grant funds through December 31, 2005. In 2006, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2007.
     Research and development expenses increased to $1,525,686 for the year ended December 31, 2005, from $1,123,261 for the year ended December 31, 2004. The increase is chiefly attributable to an increase of $379,326 in outside research for Phase II trials of PentaLyte. This increase was somewhat offset by a $86,865 decrease in salaries allocated to research and development following pay cuts voluntarily accepted by BioTime employees during 2005 as part of a cost-cutting plan. Research and development expenses include laboratory study expenses, salaries, preparation of regulatory applications for our products, manufacturing of solution for trials, and consultants’ fees.
     General and administrative expenses decreased to $1,395,925 for the year ended December 31, 2005 from $1,484,372 for the year ended December 31, 2004. The primary components of the decrease were a decrease in general and administrative consulting fees of $51,181, a decrease in investor/public relations expenses of $51,177, and a decrease in printing costs of $35,829, all of which came about as a result of eliminating some costs and vendors. These decreases were offset to some extent by an increase of $31,462 in accounting expenses and an increase of $32,813 in office expenses due to our move in June 2005 to a new corporate headquarters. General and administrative expenses include salaries allocated to general and administrative accounts, scientific consulting fees, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.
     Our interest expense decreased by $1,069,910 during 2005 because we retired our debenture debt in full in February 2004,
     For the year ended December 31, 2005, Other Income decreased to $23,138 from $32,338 for the year ended December 31, 2004. The difference is chiefly attributable to a decrease in interest income of $10,048.
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
     General and administrative expenses increased to $1,484,372 for the year ended December 31, 2004 from $1,260,712 for the year ended December 31, 2003. The primary components of the increase were an increase in salaries allocated to general and administrative of $84,980 due to hiring a new Director of Business Development and Marketing, an increase in general and administrative consulting fees of $98,756 due to our financial advisory services agreement with Greenbelt Corp., an increase in investor/public relations expenses of $90,533 as we significantly increased our public relations efforts, an increase in printing costs of $27,898, and an increase in patent and trademark expenses of $9,701. These increases were offset to some extent by a decrease in expenses for the Annual Report and Meeting in the amount of $29,386, a decrease in accounting costs of $26,517, a decrease in expenses for outside services in the amount of $12,023, and a decrease in travel and entertainment costs of $25,984. General and administrative expenses include salaries allocated to general and administrative accounts, scientific consulting fees, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.
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
Taxes
     At December 31, 2005 we had a cumulative net operating loss carryforward of approximately $43,525,344 for federal income tax purposes. Our effective tax rate differs from the statutory rate because we have recorded a 100% valuation allowance against our deferred tax assets, as we do not consider realization to be more likely than not.
Liquidity and Capital Resources
     Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, and borrowings. During January 2004, we completed a rights offer that began during 2003 (the “2003 Rights Offer”) through which we raised gross proceeds of $4,184,420 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the 2003 Rights Offer, we raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement. During February 2004, we eliminated $3,350,000 of debenture indebtedness by using a portion of the proceeds of the 2003 Rights Offer to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement. See Notes 3 and 5 to the financial statements. During December 2005, we completed a new subscription rights offer under which we raised gross proceeds of $1,787,144 through the sale of 4,467,862 common shares and warrants (the “2005 Rights Offer”). See Note 5 to the financial statements.
     We have entered into agreements with Summit to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan. Summit has sublicensed to Maruishi the right to manufacture and market Hextend in Japan, and the right to manufacture and market Hextend and PentaLyte in China and Taiwan. Summit has agreed to pay BioTime $500,000 by May 8, 2006 as the initial consideration for the China and Taiwan license.
     In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 and (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of license fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 100,000 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common stock was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. No funds have yet been drawn on this line of credit.

     The major components of our net cash used in operations of approximately $1.4 million in 2005 can be summarized as follows: we received approximately $600,000 of royalty revenues from Hospira, approximately $160,000 of NIH grant money, approximately $240,000 from Summit as our 40% share of a sublicense fee payment from Maruishi, and an increase in accounts payable and accrued liabilities of $300,000, yielding a total influx of approximately $1.3 million in cash. Offsetting these amounts were total research and development expenditures of approximately $1.5 million and cash-based administrative expenditures of approximately $1.3 million.
     At our projected rate of spending, which includes possible spending cuts, our cash on hand, anticipated royalties from the sale of Hextend, licensing fees, and our available revolving line of credit will allow us to operate through September 30, 2007.
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
     We have no contractual obligations as of December 31, 2005, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California. Under this lease, we are committed to make payments of $10,488 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.
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
     Grant income is recognized when earned.
     The application of our revenue recognition policy to significant agreements is discussed below.
     Under the Hospira license agreement, we received $2,500,000 of license fees between 1997 and 1999 based upon achievement of specified milestones. Such fees were recognized as revenue as the milestones were achieved. Additional license fees will be payable based upon annual net sales of Hextend at the rate of 10% of annual net sales if annual net sales exceed $30,000,000 or 5% if annual net sales are between $15,000,000 and $30,000,000. Hospira’s obligation to pay license fees on sales of Hextend will expire on January 1, 2007.
     In addition to the license fees, Hospira will pay us a royalty on annual net sales of Hextend. The royalty rate will be 5% plus an additional .22% for each increment of $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. Hospira’s obligation to pay royalties on sales of Hextend will expire on a country by country basis when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.
     Under the Hospira license agreement, we have the right to convert Hospira’s exclusive license to a non-exclusive license or to terminate the license outright if certain minimum sales and royalty payments are not met. In order to terminate the license outright, we would pay a termination fee in an amount ranging from the milestone payments we received to an amount equal to three times prior year net sales, depending upon when termination occurs. Management believes that the probability of payment of any termination fee is remote.
     Under the CJ license agreement, CJ has paid us a total license fee of $800,000 in two installments. The first installment of $500,000, less $82,520 of Korean taxes withheld, was paid during April 2003 and the second installment of $300,000, less $49,518 of Korean taxes withheld was paid during July, 2004. In connection with these installments, we have paid a total finder’s fee of $80,000 to an unrelated third party. We have not yet completed the development of PentaLyte, for which additional clinical trials in the United States are being planned. As the expected completion date is uncertain, the total license fee received through December 31, 2004 of $800,000, net of the $80,000 finder’s fee, has been deferred and will be recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering our products in Korea. In addition to the license fees, CJ will pay a royalty on sales of the licensed products. The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance. CJ will be responsible for obtaining the regulatory approvals required to manufacture and market PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.
     We recognize royalty revenues received from Hospira and CJ in the quarter in which the sales report is received, rather than the quarter in which the sales take place, as we do not have sufficient sales history to accurately predict quarterly sales. Revenues for the twelve months ending December 31, 2005 include royalties on sales made during the twelve months ended September 30, 2005. Royalties on sales made during the fourth quarter of 2005 will not be recognized by us until the first quarter of fiscal year 2006.
     Summit paid us a total of $900,000 in 2004 and 2005 for the right to co-develop Hextend and PentaLyte in Japan. We paid Summit a one-time fee of $130,000 for Summit’s services in preparing a product development plan. In addition, we received approximately $237,356 from Summit as our share of a sublicense fee payment from Maruishi in 2005. Additional milestone payments of 100,000,000 yen each, of which BioTime will receive 40%, are payable by Maruishi when a new drug application for Hextend is filed in Japan and when the new drug application is approved. The filing of a new drug application in Japan will not be done until clinical trials are completed, which could take several years. We will also be entitled to receive 40% of the royalties paid by Maruishi to Summit on sales in Japan. Royalties will range from 12% to 20% of net sales, depending upon the amount of Hextend sold. The royalty rates are subject to reduction if Summit does not complete its participation in Phase III trials of Hextend and the new drug application, or if Summit elects to co-market Hextend in Japan. However, if Summit sells Hextend, we will also be entitled to receive 40% of Summit’s net sales revenues.
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
     The accounting treatment of the payments from Summit fall under the guidance of Emerging Issues Task Force 88-18 (“EITF 88-18”), “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor. As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF 88-18 even though BioTime is not legally indebted to Summit for that amount.
     The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit. BioTime first became aware of the terms of the Maruishi and Summit agreement during the fourth quarter of 2005, prepared an estimate of the future cash flows, and determined that Summit will earn a majority of their return on investment from their agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales. Considering this, the $770,000 is viewed as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue. Accordingly, BioTime recorded the entire amount paid by Maruishi to Summit for the sublicense of $593,390 as deferred revenue, to be amortized over the remaining life of the patent through 2019. BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit. The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18. Interest on the long-term royalty obligation is accrued monthly using the effective interest method beginning October 2005, using a rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered. Prior to October 2005, BioTime was accruing interest at a rate of 12% based upon its incremental borrowing rate as the effective interest rate derived from future “deemed payments” could not be reasonably estimated. The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $78,978 of interest expense on the long-term royalty obligation for 2005.

     Summit has agreed to pay BioTime $500,000 by May 8, 2006 as the initial consideration for the China and Taiwan license. BioTime also will be entitled to receive 50% of the royalties and milestone payments payable to Summit by its sublicensee Maruishi. Milestone payments of 20,000,000 yen are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense. An additional milestone payment of 30,000,000 yen is payable by Maruishi when the first new drug application for PentaLyte is filed under the sublicense.
     Deferred Tax Asset Valuation Allowance B We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion of, or all of, the deferred tax assets. We base our determination of the need for a valuation allowance on an ongoing evaluation of current evidence including, among other things, estimates of future earnings and the expected timing of deferred tax asset reversals. We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made. If we determine that we would be able to realize any deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period this determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to operations an adjustment to the deferred tax asset in the period this determination was made.
     Recently issued accounting standards – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is our fiscal year 2006, and requires one of two transition methods to be applied. We are in the process of determining which transition method we will apply. SFAS No. 123(R) will have a significant impact on our results of operations as we will be required to record compensation expense rather than disclose the impact on our results of operations within our footnotes.
     In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b)reasonable individuals, acting in good faith, may draw different conclusions regarding the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models – SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We did not hold any market risk sensitive instruments as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
BioTime, Inc.
Berkeley, California
We have audited the accompanying balance sheets of BioTime, Inc. as of December 31, 2005 and 2004 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we expected to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioTime, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO SEIDMAN, LLP
San Francisco, California
March 31, 2006, except for Note 1 and Note 13, which are as of April 13, 2006

Item 8. Financial Statements and Supplementary Data
BIOTIME, INC.

BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,833,774	$1,370,762
Prepaid expenses and other current assets	97,856	122,225

Total current assets	1,931,630	1,492,987

EQUIPMENT, net of accumulated depreciation of $574,931 and $568,557	6,178	12,552
DEPOSITS AND OTHER ASSETS	20,976	16,050

TOTAL ASSETS	$1,958,784	$1,521,589

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$566,597	$275,256
Deferred license revenue, current portion	140,000	96,250
Royalty Obligation, current portion	—	130,000

Total current liabilities	706,597	501,506

DEFERRED LICENSE REVENUE, net of current portion	951,285	505,313

ROYALTY OBLIGATION, net of current portion	492,944	170,000

DEFERRED RENT	4,539	—

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT):

Common Shares, no par value, authorized 40,000,000 shares; issued and outstanding shares; 22,339,312 and 17,811,450	40,251,097	38,718,197

Contributed capital	93,972	93,972

Accumulated deficit	(40,541,650)	(38,467,399)

Total shareholders’ (deficit) equity	(196,581)	344,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,958,784	$1,521,589

See notes to financial statements.

BIOTIME, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
REVENUE:
License fees	$113,039	$78,700	$42,187
Royalty from product sales	626,135	589,517	514,235
Grant income	164,026	20,160	—

Total revenue	903,200	688,377	556,422

EXPENSES:
Research and development	(1,525,686)	(1,123,261)	(903,018)
General and administrative	(1,395,925)	(1,484,372)	(1,260,712)

Total expenses	(2,921,611)	(2,607,633)	(2,163,730)

INTEREST EXPENSE AND OTHER INCOME:
Interest and other expense	(78,978)	(1,148,888)	(1,090,612)
Other income	23,138	32,338	1,038,366

Total interest expense and other income	(55,840)	(1,116,550)	(52,246)

Foreign Taxes	—	(49,518)	(82,520)

NET LOSS	$(2,074,251)	$(3,085,324)	$(1,742,074)

BASIC AND DILUTED LOSS PER SHARE[1]	$(0.12)	$(0.18)	$(0.12)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED[1]	17,903,230	17,453,509	14,256,841

See notes to financial statements.

[1]	For the year ended December 31, 2003, the weighted average shares used in computing basic and diluted loss per share have been adjusted to give retroactive effect to shares issued in the 2003 Rights Offer completed on January 21, 2004.

BIOTIME, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Shares
	Number of		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE AT JANUARY 1, 2003	13,490,101	$32,374,883	$93,972	$(33,640,001)	$(1,171,146)
Common Shares issued for services	100,000	155,000	—	—	155,000
Common shares issued for cash (exercise of warrants)	64,848	86,896	—	—	86,896
Options for services granted	—	12,760	—	—	12,760
Compensation benefits from revaluation of warrants	—	(11,716)	—	—	(11,716)
Warrants granted in exchange for PIK rights	—	239,729	—	—	239,729
NET LOSS	—	—	—	(1,742,074)	(1,742,074)

BALANCE AT DECEMBER 31, 2003	13,654,949	32,857,552	93,972	(35,382,075)	(2,430,551)
Common shares and warrants issued in Rights Offer, net of issuance cost of $351,518	2,560,303	3,232,906	—	—	3,232,906
Common shares issued under Standby Purchase Agreement	428,571	600,000	—	—	600,000
Shares issued for retirement of debentures	1,071,428	1,842,176	—	—	1,842,176
Expense on re-pricing of warrants	—	6,135	—	—	6,135
Exercise of Options	16,199	18,307	—	—	18,307
Common Shares issued for services	80,000	122,800	—	—	122,800
Options granted for services	—	38,321	—	—	38,321
NET LOSS	—	—	—	(3,085,324)	(3,085,324)

BALANCE AT DECEMBER 31, 2004	17,811,450	38,718,197	93,972	(38,467,399)	344,770
Common shares and warrants issued in Rights Offer, net of issuance cost of $379,984	4,467,862	1,407,160	—	—	1,407,160
Common shares issued for services	60,000	84,200	—	—	84,200
Options granted for services	—	41,540	—	—	41,540
NET LOSS	—	—	—	(2,074,251)	(2,074,251)

BALANCE AT DECEMBER 31, 2005	22,339,312	$40,251,097	$93,972	$(40,541,650)	$(196,581)

See notes to financial statements.

BIOTIME, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net loss	$(2,074,251)	$(3,085,324)	$(1,742,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,374	35,894	54,267
Amortization of debt discount	—	1,012,921	756,317
Stock-based compensation	89,178	146,270	151,344
Interest on royalty obligation	78,978	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets:	24,368	(21,423)	(192,179)
Deposits and other assets	(4,926)	—	(4,800)
Accounts payable and accrued liabilities	327,900	(118,784)	(84,832)
Deferred revenue	133,692	493,750	407,813
Deferred rent	4,539

Net cash used in operating activities	(1,414,148)	(1,536,696)	(654,144)

FINANCING ACTIVITIES:
Cash received from licensee for royalty obligation	600,000	—	—
Cash paid to licensee on royalty obligation	(130,000)
Payment of debt	—	(1,850,000)	—
Issuance of common shares and warrants for cash	1,787,144	4,184,420	—
Common share placement costs	(379,984)	(162,453)	—
Net proceeds from exercise of common share options and warrants	—	18,307	86,896

Net cash provided by financing activities	1,877,160	2,190,274	86,896

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	463,012	653,578	(567,248)
CASH AND CASH EQUIVALENTS:
At beginning of period	1,370,762	717,184	1,284,432

At end of period	$1,833,774	$1,370,762	$717,184

NONCASH FINANCING AND INVESTING ACTIVITIES :
Issuance of Warrants for private placement costs	$—	$—	$239,729
Conversion of debenture to common shares	$—	$1,500,000	$—
Issuance of Warrants to Guarantors for participation in the Rights Offer	$30,000	$82,500	$—

Extension of existing warrant terms	$152,812	$—	$—
Decrease in royalty obligation due to third party payment (see Note 4)	$356,000	$—	$—

	Year Ended
	December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$175,552	$335,000
Cash paid for income taxes	$—	$49,518	$82,520

See notes to financial statements.	(Concluded)

BIOTIME, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization
General - BioTime, Inc. was organized November 30, 1990 as a California corporation. BioTime is a biomedical organization engaged in the development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.
Certain Significant Risks and Uncertainties - BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of BioTime’s products; BioTime’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for BioTime products; BioTime’s ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime’s products; and the availability of reimbursement for the cost of BioTime’s products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.
Liquidity - At December 31, 2005, BioTime had $1,833,774 of cash on hand and working capital of $1,225,033, a shareholder’s deficit of $196,581, and an accumulated deficit of $40,541,650. In January 2004 and December 2005, BioTime completed rights offerings which raised gross proceeds of $4,184,420 and $1,787,144, respectively (see Note 5). BioTime will continue to need additional capital and greater revenues to continue its current operations, to conduct clinical trials of PentaLyte, and to continue to conduct its product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay or suspend some or all aspects of its planned operations. To mitigate these factors, management has also devised a cost-cutting contingency plan to be instituted if necessary. The principal components of this plan are reductions in the salaries of existing personnel and in discretionary general and administrative expenses such as public relations. As a result, management believes that at its projected rate of spending, which may include spending cuts, BioTime’s cash on hand, anticipated royalties from the sale of Hextend, licensing fees, and the available revolving line of credit (see Note 13) will allow BioTime to operate through September 30, 2007.

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
Revenue recognition – Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned. Up-front nonrefundable fees where BioTime has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended and (c) collection of the payment is reasonably assured.
BioTime also defers costs, including finders’ fees, which are directly related to license agreements for which revenue has been deferred. Deferred costs are charged to expense proportionally and over the same period that related deferred revenue is recognized as revenue. Deferred costs are net against deferred revenues in BioTime’s balance sheet.
Grant income is recognized as revenue when earned.
Indemnification – Under BioTime’s bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments that BioTime could be required to make under the indemnification provisions contained in BioTime’s bylaws is unlimited. However, BioTime has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and no liabilities were recorded for these agreements as of December 31, 2005.
Under the license agreements with Hospira and CJ, BioTime will indemnify Abbott Laboratories (Hospira’s predecessor), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement. Management believes that the possibility of payments under the indemnification clauses is remote. Therefore, BioTime has not recorded a provision for potential claims as of December 31, 2005. BioTime enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords, and (ii) agreements with investors, underwriters, investment bankers, and financial advisers. Under these provisions, BioTime generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments that BioTime could be required to make under these indemnification provisions is unlimited. BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, BioTime believes the estimated fair value of these agreements is minimal. Accordingly, BioTime has no liabilities recorded for these agreements as of December 31, 2005.
Cash and cash equivalents - BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Concentration of credit risk - Financial instruments that potentially subject BioTime to significant concentrations of credit risk consist primarily of cash and cash equivalents. BioTime limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. Cash equivalent deposits with financial institutions may, at times, exceed federally issued limits; however, BioTime has not experienced any losses on such accounts.
Equipment - Equipment is stated at cost. Equipment is being depreciated using the straight-line method over a period of thirty-six to eighty-four months.
Patent costs - Patent costs associated with obtaining patents on products being developed are expensed as general and administrative expenses when incurred. These costs totaled $82,058, $64,256, and $77,888 for the years ended December 31, 2005, 2004, and 2003, respectively.
Research and development - Research and development costs are expensed when incurred and consist principally of salaries, payroll taxes, research and laboratory fees, hospital and consultant fees related to clinical trials, and BioTime’s PentaLyte solution for use in human clinical trials.
Income Taxes - BioTime accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.
Stock-based compensation - BioTime grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. BioTime accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” BioTime accounts for stock-based awards to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”
Had compensation cost for employee options granted in 2005, 2004, and 2003 under BioTime’s Option Plan been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, BioTime’s net loss and pro forma net loss per share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
Net loss as reported	$(2,074,251)	$(3,085,324)	$(1,742,074)

Deduct: Stock-based compensation determined under fair value method for awards, net of applicable tax effects	192,416	222,726	388,425

Pro forma net loss	$(2,266,667)	$(3,308,050)	$(2,130,499)

Basic and diluted loss per common share as reported	$(0.12)	$(0.18)	$(0.12)

Pro forma basic and diluted loss per common share	$(0.13)	$(0.19)	$(0.15)
The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions during the applicable period:

	2005	2004	2003
Average risk-free rate of return	3.89%-4.45%	2.71%-3.30%	1.95%-2.93%

Weighted average expected option life	5.00 years	4.97 years	4.8 years

Volatility rate	78.34%-93.00%	77.18%-83.55%	84.43%-84.57%

Dividend yield	0%	0%	0%
Net Loss per share - Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt, and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Diluted loss per share for the years ended December 31, 2005, 2004, and 2003 excludes any effect from 1,477,164 options and 8,220,972 warrants; 1,192,164 options and 3,153,191 warrants; 881,367 options and 226,595 warrants, respectively, as their inclusion would be antidilutive.

Comprehensive Loss - SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss for all periods presented.
Fair value of financial instruments - The carrying amount of BioTime’s financial instruments, consisting of cash, accounts receivable, and short-term payables, approximates their fair value due to their short-term maturity.
Segment information - BioTime operates in the single segment of developing aqueous based synthetic solutions used in medical applications.
Reclassification— BioTime has made the following reclassifications of prior period balances and expenses to conform to the current period’s presentation:
•	For 2004, reclassified $96,250 of “Deferred license revenue” to “Deferred license revenue, current portion,” and $130,000 of “Deferred license revenue” to “Royalty obligation, current portion.”

•	For 2004, reclassified $170,000 of “Deferred license revenue” to “Royalty obligation, net of current portion.”
Recently issued accounting standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is our fiscal year 2006, and requires one of two transition methods to be applied. We are in the process of determining which transition method we will apply. SFAS No. 123(R) will have a significant impact on our results of operations as we will be required to record compensation expense rather than disclose the impact on our results of operations within these footnotes.
In March 2005, the SEC staff issued guidance on SFAS No. 123(R). Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may draw different conclusions regarding the fair value of employee stock options. Key topics covered by SAB No. 107 include: (a) valuation models — SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB No. 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123(R).
3. Debentures and Line of Credit
In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 100,000 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common stock was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. No funds have yet been drawn on this line of credit.
BioTime also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $43,600; no funds have yet been drawn from this line of credit. Should any such money be drawn, interest will be payable on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.
The exercise price and number of common shares issuable upon the exercise of the warrants described below issued to Alfred D. Kingsley and the holders of BioTime’s debentures have been adjusted pursuant to the anti-dilution provisions of the respective warrant agreements to give retroactive effect to BioTime’s 2003 Rights Offer completed in January 2004. The 2005 Rights Offer did not have a dilutive effect on previously issued warrants because the subscription price per unit of $0.40 exceeded the combined fair value of a share of common stock ($0.21) and a warrant ($0.05) on the closing date of the 2005 Rights Offer.
In August 2001, BioTime issued $3,350,000 of debentures to an investor group. Interest on the debentures was payable at an annual rate of 10% and was payable semi-annually. Investors who purchased the debentures also received warrants to purchase a total of 525,688 common shares at an exercise price of $6.37. The warrants expired on August 1, 2004. The fair value of $1,596,124 allocated to the warrants was amortized using the interest method. As described below, BioTime paid off the debenture indebtedness in full in February 2004.

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
The warrants granted in connection with the PIK rights will expire in April 2006 and will not be exercisable thereafter. The warrants will be redeemable by BioTime at $0.05 per warrant share if the closing price of the common shares on the American Stock Exchange exceeds 200% of the exercise price for 20 consecutive trading days.
The total fair value of the warrants of $239,729 was determined using the Black-Scholes option pricing model with the following assumptions: contractual life of 3 years; risk-free interest rate of 2.0%; volatility of 79.87%; and no dividends during the expected term. The unamortized portion of the discount related to the debentures plus the fair value of the new warrants results in the new discount of $1,280,965 as of the date the PIK Rights were issued. BioTime accreted this new discount to interest expense over the remaining term of the debentures using the effective interest rate method.
In August 2003 and February 2004, BioTime paid cash for interest due to debenture holders and did not issue stock. The debentures were subsequently retired in February 2004, and the PIK rights were never utilized.
During February 2004, BioTime eliminated its $3,350,000 of debenture indebtedness by using a portion of the proceeds of its 2003 Rights Offer (see Note 5) to repay $1,850,000 of debentures in cash, and by issuing a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by certain persons who acted as Participating Debenture Holders under the Standby Purchase Agreement described in Note 5. As the fair value of the consideration of $3,781,786 given to the debenture holders exceeded the carrying value of the debentures, BioTime recognized interest expense of $1,106,392 relative to the cost incurred on the extinguishment of the debentures. The components of this charge are as follows: (1) a $664,608 charge for unamortized discount of the warrants issued to the debenture holders at the time they acquired the debentures; (2) a $265,000 charge for fees of $100,000 of cash and 500,000 common share purchase warrants, bearing the same terms as those sold in the 2003 Rights Offer described in Note 5 and determined to have a fair market value of $0.33 per warrant based on the AMEX closing price of $0.33 on February 4, 2004, received by the Participating Debenture Holders under the Standby Purchase Agreement; and (3) a $176,786 charge for the excess of the fair value of the 1,071,428 common shares and 535,712 warrants over the $1,500,000 face value of debentures exchanged. The common shares and warrants were valued at the AMEX closing prices on February 4, 2004.
4. Royalty Obligation
In December 2004, BioTime entered into an agreement with Summit Pharmaceuticals International Corporation (“Summit”) to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005 and $150,000 in October 2005. The payments represent a partial reimbursement of BioTime’s development cost of Hextend and PentaLyte. In June 2005, following BioTime’s approval of Summit’s business plan for Hextend, BioTime paid to Summit a one-time fee of $130,000 for their services in preparing the plan. The agreement states that revenues from Hextend and PentaLyte in Japan will be shared between BioTime and Summit as follows: BioTime 40% and Summit 60%. Additionally, BioTime will pay Summit 8% of all net royalties received from the sale of PentaLyte in the United States.
The accounting treatment of the payments from Summit fall under the guidance of Emerging Issues Task Force 88-18 (“EITF 88-18”), “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor. As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF 88-18 even though BioTime is not legally indebted to Summit for that amount.
In July 2005, Summit sublicensed the rights to Hextend in Japan to Maruishi. In consideration for the license, Maruishi agreed to pay Summit a series of milestone payments: Yen 70,000,000, (or $593,390 based on foreign currency conversion rates at the time) upon executing the agreement, and Yen 100,000,000 upon regulatory filing in Japan and Yen 100,000,000 upon regulatory approval of Hextend in Japan. Consistent with the terms of the BioTime and Summit agreement, Summit paid 40% of that amount, $237,356, to BioTime during October 2005. BioTime does not expect the regulatory filing and approval milestones to be attained for several years.
The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit. BioTime first became aware of the terms of the Maruishi and Summit agreement during the fourth quarter of 2005, prepared an estimate of the future cash flows, and determined that Summit will earn a majority of their return on investment from their agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales. Considering this, the $770,000 is viewed as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue. Accordingly, BioTime recorded the entire amount paid by Maruishi to Summit for the sublicense of $593,390 as deferred revenue, to be amortized over the remaining life of the patent through 2019. BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit. The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18. Interest on the long-term royalty obligation is accrued monthly using the effective interest method beginning October 2005, using a rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered. Prior to October 2005, BioTime was accruing interest at a rate of 12% based upon its incremental borrowing rate as the effective interest rate derived from future “deemed payments” could not be reasonably estimated. The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $78,978 of interest expense on the long-term royalty obligation for 2005.
5. Shareholders’ Equity (Deficit)
During December 2005, BioTime completed a subscription rights offer (the “2005 Rights Offer”) through which BioTime raised gross proceeds of $1,787,144 through the sale of 4,467,862 common shares and 4,467,862 warrants. The common shares and warrants were sold as “units” consisting of one common share and one warrant for $0.40 per unit. Each warrant entitles the holder to purchase one common share for $2.00 per share and will expire on October 31, 2010. BioTime may redeem the warrants by paying $.05 per warrant if the closing price of the common shares on any national securities exchange or the Nasdaq Stock Market exceeds 200% of the exercise price of the warrants for any 20 consecutive trading days.
Certain persons acted as guarantors of the 2005 Rights Offer under a Standby Purchase Agreement pursuant to which they agreed to purchase up to 4,467,862 units if the subscription rights were not fully exercised. In consideration for their agreement, BioTime paid the guarantors $132,000 in cash and issued to them warrants to purchase 600,000 common shares, which were accounted for as costs of the equity financing. The $132,000 was included in accounts payable and accrued expenses as of December 31, 2005. Total cash costs for the Rights Offer, which were recorded as a reduction of the proceeds received, were $379,984. The warrants issued to the guarantors have the same terms as the warrants BioTime sold in the 2005 Rights Offer. The market price of all warrants issued in the 2005 Rights Offer was $0.05 on the closing date.
During January 2004, BioTime completed a subscription rights offer (the “2003 Rights Offer”) through which BioTime raised gross proceeds of $4,184,420 through the sale of 2,560,303 common shares and 1,280,073 warrants. Following the completion of the 2003 Rights Offer, BioTime raised an additional $600,000 by selling an additional 428,571 common shares and 214,284 warrants under a Standby Purchase Agreement to certain persons who acted as guarantors of the 2003 Rights Offer. The common shares and warrants were sold as “units” for $1.40 per unit. Each unit consisted of one common share and one-half of a warrant. Each full warrant entitles the holder to purchase one common share for $2.00 per share and had an expiration date of January 14, 2007. This term was extended to October 31, 2010 as part of the 2005 Rights Offer. BioTime determined the cost of this modification was $152,812, and this non-cash expense was recorded as a cost of the equity financing. BioTime may redeem the warrants by paying $.05 per warrant if the closing price of the common shares on the AMEX or any other national securities exchange or the Nasdaq Stock Market exceeds 200% of the exercise price of the warrants for any 20 consecutive trading days.
In consideration for their agreement to purchase up to $2,250,000 of units if the subscription rights were not fully exercised, under the Standby Purchase Agreement, BioTime paid the guarantors $50,000 in cash and issued to them warrants to purchase 250,000 common shares, which were accounted for as costs of the equity financing. Total cash costs for the 2003 Rights Offer, which were recorded as a reduction of the proceeds received, were $351,518. Also, BioTime paid the Participating Debenture Holders $100,000 in cash and issued to them warrants to purchase 500,000 common shares, which were included in the computation of the cost on extinguishments of the debentures (See Note 3). The warrants issued to the guarantors and Participating Debenture Holders have the same terms as the warrants BioTime sold in the 2003 Rights Offer.
Additionally, BioTime issued a total of 1,071,428 common shares and 535,712 common share purchase warrants in exchange for $1,500,000 of debentures held by the Participating Debenture Holders (See Note 3).
The 2003 Rights Offer triggered the anti-dilution provisions contained in various warrant agreements previously issued by BioTime. The resulting change in the exercise prices of the warrants was small and did not significantly change the fair market value of the warrants. Under these anti-dilution provisions, the number of shares issuable upon the exercise of the warrants increased by a total of 15,169 shares. BioTime recognized a total charge to interest expense of $6,135 relative to the adjustments of the exercise prices and the number of shares issuable upon the exercise of the warrants. The 2005 Rights Offer did not have a dilutive effect on previously issued warrants because the subscription price per unit of $0.40 exceeded the combined fair value of a share of common stock ($0.21) and a warrant ($0.05) on the closing date of the 2005 Rights Offer.
During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt, Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime. BioTime agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime’s behalf under the agreement. The agreement has been renewed each year and will expire on March 31, 2006. BioTime agreed to issue Greenbelt $60,000 in cash and 100,000 common shares for the twelve months ended March 31, 2003, $90,000 cash and 80,000 common shares for the twelve months ending March 31, 2004, $90,000 cash and 60,000 common shares for the twelve months ending March 31, 2005 and $45,000 cash and 135,000 common shares for the twelve months ending March 31, 2006. Of the final period’s fees, 101,250 Common Shares were issued on January 2, 2006, and the cash is due to be paid, and the balance of the shares is due to be issued, on April 3, 2006.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance	Add:				Balance
	included in	Cash-	Add:		Less:	included in
	Accounts	based	Stock-based	Less:	Value of	Accounts
	Payable at	expense	expense	Cash	stock-based	Payable at
	January 1	accrued	accrued	payments	payments	December 31,
2005	$112,950	$56,250	$47,638	$(67,500)	$(84,200)	$65,138
2004	$105,300	$90,000	$107,950	$(67,500)	$(122,800)	$112,950
2003	$131,250	$82,500	$121,550	$(75,000)	$(155,000)	$105,300
In May 2004, BioTime issued an option to purchase 200,000 common shares to Steven Bayern. Bayern is a BioTime shareholder and is a shareholder, officer, and director of Cyndel & Co., Inc., which acted as a guarantor in the 2005 Rights Offer. The option vested over a two-year period. In November 2004, BioTime cancelled the option and re-issued the same consultant a fully vested option to purchase 100,000 common shares, along with the right to collect $5,000 per month in fees for each month in which services are rendered. Expense of $30,046 for this option was recorded in general and administrative expense for the year ended December 31, 2004. The final fair value of this option was determined using the Black-Scholes options pricing model with the following assumptions: contractual life of 2.5 years; risk free interest rate of 3.30%; volatility of 82.09%; and no dividends during the expected life. These stock options are approved as outside of the 2002 Plan.
In August 2005, BioTime issued to outside consultants fully vested options to purchase 100,000 common shares. Expense of $41,540 for these options was recorded in general and administrative expense for the year ended December 31, 2005. The fair value of these options was determined using the Black-Scholes options pricing model with the following assumptions: contractual life of five years; risk free interest rate of 4.28%; volatility of 83.55%; and no dividends.
At December 31, 2005, 8,220,972 warrants to purchase common stock with a weighted average exercise price of $2.03 and a weighted average remaining contractual life of 4.64 years were outstanding. The majority of outstanding warrants relate to the 2005 and 2003 Rights Offers and the April 2003 PIK right (see Note 3).
In March 2006, the board of directors approved an increase in the authorized number of common shares to 50,000,000 shares, subject to shareholder approval at the next annual meeting of shareholders.

6. Stock Option Plans
During 1992, BioTime adopted the 1992 Stock Option Plan (the “1992 Plan”). Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of December 31, 2005, options to purchase 305,500 shares had been granted and were outstanding at exercise prices ranging from $1.55 to $11.75 under the 1992 Plan. At December 31, 2005, no options were available for future grants under the 1992 Plan.
Of the options granted to consultants, options to purchase 60,000 common shares, granted to consultants in 1999, vested upon achievement of certain milestones. At December 31, 2004, all of these options had vested. During 2004, BioTime recorded an expense of $8,276 as a result of remeasurement of such options. The expense recognized on these options during the twelve months ended December 31, 2004 was recorded as a research and development expense.
During 2002 BioTime adopted a new stock option plan (the “2002 Plan”). The 2002 Plan was amended during December 2004 to increase the number of shares available for the issuance of options. Under the 2002 Plan, BioTime has reserved 2,000,000 common shares for issuance under options granted to eligible persons. No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant. Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee. The 2002 Plan also permits BioTime to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle BioTime to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment. BioTime may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares. Under the 2002 Plan, as of December 31, 2005, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 1,071,664 common shares at exercise prices ranging from $1.00 to $4.00 per share; and had 928,336 options available for future grants. Option activity under the 1992 Plan and the 2002 Plan is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2003	835,033	$5.38
Granted (weighted average fair value of $0.92 share)	98,000	1.62
Exercised	(0)	(0)
Forfeited/expired	(10,000)	12.85

Outstanding, December 31, 2003	923,033	4.91
Granted (weighted average fair value of $0.96 share)	363,332	1.99
Exercised	(16,201)	1.13
Forfeited/expired	(178,000)	5.25

Outstanding, December 31, 2004	1,092,164	$4.00
Granted (weighted average fair value of $0.94 share)[1]	60,000	1.26
Granted (weighted average fair value of $0.34 share)[1]	266,000	2.00
Exercised	(0)	(0)
Forfeited/expired	(41,000)	10.22

Outstanding, December 31, 2005	1,377,164	$3.26

[1]	Of 326,000 options granted during 2005, 60,000 options were granted at an exercise price equal to the market price on the grant date. The remaining 266,000 options were granted with an exercise price greater than the market price of the stock on the grant date.
Additional information regarding options outstanding as of December 31, 2005 is as follows:

		Options		Options Exercisable
		Outstanding
		Weighted Avg.
		Remaining
Range of	Number	Contractual Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(yrs)	Exercise Price	Exercisable	Exercise Price
$1.00-3.00	852,664	3.53	$1.95	677,581	$1.94
4.00-6.00	430,000	1.54	4.35	430,000	4.35
7.25-9.00	35,000	0.32	7.44	35,000	7.44
11.50-13.00	59,500	3.29	11.75	59,500	11.75

$1.00-$13.00	1,377,164	2.82	$3.26	1,202,081	$3.45

7. Commitments
BioTime occupies approximately 5,244 square feet of office and laboratory space in Heritage Square in Emeryville, California under a five year lease. BioTime moved to this facility in May 2005. Monthly rent for the first year of the lease is $10,488. Monthly rent will increase by 3% each year during the initial five year term. If BioTime exercises its option to extend the lease, then monthly rent will be set at 95% of the fair market rent at that time. In addition to rent, BioTime will pay its pro rata share of operating expenses and real estate taxes for the building in which BioTime’s space is located or for the Heritage Square project as a whole, as applicable, based upon the ratio that the number of square feet rented by BioTime bears to the total number of square feet in the building or project.
Rent expenses totaled $172,140, $140,352 and $139,329 for the years ended December 31, 2005, 2004 and 2003, respectively. Remaining minimum annual lease payments for the next five years under the new lease are as follows:

Year	Minimum lease payments

2006	128,058
2007	131,900
2008	135,857
2009	139,933
2010	59,022

$594,770

Indemnification — Under BioTime’s bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments that BioTime could be required to make under the indemnification provisions contained in BioTime’s bylaws is unlimited. However, BioTime has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and no liabilities were recorded for these agreements as of December 31, 2005.
Under the license agreements with Hospira and CJ, BioTime will indemnify Abbott Laboratories (Hospira’s predecessor), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement. Management believes that the possibility of payments under the indemnification clauses is remote. Therefore, BioTime has not recorded a provision for potential claims as of December 31, 2005. BioTime enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords, and (ii) agreements with investors, underwriters, investment bankers, and financial advisers. Under these provisions, BioTime generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments that BioTime could be required to make under these indemnification provisions is unlimited. BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, BioTime believes the estimated fair value of these agreements is minimal. Accordingly, BioTime has no liabilities recorded for these agreements as of December 31, 2005.
8. Income Taxes
The primary components of the net deferred tax asset are:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Deferred tax asset:
Net operating loss carryforwards	$15,610,000	$15,170,000
Research & development and other credits	1,684,000	1,641,000
Other, net	820,000	421,000

Total	18,114,000	17,232,000
Valuation allowance	(18,114,000)	(17,232,000)

Net deferred tax asset	$-0-	$-0-

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

Year Ended December 31,	2005	2004	2003
Computed tax benefit at federal statutory rate	34%	34%	34%
Permanent differences, primarily nondeductible interest	(1%)	(13%)	(18%)
Losses for which no benefit has been recognized	(41%)	(30%)	(30%)
State tax benefit, net of effect on federal income taxes	6%	6%	6%
Research and development and other credits	2%	3%	8%
Foreign taxes	(0%)	(2%)	(5%)

	(0%)	(2%)	(5%)

No tax benefit has been recorded through December 31, 2005 because of the net operating losses incurred and a full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. BioTime established a 100% valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
As of December 31, 2005, BioTime has net operating loss carryforwards of approximately $43,500,000 for federal and $13,900,000 for state tax purposes, which began to expire during 2005. In addition, BioTime has tax credit carryforwards for federal and state tax purposes of $962,000 and $722,000, respectively, which will begin to expire in 2006.
Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation” on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.
9. Related Party Transactions
No consulting fees were paid to any members of the Board of Directors during the years ended December 31, 2005, 2004, and 2003.
10. Proceeds From Key Man Policy
On June 23, 2003, BioTime Chairman and Chief Executive Officer Paul Segall passed away. BioTime maintained a key man life insurance policy on the life of Dr. Segall in the amount of $1,000,000. BioTime collected the insurance proceeds and recognized the gain from this claim in the third quarter of 2003. To address the business needs created by the loss of Dr. Segall, BioTime has created the Office of the President, a three-person executive “office” comprised of the three remaining founders: Dr. Hal Sternberg, Dr. Harold Waitz, and Judith Segall. The Office of the President is charged with assuming those executive duties previously attended to by Paul Segall. BioTime believes that the Office of the President has provided a smooth management transition without entailing additional operating costs.
The appointment of a new chief executive officer from outside its present management team could entail additional executive compensation cost that would be burdensome on BioTime and could require the curtailment of other operating expenses. Accordingly, so long as the Office of the President meets BioTime’s needs, BioTime will defer appointing a new chief executive officer until its cash flow improves and it obtains sufficient new capital to finance the additional executive compensation expenses. It is not possible to determine what impact, if any that, this will have on BioTime’s operations. Scientific concerns of BioTime, such as product development and laboratory research, will continue to be addressed primarily by Dr. Sternberg, the Vice President of Research, who worked very closely with Paul Segall for many years on all matters of scientific import and strategy.

11. Quarterly Results (Unaudited)
Summarized unaudited results of operations for each quarter of the years ended December 31, 2005 and 2004 are as follows:

		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter	Total Year

Fiscal Year Ended December 31, 2005
Revenue	$191,083	$249,274	$240,432	$222,411	$903,200
Net Income (Loss)	$(726,590)	$(442,734)	$(415,058)	$(489,869)	$(2,074,251)
Basic and Diluted Net Income (Loss) per share[1]:	$(0.04)	$(0.02)	$(0.02)	$(0.03)	$(0.12)

Fiscal Year Ended December 31, 2004
Revenue	$130,700	$195,337	$170,381	$191,959	$688,377
Net Loss	$(1,642,942)	$(442,268)	$(452,060)	$(548,054)	$(3,085,324)
Basic and Diluted Net Loss per share[1]:	$(0.10)	$(0.02)	$(0.03)	$(0.03)	$(0.18)

[1]	The sum of quarterly basic and diluted net loss per share does not necessarily equal total year to date basic and diluted net loss per share due to rounding differences.
12. Enterprise-wide Disclosures
Geographic Area Information
     Revenues, including license fees and royalties, by geographic area are based on the country of domicile of the counterparty to the agreement.

Year ending December 31,	2005	2004	2003
Revenues
Domestic	$790,161	$609,677	$514,235
Asia	113,039	78,700	42,187

Total revenues	$903,200	$688,377	$566,422
All of BioTime’s assets are located at its Emeryville, California facility.

Major Customers
BioTime has two major customers comprising significant amounts of total revenues as follows:

Year ending December 31,	2005	2004	2003
% of Total Revenues
Hospira	69%	86%	92%
CJ Corp	11%	11%	8%
13. Subsequent Events
In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 100,000 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common stock was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. No funds have yet been drawn on this line of credit.
On March 24, 2006, BioTime entered into a license agreement with Summit to develop Hextend and PentaLyte in the People’s Republic of China, and Taiwan. Summit has agreed to pay BioTime $500,000 by May 8, 2006 as the initial consideration for the China and Taiwan license. BioTime also will be entitled to receive 50% of the royalties and any milestone payments received by Summit from any third-party sublicensee. As of March 31, 2006, Summit has entered a sublicense agreement with Maruishi for Hextend and PentaLyte in China and Taiwan. Milestone payments of 20,000,000 yen are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Matters required to be reported under paragraph (a) of Item 304 of Regulation S-K have been previously reported. No matter described in paragraph (b) of Item 304 has occurred.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including its principal executive officers and its principal financial officer, have reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Following this review and evaluation, management has collectively determined that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.
     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected, or that could reasonably likely materially affect our internal controls over financial reporting.
Item 9B. Other Information
     We plan to hold our next annual meeting of shareholders on Monday, June 12, 2006. Shareholders who intend to present a proposal for action at our 2006 Annual Meeting of Shareholders must notify the our management of such intention by notice received at our principal executive offices not later than April 30, 2006 for such proposal to be included in our proxy statement and form of proxy relating to such meeting.
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
     The names and ages of the directors and executive officers of BioTime are as follows:
     Hal Sternberg, Ph.D., 52, is our Vice President of Research and a Member of the Office of the President, and has served on the Board of Directors since 1990. Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.
     Harold Waitz, Ph.D., 63, is our Vice President of Engineering and Regulatory Affairs and a member of the Office of the President, and has served on the Board of Directors since 1990. He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.
     Judith Segall, 52, is our Vice President of Operations and Secretary and a member of the Office of the President, and has served on the Board of Directors from 1990 through 1994, and from 1995 through the present date. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

     Milton H. Dresner, 80, has served on the Board of Directors since 1998. Mr. Dresner is a private investor and principal of Milton Dresner Investments. From 1950 until 2000 Mr. Dresner was the Co-Chairman of the Highland Companies, a diversified organization that was engaged in the development and ownership of residential and industrial real estate. Mr. Dresner serves as a director of Avatar Holdings, Inc., a real estate development company.
     Katherine Gordon, Ph.D., 51, has served on the Board of Directors since June 2001. Dr. Gordon is currently Director of Business Development of Harvard Medical School. Prior to her appointment at Harvard in June, 2004, Dr. Gordon was head of corporate development for NovaNeuron, a molecular neurobiology company. Prior to joining NovaNeuron in 2003, Dr. Gordon was Senior Vice President of MitoKor, a company discovering novel therapeutics that act by modulating the activity of mitochondria. Dr. Gordon founded neuroscience company Apollo BioPharmaceutics in 1992 and ran the company as Chief Executive Officer until its acquisition by MitoKor, Inc. in 2001. Prior to founding Apollo BioPharmaceutics, Dr. Gordon was Associate Director at Genzyme Corporation. Dr. Gordon obtained her Ph.D. from Wesleyan University in 1982 and was a post-doctoral fellow at Yale University.
     Michael D. West, Ph.D., 52, has served on the Board of Directors since 2002. Dr. West is the President and Chief Scientific Officer and is the Chairman of the Board of Directors of Advanced Cell Technology, Inc. of Worcester, Massachusetts, a company focused on the medical applications of nuclear transfer (cloning) and embryonic stem cell technologies. Dr. West founded Geron Corporation, in 1990 where he served on the board of directors and in a number of executive positions, including as Vice President of New Technologies from 1993 to 1998, and as a director from inception to 1998. Geron Corporation is engaged in the research and development of diagnostic and therapeutic products for the treatment of cancer and degenerative diseases. Dr. West organized and managed the collaboration that led to the discovery of human embryonic stem and human embryonic germ cells. He received his Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.
     Valeta Gregg, 53, joined the Board of Directors during October 2004. Ms. Gregg is Vice President and Assistant General Counsel, Patents of Regeneron Pharmaceuticals, Inc., a Tarrytown, New York based company engaged in the development of pharmaceutical products for the treatment of a number of serious medical conditions, including cancer, diseases of the eye, rheumatoid arthritis and other inflammatory conditions, allergies, asthma, and obesity. Prior to joining Regeneron in 2002, Ms. Gregg worked as a patent attorney, at Klauber & Jackson in Hackensack, New Jersey from 2001 to 2002, and for Novo Nordisk A/S and its United States subsidiary from 1996 to 2001, and for Fish & Richardson, P.C., Menlo Park, California from 1994 to 1996. Ms. Gregg received her law degree from University of Colorado School of Law in 1992 and received a Ph.D in Biochemistry from the University of Alberta in 1982.

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
     Steven A. Seinberg, J.D., 39, became Chief Financial Officer and Treasurer during August 2001. Prior to assuming these positions, Mr. Seinberg worked for over five years as BioTime’s Director of Financial and Legal Research, a position that involved, among other duties, contract modifications and management of our intellectual property portfolio. Mr. Seinberg received a J.D. from Hastings College of the Law in San Francisco in 1994.
     Jeffrey B. Nickel, Ph.D., 62, became Vice President of Business Development and Marketing during June 2004 and served on the Board of Directors from 1997 until June 2004. Dr. Nickel was the President of Nickel Consulting through which he served as a consultant to companies in the pharmaceutical and biotechnology industries from 1990 until becoming Vice President of BioTime. Prior to starting his consulting business, Dr. Nickel served in a number of management positions for Syntex Corporation and Merck & Company. Dr. Nickel received his Ph.D. in Organic Chemistry from Rutgers University in 1970.
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
     The members of the Audit Committee are Katherine Gordon, Valeta Gregg, and Michael West. Ms. Gordon has announced her intention to retire from the Board of Directors and the Audit Committee effective April 1, 2006. The Audit Committee met seven times during the fiscal year ended December 31, 2005. The purpose of the Audit Committee is to recommend the engagement of our independent auditors and to review their performance, the plan, scope and results of the audit, and the fees paid to the corporation’s independent auditors. The Audit Committee also will review our accounting and financial reporting procedures and controls and all transactions between us and our officers, directors, and shareholders who beneficially own 5% or more of the common shares.
     The Board of Directors has determined that Michael West is an audit committee financial expert within the meaning of Item 410(h) of SEC Regulation S-K on the basis of Mr. West’s experience as the President of Advanced Cell Technology, Inc. and as a founder of Geron, Inc. Mr.

West has had over-sight over the performance of the chief financial and accounting officers of those companies.
     A copy of the Audit Committee Charter has been posted on our internet website and can be found at www.biotimeinc.com.
     The members of the Nominating Committee are Milton Dresner, Katherine Gordon, and Michael West. Ms. Gordon has announced her intention to retire from the Board of Directors and the Nominating Committee effective April 1, 2005. The Nominating Committee was formed during 2004. The purpose of the Nominating Committee is to recommend to the Board of Directors individuals qualified to serve as directors and on committees of the Board.
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
     The Nominating Committee has not set any specific minimum qualifications that a prospective nominee would need in order to be recommended by the Nominating Committee or to serve on the Board or Directors. Rather, in evaluating any new nominee or incumbent director, the Committee will consider whether the particular person has the management, financial, scientific, and industry knowledge, skills, experience, and expertise needed to manage our affairs in light of the skills, experience and expertise of the other members of the Board as a whole. The Committee will also consider whether including a prospective director on the Board will result in a Board composition that complies with (a) applicable state corporate laws, (b) applicable federal and state securities laws, and (c) the rules of the SEC and any stock exchange on which our shares may be listed.
     The members of the Compensation Committee are Milton Dresner, Katherine Gordon, and Michael West. Ms. Gordon has announced her intention to retire from the Board of Directors and the Compensation Committee effective April 1, 2005. The Compensation Committee was formed during 2004. The Compensation Committee oversees our compensation and employee benefit plans and practices, including executive compensation arrangements and incentive plans. The Compensation Committee administers our 2002 Stock Option Plan and makes grants of options to key employees, consultants, scientific advisory board members and independent contractors, but not to officers or directors. Grants of options to officers and directors may be recommended by the Compensation Committee but must be approved by the Board of Directors. A copy of the Nominating Committee Charter has been posted on our internet website and can be found at www.biotimeinc.com.

Compensation of Directors
     The four directors who were not employees each received either $10,000 in cash and options to purchase 10,000 common shares exercisable at $1.26 per share, which was the closing price for BioTime stock on the American Stock Exchange on March 21, 2005, or options to purchase 20,000 common shares exercisable at $1.26 per share. The options granted to these directors vested and became exercisable in equal quarterly installments based on continued service on the Board of Directors. Directors and members of committees of the Board of Directors who are BioTime employees are not compensated for serving as directors or attending meetings of the Board or committees of the Board. Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board. Directors who are BioTime employees are also entitled to receive compensation in such capacity.
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

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year Ended	Salary($)	Bonus	Stock Options (Shares)
Hal Sternberg	December 31, 2005	$90,167	$—	—
Vice President of Research	December 31, 2004	$87,167	$—	50,000
Member, Office of the President	December 31, 2003	$72,000	$—	—

Harold Waitz	December 31, 2005	$94,333	$—	—
Vice President of Engineering	December 31, 2004	$87,167	$—	50,000
Member, Office of the President	December 31, 2003	$72,000	$—	—

Judith Segall	December 31, 2005	$58,500	$—	125,000
Vice President of Operations	December 31, 2004	$108,000	$—	50,000
Corporate Secretary	December 31, 2003	$90,000	$—	—
Member, Office of the President
Stock Options
     The following table summarizes certain information concerning stock options held by each member of the Office of the President as of December 31, 2005.
Aggregated Options Exercised in Last Fiscal Year,
and Fiscal Year-End Option Values

	Number of
	Shares		Number of		Value of Unexercised
	Acquired	Value	Unexercised Options at		In-the-Money Options at
	on	Realized	December 31, 2005		December 31, 2005
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Judith Segall	—	$—	230,000	25,000	$—	$—

Hal Sternberg	—	$—	115,000	25,000	$—	$—

Harold Waitz	—	$—	105,000	25,000	$—	$—
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of March 1, 2006 concerning beneficial ownership of common shares by each shareholder known by us to be the beneficial owner of 5% or more of our common shares, and our executive officers and directors. Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

	Number of	Percent of
	Shares	Total
Alfred D. Kingsley (1)	9,523,670	37.1%
Gary K. Duberstein Greenbelt Corp. Greenway Partners, L.P. Greenhouse Partners, L.P. 110 E. 59th Street, Suite 3203 New York, New York 10022

Neal C. Bradsher (2)	3,321,806	14.0%
Broadwood Partners, L.P. Broadwood Capital, Inc. 767 Fifth Avenue, 50th Floor New York, NY 10153

George Karfunkel (3)	2,342,108	9.9%
59 Maiden Lane New York, New York 10038

Cyndel & Co., Inc. (4) Patrick Kolenik	2,060,423	8.7%
Huntington Laurel Partnership 36 Golf Lane Huntington, NY 11743 Cynthia Bayern Steven Bayern BN Ventures, LLC SJCMB Family Limited Partnership 26 West Broadway #1004 Long Beach, NY 11561

Judith Segall (5)	712,669	3.2%

Hal Sternberg (6)	420,201	1.8%

Harold D. Waitz (7)	338,625	1.5%

Steven A. Seinberg (8)	60,000	*

Jeffrey B. Nickel (9)	172,812	*

Milton H. Dresner (10)	115,614	*

Katherine Gordon (11)	75,000	*

Michael D. West (12)	78,332	*

Valeta Gregg (13)	28,332	*

All officers and directors as a group (9 persons) (14)	2,001,585	8.5%

*	Less than 1%

(1)	Includes 1,422,948 shares presently owned by Greenbelt Corp, 33,750 shares that Greenbelt Corp. will acquire under its consulting agreement with us, 334,632 shares that may be acquired by Greenbelt Corp. upon the exercise of certain warrants, 527,942 shares owned by Greenway Partners, L.P., 448,121 shares that may be acquired by Greenway Partners, L.P. upon the exercise of certain warrants, 4,261,189 shares owned solely by Alfred D. Kingsley, 2,495,088 shares that may be acquired by Mr. Kingsley upon the exercise of warrants, 12,256 shares owned solely by Gary K. Duberstein, and 680 shares that may be acquired by Mr. Duberstein upon the exercise of certain warrants. Mr. Kingsley and Mr. Duberstein control Greenbelt Corp. and may be deemed to beneficially own the warrants and shares that Greenbelt Corp. beneficially owns. Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P., and Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P. Greenhouse Partners, L.P., Mr. Kingsley, and Mr. Duberstein may be deemed to beneficially own the shares that Greenway Partners, L.P. owns. Mr. Duberstein disclaims beneficial ownership of the shares and warrants owned solely by Mr. Kingsley, and Mr. Kingsley disclaims beneficial ownership of the shares owned solely by Mr. Duberstein.

(2)	Includes 1,866,566 shares owned by Broadwood Partners, L.P., 1,412,332 shares that may be acquired by Broadwood Partners, L.P upon the exercise of certain warrants, 37,358 shares owned by Neal C. Bradsher, and 5,550 shares that may be acquired by Mr. Bradsher upon the exercise of certain warrants. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(3)	Includes 1,413,277 shares that maybe acquired upon the exercise of certain warrants.

(4)	Includes 421,429 shares owned by Cyndel & Co., Inc., 485,714 shares that Cyndel maybe acquire upon the exercise of certain warrants, 56,500 shares owned by partnership of which Cynthia Bayern is a general partner, 125,000 shares that Dr. Bayern may acquire upon the exercise of certain warrants, 100,000 shares that Steven Bayern may acquire upon the exercise of certain warrants, 214,286 shares owned by BN Ventures, LLC, 60,000 shares that BN Ventures, LLC may acquire upon the exercise of certain warrants, 74,200 shares owned by SJCMB Family Partnership, 222,897 shares owned by Huntington Laurel Partnership, 220,297 shares that Huntington Laurel Partnership may be acquire upon the exercise of certain warrants, 25,100 shares owned by Patrick Kolenik and 55,000 shares owned by Mr. Kolenik’s wife jointly with a third party. Steven Bayern and Cynthia Bayern are husband and wife and each may be deemed to beneficially own the shares beneficially owned by the other. Mr. Bayern and Mr. Kolenik are the shareholders, officers and directors of Cyndel and may be deemed to beneficially own the shares that Cyndel owns. The shares that Cyndel owns includes shares held in its pension plan. Mr. Bayern and Mr. Kolenik are the members of the general partner of Huntington Laurel Partnership and may be deemed to beneficially own the shares owned by that partnership. Mr. Bayern in a member of BN Ventures, LLC and may be deemed to beneficially own the shares owned by that company. Mr. Bayern is the managing member of the general partner of SJCMB Family Partnership and may be deemed to beneficially own the shares owned by that partnership.

(5)	Includes 255,000 shares that may be acquired upon the exercise of certain stock options, and 45,337 shares that may be acquired upon the exercise of certain warrants.

(6)	Includes 140,000 shares that may be acquired upon the exercise of certain options and 25,931 shares that may be acquired upon the exercise of certain warrants.

(7)	Includes 2,952 shares held for the benefit of Dr. Waitz’s minor children, 130,000 shares that may be acquired by Dr. Waitz upon the exercise of certain stock options, 38,379 shares that may be acquired by Dr. Waitz upon the exercise of certain warrants (including 720 warrants held for the benefit of Dr. Waitz’s minor children).

(8)	Includes 60,000 shares that may be acquired upon the exercise of certain options.

(9)	Includes 160,000 shares that may be acquired upon the exercise of certain options, and 937 shares that may be acquired upon the exercise of certain warrants.

(10)	Includes 90,000 shares that may be acquired upon the exercise of certain options.

(11)	Includes 75,000 shares that may be acquired upon the exercise of certain options.

(12)	Includes 78,332 shares that may be acquired upon the exercise of certain options.

(13)	Includes 28,332 shares that may be acquired upon the exercise of certain options.

(14)	Includes 1,087,248 shares that may be acquired upon the exercise of certain options and warrants.
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
     To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2005, except that Alfred D. Kingsley and Greenbelt Corp. were delinquent in filing a Form 4.
Item 13. Certain Relationships and Related Transactions
     During April 1998, we entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also BioTime shareholders. We agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on our behalf under the agreement. The agreement has been renewed each year and will expire on March 31, 2006. We agreed to issue Greenbelt $90,000 cash and 80,000 common shares for the twelve months ending March 31, 2004, $90,000 cash and 60,000 common shares for the twelve months ending March 31, 2005, and $45,000 cash and 135,000 common shares for the twelve months ending March 31, 2006.
     On December 10, 2003, we commenced the 2003 Rights Offer by distributing 13,654,949 subscription rights to our shareholders, entitling them to purchase a total of 1,706,869 units at a subscription price of $1.40 per unit. Each unit consisted of one new common share and one-half of a warrant to purchase an additional common share. We also reserved 853,434 additional units for sale to fill over-subscriptions.
     A group of private investors (the “2003 Guarantors”) including Mr. Kingsley, Broadwood Partners, LP (“Broadwood”), George Karfunkel, and Cynthia Bayern, and holders of $1,500,000 in principal amount of BioTime Series 2001-A debentures (the “Participating Debenture Holders’), including Mr. Kingsley, Broadwood and Mr. Karfunkel, agreed to purchase units that remained unsold at the conclusion of the 2003 Rights Offer, excluding units that we reserved to issue to fill over-subscriptions, and subject to a maximum purchase commitment of $2,250,000. The Participating Debenture Holders agreed to purchase their portion of any unsold units by exchanging a principal amount of Series 2001-A debentures equal to the purchase price of the units. Mr. Kingsley’s purchase commitment under the Standby Purchase Agreement as a 2003 Guarantor was $187,500, payable in cash, and his purchase commitment as a Participating Debenture Holder was $818,182, payable in debentures. Broadwood’s purchase commitment as a Participating Debenture Holder was $272,727, payable in debentures. Mr. Karfunkel’s purchase commitment under the Standby Purchase Agreement as a 2003 Guarantor was $187,500, payable in cash, and his purchase commitment as a Participating Debenture Holder was $272,727, payable in debentures. Dr. Bayern’s purchase commitment under the Standby Purchase Agreement as a 2003 Guarantor was $375,000, payable in cash. The 2003 Guarantors and Participating Debenture Holders were not required to acquire any units through those commitments because the 2003 Rights Offer was oversubscribed.
     Under the Standby Purchase Agreement, the 2003 Guarantors and Participating Debenture Holders received the following cash and warrants as compensation:

2003 Guarantor or
Participating Debenture Holder	Cash Fee	Warrants
Kingsley	$67,045	335,227
Broadwood	$18,182	90,909
Karfunkel	$30,682	153,409
Bayern	$25,000	125,000
     Under the Standby Purchase Agreement, we also offered to sell up to an additional 428,571 units at the subscription price directly to the 2003 Guarantors and their designees. Mr. Kingsley assigned his right to purchase 107,142 of those units to Dr. Bayern. The Participating Debenture Holders agreed to exchange $1,500,000 of their debentures for units, if the 2003 Rights Offer was over-subscribed so that we issued all of the units reserved to fill excess over-subscriptions, and if the 2003 Guarantors purchased all 428,571 additional units offered to them. Mr. Kingsley exchanged $818,182 of his debentures for 584,415 common shares and 292,207 warrants, Broadwood exchanged $272,727 of its debentures for 194,805 common shares and 97,402 warrants, and Mr. Karfunkel exchanged $272,727 of his debentures for 194,805 common shares and 97,402 warrants.
     Following the 2003 Rights Offer, we eliminated the balance of our debenture indebtedness by repaying $1,850,000 of debentures in cash. Mr. Kingsley, Broadwood, and Mr. Karfunkel received $681,820, $227,273, and $227,273 in cash, respectively, plus accrued interest, for their debentures. Milton Dresner received $100,000 in cash, plus accrued interest for his debentures.
     On October 27, 2005, we commenced the 2005 Rights Offer by distributing 17,871,450 subscription rights to our shareholders, entitling them to purchase a total of 4,467,862 units at a subscription price of $0.40 per unit. Each unit consisted of one new common share and one warrant to purchase an additional common share.
     Mr. Kingsley and his affiliate Greenway Partners, L.P. (“Greenway”), Broadwood, Cyndel & Co., Inc. (“Cyndel”), and Mr. Karfunkel (the “2005 Guarantors”) entered into a new Standby Purchase Agreement under which they agreed to purchase units that remained unsold at the conclusion of the 2005 Rights Offer, excluding units that we reserved to issue to fill over-subscriptions. Mr. Kingsley purchased 605,890 units, Greenway purchased 302,940 units, Broadwood purchased 908,830 units, Mr. Karfunkel purchased 908,830 units, and Cyndel purchased 545,298 units under the Standby Purchase Agreement.
     Under the Standby Purchase Agreement, the 2005 Guarantors received the following cash and warrants as compensation for acting as Guarantors:

2005 Guarantor	Cash Fee	Warrants
Kingsley	$24,444	111,111
Greenway	$12,222	55,555
Broadwood	$36,667	166,667
Karfunkel	$36,667	166,667
Cyndel	$22,000	100,000
     BioTime pays Steven Bayern a monthly fee of $5,000 under a consulting agreement. BioTime also issued Mr. Bayern a warrant to purchase 100,000 common shares at an exercise price of $4.00 per share as part of his consulting compensation during 2004. The warrant will expire in April 2007. Mr. Bayern is an officer, director, and shareholder of Cyndel and is the husband of Cynthia Bayern.
Item 14. Principal Accountant Fees and Services
     BDO Seidman, LLP (“BDO”) audited our annual financial statements for the fiscal years ended December 31, 2004 and 2005, and reviewed our financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2005.
     Audit Fees. BDO billed us $129,141 and $145,258 for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-Q for the first three quarters of 2004 and 2005, respectively. BDO also provided services related to the filing of securities registration statements. Fees for those services were $7,097 and $33,770 for the fiscal years ended December 31, 2004 and December 31, 2005, respectively.
     Audit-Related Fees. BDO billed us $8,760 and $8,440 for audit-related fees during the fiscal years ended December 31, 2004 and 2005, respectively. These fees were incurred in connection with BDO’s determinations of appropriate accounting for the 2003 Rights Offer and the BioTime-Summit transactions, respectively.
     Tax Fees. BDO billed us $7,000 for review and preparation of U.S. federal, state, and local tax returns during the fiscal year ended December 31, 2005. No such services were performed during 2004.

     Other Fees. There were no other fees charged to us by BDO during the fiscal years ended December 31, 2004 and 2005.
     Under practices and procedures adopted by the Audit Committee, the prior approval of the Audit Committee is required for the engagement of BioTime’s auditors to perform any non-audit services for BioTime. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a-1) Financial Statements.
The following financial statements of BioTime, Inc. are filed in the Form 10-K:
Notes to Financial Statements
(a-2) Financial Statement Schedules
All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.
(a-3) Exhibits.

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended.†

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

Exhibit
Numbers	Description
10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.10	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley††

10.11	Form of Series 2001-A 10% Debenture due August 1, 2004‡

10.12	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures‡

10.13	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.14	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.15	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.16	Warrant Agreement between BioTime, Inc. and certain holders of Series 2001-A Debentures***

10.17	Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡

10.18	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.19	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡‡‡

10.20	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc†††

Exhibit
Numbers	Description
10.21	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.****

10.22	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.23	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.24	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

23	Consent of BDO Seidman, LLP.††††

31	Rule 13a-14(a)/15d-14(a) Certification.††††

32	Section 1350 Certification.††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2000.

‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

***	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

‡‡‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

†††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

††††	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2006.

BIOTIME, INC.
By:	/s/ Judith Segall
Judith Segall, Vice President-Operations,
Member, Office of the President*

Signature	Title	Date

/s/ Judith Segall	Vice President -Operations and	April 17, 2006
Judith Segall	Corporate Secretary; Member- Office of the President* and Director

/s/ Hal Sternberg	Vice President-Research;	April 17, 2006
Hal Sternberg, Ph.D.	Member, Office of the President* and Director

/s/ Harold D. Waitz	Vice President-Regulatory Affairs;	April 17, 2006
Harold D. Waitz, Ph.D.	Member, Office of the President* and Director

/s/ Steven A. Seinberg	Chief Financial Officer	April 17, 2006
Steven A. Seinberg	(Principal Financial and Accounting Officer)

Milton H. Dresner	Director	April ___, 2006

Michael D. West	Director	April___, 2006

/s/ Valeta Gregg
Valeta Gregg	Director	April 17, 2006

*	The Office of the President is comprised of the three above-referenced executive officers of the Registrant who collectively exercise the powers of the Chief Executive Officer.

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended.†

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company.++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant.+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^^^

10.10	Warrant Agreement, dated March 27, 2001, between BioTime, Inc. and Alfred D. Kingsley.††

10.11	Form of Series 2001-A 10% Debenture due August 1, 2004.‡

10.12	Warrant Agreement between BioTime, Inc. and Purchasers of Series 2001-A Debentures.‡

10.13	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley.*

Exhibit Numbers	Description

10.14	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.15	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.16	Warrant Agreement between BioTime, Inc. and certain holders of Series 2001-A Debentures.***

10.17	Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation. ‡‡

10.18	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation.‡‡‡

10.19	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates. ‡‡‡‡

10.20	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.†††

10.21	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation. ****

10.22	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.23	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.24	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

23	Consent of BDO Seidman, LLP.††††

31	Rule 13a-14(a)/15d-14(a) Certification.††††

32	Section 1350 Certification.††††

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1997.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 1999.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2000.

‡	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2001.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

***	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

‡‡‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

†††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

††††	Filed herewith.