Form 10QSB
period 2006-03-31
BIOTIME INC
filed 2006-05-15
CIK 876343

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12830
BioTime, Inc.
(Exact name of small business issuer as specified in its charter)

California	94-3127919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6121 Hollis Street
Emeryville, California 94608
(Address of principal executive offices)
(510) 350-2940
(Issuer’s telephone number)
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,574,374 common shares, no par value, as of May 9, 2006.
Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☑

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
Item 1. Financial Statements
BIOTIME, INC.
CONDENSED BALANCE SHEETS

March 31,
2006 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,089,146
Accounts receivable	505,511
Prepaid expenses and other current assets	141,979

Total current assets	1,736,636

EQUIPMENT, net of accumulated depreciation of $576,394	4,715
DEPOSITS AND OTHER ASSETS	20,976

TOTAL ASSETS	$1,762,327

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$296,614
Current portion of deferred revenue	141,375

Total Current Liabilities	437,989

DEFERRED LICENSE REVENUES — long term	1,417,953
ROYALTY OBLIGATION	524,315
OTHER LONG TERM LIABILITIES	6,484

TOTAL LIABILITIES	2,386,741

COMMITMENTS

SHAREHOLDERS’ DEFICIT:
Common shares, no par value, authorized 40,000,000 shares; issued and outstanding 22,440,625	40,301,453
Contributed capital	93,972
Accumulated deficit	(41,019,839)

Total shareholders’ deficit	(624,414)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,762,327

See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUE:
License fees	$35,802	$25,762
Royalties from product sales	205,940	165,321

Total revenue	241,742	191,083

EXPENSES:
Research and development	(265,932)	(462,608)
General and administrative	(436,881)	(454,001)

Total expenses	(702,813)	(916,609)

INTEREST INCOME (EXPENSE) AND OTHER:	(17,116)	(1,064)

NET LOSS	$(478,187)	$(726,590)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.04)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	22,439,469	17,851,450
See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(478,187)	$(726,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,464	2,975
Interest on royalty obligation	31,371	8,877
Stock-based compensation	32,006	15,050
Changes in operating assets and liabilities:
Accounts receivable	(503,561)
Prepaid expenses and other current assets	(46,073)	26,768
Accounts payable and accrued liabilities	(251,760)	37,987
Deferred revenue	468,041	(24,063)
Deferred rent	1,945	—

Net cash used in operating activities	(744,754)	(658,996)

FINANCING ACTIVITIES:
Exercise of warrants	126	—

Net cash provided by financing activities	126	—

DECREASE IN CASH AND CASH EQUIVALENTS	(744,628)	(658,996)
Cash and cash equivalents at beginning of period	1,833,774	1,370,762

Cash and cash equivalents at end of period	$1,089,146	$711,766

See notes to condensed financial statements.

BIOTIME, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization
     General - BioTime, Inc. (“BioTime”) was organized November 30, 1990 as a California corporation. BioTime is a biomedical organization which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.
     The condensed balance sheet as of March 31, 2006, the condensed statements of operations for the three months ended March 31, 2006 and 2005 and the statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by BioTime without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006 and for all periods presented have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results anticipated for the full year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime’s Form 10-K for the year ended December 31, 2005.
     Significant Risks and Uncertainties- BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of BioTime’s products; BioTime’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for BioTime products; BioTime’s ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime’s products; and the availability of reimbursement for the cost of BioTime’s products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.
     Liquidity - At March 31, 2006, BioTime had $1,089,146 cash on hand and a line of credit for $43,600 (see note 3), from which no money has yet been drawn. However, BioTime needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. Management believes that its projected rate of spending, which includes possible spending cuts, cash on hand, anticipated royalties from the sale of Hextend®, licensing fees, and available revolving lines of credit, will allow BioTime to operate through September 30, 2007.
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
     BioTime recognizes royalty revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as BioTime does not have sufficient sales history to accurately predict quarterly sales.
     Grant income is recognized as revenue when earned.
     Indemnification – The following is a summary of BioTime’s agreements that BioTime has determined are within the scope of the Financial Accounting Standards Board (the “FASB”) interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.”

     Under its bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments BioTime could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, BioTime has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2006.
     Under its license agreements with Hospira, Inc. and CJ Corp., BioTime shall indemnify Abbott (Hospira’s predecessor in interest), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement. Management believes that the possibility of payments under the indemnification clauses by BioTime is remote. Therefore, BioTime has not recorded a provision for potential claims as of March 31, 2006.
     BioTime enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions BioTime generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments BioTime could be required to make under these indemnification provisions is unlimited. BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, BioTime believes the estimated fair value of these agreements is minimal. Accordingly, BioTime has no liabilities recorded for these agreements as of March 31, 2006.
     Stock-based Compensation - On January 1, 2006, BioTime adopted Statement of Financial Accounting Standard (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees including employee stock options based on estimated fair values. SFAS 123(R) supersedes BioTime’s previous accounting using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB107”) relating to SFAS 123(R), which provides supplemental implementation guidance for SFAS 123(R). BioTime has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

     BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006. BioTime’s condensed consolidated financial statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $18,843 which consisted of stock-based compensation expense related to employee and director stock options. As of March 31, 2006, total unrecognized compensation costs related to unvested stock options was $48,619, which is expected to be recognized as expense over a weighted average period of approximately 0.80 years.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in BioTime’s condensed consolidated statement of operations. Prior to adoption of SFAS 123(R), BioTime accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation”. Under the intrinsic value method, no stock-based compensation expense had been recognized in BioTime’s condensed consolidated statement of operations, because the exercise price of BioTime’s options granted to employees and directors equaled or was greater than the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in BioTime’s condensed consolidated statement of operations for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the same vesting attribution, vested graded or straight-line method, while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the proforma disclosures required under SFAS 123 for the periods prior to fiscal 2006, BioTime accounted for forfeitures as they occurred.
     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to BioTime’s loss position, there were no such tax benefits during the three months ended March 31, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had BioTime received any tax benefits related to stock option exercises.
     Upon adoption of SFAS 123 (R), BioTime has continued to utilize the Black-Scholes Merton option pricing model which was previously used for BioTime’s proforma disclosures under SFAS 123. BioTime’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime’s expected stock price volatility over the term of the awards, and the actual and the projected employee stock options exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
3. Lines of Credit
     In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. No funds have yet been drawn on this line of credit.
     BioTime also has an available line of credit from American Express, which allows for borrowings up to $43,600; no funds have yet been drawn from this line of credit. Should any such money be drawn, interest will be payable on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%. The line of credit will not expire unless terminated by one of the parties.

4. Royalty Obligation
     In December 2004, BioTime entered into an agreement with Summit Pharmaceuticals International Corporation (“Summit”) to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005 and $150,000 in October 2005. The payments represent a partial reimbursement of BioTime’s development cost of Hextend and PentaLyte. In June 2005, following BioTime’s approval of Summit’s development plan for Hextend, BioTime paid to Summit a one-time fee of $130,000 for their services in preparing the plan. The agreement states that revenues from Hextend and PentaLyte in Japan will be shared between BioTime and Summit as follows: BioTime 40% and Summit 60%. Additionally, BioTime will pay Summit 8% of all net royalties received from the sale of PentaLyte in the United States.
     The accounting treatment of the payments from Summit fall under the guidance of Emerging Issues Task Force (“EITF”) 88-18, “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The EITF reached a consensus on six independent factors that would require reclassification of the proceeds as debt. BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor. As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF 88-18, even though BioTime is not legally indebted to Summit for that amount.
     In July 2005, Summit sublicensed the rights to Hextend in Japan to Maruishi Pharmaceutical Co., Ltd (“Maruishi”). In consideration for the license, Maruishi agreed to pay Summit a series of milestone payments: Yen 70,000,000, (or $593,390 based on foreign currency conversion rates at the time) upon executing the agreement, Yen 100,000,000 upon regulatory filing in Japan, and Yen 100,000,000 upon regulatory approval of Hextend in Japan. Consistent with the terms of the BioTime and Summit agreement, Summit paid 40% of the initial agreement execution amount, $237,356, to BioTime during October 2005. BioTime does not expect the regulatory filing and approval milestones to be attained for several years.
     The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit. BioTime first became aware of the terms of the Maruishi sublicense during the fourth quarter of 2005, at which time BioTime prepared an estimate of the future cash flows, and determined that Summit will earn a majority of its return on investment from its agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales. Considering this, the imputed $770,000 obligation to Summit is viewed for accounting purposes as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue. Accordingly, BioTime recorded the entire $593,390 paid by Maruishi to Summit for the sublicense as deferred revenue, to be amortized over the remaining life of the patent through 2019. BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit. The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18. Interest on the long-term royalty obligation is accrued monthly, using the effective interest method beginning October 2005, at the rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered. Prior to October 2005, BioTime was accruing interest at a rate of 12% based upon its incremental borrowing rate because the effective interest rate derived from future “deemed payments” could not be reasonably estimated. The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $31,371 and $8,877 of interest expense on the long-term royalty obligation during the three months ended March 31, 2006 and March 31, 2005, respectively.
5. Shareholders’ Deficit
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
     During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime. The agreement has been renewed each subsequent year ending March 31. For the twelve months ending March 31, 2006, BioTime agreed to pay Greenbelt $45,000 in cash and issue 135,000 common shares. Expenses of $24,413 and $37,550 relating to the term of the agreement were recognized during the three months ended March 31, 2006 and March 31, 2005, respectively. During April 2006, BioTime paid the remaining $45,000 obligation under the agreement for the twelve months ended March 31, 2006 and issued 33,750 common shares. During March 2006, the board of directors approved the renewal of the agreement with Greenbelt for the 12 months ending March 31, 2007. BioTime will pay Greenbelt a cash fee of $90,000 and will issue Greenbelt 200,000 common shares. The common shares will be issued as follows: 150,000 shares on January 2, 2007 for services rendered through

December 31, 2006, and 50,000 shares on April 2, 2007 for services rendered from January 1, 2007 through March 31, 2007. The cash fee will be payable as follows: $30,000 on January 2, 2007, $30,000 on April 2, 2007, and $30,000 on October 1, 2007; provided, that BioTime may defer either or both of the cash payments that would otherwise be due on January 2, 2007 and April 2, 2007 until a date that BioTime may determine, but not later than October 1, 2007. If BioTime elects to defer either or both cash payments, BioTime will issue to Greenbelt 30,000 additional common shares for each deferred payment within ten business days after the date on which the deferred cash payment was originally due.
     Activity related to the Greenbelt agreement is presented in the table below:

	Balance	Add:			Less:	Balance
	included in	Cash-	Add: Stock-		Value of	included in
	Accounts	based	based		stock-	Accounts
	Payable at	expense	expense	Less:Cash	based	Payable at
	January 1	accrued	accrued	payments	payments	March 31,

2006	$65,138	11,250	13,163	(0)	(31,388)	$58,163
2005	$112,950	22,500	15,050	(45,000)	(60,400)	$45,100
     During the three months ended March 31, 2006 and 2005, BioTime issued to Greenbelt 101,250 and 40,000 common shares, respectively, valued at $31,388 and $60,400.
     During the three months ended March 31, 2006, 63 warrants were exercised for proceeds of $126.
6. Licensing Agreement
     On March 24, 2006, BioTime entered into a license agreement with Summit to develop Hextend and PentaLyte in the People’s Republic of China, and Taiwan. Summit paid BioTime $500,000 in May 2006 as the initial consideration for the China and Taiwan license. At March 31, 2006, BioTime had a receivable of $500,000 for this amount. BioTime has recorded this amount as deferred revenue which will be amortized over the remaining life of the underlying patents. BioTime also will be entitled to receive 50% of the royalties and any milestone payments received by Summit from any third-party sublicense, excluding the first payment made by a sublicensee upon execution of an agreement with Summit. Summit has entered a sublicense agreement with Maruishi for Hextend and PentaLyte in China and Taiwan. Milestone payments of 20,000,000 yen are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense.
7. Net Income (Loss) Per Share
     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three months ended March 31, 2006 and 2005, options to purchase 1,509,664 and 1,211,164, common shares, respectively, and warrants to purchase 8,169,909 and 3,153,191 common shares, respectively, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.
8. Valuation and Expense Information under SFAS 123(R)
     During 1992, BioTime adopted the 1992 Stock Option Plan (the “1992 Plan”). Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of March 31, 2006, options to purchase 285,500 shares had been granted and were outstanding at exercise prices ranging from $1.55 to $11.75 under the 1992 Plan. At March 31, 2006, no options were available for future grants under the 1992 Plan.
     During 2002 BioTime adopted a new stock option plan (the “2002 Plan”). The 2002 Plan was amended during December 2004 to increase the number of shares available for the issuance of options. Under the 2002 Plan, BioTime has reserved 2,000,000 common shares for issuance under options granted to eligible persons. No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant. Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee. The 2002 Plan also permits BioTime to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle BioTime to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment. BioTime may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares. Under the 2002 Plan, as of March 31, 2006, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 1,124,164 common shares at exercise prices ranging from $0.34 to $4.00 per share; and had 834,836 options available for future grants.
     On January 1, 2006 BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options. The following table summarizes stock-based compensation expense related to employee and director stock options awards for the three months ended March 31, 2006, which was allocated as follows:

Three Months Ended March
31, 2006 (under SFAS
123(R))
Stock-based compensation expense:

Research and Development	$—
General and Administrative	18,843

Stock-based compensation expense included in operating expense	18,843

Total stock-based compensation expense	18,843

     The following table compares the net loss and basic and diluted loss per share for the three months ended March 31, 2006 and March 31, 2005 as if the fair value recognition provision of SFAS 123(R) had been applied for both periods as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income (loss)—as reported for the prior period (1)	N/A	$(726,590)

Stock-based compensation expense related to employee stock options (2)	(18,843)	(44,842)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income (loss), including the effect of stock-based compensation expense (3)	$(478,187)	$(771,432)

Net income (loss) per share—as reported for the prior period (1) Basic and diluted		$(0.04)

Net income (loss) per share, including the effect of stock-based compensation expense (3)
Basic and diluted	$(0.02)	$(0.04)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because BioTime did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.
     Prior to the adoption of SFAS 123(R), the value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.
     The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $0.25 and $0.84 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Expected lives in years	5	5
Risk free interest rates	4.79%	4.67%
Volatility	93.00%	79.30%
Dividend yield	0%	0%

     For options granted prior to 2006 and valued in accordance with SFAS 123, the expected life and the expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.
General Option Information
     A summary of all option activity for the three months ended March 31, 2006 is as follows:

	Options available	Number of	Weighted Average
	for grant	Shares	Exercise Price
Outstanding, December 31, 2005	887,336	1,477,164	$3.31
Granted	(52,500)	52,500	0.34
Exercised	—	—	—
Forfeited/expired	—	(20,000)	7.25

Outstanding, March 31, 2006	834,836	1,509,664	$3.16

     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

		Options Outstanding				Options Exercisable

		Weighted Avg.
		Remaining
Range of		Contractual Life	Weighted Avg.	Aggregate Intrinsic		Weighted Avg.	Aggregate Intrinsic
Exercise Prices	Number Outstanding	(yrs)	Exercise Price	Value	Number Exercisable	Exercise Price	Value

$0.34-3.00	905,164	3.32	$1.86	$2,625	730,164	$1.91	$750
4.00-6.00	530,000	1.05	4.28	—	530,000	4.28	—
7.25-11.75	74,500	2.47	10.93	—	74,500	10.93	—

$0.34-$11.75	1,509,664	2.56	$3.16	$2,625	1,434,664	$3.36	$750

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on BioTime’s closing stock price of $0.39 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 15,000.
Accuracy of Fair Value Estimates
     BioTime uses third-party party analyses to assist in developing the assumptions used to determine fair value of share-based payment awards granted. BioTime’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The variables include, but are not limited to BioTime’s expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
9. Subsequent Events
     In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. No funds have yet been drawn on this line of credit.
     On April 3, 2006, BioTime issued 33,750 common shares in conjunction with the 2005 Greenbelt agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
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
     Revenues for the three months ended March 31, 2006 consist of royalties on sales made by Hospira during the period beginning October 1, 2005 and ending December 31, 2005. Royalty revenues recognized for that three-month period were $205,940, a 25% increase from the $165,321 of royalty revenue during the same period last year. Licensee sales to hospitals increased while sales to the United States Armed Forces declined during the period. Hextend has been purchased by the Armed Forces through intermittent large volume orders, and is part of the Tactical Combat Casualty Care protocol. This protocol is published in the 2005 military edition of PHTLS: Basic and Advanced Prehospital Trauma Life Support by The National Association of Emergency Medical Technicians in cooperation with The American College of Surgeons.
     We expect to receive royalties from Hospira and CJ during May 2006, based on Hextend sales during the three months ended March 31, 2006. This revenue will be reflected in our financial statements for the second quarter of 2006. In addition, we received $500,000 from Summit in May 2006 as the initial consideration for its China and Taiwan license.

     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead contributing to sales growth.
     We are conducting a Phase II clinical trial of PentaLyte in which PentaLyte is being used to treat hypovolemia in cardiac surgery. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete a Phase I clinical trial of PentaLyte, and we are now conducting a Phase II clinical trial. We expect our Phase II trial will cost approximately an additional $350,000. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.
     If Hospira obtains a license to manufacture and market PentaLyte under our License Agreement with them, they would reimburse us for all our direct costs incurred in developing PentaLyte. Hospira’s decision whether to license PentaLyte would follow the completion of our Phase II trial.
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
     We are also continuing to develop solutions for low temperature surgery. Once a sufficient amount of data from successful low temperature surgery has been compiled, we plan to seek permission to use Hextend as a complete replacement for blood under near-freezing conditions. We currently plan to market Hextend for complete blood volume replacement at very low temperatures under the registered trademark “HetaCool®” after FDA approval is obtained, although the time frame for such approval is presently uncertain.

     We have been awarded a $299,990 research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (“NIH”) for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We were granted $149,994 for the project during 2004 and $149,996 during 2005. Through December 31, 2005, $184,186 of the grant funds had been paid to us. The time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2007.
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

Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standard 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our directors and employees including employee stock options based on estimated fair values. Stock based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $18,843 which consisted of stock-based compensation expense related to employee and director stock option grants.
     We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of March 31, 2006, total unrecognized compensation costs related to unvested stock options was $48,619, which is expected to be recognized as expense over a weighted average period of approximately 0.80 years.
     Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes Merton model. Prior to the adoption of SFAS 123(R), the value of each employee stock options was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of the fair value of share-based payment awards on the date grant using an option pricing model is affected by our stock price as well assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes Merton model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividend yields. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $0.25 per share using the Black-Scholes Merton model with the following weighted average assumptions:

Three Months Ended
March 31, 2006
Expected lives in years	5
Risk free interest rates	4.79%
Volatility	93.00%
Dividend yield	0%
     The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton option valuation model with the weighted average assumption for volatility,

expected term and risk-free rate. The expected term of options grants is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. treasury rates in effect during the corresponding period of grant. The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.
     As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, estimated forfeitures have been accounted for. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
Results of Operations
Revenues
     During the three months ended March 31, 2006, we recognized $35,292 of license fee revenues related to our agreements with CJ and Summit. The CJ license fee of $800,000, net of the finder’s fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering BioTime’s products in Korea. See Note 2 to the condensed financial statements.
     For the three months ended March 31, 2006, we recognized $205,940 in royalty revenue, whereas we recognized $165,321 for the three months ended March 31, 2005. This increase of 25% in royalties is attributable to an increase in product sales by Hospira. During the period, sales to hospitals increased while sales to the United States Armed Forces declined, reflecting the fact that the Armed Forces purchases Hextend in intermittent large volume orders.
Operating Expenses
     Research and development expenses were $265,932 for the three months ended March 31, 2006, compared to $462,608 for the three months ended March 31, 2005. This decrease is chiefly attributable to a $196,401 decrease in outside research, as payments made in the prior year to initiate our phase II clinical trial for PentaLyte were not repeated this year. Research and development expenses include clinical trails expenses, laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States, and consultants’ fees.
     General and administrative expenses decreased to $436,881 for the three months ended March 31, 2006 from $454,001 for the three months ended March 31, 2005. Several changes in various general and administrative expense accounts acted to almost completely offset each other. An increase in patent expense of $22,541 was offset by a $23,596 decrease in investor relations expense, as we cut spending in that area. Also, an increase of approximately $28,000 in accounting fees was offset by a $29,168 decrease in general and administrative consulting expenses. The bulk of the remaining overall change was due to a decrease in legal expense of approximately $22,000.
Interest and Other Income
     For the three months ended March 31, 2006, we incurred net interest and other expense of $17,116, compared to expense of $1,064 for the three months ended March 31, 2005. This increase in expense is due to higher interest expense associated with our imputed royalty obligation under our license agreement with Summit, offset by higher interest income, due to larger cash balances and higher microcannula sales.
Income Taxes
     During the three months ended March 31, 2006, we incurred no foreign withholding taxes. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.
Liquidity and Capital Resources
     During December 2005, we completed a new subscription rights offer under which we raised gross proceeds of $1,787,144 through the sale of 4,467,862 common shares and warrants (the “2005 Rights Offer”). See Note 5 to the financial statements.
     We have entered into agreements with Summit to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan. Summit has sublicensed to Maruishi the right to manufacture and market Hextend in Japan, and the right to manufacture and market Hextend and PentaLyte in China and Taiwan. Summit paid us $500,000 in May 2006 as the initial consideration for the China and Taiwan license.
     In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira.

The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. No funds have yet been drawn on this line of credit.
     The major components of our net cash used in operations of approximately $745,000 in the first quarter of 2006 are our net loss of $478,000, along with a $252,000 reduction in accounts payable and accrued expenses.
     At our projected rate of spending, which includes possible spending cuts, we expect that our cash on hand, anticipated royalties from the sale of Hextend, licensing fees, and our available revolving line of credit will allow us to operate through September 30, 2007.
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
     We have no contractual obligations as of March 31, 2006, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California. Under this lease, we are committed to make payments of $10,488 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive officers and our principal financial officer, have reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Following this review and evaluation, management has collectively determined that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-QSB.
Changes in Internal Controls
     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During January 2006, we issued 101,250 common shares, and during April 2006, we issued 33,750 common shares, to Greenbelt Corp., our financial advisor, as compensation for services rendered during the period April 1, 2005 through March 31, 2006 under the terms of a previously reported agreement.
Item 5. Other Information
     We plan to hold our next annual meeting of shareholders on July 24, 2006. Shareholders who intend to present a proposal for action at our 2006 Annual Meeting of Shareholders must notify the our management of such intention by notice received at our principal executive offices not later than June 9, 2006 for such proposal to be included in our proxy statement and form of proxy relating to such meeting.
Item 6. Exhibits and Reports on Form 8-K

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended †

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

Exhibit
Numbers	Description
10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. (Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005)††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006. (Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005) ††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

31	Rule 13a-14(a)/15d-14(a) Certification ++++

Exhibit
Numbers	Description
32	Section 1350 Certification ++++

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
^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.
* Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.
** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.
***Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.
‡ Incorporated by reference to BioTime’s Form 8-K filed December 30, 2004.
‡‡Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005
‡‡‡ Incorporated by reference to BioTime’s Form 8-K filed December 20, 2005.
††Incorporated by reference to BioTime’s Form 8-K filed January 13, 2006

†††Incorporated by reference to BioTime’s Form 8-K filed March 30, 2006
†††† Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.
++++Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BIOTIME, INC.

Date: May 15, 2006	/s/Judith Segall
Judith Segall
Vice-President – Operations Member, Office of the President*

Date: May 15, 2006	/s/Hal Sternberg
Hal Sternberg
Vice-President – Research Member, Office of the President*

Date: May 15, 2006	/s/Harold Waitz
Harold Waitz
Vice-President – Regulatory Affairs Member, Office of the President*

Date: May 15, 2006	/s/Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

*	The Office of the President is comprised of the three above-referenced executive officers of BioTime who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended †

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

Exhibit
Numbers	Description
10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. (Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005)††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006. (Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005) ††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

31	Rule 13a-14(a)/15d-14(a) Certification ++++

32	Section 1350 Certification ++++
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
^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.
* Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.
** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.
***Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.
‡ Incorporated by reference to BioTime’s Form 8-K filed December 30, 2004.
‡‡Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005
‡‡‡ Incorporated by reference to BioTime’s Form 8-K filed December 20, 2005.
††Incorporated by reference to BioTime’s Form 8-K filed January 13, 2006
†††Incorporated by reference to BioTime’s Form 8-K filed March 30, 2006
†††† Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.
++++Filed herewith