Form 10QSB
period 2006-06-30
BIOTIME INC
filed 2006-08-14
CIK 876343

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,574,374 common shares, no par value, as of August 4, 2006.
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
Item 1. Financial Statements
BIOTIME, INC.
CONDENSED BALANCE SHEETS

June 30,
2006 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$999,436
Accounts receivable	6,598
Prepaid expenses and other current assets	104,201

Total current assets	1,110,235

EQUIPMENT, net of accumulated depreciation of $579,977	1,132
DEPOSITS AND OTHER ASSETS	29,219

TOTAL ASSETS	$1,140,586

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$278,876
Current portion of deferred license revenue	182,131

Total Current Liabilities	461,007

DEFERRED LICENSE REVENUE — long term	1,337,837
ROYALTY OBLIGATION	558,428
OTHER LONG TERM LIABILITIES	8,115

TOTAL LIABILITIES	2,365,387

COMMITMENTS

SHAREHOLDERS’ DEFICIT:
Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—
Common shares, no par value, authorized 40,000,000 shares; issued and outstanding 22,574,374	40,368,909
Contributed capital	93,972
Accumulated deficit	(41,687,682)

Total shareholders’ deficit	(1,224,801)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,140,586

See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUE:
License fees	$43,238	$24,063	$79,040	$49,825
Royalties from product sales	99,957	148,727	305,897	314,048
Grant income	—	76,484	—	76,484

Total revenue	143,195	249,274	384,937	440,357

EXPENSES:
Research and development	(381,996)	(341,510)	(649,807)	(804,118)
General and administrative	(402,379)	(334,938)	(837,381)	(788,939)

Total expenses	(784,375)	(676,448)	(1,487,188)	(1,593,057)

INTEREST INCOME (EXPENSE) AND OTHER:	(26,664)	(15,560)	(43,780)	(16,624)

NET LOSS	$(667,844)	$(442,734)	$(1,146,031)	$(1,169,324)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.05)	$(0.07)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	22,561,915	17,871,450	22,501,030	17,861,063
See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,146,031)	$(1,169,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,046	4,425
Interest on royalty obligation	65,484	28,997
Amortization of debt issuance costs	5,295	—
Stock-based compensation	59,298	35,825
Changes in operating assets and liabilities:
Accounts receivable	(4,648)	—
Prepaid expenses and other current assets	16,166	10,561
Deposits	—	(4,926)
Accounts payable and accrued liabilities	(267,332)	39,697
Deferred revenue	428,682	(48,125)
Other long-term liabilities	3,576	648

Net cash used in operating activities	(834,464)	(1,102,222)

FINANCING ACTIVITIES:
Increase in royalty obligation	—	450,000
Payment on royalty obligation	—	(130,000)
Exercise of options	126	—

Net cash provided by financing activities	126	320,000

DECREASE IN CASH AND CASH EQUIVALENTS	(834,338)	(782,222)
Cash and cash equivalents at beginning of period	1,833,774	1,370,762

Cash and cash equivalents at end of period	$999,436	$588,540

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of shares to secure line of credit	$38,000	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See notes to condensed financial statements.	(Concluded)

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
     The condensed balance sheet as of June 30, 2006, the condensed statements of operations for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by BioTime without audit. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2006 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results anticipated for the full year.
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
     Liquidity - At June 30, 2006, BioTime had $999,436 of cash on hand and available lines of credit totaling $543,600 (see Note 3), from which no money has yet been drawn. However, BioTime needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. Management believes that its projected rate of spending, which includes possible spending cuts, cash on hand, anticipated royalties from the sale of Hextend®, licensing fees, and available revolving lines of credit, will allow BioTime to operate through September 30, 2007.
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

     Under its bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments BioTime could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, BioTime has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2006.
     Under its license agreements with Hospira, Inc. and CJ Corp., BioTime shall indemnify Abbott (Hospira’s predecessor in interest), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement. Management believes that the possibility of payments under the indemnification clauses by BioTime is remote. Therefore, BioTime has not recorded a provision for potential claims as of June 30, 2006.
     BioTime enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions BioTime generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments BioTime could be required to make under these indemnification provisions is unlimited. BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, BioTime believes the estimated fair value of these agreements is minimal. Accordingly, BioTime has no liabilities recorded for these agreements as of June 30, 2006.
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

     BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006. BioTime’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $16,968 and $35,811, respectively, which consisted of stock-based compensation expense related to employee and director stock options.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in BioTime’s condensed consolidated statement of operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, as well as compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the same vesting attribution, vested graded or straight-line method, while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 will be recognized using the straight-line method of expense attribution. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the second quarter 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the proforma disclosures required under SFAS 123 for the periods prior to fiscal 2006, BioTime accounted for forfeitures as they occurred.
     SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to BioTime’s loss position, there were no such tax benefits during the six months ended June 30, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had BioTime received any tax benefits related to stock option exercises.
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
3. Lines of Credit
     In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. The debt issuance costs are being amortized to interest expense through the maturity date of October 31, 2007. If any of the criteria (A) through (D) shall occur before October 31, 2007, the remaining unamortized debt issuance costs will be charged to interest expense at that time. No funds have yet been drawn on this line of credit.
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
     The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit. BioTime first became aware of the terms of the Maruishi sublicense during the fourth quarter of 2005, at which time BioTime prepared an estimate of the future cash flows, and determined that Summit will earn a majority of its return on investment from its agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales. Considering this, the imputed $770,000 obligation to Summit is viewed for accounting purposes as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60%

share of Japanese revenue. Accordingly, BioTime recorded the entire $593,390 paid by Maruishi to Summit for the sublicense as deferred revenue, to be amortized over the remaining life of the patent through 2019. BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit. The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18. Interest on the long-term royalty obligation is accrued monthly, using the effective interest method beginning October 2005, at the rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered. Prior to October 2005, BioTime was accruing interest at a rate of 12% based upon its incremental borrowing rate because the effective interest rate derived from future “deemed payments” could not be reasonably estimated. The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $65,484 and $28,997 of interest expense on the long-term royalty obligation during the six months ended June 30, 2006 and June 30, 2005, respectively.
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
     Certain persons acted as guarantors of the 2005 Rights Offer under a Standby Purchase Agreement pursuant to which they agreed to purchase up to 4,467,862 units if the subscription rights were not fully exercised. In consideration for their agreement, BioTime paid the guarantors $132,000 in cash and issued to them warrants to purchase 600,000 common shares, which were accounted for as costs of the equity financing. The $132,000 was included in accounts payable and accrued expenses as of December 31, 2005. Total cash costs for the Rights Offer, which were recorded as a reduction of the proceeds received, were $379,984. The warrants issued to the guarantors have the same terms as the warrants BioTime sold in the 2005 Rights Offer. The market price of all warrants issued in the 2005 Rights Offer was $0.05 per warrant on the closing date.
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
     Activity related to the Greenbelt agreement is presented in the table below:

	Balance	Add:			Less:	Balance
	included in	Cash-	Add: Stock-		Value of	included in
	Accounts	based	based		stock-	Accounts
	Payable at	expense	expense	Less: Cash	based	Payable at
	January 1	accrued	accrued	payments	payments	June 30,
2006	$65,138	$33,750	$23,487	$(45,000)	$(43,875)	$33,500
2005	$112,950	$33,750	$35,825	$(45,000)	$(84,200)	$53,325
During the six months ended June 30, 2006 and 2005, the Company issued to Greenbelt 135,000 and 60,000 common shares, respectively, valued at $43,875 and $84,200.
During the six months ended June 30, 2006, 63 warrants were exercised for proceeds of $126.
6. Licensing Agreement
     On March 24, 2006, BioTime entered into a license agreement with Summit to develop Hextend and PentaLyte in the People’s Republic of China, and Taiwan. Summit paid BioTime $500,000 in May, 2006 as the initial consideration for the China and Taiwan license. BioTime also will be entitled to receive 50% of the royalties and any milestone payments received by Summit from any third-party sublicense, excluding the first payment made by a sublicense upon execution of an agreement with Summit. Summit has entered a sublicense agreement with Maruishi for Hextend and PentaLyte in China and Taiwan. Milestone payments of Yen 20,000,000 are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense.
     BioTime has recorded the $500,000 payment as deferred revenue, as development of Pentalyte has not yet been completed. As the expected completion date is uncertain, BioTime will amortize deferred revenue over the remaining lives of the underlying Hextend and PentaLyte patents, through 2019. Approximately $6500 has been amortized during the second quarter of 2006.
7. Net Income (Loss) Per Share

     Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three and six months ended June 30, 2006 and 2005, options to purchase 1,479,644 and 1,211,164 common shares, respectively, and warrants to purchase 7,847,867 and 3,153,191 common shares, respectively, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.
8. Valuation and Expense Information under SFAS 123(R)
     During 1992, BioTime adopted the 1992 Stock Option Plan (the “1992 Plan”). Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of June 30, 2006, options to purchase 270,500 shares had been granted and were outstanding at exercise prices ranging from $1.55 to $11.75 under the 1992 Plan. At June 30, 2006, no options were available for future grants under the 1992 Plan.
     During 2002 BioTime adopted a new stock option plan (the “2002 Plan”). The 2002 Plan was amended during December 2004 to increase the number of shares available for the issuance of options. Under the 2002 Plan, BioTime has reserved 2,000,000 common shares for issuance under options granted to eligible persons. No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant. Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee. The 2002 Plan also permits BioTime to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle BioTime to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment. BioTime may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares. Under the 2002 Plan, as of June 30, 2006, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 1,109,164 common shares at exercise prices ranging from $0.34 to $4.00 per share; and had 849,836 options available for future grants.
     On January 1, 2006 BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options. The following table summarizes stock-based compensation expense related to employee and director stock options awards for the three months ended June 30, 2006, which was allocated as follows:

	Three
	Months
	Ended June
	30, 2006	Six Months Ended
	(under SFAS	June 30, 2006 (under
	123(R))	SFAS 123(R))
Stock-based compensation expense:

Research and Development	$—	$—
General and Administrative	16,968	35,811

Stock-based compensation expense included in operating expense	16,968	35,811

Total stock-based compensation expense	$16,968	$35,811

     The following table compares the net loss and basic and diluted loss per share for the three and six months ended June 30, 2006 and June 30, 2005 as if the fair value recognition provision of SFAS 123(R) had been applied for both periods as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)—as reported for the prior period (1)	N/A	$(442,734)	N/A	$(1,169,324)

Stock-based compensation expense related to employee stock options (2)	(16,968)	(45,808)	(35,811)	(90,650)

Net income (loss), including the effect of stock-based compensation expense (3)	$(667,844)	$(488,452)	$(1,146,031)	$(1,259,974)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss) per share—as reported for the prior period (1)

Basic and diluted		$(0.02)	$	$(0.07)

Net income (loss) per share, including the effect of stock-based compensation expense (3)

Basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because BioTime did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.
     BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006. BioTime’s condensed consolidated financial statements as of and for the three months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of June 30, 2006, total unrecognized compensation costs related to unvested stock options was $27,899, which is expected to be recognized as expense over a weighted average period of approximately 0.80 years.
     For all applicable periods, the value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.
     The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $0.25 and $0.84 per share, respectively, using the Black- Scholes Merton model with the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30,2005
Expected lives in years	5	5
Risk free interest rates	4.79%	4.67%
Volatility	93%	79.3%
Dividend yield	0%	0%
     For options granted prior to 2006 and valued in accordance with SFAS 123, the expected life and the expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.
General Option Information
A summary of all option activity for the six months ended June 30, 2006 is as follows:

			Weighted
	Options available	Number of	Average
	for grant	Shares	Exercise Price
Outstanding, December 31, 2005	887,336	1,477,164	$3.31
Granted	(52,500)	52,500	0.34
Exercised	—	—	—
Forfeited/expired	15,000	(50,000)	4.02

Outstanding, June 30, 2006	849,836	1,479,664	$3.14

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

		Options Outstanding				Options Exercisable
		Weighted
		Avg.
		Remaining	Weighted			Weighted
		Contract	Avg.	Aggregate		Avg.	Aggregate
Range of	Number	ual Life	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Prices	Outstanding	(yrs)	Price	Value	Exercisable	Price	Value
$0.34-3.00	890,164	3.06	$1.88	$—	784,414	$1.90	$—
4.00-6.00	530,000	0.85	4.28	—	530,000	4.28	—
11.75	59,500	2.79	11.75	—	59,500	11.75	—

$0.34-$11.75	1,479,664	2.26	$3.14	$—	1,373,914	$3.25	$—

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
     Revenues for the three months ended June 30, 2006 consist of royalties on sales made by Hospira and CJ during the period beginning January 1, 2006 and ending March 31, 2006. Royalty revenues recognized for that three-month period were $99,957, a 33% decrease from the $148,727 of royalty revenue during the same period last year. In addition, we received $500,000 from Summit in May 2006 as the initial consideration for its China and Taiwan license.
     Sales of Hextend during the first calendar quarter of 2006 may reflect purchasing practices of certain wholesale distributors who increased their purchases of inventory during the last quarter of 2005, with a corresponding reduction in purchases during the first quarter of this year. In this regard, royalties from sales of Hextend to hospitals increased in the second quarter of 2006 as compared to the same period last year.

Sales to the U.S. Armed forces also declined during the first calendar quarter of 2006. The Armed Forces purchased smaller quantities of Hextend during January and February 2006 than during the same period last year, but began purchasing larger amounts again during March and in the second quarter of 2006. This purchasing pattern reflects the fact that the Armed Forces purchase Hextend through intermittent, large volume orders.
     We expect to receive royalties of $250,017 from Hospira and CJ during August, 2006, based on Hextend sales during the three months ended June 30, 2006. Royalties increased 94% from royalty revenues of $128,829 received during the same period last year. The increase is attributable to increased sales of Hextend. This revenue will be reflected in our financial statements for the third quarter of 2006. The increase in royalties reflects a growth in sales to both hospitals and the United States Armed Forces.
     Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers and is part of the Tactical Combat Casualty Care protocol. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead contributing to sales growth.
     We are conducting a Phase II clinical trial of PentaLyte in which PentaLyte is being used to treat hypovolemia in cardiac surgery. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete a Phase I clinical trial of PentaLyte, and we are now conducting a Phase II clinical trial. We expect our Phase II trial will cost approximately an additional $320,000. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.
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
Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standard 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our directors and employees including employee stock options based on estimated fair values. Stock based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $35,811 which consisted of stock-based compensation expense related to employee and director stock option grants.
     BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006. BioTime’s condensed consolidated financial statements as of and for the three months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of June 30, 2006, total unrecognized compensation costs related to unvested stock options was $27,899, which is expected to be recognized as expense over a weighted average period of approximately 0.80 years.
     Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes Merton model. Prior to the adoption of SFAS 123(R), the value of each employee stock options was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of the fair value of share-based payment awards on the date grant using an option pricing model is affected by our stock price as well assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes Merton model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividend yields. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2006 was $0.25 per share using the Black-Scholes Merton model with the following weighted average assumptions:

Six Months Ended
June 30, 2006
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
     As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, estimated forfeitures have been accounted for. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
Results of Operations
Revenues
     During the three months ended June 30, 2006, we recognized $41,878 of license fee revenues related to our license agreements with CJ and Summit. The CJ license fee of $800,000, net of the finder’s fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering BioTime’s products in Korea. See Notes 2 and 4 to the condensed financial statements.
     For the three months ended June 30, 2006, we recognized $99,957 in royalty revenue, whereas we recognized $148,727 for the three months ended June 30, 2005. This decrease of 33% in royalties is attributable to a decrease in product sales by Hospira. Sales of Hextend during the first calendar quarter of 2006, upon which our second quarter royalty revenues are based, may reflect purchasing practices of certain wholesale distributors who increased their purchases of inventory during the last quarter of 2005, with a corresponding reduction in purchases during the first calendar quarter of this year. Sales to the U.S. Armed forces also declined during the first calendar quarter of 2006. The Armed Forces purchased smaller quantities of Hextend during January and February 2006 than during the same period last year, but began purchasing larger amounts again during March and in the second quarter of 2006. This purchasing pattern reflects the fact that the Armed Forces purchase Hextend through intermittent, large volume orders.
Operating Expenses

     Research and development expenses were $381,996 for the three months ended June 30, 2006, compared to $341,510 for the three months ended June 30, 2005. This increase is chiefly attributable to an increase of $22,412 in salaries allocated to research and development as pay cuts in effect in the second quarter of 2005 were discontinued later that year, an increase of $12,594 in research and development-allocated rent expenses following our move to a new facility in June 2005, and an increase of $6342 in scientific consulting fees. For the six months ended June 30, 2006, research and development expenses totaled $649,807, compared to $804,118 for the six months ended June 30, 2005. This decrease is due primarily to a decrease of $201,594 in outside research expenses due to less expenditures being necessitated by the PentaLyte study. The decrease was somewhat offset by an increase of $22,412 in salaries allocated to research and development, and an increase of $20,847 in the portion of overall rent expense allocated to research and development. Research and development expenses include clinical trial expenses, laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States, and consultants’ fees.
     General and administrative expenses increased to $402,379 for the three months ended June 30, 2006 from $334,938 for the three months ended June 30, 2005. The major components of this increase were a $57,137 increase in salaries allocated to general and administrative expense following cessation of the pay-cuts that had been in effect during the second quarter of 2005, $16,968 in accounting fees to address new accounting pronouncements, an increase of $11,679 for patent-related costs, and increases of $20,032 for investor relations expenses and $27,259 for printing fees, all largely due to increased expenditures for our annual report and meeting. The above increases were somewhat offset by a $29,354 decrease in legal fees, as the attempt to prevent delisting of our stock by the AMEX last year, which resulted in significant legal costs, was not repeated this year, a $20,190 decrease in office expenses since the costly move to a new facility in 2005 was not repeated this year, and a $19,034 decrease in general and administrative consulting costs. For the six months ended June 30, 2006, general and administrative expenses totaled $837,381, compared to $788,939 for the six months ended June 30, 2005. This increase is due primarily to an increase of $55,987 in salaries allocated to general and administrative expenses, an increase of $22,751 in printing costs, and an increase of $34,221 in patent costs. These increases were somewhat offset by a decrease of $48,202 in general and administrative consulting fees, and a decrease of $20,732 in travel and entertainment expenditures.
Interest and Other Income
     For the three months ended June 30, 2006, we incurred net interest and other expense of $26,664, compared to expense of $15,560 for the three months ended June 30, 2005. This increase in expense is due to higher interest expense associated with our imputed royalty obligation under our license agreement with Summit, offset by higher interest income, due to larger cash balances following our recent rights offer, as well as higher microcannula sales.
Income Taxes
     During the three months ended June 30, 2006, we incurred no foreign withholding taxes. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.
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
     In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. The debt issuance costs are being amortized to interest expense through the maturity date of October 31, 2007. If any of the criteria (A) through (D) shall occur before October 31, 2007, the remaining unamortized debt issuance costs will be charged to interest expense at that time. No funds have yet been drawn on this line of credit.
     The major components of our net cash used in operations of approximately $834,000 in the first half of 2006 can be summarized as follows: total outflows consist of our net loss of approximately $1,100,000, plus pay-down of accounts payable of approximately $300,000, offset by cash inflows of $500,000 from Summit.
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
     We have no contractual obligations as of June 30, 2006, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California. Under this lease, we are committed to make payments of $10,488 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.
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
Changes in Internal Controls
     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
     BioTime held its annual meeting of shareholders on July 24, 2006. At the meeting, the shareholders elected directors and voted to approve an amendment to our Articles of Incorporation, and to ratify the appointment of BDO Seidman, LLP as our independent auditors.
     The following table presents the results of the vote for the election of directors.

Director	Votes For	Votes Withheld
Valeta Gregg	18,701,798	404,821
Judith Segall	18,714,488	392,131
Hal Sternberg	18,606,613	500,000
Harold Waitz	18,608,988	497,631
Michael D. West	18,509,425	597,194
     There were 18,604,472 votes for the approval of the amendment of our Articles of Incorporation, 446,769 votes against, and 55,378 abstentions. The amendment increased the number of authorized commons shares from 40,000,000 to 50,000,000.
     There were 19,024,321 votes for the ratification of the appointment of BDO Seidman, LLP as our independent auditors, 60,321 votes against, and 21,977 abstentions.
Item 6. Exhibits and Reports on Form 8-K

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended †

3.2	Amendment of Articles of Incorporation ++++

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

Exhibit
Numbers	Description
10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. (Incorporated by reference to

Exhibit
Numbers	Description
BioTime’s Form 10-K for the year ended December 31, 2005)††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006. (Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005) ††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

31	Rule 13a-14(a)/15d-14(a) Certification ++++

32	Section 1350 Certification ++++

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083 filed with the Securities and Exchange Commission on September 2, 2005.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

***	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K filed January 13, 2006

†††	Incorporated by reference to BioTime’s Form 8-K filed March 30, 2006

††††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.

++++	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 14, 2006	/s/ Judith Segall

Judith Segall Vice-President — Operations Member, Office of the President*

Date: August 14, 2006	/s/ Hal Sternberg

Hal Sternberg Vice-President — Research Member, Office of the President*

Date: August 14, 2006	/s/ Harold Waitz

Harold Waitz
Vice-President — Regulatory Affairs
Member, Office of the President*

Date: August 14, 2006	/s/ Steven A. Seinberg

Steven A. Seinberg
Chief Financial Officer

*	The Office of the President is comprised of the three above-referenced executive officers of BioTime who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as Amended †

3.2	Amendment of Articles of Incorporation ++++

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

Exhibit
Numbers	Description
10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. (Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005)††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006. (Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005) ††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

31	Rule 13a-14(a)/15d-14(a) Certification ++++

32	Section 1350 Certification ++++

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

+	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

#	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-109442, filed with the Securities and Exchange Commission on October 3, 2003, and Amendment No.1 thereto filed with the Securities and Exchange Commission on November 13, 2003.

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083 filed with the Securities and Exchange Commission on September 2, 2005.

##	Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

***	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K filed January 13, 2006

†††	Incorporated by reference to BioTime’s Form 8-K filed March 30, 2006

††††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.

++++	Filed herewith