Form 10QSB
period 2006-09-30
BIOTIME INC
filed 2006-11-14
CIK 876343

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(510) 350-2940
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 22,574,374 common shares, no par value, as of November 2, 2006.

Transitional Small Business Disclosure Format (Check one) Yes      No  X

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

Item 1. Financial Statements

BIOTIME, INC.
CONDENSED BALANCE SHEETS
ASSETS	September 30, 2006 (unaudited)
CURRENT ASSETS
Cash and cash equivalents	$755,553
Accounts receivable	7,916
Prepaid expenses and other current assets	49,449
Total current assets	812,918

EQUIPMENT, net of accumulated depreciation of $580,314	6,738
DEPOSITS AND OTHER ASSETS	22,986
TOTAL ASSETS	$842,642

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$315,440
Current portion of deferred license revenue	182,242
Total Current Liabilities	497,682

DEFERRED LICENSE REVENUE - long term	1,298,406
ROYALTY OBLIGATION	594,360
OTHER LONG TERM LIABILITIES	9,117
TOTAL LIABILITIES	2,399,565

COMMITMENTS

SHAREHOLDERS' DEFICIT:
Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—
Common shares, no par value, authorized 40,000,000 shares; issued and outstanding 22,574,374	40,376,822
Contributed capital	93,973
Accumulated deficit	(42,027,718)
Total shareholders' deficit	(1,556,923)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$842,642
See notes to condensed financial statements.

BIOTIME, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

REVENUE:
License fees	$46,979	$24,062	$126,019	$73,887
Royalties from product sales	250,017	128,829	555,914	442,877
Grant income	—	87,541	—	164,026
Total revenue	296,996	240,432	681,933	680,790

EXPENSES:
Research and development	(304,562)	(401,144)	(954,369)	(1,205,271)
General and administrative	(301,924)	(242,988)	(1,139,305)	(1,031,918)
Total expenses	(606,486)	(644,132)	(2,093,674)	(2,237,189)

INTEREST INCOME (EXPENSE) AND OTHER:	(30,545)	(11,358)	(74,325)	(27,982)

NET LOSS	$(340,035)	$(415,058)	$(1,486,066)	$(1,584,381)
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.07)	$(0.09)

COMMON AND EQUIVALENT SHARES USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	22,574,324	17,871,450	22,525,747	17,864,564

See notes to condensed financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,486,066)	$(1,584,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,383	5,280
Interest on royalty obligation	11,393	47,832
Amortization of debt issuance costs	101,416	—
Stock-based compensation	77,211	85,616
Changes in operating assets and liabilities:
Accounts receivable	(5,966)	(234,901)
Prepaid expenses and other current assets	71,053	(8,029)
Deposits	—	(4,926)
Accounts payable and accrued liabilities	(240,768)	77
Deferred revenue	389,362	(72,188)
Other long-term liabilities	4,578	2,594
Net cash used in operating activities	(1,072,404)	(1,763,026)

INVESTING ACTIVITIES:
Purchase of equipment	(5,943)	0

FINANCING ACTIVITIES:
Increase in royalty obligation	—	697,828
Payment on royalty obligation	—	(130,000)
Exercise of options	126	—
Net cash provided by financing activities	126	567,828

DECREASE IN CASH AND CASH EQUIVALENTS	(1,078,221)	(1,195,198)
Cash and cash equivalents at beginning of period	1,833,774	1,370,762
Cash and cash equivalents at end of period	$755,553	$175,564

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of shares to secure line of credit	$38,000	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash for interest	$—	$—

See notes to condensed financial statements.	(Concluded)

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

The condensed balance sheet as of September 30, 2006, the condensed statements of operations for the three and nine months ended September 30, 2006 and 2005 and the statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by BioTime without audit. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2006 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-K for the year ended December 31, 2005.

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

Liquidity - At September 30, 2006, BioTime had $755,553 of cash on hand and available lines of credit totaling $543,600 (see Note 3), from which no money has yet been drawn. However, BioTime needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. Management believes that its projected rate of spending, which includes possible spending cuts, cash on hand, anticipated royalties from the sale of Hextend®, licensing fees, and available revolving lines of credit, will allow BioTime to operate through September 30, 2007.

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

Revenue recognition - Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned. Up-front fees where BioTime has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, up-front fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended and (c) collection of the payment is reasonably assured.

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

Interest on the long-term royalty obligation is accrued monthly, using the effective interest method beginning October 2005, at the rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered. Prior to October 2005, BioTime was accruing interest at a rate of 12% based upon its incremental borrowing rate because the effective interest rate derived from future “deemed payments” could not be reasonably estimated. The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $101,416 and $47,832 of interest expense on the long-term royalty obligation during the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

Activity related to the Greenbelt agreement is presented in the table below:
	Balance included in Accounts Payable at January 1	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at September 30
2006	$65,138	$56,250	$33,487	$(45,000)	$(43,875)	$66,000
2005	$112,950	$45,000	$45,275	$(67,500)	$(84,200)	$51,525

During the nine months ended September 30, 2006 and 2005, BioTime issued to Greenbelt 135,000 and 60,000 common shares, respectively, valued at $43,875 and $84,200.

During the nine months ended September 30, 2006, 63 warrants were exercised for proceeds of $126.

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

BioTime has recorded the $500,000 payment as deferred revenue, as development of PentaLyte has not yet been completed. As the expected completion date is uncertain, BioTime will amortize deferred revenue over the remaining lives of the underlying Hextend and PentaLyte patents, through 2019. Approximately $16,000 has been amortized during the nine months ended September 30, 2006.

7. Net Income (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three and nine months ended

September 30, 2006 and 2005, options to purchase 1,419,644 and 1,352,164 common shares, respectively, and warrants to purchase 7,847,867 and 3,153,191 common shares, respectively, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

8. Valuation and Expense Information under SFAS 123(R)

During 1992, BioTime adopted the 1992 Stock Option Plan (the “1992 Plan”). Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of September 30, 2006, options to purchase 184,500 shares had been granted and were outstanding at exercise prices ranging from $3.00 to $11.75 under the 1992 Plan. At September 30, 2006, no options were available for future grants under the 1992 Plan.

During 2002 BioTime adopted a new stock option plan (the “2002 Plan”). The 2002 Plan was amended during December 2004 to increase the number of shares available for the issuance of options. Under the 2002 Plan, BioTime has reserved 2,000,000 common shares for issuance under options granted to eligible persons. No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant. Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee. The 2002 Plan also permits BioTime to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle BioTime to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment. BioTime may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares. Under the 2002 Plan, as of September 30, 2006, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 1,135,164 common shares at exercise prices ranging from $0.34 to $4.00 per share; and had 864,836 options available for future grants.

On January 1, 2006 BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options. The following table summarizes stock-based compensation expense related to employee and director stock options awards for the three and nine months ended September 30, 2006, which was allocated as follows:

	Three Months Ended September 30, 2006 (under SFAS 123(R))	Nine Months Ended September 30, 2006 (under SFAS 123(R))
Stock-based compensation expense:
Research and Development	$—	$—
General and Administrative	7,913	43,724
Stock-based compensation expense included in operating expense	7,913	43,724
Total stock-based compensation expense	$7,913	$43,724

The following table compares the net loss and basic and diluted loss per share for the three and nine months ended September 30, 2006 and September 30, 2005 as if the fair value recognition provision of SFAS 123(R) had been applied for both periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) - as reported for the prior period (1)	N/A	$(415,058)	N/A	$(1,584,381)

Stock-based compensation expense related to employee stock options (2)	(7,913)	(44,729)	(43,725)	(135,379)

Net income (loss), including the effect of stock- based compensation expense (3)	$(340,035)	$(459,787)	$(1,486,066)	$(1,719,760)

Net income (loss) per share - as reported for the prior period (1)

Basic and diluted		$(0.02)		$(0.09)

Net income (loss) per share, including the effect of stock-based compensation expense (3)

Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.10)

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

 BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006. BioTime’s condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of September 30, 2006, total unrecognized compensation costs related to unvested stock options was $19,986, which is expected to be recognized as expense over a weighted average period of approximately 0.60 years.

For all applicable periods, the value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.

The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $0.25 and $0.67 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Expected lives in years	5	5
Risk free interest rates	4.79%	4.51%
Volatility	93%	81.0%
Dividend yield	0%	0%

For options granted prior to 2006 and valued in accordance with SFAS 123, the expected life and the expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

General Option Information

 A summary of all option activity for the nine months ended September 30, 2006 is as follows:

	Options available for grant	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2005	887,336	1,477,164	$3.31
Granted	(52,500)	52,500	0.34
Exercised	—	—	—
Forfeited/expired	30,000	(110,000)	5.14
Outstanding, September 30, 2006	864,836	1,419,664	$3.06

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$0.34-1.55	214,164	2.68	$1.18	$—	206,664	$1.21	$—
2.00-2.17	601,000	3.22	2.02	—	532,250	2.02	—
3.00-4.95	545,000	0.80	4.00	—	545,000	4.00	—
11.75	59,500	2.54	11.75	—	59,500	11.75	—
$0.34-$11.75	1,419,664	2.18	$3.06	$—	1,343,414	$3.13	$—

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Royalty revenues for the three months ended September 30, 2006 consist primarily of royalties on sales made by Hospira during the period beginning April 1, 2006 and ending June 30, 2006. Royalty revenues recognized for that three-month period were $250,017, a 94% increase from the $128,829 of royalty revenue during the same period last year. The increase in royalties primarily reflects a growth in sales to the United States Armed Forces, although hospital sales also increased.

We expect to receive royalties of $377,564 from Hospira during November 2006, based on Hextend sales during the three months ended September 30, 2006. Royalties increased 109% from royalty revenues of $180,983 received during the same period last year. As in the prior quarter, the increase in royalties primarily reflects a growth in sales to the United States Armed Forces, while hospital sales also increased. Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.  This revenue will be reflected in our financial statements for the fourth quarter of 2006.

Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers and is part of the Tactical Combat Casualty Care protocol. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead contributing to sales growth.

We have recently completed the patient enrollment and treatment portion of a Phase II clinical trial of PentaLyte in which PentaLyte was used to treat hypovolemia in cardiac surgery, and we have begun processing and compiling the trial data. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander, we had to complete a Phase I clinical trial of PentaLyte, and we are now completing a Phase II clinical trial. We expect our Phase II trial will cost approximately an additional $153,000. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte.

If Hospira obtains a license to manufacture and market PentaLyte under our License Agreement with them, they would reimburse us for all our direct costs incurred in developing PentaLyte. Hospira’s decision whether to license PentaLyte would follow their analysis of the data from our Phase II trial.

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

We have been awarded a $299,990 research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (“NIH”) for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We were granted $149,994 for the project during 2004 and $149,996 during 2005. Through September 30, 2006, $184,186 of the grant funds had been paid to us. The time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2007.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standard 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our directors and employees including employee stock options based on estimated fair values. Stock based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $43,724 which consisted of stock-based compensation expense related to employee and director stock option grants.

 BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006. BioTime’s condensed consolidated financial statements as of and for the three months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of September 30, 2006, total unrecognized compensation costs related to unvested stock options was $19,986, which is expected to be recognized as expense over a weighted average period of approximately 0.60 years.

Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes Merton model. Prior to the adoption of SFAS 123(R), the value of each employee stock options was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of the fair value of share-based payment awards on the date grant using an option pricing model is affected by our stock price as well assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes Merton model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividend yields. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2006 was $0.25 per share using the Black-Scholes Merton model with the following weighted average assumptions:

Nine Months Ended September 30, 2006

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

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, estimated forfeitures have been accounted for. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Results of Operations

Revenues

During the three months ended September 30, 2006, we recognized $46,979 of license fee revenues related to our license agreements with CJ and Summit. The CJ license fee of $800,000, net of the finder’s fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering BioTime’s products in Korea. See Notes 2 and 4 to the condensed financial statements.

For the three months ended September 30, 2006, we recognized $250,017 in royalty revenue, whereas we recognized $128,829 for the three months ended September 30, 2005. This increase of 94% in royalties is attributable to an increase in product sales by Hospira, and primarily reflects a growth in sales to the United States Armed Forces, although hospital sales also increased. Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

Operating Expenses

Research and development expenses were $304,562 for the three months ended September 30, 2006, compared to $401,144 for the three months ended September 30, 2005. This decrease is chiefly attributable to a $61,468 decrease in outside research expenses associated with our PentaLyte clinical trial, and a decrease of $29,078 in scientific consulting costs. For the nine months ended September 30, 2006, research and development expenses totaled $954,369, compared to $1,205,262 for the nine months ended September 30, 2005. This decrease is due primarily to a decrease of $263,061 in outside research expenses associated with our PentaLyte clinical trial. Research and development expenses include clinical trial expenses, laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States, and consultants’ fees.

General and administrative expenses increased to $301,924 for the three months ended September 30, 2006 from $242,988 for the three months ended September 30, 2005. The major component of this increase was an increase of $82,851 in salaries allocated to general and administrative expense following cessation of the pay-cuts that had been in effect during the third quarter of 2005. For the nine months ended September 30, 2006, general and administrative expenses totaled $1,139,305, compared to $1,031,918 for the nine months ended September 30, 2005. This increase is due primarily to an increase of $118,300 in salaries allocated to general and administrative expenses, an increase of $22,289 in printing costs, an increase of $37,033 in patent costs, an increase of $13,686 in costs for outside services, and an increase of $18,831 in rent expense. These increases were somewhat offset by a decrease of $55,284 in general and administrative consulting fees, a decrease of $26,840 in office expenses, and a decrease of $23,819 in travel and entertainment expenditures.

Interest and Other Income

For the three months ended September 30, 2006, we incurred net interest and other expense of $30,545, compared to expense of $11,358 for the three months ended September 30, 2005. This increase in expense is due to higher interest expense associated with our imputed royalty obligation under our license agreement with Summit, offset by higher interest income, due to larger cash balances following the 2005 Rights Offer. For the nine months ended September 30, 2006, we incurred net interest and other expense of $74,325, compared to expense of $27,982 for the nine months ended September 30, 2005. This increase in expense is due to an increase in the interest rate used in computing the royalty obligation to Summit, which was raised from 12% to 25%. This increase was somewhat offset by an increase in interest income of $18,348.

Income Taxes

During the three months ended September 30, 2006, we incurred no foreign withholding taxes and no income taxes. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

During December 2005, we completed the 2005 Rights Offer through which we raised gross proceeds of $1,787,144 through the sale of 4,467,862 common shares and warrants. See Note 5 to the financial statements.

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

In April 2006, we entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which we may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. We also have a $43,600 line of credit from American Express. See Note 3 to the financial statements.

The major components of our net cash used in operations of approximately $1,072,000 in the first nine months of 2006 can be summarized as follows: total outflows consist of our net loss of approximately $1,486,000, offset by cash inflows of $500,000 from our product development and licensing agreements with Summit and royalty revenues from the sale of Hextend.

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

We have no contractual obligations as of September 30, 2006, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California. Under this lease, we are committed to make payments of $10,488 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended †

3.2	Amendment of Articles of Incorporation ****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

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

**** Incorporated by reference to BioTime’s Form 10-QSB for the quarter ended June 30, 2006.

++++Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 14, 2006	By:	/s/ Judith Segall
Judith Segall
Vice-President - Operations
Member, Office of the President*

Date: November 14, 2006	By:	/s/ Hal Sternberg
Hal Sternberg
Vice-President - Research
Member, Office of the President*

Date: November 14, 2006	By:	/s/ Harold Waitz
Harold Waitz
Vice-President - Regulatory Affairs
Member, Office of the President*

Date: November 14, 2006	By:	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

* The Office of the President is comprised of the three above-referenced executive officers of BioTime who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation, as Amended †

3.2	Amendment of Articles of Incorporation ****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

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

††Incorporated by reference to BioTime’s Form 8-K filed January 13, 2006

†††Incorporated by reference to BioTime’s Form 8-K filed March 30, 2006

†††† Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.

**** Incorporated by reference to BioTime’s Form 10-QSB for the quarter ended June 30, 2006.

++++Filed herewith