Form 10KSB
period 2006-12-31
BIOTIME INC
filed 2007-04-17
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number 1-12830

BioTime, Inc.
(Name of small business issuer as specified in its charter)

California	94-3127919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6121 Hollis Street
Emeryville, California 94608
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (510) 350-2940

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act
Title of class	Common Shares, no par value
Title of class	Common Share Purchase Warrants

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,162,015

The approximate aggregate market value of voting common shares held by nonaffiliates of the issuer computed by reference to the price at which common shares were sold as of March 1, 2007 was $6,925,104. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

22,574,374

(Number of common shares outstanding as of March 1, 2007)

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Statements made in this Form 10-KSB that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. See “Risk Factors” and Note 1 to Financial Statements.

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

We are also developing two other blood volume replacement products, PentaLyte® and HetaCool®, which, like Hextend, have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance. We have completed the patient enrollment and treatment portion of a Phase II clinical trial using PentaLyte in the treatment of hypovolemia in cardiac surgery, and we are now evaluating the results of the trial. PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized. PentaLyte is designed for use when short lasting volume expansion is desirable. Our ability to complete clinical studies of PentaLyte will depend on our cash resources and the costs involved, which are not presently determinable.

Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ Corp. (“CJ”) under exclusive licenses from us. Hospira also has the right to obtain regulatory approval and market Hextend in Latin America and Australia. Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan. Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and both Hextend and PentaLyte in China and Taiwan. See “Licensing” for more information about our licensing arrangements with Hospira, CJ and Summit.

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

We were awarded a research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (“NIH”) for use in the development of HetaCool. The grant is being used to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We have received $240,251of the grant funds through December 31, 2006. In 2007, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2008.

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

PentaLyte is our proprietary pentastarch-based synthetic plasma expander, designed especially for use when a faster elimination of the starch component is desired and acceptable. Although Hextend can be used in these cases, some physicians appear to prefer a solution which can be metabolized faster and excreted earlier when the longer term protection provided by Hextend is not required. PentaLyte combines the physiologically balanced Hextend formulation with pentastarch that has a lower molecular weight and degree of substitution than the hetastarch used in Hextend. Plasma expanders containing pentastarch are currently widely used around the world. Our present plan is to seek approval of PentaLyte for use in the treatment of hypovolemia, and we are presently evaluating the results of the patient treatment portion of a Phase II clinical study using PentaLyte in cardiac surgery for that purpose.

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

The experimental protocol for the use of HetaCool as a solution to replace all of a patient’s circulating blood volume during surgical procedures carried out at near freezing temperatures is being tested on animals in our NIH funded research program at the Texas Heart Institute. In medical use, HetaCool would be introduced into the patient’s body during the cooling process. Once the patient’s body temperature is nearly ice cold, and heart and brain function are temporarily arrested, the surgeon would perform the operation. During the surgery, HetaCool may be circulated throughout the body in place of blood, or the circulation may be arrested for a period of time if an interruption of fluid circulation is required. Upon completion of the surgery, the patient would be slowly warmed and blood would be transfused.

Hextend has already been used to partially replace blood during cancer surgery in which a patient’s body temperature was lowered to 15oC and his heart was stopped for 27 minutes while the tumor was removed. The patient recovered without incident, and a case study of the procedure was published in the April 2002 issue of the Canadian Journal of Anesthesia. Hypothermic techniques may also have an important use in treating trauma patients that have experienced severe blood loss. We have conducted a research program using HetaCool in animal models of trauma at the State University of New York Health Science Center in Brooklyn. Laboratory results there have already supported the feasibility of using HetaCool to treat subjects following severe hemorrhage.

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

HetaFreeze® is one of a family of BioTime freeze-protective solutions that may ultimately allow the extension of time during which organs and tissues can be stored for future transplant or surgical grafting. In laboratory experiments, our proprietary freeze-protective compounds have already been used to preserve skin. Silver dollar-sized full thickness shaved skin samples have been removed after saturation with HetaFreeze solution, frozen at liquid nitrogen temperatures and stored for periods ranging from days to weeks. The grafts were then warmed and sewn onto the backs of host animals. Many of these grafts survived. In other experiments, rat femoral arteries were frozen to liquid nitrogen temperatures, later thawed and then transplanted into host rats. These grafts were proven to last up to four months. The work was published in the October 2002 issue of the Annals of Plastic Surgery.

We have also developed a patent pending devise for hyperbaric freezing and thawing of tissues in a manner that might reduce or eliminate structural damage to the cells or tissue samples. This technology may have application in biological and medical research and in the storage of cells and tissues for medical use.

Our scientists have also shown that animals can be revived to consciousness after partial freezing with their blood replaced by HetaFreeze. While this technology has not developed to an extent that allows long term survival of the laboratory subjects and their organs, a better understanding of the effects of partial freezing could allow for extended preservation times for vital organs, skin and blood vessels.

Research and Development Strategy

The greatest portion of our research and development efforts has been devoted to the development of Hextend, PentaLyte and HetaCool for conventional surgery, emergency care, low temperature surgery, and multi-organ preservation. A lesser portion of our research and development efforts have been devoted to developing solutions and protocols for storing organs and tissues at subfreezing temperatures. As the first products achieve market entry, more effort will be expended to bring the next tier of products to maturity.

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

We are also developing products for low temperature preservation of tissues and cells. This area research includes our work with HetaFreeze and a patent pending devise for hyperbaric freezing and thawing of tissues in a manner that might reduce or eliminate structural damage to the cells or tissue samples.

In addition to our NIH funded research project at the Texas Heart Institute, we are conducting two collaborative research programs at the University of California at Berkeley. One program is testing our solutions and protocols designed for organ preservation, and the other program is an interventive gerontology project focused on the identification of specific factors central to aging of the brain and the development of medical and pharmacological strategies to treat senescence-related consequences.

We intend to continue to foster relations with research hospitals and medical schools for the purpose of conducting collaborative research projects because we believe that such projects will introduce our potential products to members of the medical profession and provide us with objective product evaluations from independent research physicians and surgeons.

Some of our studies indicate that Hextend can potentially be used in a variety of protocols in which donor blood is difficult or impossible to use, such as on the battlefield, or in parts of the world where there is a shortage of disease-free blood. For example, we have conducted preliminary laboratory animal studies using Hextend in a pressurized oxygen environment and found that Hextend can replace nearly all, or in some cases all, of the circulating blood of rats. Some of the rats were able to live long term without a subsequent transfusion, while others received their own blood back. In other cases, Hextend was used in large volumes in association with a hemoglobin-based oxygen carrier solution approved for veterinary use. When used in this way, rats were able to live long term after all their circulating blood was replaced at normal body temperature while breathing room air. In still other experiments, rats were allowed to lose approximately half their circulating blood volume, and then allowed to develop and remain in respiratory arrest from 10-18 minutes. They were then resuscitated with Hextend and either ventilated with 100% oxygen, or in a hyperbaric oxygen chamber containing 100% oxygen at two atmospheres above normal pressure. Some of the rats recovered and lived long term after as long as 15 minutes of respiratory arrest. The hyperbaric chamber appeared to have improved the outcome in a number of cases.

Licensing

Hospira

Hospira has the exclusive right to manufacture and sell Hextend in the United States, Canada, Latin America and Australia under a license agreement with us. Hospira is presently marketing Hextend in the United States. Hospira’s license applies to all therapeutic uses other than those involving hypothermic surgery where the patient’s body temperature is lower than 12°C (“Hypothermic Use”), or replacement of substantially all of a patient’s circulating blood volume (“Total Body Washout”).

Under the Hospira license agreement, we received license fees of $2,500,000 for the grant of the license and the achievement of certain milestones.

Hospira also pays us a royalty on total annual net sales of Hextend. The royalty rate is 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%. The royalty rate for each year is applied on a total net sales basis. Hospira’s obligation to pay royalties on sales of Hextend will expire on a country by country basis when all patents protecting

Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country. The relevant composition patents begin to expire in 2014 and the relevant methods of use patents expire in 2019.

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

Hospira supplied us with batches of PentaLyte for our clinical trial, and performed characterization and stability studies, and other regulatory support needed for our clinical studies. The foregoing description of the Hospira license agreement is a summary only and is qualified in all respects by reference to the full text of that license agreement.

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

Under the sublicense, Maruishi will complete clinical trials required and obtain regulatory approval to market the licensed products. Summit will also participate in the clinical trial and regulatory approval process. A Phase II clinical trial using Hextend in surgery is presently being conducted in Japan, and if the results are favorable, Summit plans to begin a Phase III trial during 2008. Maruishi will not be obligated to begin to seek regulatory approval of Hextend or PentaLyte in China and Taiwan earlier than six months after the results of the Phase II study of Hextend in Japan or our Phase II study of PentaLyte in the United States are made available to them, or March 2009, whichever is later.

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

Summit paid us $500,000 as the initial consideration for the China and Taiwan license. We also will be entitled to receive 50% of the royalties and milestone payments payable to Summit by its third-party sublicensee, Maruishi. Milestone payments of 20,000,000 yen are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of

PentaLyte begins under the sublicense. An additional milestone payment of 30,000,000 yen is payable by Maruishi when the first new drug application for PentaLyte is filed under the sublicense.

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

Marketing

Hextend is being distributed in the United States by Hospira and in South Korea by CJ under exclusive licenses from us. Hospira also has the right to obtain licenses to manufacture and sell other BioTime products. We have granted Hospira the right to market Hextend in Latin America and Australia, we have granted CJ the right to market PentaLyte in South Korea, and we have licensed to Summit the right to market Hextend and PentaLyte in Japan, China and Taiwan, but our licensees will have to first obtain the foreign regulatory approvals required to sell our product in those countries.

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

Patents and Trade Secrets

We currently hold 21 issued United States patents having composition and methods of use claims covering our proprietary solutions, including Hextend and PentaLyte. The most recent U.S. patents were issued during 2002. Some of our allowed claims in the United States, which include the composition and methods of use of Hextend and PentaLyte, are expected to remain in force until 2014 in the case of the composition patents and 2019 in the case of the methods of use patents. Patents covering certain of our solutions have also been issued in several countries of the European Union, Australia, Israel, Russia, South Africa, South Korea, Japan, China, Hong Kong, Taiwan and Singapore, and we have filed patent applications in other foreign countries for certain products, including Hextend, HetaCool, and PentaLyte. Certain device patents describing our hyperbaric (high pressure oxygen) chamber, and proprietary microcannula (a surgical tool) have also been issued in the United States and overseas, both of which - although only used in research so far - have possible indications in clinical medicine. We have also filed patent applications for our new device designed to freeze and thaw tissues.

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

Competition

Our plasma volume expander solutions will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products. Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices. In order to compete with other products, particularly those that sell at lower prices, our products will have to be recognized as providing medically significant advantages. Like Hextend, the competing products are being manufactured and marketed by established pharmaceutical companies that have large research facilities, technical staffs and financial and marketing resources. B.Braun presently markets Hespan, an artificial plasma volume expander containing 6% hetastarch in saline solution. Hospira and Baxter International manufacture and sell a generic equivalent of Hespan. As a result of the introduction of generic plasma expanders intended to compete with Hespan, competition in the plasma expander market has intensified and wholesale prices have declined. Hospira, which markets Hextend in the United States, is also the leading seller of generic 6% hetastarch in saline solution. Sanofi-Aventis, Baxter International, and Alpha Therapeutics sell albumin, and Hospira, Baxter International, and B.Braun sell crystalloid solutions.

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

Employees

As of December 31, 2006, we employed nine persons on a full-time basis and one person on a part-time basis. Four full-time employees hold Ph.D. Degrees in one or more fields of science.

Item 2. Description of Property

We occupy our office and laboratory facility in Heritage Square in Emeryville, California under a lease that will expire on May 31, 2010, with a five year extension option. We presently occupy approximately 5,244 square feet of space and pay monthly rent in the amount of $10,802. Our rent will increase by 3% each year during the initial five year term. If the option to extend the lease is exercised, monthly rent will be set at 95% of fair market rent at that time. In addition to rent, we will pay our prorata share of operating expenses and real estate taxes for the building in which our space is located or for the Heritage Square project as a whole, as applicable, based upon the ratio that the number of square feet we rent bears to the total number of square feet in the building or project.

Item 3. Legal Proceedings

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

BioTime common shares were traded on the American Stock Exchange from August 31, 1999 until July 14, 2005, and have been quoted on the OTC Bulletin Board under the symbol BTIM since July 15, 2005. BioTime shares traded on the Nasdaq National Market from April 28, 1998 to August 30, 1999, and on the Nasdaq SmallCap Market from March 5, 1992 through April 27, 1998.

The following table sets forth the range of high and low sale or bid prices for the common shares for the fiscal years ended December 31, 2005 and 2006 based on transaction data as reported by the AMEX and the Nasdaq OTC Bulletin Board:

Quarter Ended	High	Low
March 31, 2005	1.67	1.12
June 30, 2005	1.19	0.52
September 30, 2005	0.80	0.35
December 31, 2005	0.43	0.20
March 31, 2006	0.46	0.28
June 30, 2006	0.41	0.21
September 30, 2006	0.39	0.18
December 31, 2006	0.49	0.20

Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of January 31, 2006, there were 5,401 holders of the common shares.

BioTime has paid no dividends on its common shares since its inception and does not plan to pay dividends on its common shares in the foreseeable future. We are also prohibited from paying dividends under the terms of a Revolving Line of Credit Agreement.

The following table shows certain information concerning the options and warrants outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2006.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	9,654,978	$2.03	407,836
Equity Compensation Plans Not Approved By Shareholders	100,000	$4.00	__

 Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Royalties on sales of Hextend that occurred during the fourth quarter of 2005 through the third quarter of 2006 are reflected in our financial statements for the year ended December 31, 2006. We received $933,478 in royalties from Hextend sales during 2006. This represents an increase of 49% from $626,135 in royalties from Hextend sales in 2005. The amount received during 2005 included $62,272 received from Hospira to preserve certain rights under their license. Although hospital sales increased in 2006, the largest contributing factor to the increase in royalties from 2005 was an increase in large volume orders by the U.S. Armed Forces in the second half of 2006. Hextend is part of the Tactical Combat Casualty Care protocol and has been purchased by the U.S. Armed Forces through intermittent large volume orders.

         Royalties of $199,264 on sales that occurred during the fourth quarter of 2006 will be reflected in our financial statements for the first quarter of 2007.

Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers and is part of the Tactical Combat Casualty Care protocol. We believe that as Hextend use proliferates within the leading U.S. hospitals, other smaller hospitals will follow their lead, contributing to sales growth.

During the years ended December 31, 2006 and 2005 we received $500,000 and $600,000, respectively, from Summit for the right to co-develop Hextend and PentaLyte in Japan, China, and Taiwan. A portion of the cash payments will be a partial reimbursement of BioTime’s development costs of Hextend and a portion will be a partial reimbursement of BioTime’s development costs of PentaLyte. These payments have not been recognized as revenues. Instead the $500,000 received in 2006 is reflected on our balance sheet as deferred revenue and the $600,000 is reflected on our balance sheet as a royalty obligation. In June 2005, we paid Summit a one-time fee of $130,000 for Summit’s services in preparing a product development plan. In addition, we received approximately $237,356 from Summit in October 2005 as our 40% share of a sublicense fee payment made by Maruishi to Summit. See Note 4 to financial statements for further discussion of the appropriate accounting.

The following graph illustrates the increase in our annual revenues from royalties and license fees for the years indicated. For the years 2001 and 2002, revenues consist of payments received from Hospira. For 2003 through 2006, revenues include payments received from Hospira and the amortized portion of license fees and royalties from CJ Corp and Summit. For the years 2004 through 2006, revenues also include income from our NIH grant. Only $70,478 and $7,417 of the payments we received from Summit during 2005 and 2006, respectively, have been recognized as revenues for financial reporting purposes.

We have completed the patient enrollment and treatment portion of a Phase II clinical trial of PentaLyte in which PentaLyte is being used to treat hypovolemia in cardiac surgery, and we are presently analyzing the results of the trial. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete Phase I and Phase II clinical trial of PentaLyte. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.

If Hospira obtains a license to manufacture and market PentaLyte under our License Agreement with them, they would reimburse us for our direct costs incurred in developing PentaLyte. Hospira’s decision whether to license PentaLyte would follow their evaluation of the results of our Phase II trial. We submitted a report of those results to Hospira during April 2007. Although Hospira has expressed its continued interest in PentaLyte, there is no assurance that they will choose to obtain a license. If Hospira declines to license PentaLyte, we would need to find a different licensee to manufacture and market PentaLyte in the United States and Canada. Regardless of whether we license PentaLyte to Hospira, we will seek licensing arrangements for PentaLyte in Europe.

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

We have been awarded a $299,990 research grant by the NIH for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We were granted $149,994 for the project during 2004 and $149,996 during 2005. We have received $240,251 of the grant funds through December 31, 2006. In 2007, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2008.

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

Results of Operations

Year Ended December 31, 2006 and Year Ended December 31, 2005

For the year ended December 31, 2006, we recognized $933,478 of royalty revenues, compared with $626,135 recognized for the year ended December 31, 2005. This 49% increase in royalties is attributable to an increase in product sales by Hospira. Although hospital sales increased in 2006, the largest contributing factor to the increase in royalties from 2005 was an increase in large volume orders by the U.S. Armed Forces in the second half of 2006. The Armed Forces purchase Hextend through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent periods.

Under our License Agreement, Hospira reports sales of Hextend and pays us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales. For example, royalties on sales made during the fourth quarter of 2006 will not be recognized until the first quarter of fiscal year 2007.

We recognized $172,371 and $113,039 of license fees from CJ and Summit during 2006 and 2005, respectively. Full recognition of license fees has been deferred, as the completion of the development of PentaLyte, including final FDA approval, remains uncertain. Revenue is recognized over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering our products in Korea and Japan.

We have been awarded a $299,990 research grant by the NIH for use in the development of HetaCool. We were granted $149,994 for the project during 2004 and $149,996 during 2005. We have received $240,251 of the grant funds through December 31, 2006. In 2007, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2008.

Research and development expenses decreased to $1,422,257 for the year ended December 31, 2006, from $1,525,686 for the year ended December 31, 2005. The decrease is chiefly attributable to a decrease of approximately $122,000 in outside research for Phase II trials of PentaLyte and a decrease of approximately $40,000 in consultants and lab expenses. This decrease is partially offset by the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which resulted in stock-based research and development expense of approximately $27,000 for 2006. Additionally, salary expense increased approximately $43,000 due to the discontinuation of voluntary pay cuts by BioTime employees as part of a cost cutting plan that had been in effect for half of 2005. Research and development expenses include laboratory study expenses, salaries, preparation of regulatory applications for our products, manufacturing of solution for trials, and consultants’ fees.

General and administrative expenses increased to $1,491,622 for the year ended December 31, 2006 from $1,395,925 for the year ended December 31, 2005. This change reflects an increase of approximately $120,000 in general and administrative salary expense due to the end of a voluntary salary reduction plan that had been in effect for half of 2005, and approximately $87,000 charged to general and administrative stock-based compensation in accordance with adoption of SFAS 123(R). The increase was offset by a decrease in general and administrative consulting fees of approximately $37,000, a decrease in legal and accounting expenses of approximately $57,000, and a decrease in office expenses of approximately $23,000. General and administrative expenses include salaries allocated to general and administrative accounts, scientific consulting fees, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

Our interest expense increased by $77,557 during 2006 due to imputed interest on our royalty obligation.

For the year ended December 31, 2006, other income increased to $44,357 from $23,138 for the year ended December 31, 2005. The difference is chiefly attributable to an increase in interest income of $20,354.

Taxes

At December 31, 2006 we had a cumulative net operating loss carryforward of approximately $44,700,000 for federal income tax purposes. Our effective tax rate differs from the statutory rate because we have recorded a 100% valuation allowance against our deferred tax assets, as we do not consider realization to be more likely than not.

Liquidity and Capital Resources

During 2006 we received approximately $1,560,000 of cash in our operations. Our sources of that cash were: approximately $930,000 of royalty revenues from Hospira; approximately $60,000 of NIH grant money; a net total of $500,000 from Summit; $20,000 from CJ; and $50,000 in other income. During the same period our total research and development expenditures were approximately $1,420,000 and our administrative expenditures were approximately $1,490,000. We had no contractual obligations as of December 31, 2006, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California. Under this lease, we are committed to make payments of $10,802 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.

At December 31, 2006 we had $561,017 of cash on hand and a $500,000 line of credit. At our projected rate of spending, which includes possible spending cuts, our cash on hand, anticipated royalties from the sale of Hextend, licensing fees, and our available revolving line of credit will allow us to operate through September 30, 2007.

We will need to obtain additional equity capital or licensing fees during 2007 to finance our current operations because our current line of credit and our royalty revenues are not sufficient to fund our operating expenses operations beyond September 30, 2007.

During April 2007 we submitted to Hospira a report of the results of our Phase II clinical study of PentaLyte. Although Hospira has expressed its continued interest in PentaLyte, there is no assurance that they will choose to obtain a license. If Hospira declines to license PentaLyte, we would need to find a different licensee to manufacture and market PentaLyte in the United States and Canada. Regardless of whether we license PentaLyte to Hospira, we will seek licensing arrangements for PentaLyte in Europe.

Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings. The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain. The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

In April 2006, we entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which we may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i)  October 31, 2007 and (ii) such date on which the we shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of license fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which we grant one or more licenses to use our patents or technology, (C) funds borrowed from other lenders, (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, we will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, we issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira. The market value of BioTime common stock was $0.38 per common share on April 12, 2006, valuing the shares at $38,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BioTime, Inc.

We have audited the accompanying balance sheet of BioTime, Inc. (the “Company”) as of December 31, 2006, and the related statement of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioTime, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has $3,044 in working capital, shareholders’ deficit of $1,865,221 and an accumulated deficit of $42,406,271. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BioTime, Inc.
Berkeley, California

We have audited the accompanying statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2005 of BioTime, Inc.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of BioTime, Inc.’s operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

San Francisco, California

March 31, 2006, except for Note 3, which is as of April 13, 2006.

Item 7. Financial Statements
BIOTIME, INC.

BALANCE SHEET

December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$561,017
Prepaid expenses and other current assets	57,675
Total current assets	618,692

EQUIPMENT, net of accumulated depreciation of $580,933	10,839
DEPOSITS AND OTHER ASSETS	20,976
TOTAL ASSETS	$650,507

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$431,713
Deferred license revenue, current portion	183,935
Total current liabilities	615,648

DEFERRED LICENSE REVENUE, net of current portion	1,258,205

ROYALTY OBLIGATION	631,757

DEFERRED RENT	10,118

Total long-term liabilities	1,900,080

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common Shares, no par value, authorized 50,000,000 shares; issued and outstanding 22,574,374 shares	40,447,078
Contributed capital	93,972
Accumulated deficit	(42,406,271)
Total shareholders' deficit	(1,865,221)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$650,507

See notes to financial statements.

BIOTIME, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
REVENUE:
License fees	$172,371	$113,039
Royalty from product sales	933,478	626,135
Grant income	56,166	164,026
Total revenue	1,162,015	903,200
EXPENSES:
Research and development	(1,422,257)	(1,525,686)
General and administrative	(1,491,622)	(1,395,925)
Total expenses	(2,913,879)	(2,921,611)
Loss from operations	(1,751,864)	(2,018,411)
INTEREST EXPENSE AND OTHER INCOME:
Interest and other expense	(157,114)	(78,978)
Other income	44,357	23,138
Total interest expense and other income	(112,757)	(55,840)

NET LOSS	$(1,864,621)	$(2,074,251)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	22,538,003	17,903,230

See notes to financial statements.

BIOTIME, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Shares
	Number of Shares	Amount	Contributed Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
BALANCE AT JANUARY 1, 2005	17,811,450	$38,718,197	$93,972	$(38,467,399)	$344,770
Common shares and warrants issued in Rights Offer, net of issuance cost of $379,984	4,467,862	1,407,160	—	—	1,407,160
Common shares issued for services	60,000	84,200	—	—	84,200
Options granted for services	—	41,540	—	—	41,540
NET LOSS	—	—	—	(2,074,251)	(2,074,251)
BALANCE AT DECEMBER 31, 2005	22,339,312	40,251,097	93,972	(40,541,650)	(196,581)
Common shares issued for line of credit	99,999	37,999			37,999
Shares granted for services	135,000	43,876			43,876
Exercise of warrants	63	126			126
Options granted under FASB 123(R)		113,980			113,980
NET LOSS				(1,864,621)	(1,864,621)

BALANCE AT DECEMBER 31, 2006	22,574,374	$40,447,078	$93,972	$(42,406,271)	$(1,865,221)

See notes to financial statements.

BIOTIME, INC.

STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,864,621)	$(2,074,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,003	6,374
Amortization of line of credit costs	20,508	—
Stock-based compensation	167,643	89,178
Interest on royalty obligation	138,813	78,978
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,227)	24,368
Deposits and other assets	62,899	(4,926)
Accounts payable and accrued liabilities	(144,670)	327,900
Deferred revenue	350,854	133,692
Deferred rent	5,579	4,539
Net cash used in operating activities	(1,262,219)	(1,414,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in investing activities, purchase of property	(10,664)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from licensee for royalty obligation	—	600,000
Cash paid to licensee on royalty obligation	—	(130,000)
Issuance of common shares and warrants for cash	126	1,787,144
Common share placement costs	—	(379,984)
Net cash provided by financing activities	126	1,877,160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,272,757)	463,012
CASH AND CASH EQUIVALENTS:
At beginning of year	1,833,774	1,370,762
At end of year	$561,017	$1,833,774

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES :
Decrease in royalty obligation due to third party payment	$—	$356,000
Issuance of Warrants to Guarantors for participation in the Rights Offer	$—	$30,000
Extension of existing warrant terms	$—	$152,812

See notes to financial statements.

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

Liquidity and Going Concern - At December 31, 2006, BioTime had $561,017 of cash on hand and working capital of $3,044, a shareholders’ deficit of $1,865,221, and an accumulated deficit of $42,406,271. BioTime will continue to need additional capital and greater revenues to continue its current operations and to continue to conduct its product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay or suspend some or all aspects of its planned operations. To mitigate these factors, management has also devised a cost-cutting contingency plan to be instituted if necessary. The principal components of this plan are reductions in the salaries of existing personnel and in discretionary general and administrative expenses such as public relations. As a result, management believes that at BioTime’s projected rate of spending, which may include spending cuts, cash on hand, anticipated royalties from the sale of Hextend, licensing fees, and the available revolving line of credit (see Note 3) will allow BioTime to operate through September 30, 2007. BioTime will continue to seek additional financing or capital as well as additional licensing revenues from its current and future patents. In view of the matters described above, BioTime’s continued operations are dependent on its ability to raise additional capital, obtain additional financing and or succeed in its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

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

Revenue recognition - BioTime complies with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable. BioTime recognizes revenue in the quarter in which the royalty report is received rather than the quarter in which the sales took place, as it does not have sufficient sales history to accurately predict quarterly sales. Up-front nonrefundable fees where BioTime has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended and (c) collection of the payment is reasonably assured.

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

Concentrations of credit risk - Financial instruments that potentially subject BioTime to significant concentrations of credit risk consist primarily of cash and cash equivalents. BioTime limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. Cash equivalent deposits with financial institutions may, at times, exceed federally issued limits; however, BioTime has not experienced any losses on such accounts.

Equipment - Equipment is stated at cost. Equipment is being depreciated using the straight-line method over a period of thirty-six to eighty-four months.

Patent costs - Patent costs associated with obtaining patents on products being developed are expensed as general and administrative expenses when incurred. These costs totaled $126,618 and $82,058, for the years ended December 31, 2006 and 2005, respectively.

Research and development - BioTime complies with the accounting requirements of Statement of Financial Accounting Standards (“SFAS”) No.2, Accounting for Research and Development Costs. Research and development costs are expensed when incurred and consist principally of salaries, payroll taxes, research and laboratory fees, hospital and consultant fees related to clinical trials, and BioTime’s PentaLyte solution for use in human clinical trials.

Income Taxes - BioTime accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Stock-based Compensation - On January 1, 2006, BioTime adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees including employee stock options based on estimated fair values. SFAS 123(R) supersedes BioTime's previous accounting using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which provides supplemental implementation guidance for SFAS 123(R). BioTime has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Upon adoption of SFAS 123 (R), BioTime has continued to utilize the Black-Scholes Merton option pricing model which was previously used for BioTime's proforma disclosures under SFAS 123. BioTime's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and the actual and the projected employee stock options exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Loss per share - BioTime complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt, and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Diluted loss per share for the years ended December 31, 2006 and 2005 excludes any effect from 1,811,664 options and 7,943,314 warrants; 1,477,164 options and 8,220,972 warrants,, respectively, as their inclusion would be antidilutive.

Fair value of financial instruments - The carrying amount of BioTime’s financial instruments, consisting of cash, accounts receivable, and short-term payables, approximates their fair value due to their short-term maturity.

Reclassification - Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently issued accounting standards - In July 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. BioTime does not believe that the adoption of FIN 48 will have a material effect on its financial statements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS  No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  BioTime is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. BioTime is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its financial statements.

3. Lines of Credit

In March 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The credit line will expire, and any funds borrowed, plus accrued interest, must be repaid, on the earlier of October 31, 2007 or when BioTime receives $600,000 in new funding through the sale of capital stock, the receipt of licensing and similar fees in excess of $1,000,000, from other borrowing, or any combination of those sources. Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira.

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

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $30,000; no funds have yet been drawn from this line of credit. Should any such money be drawn, interest will be payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25%.

4. Royalty Obligation

In December 2004, BioTime entered into an agreement with Summit Pharmaceuticals International Corporation (“Summit”) to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005, and $150,000 in October 2005. The payments represent a partial reimbursement of BioTime’s development cost of Hextend and PentaLyte. In June 2005, following BioTime’s approval of Summit’s business plan for Hextend, BioTime paid to Summit a one-time fee of $130,000 for their services in preparing the plan. The agreement states that revenues from Hextend and PentaLyte in Japan will be shared between BioTime and Summit as follows: BioTime 40% and Summit 60%. Additionally, BioTime will pay Summit 8% of all net royalties received from the sale of PentaLyte in the United States.

The accounting treatment of the payments from Summit falls under the guidance of Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor. As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF 88-18 even though BioTime is not legally indebted to Summit for that amount.

In July 2005, Summit sublicensed the rights to Hextend in Japan to Maruishi. In consideration for the license, Maruishi agreed to pay Summit a series of milestone payments: Yen 70,000,000, (or $593,390 based on foreign currency conversion rates at the time) upon executing the agreement, and Yen 100,000,000 upon regulatory filing in Japan, and Yen 100,000,000 upon regulatory approval of Hextend in Japan. Consistent with the terms of the BioTime and Summit agreement, Summit paid 40% of that amount, or $237,356, to BioTime during October 2005. BioTime does not expect the regulatory filing and approval milestones to be attained for several years.

The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit. BioTime first became aware of the terms of the Maruishi and Summit agreement during the fourth quarter of 2005, prepared an estimate of the future cash flows, and determined that Summit will earn a majority of their return on investment from their agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales. Considering this, the $770,000 is viewed as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue. Accordingly, BioTime recorded the entire amount paid by Maruishi to Summit for the sublicense of $593,390 as deferred revenue, to be amortized over the remaining life of the patent through 2019. BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit. The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18. Interest on the long-term royalty obligation is accrued monthly using the effective interest method beginning October 2005, using a rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered. Prior to October 2005, BioTime was accruing interest at a rate of 12% based upon its incremental borrowing rate as the effective interest rate derived from future “deemed payments” could not be reasonably estimated. The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $132,960 and $78,978 of interest expense on the long-term royalty obligation for 2006 and 2005, respectively.

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

Certain persons acted as guarantors of the 2005 Rights Offer under a Standby Purchase Agreement pursuant to which they agreed to purchase up to 4,467,862 units if the subscription rights were not fully exercised. In consideration for their agreement, BioTime paid the guarantors $132,000 in cash and issued to them warrants to purchase 600,000 common shares, which were accounted for as costs of the equity financing. The $132,000 was included in accounts payable and accrued expenses as of December 31, 2005. Total cash costs for the 2005 Rights Offer, which were recorded as a reduction of the proceeds received, were $379,984. The warrants issued to the guarantors have the same terms as the warrants BioTime sold in the 2005 Rights Offer. The market price of all warrants issued in the 2005 Rights Offer was $0.05 on the closing date.

During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt, Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime. BioTime agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime's behalf under the agreement. The agreement has been renewed each year and will expire on March 31, 2007. BioTime agreed to issue Greenbelt $90,000 in cash and 60,000 common shares for the twelve months ending March 31, 2005, $45,000 cash and 135,000 common shares for the twelve months ending March 31, 2006 and $90,000 cash and 200,000 common shares for the twelve months ending March 31, 2007. Of the final period’s fees, 150,000 Common Shares were issued on January 2, 2007, the balance of the shares is due to be issued, on April 3, 2007. The cash fee is payable as follows: $30,000 on January 2, 2007, $30,000 on April 2, 2007, and $30,000 on October 1, 2007; provided, that BioTime may defer either or both of the cash payments that would otherwise be due on January 2, 2007 and April 2, 2007 until a date that BioTime may determine, but not later than October 1, 2007. The agreement with Greenbelt states that in return for allowing such a deferral, Greenbelt will be issued an additional 30,000 shares by BioTime. To date, BioTime has deferred both the January 2, 2007 payment and the April 2, 2007 payment, thereby necessitating issuance of  60,000 additional shares to Greenbelt.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at December 31,
2006	$65,138	$78,750	$52,987	$(45,000)	$(43,875)	$108,000
2005	$112,950	$56,250	$47,638	$(67,500)	$(84,200)	$65,138

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

BioTime, as part of rights offerings and other agreements, has issued warrants to purchase its common stock. Activity related to warrants in 2006 and 2005 is presented in the table below:

	Number of Shares	Per share warrant price	Weighted Average Exercise Price
Outstanding, January 1, 2005	3,153,191	$1.47-$8.14	$2.07
Issued in 2005 with rights offer	5,067,781	2.00	2.00
Shares under warrants at December 31, 2005	8,220,972	1.47-8.14	2.03
Exercised	(63)	2.00	2.00
Expired in 2006	(277,595)	1.47-8.14	2.70
Outstanding, December 31, 2006	7,943,314	$1.34-$3.92	$2.00

At December 31, 2006, 7,943,314 warrants to purchase common stock with a weighted average exercise price of $2.00 and a weighted average remaining contractual life of 3.79 years were outstanding.

In March 2006, the board of directors approved an increase in the authorized number of common shares to 50,000,000 shares.

6. Stock Option Plans

During 1992, BioTime adopted the 1992 Stock Option Plan (the "1992 Plan"). Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of December 31, 2006, options to purchase 119,500 shares had been granted and were outstanding at exercise prices ranging from $3.00 to $11.75 under the 1992 Plan. At December 31, 2006, no options were available for future grants under the 1992 Plan.

During 2002, BioTime adopted a new stock option plan (the “2002 Plan”). The 2002 Plan was amended during December 2004 to increase the number of shares available for the issuance of options. Under the 2002 Plan, BioTime has reserved 2,000,000 common shares for issuance under options granted to eligible persons. No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant. Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options. These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee. The 2002 Plan also permits BioTime to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle BioTime to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment. BioTime may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares. Under the 2002 Plan, as of December 31, 2006, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 1,592,164 common shares at exercise prices ranging from $0.32 to $4.00 per share; and had 407,836 options available for future grants.

On January 1, 2006, BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options. The following table summarizes stock-based compensation expense related to employee and director stock options awards for the year ended December 31, 2006, which was allocated as follows:

Year Ended December 31, 2006 (under SFAS 123(R))
Stock-based compensation expense:
Research and Development	$26,874
General and Administrative	87,106
Total stock-based compensation expense	$113,980

The following table reflects pro forma net loss and basic and diluted loss per share for the year ended December 31, 2005, and stock-based compensation expense is calculated based on the pro forma application of SFAS No. 123:

Year ended December 31, 2005
Net loss - as reported for the prior period	$(2,074,251)

Stock-based compensation expense related to employee stock options	(192,416)

Net loss, including the effect of stock-based compensation expense	$(2,266,667)

Net loss per share - as reported for the prior period
Basic and diluted	$(0.12)

Net loss per share, including the effect of stock-based compensation expense
Basic and diluted	$(0.13)

BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006. BioTime’s financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 31, 2006, total unrecognized compensation costs related to unvested stock options was $2,866, which is expected to be recognized as expense over a weighted average period of approximately 0.40 years.

For all applicable periods, the value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2006 and 2005 was $0.16 and $1.86 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2005

Expected lives in years	5	5
Risk free interest rates	4.60%	4.28%
Volatility	89%	93%
Dividend yield	0%	0%

For options granted prior to 2006 and valued in accordance with SFAS 123, the expected life and the expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

General Option Information

 A summary of all option activity for the years ended December 31, 2006 and 2005 is as follows:

	Options available for grant	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2005	1,213,336	1,192,164	$4.00
Granted	(326,000)	326,000	1.86
Forfeited/expired	--	(41,000)	10.22

Outstanding, December 31, 2005	887,336	1,477,164	$3.31
Granted	(509,500)	509,500	0.32
Forfeited/expired	30,000	(175,000)	5.51
Outstanding, December 31, 2006	407,836	1,811,164	$2.20

Additional information regarding options outstanding as of December 31, 2006 is as follows:
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$.32-$.34	494,500	5.77	$0.32	494,500	$0.32
1.00-3.00	837,664	2.58	1.95	758,664	1.94
4.00	320,000.82		4.00	320,000	4.00
11.75	59,500	2.29	11.75	59,500	11.75

$0.32-$11.75	1,711,664	2.21	$2.08	1,632,664	$2.21

7. Commitments and Contingencies

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

Rent expenses totaled $192,521 and $172,140 for the years ended December 31, 2006 and 2005,

respectively. Remaining minimum annual lease payments under the lease are as follows:

Year	Minimum lease payments
2007	$131,900
2008	135,857
2009	139,933
2010	59,022

Indemnification - Under BioTime’s bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments that BioTime could be required to make under the indemnification provisions contained in BioTime’s bylaws is unlimited. However, BioTime has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and no liabilities were recorded for these agreements as of December 31, 2006.

Under the license agreements with Hospira and CJ, BioTime will indemnify Abbott Laboratories (Hospira’s predecessor), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement. Management believes that the possibility of payments under the indemnification clauses is remote. Therefore, BioTime has not recorded a provision for potential claims as of December 31, 2006. BioTime enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords, and (ii) agreements with investors, underwriters, investment bankers, and financial advisers. Under these provisions, BioTime generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments that BioTime could be required to make under these indemnification provisions is unlimited. BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, BioTime believes the estimated fair value of these agreements is minimal. Accordingly, BioTime has no liabilities recorded for these agreements as of December 31, 2006.

8. Income Taxes

The primary components of the net deferred tax asset are:

Year Ended December 31, 2006
Deferred tax asset:
Net operating loss carryforwards	$16,081,000
Research & development and other credits	1,726,000
Other, net	1,023,000
Total	18,830,000
Valuation allowance	(18,830,000)
Net deferred tax asset	$ -0-

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

Year ending December 31,	2006	2005
Computed tax benefit at federal statutory rate	34%	34%
Permanent differences, primarily nondeductible interest	(4%)	(1%)
Losses for which no benefit has been recognized	(39%)	(41%)
State tax benefit, net of effect on federal income taxes	6%	6%
Research and development and other credits	3%	2%
	0%	0%

No tax benefit has been recorded through December 31, 2006 because of the net operating losses incurred and a full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. BioTime established a 100% valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2006, BioTime has net operating loss carryforwards of approximately $44,700,000 for federal and $14,800,000 for state tax purposes, which expire through 2026. In addition, BioTime has tax credit carryforwards for federal and state tax purposes of $978,000 and $748,000, respectively, which expire through 2026.

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

9. Enterprise-wide Disclosures

Geographic Area Information

Revenues, including license fees and royalties, by geographic area are based on the country of domicile of the counterparty to the agreement.

Year ended December 31,	2006	2005
Revenues
Domestic	$993,554	$790,161
Asia	168,461	113,039

Total revenues	$1,162,015	$903,200

All of BioTime’s assets are located at its Emeryville, California facility.

Major Customers

BioTime has two major customers comprising significant amounts of total revenues as follows:

Year ended December 31,	2006	2005
% of Total Revenues
Hospira	80%	69%
CJ Corp	8%	11%

10. Subsequent Events

On January 2, 2007, BioTime issued 150,000 shares to Greenbelt in accordance with Greenbelt's consulting agreement. BioTime elected to defer the cash payments due to be paid Greenbelt under the consulting agreement during January and April 2007. According to the terms of the agreement, BioTime will issue Greenbelt an additional 60,000 shares in consideration of the deferral.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Matters required to be reported under paragraph (a) of Item 304 of Regulation S-K have been previously reported. No matter described in paragraph (b) of Item 304 has occurred.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including its principal executive officers and its principal financial officer, have reviewed and evaluated our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-KSB annual report. Following this review and evaluation, management has collectively determined that our disclosure controls and procedures are sufficient to ensure that material information relating to BioTime with respect to 2006 was made known to them.

Item 8B. Other Information

During January 2007, we issued 150,000 common shares, and during April 2007 we issued 110,000 common shares, to Greenbelt Corp., our financial advisor, under the terms of their financial advisory agreement. The shares issued during April 2007 included 60,000 shares issued as additional compensation under the agreement in connection with our election to defer payment of the cash fees due during January and April 2007. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Exchange Act of 1933, as amended.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The names and ages of the directors and executive officers of BioTime are as follows:

Hal Sternberg, Ph.D., 53, is our Vice President of Research and a Member of the Office of the President, and has served on the Board of Directors since 1990. Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer’s Disease. Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.

Harold Waitz, Ph.D., 64, is our Vice President of Engineering and Regulatory Affairs and a member of the Office of the President, and has served on the Board of Directors since 1990. He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.

Judith Segall, 53, is our Vice President of Operations and Secretary and a member of the Office of the President, and has served on the Board of Directors from 1990 through 1994, and from 1995 through the present date. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

       Michael D. West, Ph.D., 53, has served on the Board of Directors since 2002. Dr. West serves as President and Chief Scientific Officer of Advanced Cell Technology, Inc., and is Adjunct Professor of Bioengineering at the University of California, Berkeley. Dr. West has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology and human embryonic stem cell research and development. Prior to joining ACT in 1998, Dr. West founded Geron Corporation of Menlo Park, California and from 1990 to 1998 he was a Director and Vice President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators James Thomson and John Gearhart that led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

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

Steven A. Seinberg, J.D., 40, became Chief Financial Officer and Treasurer during August 2001. Prior to assuming these positions, Mr. Seinberg worked for over five years as BioTime’s Director of Financial and Legal Research, a position that involved, among other duties, contract modifications and management of our intellectual property portfolio. Mr. Seinberg received a J.D. from Hastings College of the Law in San Francisco in 1994.

Jeffrey B. Nickel, Ph.D., 63, became Vice President of Business Development and Marketing during June 2004 and served on the Board of Directors from 1997 until June 2004. Dr. Nickel was the President of Nickel Consulting through which he served as a consultant to companies in the pharmaceutical and biotechnology industries from 1990 until becoming Vice President of BioTime. Prior to starting his consulting business, Dr. Nickel served in a number of management positions for Syntex Corporation and Merck & Company. Dr. Nickel received his Ph.D. in Organic Chemistry from Rutgers University in 1970.

There are no family relationships among our directors or officers.

Committees of the Board

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. Each of those committees is composed of three directors who are independent in accordance with Section 121(A) of the American Stock Exchange (AAMEX@) listing standards and Section 10A-3 under the Securities Exchange Act of 1934, as amended.

The members of the Audit Committee are Valeta Gregg and Michael West. The Audit Committee met four times during the fiscal year ended December 31, 2006. The purpose of the Audit Committee is to recommend the engagement of our independent auditors and to review their performance, the plan, scope and results of the audit, and the fees paid to the corporation’s independent auditors. The Audit Committee also will review our accounting and financial reporting procedures and controls and all transactions between us and our officers, directors, and shareholders who beneficially own 5% or more of the common shares.

The Board of Directors has determined that Michael West is an audit committee financial expert within the meaning of Item 407(d)) of SEC Regulation S-K on the basis of Mr. West’s experience as the President of Advanced Cell Technology, Inc. and as a founder of Geron, Inc.  Mr. West has had oversight over the performance of the chief financial and accounting officers of those companies.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2006, except that Alfred D. Kingsley and Greenbelt Corp. were delinquent in filing a Form 4.

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

Item 10. Executive Compensation

We do not have long term employment agreements with our executive officers. However, each executive officer has executed an Intellectual Property Agreement which provides that BioTime is the owner of all inventions developed by the executive officer during the course of his or her employment.

The following table summarizes certain information concerning the compensation paid during the past two fiscal years to each of the executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total

Hal Sternberg	2006	$100,000	$ —	$10,913	$110,913
Vice President of Research	2005	$90,167		$ —	$90,167
Member, Office of the President

Harold Waitz	2006	$100,000	$ —	$10,913	$110,913
Vice President of Regulatory Affairs & Engineering	2005	$94,333		$ —	$94,333
Member, Office of the President

Judith Segall	2006	$108,000	$ —	$10,913	$118,913
Vice President of Operations	2005	$58,500		$17,068	$75,568
Corporate Secretary
Member, Office of the President

Steven A. Seinberg	2006	$100,000	$ —	$10,913	$110,913
Chief Financial Officer and Treasurer	2005	$94,917		$ —	$94,333
Member, Office of the President

Jeffrey Nickel	2006	$100,000	$ —	$10,913	$110,913
Vice President of Business	2005	$54,167		$ —	$54,167
Development and Marketing

On November 8, 2005, the Board of Directors granted Judith Segall an option to purchase 125,000 common shares, each, at an exercise price of $2.00 per share. The option was granted under our 2002 Stock Option Plan. The options will expire five years from the date of grant, or within three months after termination of the executive’s employment, subject to certain exceptions in the event of death or disability. The exercise price of the option exceeded the closing price the common shares as reported on the Nasdaq OTCBB on the date of the grant.

On November 24, 2006, the Board of Directors granted Judith Segall, Harold Waitz, Hal Sternberg, Steven Seinberg, and Jeffrey Nickel options to purchase 80,000 common shares, each, at an exercise price of $0.32 per shares. Each option was granted under our 2002 Stock Option Plan. The options will expire five years from the date of grant, or within three months after termination of the executive’s employment, subject to certain exceptions in the event of death or disability. The exercise price of the options was equal to 150% of the closing price the common shares as reported on the Nasdaq OTCBB on November 22, 2006, the last trading day before the effective date of the grant.

Stock Options

The following table summarizes certain information concerning stock options held by each member of the Office of the President as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Judith Segall	80,000(1)		$4.00	October 27, 2007
	37,500(2)	12,500(2)	$2.00	May 31, 2009
	125,000(3)		$2.00	November 7, 2010
	80,000(4)		$0.32	November 23, 2011

Hal Sternberg	90,000(5)		$4.00	October 27, 2007
	37,500(2)	12,500(2)	$2.00	May 31, 2009
	80,000(4)		$0.32	November 23, 2011

Harold Waitz	80,000(1)		$4.00	October 27, 2007
	37,500(2)	12,500(2)	$2.00	May 31, 2009
	80,000(4)		$0.32	November 23, 2011

Steven Seinberg	20,000(6)		$4.00	October 27, 2007
	18,750(7)	6,250(7)	$2.00	May 31, 2009
	80,000(4)		$0.32	November 23, 2011

Jeffrey Nickel	20,000(8)		$3.00	March 30, 2007
	20,000(9)		$1.55	March 30, 2008
	10,000(10)		$2.17	March 7, 2009
	75,000(11)	25,000(11)	$2.00	May 31, 2009
	80,000(4)		$0.32	November 23, 2011

(1) 26,666 options became exercisable on October 28, 2002, 26,667 options became exercisable on January 1, 2003, and 26,667 options became exercisable on January 4, 2004.

(2) 12,500 options became exercisable on June 1, 2004 and the remaining options became or will become exercisable in three equal annual installments.

(3) 125,000 options became exercisable on November 8, 2005

(4) 80,000 options became exercisable on November 24, 2006

(5) 30,000 options became exercisable on October 28, 2002, 30,000 options became exercisable on January 1, 2003, and 30,000 options became exercisable on January 4, 2004.

(6) 6,666 options became exercisable on October 28, 2002, 6,667 options became exercisable on January 1, 2003, and 6,667 options became exercisable on January 4, 2004.

(7) 6,250 options became exercisable on June 1, 2004 and the remaining options became or will become exercisable in three equal annual installments.

(8) 12,500 options became exercisable on March 31, 2002 and the remaining options became or will become exercisable in nine equal monthly installments.

(9) 5,000 options became exercisable on March 31, 2003 and the remaining options became or will become exercisable in nine equal monthly installments.

(10) 5,000 options became exercisable on March 31, 2004 and the remaining options became or will become exercisable in on May 31, 2004.

(11) 25,000 options became exercisable on June 1, 2004 and the remaining options became or will become exercisable in three equal annual installments.

Compensation of Directors

The two directors who were not employees each received either $10,000 in cash and options to purchase 10,000 common shares exercisable at $0.34 per share, which was the closing price of the common shares reported on the OTCBB on March 28, 2006, or options to purchase 20,000 common shares exercisable at $0.34 per share. The options granted to these directors vested and became exercisable in equal quarterly installments based on continued service on the Board of Directors. Directors and members of committees of the Board of Directors who are BioTime employees are not compensated for serving as directors or attending meetings of the Board or committees of the Board. Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board. Directors who are BioTime employees are also entitled to receive compensation in such capacity.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the current members of the Board of Directors who are not employees of BioTime.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash	Option Awards	Total
Michael D. West	—	$5,003	$5,003
Valeta Gregg	$10,000	$2,502	$12,502

(1) At December 31, 2006 Michael West held options to purchase 98,332 common shares at exercise prices ranging from $0.34 to$1.26 per share.

(2) At December 31, 2006 Valeta Gregg held options to purchase 38,332 common shares at exercise prices ranging from $0.34 to$2.17 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2006 concerning beneficial ownership of common shares by each shareholder known by us to be the beneficial owner of 5% or more of our common shares. Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Security Ownership of Certain Beneficial Owners

	Number of Shares	Percent of Total
Alfred D. Kingsley(1) Gary K. Duberstein Greenbelt Corp. Greenway Partners, L.P. Greenhouse Partners, L.P. 110 E. 59th Street, Suite 3203 New York, New York 10022	9,888,204	38.5%

Neal C. Bradsher(2) Broadwood Partners, L.P. Broadwood Capital, Inc. 767 Fifth Avenue, 50th Floor New York, NY 10153	3,321,806	13.8%

George Karfunkel (3) 59 Maiden Lane New York, New York 10038	2,342,108	9.8%

Cyndel & Co., Inc (4) Patrick Kolenik Huntington Laurel Partnership 36 Golf Lane Huntington, NY 11743 Cynthia Bayern Steven Bayern BN Ventures, LLC SJCMB Family Limited Partnership 26 West Broadway #1004 Long Beach, NY 11561	1,795,270	7.6%

___________________________

(1) Includes 1,606,698 shares presently owned by Greenbelt Corp, 334,632 shares that may be acquired by Greenbelt Corp. upon the exercise of certain warrants, 527,942 shares owned by Greenway Partners, L.P., 448,121 shares that may be acquired by Greenway Partners, L.P. upon the exercise of certain warrants, 4,669,522 shares owned solely by Alfred D. Kingsley, 2,301,289 shares that may be acquired by Mr. Kingsley upon the exercise of warrants, 12,256 shares owned solely by Gary K. Duberstein, and 680 shares that may be acquired by Mr. Duberstein upon the exercise of certain warrants. Mr. Kingsley and Mr. Duberstein control Greenbelt Corp. and may be deemed to beneficially own the warrants and shares that Greenbelt Corp. beneficially owns. Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P., and Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P. Greenhouse Partners, L.P., Mr. Kingsley, and Mr. Duberstein may be deemed to beneficially own the shares that Greenway Partners, L.P. owns. Mr.

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

(4) Includes 104,762 shares owned by Cyndel & Co., Inc., 135,714 shares that Cyndel maybe acquire upon the exercise of certain warrants, 66,500 shares owned by partnership of which Cynthia Bayern is a general partner, 125,000 shares that Dr. Bayern may acquire upon the exercise of certain warrants, 305,000 shares that Steven Bayern may acquire upon the exercise of certain warrants, 222,897shares owned by Huntington Laurel Partnership, 220,297 shares that Huntington Laurel Partnership may be acquire upon the exercise of certain warrants, 205,100 shares owned by Patrick Kolenik, 55,000 shares owned by Mr. Kolenik’s wife jointly with a third party, and 175,000 shares that Mr. Kolenik may acquire upon the exercise of certain warrants. Steven Bayern and Cynthia Bayern are husband and wife and each may be deemed to beneficially own the shares beneficially owned by the other. Mr. Bayern and Mr. Kolenik are the shareholders, officers and directors of Cyndel and may be deemed to beneficially own the shares that Cyndel owns. Mr. Bayern and Mr. Kolenik are the members of the general partner of Huntington Laurel Partnership and may be deemed to beneficially own the shares owned by that partnership.

Security Ownership Of Management

The following table sets forth information as of March 1, 2006 concerning beneficial ownership of common shares by each member of the Board of Directors, certain executive officers, and all officers and directors as a group.

	Number of Shares	Percent of Total
Judith Segall(1)	792,669	3.5%

Hal Sternberg(2)	500,201	2.2%

Harold D. Waitz(3)	418,625	1.8%

Jeffrey Nickel(4)	242,812	1.1%

Steven A. Seinberg(5)	125,000	*

Michael D. West(6)	98,332	*

Valeta Gregg(7)	38,332	*

All officers and directors as a group (7 persons)(8)	2,215,971	9.3%
___________________________

* Less than 1%

(1) Includes 335,000 shares that may be acquired upon the exercise of certain stock options, and 45,337 shares that may be acquired upon the exercise of certain warrants.

(2)    Includes 220,000 shares that may be acquired upon the exercise of certain options and 25,931 shares that may be acquired upon the exercise of certain warrants.

(3)
Includes 2,952 shares held for the benefit of Dr. Waitz’s children, 210,000 shares that may be acquired by Dr. Waitz upon the exercise of certain stock options, 38,379 shares that may be acquired by Dr. Waitz upon the exercise of certain warrants (including 720 warrants held for the benefit of Dr. Waitz’s children).

(4)	Includes 230,000 shares that may be acquired upon the exercise of certain options and 937 shares that may be acquired upon the exercise of certain warrants.

(5)	Includes 125,000 shares that may be acquired upon the exercise of certain options.

(6)   Includes 98,332 shares that may be acquired upon the exercise of certain options.

(7)   Includes 38,332 shares that may be acquired upon the exercise of certain options.

(8)   Includes 1,370,200 shares that may be acquired upon the exercise of certain options and warrants.

Item 12. Certain Relationships and Related Transactions

                During April 1998, we entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also BioTime shareholders. We agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on our behalf under the agreement. The agreement has been renewed each year and will expire on March 31, 2007. We agreed to issue Greenbelt $90,000 cash and 80,000 common shares for the twelve months ending March 31, 2004, $90,000 cash and 60,000 common shares for the twelve months ending March 31, 2005, and $45,000 cash and 135,000 common shares for the twelve months ending March 31, 2006. The financial advisory agreement with Greenbelt has been extended through March 31, 2007 and for service rendered Greenbelt will be entitled to receive a cash fee of $90,000 and 200,000 Shares (the “2006 Consulting Shares”). The 2006 Consulting Shares are issuable in two installments as follows: 150,000 Shares on January 2, 2007 for services rendered through December 31, 2006, and 50,000 Shares on April 2, 2007 for services rendered from January 1, 2007 through March 31, 2007. The cash fee is payable as follows: $30,000 on January 2, 2007, $30,000 on April 2, 2007, and $30,000 on October 1, 2007; provided, that we may defer either or both of the cash payments that would otherwise be due on January 2, 2007 and April 2, 2007 until a date that we may determine, but not later than October 1, 2007. If we elect to defer a cash payment, we will issue to Greenbelt 30,000 additional common shares within ten business days after the date on which the deferred cash payment was originally due. To date, we have now deferred both the January 2, 2007 payment and the April 2, 2007 payment, thereby necessitating issuance of a total of 60,000 shares to Greenbelt. We have agreed to file a registration statement, at our expense, to register Greenbelt’s shares for sale under the Securities Act of 1933, as amended, upon Greenbelt’s request.

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

We issued Mr. Bayern a warrant to purchase 100,000 common shares at an exercise price of $4.00 per share as part of his consulting compensation during 2004. The warrant will expire in April 2007. Mr. Bayern is an officer, director, and shareholder of Cyndel and is the husband of Cynthia Bayern.

During April 2006, we entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel under which we may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The credit line will expire, and any funds borrowed must be repaid, on the earlier of October 31, 2007 or when we receive $600,000 in new funding through the sale of capital stock, the receipt of licensing and similar fees in excess of $1,000,000, from other borrowing, or any combination of those sources. Under the Credit Agreement, we will prepay, and the credit line will be reduced by, any funds we receive prior to the maturity date from those sources. In consideration for making the line of credit available, we issued to the lenders at total of 100,000 common shares. The line of credit is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira, Inc.

Item 13. Exhibits.

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

Notes to Financial Statements

(a-2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3) Exhibits.
Exhibit Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

23.1	Consent of Rothstein, Kass & Company, P.C.++++

23.2	Consent of BDO Seidman, LLP++++

31	Rule 13a-14(a)/15d-14(a) Certification++++

32	Section 1350 Certification++++

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

+++Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

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

^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

* Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

*** Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡ Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004

‡‡ Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005

†† Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006

††† Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006

†††† Incorporated by reference to BioTime’s Form 10-K For the year ended December 31, 2005

**** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

++++Filed herewith

Item 14. Principal Accountant Fees and Services

Rothstein, Kass and Company (“RKCO”) audited our annual financial statements for the fiscal year ended December 31, 2006. We first engaged RKCO as our auditors in February 2007; we did not pay them any fees during the year ended December 31, 2006. BDO Seidman, LLP (“BDO”) audited our annual financial statements for the fiscal year ended December 31, 2005, and reviewed our financial statements included in our quarterly reports on Form 10-QSB for the first three quarters of 2006.

Audit Fees. BDO billed us $165,751 in 2005 for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-Q. BDO billed us $86,998 in 2006 for the review of our financial statements included in our quarterly reports on Form 10-QSB, and for work performed in conjunction with the audit of our annual financial statements. In 2005, BDO also provided services related to the filing of securities registration statements; fees for those services were $33,770. No such services were performed in 2006.

Audit-Related Fees. BDO billed us $8,440 for audit-related fees during the fiscal year ended December 31 2005. These fees were incurred in connection with BDO’s consultations relative to the BioTime-Summit transactions. No such services were performed in 2006.

Tax Fees. BDO billed us $7,000 for review and preparation of U.S. federal, state, and local tax returns during the fiscal years ended December 31, 2005 and 2006.

Other Fees. There were no other fees charged to us by BDO during the fiscal years ended December 31, 2005 and 2006.

Under practices and procedures adopted by the Audit Committee, the prior approval of the Audit Committee is required for the engagement of BioTime's auditors to perform any non-audit services for BioTime. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 2007.

BIOTIME, INC.

By:	/s/Judith Segall
Judith Segall, Vice President-Operations,
Member, Office of the President*

Signature	Title	Date

/s/Judith Segall	Vice President -Operations and	April 16, 2007
Judith Segall	Corporate Secretary; Member-
Office of the President*
and Director

/s/Hal Sternberg	Vice President-Research;	April 16, 2007
Hal Sternberg, Ph.D.	Member, Office of the President*
and Director

/s/Harold D. Waitz	Vice President-Regulatory Affairs;	April 16, 2007
Harold D. Waitz, Ph.D.	Member, Office of the President*
and Director

/s/Steven A. Seinberg	Chief Financial Officer	April 16, 2007
Steven A. Seinberg	(Principal Financial and
Accounting Officer)

Michael D. West	Director	April ___, 2007

/s/Valeta Gregg
Valeta Gregg	Director	April 16, 2007

* The Office of the President is comprised of the three above-referenced executive officers of the Registrant who collectively exercise the powers of the Chief Executive Officer.

Exhibit Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**
10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

23.1	Consent of Rothstein, Kass & Company, P.C.++++

23.2	Consent of BDO Seidman, LLP++++

31	Rule 13a-14(a)/15d-14(a) Certification++++

32	Section 1350 Certification++++

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

+++Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

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

^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

* Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2002.

*** Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡ Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004

‡‡ Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005

†† Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006

††† Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006

†††† Incorporated by reference to BioTime’s Form 10-K For the year ended December 31, 2005

**** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

++++Filed herewith