Form 10QSB
period 2007-03-31
BIOTIME INC
filed 2007-05-15
CIK 876343

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

:	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

9	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 22,834,374 common shares, no par value, as of May 9, 2007.

Transitional Small Business Disclosure Format (Check one) Yes      No  X

PART 1– FINANCIAL INFORMATION
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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED BALANCE SHEET
March 31, 2007 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$277,280
Accounts receivable	4,287
Prepaid expenses and other current assets	53,246
Total current assets	334,813

EQUIPMENT, net of accumulated depreciation of $582,690	10,861
DEPOSITS AND OTHER ASSETS	20,976
TOTAL ASSETS	$366,650

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$553,358
Lines of credit	100,000
Current portion of deferred license revenues	185,738
Total current liabilities	839,096

DEFERRED LICENSE REVENUES - less current portion	1,217,477
ROYALTY OBLIGATION	671,506
OTHER LONG-TERM LIABILITIES	11,119
Total long-term liabilities	2,739,198

COMMITMENT

SHAREHOLDERS' DEFICIT: Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none issued	-
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 22,724,324	40,493,615
Contributed capital	93,972
Accumulated deficit	(42,960,135)
Total shareholders' deficit	(2,372,548)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$366,650
See accompanying notes to condensed interim financial statements.

BIOTIME, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUE:
License fees	$46,434	$35,802
Royalties from product sales	199,264	205,940
Total revenue	245,698	241,742

OPERATING EXPENSES:
Research and development	(343,550)	(265,932)
General and administrative	(417,780)	(436,881)
Total operating expenses	(761,330)	(702,813)

INTEREST INCOME (EXPENSE) AND OTHER:	(38,230)	(17,116)

NET LOSS	$(553,862)	$(478,187)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - BASIC AND DILUTED	22,722,707	22,439,469

See accompanying notes to condensed interim financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(553,862)	$478,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,758	1,464
Amortization of line of credit costs	5,965	-
Interest on royalty obligation	39,749	31,371
Stock-based compensation	50,837	32,006
Changes in operating assets and liabilities:
Accounts receivable	2,889	(503,561)
Prepaid expenses and other current assets	(8,713)	(46,073)
Accounts payable and accrued liabilities	117,343	(251,760)
Deferred revenue	(38,925)	468,041
Deferred rent	1,001	1,945
Net cash used in operating activities	(381,958)	(744,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in investing activities, purchase of assets	(1,779)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	100,000	-
Exercise of warrants	-	126
Net cash provided by financing activities	100,000	126

DECREASE IN CASH AND CASH EQUIVALENTS:	(283,737)	(744,628)
Cash and cash equivalents at beginning of period	561,017	1,833,774
Cash and cash equivalents at end of period	$277,280	$1,089,146

See accompanying notes to condensed interim financial statements.

BIOTIME, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Description of Organization

General - BioTime, Inc. (“BioTime”) was organized November 30, 1990 as a California corporation. BioTime is a biomedical organization which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.

The unaudited condensed interim balance sheet as of March 31, 2007, and the unaudited condensed interim statements of operations and cash flows for the three months ended March 31, 2007 and 2006 have been prepared by BioTime management. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2007 and for all interim periods presented have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these interim condensed financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-K for the year ended December 31, 2006.

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

Liquidity and Going Concern - The accompanying condensed interim financial statements have been prepared assuming BioTime will continue as a going concern. At March 31, 2007, BioTime had $277,280 cash on hand and lines of credit for $573,600 (see Note 3), from which $100,000 had been drawn at March 31, 2007. BioTime also had negative working capital of $504,283, a shareholders’ deficit of $2,372,548, and an accumulated deficit of $42,960,135. BioTime needs additional capital and greater revenues to continue its current operations, to complete clinical trials of PentaLyte®, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. Management believes that its projected rate of spending, which includes possible spending cuts, cash on hand, anticipated royalties from the sale of Hextend®, licensing fees, and available revolving lines of credit, will allow BioTime to operate through September 30, 2007. These conditions raise substantial doubt about BioTime’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Financial Statement Estimates - The preparation of condensed interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Indemnification - The following is a summary of BioTime's agreements that BioTime has determined are within the scope of the Financial Accounting Standards Board (the “FASB”) interpretation No. 45 (“FIN 45”), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34."

Under its bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments BioTime could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, BioTime has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2007.

Under its license agreements with Hospira, Inc. ("Hospira") and CJ Corp. ("CJ"), BioTime shall indemnify Abbott (Hospira’s predecessor in interest), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement. Management believes that the possibility of payments under the indemnification clauses by BioTime is remote. Therefore, BioTime has not recorded a provision for potential claims as of March 31, 2007.

BioTime enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions BioTime generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments BioTime could be required to make under these indemnification provisions is unlimited. BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, BioTime believes the estimated fair value of these agreements is minimal. Accordingly, BioTime has no liabilities recorded for these agreements as of March 31, 2007.

Stock-Based Compensation - On January 1, 2006, BioTime adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees including employee stock options based on estimated fair values. SFAS 123(R) supersedes BioTime's previous accounting policy using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which provides supplemental implementation guidance for SFAS 123(R). BioTime has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Upon adoption of SFAS 123(R), BioTime has continued to utilize the Black-Scholes Merton option pricing model which was previously used for BioTime's pro forma disclosures under SFAS 123. BioTime's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and the actual and projected employee stock options exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. See Note 8 for additional information.

Recently Issued Accounting Standards -In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements, and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

  FIN 48 establishes a two-step approach for evaluating tax positions. The first step - recognition - occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step - measurement - is only considered after step one has been satisfied, and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority, or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. BioTime does not believe that the adoption of FIN 48 will have a material effect on its condensed interim financial statements.

  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. BioTime is currently evaluating the effect, if any, that the adoption of SFAS 157 will have on its condensed interim financial statements.

  In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. BioTime is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its condensed interim financial statements.

3. Lines of Credit

In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. During the quarter ended March 31, 2007, BioTime drew $100,000 under this line of credit and had requested an additional $200,000 which was received subsequent to March 31, 2007. See Note 10 to the condensed interim financial statements.

BioTime also has an available line of credit from American Express, which allows for borrowings up to $43,600; no funds have yet been drawn from this line of credit. Should any such money be drawn, interest will be payable on borrowings at a total rate equal to the prime rate plus 3.99% per annum; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49% per annum. The line of credit will not expire unless terminated by one of the parties.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $30,000; no funds have yet been drawn from this line of credit. Should any such money be drawn, interest will be payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25% per annum.

4. Royalty Obligation

In December 2004, BioTime entered into an agreement with Summit Pharmaceuticals International Corporation (“Summit”) to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005, and $150,000 in October 2005. The payments represent a partial reimbursement of BioTime’s development costs of Hextend and PentaLyte. In June 2005, following BioTime’s approval of Summit’s development plan for Hextend, BioTime paid to Summit a one-time fee of $130,000 for their services in preparing the plan. The agreement states that revenues from Hextend and PentaLyte in Japan will be shared between BioTime and Summit as follows: BioTime 40% and Summit 60%. Additionally, BioTime will pay Summit 8% of all net royalties received from the sale of PentaLyte in the United States.

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

In July 2005, Summit sublicensed the rights to Hextend in Japan to Maruishi Pharmaceutical Co., Ltd (“Maruishi”). In consideration for the license, Maruishi agreed to pay Summit a series of milestone payments: Yen 70,000,000, (or $593,390 USD based on foreign currency conversion rates at the time) upon executing the agreement, Yen 100,000,000 upon regulatory filing in Japan, and Yen 100,000,000 upon regulatory approval of Hextend in Japan. Consistent with the terms of the BioTime and Summit agreement, Summit paid 40% of the initial agreement execution amount, $237,356, to BioTime during October 2005. BioTime does not expect the regulatory filing and approval milestones to be attained for several years.

The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit. BioTime first became aware of the terms of the Maruishi sublicense during the fourth quarter of 2005, at which time BioTime prepared an estimate of the future cash flows, and determined that Summit will earn a majority of its return on investment from its agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales. Considering this, the imputed $770,000 obligation to Summit is viewed for accounting purposes as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue. Accordingly, BioTime recorded the entire $593,390 paid by Maruishi to Summit for the sublicense as deferred revenue, to be amortized over the remaining life of the patent through 2019. BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit. The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18. Interest on the long-term royalty obligation is accrued monthly, using the effective interest method beginning October 2005, at the rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered. Prior to October 2005, BioTime was accruing interest at a rate of 12% per annum based upon its incremental borrowing rate because the effective interest rate derived from future “deemed payments” could not be reasonably estimated. The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $31,749 and $31,371 of interest expense on the long-term royalty obligation during the three months ended March 31, 2007 and March 31, 2006, respectively.

5. Shareholders’ Deficit

During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt Corp. ("Greenbelt"), a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime. The agreement has been renewed each subsequent year ending March 31. For the twelve months ended March 31, 2006, BioTime agreed to pay Greenbelt $45,000 in cash and issue 135,000 common shares. Expenses of $24,413 relating to the term of the agreement were recognized during the three months ended March 31, 2006. During April 2006, BioTime paid the remaining $45,000 obligation under the agreement for the twelve months ended March 31, 2006 and issued 33,750 common shares. During March 2006, the board of directors approved the renewal of the agreement with Greenbelt for the 12 months ended March 31, 2007. BioTime will pay Greenbelt a cash fee of $90,000 and agreed to issue Greenbelt 200,000 common shares. The cash fees were payable as follows: $30,000 on January 2, 2007, $30,000 on April 2, 2007, and $30,000 on October 1, 2007. However, BioTime elected to exercise its right to defer the cash payment that would otherwise have been due on January 2, 2007. The deferred payment must be paid no later than October 1, 2007. Under the terms of the Greenbelt agreement, BioTime will issue to Greenbelt 30,000 additional common shares as consideration for the deferral of the cash payment. The condensed interim statement of operations for the three months ended March 31, 2007 reflects an accrual of $16,800 as the value of the 30,000 shares issued to Greenbelt as consideration for the deferral of the payment due January 2, 2007. BioTime also elected to defer the cash payment that was due to Greenbelt on April 2, 2007; see Note 9.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1,	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at March 31,
2007	$108,000	22,500	44,800	(0)	(40,500)	$134,800
2006	$ 65,138	11,250	13,163	(0)	(31,388)	$58,163

During the three months ended March 31, 2007 and 2006, BioTime issued to Greenbelt 150,000 and 101,250 common shares, valued at $40,500 and $31,388, respectively.

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

7. Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares. For the three months ended March 31, 2007 and 2006, options to purchase 1,751,664 and 1,509,664 common shares, respectively, and warrants to purchase 7,912,714 and 8,169,909 common shares, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

8. Stock-Based Compensation under SFAS 123(R)

On January 1, 2006, BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options. The following table summarizes stock-based compensation expense related to employee and director stock options awards for the three months ended March 31, 2007 and 2006, which was allocated as follows:
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock-based compensation expense:
Research and Development	$–	$–
General and Administrative	6,037	18,843
Stock-based compensation expense included in operating expense	6,037	18,843
Total stock-based compensation expense	$6,037	$18,843

The value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123(R).

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $0.25 and $0.25 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected lives (in years)	5	5
Risk free interest rate	3.89%	4.79%
Volatility	78.34%	93.00%
Dividend yield	0%	0%
Forfeiture rate	0%	0%

For options granted prior to 2006 and valued in accordance with SFAS 123, the expected life and the expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Fair Value Estimates

BioTime uses third-party analyses to assist in developing the assumptions used to determine fair value of share-based payment awards granted. BioTime’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The variables include, but are not limited to BioTime’s expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

9. Subsequent Events

On April 2, 2007, BioTime issued 50,000 common shares in conjunction with the 2006 Greenbelt agreement. On April 2, 2007, BioTime elected to defer the cash payment due to Greenbelt, and as consideration for the deferral BioTime issued Greenbelt an additional 30,000 shares of common stock.

During April 2007, BioTime drew an additional $200,000 on its revolving line of credit. See Note 3 for terms of this agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in November 1990, BioTime has been engaged primarily in research and development activities, which have culminated in the commercial launch of Hextend®, our lead product, and our recently completed clinical trial of PentaLyte®. Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend. Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and organ preservation solutions and technology for medical use.

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

Our first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ Corp. (“CJ”) under exclusive licenses from us. Hospira also has the right to obtain regulatory approval and market Hextend in Latin America and Australia. Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan. Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.

Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.

Revenues for the three months ended March 31, 2007 consist of royalties on sales made by Hospira during the period beginning October 1, 2006 and ending December 31, 2006. Royalty revenues recognized for that three-month period were $199,264, substantially unchanged from $202,037 of royalty revenue from Hospira during the same period last year.

Licensee sales to hospitals increased but were offset by a slight decrease in sales to the United States Armed Forces during the period. Hextend is part of the Tactical Combat Casualty Care protocol and has been purchased by the Armed Forces through intermittent large volume orders.

We expect to receive royalties of $163,676 from Hospira during May 2007, based on Hextend sales during the three months ended March 31, 2007. Royalties increased 64% from royalty revenues of $99,957 received during the same period last year. The increase is attributable to increased sales of Hextend. This revenue will be reflected in our condensed interim financial statements for the second quarter of 2007.

Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead contributing to sales growth.

We have completed the patient enrollment and treatment portion of a Phase II clinical trial of PentaLyte in which PentaLyte was used to treat hypovolemia in cardiac surgery, and we are presently analyzing the results of the trial. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The Food and Drug Administration (“FDA”) permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete Phase I and Phase II clinical trials of PentaLyte. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.

During April 2007, we submitted a report of those results to Hospira. Although Hospira has expressed its continued interest in PentaLyte, there is no assurance that they will choose to obtain a license. If Hospira declines to license PentaLyte, we would need to find a different licensee to manufacture and market PentaLyte in the United States and Canada. Regardless of whether we license PentaLyte to Hospira, we will seek licensing arrangements for PentaLyte in Europe.

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

We have been awarded a $299,990 research grant by the NIH for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We were granted $149,994 for the project during 2004 and $149,996 during 2005. We have received $240,352 of the grant funds through March 31, 2007. In the first quarter of 2007, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2008.

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

Results of Operations

Revenues

During the three months ended March 31, 2007, we recognized $46,434 of license fee revenues related to the CJ and Summit Agreements. The CJ license fee of $800,000, net of the finder’s fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the patent covering BioTime’s products in Korea. A portion of the proceeds received by Summit from Maruishi in conjunction with the sublicense of Hextend have also been deferred and are being amortized under the same terms as the CJ revenues. See Notes 2 and 4 to the condensed interim financial statements.

For the three months ended March 31, 2007, we recognized $199,264 in royalty revenue, whereas we recognized $205,940 for the three months ended March 31, 2006. Licensee sales to hospitals increased but were offset by a slight decrease in sales to the United States Armed Forces during the period, reflecting the fact that the Armed Forces purchase Hextend in intermittent large volume orders.

Operating Expenses

Research and development expenses were $343,550 for the three months ended March 31, 2007, compared to $265,932 for the three months ended March 31, 2006. This increase is chiefly attributable to a payment of approximately $86,000 due upon the completion of our Phase II clinical trials. Research and development expenses include clinical trials expenses, laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States, and consultants’ fees.

General and administrative expenses decreased to $417,780 for the three months ended March 31, 2007 from $436,881 for the three months ended March 31, 2006. In an effort to conserve cash, we have continued to cut our expenses, and had cost savings in the following general and administrative expenses: a decrease of approximately $11,000 in insurance allocated to general and administrative, a decrease of approximately $9,000 in investor relations expense, a decrease of approximately $12,800 in stock based compensation, and a $5,000 decrease in director compensation. The overall decrease was offset by an increase of approximately $17,200 in patent expenses.

Interest Income (Expense) and Other

For the three months ended March 31, 2007, we incurred net interest and other expense of $38,230, compared to expense of $17,116 for the three months ended March 31, 2006. This increase in expense is due to higher interest expense associated with our imputed royalty obligation under our license agreement with Summit.

Income Taxes

During the three months ended March 31, 2007, we incurred no foreign withholding taxes. With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

The major components of our net cash used in operations of approximately $382,000 in the first quarter of 2007 can be summarized as follows: we received approximately $199,000 of royalty revenues from Hospira; offsetting this amount were total cash-based research and development expenditures of approximately $242,000, and cash-based general and administrative expenditures of approximately $339,000.

At March 31, 2007, we had $277,280 cash on hand and lines of credit for $573,600, from which $100,000 had been drawn at March 31, 2007. We drew an additional $200,000 on one of our lines of credit during April 2007.

We will need to obtain additional equity capital or licensing fees during 2007 to finance our current operations because our current lines of credit and our royalty revenues are not sufficient to fund our operations beyond September 30, 2007.

During April 2007, we submitted to Hospira a report of the results of our Phase II clinical study of PentaLyte. Although Hospira has expressed its continued interest in PentaLyte, there is no assurance that they will choose to obtain a license. If Hospira declines to license PentaLyte, we would need to find a different licensee to manufacture and market PentaLyte in the United States and Canada. Regardless of whether we license PentaLyte to Hospira, we will seek licensing arrangements for PentaLyte in Europe.

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

In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. As of March 31, 2007, we had drawn $100,000 against this line of credit, and in April 2007 we drew an additional $200,000.

We have no contractual obligations as of March 31, 2007, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California. Under this lease, we are committed to make payments of $10,803 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

BIOTIME, INC.

Date: May 15, 2007	By:	/s/ Judith Segall
Judith Segall
Vice-President - Operations
Member, Office of the President*

Date: May 15, 2007	By:	/s/ Hal Sternberg
Hal Sternberg
Vice-President - Research
Member, Office of the President*

Date: May 15, 2007	By:	/s/ Harold Waitz
Harold Waitz
Vice-President - Regulatory Affairs
Member, Office of the President*

Date: May 15, 2007	By:	/s/ Steven A. Seinberg
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