Form 10QSB
period 2007-06-30
BIOTIME INC
filed 2007-08-14
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 22,834,374 common shares, no par value, as of  August 2, 2007.

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

PART 1- FINANCIAL INFORMATION

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

 Item 1. Financial Statements
BIOTIME, INC.
CONDENSED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,242
Accounts receivable	5,915
Prepaid expenses and other current assets	37,131
Total current assets	170,288

EQUIPMENT, net of accumulated depreciation of $584,165	9,386
DEPOSITS AND OTHER ASSETS	20,976
TOTAL ASSETS	$200,650

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$433,287
Lines of credit	306,370
Other current liabilities	324
Current portion of deferred license revenues	189,507
Total current liabilities	929,488

DEFERRED LICENSE REVENUES - less current portion	1,181,135
ROYALTY OBLIGATION	715,195
OTHER LONG-TERM LIABILITIES	11,472
Total long-term liabilities	1,907,802

COMMITMENTS

SHAREHOLDERS' DEFICIT: Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none issued	--
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 22,834,374 shares	40,573,598
Contributed capital	93,972
Accumulated deficit	(43,304,210)
Total shareholders' deficit	(2,636,640)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$200,650

See accompanying notes to condensed interim financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUE:
License fees	$47,065	$43,238	$93,499	$79,040
Royalties from product sales	163,676	99,957	362,940	305,897
Total revenue	210,741	143,195	456,439	384,937

OPERATING EXPENSES:
Research and development	(210,767)	(381,996)	(554,317)	(649,807)
General and administrative	(293,772)	(402,379)	(711,552)	(837,381)
Total operating expenses	(504,539)	(784,375)	(1,265,869)	(1,487,188)

INTEREST INCOME (EXPENSE) AND OTHER	(50,279)	(26,664)	(88,509)	(43,780)

NET LOSS	$(344,077)	$(667,844)	$(897,939)	$(1,146,031)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - BASIC AND DILUTED	22,828,879	22,561,915	22,788,518	22,501,030

See accompanying notes to condensed interim financial statements.

BIOTIME, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(897,939)	$(1,146,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,233	5,046
Interest on royalty obligation	83,437	65,484
Amortization of debt issuance costs	11,997	5,295
Stock-based compensation	68,319	59,298
Interest on line of credit	6,370	—
Changes in operating assets and liabilities:
Accounts receivable	1,262	(4,648	) )
Prepaid expenses and other current assets	1,371	16,166
Accounts payable and accrued liabilities	59,774	(267,332)
Deferred revenue	(71,498)	428,682
Other long-term liabilities	1,678	3,576
Net cash used in operating activities	(731,996)	(834,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in investing activities, purchase of assets	(1,779)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	300,000	—
Exercise of warrants	—	126
Net cash provided by financing activities	300,000	126

DECREASE IN CASH AND CASH EQUIVALENTS:	(433,775)	(834,338)
Cash and cash equivalents at beginning of period	561,017	1,833,774
Cash and cash equivalents at end of period	$127,242	$999,436

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of shares to secure line of credit	$—	$38,000

See accompanying notes to condensed interim financial statements.

BIOTIME, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

The unaudited condensed interim balance sheet as of June 30, 2007, and the unaudited condensed interim statements of operations and cash flows for the three and six months ended June 30, 2007 and 2006 have been prepared by BioTime management. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2007 and for all interim periods presented have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these condensed interim financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-K for the year ended December 31, 2006.

Significant Risks and Uncertainties- BioTime's operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of BioTime's products; BioTime's ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of and demand for BioTime products; BioTime's ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime's ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime's products; and the availability of reimbursement for the cost of BioTime's products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

Liquidity and Going Concern - The accompanying condensed interim financial statements have been prepared assuming BioTime will continue as a going concern. At June 30, 2007, BioTime had $127,242 cash on hand and lines of credit for $573,600 (see Note 3), from which $300,000 had been drawn at June 30, 2007. BioTime also had negative working capital of $759,200, a shareholders' deficit of $2,636,640, and an accumulated deficit of $43,304,210. BioTime needs additional capital and greater revenues to continue its current operations, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. Management believes that its projected rate of spending, which includes possible spending cuts, cash on hand, anticipated royalties from the sale of Hextend® , licensing fees, and available revolving lines of credit, will allow BioTime to operate through September 30, 2007. These conditions raise substantial doubt about BioTime's ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BioTime also defers costs, including finders' fees, which are directly related to license agreements for which revenue has been deferred. Deferred costs are charged to expense proportionally and over the same period that related deferred revenue is recognized as revenue. Deferred costs are net against deferred revenues in BioTime's balance sheet.

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

Under its bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments BioTime could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, BioTime has a directors' and officers' liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2007.

Under its license agreements with Hospira, Inc. ("Hospira") and CJ Corp. ("CJ"), BioTime shall indemnify Abbott (Hospira's predecessor in interest), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement. Management believes that the possibility of payments under the indemnification clauses by BioTime is remote. Therefore, BioTime has not recorded a provision for potential claims as of June 30, 2007.

BioTime enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords and (ii) its agreements with investors, investment bankers and financial advisers. Under these provisions BioTime generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments BioTime could be required to make under these indemnification provisions is unlimited. BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, BioTime believes the estimated fair value of these agreements is minimal. Accordingly, BioTime has no liabilities recorded for these agreements as of June 30, 2007.

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

Recently Adopted Accounting Standards - In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements, and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions.  The first step – recognition – occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority.  The second step – measurement – is only considered after step one has been satisfied, and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty.  Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority, or upon the expiration of the statute of limitations.  Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained.  FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings.  BioTime does not believe that the adoption of FIN 48 will have a material effect on its condensed interim financial statements.

Recently Issued Accounting Standards

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings.  The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed interim financial statements.

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

3. Lines of Credit

In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower's patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime's right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. During the six months ended June 30, 2007, BioTime drew $300,000 under this line of credit.

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

4. Royalty Obligation

In December 2004, BioTime entered into an agreement with Summit Pharmaceuticals International Corporation (“Summit”) to co-develop Hextend and PentaLyte for the Japanese market. Under the agreement, BioTime received $300,000 in December 2004, $450,000 in April 2005, and $150,000 in October 2005. The payments represent a partial reimbursement of BioTime's development costs of Hextend and PentaLyte. In June 2005, following BioTime's approval of Summit's development plan for Hextend, BioTime paid to Summit a one-time fee of $130,000 for their services in preparing the plan. The agreement states that revenues from Hextend and PentaLyte in Japan will be shared between BioTime and Summit as follows: BioTime 40% and Summit 60%. Additionally, BioTime will pay Summit 8% of all net royalties received from the sale of PentaLyte in the United States.

The accounting treatment of the payments from Summit falls under the guidance of Emerging Issues Task Force (“EITF”) 88-18, “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The EITF reached a consensus on six independent factors that would require reclassification of the proceeds as debt. BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor. As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF 88-18, even though BioTime is not legally indebted to Summit for that amount.

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

The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit. BioTime first became aware of the terms of the Maruishi sublicense during the fourth quarter of 2005, at which time BioTime prepared an estimate of the future cash flows, and determined that Summit will earn a majority of its return on investment from its agreement with Maruishi, and not the 8% of BioTime's U.S. PentaLyte sales. Considering this, the imputed $770,000 obligation to Summit is viewed for accounting purposes as a royalty obligation which will be reduced by Summit's 8% share of BioTime's U.S. PentaLyte sales plus Summit's 60% share of Japanese revenue. Accordingly, BioTime recorded the entire $593,390 paid by Maruishi to Summit for the sublicense as deferred revenue, to be amortized over the remaining life of the patent through 2019. BioTime's 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit. The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18. Interest on the long-term royalty obligation is accrued monthly, using the effective interest method beginning October 2005, at the rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered.  The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows. BioTime has recorded $83,438 and $65,484 of interest expense on the long-term royalty obligation during the six months ended June 30, 2007 and June 30, 2006, respectively.

5. Shareholders' Deficit

During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt Corp. ("Greenbelt"), a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime. The agreement has been renewed each subsequent year ending March 31. For the twelve months ended March 31, 2006, BioTime agreed to pay Greenbelt $45,000 in cash and issue 135,000 common shares.  During March 2006, the board of directors approved the renewal of the agreement with Greenbelt for the 12 months ended March 31, 2007. BioTime will pay Greenbelt a cash fee of $90,000 and agreed to issue Greenbelt 200,000 common shares. The cash fees were payable as follows: $30,000 on January 2, 2007, $30,000 on April 2, 2007, and $30,000 on October 1, 2007. However, BioTime elected to exercise its right to defer the cash payments that would otherwise have been due on January 2, 2007 and April 2, 2007. The deferred payments must be paid no later than October 1, 2007. Under the terms of the Greenbelt agreement, BioTime issued to Greenbelt 60,000 additional common shares as consideration for the deferral of the cash payments. The condensed interim statement of operations for the six months ended June 30, 2007 reflects an expense of $33,000 as the value of the 60,000 shares issued to Greenbelt as consideration for the deferral of the payments due January 2, 2007 and April 2, 2007.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1,	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at June 30,
2007	$108,000	22,500	62,500	(0)	(103,000)	$90,000
2006	$ 65,138	33,750	23,487	(45,000)	(43,875)	$33,500

During the three months ended June 30, 2007 and 2006, BioTime issued to Greenbelt 110,000 and 135,000 common shares, valued at $62,500 and $43,875, respectively.

During the six months ended June 30, 2006, 63 warrants were exercised for proceeds of $126.

6. Licensing Agreement

On March 24, 2006, BioTime entered into a license agreement with Summit to develop Hextend and PentaLyte in the People's Republic of China, and Taiwan. Summit paid BioTime $500,000 in May 2006 as the initial consideration for the China and Taiwan license. BioTime also will be entitled to receive 50% of the royalties and any milestone payments received by Summit from any third-party sublicense, excluding the first payment made by a sublicensee upon execution of an agreement with Summit. Summit has entered a sublicense agreement with Maruishi for Hextend and PentaLyte in China and Taiwan. Milestone payments of  Yen 20,000,000 are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense.

7. Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and six months ended June 30, 2007 and 2006, options to purchase 1,691,644 and 1,479,644 common shares, respectively, and warrants to purchase 7,847,867 and 7,847,867 common shares, respectively, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive. As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

8. Stock-Based Compensation

On January 1, 2006, BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime's employees and directors including employee stock options. The following table summarizes stock-based compensation expense related to employee and director stock options awards for the three and six months ended June 30, 2007 and 2006 which was allocated as follows:

	Three Months Ended June 30, 2007 (under SFAS 123(R))	Six Months Ended June 30, 2007 (under SFAS 123(R))	Three Months Ended June 30, 2006 (under SFAS 123(R))	Six Months Ended June 30, 2006 (under SFAS 123(R))
Stock-based compensation expense:

Research and Development	$-	$-	$-	$-
General and Administrative	17,483	23,520	16,968	35,811

Stock-based compensation expense included in operating expense	17,483	23,520	16,968	35,811

Total stock-based compensation expense	$17,483	$23,520	$16,968	$35,811

The value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123(R).

The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $0.57 and $0.25 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Expected lives in years	5	5
Risk free interest rates	4.51%	4.79%
Volatility	102%	93%
Dividend yield	0%	0%
Forfeiture	0%	0%

BioTime uses third-party analyses to assist in developing the assumptions used to determine fair value of share-based payment awards granted. BioTime's determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime's stock price as well as assumptions regarding a number of highly complex and subjective variables. The variables include, but are not limited to BioTime's expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Most of our research and development efforts have been devoted to our first three blood volume replacement products: Hextend, PentaLyte, and HetaCool®. By testing and bringing all three products to the market, we can increase our market share by providing the medical community with solutions to match patients' needs. By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ transplant surgery, we may also create new market segments for our product line.

Our first product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia. Hextend is being distributed in the United States by Hospira, Inc. (“Hospira”) and in South Korea by CJ Corp. (“CJ”) under exclusive licenses from us. Hospira also has the right to obtain regulatory approval and market Hextend in Latin America and Australia. Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People's Republic of China, and Taiwan. Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.

Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.

Revenues for the three months ended June 30, 2007 consist of royalties on sales made by Hospira during the period beginning January 1, 2007 and ending March 31, 2007. Royalty revenues recognized for that three-month period were $163,676 a 64% increase from $99,957 of royalty revenue from Hospira during the same period last year.

Licensee sales to hospitals and to the United States Armed Forces increased during the period. Hextend is part of the Tactical Combat Casualty Care protocol and has been purchased by the Armed Forces through intermittent large volume orders.

We received royalties of $183,093 from Hospira during July 2007, based on Hextend sales during the three months ended June 30, 2007. Royalties decreased 27% from royalty revenues of $250,017 received during the same period last year. The decrease is attributable to a decrease in sales of Hextend to the United States Armed Forces, although this decrease was somewhat offset by an increase in sales to hospitals.  This revenue will be reflected in our condensed interim financial statements for the third quarter of 2007.

Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers. We believe that as Hextend use proliferates within the leading US hospitals, other smaller hospitals will follow their lead contributing to sales growth.

We have completed a Phase II clinical trial of PentaLyte in which PentaLyte was used to treat hypovolemia in cardiac surgery. Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable. Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000. The Food and Drug Administration (“FDA”) permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete Phase I and Phase II clinical trials of PentaLyte. A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.

During April 2007 Hospira declined an opportunity to commercialize PentaLyte® under the terms we offered.   Hospira will continue to manufacture and sell Hextend® under its License Agreement with us, and we will offer other pharmaceutical companies the opportunity to license PentaLyte®.

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

We have been awarded a $299,990 research grant by the NIH for use in the development of HetaCool. We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou. Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas. We were granted $149,994 for the project during 2004 and $149,996 during 2005. We have received $240,352 of the grant funds through June 30, 2007. In the first quarter of 2007, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2008.

BioTime scientists believe the HetaCool program has the potential to produce a product that could be used in very high fluid volumes (50 liters or more per procedure if HetaCool were used as a multi-organ donor preservation solution or to temporarily replace substantially all of the patient's circulating blood volume) in cardiovascular surgery, trauma treatment, and organ transplantation. However, the cost and time to complete the development of HetaCool, including clinical trials, cannot presently be determined.

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

Results of Operations

Revenues

During the three months ended June 30, 2007, we recognized $47,065 of license fee revenues related to the CJ and Summit Agreements. The CJ license fee of $800,000, net of the finder's fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the patent covering BioTime's products in Korea. A portion of the proceeds received by Summit from Maruishi in conjunction with the sublicense of Hextend have also been deferred and are being amortized under the same terms as the CJ revenues. See Notes 2 and 4 to the condensed interim financial statements.

For the three months ended June 30, 2007, we recognized $163,676 in royalty revenue, whereas we recognized $99,957 for the three months ended June 30, 2006. Licensee sales to hospitals and to the United States Armed Forces increased during the period, reflecting the fact that the Armed Forces purchase Hextend in intermittent large volume orders.

Operating Expenses

Research and development expenses were $210,767 for the three months ended June 30, 2007, compared to $381,996 for the three months ended June 30, 2006.  This decrease is chiefly attributable to the completion of our Phase II clinical trials of PentaLyte. Research and development expenses include clinical trials expenses, laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States, and consultants' fees. For the six months ended June 30, 2007, research and development expenses totaled $554,317, compared to $649,807 for the six months ended June 30, 2006. This decrease is due primarily to a decrease of approximately $41,000 in consultants’ fees and outside research expenses due to the completion of Phase II clinical trials for PentaLyte in early 2007, a decrease of approximately $37,000 for benefits and employee related costs allocated to research and development, and a decrease of approximately $18,000 for business insurance allocated to research and development.

General and administrative expenses decreased to $293,772 for the three months ended June 30, 2007 from $402,379 for the three months ended June 30, 2006. In an effort to conserve cash, we have continued to cut our expenses, and had cost savings in the following general and administrative expenses: a decrease of approximately $39,000 in costs associated with our 2006 annual meeting (analogous costs have not yet been incurred in 2007), a decrease of approximately $28,000 in accounting services due to change in audit firm, a decrease of approximately $23,000 in investor relation services, and a decrease of approximately $19,000 in consulting expense.   For the six months ended June 30, 2007, general and administrative expenses totaled $711,552, compared to $837,381 for the six months ended June 30, 2006. This decrease is due primarily to a decrease of approximately $61,000 in legal and accounting expenses, a decrease of approximately $27,000 in investor relations costs, and a decrease of approximately $40,000 in printing and other costs associated with our annual meeting.  These increases were somewhat offset by an increase of approximately $22,000 in patent costs.

Interest Income (Expense) and Other

For the three months ended June 30, 2007, we incurred net interest and other expense of $50,279, compared to $26,664 for the three months ended June 30, 2006. For the six months ended June 30, 2007, we incurred net interest and other expense of $88,509, compared to $43,780 for the six months ended June 30, 2006. These increases are due to higher interest expense associated with our imputed royalty obligation under our license agreement with Summit and interest accrued for the line of credit funds drawn.

Income Taxes

For Federal and state income tax purposes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Net Loss

For the three- and six-month periods ended June 30, 2007, our net losses were $344,077 and $897,939, respectively.

Liquidity and Capital Resources

The major components of our net cash used in operations of approximately $350,000 in the second quarter of 2007 can be summarized as follows: we received approximately $164,000 of royalty revenues from Hospira; offsetting this amount were total cash-based research and development expenditures of approximately $216,000, and cash-based general and administrative expenditures of approximately $298,000.

At June 30, 2007, we had $127,242 cash on hand and lines of credit for $573,600, from which $300,000 had been drawn.

We will need to obtain additional equity capital or licensing fees during 2007 to finance our current operations because our current lines of credit and our royalty revenues are not sufficient to fund our operations beyond September 30, 2007.

During April 2007 Hospira declined an opportunity to commercialize PentaLyte® under the terms we offered.  We will offer other pharmaceutical companies the opportunity to license PentaLyte®.

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

In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum. The maturity date of the Credit Agreement is the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower's patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares. The line of credit is collateralized by a security interest in BioTime's right to receive royalty and other payments under the license agreement with Hospira. The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000. As of June 30, 2007, we had drawn $300,000 against this line of credit.

We have no contractual obligations as of June 30, 2007, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California. Under this lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.

Our net cash used in operating activities during the six months ended June 30, 2007 was $731,996, compared to $834,464 used during the six months ended June 30, 2006.  Our net cash provided by financing activities for the six months ended June 30, 2007 was $300,000 worth of borrowings on a line of credit, compared to $126 provided by an exercise of warrants during the six months ended June 30, 2006.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

 PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

Exhibit
Numbers	Description

3.1	Articles of Incorporation †

3.2	Amendment of Articles of Incorporation ****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. ††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006 ††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

31	Rule 13a-14(a)/15d-14(a) Certification ++++

32	Section 1350 Certification ++++

†Incorporated by reference to BioTime's Form 10-K for the fiscal year ended June 30, 1998.

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

### Incorporated by reference to BioTime's Form 8-K, filed April 24, 1997.

^ Incorporated by reference to BioTime's Form 10-Q for the quarter ended June 30, 1999.

* Incorporated by reference to BioTime's Form 10-K for the year ended December 31, 2001.

** Incorporated by reference to BioTime's Form 10-Q for the quarter ended June 30, 2002.

*** Incorporated by reference to BioTime's Form 10-K/A-1 for the year ended December 31, 2002.

‡ Incorporated by reference to BioTime's Form 8-K, filed December 30, 2004

‡‡ Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

‡‡‡ Incorporated by reference to BioTime's Form 8-K, filed December 20, 2005

†† Incorporated by reference to BioTime's Form 8-K, filed January 13, 2006

††† Incorporated by reference to BioTime's Form 8-K, filed March 30, 2006

†††† Incorporated by reference to BioTime's Form 10-K For the year ended December 31, 2005

**** Incorporated by reference to BioTime's Form 10-Q for the quarter ended June 30, 2006.

++++Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 14, 2007	By:	/s/ Judith Segall
Judith Segall
Vice-President - Operations
Member, Office of the President*

Date: August 14, 2007	By:	/s/ Hal Sternberg
Hal Sternberg
Vice-President - Research
Member, Office of the President*

Date: August 14, 2007	By:	/s/ Harold Waitz
Harold Waitz
Vice-President - Regulatory Affairs
Member, Office of the President*

Date: August 14, 2007	By:	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

* The Office of the President is comprised of the three above-referenced executive officers of BioTime who collectively exercise the powers of the Chief Executive Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation †

3.2	Amendment of Articles of Incorporation ****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. ††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

31	Rule 13a-14(a)/15d-14(a) Certification ++++

32	Section 1350 Certification ++++

†Incorporated by reference to BioTime's Form 10-K for the fiscal year ended June 30, 1998.

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

### Incorporated by reference to BioTime's Form 8-K, filed April 24, 1997.

^ Incorporated by reference to BioTime's Form 10-Q for the quarter ended June 30, 1999.

* Incorporated by reference to BioTime's Form 10-K for the year ended December 31, 2001.

** Incorporated by reference to BioTime's Form 10-Q for the quarter ended June 30, 2002.

*** Incorporated by reference to BioTime's Form 10-K/A-1 for the year ended December 31, 2002.

‡ Incorporated by reference to BioTime's Form 8-K, filed December 30, 2004

‡‡ Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005

‡‡‡ Incorporated by reference to BioTime's Form 8-K, filed December 20, 2005

†† Incorporated by reference to BioTime's Form 8-K, filed January 13, 2006

††† Incorporated by reference to BioTime's Form 8-K, filed March 30, 2006

†††† Incorporated by reference to BioTime's Form 10-K For the year ended December 31, 2005

**** Incorporated by reference to BioTime's Form 10-Q for the quarter ended June 30, 2006.

++++Filed herewith