Form 10QSB
period 2007-09-30
BIOTIME INC
filed 2007-11-14
CIK 876343

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 22,834,374 common shares, no par value, as of November 9, 2007.

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

Item 1. Financial Statements

BIOTIME, INC.
CONDENSED BALANCE SHEET
(unaudited)
ASSETS	September 30, 2007
CURRENT ASSETS:
Cash and cash equivalents	$13,760
Accounts receivable	4,909
Prepaid expenses and other current assets	13,883
Total current assets	32,552

EQUIPMENT, net of accumulated depreciation of $585,047	8,504
DEPOSITS AND OTHER ASSETS	20,976
TOTAL ASSETS	$62,032

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$442,162
Current portion of deferred license revenue	193,633
Lines of credit payable	353,931
Other current liabilities	1,296
Total current liabilities	991,022

DEFERRED LICENSE REVENUE – less current portion	1,143,674
ROYALTY OBLIGATION	761,215
OTHER LONG-TERM LIABILITIES	10,530
Total long-term liabilities	1,915,419

COMMITMENTS

SHAREHOLDERS' DEFICIT:
Preferred shares, no par value, undesignated as to Series, authorized 1,000,000 shares; none outstanding	—
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 22,834,374	40,579,321
Contributed capital	93,973
Accumulated deficit	(43,517,703)
Total shareholders' deficit	(2,844,409)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$62,032
See notes to condensed interim financial statements.

BIOTIME, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUE:
License fees	$48,066	$46,979	$141,565	$126,019
Royalties from product sales	183,093	250,017	546,033	555,914
Total revenue	231,159	296,996	687,598	681,933

EXPENSES:
Research and development	(170,382)	(304,562)	(724,699)	(954,369)
General and administrative	(216,443)	(301,924)	(927,877)	(1,139,305)
Total expenses	(386,825)	(606,486)	(1,652,576)	(2,093,674)

INTEREST INCOME (EXPENSE) AND OTHER EXPENSES:	(57,825)	(30,545)	(146,452)	(74,325)

NET LOSS	$(213,491)	$(340,035)	$(1,111,430)	$(1,486,066)
LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – BASIC AND DILUTED	22,834,374	22,574,324	22,803,971	22,525,747

See notes to condensed interim financial statements.

BIOTIME, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,111,430)	$(1,486,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,115	5,383
Interest on royalty obligation	129,458	101,416
Amortization of debt issuance costs	18,162	11,393
Lines of credit payable	13,931	—
Stock-based compensation	74,043	77,211
Changes in operating assets and liabilities:
Accounts receivable	2,268	(5,966)
Prepaid expenses and other current assets	18,454	71,053
Deposits	—	—
Accounts payable and accrued liabilities	69,945	(240,768)
Deferred revenue	(104,836)	389,362
Other long-term liabilities	412	4,578
Net cash used in operating activities	(885,478)	(1,072,404)

Cash used in investing activities, purchase of equipment	(1,779)	(5,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	340,000	—
Exercise of options	—	126
Net cash provided by financing activities	340,000	126

DECREASE IN CASH AND CASH EQUIVALENTS:	(547,257)	(1,078,221)
Cash and cash equivalents at beginning of period	561,017	1,833,774
Cash and cash equivalents at end of period	$13,760	$755,553

NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of shares to secure line of credit	$—	$38,000

See notes to condensed interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Description of Organization and Liquidity

General - BioTime, Inc. (“BioTime”) was organized November 30, 1990 as a California corporation. BioTime is a biomedical organization which is engaged in the research and development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.  In October 2007, BioTime announced its entry into the field of regenerative medicine by initiating the development of advanced human stem cell products and technology for diagnostic, therapeutic and research use.  Regenerative medicine refers to therapies based on human embryonic stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  Human embryonic stem cells are the first human cells ever discovered that are capable of infinite cell division while possessing the potential to differentiate into all of the cell types of the human body.  Stem cells may also have commercial uses in screening for the discovery of experimental new drugs.

The unaudited condensed interim balance sheet as of September 30, 2007, the unaudited condensed interim statements of operations for the three and nine months ended September 30, 2007 and 2006 and the unaudited condensed interim statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007 and for all interim periods presented have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results anticipated for the full year of 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed interim financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-KSB for the year ended December 31, 2006.

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

Liquidity and Going Concern- The accompanying unaudited condensed interim financial statements have been prepared assuming BioTime will continue as a going concern. At September 30, 2007, BioTime had $13,760 cash and cash equivalents on hand and lines of credit for $573,600 (see Note 3), from which $340,000 had been drawn at September 30, 2007. BioTime also had negative working capital of $958,470, a shareholders' deficit of $2,844,409, and an accumulated deficit of $43,517,703. BioTime needs additional capital and greater revenues to continue its current operations, and to conduct its planned product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders. BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties. The availability and terms of equity financing and new license agreements are uncertain. The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay, suspend, or possibly discontinue some or all aspects of its planned operations. Management believes that its projected rate of spending, which includes possible spending cuts, cash on hand, anticipated royalties from the sale of Hextend®, licensing fees, and available revolving lines of credit, will allow BioTime to operate through March 31, 2008.  These conditions raise substantial doubt about BioTime's ability to continue as a going concern. The accompanying unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Summary of Select Significant Accounting Policies

Financial Statement Use of Estimates - The preparation of unaudited condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition – Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned.  Up-front, non-refundable fees where BioTime has no continuing performance obligations are recognized as revenues when collection is reasonably assured.  In situations where continuing performance obligations exist, up-front, non-refundable fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, BioTime amortizes non-refundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended and (c) collection of the payment is reasonably assured.

BioTime also defers costs, including finders’ fees, which are directly related to license agreements for which revenue has been deferred.  Deferred costs are charged to expense proportionally and over the same period that related deferred revenue is recognized as revenue.  Deferred costs are net against deferred revenues in BioTime’s unaudited condensed interim balance sheet.

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

Recently Adopted Accounting Standard

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

3.  Lines of Credit

 In April 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime may borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum.  The maturity date of the Credit Agreement was the earlier of (i) October 31, 2007 or (ii) such date on which the borrower shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).  Under the Credit Agreement, BioTime will prepay, and the credit line will be reduced by, any funds received prior to the maturity date from those sources discussed above. In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares.  The market value of BioTime common shares was $0.38 per common share on April 12, 2006, valuing the shares at $38,000.  The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira. During the nine months ended September 30, 2007, BioTime drew $300,000 under this line.

BioTime also has an available line of credit from American Express, which allows for borrowings up to $43,600. During the nine months ended September 30, 2007, BioTime drew $40,000 under this line, interest will be payable on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.  The line of credit will not expire unless terminated by one of the parties.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $30,000; the entire amount was drawn from this line of credit in October 2007. Interest will be payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25% per annum.

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

The accounting treatment of the payments from Summit fall under the guidance of the FASB’s Emerging Issues Task Force (“EITF”) 88-18, “Sales of Future Revenues.”  EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right.  The EITF reached a consensus on six independent factors that would require reclassification of the proceeds as debt. BioTime meets one of the factors whereby BioTime has significant continuing involvement in the generation of the cash flows due to the investor.  As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF 88-18, even though BioTime is not legally indebted to Summit for that amount.

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

The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit.  BioTime first became aware of the terms of the Maruishi sublicense during the fourth quarter of 2005, at which time BioTime prepared an estimate of the future cash flows, and determined that Summit will earn a majority of its return on investment from its agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales.  Considering this, the imputed $770,000 obligation to Summit is viewed for accounting purposes as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue.  Accordingly, BioTime recorded the entire $593,390 paid by Maruishi to Summit for the sublicense as deferred revenue, to be amortized over the remaining life of the patent through 2019.  BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit.  The balance of the license fees received by BioTime is still being treated as a long-term royalty obligation for financial accounting purposes under EITF 88-18.  Interest on the long-term royalty obligation is accrued monthly, using the effective interest method beginning October 2005, at the rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered.  Prior to October 2005, BioTime was accruing interest at a rate of 12% per annum based upon its incremental borrowing rate because the effective interest rate derived from future “deemed payments” could not be reasonably estimated.  The effective interest rate will be evaluated annually, or when events occur that have significantly affected the estimate of future cash flows.  BioTime has recorded $129,458 and $101,416 of interest expense on the long-term royalty obligation during the nine months ended September 30, 2007 and September 30, 2006, respectively.

5.  Shareholders’ Deficit

During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt Corp. (“Greenbelt”), a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime.  The agreement has been renewed each subsequent year ending March 31.  For the twelve months ending March 31, 2006, BioTime agreed to pay Greenbelt $45,000 in cash and issue 135,000 common shares.  During April 2006, BioTime paid the remaining $45,000 obligation under the agreement for the twelve months ended March 31, 2006 and issued 33,750 common shares. During March 2006, the board of directors approved the renewal of the agreement with Greenbelt for the 12 months ending March 31, 2007.  BioTime agreed to pay Greenbelt a cash fee of $90,000 and issue Greenbelt 200,000 common shares.  The common shares were issued as follows: 150,000 shares on January 2, 2007 for services rendered through December 31, 2006, and 50,000 shares on April 2, 2007 for services rendered from January 1, 2007 through March 31, 2007. The cash fee was payable as follows: $30,000 on January 2, 2007, $30,000 on April 2, 2007, and $30,000 on October 1, 2007.  However, BioTime elected to exercise its right to defer the cash payments that would otherwise have been due on January 2, 2007, and on April 2, 2007.  Under the terms of the Greenbelt agreement, BioTime issued 60,000 additional common shares as consideration for the deferral of the cash payments.  An expense of $33,000, reflecting the value of the shares issued, has been recorded for the nine months ended September 30, 2007 in the unaudited condensed statements of operations.

Activity related to the Greenbelt agreement is presented in the table below (unaudited):

	Balance included in Accounts Payable at January 1	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at September 30,
2007	$108,000	$22,500	$62,500	$(0)	$(103,000)	$90,000
2006	$65,138	$56,250	$33,487	$(45,000)	$(43,875)	$66,000

During the nine months ended September 30, 2007 and 2006, the Company issued to Greenbelt 110,000 and 135,000 common shares, respectively, valued at $62,500 and $43,875, respectively.

During the nine months ended September 30, 2006, 63 warrants were exercised for proceeds of $126.

6. Licensing Agreement

On March 24, 2006, BioTime entered into a licensing agreement with Summit to develop Hextend and PentaLyte in the People’s Republic of China, and Taiwan.  Summit paid BioTime $500,000 in May, 2006 as the initial consideration for the China and Taiwan license.  BioTime also will be entitled to receive 50% of the royalties and any milestone payments received by Summit from any third-party sublicense, excluding the first payment made by a sublicense upon execution of an agreement with Summit.  Summit has entered a sublicense agreement with Maruishi for Hextend and PentaLyte in China and Taiwan.  Milestone payments of Yen 20,000,000 are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense.

7. Loss Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and nine months ended September 30, 2007 and 2006, options to purchase 1,691,664 and 1,419,644 common shares, respectively, and warrants to purchase 7,847,867 and 7,847,867 common shares, respectively, were excluded from the computation of earnings (loss) per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

8. Stock-Based Compensation

On January 1, 2006, BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options.  The following table summarizes stock-based compensation expense related to employee and director stock options awards for the three and nine months ended September 30, 2007, which was allocated as follows (unaudited):

Stock-based compensation expense:	Three Months Ended September 30, 2007 (under SFAS123(R))	Nine Months Ended September 30, 2007 (under SFAS123(R))	Three Months Ended September 30, 2006 (under SFAS123(R))	Nine Months Ended September 30, 2006 (under SFAS123(R))

General and Administrative	$5,723	$29,243	$7,913	$43,724

Stock-based compensation expense included in operating expense	5,723	29,243	7,913	43,724

Total stock-based compensation expense	$5,723	$29,243	$7,913	$43,724

For all applicable periods, the value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123(R).

The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $0.57 and $0.25 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Expected lives in years	5	5

Risk free interest rates	4.51%	4.79%

Volatility	102%	93%

Dividend yield	0%	0%

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

9. Subsequent Event

In October 2007, BioTime amended its Revolving Line of Credit Agreement (See Note 3).  The amendment increases the line of credit to $1,000,000, and increases the interest rate to 12% per annum.  The maturity date of the amended Credit Agreement is the earlier of (i) April 30, 2008 or (ii) such date on which the borrower shall have received an aggregate of $2,000,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which the borrower grants one or more licenses to use the borrower’s patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).  In consideration for amending the line of credit, on October 17, 2007, BioTime issued to the investors a total of 200,000 common shares, which had a value on that date of $106,000.  The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira.

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

On October 10, 2007, Michael D. West, Ph.D. became BioTime's new Chief Executive Officer.  Dr. West will help spearhead BioTime's entry into the field of regenerative medicine by initiating the development of advanced human stem cell products and technology for diagnostic, therapeutic and research use.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  Human embryonic stem cells are the first human cells ever discovered that are capable of infinite cell division while possessing the potential to differentiate into all of the cell types of the human body.  Stem cells may also have commercial uses in screening for the discovery of experimental new drugs.

We plan to focus on near-term commercialization opportunities presented by stem cell research programs.  We believe that the development of products for use in stem cell research provides an opportunity to commercialize products more quickly, using less capital, than developing therapeutic products.  Our plan is to market to companies and academic researchers in the stem cell industry some of the tools they need to attain their goals.

We plan to launch three kinds of research products in the next two years.  The first product is a commercial embryome database that will provide a map that researchers may use to navigate the complexities of human development and to identify the many hundreds of cell types coming from hES cells.  Like the field of "genomics," where companies mapped the human DNA, we believe that there is an important need for a map of the human "embryome" in stem cell research.  This map would take the form of a relational data base that would permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  We plan to launch this web-based database in late 2007 or the early part of 2008.

We also plan to develop growth and differentiation factors, and hope to launch the first of these products beginning in 2008.  In order to manufacture specific cell types from hES cells, researchers need to use factors that signal to hES cells to become a desired cell type.  We may market these reagents from a new BioTime website.

The third category of near-term products that we plan to develop are purification ligands useful to researchers in purification and quality control analysis of products in regenerative medicine.  We hope to be able to launch the first of these products in 2009.

Our ability to commercialize our planned stem cell research products is dependent upon the success of our research and development program, and our ability to obtain the capital needed for the financing of that program.

Most of our research and development efforts to date have been devoted to our first three blood volume replacement products: Hextend, PentaLyte, and HetaCool®.  By testing and bringing all three products to the market, we can increase our market share by providing the medical community with solutions to match patients’ needs.  By developing technology for the use of HetaCool in low temperature surgery, trauma care, and organ transplant surgery, we may also create new market segments for our product line.

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

Revenues for the three months ended September 30, 2007 consist of royalties on sales made by Hospira and CJ during the period beginning April 1, 2007 and ending June 30, 2007.  Royalty revenues recognized for that three-month period were $183,093, a 27% decrease from the $250,017 of royalty revenue during the same period last year.  The decrease in royalties reflects a decline in sales predominantly to the United States Armed Forces.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

We received royalties of $230,646 from Hospira during November 2007, based on Hextend sales during the three months ended September 30, 2007.  Royalties decreased 39% from royalty revenues of $377,564 received during the same period last year.  The decrease in royalties is due to slower sales to the United States Armed Forces.  This revenue will be reflected in our financial statements for the fourth quarter of 2007.

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

During April 2007, Hospira declined an opportunity to commercialize PentaLyte® under the terms we offered.   Hospira will continue to manufacture and sell Hextend® under its License Agreement with us, and we will offer other pharmaceutical companies the opportunity to license PentaLyte®.

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

We have been awarded a $299,990 research grant by the National Heart, Lung, and Blood Institute division of the National Institutes of Health (“NIH”) for use in the development of HetaCool.  We are using the grant to fund a project entitled “Resuscitating Blood-Substituted Hypothermic Dogs” at the Texas Heart Institute in Houston under the guidance of Dr. George V. Letsou.  Dr. Letsou is Associate Professor of Surgery and Director of the Heart Failure Center at the University of Texas Medical School in Houston, Texas.  We were granted $149,994 for the project during 2004 and $149,996 during 2005.  We have received $240,352 of the grant funds through September 30, 2007.  The time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2008.

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

Until such time as we are able to successfully commercialize any of the various projected regenerative medicine products and can complete the development of PentaLyte and HetaCool and enter into commercial license agreements for those products and additional foreign commercial license agreements for Hextend, we will depend upon royalties from the sale of Hextend by Hospira and CJ as our principal source of revenues.

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

Results of Operations

Revenues

During the three months ended September 30, 2007, we recognized $48,066 of license fee revenues related to our license agreements with CJ and Summit.  The CJ license fee of $800,000, net of the finder’s fees, has been deferred and is being recognized as revenue over the life of the contract, which has been estimated to be approximately eight years based on the current expected life of the governing patent covering BioTime’s products in Korea.  A portion of the proceeds received by Summit from Maruishi in conjunction with the sublicense of Hextend have also been deferred and are being amortized under the same terms as the CJ revenues. See Notes 2 and 4 to the unaudited condensed interim financial statements for additional information.

For the three months ended September 30, 2007, we recognized $183,093 in royalty revenue, whereas we recognized $250,017 for the three months ended September 30, 2006.  This decrease of 27% in royalties is attributable to a decrease in product sales by Hospira, and reflects a decline in sales predominantly to the United States Armed Forces.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

Operating Expenses

Research and development expenses were $170,382 for the three months ended September 30, 2007, compared to $304,562 for the three months ended September 30, 2006. This decrease is chiefly attributable to a $65,184 decrease in outside research expenses following the completion of our PentaLyte clinical trial, a $22,112 decrease in salaries allocated to research and development expense, a $29,006 decrease in insurance costs allocated to research and development expense, and a decrease of $24,144 in scientific consulting costs.  For the nine months ended September 30, 2007, research and development expenses totaled $724,699, compared to $954,369 for the nine months ended September 30, 2006. This decrease is due primarily to a decrease of $85,802 in outside research expenses following the completion of our PentaLyte clinical trial, a decrease of $30,652 in salaries allocated to research and development expense, a decrease of $83,151 in insurance costs allocated to research and development expense, and a decrease of $44,343 in fees paid to scientific consultants; these decreases were offset to some extent by a $27,456 increase in payroll taxes and expenses allocated to research and development expense. Research and development expenses include clinical trial expenses, laboratory study expenses, salaries, ongoing prosecution of regulatory applications in the United States, and consultants’ fees.

General and administrative expenses decreased to $216,443 for the three months ended September 30, 2007 from $301,924 for the three months ended September 30, 2006. The major components of this decrease were a decrease of $47,070 in fees paid to general and administrative consultants, a decrease of $25,652 in salaries allocated to general and administrative expense, a decrease of $16,009 in accounting expenses, and a decrease of $10,350 in outside services; these decreases were offset to some extent by an increase of $15,510 in legal fees.  For the nine months ended September 30, 2007, general and administrative expenses totaled $927,877, compared to $1,139,305 for the nine months ended September 30, 2006.  This decrease is due primarily to a decrease of $48,278 in general and administrative consulting fees, a decrease of $19,642 in salaries allocated to general and administrative expense, a decrease of $20,788 in insurance costs allocated to general and administrative expense, a decrease of $34,480 in printing costs, a decrease of $28,984 in legal fees, and a decrease of $28,925 in investor relations costs; these decreases were somewhat offset by an increase of $13,103 in patent expenses.

Interest and Other Income (Expense)

For the three months ended September 30, 2007, we incurred net interest and other expense of $57,825, compared to expense of $30,545 for the three months ended September 30, 2006.  This increase in expense is due to higher interest expense associated with our imputed royalty obligation under our license agreement with Summit.  For the nine months ended September 30, 2007, we incurred net interest and other expense of $146,452, compared to expense of $74,325 for the nine months ended September 30, 2006. This overall net increase in expense is due to a reduction in interest income due to lower cash balances in 2007, coupled with an increase of approximately $50,000 in interest expense due to compounding on our imputed royalty obligation under our license agreement with Summit and increased interest expense associated with our lines of credit.

Income Taxes

During the three months ended September 30, 2007, we incurred no foreign withholding taxes and no income taxes.  With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

The major components of our net cash used in operations of approximately $885,000 in the nine months ended September 30, 2007 can be summarized as follows: inflows of approximately $584,000 from royalty revenues from the sale of Hextend, offset by total cash based research and development costs of approximately $638,000, and total cash based general and administrative costs of approximately $831,000.

Our net cash used in operating activities during the nine months ended September 30, 2007 was $885,478, compared to $1,072,404 used during the nine months ended September 30, 2006.  Our net cash provided by financing activities for the nine months ended September 30, 2007 was $340,000 from borrowings on lines of credit, compared to $126 provided by exercise of warrants during the nine months ended September 30, 2006.

At September 30, 2007, we had $13,760 cash and cash equivalents on hand and lines of credit for $573,600 from which $340,000 had been drawn.

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

In April 2006, we entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which allowed us to borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum.   On October 17, 2007, we amended the Credit Agreement to increase the line of credit to $1,000,000 and extended the maturity date to April 30, 2008.  In conjunction with the Amendment to the Credit Agreement, Broadwood Partners, L.P. became a lender, and the portion of the loan advanced by Cyndel & Co., Inc. was paid off.  Loans under the line of credit will bear interest at 12% per annum.  The line of credit is collateralized by a security interest in our right to receive royalty and other payments under our License Agreement with Hospira, Inc.  The line of credit may mature prior to April 30, 2008 if we receive an aggregate of $2,000,000 through the sale of capital stock, the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000, and funds borrowed from other lenders.  In consideration for amending the Credit Agreement, on October 17, 2007, we issued the lenders 200,000 common shares, which had a value of $106,000.  As of September 30, 2007, we had drawn $300,000 under the Credit Agreement.

We also have a $43,600 line of credit from American Express.  As of September 30, 2007, we had drawn $40,000 under this line of credit.  See Note 3 to the unaudited condensed interim financial statements for additional information.

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

We have no contractual obligations as of September 30, 2007, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California.  Under this lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected or that could reasonably likely materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

In conjunction with the amendment of our Revolving Line of Credit Agreement, on October 17, 2007, we issued the lenders 200,000 common shares.  The shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Section 4(2) thereunder.

Item 6.  Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended †

3.2	Amendment of Articles of Incorporation ****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. ††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006. ††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

10.21	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.22	Form of Amended and Restated Revolving Credit Note. ####

10.23	Form of Revolving Credit Note. ####

10.24	First Amended and Restated Security Agreement, dated October 17, 2007. ####

31	Rule 13a-14(a)/15d-14(a) Certification ++++

32	Section 1350 Certification ++++

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

#### Incorporated by reference to BioTime’s Form 8-K filed October 18, 2007.

++++Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 14, 2007	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 14, 2007	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation, as Amended †

3.2	Amendment of Articles of Incorporation ****

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Warrant Agreement, dated March 27, 2002, between BioTime, Inc. and Alfred D. Kingsley*

10.11	Warrant for the Purchase of Common Shares, dated August 12, 2002, issued to Ladenburg Thalmann & Co. Inc.**

10.12	Exclusive License Agreement between BioTime, Inc. and CJ Corp.***

10.13	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡

10.14	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.15	Addendum to Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation‡‡‡

10.16	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.17	Hextend and PentaLyte China License Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation†††

10.18	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006. ††††

10.19	Security Agreement executed by BioTime, Inc., dated April 12, 2006. ††††

10.20	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006. ††††

10.21	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.22	Form of Amended and Restated Revolving Credit Note. ####

10.23	Form of Revolving Credit Note. ####

10.24	First Amended and Restated Security Agreement, dated October 17, 2007. ####

31	Rule 13a-14(a)/15d-14(a) Certification ++++

32	Section 1350 Certification ++++

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

#### Incorporated by reference to BioTime’s Form 8-K filed October 18, 2007.

++++Filed herewith