Form 10KSB
period 2007-12-31
BIOTIME INC
filed 2008-04-14
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $1,046,121

The approximate aggregate market value of voting common shares held by nonaffiliates of the issuer computed by reference to the price at which common shares were sold as of March 25, 2007 was  $3,517,793.  Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

23,044,374

(Number of common shares outstanding as of March 4, 2008)

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

BioTime, Inc.

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

Overview

Since its inception in November 1990, BioTime has been engaged primarily in research and development activities, which have culminated in the commercial launch of Hextend®, our lead product, and a clinical trial of PentaLyte®.  Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend.  During October 2007, we entered the field of regenerative medicine where we plan to develop stem cell related products and technology for diagnostic, therapeutic and research use. Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders, stem cell products, and organ preservation solutions and technology for medical and research use.

Products for Stem Cell Research

On October 10, 2007, Michael D. West, Ph.D. became BioTime's new Chief Executive Officer.  Dr. West will help spearhead BioTime's entry into the field of regenerative medicine by initiating the development of advanced human stem cell products and technology for diagnostic, therapeutic and research use.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  To further these ends, in December 2007, BioTime created a new, wholly-owned subsidiary called Embryome Sciences, Inc.™ (“Embryome Sciences”).  Human embryonic stem cells are capable of becoming all of the thousands of different cell types in the body. Since embryonic stem cells can now be derived in a noncontroversial manner, they are increasingly likely to be utilized in a wide array of future therapies to restore the function of organs damaged by degenerative diseases such as heart failure, stroke, and diabetes.  The future challenge for regenerative medicine is to navigate the complexity of human development and manufacture purified populations of desired cell types.  Embryome Sciences represents the merger of new technologies in the field of genomics with the biology of embryonic stem cells to provide scientists with a detailed "roadmap" of the human developmental tree, the factors to push the cells into desired lineages, and tools to purify the desired cell types.

We believe that the development of products in the embryomics sector may allow Embryome Sciences to commercialize products more quickly, using less capital, than developing therapeutic products from stem cells.  Embryome Sciences' plan is to market its products and services to companies and academic researchers in this growing industry to provide them with the tools they need to attain their goals.

The new BioTime subsidiary plans to launch several kinds of research products in the next two years.  One such product is a commercial database that will provide the first detailed map of the embryome, thereby aiding researchers in navigating the complexities of human development and in identifying the many hundreds of cell types coming from embryonic stem cells.  This map of the human and mouse embryome will take the form of a relational database that would permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  The relational database will be built using core software licensed, on an exclusive basis for this purpose, from Targeted Therapeutics Consulting, Inc., which currently operates a relational database for cancer therapy research and the development of anti-cancer drugs.  When the new embryome database is operational, Embryome Sciences will provide researchers access to it through an internet website.  Embryome Sciences plans to launch this web-based database in the second quarter of 2008.  The new website may also be used to market stem cell research products developed by Embryome Sciences and by other companies.

In order to manufacture specific cell types from embryonic stem cells, researchers need to use factors that induce those cells to become a desired cell type.  Embryome Sciences plans to develop growth and differentiation factors that can do this, and hopes to launch the first of these products beginning in 2008.

Another category of near-term embryomics products that Embryome Sciences will pursue, to be launched beginning in 2009, is a line of purification tools useful to researchers in quality control of products for regenerative medicine.

       We, and our wholly-owned subsidiary Embryome Sciences, Inc., have signed a letter of intent with International Stem Cell Corporation and its wholly-owned subsidiary Lifeline Cell Technology (“Lifeline”) to jointly produce and distribute a wide array of research products from human embryonic stem cell technology.  Embryome Sciences and Lifeline intend to jointly manufacture products serving the complex needs of this industry, including cells and related products that will allow researchers to identify and study the thousands of cell types that can be made from hES cells.  Among these planned products are ESpy TM cell lines (complex derivatives of hES cells that send beacons of light in response to the activation of particular genes). The progenitor cell lines will be produced and distributed in joint efforts utilizing Embryome Science’s proprietary “Embryomics™” technology, its future Embryome.com online database, and technology and approved hES cell lines licensed from the Wisconsin Alumni Research Foundation (WARF).  Lifeline will contribute its manufacturing and quality control expertise, the use of its facilities, and use of Lifeline’s technologies.

The proposed collaboration among Lifeline, BioTime, and Embryome Sciences is subject to the execution of a definitive agreement.

Our ability to commercialize our planned stem cell research products is dependent upon the success of our research and development program, and our ability to obtain the capital needed for the financing of that program.

Plasma Volume Expanders and Related Products

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

We are also developing two other blood volume replacement products, PentaLyte® and HetaCool®, which, like Hextend, have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance.  We have conducted a Phase II clinical trial using PentaLyte in the treatment of hypovolemia in cardiac surgery.  PentaLyte contains a lower molecular weight hydroxyethyl starch than Hextend, and is more quickly metabolized.  PentaLyte is designed for use when short lasting volume expansion is desirable.  Our ability to complete clinical studies of PentaLyte will depend on our cash resources and the costs involved, which are not presently determinable.

Hextend is being distributed in the United States and Canada by Hospira, Inc., and in South Korea by CJ Corp. (“CJ”) under exclusive licenses from us.  Hospira also has the right to obtain regulatory approval and market Hextend in Latin America and Australia.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.  Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.  See “Licensing” for more information about our licensing arrangements with Hospira, CJ and Summit.

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

Hextend®, PentaLyte®, and HetaCool® are registered trademarks of BioTime.

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

The Market for Products for Hypothermic Surgery

More than 400,000 coronary bypass and other open-heart surgeries are performed in the United States each year.  Current estimates indicate that more than one million people over age 55 have pathological changes associated with the aortic arch.  Open-heart procedures often require the use of cardio-pulmonary bypass equipment to do the work of the heart and lungs during the surgery.  During open-heart surgery and surgical procedures for the treatment of certain cardiovascular conditions such as large aneurysms, cardiovascular abnormalities and damaged blood vessels in the brain, surgeons must temporarily interrupt the flow of blood through the body.  Interruption of blood flow can be maintained only for short periods of time at normal body temperatures because many critical organs, particularly the brain, are quickly damaged by the resultant loss of oxygen.  As a result, certain surgical procedures are performed at low temperatures because lower body temperature helps to minimize the chance of damage to the patient’s organs by reducing the patient’s metabolic rate, thereby decreasing the patient’s needs during surgery for oxygen and nutrients that normally flow through the blood.

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

Uses and Benefits of Hextend, PentaLyte and HetaCool

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

PentaLyte is our proprietary pentastarch-based synthetic plasma expander, designed especially for use when a faster elimination of the starch component is desired and acceptable.  Although Hextend can be used in these cases, some physicians appear to prefer a solution which can be metabolized faster and excreted earlier when the longer term protection provided by Hextend is not required.  PentaLyte combines the physiologically balanced Hextend formulation with pentastarch that has a lower molecular weight and degree of substitution than the hetastarch used in Hextend.  Plasma expanders containing pentastarch are currently widely used around the world.  Our present plan is to seek approval of PentaLyte for use in the treatment of hypovolemia.  We have conducted a Phase II clinical study using PentaLyte in cardiac surgery for that purpose.

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

The scarcity of transplantable organs makes them too precious to lose and increases the importance of effective preservation technology and products.  Current organ removal and preservation technology generally requires multiple preservation solutions to remove and preserve effectively different groups of organs.  The removal of one organ can impair the viability of other organs.  Available technology does not permit surgeons to keep the remaining organs viable within the donor’s body for a significant time after the first organ is removed.  Currently, an organ available for transplant is flushed with an ice-cold solution during the removal process to deactivate the organ and preserve its tissues, and then the organ is transported on ice to the recipient.  The ice-cold solutions currently used, together with transportation on ice, keep the organ healthy for only a short period of time.  For example, the storage time for hearts is limited to approximately six hours.  Because of the short time span available for removal and transplant of an organ, potential organ recipients may not receive the needed organs.

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

Using HetaCool for Multi-Organ Preservation

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

Research and Development Strategy

Plasma Volume Expanders and Organ Preservation Solutions

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

Experiments intended to test the efficacy of our low temperature blood replacement solutions involve replacing the animal’s blood with our solution, maintaining the animal in a cold blood-substituted state for a period of time, and then attempting to revive the animal.  An integral part of that effort has been the development of techniques and procedures or “protocols” for use of our products at low temperatures.  A substantial amount of data has been accumulated through animal tests, including the proper surgical techniques, drugs and anesthetics, the temperatures and pressures at which blood and blood replacement solutions should be removed, restored and circulated, solution volume, the temperature range, and times, for maintaining circulatory arrest, and the rate at which the subject should be rewarmed.

We have also done research for the development of products for low temperature preservation of tissues and cells.  This area of research includes our work with HetaFreeze and a patent pending device for hyperbaric freezing and thawing of tissues in a manner that might reduce or eliminate structural damage to the cells or tissue samples.

We have been also conducting two collaborative research programs at the University of California at Berkeley.  One program is testing our solutions and protocols designed for organ preservation, and the other program is an interventive gerontology project focused on the identification of specific factors central to aging of the brain and the development of medical and pharmacological strategies to treat senescence-related consequences.  To date this collaborative research has led to three journal articles.  One study, the results of which were published in Neuroendocrinology Letters and in Mechanisms of Aging and Development, demonstrated that a loss of hypothalamic estrogen-binding cells in females may play a role in reproductive aging.  The other study, the results of which were published in the International Journal of Developmental Neuroscience in 2007, indicated that the loss of insulin-like Growth Factor Receptor-1 containing cells, within specific hypothalamic areas, may play a key role in aging.  As funding permits, we may conduct further research to better understand the cause and effect of these age-related degenerative conditions, and to identify possible therapies that may be developed through the use of hES cell technology.

We intend to continue to foster relations with research hospitals and medical schools for the purpose of conducting collaborative research projects because we believe that such projects will introduce our potential products to members of the medical profession and provide us with objective product evaluations from independent research physicians and surgeons.

Stem Cell Research Products

In addition to our work with plasma volume expanders and organ preservation solutions, we plan to focus on near-term commercialization opportunities presented by stem cell research programs.  We believe that the development of products for use in stem cell research provides an opportunity to commercialize products more quickly, using less capital, than developing therapeutic products.  Our plan is to market to companies and academic researchers in the stem cell industry some of the tools they need to attain their goals.

We are conducting our stem cell research product business through our recently organized subsidiary, Embryome Sciences, Inc.  We plan to launch several kinds of research products in the next two years.  One such product is a commercial embryome database that will provide a map that researchers may use to navigate the complexities of human development and to identify the many hundreds of cell types coming from hES cells.  Like the field of "genomics," where companies mapped the human DNA, we believe that there is an important need for a map of the human "embryome" in stem cell research.  This map would take the form of a relational data base that would permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  We plan to launch this web-based database in the early part of 2008.

We also plan to develop growth and differentiation factors, and hope to launch the first of these products beginning in 2008.  In order to manufacture specific cell types from hES cells, researchers need to use factors that signal to hES cells to become a desired cell type.  We may market these reagents from a new BioTime website.

Another category of near-term products that we plan to develop includes purification ligands useful to researchers in purification and quality control analysis of products in regenerative medicine. We hope to be able to launch the first of these products in 2009.

       We, and our wholly-owned subsidiary Embryome Sciences, Inc., have signed a letter of intent with International Stem Cell Corporation and its wholly-owned subsidiary Lifeline Cell Technology (“Lifeline”) to jointly produce and distribute a wide array of research products from human embryonic stem cell technology.  Embryome Sciences and Lifeline intend to jointly manufacture products serving the complex needs of this industry, including cells and related products that will allow researchers to identify and study the thousands of cell types that can be made from hES cells.  Among these planned products are ESpy TM cell lines (complex derivatives of hES cells that send beacons of light in response to the activation of particular genes). The progenitor cell lines will be produced and distributed in joint efforts utilizing Embryome Science’s proprietary “Embryomics™” technology, its future Embryome.com online database, and technology and approved hES cell lines licensed from the Wisconsin Alumni Research Foundation (WARF).  Lifeline will contribute its manufacturing and quality control expertise, the use of its facilities, and use of Lifeline’s technologies.

The proposed collaboration among Lifeline, BioTime, and Embryome Sciences is subject to the execution of a definitive agreement.

We have obtained a license from the Wisconsin Alumni Research Foundation to use their patented technology and cell lines in our research program.  See “Patents and Trade Secrets—Licensed Patents.”  We may seek to obtain licenses to additional stem cell technology for use in developing new stem cell products, and we may also enter into collaborative product development arrangements with other companies in the stem cell industry if such opportunities arise on terms acceptable to us.

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

Hospira pays us a royalty on total annual net sales of Hextend.  The royalty rate is 5% plus an additional .22% for each $1,000,000 of annual net sales, up to a maximum royalty rate of 36%.  The royalty rate for each year is applied on a total net sales basis.  Hospira’s obligation to pay royalties on sales of Hextend will expire on a country by country basis when all patents protecting Hextend in the applicable country expire and any third party obtains certain regulatory approvals to market a generic equivalent product in that country.  The relevant composition patents begin to expire in 2014 and the relevant methods of use patents expire in 2019.

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

CJ Corp.

CJ markets Hextend in South Korea under an exclusive license from us.  CJ paid us a license fee to acquire their right to market Hextend.  CJ also pays us a royalty on sales of Hextend.  The royalty will range from $1.30 to $2.60 per 500 ml unit of product sold, depending upon the price approved by Korea’s National Health Insurance.  CJ is also responsible for obtaining the regulatory approvals required to manufacture and market PentaLyte, including conducting any clinical trials that may be required, and will bear all related costs and expenses.

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

Summit paid us fees for the right to co-develop Hextend and PentaLyte in Japan, and Summit has also paid us a share of a sublicense fee payment from Maruishi.  Additional milestone payments of 100,000,000 yen each, of which BioTime will receive 40%, are payable by Maruishi to Summit when a new drug application for Hextend is filed in Japan and when the new drug application is approved.  The filing of a new drug application in Japan will not be done until clinical trials are completed, which could take several years.  We will also be entitled to receive 40% of the royalties paid by Maruishi to Summit on sales in Japan.  Royalties will range from 12% to 20% of net sales, depending upon the amount of Hextend sold.  The royalty rates are subject to reduction if Summit does not complete its participation in Phase III trials of Hextend and the new drug application, or if Summit elects to co-market Hextend in Japan.  However, if Summit sells Hextend, we will also be entitled to receive 40% of Summit’s net sales revenues.

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

Summit paid us a fee to acquire the China and Taiwan license.  We also will be entitled to receive 50% of the royalties and milestone payments payable to Summit by its third-party sublicensee, Maruishi.  Milestone payments of 20,000,000 yen are payable by Maruishi when the first new drug application for Hextend is filed and when the first clinical study of PentaLyte begins under the sublicense.  An additional milestone payment of 30,000,000 yen is payable by Maruishi when the first new drug application for PentaLyte is filed under the sublicense.

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

Facilities Required - Plasma Volume Expanders

Any products that are used in clinical trials for regulatory approval in the United States or abroad, or that are approved by the FDA or foreign regulatory authorities for marketing, have to be manufactured according to “good manufacturing practices” (“GMP”) at a facility that has passed regulatory inspection.  In addition, products that are approved for sale will have to be manufactured in commercial quantities, and with sufficient stability to withstand the distribution process, and in compliance with such domestic and foreign regulatory requirements as may be applicable.  The active ingredients and component parts of the products must be medical grade or themselves manufactured according to FDA-acceptable “good manufacturing practices.”

We do not have facilities to manufacture our plasma volume expander products in commercial quantities, or under “good manufacturing practices.” Acquiring a manufacturing facility would involve significant expenditure of time and money for design and construction of the facility, purchasing equipment, hiring and training a production staff, purchasing raw material and attaining an efficient level of production.  Although we have not determined the cost of constructing production facilities that meet FDA requirements, we expect that the cost would be substantial, and that we would need to raise additional capital in the future for that purpose.  To avoid the incurrence of those expenses and delays, we are relying on Hospira and CJ for the production of Hextend, but there can be no assurance that satisfactory arrangements will be made for any new products that we may develop.

Facilities Required—Stem Cell Products

We recently acquired, under a sublease, an 11,000 square foot tissue culture facility in Alameda, California.  The facility is GMP capable and has previously been certified as Class 1000 and Class 10,000 laboratory space, and includes cell culture and manufacturing equipment previously validated for use in GMP manufacture of cell based products.  Our subsidiary, Embryome Sciences, Inc., will use the facility for the production of embryonic progenitor cells, progenitor cell lines, and products derived from those embryonic progenitor cell lines.

Raw Materials

Although most ingredients in the products we are developing are readily obtainable from multiple sources, we know of only a few manufacturers of the hydroxyethyl starches that serve as the primary drug substance in Hextend, PentaLyte and HetaCool.  Hospira and CJ presently have a source of supply of the hydroxyethyl starch used in Hextend, PentaLyte and HetaCool, and have agreed to maintain a supply sufficient to meet market demand for Hextend in the countries in which they market the product.  We believe that we will be able to obtain a sufficient supply of starch for our needs in the foreseeable future, although we do not have supply agreements in place.  If for any reason a sufficient supply of hydroxyethyl starch could not be obtained, we or a licensee would have to acquire a manufacturing facility and the technology to produce the hydroxyethyl starch according to good manufacturing practices. We would have to raise additional capital to participate in the development and acquisition of the necessary production technology and facilities, which may not be feasible.

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

Plasma Volume Expanders

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

Stem Cell Research Products

In addition to our work with plasma volume expanders and organ preservation solutions, we plan to focus on near-term commercialization opportunities presented by stem cell research programs.  We believe that the development of products for use in stem cell research provides an opportunity to commercialize products more quickly, using less capital, than developing therapeutic products.  Our plan is to market to companies and academic researchers in the stem cell industry some of the tools they need to attain their goals.

We are conducting our stem cell research product business through our recently organized subsidiary, Embryome Sciences, Inc.  One of our first product goals for Embryome Sciences is the development and launch of a relational data base database that will provide a map that researchers may use to navigate the complexities of human development and to identify the many hundreds of cell types coming from hES cells.  The relational database will be built using core software licensed, on an exclusive basis for this purpose, from Targeted Therapeutics Consulting, Inc., which currently operates a relational database for cancer therapy research and the development of anti-cancer drugs.  When the new embryome database is operational, Embryome Sciences will provide researchers access to it through an internet website.  Embryome Sciences plans to launch this web-based database in the second quarter of 2008.  The new website may also be used to market other stem cell research products developed by Embryome Sciences and by other companies.

Our ability to commercialize our planned stem cell research products is dependent upon the success of our research and development program, and our ability to obtain the capital needed for the financing of that program.  We may also enter into collaborative product development and marketing arrangements with other companies in the stem cell industry if such opportunities arise on terms acceptable to us.

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

California Proposition 71

In November 2004, California State Proposition 71 (“Prop. 71”), the California Stem Cell Research and Cures Initiative, was adopted by state-wide referendum.  Prop. 71 provides for a state-sponsored program designed to encourage stem cell research in the State of California, and to finance such research with State funds totaling approximately $295 million annually for 10 years beginning in 2005.  This initiative creates the California Institute for Regenerative Medicine, which will provide grants, primarily but not exclusively, to academic institutions to advance both hES cell research and adult stem cell research.  The implementation of Prop. 71 is being challenged in several lawsuits filed in 2005.  As stated above, hES cell research is now one of our primary areas of focus.  It is unclear whether we are eligible to directly receive Prop. 71 generated funds.  However, we intend to apply for any funding that becomes available.  We also expect to benefit from collaborations with academic and other institutions eligible for Prop. 71 funding for research in the use of hES cells for various diseases and conditions.  Generally, hES cell research does not qualify for federal funding due to restrictions on embryonic stem cell research.  Prop. 71 is specifically targeting research in the embryonic stem cell field.  We consider government support to be important confirmation of the quality of our technology, but do not rely on government programs as a significant source of financial support.

Patents and Trade Secrets

We currently hold 25 issued United States patents having composition and methods of use claims covering our proprietary solutions, including Hextend and PentaLyte.  The most recent U.S. patents were issued during 2002.  Some of our allowed claims in the United States, which include the composition and methods of use of Hextend and PentaLyte, are expected to remain in force until 2014 in the case of the composition patents and 2019 in the case of the methods of use patents.  Patents covering certain of our solutions have also been issued in several countries of the European Union, Australia, Israel, Russia, South Africa, South Korea, Japan, China, Hong Kong, Taiwan and Singapore, and we have filed patent applications in other foreign countries for certain products, including Hextend, HetaCool, and PentaLyte.  Certain device patents describing our hyperbaric (high pressure oxygen) chamber, and proprietary microcannula (a surgical tool) have also been issued in the United States and overseas, both of which - although only used in research so far - have possible indications in clinical medicine.  We have also filed patent applications for our new device designed to freeze and thaw tissues.

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

Licensed Patents

On January 3, 2008, we entered into a Commercial License and Option Agreement (the “WARF License”) with Wisconsin Alumni Research Foundation (“WARF”).  The WARF License permits us to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of Research Products and Related Products.  “Research Products” are products used as research tools, including in drug discovery and development.  “Related Products” are products other than Research Products, Diagnostic Products, or Therapeutic Products.  “Diagnostic Products” are products or services used in the diagnosis, prognosis, screening or detection of disease in humans.  “Therapeutic Products” are products or services used in the treatment of disease in humans.

We agreed to pay WARF a license fee of $225,000 in two installments. The first installment of $10,000 was paid during February 2008, and the remaining $215,000 is due on the earlier of (i) thirty (30) days after we raise $5,000,000 or more of new equity financing, or (ii) January 3, 2009.  A maintenance fee of $25,000 will be due annually on January 3 of each year during the term of the WARF License.

We will pay WARF royalties on the sale of products and services under the WARF License.  The royalty will be 4% on the sale of Research Products and 2% on the sale of Related Products.  The royalty is payable on sales by us or by any sublicensee.  The royalty rate is subject to certain reductions if we also become obligated to pay royalties to a third party in order to sell a product.

We will also pay WARF $25,000 toward reimbursement of the costs associated with preparing, filing and maintaining the licensed WARF patents.  That fee is payable in two installments.  The first installment of $5,000 was paid during February 2008, and the remaining $20,000 is due on the earlier of (i) thirty (30) days after we raise $5,000,000 or more of new equity financing, or (ii) January 3, 2009.

We have an option to negotiate with WARF to obtain a license to manufacture and market Therapeutic Products, excluding products in certain fields of use.  The issuance of a license for Therapeutic Products would depend upon our submission and WARF’s acceptance of a product development plan, and our reaching agreement with WARF on the commercial terms of the license such as a license fee, royalties, patent reimbursement fees, and other contractual matters.

The WARF License shall remain in effect until the expiration of the latest expiration date of the licensed patents.  However, we may terminate the WARF License prior to the expiration date by giving WARF at least ninety days written notice, and WARF may terminate the WARF License if we (a) fail to make any payment to WARF, (b) fail to submit any required report to WARF, (c) commit any breach of any other covenant in the WARF License that is not remedied within ninety days after written notice from WARF, or (d) commit any act of bankruptcy, become insolvent, are unable to pay our debts as they become due, file a petition under any bankruptcy or insolvency act, or have any such petition filed against us which is not dismissed within sixty days, or offers its creditors any component of the patents or materials covered by the WARF License.

Competition

Plasma Volume Expanders

Our plasma volume expander solutions will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products.  Some of these products, in particular crystalloid solutions, are commonly used in surgery and trauma care and sell at low prices.  In order to compete with other products, particularly those that sell at lower prices, our products will have to be recognized as providing medically significant advantages.  Like Hextend, the competing products are being manufactured and marketed by established pharmaceutical companies that have large research facilities, technical staffs and financial and marketing resources.  B.Braun presently markets Hespan, an artificial plasma volume expander containing 6% hetastarch in saline solution.  Hospira and Baxter International manufacture and sell a generic equivalent of Hespan.  As a result of the introduction of generic plasma expanders and new proprietary products, competition in the plasma expander market has intensified and wholesale prices have declined.  Hospira, which markets Hextend in the United States, is also the leading seller of generic 6% hetastarch in saline solution and recently obtained the right to sell Voluven®, a plasma volume expander containing a 6% low molecular weight hydroxyethyl starch in saline solution. Sanofi-Aventis, Baxter International, and Alpha Therapeutics sell albumin, and Hospira, Baxter International, and B.Braun sell crystalloid solutions.

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

A number of other companies are known to be developing hemoglobin and synthetic red blood cell substitutes and technologies.  Our products have been developed for use either before red blood cells are needed or in conjunction with the use of red blood cells.  In contrast, hemoglobin and other red blood cell substitute products are designed to remedy hypoxia and similar conditions that may result from the loss of oxygen-carrying red blood cells.  Those products would not necessarily compete with our products unless the oxygenating molecules were included in solutions that could replace fluid volume and prevent or reduce the physiological imbalances as effectively as our products.  Generally, red blood cell substitutes are more expensive to produce and potentially more toxic than Hextend and PentaLyte.

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

Products for Stem Cell Research

The stem cell industry is characterized by rapidly evolving technology and intense competition.  Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies, and chemical and medical products companies operating in the fields of regenerative medicine, cell therapy, tissue engineering, and tissue regeneration.  Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours.  In addition, certain smaller biotech companies have formed strategic collaborations, partnerships, and other types of joint ventures with larger, well established industry competitors that afford these companies’ potential research and development and commercialization advantages.  Academic institutions, governmental agencies, and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing.

We believe that some of our competitors are trying to develop stem and progenitor cell-based technologies which may compete with our potential stem cell products based on efficacy, safety, cost, and intellectual property positions.

We may also face competition from companies that have filed patent applications relating to the cloning or differentiation of stem cells.  We may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted.

Employees

As of December 31, 2007, we employed nine persons on a full-time basis and one person on a part-time basis.  Four full-time employees hold Ph.D. Degrees in one or more fields of science.

Item 2.	Description of Property

We occupy our office and laboratory facility in Heritage Square in Emeryville, California under a lease that will expire on May 31, 2010, with a five year extension option. We presently occupy approximately 5,244 square feet of space and pay monthly rent in the amount of $15,551.  Our rent will increase by 3% each year during the initial five year term.  If the option to extend the lease is exercised, monthly rent will be set at 95% of fair market rent at that time.  In addition to rent, we will pay our pro rata share of operating expenses and real estate taxes for the building in which our space is located or for the Heritage Square project as a whole, as applicable, based upon the ratio that the number of square feet we rent bears to the total number of square feet in the building or project.

We have entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California.  We plan to move our headquarters from our present Emveryville location to this new facility.  The sublease will expire on November 30, 2010, but we have an early termination right that permits us to terminate the sublease on July 31, 2008.  Base monthly rent will be $22,000 during 2008, $22,600 during 2009, and $23,339.80 during 2010.  In addition to base rent, we will pay a prorata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

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

The following table sets forth the range of high and low sale or bid prices for the common shares for the fiscal years ended December 31, 2006 and 2007 based on transaction data as reported by the Nasdaq OTC Bulletin Board:

Quarter Ended	High	Low
March 31, 2006	0.46	0.28
June 30, 2006	0.41	0.21
September 30, 2006	0.39	0.18
December 31, 2006	0.49	0.20
March 31, 2007	0.75	0.26
June 30, 2007	0.75	0.44
September 30, 2007	0.49	0.27
December 31, 2007	0.69	0.27

Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 17, 2008, there were 4,191 holders of the common shares.

BioTime has paid no dividends on its common shares since its inception and does not plan to pay dividends on its common shares in the foreseeable future.  We are also prohibited from paying dividends under the terms of a Revolving Line of Credit Agreement.

The following table shows certain information concerning the options and warrants outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	9,181,199	$1.96	786,168

Equity Compensation Plans Not Approved By Shareholders*	2,000,000	$0.50	__

*We have granted stock options to certain officers subject to shareholder approval of an amendment of our 2002 Employee Stock Option Plan.  We intend to submit that amendment to our shareholders for approval at our next annual meeting.

During March 2008, we issued 10,000 common shares to a new lender who provided additional credit to us under the line of credit.  These shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) thereunder.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Overview

We are in the business of developing blood plasma volume expanders and related products, and stem cell related products and technology for diagnostic, therapeutic and research use.  Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend.  Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and stem cell products and technology for medical and research use.

Royalties on sales of Hextend that occurred during the fourth quarter of 2006 through the third quarter of 2007 are reflected in our financial statements for the year ended December 31, 2007. We received $776,679 in royalties from Hextend sales during 2007.  This represents a decrease of 17% from $933,478 in royalties from Hextend sales in 2006.  The largest contributing factor to the decrease in royalties from 2006 was a decrease from the record large volume orders by the U.S. Armed Forces that we saw in the second half of 2006.  Hextend is part of the Tactical Combat Casualty Care protocol and has been purchased by the U.S. Armed Forces through intermittent large volume orders.  The decrease was partially offset by a continued increase in sales to hospitals along with unit price increases to hospitals.

Royalties of $308,900 on sales that occurred during the fourth quarter of 2007 will be reflected in our financial statements for the first quarter of 2008.  This represents a 55% increase from royalty revenues of $199,264 received during the same period last year.  The increase in royalties is due to an increase in both sales to the military and sales to hospitals, which were augmented by an increase in the unit average sales price to hospitals.

During the year ended December 31, 2006, we received $500,000 from Summit for the right to co-develop Hextend and PentaLyte in Japan, China, and Taiwan.  A portion of the cash payment will be a partial reimbursement of BioTime’s development costs of Hextend and a portion will be a partial reimbursement of BioTime’s development costs of PentaLyte.  This payment is reflected on our balance sheet as deferred revenue.  See Note 4 to financial statements for further discussion of the appropriate accounting.

We have conducted a Phase II clinical trial of PentaLyte in which PentaLyte was used to treat hypovolemia in cardiac surgery.  Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable.  Clinical trials of PentaLyte in the United States may take longer and may be more costly than the Hextend clinical trials, which cost approximately $3,000,000.  The FDA permitted us to proceed directly into a Phase III clinical trial of Hextend involving only 120 patients because the active ingredients in Hextend had already been approved for use in plasma expanders by the FDA in other products. Because PentaLyte contains a starch (pentastarch) that has not been approved by the FDA for use in a plasma volume expander (although pentastarch is approved in the US for use in certain intravenous solutions used to collect certain blood cell fractions), we had to complete Phase I and Phase II clinical trials of PentaLyte.  A subsequent Phase III trial may involve more patients than the Hextend trials, and we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte or the other products we are developing.

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

Although we plan to launch our first products for stem cell research during 2008 and 2009, we cannot predict the amount of revenue that those products might generate.  We will depend upon royalties from the sale of Hextend by Hospira and CJ as our principal source of revenues for the near future.  Those royalty revenues will be supplemented by any revenues that we may receive from our stem cell research products, and by license fees if we enter into new commercial license agreements for our products.

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

Results of Operations

Year Ended December 31, 2007 and Year Ended December 31, 2006

For the year ended December 31, 2007, we recognized $776,679 of royalty revenues, compared with $933,478 recognized for the year ended December 31, 2006.  This 17% decrease in royalties is attributable to a decrease in product sales by Hospira.  The largest contributing factor to this overall decrease in royalties was a decrease in sales from the record large volume orders by the U.S. Armed Forces that we saw in the second half of 2006.  Hextend is part of the Tactical Combat Casualty Care protocol and has been purchased by the U.S. Armed Forces through intermittent, large volume orders, which makes it difficult to predict sales to them in subsequent periods.  The decrease in royalties from 2006 was partially offset by a continued increase in sales to hospitals along with unit price increases to hospitals.

Under our License Agreement, Hospira reports sales of Hextend and pays us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales.  For example, royalties on sales made during the fourth quarter of 2007 will not be recognized until the first quarter of fiscal year 2008.

We recognized $255,549 and $172,371 of license fees from CJ and Summit during 2007 and 2006, respectively.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.

We have been awarded a $299,990 research grant by the NIH for use in the development of HetaCool.  We were granted $149,994 for the project during 2004 and $149,996 during 2005.  We have received $254,244 of the grant funds through December 31, 2007.  In 2007, the time period for drawing down the remainder of the grant funds was extended for another year, running through March 31, 2008.

Research and development expenses decreased to $967,864 for the year ended December 31, 2007, from $1,422,257 for the year ended December 31, 2006.  The decrease is chiefly attributable to the conclusion of our Phase II trials of PentaLyte.  Research and development expenses include laboratory study expenses, salaries, preparation of regulatory applications for our products, manufacturing of solution for trials, and consultants’ fees.

General and administrative expenses decreased to $1,300,630 for the year ended December 31, 2007 from $1,491,622 for the year ended December 31, 2006.  This change reflects a decrease of approximately $21,000 in general and administrative salary expense due to a voluntary salary reduction plan in effect for the latter half of 2007, a decrease of approximately $88,000 in general and administrative consulting expenses, a decrease of approximately $32,000 in insurance costs charged to general and administrative expense, a decrease of approximately $17,000 in investor/public relations expenses, a decrease of approximately $32,000 in accounting expenses, a decrease of approximately $34,000 in printing costs, and a decrease of approximately $23,000 in patent expenses.  These decreases were offset to some extent by an increase of approximately $18,000 in office expenses and supplies, an increase of approximately $2,000 in telephone charges allocated to general and adminstrative expense, an increase of approximately $4,000 in miscellaneous expenses, and an increase of approximately $32,000 in travel expenses.  General and administrative expenses include salaries allocated to general and administrative accounts, scientific consulting fees, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

Our interest expense increased by approximately $76,000 during 2007 primarily due to interest incurred on our lines of credit (See Note 3).

For the year ended December 31, 2007, other income decreased to $16,926 from $44,357 for the year ended December 31, 2006.  The difference is chiefly attributable to decrease in interest income due to lower cash balances.

Taxes

At December 31, 2007 we had a cumulative net operating loss carryforward of approximately $45,350,000 for federal income tax purposes.  Our effective tax rate differs from the statutory rate because we have recorded a 100% valuation allowance against our deferred tax assets, as we do not consider realization to be more likely than not.

Liquidity and Capital Resources

During 2007 we received approximately $810,000 of cash in our operations.  Our sources of that cash were: approximately $780,000 of royalty revenues from Hospira; approximately $10,000 of NIH grant money; and $20,000 from CJ.  During the same period our total research and development expenditures were approximately $968,000 and our administrative expenditures were approximately $1.3 million.  We had no contractual obligations as of December 31, 2007, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California.  Under this lease, we are committed to make payments of $15,761 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010. In April 2008, we entered into a sublease of office and research laboratory space in Alameda, California.  We plan to move our headquarters from our present Emeryville location to this new facility.  The sublease will expire on November 30, 2010, but we have an early termination right that permits us to terminate the sublease on July 31, 2008.  Base monthly rent will be $22,000 during 2008, $22,600 during 2009, and $23,339.80 during 2010.  In addition to base rent, we will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

At December 31, 2007 we had $9,501 of cash on hand and $375,000 left available on our line of credit.  At our projected rate of spending, which includes possible spending cuts, our cash on hand, anticipated royalties from the sale of Hextend, licensing fees, and our available revolving line of credit will allow us to operate through November 15, 2008.

We will need to obtain additional equity capital or licensing fees during 2008 to finance our current operations because our current line of credit and our royalty revenues are not sufficient to fund our operating expenses operations beyond November 15, 2008.

During April, 2007 we submitted to Hospira a report of the results of our Phase II clinical study of PentaLyte.  Hospira subsequently declined an opportunity to commercialize PentaLyte® under the terms we offered.  Hospira will continue to manufacture and sell Hextend® under its License Agreement with us, and we will offer other pharmaceutical companies the opportunity to license PentaLyte®.

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

In April 2006, we entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which we were permitted to borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum.  The maturity date of the Credit Agreement was the earlier of (i) October 31, 2007 and (ii) such date on which the we shall have received an aggregate of $600,000 through (A) the sale of capital stock, (B) the collection of license fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 under any present or future agreement pursuant to which we grant one or more licenses to use our patents or technology, (C) funds borrowed from other lenders, (D) any combination of sources under clauses (A) through (C).  Under the Credit Agreement, we were allowed to prepay, and the credit line would have been reduced by, any funds received prior to the maturity date from those sources discussed above.  In consideration for making the line of credit available, we issued to the investors a total of 99,999 common shares.  The line of credit was collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira.  The market value of BioTime common stock was $0.38 per common share on April 12, 2006, valuing the shares at $38,000.

In October 2007 and March 2008, we amended our Revolving Line of Credit Agreement (See Note 3 and Note 10 to our Financial Statements).  The amendments increased the line of credit, increased the interest rate to 12% per annum, and extended the maturity date of the line of credit to November 15, 2008.  The line of credit may mature prior to November 15, 2008 if we receive an aggregate of $4,000,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $2,500,000 under any present or future agreement pursuant to which we  grant one or more licenses to use our patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C). The line of credit is collateralized by a security interest in our right to receive royalty and other payments under the license agreement with Hospira

The amendments permit us to borrow up to $2,500,000 under our Revolving Line of Credit Agreement, and as of April 2, 2008 we had received loan commitments from the lenders for $2,050,000.  In consideration for amending the line of credit, we agreed to issue to the lenders a total of 420,000 common shares during March and April of 2008, which had a value of $158,800 on the dates of issue, and we will issue up to 90,000 additional shares to the lenders if we receive commitments for the entire $2,500,000 million line of credit.

Our lenders have been given the right to exchange their line of credit promissory notes for our common shares at a price of $1.00 per share, and/or for common stock of our subsidiary Embryome Sciences, Inc. at a price of $2.00 per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
BioTime, Inc.

We have audited the accompanying consolidated balance sheet of BioTime, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioTime, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficit of $1,316,356, a shareholders’ deficit of $3,046,389 and an accumulated deficit of $43,844,497. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
April 11, 2008

Item 7.                     Financial Statements

BIOTIME, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,501
Prepaid expenses and other current assets	132,145
Total current assets	141,646

Equipment, net of accumulated depreciation of $585,765	12,480
Deposits and other assets	20,976
TOTAL ASSETS	$175,102

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$480,374
Line of credit payable	716,537
Deferred license revenue, current portion	261,091
Total current liabilities	1,458,002

Stock appreciation rights compensation liability	13,151

Deferred license revenue, net of current portion	1,740,702

Deferred rent, net of current portion	9,636

Total long-term liabilities	1,763,489

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 23,034,374 shares	40,704,136
Contributed capital	93,972
Accumulated deficit	(43,844,497)
Total shareholders' deficit	(3,046,389)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$175,102

See notes to consolidated financial statements.

BIOTIME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
REVENUE:
License fees	$255,549	$172,371
Royalty from product sales	776,679	933,478
Grant income	13,893	56,166
Total revenue	1,046,121	1,162,015
EXPENSES:
Research and development	(967,864)	(1,422,257)
General and administrative	(1,300,630)	(1,491,622)
Total expenses	(2,268,494)	(2,913,879)
Loss from operations	(1,222,373)	(1,751,864)
INTEREST EXPENSE AND OTHER INCOME:
Interest and other expense	(232,779)	(157,114)
Other income	16,926	44,357
Total interest expense and other income	(215,853)	(112,757)
NET LOSS	$(1,438,226)	$(1,864,621)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:BASIC AND DILUTED	22,853,278	22,538,003

See notes to consolidated financial statements.

BIOTIME, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Shares
	Number of Shares	Amount	Contributed Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
BALANCE AT JANUARY 1, 2006	22,339,312	$40,251,097	$93,972	$(40,541,650)	$(196,581)
Common shares issued for line of credit	99,999	37,999			37,999
Shares granted for services	135,000	43,876			43,876
Exercise of warrants	63	126			126
Options granted under FASB 123(R)		113,980			113,980
NET LOSS				(1,864,621)	(1,864,621)
BALANCE AT DECEMBER 31, 2006	22,574,374	40,447,078	93,972	(42,406,271)	(1,865,221)
Common shares issued for line of credit	200,000	106,000			106,000
Shares granted for services	260,000	103,000			103,000
Options granted under FASB 123(R)		48,058			48,058
NET LOSS				(1,438,226)	(1,438,226)

BALANCE AT DECEMBER 31, 2007	23,034,374	$40,704,136	$93,972	$(43,844,497)	$(3,046,389)

See notes to consolidated financial statements.

BIOTIME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,438,226)	$(1,864,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,833	6,003
Amortization of deferred license revenue	(255,549)	(168,461)
Amortization of line of credit costs	61,486	20,508
Stock-based compensation for services	151,059	167,643
Interest on royalty obligation	129,458	138,813
Changes in operating assets and liabilities:
Accounts receivable	3,675	—
Prepaid expenses and other current assets	(33,632)	(5,227)
Accounts payable and accrued expenses	46,441	(144,670)
Interest accrued - line of credit	21,600	—
Deposits and other assets	—	62,899
Deferred rent	1,737	5,579
Share-based compensation liability	13,151	—
Deferred license revenue	53,987	519,315
Net cash used in operating activities	(1,239,980)	(1,262,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property	(6,473)	(10,664)
Net cash used in investing activities	(6,473)	(10,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares for cash	—	126
Proceeds from line of credit	694,937	—
Net cash provided by financing activities	694,937	126

NET DECREASE IN CASH AND CASH EQUIVALENTS	(551,516)	(1,272,757)
CASH AND CASH EQUIVALENTS:
At beginning of year	561,017	1,833,774
At end of year	$9,501	$561,017

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES :
Issuance of stock related to line of credit agreement	$106,000	$—
Decrease in royalty obligation due to licensee payment	$—	$356,000
Issuance of warrants to guarantors for participation in the Rights Offer	$—	$30,000
Extension of existing warrant terms	$—	$152,812
Supplemental disclosure of cash flow information, cash paid during year for interest	$81,721	$17,722

See notes to consolidated financial statements.

BIOTIME, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

General - BioTime, Inc. was organized November 30, 1990 as a California corporation. BioTime is a biomedical organization engaged in the development of synthetic plasma expanders, blood volume substitute solutions, and organ preservation solutions, for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.  In December 2007, BioTime formed Embryome Sciences, Inc., a wholly-owned subsidiary.  As of December 31, 2007, there was no financial activity conducted or recorded for this subsidiary.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Embryome Sciences, Inc., a wholly-owned subsidiary of BioTime.  As of December 31, 2007, there was no financial activity with respect to this subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Certain Significant Risks and Uncertainties - BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of BioTime’s pharmaceutical products; BioTime’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its pharmaceutical products; BioTime’s ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price of and demand for BioTime products; BioTime’s ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime’s products; and the availability of reimbursement for the cost of BioTime’s pharmaceutical products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

Liquidity and Going Concern - At December 31, 2007, BioTime had $9,501 of cash on hand and negative working capital of $1,316,356, a shareholders’ deficit of $3,046,389 and an accumulated deficit of $43,844,497.  BioTime will continue to need additional capital and greater revenues to continue its current operations and to continue to conduct its product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.  BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties.  The availability and terms of equity financing and new license agreements are uncertain.  The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay or suspend some or all aspects of its planned operations.  To mitigate these factors, management has instituted a cost-cutting plan which included a reduction in discretionary general and administrative expenses such as public relations. Additionally, in October 2007, BioTime’s line of credit for working capital was increased and the maturity date was extended (see Note 3).  BioTime will continue to seek additional financing or capital as well as additional licensing revenues from its current and future patents.  In view of the matters described above, BioTime’s continued operations are dependent on its ability to raise additional capital, obtain additional financing, and succeed in generating more revenue from its operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the company be unable to continue as a going concern.

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

Revenue recognition – BioTime complies with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable.  BioTime recognizes revenue in the quarter in which the royalty report is received rather than the quarter in which the sales took place, as it does not have sufficient sales history to accurately predict quarterly sales.  Up-front nonrefundable fees where BioTime has no continuing performance obligations are recognized as revenues when collection is reasonably assured.  In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended and (c) collection of the payment is reasonably assured.

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

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Deferred costs (other assets) - Certain costs incurred in obtaining the line of credit have been deferred and are being amortized over the term of the line of credit agreements.

Patent costs - Patent costs associated with obtaining patents on products being developed are expensed as general and administrative expenses when incurred. These costs totaled $103,204 and $126,618, for the years ended December 31, 2007 and 2006, respectively.

Research and development – BioTime complies with the accounting requirements of Statement of Financial Accounting Standards (“SFAS”) No.2, Accounting for Research and Development Costs. Research and development costs are expensed when incurred and consist principally of salaries, payroll taxes, research and laboratory fees, hospital and consultant fees related to clinical trials, and BioTime’s PentaLyte solution for use in human clinical trials.

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

Loss per share – BioTime complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt, and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the years ended December 31, 2007 and 2006 excludes any effect from 3,333,332 options and 7,847,867 warrants; 1,811,664 options and 7,943,314 warrants, respectively, as their inclusion would be antidilutive.

Fair value of financial instruments - The carrying amount of BioTime’s financial instruments, consisting of cash, accounts receivable, and short-term payables, approximates their fair value due to their short-term maturity.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently issued accounting standards – In July 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

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

In March 2006, BioTime entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, investors in BioTime, under which BioTime could borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum.  In consideration for making the line of credit available, BioTime issued to the investors a total of 99,999 common shares which had a value of $38,000 on the date of issue.  The line of credit is collateralized by a security interest in BioTime’s right to receive royalty and other payments under the license agreement with Hospira.

In October 2007, the Credit Agreement was amended to increase the line of credit to $1,000,000, and to increase the interest rate to 12% per annum.  The maturity date of the line of credit was extended to the earlier of (i) April 30, 2008 or (ii) when BioTime receives an aggregate of $2,000,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $1,000,000 (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).  In consideration for amending the line of credit, BioTime issued to the investors a total of 200,000 common shares, which had a value of $106,000 on the date of issue.

BioTime also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $43,600; at December 31, 2007, BioTime had drawn $34,937 against this line. Interest is paid monthly on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at December 31, 2007, BioTime had drawn the entire $35,000 against this line.  Interest is payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25%.

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

The accounting treatment of the payments from Summit falls under the guidance of Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sales of Future Revenues.”  EITF 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt.  BioTime met one of the factors: BioTime was determined to have had significant continuing involvement in the generation of the cash flows to the investor due to BioTime’s supervision of the Phase II clinical trials of PentaLyte.  As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF 88-18 even though BioTime is not legally indebted to Summit for that amount.

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

The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit.  BioTime first became aware of the terms of the Maruishi and Summit agreement during the fourth quarter of 2005, prepared an estimate of the future cash flows, and determined that Summit would earn a majority of their return on investment from their agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales.  Considering this, the $770,000 was viewed as a royalty obligation which will be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue.  Accordingly, BioTime recorded the entire amount paid by Maruishi to Summit for the sublicense of $593,390 as deferred revenue, to be amortized over the remaining life of the patent through 2019.  BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit.  Interest on the long-term royalty obligation was accrued monthly using the effective interest method beginning October 2005, using a rate of 25.2% per annum, which BioTime has determined is the appropriate interest rate when the future cash flows from the transaction are considered.

In 2007, BioTime completed its Phase II trials of PentaLyte, however was unable to find a suitable licensing agreement for the product.  At this time, BioTime has deemed the continuation of the clinical trials necessary to bring this product to market to be a significantly lower priority than it had been in the past.  Correspondingly, it is less likely that proceeds from the 8% of PentaLyte US sales will be sufficient to pay down the Summit Royalty Obligation prior to the expiration of the patents.  As a result of this change in accounting estimates, BioTime has reevaluated treatment of this transaction.  The transaction no longer meets any of the factors that require it to fall under the guidance from EITF88-18.  Consequently, BioTime has reclassified the royalty obligation to deferred revenue and is amortizing it over the remaining life of the underlying patents.

5.	Shareholders’ Deficit

During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt, Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime.  BioTime agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime's behalf under the agreement.  The agreement was renewed annually through March 31, 2007.  BioTime paid Greenbelt $45,000 in cash and issued 135,000 common shares for the twelve months ending March 31, 2006, and paid $90,000 in cash and issued 200,000 common shares for the twelve months ending March 31, 2007.  Greenbelt permitted BioTime to defer paying certain cash fees until October 2007.  In return for allowing the deferral, Greenbelt was issued an additional 60,000 common shares by BioTime.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1	Add: Cash- based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at December 31,
2007	$108,000	$22,500	$62,500	$(0)	$(103,000)	$90,000
2006	$65,138	$78,750	$52,987	$(45,000)	$(43,875)	$108,000

BioTime, as part of rights offerings and other agreements, has issued warrants to purchase its common stock.  Activity related to warrants in 2007 and 2006 is presented in the table below:

	Number of Shares	Per share Warrant price	Weighted Average Exercise Price
Outstanding, January 1, 2006	8,220,972	$1.47-8.14	$2.03
Exercised	(63)	2.00	2.00
Expired in 2006	(277,595)	1.47-8.14	2.70
Shares under warrants at December 31, 2006	7,943,314	$1.34-3.92	2.00
Expired in 2007	(95,447)	$1.34-3.92	2.17
Outstanding, December 31, 2007	7,847,867	$2.00	$2.00

At December 31, 2007, 7,847,867 warrants to purchase common stock with a weighted average exercise price of $2.00 and a weighted average remaining contractual life of 2.84 years were outstanding.

In March 2006, the board of directors approved an increase in the authorized number of common shares to 50,000,000 shares.

In October 2007, BioTime granted certain executives options to purchase 2,000,000 of BioTime’s common shares (the “Options”) under BioTime’s 2002 Employee Stock Option Plan, as amended (the “2002 Plan”).  The Options are paired with stock appreciation rights ("SARs") with respect to 1,302,030 shares.  The exercise price of the Options and the SARs is $0.50 per share.  The Options and SARs will vest at the rate of 1/60th of the number of Options or SARs granted at the end of each full month of employment.

The vested portion of the Option and  SARs shall expire on the earliest of (A) seven (7) years from the date of grant, (B) three months after the executive ceases to be an employee of BioTime for any reason other than his death or disability, or (C) one year after he ceases to be an employee of BioTime due to his death or disability; provided that if he dies during the three month period described in clause (B), the expiration date of the vested portion of this Option shall be one year after the date of his death.  In addition, if a SAR is exercised, the vested portion of the Option shall expire as to a number of shares for which the SAR was exercised, and the vested and unvested portion of the SAR shall expire when the shareholders of BioTime approve an amendment to the 2002 Plan increasing the number of common shares available under the 2002 Plan from 2,000,000 to 4,000,000 shares..

6.	Stock Option Plans

During 1992, BioTime adopted the 1992 Stock Option Plan (the "1992 Plan").  Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee. As of December 31, 2007, options to purchase 119,500 shares had been granted and were outstanding at exercise prices ranging from $3.00 to $11.75 under the 1992 Plan.  At December 31, 2007, no options were available for future grants under the 1992 Plan.

During 2002, BioTime adopted the 2002 Plan, which was amended during December 2004 to reserve 2,000,000 common shares for issuance under options granted to eligible persons.  During October 2007 the Board of Directors approved an amendment to the 2002 Plan that will permit the grant of options to purchase up to an additional 2,000,000 common shares.  The 2007 amendment is subject to approval by BioTime’s shareholders.  No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant.  Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options.  These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee.  The 2002 Plan also permits BioTime to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle BioTime to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment.  BioTime may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares.  Under the 2002 Plan, as of December 31, 2007, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 3,213,832 common shares at exercise prices ranging from $0.32 to $2.17 per share.  The grant of 1, 213,832 options is subject to shareholder approval of the 2007 amendment of the 2002 Plan.

On January 1, 2006, BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options.  The following table summarizes stock-based compensation expense related to employee and director stock options awards for the years ended December 31, 2007 and 2006, which was allocated as follows:

	Year Ended December 31,
	2007	2006
All stock-based compensation expense:
Research and Development	$—	$26,874
General and Administrative	48,058	87,106
Stock appreciation rights	13,151
All stock-based compensation expense included in operating expense	61,209	113,980
Total stock-based compensation expense	$61,209	$113,980

BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006.  BioTime’s financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R).  As of December 31, 2007, total unrecognized compensation costs related to unvested stock options was $379,682, which is expected to be recognized as expense over a weighted average period of approximately 4.8 years.

For all applicable periods, the value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2007 and 2006 was $0.20 and $0.16 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected lives in years	5	5
Risk free interest rates	4.38%	4.60%
Volatility	100%	89%
Dividend yield	0%	0%

For options granted prior to 2006 and valued in accordance with SFAS 123, the expected life and the expected volatility of the stock options were based upon historical data.  Forfeitures of employee stock options were accounted for on an as-incurred basis.

General Option Information

A summary of all option activity under the 1992 and 2002 option plans for the years ended December 31, 2007 and 2006 is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
January 1, 2006	887,336	1,477,164	$3.31
Granted	(509,500)	509,500	0.32
Forfeited/expired	30,000	(175,000)	5.51

December 31, 2006	407,836	1,811,664	2.20
Granted	(40,000)	2,040,000	0.29
Forfeited/expired	328,332	(388,332)	3.05
December 31, 2007	696,168	3,463,332	$1.72

Additional information regarding options outstanding as of December 31, 2007 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$.32-$.34	484,500	4.77	$0.32	484,500	$0.32
.74-1.55	198,332	2.24	1.27	188,332	1.29
2.00-2.17	591,000	1.96	2.02	591,000	2.02
11.75	59,500	1.28	11.75	59,500	11.75
$0.32-$11.75	1,333,332	2.99	$1.72	1,323,332	$1.73

General Stock Appreciation Rights Information

On October 10, 2007, BioTime granted a total of 1,302,030 Stock Appreciation Rights (“SARs”) to two new employees.  The SARs have a weighted average exercise price of $0.50 per share, and are being amortized over five years.  As of December 31, 2007, none of the SARs had expired or been forfeited.

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

Rent expenses totaled $189,158 and $192,521 for the years ended December 31, 2007 and 2006, respectively.  Remaining minimum annual lease payments under the lease are as follows:

Year	Minimum lease payments
2008	$135,857
2009	139,933
2010	59,022

Indemnification – Under BioTime’s bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments that BioTime could be required to make under the indemnification provisions contained in BioTime’s bylaws is unlimited.  However, BioTime has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of the insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and no liabilities were recorded for these agreements as of December 31, 2007.

Under the license agreements with Hospira and CJ, BioTime will indemnify Abbott Laboratories (Hospira’s predecessor), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement.  Management believes that the possibility of payments under the indemnification clauses is remote.  Therefore, BioTime has not recorded a provision for potential claims as of December 31, 2007. BioTime enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, licensees, contractors, hospitals at which clinical studies are conducted, and landlords, and (ii) agreements with investors, underwriters, investment bankers, and financial advisers. Under these provisions, BioTime generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights.  These indemnification provisions generally survive termination of the underlying agreement.  In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters. The maximum potential amount of future payments that BioTime could be required to make under these indemnification provisions is unlimited.  BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, BioTime believes the estimated fair value of these agreements is minimal.  Accordingly, BioTime has no liabilities recorded for these agreements as of December 31, 2007.

8.	Income Taxes

The primary components of the net deferred tax asset are:

Year Ended December 31, 2007
Deferred tax asset:
Net operating loss carryforwards	$16,198,000
Research & development and other credits	1,797,000
Other, net	1,001,000
Total	18,996,000
Valuation allowance	(18,996,000)
Net deferred tax asset	$-0-

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

Year Ended December 31,	2007	2006
Computed tax benefit at federal statutory rate	34%	34%
Permanent differences, primarily nondeductible interest due to write off of royalty obligation	(0)	(4%)
Losses for which no benefit has been recognized	(32%)	(39%)
State tax benefit, net of effect on federal income taxes	0%	6%
Research and development and other credits	2%	3%
	0%	0%

No tax benefit has been recorded through December 31, 2007 because of the net operating losses incurred and a full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. BioTime established a 100% valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2007, BioTime has net operating loss carryforwards of approximately $45,350,000 for federal and $13,320,000 for state tax purposes, which expire through 2027.  In addition, BioTime has tax credit carryforwards for federal and state tax purposes of $1,020,000 and $777,000, respectively, which expire through 2027.

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

9.	Enterprise-wide Disclosures

Geographic Area Information

Revenues, including license fees and royalties, by geographic area are based on the country of domicile of the counterparty to the agreement.

Year ended December 31,	2007	2006
Revenues
Domestic	$790,572	$993,554
Asia	255,549	168,461
Total revenues	$1,046,121	$1,162,015

All of BioTime’s assets are located at its Emeryville, California facility.

Major Customers

BioTime has two major customers comprising significant amounts of total revenues as follows:

Year ended December 31,	2007	2006
% of Total Revenues
Hospira	74%	80%
CJ Corp	10%	8%

10.     Subsequent Events

In January 2008, BioTime signed a licensing agreement with the Wisconsin Alumni Research Foundation (“WARF”) to 173 patents and patent applications filed internationally relating to human embryonic stem cell technology created by James Thomson at the University of Wisconsin-Madison. The agreement requires the payment of approximately $250,000 prior to January 2009.

In February 2008, BioTime received royalties in the amount of $308,900 from Hospira; this amount is based on sales of Hextend made by Hospira in the fourth quarter of 2007, and will be reflected in BioTime’s consolidated financial statements for the first quarter of 2008.

On March 31, 2008, BioTime entered into an amendment to its Financial Adviser Agreement with Greenbelt Corp, renewing that agreement through December 31, 2008.  Greenbelt has served as BioTime’s financial adviser since 1998.  Under the amendment, BioTime will pay Greenbelt a fee of $135,000 in cash and 300,000 common shares.  The shares shall be issued as follows: 150,000 shares on April 1, 2008, and 75,000 shares on October 1, 2008, and January 2, 2009.  The cash fee will be payable in three equal installments of $45,000 each on October 1, 2008, and January 2, 2009.  BioTime may elect to defer until January 2, 2009 the cash payments due on July 1, 2008 and October 1, 2008, and if it does so, BioTime will issue to Greenbelt 30,000 additional common shares at the time the deferred cash payment is made.

The agreement will terminate on December 31, 2008, unless BioTime or Greenbelt terminates it on an earlier date.  In the event of an early termination, BioTime will pay Greenbelt a pro rata portion of the cash and shares earned during the calendar quarter in which the agreement terminated, based upon the number of days elapsed.

In March 2008, BioTime entered into amendments to its Credit Agreement that increased the line of credit and extended the maturity date of the line of credit to November 15, 2008.  The line of credit may mature prior to November 15, 2008 if BioTime receives an aggregate of $4,000,000 through (A) the sale of capital stock, (B) the collection of licensing fees, signing fees, milestone fees, or similar fees in excess of $2,500,000 under any present or future agreement pursuant to which BioTime grants one or more licenses to use its patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).

The amendments permit BioTime to borrow up to $2,500,000, and as of April 2, 2008 BioTime had received loan commitments from lenders for $2,050,000.  In consideration for the increased line of credit and later maturity date, BioTime agreed to issue to the lenders a total of 420,000 common shares during March and April 2008, which had a value of $158,800 on the dates of issue, and will issue up to 90,000 additional shares to the lenders if it receives commitments for the entire $2,500,000 million line of credit.

In April 2008, BioTime entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California.  BioTime plans to move its headquarters from its present Emeryville location to this new facility.  The sublease will expire on November 30, 2010, but BioTime has an early termination right that permits it to terminate the sublease on July 31, 2008.  Base monthly rent will be $22,000 during 2008, $22,600 during 2009, and $23,339.80 during 2010.  In addition to base rent, BioTime will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-KSB annual report.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, our principal operations officer, and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  The scope of management’s assessment of the effectiveness of internal control over financial reporting includes our consolidated subsidiary.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 8B.	Other Information

During October 2007 we agreed to issue 200,000 common shares, and during March 2008 we agreed to issue 10,000 common shares, to our lenders under the terms of our Credit Agreement.  In connection with the most recent amendment of our Credit Agreement, on March 31, 2008, we agreed to issue up to 500,000 additional common shares to our lenders.  These shares were or will be issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The names and ages of our directors and executive officers of BioTime are as follows:

Michael D. West, Ph.D., 54, became our Chief Executive Officer during October 2007, and has served on the Board of Directors since 2002. Dr. West is Adjunct Professor of Bioengineering at the University of California, Berkeley.  Dr. West has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology and human embryonic stem cell research and development.  Prior to becoming our Chief Executive Officer, Dr. West served as President and Chief Scientific Officer of Advanced Cell Technology, Inc., a company he founded in 1998, that is engaged in developing human stem cell technology for use in regenerative medicine.  , Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998 he was a Director and Vice President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells.  From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators James Thomson and John Gearhart that led to the first isolation of human embryonic stem and human embryonic germ cells.  Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

Hal Sternberg, Ph.D., 54, is our Vice President of Research, and has served on the Board of Directors since 1990.  Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer’s Disease.  Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.

Harold Waitz, Ph.D., 65, is our Vice President of Engineering and Regulatory Affairs, and has served on the Board of Directors since 1990.  He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.

Judith Segall, 54, is our Vice President of Technology and Secretary, and has served on the Board of Directors from 1990 through 1994, and from 1995 through the present date.  Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

Valeta Gregg, 54, joined the Board of Directors during October 2004.  Ms. Gregg is Vice President and Assistant General Counsel, Patents of Regeneron Pharmaceuticals, Inc., a Tarrytown, New York based company engaged in the development of pharmaceutical products for the treatment of a number of serious medical conditions, including cancer, diseases of the eye, rheumatoid arthritis and other inflammatory conditions, allergies, asthma, and obesity.  Prior to joining Regeneron in 2002, Ms. Gregg worked as a patent attorney, at Klauber & Jackson in Hackensack, New Jersey from 2001 to 2002, and for Novo Nordisk A/S and its United States subsidiary from 1996 to 2001, and for Fish & Richardson, P.C., Menlo Park, California from 1994 to 1996.  Ms. Gregg received her law degree from University of Colorado School of Law in 1992 and received a Ph.D in Biochemistry from the University of Alberta in 1982.

Executive Officers

Michael West, Robert Peabody, Hal Sternberg, Harold Waitz, Judith Segall, and Steven Seinberg are the only executive officers of BioTime.  From 2003 until Dr. West became Chief Executive Officer, Hal Sternberg, Harold Waitz, and Judith Segall served as members of the Office of the President.  The members of the Office of the President collectively exercised the powers of the Chief Executive Officer.

Robert W. Peabody, CPA, 53, joined BioTime as Senior Vice President and Chief Operating Officer in October 2007.  Prior to joining BioTime, Mr. Peabody served as Vice President-Grant Administration for Advanced Cell Technology, Inc., and also served on their Board of Directors from 1998 to 2006.  Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company. Mr. Peabody, along with Dr. West, was a co-founder of Geron Corporation of Menlo Park, Ca. He has also been an audit manager for Ernst and Young where he was on the audit staff serving the firm's clients whose shares are publicly traded. Mr. Peabody received a Bachelor Degree in Business Administration from The University of Michigan and is a Certified Public Accountant.

Steven A. Seinberg, J.D., 41, became Chief Financial Officer and Treasurer during August 2001.  Prior to assuming these positions, Mr. Seinberg worked for over five years as BioTime’s Director of Financial and Legal Research, a position that involved, among other duties, contract modifications and management of our intellectual property portfolio.  Mr. Seinberg received a J.D. from Hastings College of the Law in San Francisco in 1994.

There are no family relationships among our directors or officers.

Committees of the Board

The Board of Directors had an Audit Committee, a Compensation Committee and a Nominating Committee until October 2007, when Michael West became Chief Executive Officer and was no longer eligible to serve on those committees.  The charters of each of those committees requires the members to be directors who are “independent” in accordance with Section 121(A) of the American Stock Exchange (AAMEX@) listing standards and Section 10A-3 under the Securities Exchange Act of 1934, as amended.  Dr. West ceased to be an independent director when he became Chief Executive Officer, leaving those committees with only one member who qualifies as “independent.”

The Board of Directors determined that Michael West was an audit committee financial expert within the meaning of Item 407(d)) of SEC Regulation S-K during his tenure on the committee, on the basis of Mr. West’s experience as the President of Advanced Cell Technology, Inc. and as a founder of Geron, Inc.  Mr. West has had oversight over the performance of the chief financial and accounting officers of those companies.

The Board of Directors intends to reinstate the Audit Committee at such time as we have a sufficient number of directors who qualify as “independent” in accordance with Section 121(A) of the American Stock Exchange (AAMEX@) listing standards and Section 10A-3 under the Securities Exchange Act of 1934, as amended.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2007, except that Alfred D. Kingsley, Greenbelt Corp., and Gary K Duberstein filed a delinquent Form 4 during May 2007, Mr. Kingsley filed a delinquent Form 4 during October 2007, Robert Peabody filed a delinquent Form 3 during October 2007, and Michael West filed a delinquent Form 4 during October 2007.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer and accounting officer, our other executive officers, and our directors.  The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the Securities and Exchange Commission and in our other public communications; (iii) compliance with applicable governmental rules and regulations, (iv) prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and (v) accountability for adherence to the Code.  A copy of our Code of Ethics has been posted on our internet website and can be found at www.biotimeinc.com.

Item 10.	Executive Compensation

During October 2007, we entered into an employment agreement with our Chief Executive Officer, Dr. Michael West, pursuant to which he is entitled to receive an annual salary of $250,000, an annual bonus equal to the lesser of (A) $65,000 or (B) the sum of 65% of Consulting Fees and 6.5% of Grant Funds we receive during each fiscal year; provided that (x) we obtained the grant that is the source of the Grant Funds during the term of his employment, (y) the grant that is the source of the Grant Funds is not a renewal, extension, modification, or novation of a grant (or a new grant to fund the continuation of a study funded by a prior grant from the same source) obtained us prior to his employment, and (z) the grant that is the source of the Grant Funds was not obtained by us substantially through the efforts of any consultant or independent contractor compensated by us for obtaining the grant.  Grant Funds means money actually paid to us during a fiscal year as a research grant by any federal or state government agency or any not for profit non-government organization, and expressly excludes (1) license fees, (2) royalties, (3) Consulting Fees, (4) capital contributions to us or any of our subsidiaries, or any joint venture of any kind (regardless of the legal entity through which the joint venture is conducted) to which we are a party, and (5) any other payments received by us from a business or commercial enterprise for research and development of products or technology pursuant to a contract or agreement for the commercial development of a product or technology.  Consulting Fees means money we receive under a contract that entitles us to receive a cash fee for providing scientific and technical advice to third parties concerning stem cells.

Dr. West was granted an option to purchase 1,500,000 common shares (the AOption@) under the 2002 Plan.  The Option is paired with stock appreciation rights ("SARs") with respect to 976,500 shares.  The exercise price of the Option and the SARs is $0.50.  The Option and the SARs will vest (as thereby become exercisable) at the rate of 1/60th of the number of Option shares or SARs at the end of each full month of employment.  Vesting will depend on Dr. West=s continued employment by us through the applicable vesting date, and will be subject to the terms and conditions of the 2002 Plan and a Stock Option Agreement consistent with the 2002 Plan and Dr. West’s Employment Agreement.  The unvested portion of the Option and the SARs shall not be exercisable.

The vested portion of the Option and the SARs shall expire on the earliest of (A) seven (7) years from the date of grant, (B) three months after Dr. West ceases to be employed by us for any reason other than his death or disability, or (C) one year after he ceases to be employed by us due to his death or disability; provided that if he dies during the three month period described in clause (B), the expiration date of the vested portion of the Option shall be one year after the date of his death.  In addition, (X) if the SAR is exercised, the vested portion of the Option shall expire as to a number of shares for which the SAR was exercised, and (Y) the vested and unvested portion of the SARs shall expire when our shareholders approve an amendment to the 2002 Plan increasing the number of common shares available under the 2002 Plan from 2,000,000 to 4,000,000 shares.  The Option and the SARs, respectively, shall not be exercisable after it has expired.

The SARs may not be exercised, in whole or in part, until the vested portion of the Option has been exercised in full.  A vested SAR may be exercised by delivering a written notice to us specifying the number of SAR shares being exercised.  Upon exercise of an SAR, Dr. West shall be entitled to receive a payment of cash per SAR share exercised equal to the amount by which the fair market value of a BioTime common share on the date of exercise exceeds the exercise price of the SAR.  The fair market value of a BioTime common share shall be determined by the Board of Directors in the manner provided in the 2002 Plan.  SARs may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised only by Dr. West during his lifetime.

In the event that Dr. West’s employment is terminated for “cause,” as defined in his Employment Agreement, or as a result of his death or disability, or his resignation, he will be entitled to receive payment for all unpaid salary, accrued but unpaid bonus, if any, and vacation accrued as of the date of his termination of employment.

If we terminate Dr. West’s employment without “cause,” he will be entitled to additional benefits, consisting of payment of either three months base salary, if he was employed by us for less than two years, or six months base salary if he was employed by us for at least two years.  In addition, 50% of the then unvested shares subject to Dr. West’s Option will vest if he was employed by us for at least two years.  However, if a termination of Dr. West’s employment without “cause” occurs within twelve months following a “Change in Control,” Dr. West will be entitled to four months base salary if he was employed by us for less than two years, or twelve months base salary if he was been employed by us for at least two years; and 50% of the then unvested shares subject to Dr. West’s Option will vest if he was been employed for less than two years, or one 100% of the then unvested shares subject to his Option if he was employed for at least two years.

"Change of Control" means (A) the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors; provided, that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement owned beneficially owned (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder) more than 10% of our voting securities shall not constitute a Change of Control; and provided, further, that an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities shall not constitute a Change of Control, (B) the sale of all or substantially all of our assets; or (C) a merger or consolidation in which we merge or consolidate into another corporation or entity in which our stockholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity) entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity).  A Change of Control shall not be deemed to have occurred if all of the persons acquiring our voting securities or assets or merging or consolidating with us are one or more of our direct or indirect subsidiary or parent corporations.  "Affiliated Group" means (A) a person and one or more other persons in control of, controlled by, or under common control with such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors.  “Person” includes both people and entities.

The following table summarizes certain information concerning the compensation paid during the past two fiscal years to each our Chief Executive Officer and the members of the Office of the President who collectively exercised the powers of the Chief Executive Officer during 2007:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Michael D. West	2007	$62,500	$--	$--	$9,819	$--	$--	$--	$72,319
Chief Executive Officer

Judith Segall	2007	$97,200	$--	$--	$--	$--	$--	$--	$97,200
Vice President – Operations Corporate Secretary	2006	$108,000	$--	$--	$10,913	$--	$--	$--	$118,913

Hal Sternberg	2007	$90,000	$--	$--	$--	$--	$--	$--	$90,000
Vice President – Research	2006	$100,000	$--	$--	$10,913	$--	$--	$--	$110,913

Harold Waitz	2007	$90,000	$--	$--	$--	$--	$--	$--	$90,000
Vice President- Regulatory Affairs & Engineering	2006	$100,000	$--	$--	$10,913	$--	$--	$--	$110,913

On November 24, 2006, the Board of Directors granted Judith Segall, Harold Waitz, and Hal Sternberg options to purchase 80,000 common shares, each, at an exercise price of $0.32 per shares.  Each option was granted under our 2002 Plan.  The options will expire five years from the date of grant, or within three months after termination of the executive’s employment, subject to certain exceptions in the event of death or disability. The exercise price of the options was equal to 150% of the closing price the common shares as reported on the Nasdaq OTCBB on November 22, 2006, the last trading day before the effective date of the grant.

Stock Options

The following table summarizes certain information concerning stock options held as of December 31, 2007 by our Chief Executive Officer and the members of the Office of the President who collectively exercised the powers of the Chief Executive Officer during 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options Exercisable	Options Unexercisable	Price	Date

Michael West	20,000(1)		$1.55	March 30, 2008
	20,000(1)		$2.17	March 7, 2009
	20,000(1)		$1.26	March 20, 2010
	20,000(1)		$0.34	March 27, 2011
	20,000(1)		$0.74	June 1, 2014
	1,500,000(2)	1,450,000	$0.50	October 9, 2014

Judith Segall	50,000(3)		$2.00	May 31, 2009
	125,000(4)		$2.00	November 7, 2010
	80,000(5)		$0.32	November 23, 2011

Hal Sternberg	50,000(3)		$2.00	May 31, 2009
	80,000(5)		$0.32	November 23, 2011

Harold Waitz	50,000(3)		$2.00	May 31, 2009
	80,000(5)		$0.32	November 23, 2011

(1)	These options were granted to Dr. West during his service as a non-employee director.

(2)	These options become exercisable at the rate of 25,000 per month during the term of Dr. West’s employment.

(3)	12,500 options became exercisable on June 1, 2004 and the remaining options became exercisable in three equal annual installments.

(4)	125,000 options became exercisable on November 8, 2005

(5)	80,000 options became exercisable on November 24, 2006

Compensation of Directors

During 2007, the two directors who were not then employees each received options to purchase 20,000 common shares exercisable at $0.74 per share, which was the closing price of the common shares reported on the OTCBB on April 30, 2007.  The options granted to these directors vested and became exercisable in equal quarterly installments based on continued service on the Board of Directors. Directors and members of committees of the Board of Directors who are employees are not compensated for serving as directors or attending meetings of the Board or committees of the Board.  Directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.  Directors who are our employees are also entitled to receive compensation as employees.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the current members of the Board of Directors who were not our employees on the date the compensation was awarded.  Dr. West became our Chief Executive Officer during October 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash	Option Awards	Total

Michael West(1)	--	$11,446	$11,446
Valeta Gregg(2)	--	$11,446	$11,446

(1)  At December 31, 2007 Michael West held options to purchase 1,600,000 common shares at exercise prices ranging from $0.34 to $2.17 per share, which includes options to purchase 1,500,000 common shares granted to him in his capacity as Chief Executive Officer.

(2)  At December 31, 2007 Valeta Gregg held options to purchase 58,332 common shares at exercise prices ranging from $0.34 to $1.26 per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 14, 2008 concerning beneficial ownership of common shares by each shareholder known by us to be the beneficial owner of 5% or more of our common shares.  Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Security Ownership of Certain Beneficial Owners

	Number of	Percent of
	Shares	Total

Alfred D. Kingsley(1)	10,030,540	38.4%
Gary K. Duberstein
Greenbelt Corp.
Greenway Partners, L.P.
Greenhouse Partners, L.P.
150 E. 57th Street, Suite 24E
New York, New York 10022

Neal C. Bradsher(2)	3,071,106	12.6%
Broadwood Partners, L.P.
Broadwood Capital, Inc.
724 Fifth Avenue, 9th Floor
New York, NY 10019

George Karfunkel (3)	2,392,041	9.8%
59 Maiden Lane
New York, New York 10038

Cyndel & Co., Inc (4)	1,633,770	6.8%
Patrick Kolenik
Huntington Laurel Partnership
36 Golf Lane
Huntington, NY 11743
Cynthia Bayern
Steven Bayern
26 West Broadway #1004
Long Beach, NY 11561

___________________________

(1)  Includes 1,716,698 shares presently owned by Greenbelt Corp, 334,632 shares that may be acquired by Greenbelt Corp. upon the exercise of certain warrants, 527,942 shares owned by Greenway Partners, L.P., 448,121 shares that may be acquired by Greenway Partners, L.P. upon the exercise of certain warrants, 4,719,522 shares owned solely by Alfred D. Kingsley, 2,270,689 shares that may be acquired by Mr. Kingsley upon the exercise of warrants, 12,256 shares owned solely by Gary K. Duberstein, and 680 shares that may be acquired by Mr. Duberstein upon the exercise of certain warrants.  Mr. Kingsley and Mr. Duberstein control Greenbelt Corp. and may be deemed to beneficially own the warrants and shares that Greenbelt Corp. beneficially owns.  Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P., and Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P.  Greenhouse Partners, L.P., Mr. Kingsley, and Mr. Duberstein may be deemed to beneficially own the shares that Greenway Partners, L.P. owns.  Mr. Duberstein disclaims beneficial ownership of the shares and warrants owned solely by Mr. Kingsley, and Mr. Kingsley disclaims beneficial ownership of the shares owned solely by Mr. Duberstein.

(2)  Includes 1,650,805 shares owned by Broadwood Partners, L.P., 1,377,393 shares that may be acquired by Broadwood Partners, L.P upon the exercise of certain warrants, 37,358 shares owned by Neal C. Bradsher, and 5,550 shares that may be acquired by Mr. Bradsher upon the exercise of certain warrants.  Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc.  Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(3)  Includes 1,379,878 shares that maybe acquired upon the exercise of certain warrants.

(4)  Includes 104,762 shares owned by Cyndel & Co., Inc., 135,714 shares that Cyndel maybe acquire upon the exercise of certain warrants, 40,000 shares owned by partnership of which Cynthia Bayern is a general partner, 95,000 shares that Dr. Bayern may acquire upon the exercise of certain warrants, 180,000 shares owned by Steven Bayern and 200,000 shares that Steven Bayern may acquire upon the exercise of certain warrants, 222,897shares owned by Huntington Laurel Partnership, 220,297 shares that Huntington Laurel Partnership may be acquire upon the exercise of certain warrants, 205,100 shares owned by Patrick Kolenik, 55,000 shares owned by Mr. Kolenik’s wife jointly with a third party, and 175,000 shares that Mr. Kolenik may acquire upon the exercise of certain warrants.  Steven Bayern and Cynthia Bayern are husband and wife and each may be deemed to beneficially own the shares beneficially owned by the other.  Mr. Bayern and Mr. Kolenik are the shareholders, officers and directors of Cyndel and may be deemed to beneficially own the shares that Cyndel owns.  Mr. Bayern and Mr. Kolenik are the members of the general partner of Huntington Laurel Partnership and may be deemed to beneficially own the shares owned by that partnership.

Security Ownership Of Management

The following table sets forth information as of March 14, 2008 concerning beneficial ownership of common shares by each member of the Board of Directors, certain executive officers, and all officers and directors as a group.

	Number of	Percent of
	Shares	Total

Michael D. West(1)	275,000	1.2%

Judith Segall(2)	712,669	3.0%

Hal Sternberg(3)	410,201	1.8%

Harold D. Waitz(4)	338,625	1.5%

Valeta Gregg(5)	58,333	*

All officers and directors
as a group (7 persons)(6)	1,958,160	8.2%
___________________________

*	Less than 1%

(1)  Includes 275,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days.  Excludes 1,325,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(2)  Includes 255,000 shares that may be acquired upon the exercise of certain stock options, and 45,337 shares that may be acquired upon the exercise of certain warrants.

(3)  Includes 130,000 shares that may be acquired upon the exercise of certain options and 25,931 shares that may be acquired upon the exercise of certain warrants.

(4)  Includes 2,952 shares held for the benefit of Dr. Waitz’s children, 130,000 shares that may be acquired by Dr. Waitz upon the exercise of certain stock options, 38,379 shares that may be acquired by Dr. Waitz upon the exercise of certain warrants (including 720 warrants held for the benefit of Dr. Waitz’s children).

(5)  Includes 58,332 shares that may be acquired upon the exercise of certain options.

(6)  Includes 1,121,312  shares that may be acquired upon the exercise of certain options and warrants.  Excludes certain shares that may be acquired upon the exercise of certain options that are not presently exercisable and will not become exercisable within 60 days.

Item 12.	Certain Relationships and Related Transactions , and Director Independence

Certain Transactions

During April 1998, we entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also BioTime shareholders.  We agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on our behalf under the agreement.  The agreement was renewed annually through March 31, 2007.  We paid Greenbelt $45,000 cash and issued 135,000 common shares for the twelve months ending March 31, 2006, and we paid $90,000 in cash and issued 200,000 common shares for services rendered for the twelve months ending March 31, 2007.  Greenbelt permitted us to defer paying certain cash fees until October 2007.  In return for allowing the deferral, we issued Greenbelt an additional 60,000 common shares.  We have agreed to file a registration statement, at our expense, to register Greenbelt’s shares for sale under the Securities Act of 1933, as amended, upon Greenbelt’s request.

During April 2006, we entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel under which we could borrow up to $500,000 for working capital purposes at an interest rate of 10% per annum.  In consideration for making the line of credit available, we issued to the lenders a total of 99,999 common shares.

In October 2007, the Credit Agreement was amended to increase the line of credit to $1,000,000, to increase the interest rate to 12% per annum, and to extend the maturity date to April 30, 2008.  The loan payable to Cyndel & Co., Inc. was paid in full, and Broadwood Partners, LP joined the lender group.  In consideration for extending the maturity date of the new line of credit, we issued to the lenders a total of 200,000 common shares.

The Credit Agreement was amended again during March 2008 to further increase the amount of the line of credit and extend the maturity date.  See “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” and Note 3 and Note 10 to our Financial Statements.

Director Independence

Valeta Gregg is the only member of the Board of Directors qualifies as “independent” in accordance with Section 121(A) of the American Stock Exchange (AAMEX@) listing standards and Section 10A-3 under the Securities Exchange Act of 1934, as amended.  The other directors, Michael D. West, Judith Segall, Hal Sternberg, and Harold Waitz do not qualify as “independent” because they are our full time employees and executive officers.

Ms. Gregg served on the Audit Committee, the Nominating Committee and the Compensation Committee during 2007.  The only compensation or remuneration that we have provided to Ms. Gregg during her tenure as a director has been compensation as a non-employee director.  Ms. Gregg and the members of her family have not participated in any transaction with us that would disqualify her as an “independent” director under the standard described above and in the charters to the committees of the Board of Directors on which she served.

Item 13.	Exhibits.

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

Notes to Financial Statements

(a-2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008. ~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008. ~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

23.1	Consent of Rothstein, Kass & Company, P.C.++++

31	Rule 13a-14(a)/15d-14(a) Certification++++

32	Section 1350 Certification++++

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

** Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

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

†† Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006

††† Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006

†††† Incorporated by reference to BioTime’s Form 10-K For the year ended December 31, 2005

*** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

**** Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime's Form 8-K filed April 4, 2008.

++++Filed herewith

Item 14.	Principal Accountant Fees and Services

Rothstein, Kass and Company (“RKCO”) audited our annual financial statements for the fiscal year ended December 31, 2007.  We first engaged RKCO as our auditors in February 2007.  BDO Seidman, LLP (“BDO”) audited our annual financial statements for the fiscal year ended December 31, 2005, reviewed our financial statements included in our quarterly reports on Form 10-QSB for the first three quarters of 2006, and reissued their report on our fiscal year 2005 financial statements in conjunction with the filing of our 2006 10-KSB.

Audit Fees.  RKCO billed us $95,000 in 2007 for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-QSB.

Audit-Related Fees.  BDO billed us $20,466 for audit-related fees during the fiscal year ended December 31 2007.  These fees were incurred in connection with the resissuance of BDO’s report on our fiscal year 2005 financial statements in conjunction with the filing of our 2006 10-KSB.

Tax Fees.  RKCO billed us $6,000 for review and preparation of U.S. federal, state, and local tax returns during the fiscal year ended December 31, 2007.  BDO billed us $7,000 for review and preparation of U.S. federal, state, and local tax returns during the fiscal year ended December 31, 2006.

Other Fees.  There were no other fees charged to us by RKCO or BDO during the fiscal years ended December 31, 2006 and 2007.

The prior approval of the Board of Directors is required for the engagement of our auditors to perform any non-audit services for us.  Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Board of Directors, except to the extent otherwise permitted by applicable SEC regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2008.

BIOTIME, INC.

By: /s/Michael D. West

Michael D. West, Ph.D., Chief Executive Officer

Signature	Title	Date

/s/Michael D. West	Chief Executive Officer	April 11, 2008
Michael D. West, Ph.D.	and Director

/s/Judith Segall	Vice President -Operations and	April 11, 2008
Judith Segall	Director

/s/Hal Sternberg	Vice President-Research and	April 11, 2008
Hal Sternberg, Ph.D.	Director

/s/Harold D. Waitz	Vice President-Regulatory Affairs	April 11, 2008
Harold D. Waitz, Ph.D.	and Director

/s/Steven A. Seinberg	Chief Financial Officer	April 11, 2008
Steven A. Seinberg	(Principal Financial and Accounting Officer)

/s/Valeta Gregg
Valeta Gregg, Ph.D.	Director	April 11, 2008

Exhibit
Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008. ~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008. ~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

23.1	Consent of Rothstein, Kass & Company, P.C.++++

31	Rule 13a-14(a)/15d-14(a) Certification++++

32	Section 1350 Certification++++

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

** Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

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

†† Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006

††† Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006

†††† Incorporated by reference to BioTime’s Form 10-K For the year ended December 31, 2005

*** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

**** Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime's Form 8-K filed April 4, 2008.

++++Filed herewith