Form 10-Q
period 2008-03-31
BIOTIME INC
filed 2008-05-15
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to

Commission file number 1-12830
BioTime, Inc.
(Exact name of registrant as specified in its charter)

California	94-3127919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 Harbor Bay Parkway, Suite 100
Alameda, California 94502
(Address of principal executive offices)

(510) 521-3390
(Registrant's telephone number, including area code)

6121 Hollis Street
Emeryville, California 94608
(Former address, changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  23,694,374 common shares, no par value, as of  May 13, 2008.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008 (unaudited)	December 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$307,471	$9,501
Accounts receivable	10,054	3,502
Prepaid expenses and other current assets	210,588	128,643
Total current assets	528,113	141,646

Equipment, net of accumulated depreciation of $586,995 and $585,765, respectively	12,639	12,480
Deposits and other assets	20,976	20,976
TOTAL ASSETS	$561,728	$175,102

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$590,001	$480,374
Lines of credit payable	1,307,328	716,537
Deferred license revenue, current portion	286,555	261,091
Total current liabilities	2,183,884	1,458,002

LONG-TERM LIABILITIES:
Stock appreciation rights compensation liability	32,877	13,151
Deferred license revenue, net of current portion	1,685,903	1,740,702
Deferred rent, net of current portion	8,663	9,636
Total long-term liabilities	1,727,443	1,763,489

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 23,544,374 and 23,034,374 shares at March 31, 2008 and December 31, 2007, respectively	40,876,976	40,704,136
Contributed capital	93,972	93,972
Accumulated deficit	(44,320,547)	(43,844,497)
Total shareholders' deficit	(3,349,599)	(3,046,389)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$561,728	$175,102

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31, 2008	March 31, 2007

REVENUE:
License fees	$66,183	$46,434
Royalties from product sales	308,900	199,264
Other revenue - Hextend	5,935	-
Total revenue	381,018	245,698

EXPENSES:
Research and development	(347,151)	(343,550)
General and administrative	(435,939)	(417,780)
Total expenses	(783,090)	(761,330)

Loss from operations	(407,072)	(515,632)

INTEREST EXPENSE AND OTHER INCOME:	(73,976)	(38,230)

NET LOSS	$(476,048)	$(553,862)
LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	23,042,945	22,722,707

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(476,048)	$(553,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,230	1,758
Amortization of interest on lines of credit	49,175	–
Interest on royalty obligation	–	39,749
Interest on lines of credit	23,290	–
Amortization of debt issuance costs	–	5,965
Stock-based compensation	39,364	50,837
Changes in operating assets and liabilities:
Accounts receivable	(6,552)	2,889
Prepaid expenses and other current assets	19,974	(8,713)
Accounts payable and accrued liabilities	108,624	117,343
Deferred license revenue	(29,335)	(38,925)
Deferred rent	29	1,001
Net cash used in operating activities	(270,249)	(381,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,389)	(1,779)
Net cash used in investing activities	(1,389)	(1,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(5,392)	–
Borrowings under lines of credit	575,000	100,000
Net cash provided by financing activities	569,608	100,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	297,970	(283,737)
Cash and cash equivalents at beginning of period	9,501	561,017
Cash and cash equivalents at end of period	$307,471	$277,280
Supplemental disclosure of cash flow statement
Cash paid for interest	$4,057	–
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to line of credit agreement	(153,200)	–

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

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

The unaudited condensed interim balance sheet as of March 31, 2008, the unaudited condensed interim statements of operations for the three months ended March 31, 2008 and 2007, and the unaudited condensed interim statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008 and for all interim periods presented have been made.  The balance sheet as of December 31, 2007 is derived from the Company's audited financial statements as of that date.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results anticipated for the full year of 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission except for the condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-KSB for the year ended December 31, 2007

Principles of Consolidation – The accompanying condensed consolidated interim financial statements include the accounts of Embryome Sciences, Inc., a wholly-owned subsidiary of BioTime.  As of March 31, 2008, there was no financial activity with respect to this subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Certain Significant Risks and Uncertainties - BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of BioTime’s pharmaceutical products; BioTime’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its pharmaceutical products; BioTime’s ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for BioTime products; BioTime’s ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime’s products; and the availability of reimbursement for the cost of BioTime’s pharmaceutical products (and related treatment) from government health administration authorities, private health coverage insurers and other organizations.

Liquidity and Going Concern - The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming BioTime will continue as a going concern. At March 31, 2008, BioTime had $307,471 of cash on hand and negative working capital of $1,655,771, a shareholders’ deficit of $3,349,599 and an accumulated deficit of $44,320,547.  BioTime will continue to need additional capital and greater revenues to continue its current operations and to continue to conduct its product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.  BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties.  The availability and terms of equity financing and new license agreements are uncertain.  The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay or suspend some or all aspects of its planned operations.  To mitigate these factors, management has instituted a cost-cutting plan which included a reduction in discretionary general and administrative expenses such as public relations.  Additionally, in October 2007 and again in March 2008, BioTime’s line of credit for working capital was increased and the maturity date was extended (see Note 3).  BioTime will continue to seek additional financing or capital as well as additional licensing revenues from its current and future patents.  In view of the matters described above, BioTime’s continued operations are dependent on its ability to raise additional capital, obtain additional financing, and succeed in generating more revenue from its operations.  The condensed consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should BioTime be unable to continue as a going concern.

2.  Summary of Select Significant Accounting Policies

Financial Statement Estimates - The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Stock-based Compensation - On January 1, 2006, BioTime adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees including employee stock options based on estimated fair values. SFAS 123(R) supersedes BioTime's previous accounting using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which provides supplemental implementation guidance for SFAS 123(R). BioTime has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  Upon adoption of SFAS 123 (R), BioTime has continued to utilize the Black-Scholes-Merton option pricing model which was previously used for BioTime's proforma disclosures under SFAS No. 123. BioTime's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and the actual and the projected employee stock options exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Recently Adopted Accounting Pronouncements – On December 21, 2007, the SEC issued SAB 110, which amends SAB 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007.  The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007.
Recently Issued Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" (SFAS No. 141R), which replaces SFAS No. 141.  SFAS No. 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred.  The provisions of SFAS 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS 141R will become effective as of that date for all acquisitions, regardless of the acquisition date.  SFAS 141R amends SFAS 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS 141R further amends SFAS 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  BioTime is currently evaluating the impact SFAS No. 141R will have on its future business combinations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" (SFAS No. 160).  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  BioTime does not believe the adoption of this statement will have a material effect on its financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  BioTime does not believe the adoption of this statement will have a material effect on the results of operations or financial condition.

3.  Lines of Credit

BioTime has a revolving line of credit Agreement (the “Credit Agreement”) with certain private lenders.  In March 2008, the Credit Agreement was amended twice.  In the first amendment, the line of credit was increased from $1,000,000 to $1,100,000, and BioTime agreed to issue to the new lender 10,000 common shares in return for making the additional credit available; the market value for those shares was $3,200 on the date of issue, and that cost is being amortized over the life of the Credit Agreement.  Unamortized cost of $1,745 is included in prepaid expenses and other current assets as of March 31, 2008. The Credit Agreement was subsequently amended to permit BioTime to borrow up to a total of $2,500,000, and the maturity date of the revolving line of credit was extended to November 15, 2008. The loans may become payable prior to the maturity date if BioTime receives an aggregate of $4,000,000 through (A) the sale of capital stock, (B) the collection of license fees, signing fees, milestone fees, or similar fees (excluding royalties) in excess of $2,500,000 under any present or future agreement pursuant to which BioTime grants one or more licenses to use its patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).

In consideration for making the additional credit available and for extending the maturity date of outstanding loans, BioTime agreed to issue the lenders one common share for each $5 principal amount of their loan commitment.  In total, 500,000 shares were issuable on March 31, 2008; those shares had a market value of $150,000 on that date, and the cost is being amortized over the life of the Credit Agreement. Unamortized cost of $149,348 is included in prepaid expenses and other current assets as of March 31, 2008.

The lenders have been given the right to exchange their line of credit promissory notes for BioTime’s common shares at a price of $1.00 per share, and/or for common stock of BioTime’s subsidiary, Embryome Sciences, Inc., at a price of $2.00 per share.

At March 31, 2008, BioTime had drawn $1,200,000 under the Credit Agreement.

BioTime also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $43,600; at March 31, 2008, BioTime had drawn $30,519 against this line. Interest is paid monthly on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.

The Company has accrued interest of $41,809 as of March 31, 2008.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at March 31, 2008, BioTime had drawn the entire $35,000 against this line.  Interest is payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25%.

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

In July 2005, Summit sublicensed the rights to Hextend in Japan to Maruishi.  In consideration for the license, Maruishi agreed to pay Summit a series of milestone payments: Yen 70,000,000, (or $593,390 based on foreign currency conversion rates at the time) upon executing the agreement, Yen 100,000,000 upon regulatory filing in Japan, and Yen 100,000,000 upon regulatory approval of Hextend in Japan.  Consistent with the terms of the BioTime-Summit agreement, Summit paid 40% of that amount, or $237,356, to BioTime during October 2005.  BioTime does not expect the regulatory filing and approval milestones to be attained for several years.

The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of US PentaLyte revenues generated by BioTime and paid to Summit.  BioTime first became aware of the terms of the Maruishi and Summit agreement during the fourth quarter of 2005, prepared an estimate of the future cash flows, and determined that Summit would earn a majority of their return on investment from their agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales.  Considering this, the $770,000 was viewed as a royalty obligation which would be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue.  Accordingly, BioTime recorded the entire amount paid by Maruishi to Summit for the sublicense of $593,390 as deferred revenue, to be amortized over the remaining life of the patent through 2019.  BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit.  Interest on the long-term royalty obligation was accrued monthly using the effective interest method beginning October 2005, using a rate of 25.2% per annum, which BioTime had determined was the appropriate interest rate when the future cash flows from the transaction were considered.

In 2007, BioTime completed its Phase II trials of PentaLyte, however was unable to find a suitable licensing agreement for the product.  At this time, BioTime has deemed the continuation of the clinical trials necessary to bring this product to market to be a significantly lower priority than it had been in the past.  Correspondingly, it is less likely that proceeds from the 8% of PentaLyte U.S. sales will be sufficient to pay down the Summit Royalty Obligation prior to the expiration of the patents.  As a result of this change in accounting estimates, BioTime has reevaluated treatment of this transaction.  The transaction no longer meets any of the factors that require it to fall under the guidance from EITF 88-18.  Consequently, BioTime has reclassified the royalty obligation to deferred revenue and is amortizing it over the remaining life of the underlying patents.

5.  Shareholders’ Deficit

During April 1998, BioTime entered into a financial advisory services agreement with Greenbelt Corp. ("Greenbelt"), a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime.  BioTime agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime's behalf under the agreement.  The agreement was renewed annually through March 31, 2007.  BioTime paid Greenbelt $90,000 in cash and issued 200,000 common shares for the twelve months ending March 31, 2007.  Greenbelt permitted BioTime to defer paying certain cash fees until October 2007.  In return for allowing the deferral, Greenbelt was issued an additional 60,000 common shares by BioTime.

On March 31, 2008, BioTime entered into an amendment to its financial adviser agreement with Greenbelt, renewing that agreement through December 31, 2008.  Under the amendment, BioTime will pay Greenbelt a fee of $135,000 in cash and 300,000 common shares.  The shares shall be issued as follows: 150,000 shares on April 1, 2008, and 75,000 shares on October 1, 2008, and January 2, 2009.  The cash fee will be payable in three equal installments of $45,000 each on July 1, 2008, October 1, 2008, and January 2, 2009.  BioTime may elect to defer until January 2, 2009 the cash payments due on July 1, 2008 and October 1, 2008, and if it does so, BioTime will issue to Greenbelt 30,000 additional common shares for each payment deferred.

The agreement will terminate on December 31, 2008, unless BioTime or Greenbelt terminates it on an earlier date.  In the event of an early termination, BioTime will pay Greenbelt a pro rata portion of the cash and shares earned during the calendar quarter in which the agreement terminated, based upon the number of days elapsed.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1,	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at March 31,
2008	$90,000	$33,750	$21,750	$(0)	$(0)	$145,500
2007	$108,000	$22,500	$44,800	$(0)	$(40,500)	$134,800

6. Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three months ended March 31, 2008 and 2007, options to purchase 3,283,332 and 1,691,664 common shares, respectively, and warrants to purchase 7,847,867 and 7,847,867 common shares, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

7. Stock-Based Compensation under SFAS 123(R)

On January 1, 2006, BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options.  The following table summarizes stock-based compensation expense under SFAS 123R related to employee and director stock options awards for the three months ended March 31, 2008 and 2007, which was allocated as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Stock-based compensation expense:
General and Administrative	$19,638	$6,037
Stock appreciation rights	19,726	–
Stock-based compensation expense included in operating expense	39,364	6,037
Total stock-based compensation expense	$39,364	$6,037

The value of each employee and director stock option was estimated on the date of grant using the Black-Scholes-Merton model for the purpose of the pro-forma financial disclosures in accordance with SFAS 123(R).

No options were granted during the three months ended March 31, 2008.  The weighted-average estimated fair value of stock options vested during the three months ended March 31, 2007 was $0.25 per share, using the Black-Scholes-Merton model with the following weighted-average assumptions:

Three Months Ended March 31, 2007
Expected lives (in years)	5
Risk free interest rate	3.89%
Volatility	78.34%
Dividend yield	0%
Forfeiture rate	0%

For options granted prior to 2006 and valued in accordance with SFAS No. 123, the expected life and the expected volatility of the stock options were based upon historical data.  Forfeitures of employee stock options were accounted for on an as-incurred basis.

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

8.  Fair Value Measurement

     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

    The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	307,471	307,471	-	-
Liabilities:
Lines of Credit	1,307,328	1,307,328	-	-

       The fair values of the Company’s cash and cash equivalents and lines of credit are determined through market, observable and corroborated sources.

       The carrying amounts reflected in the condensed consolidated balance sheets for other current assets and other current liabilities approximate fair value due to their short-term maturities

9. Subsequent Events

BioTime and its wholly-owned subsidiary Embryome Sciences, Inc., have signed a letter of intent with International Stem Cell Corporation and its wholly-owned subsidiary Lifeline Cell Technology (“Lifeline”) to jointly produce and distribute a wide array of research products from human embryonic stem cell technology.  Pursuant to this anticipated collaboration, BioTime paid $250,000 to Lifeline in installments of $100,000 and $150,000 on April 1, 2008 and April 2, 2008, respectively.  The proposed collaboration with Lifeline is subject to the execution of a definitive agreement, and should such an agreement fail to be executed, the $250,000 will be returned to BioTime.

In April 2008, BioTime entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California.  The sublease will expire on November 30, 2010, but BioTime has an early termination right that permits it to terminate the sublease on July 31, 2008.  Base monthly rent will be $22,000 during 2008, $22,600 during 2009, and $23,340 during 2010.  In addition to base rent, BioTime will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

In April 2008, BioTime received royalties in the amount of $341,153 from Hospira.  This amount is based on sales of Hextend made by Hospira in the first quarter of 2008, and will be reflected in BioTime’s condensed consolidated interim financial statements for the second quarter of 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since our inception in November 1990, we have been engaged primarily in research and development activities, which have culminated in the commercial launch of Hextend®, our lead product, and a clinical trial of PentaLyte®.  Our operating revenues have been generated primarily from licensing fees and from royalties on the sale of Hextend.  During October 2007, we entered the field of regenerative medicine where we plan to develop stem cell related products and technology for diagnostic, therapeutic and research use.  Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders, stem cell products, and organ preservation solutions and technology for medical and research use.

On October 10, 2007, Michael D. West, Ph.D. became our new Chief Executive Officer.  Dr. West is helping to spearhead our entry into the field of regenerative medicine by initiating the development of advanced human stem cell products and technology for diagnostic, therapeutic and research use.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  To further these ends, in December 2007, we created a new, wholly-owned subsidiary called Embryome Sciences, Inc.

Our new subsidiary plans to launch several kinds of stem cell research products in the next two years.  One such product is a commercial database that will provide the first detailed map of the embryome, thereby aiding researchers in navigating the complexities of human development and in identifying the many hundreds of cell types coming from embryonic stem cells.  This map of the human and mouse embryome will take the form of a relational database that would permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification..  When the new embryome database is operational, Embryome Sciences will provide researchers access to it through an internet website.  Embryome Sciences plans to launch this web-based database in the second quarter of 2008.  The new website may also be used to market stem cell research products developed by Embryome Sciences and by other companies.

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

We, and our wholly-owned subsidiary Embryome Sciences, Inc., have signed a letter of intent with International Stem Cell Corporation and its wholly-owned subsidiary Lifeline Cell Technology (“Lifeline”) to jointly produce and distribute a wide array of research products from human embryonic stem cell technology.  Embryome Sciences and Lifeline intend to jointly manufacture products serving the complex needs of this industry, including cells and related products that will allow researchers to identify and study the thousands of cell types that can be made from hES cells.  Among these planned products are ESpyTM cell lines, consisting of complex derivatives of hES cells that send beacons of light in response to the activation of particular genes.  The progenitor cell lines will be produced and distributed in joint efforts utilizing Embryome Science’s proprietary “Embryomics™” technology, its future Embryome.com online database, and technology and approved hES cell lines licensed from the Wisconsin Alumni Research Foundation (“WARF”).  Lifeline will contribute its manufacturing and quality control expertise, the use of its facilities, and use of Lifeline’s technologies.  The proposed collaboration with Lifeline is subject to the execution of a definitive agreement.

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

Revenues for the three months ended March 31, 2008 consist of royalties on sales made by Hospira and CJ during the period beginning October 1, 2007 and ending December 31, 2007.  Royalty revenues recognized for that three-month period were $308,900, a 55% increase from the $199,264 of royalty revenue during the same period last year.  The increase in royalties reflects an increase in sales both to hospitals and to the United States Armed Forces.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

We received royalties of $341,153 from Hospira during April 2008, based on Hextend sales during the three months ended March 31, 2008.  Royalties increased 108% from royalty revenues of $163,676 received during the same period last year.  The increase in royalties is due to increased sales both to hospitals and to the United States Armed Forces.  This revenue will be reflected in our condensed consolidated interim financial statements for the second quarter of 2008.

Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers and is part of the Tactical Combat Casualty Care protocol.  We believe that as Hextend use proliferates within the leading U.S. hospitals, other smaller hospitals will follow their lead, contributing to sales growth.

We have completed a Phase II clinical trial of PentaLyte in which PentaLyte was used to treat hypovolemia in cardiac surgery.  Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources and the costs involved, which are not presently determinable as we do not know yet the actual scope or cost of the clinical trials that the FDA will require for PentaLyte.

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

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we have.  Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for these projects.  We have already curtailed the pace of our product development efforts due to the limited amount of funds available, and we may have to postpone further laboratory and clinical studies, unless our cash resources increase through growth in revenues, the completion of licensing agreements, additional equity investment, borrowing, or third party sponsorship.

Because our research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses from operations in the near term.

Hextend®, PentaLyte®, and HetaCool® are our registered trademarks.

Results of Operations

Revenues

For the three months ended March 31, 2008, we recognized $308,900 in royalty revenue, whereas we recognized $199,264 for the three months ended March 31, 2007.  This increase of 55% in royalties is attributable to an increase in product sales by Hospira, and reflects an increase in sales both to hospitals and to the United States Armed Forces.

We recognized $66,183 and $46,434 of license fees from CJ and Summit during the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Notes 2 and 4 to the condensed consolidated interim financial statements.

Operating Expenses

Research and development expenses were $347,151 for the three months ended March 31, 2008, compared to $343,550 for the three months ended March 31, 2007.  This increase is primarily attributable to a $39,353 increase in salaries allocated to research and development, an increase of $21,628 in payroll fees and taxes allocated to research and development expense, an increase of $14,928 in insurance costs allocated to research and development expense, and an increase of $38,943 in expenditures made to cover laboratory expenses and supplies; these increases were offset to some extent by a decrease of $108,766 in expenditures made for outside research.  Research and development expenses include laboratory study expenses, salaries, and consultants’ fees.

General and administrative expenses increased to $435,939 for the three months ended March 31, 2008, from $417,780 for the three months ended March 31, 2007.  This increase is primarily attributable to an increase of $33,328 in stock-based expense allocated to general and administrative costs, an increase of $49,257 in legal fees, an increase of $21,364 in travel and entertainment expenses, an increase of $5,504 in investor and public relations expenses, an increase of $5,570 in expenses related to outside services, and an increase of $15,000 in technology licensing fees.  These increases were offset in part by a decrease of $11,800 in general and administrative consulting fees, a decrease of $59,974 in accounting fees, and a decrease of $40,037 in patent costs.

Interest and Other Income (Expense)

For the three months ended March 31, 2008, we incurred a total of $73,976 of net interest expense, compared to net interest expense of $38,230 for the three months ended March 31, 2007.

Income Taxes

During the three months ended March 31, 2008, we incurred no foreign withholding taxes.  With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

The major components of our net cash used in operations of approximately $270,000 in the three months ended March 31, 2008 can be summarized as follows: net loss of approximately $476,000 was reduced by non-cash expenses of approximately $113,000, resulting in the cash loss of approximately $363,000, which was partly funded with change in working capital of approximately $93,000.

At March 31, 2008, we had $307,471 cash and cash equivalents on hand, and lines of credit for $2,578,600 from which $1,265,519 had been drawn.

We have a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira.  We may borrow up to $2,500,000 under the Credit Agreement.  The maturity date of revolving line of credit loans is November 15, 2008 but the loans may become payable prior to the maturity date if we receive an aggregate of $4,000,000 through (A) the sale of capital stock, (B) the collection of license fees, signing fees, milestone fees, or similar fees (excluding royalties) in excess of $2,500,000 under any present or future agreement pursuant to which we grant one or more licenses to use its patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).

The lenders have been given the right to exchange their line of credit promissory notes for our common shares at a price of $1.00 per share, and/or for common stock of our subsidiary, Embryome Sciences, Inc., at a price of $2.00 per share.

We also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $43,600; at March 31, 2008, we had drawn $30,519 against this line.  See Note 3 to the condensed consolidated interim financial statements for additional information.

We also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at March 31, 2008, we had drawn the entire $35,000 against this line.  See Note 3 to the condensed consolidated interim financial statements for additional information.

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

We have no contractual obligations as of March 31, 2008, with the exception of two facilities lease agreements.  We currently have a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California (the “Emeryville lease”).  Under the Emeryville lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.  In April 2008, we entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California (the “Alameda sublease”).  We have now moved our headquarters to this new facility.  The Alameda sublease will expire on November 30, 2010, but we have an early termination right that permits us to terminate the sublease on July 31, 2008.  Base monthly rent will be $22,000 during 2008, $22,600 during 2009, and $23,340 during 2010.  In addition to base rent, we will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any market risk sensitive instruments as of March 31, 2008, December 31, 2007, or March 31, 2007.

Item 4T.  Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

During March 2008 we agreed to issue a total of 510,000 common shares to our lenders under the terms of our Credit Agreement.  These shares were  issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information.

We do not presently have enough independent directors to constitute our Nominating Committee.  Accordingly, the Board of Directors, as a whole, will consider nominees proposed by shareholders; provided that they notify the Board in writing at least 120 days before the date of the next annual meeting, and they and the nominee provide the Board with all information that the Board may reasonably request regarding the nominee no later than 90 days prior to the annual meeting.  The Board has not set any specific minimum qualifications that a prospective nominee would need in order to be recommended by the Board or to serve on the Board.  Rather, in evaluating any new nominee or incumbent director, the Board will consider whether the particular person has the management, financial, scientific, and industry knowledge, skills, experience, and expertise needed to manage our affairs in light of the skills, experience and expertise of the other members of the Board as a whole.  The Board will also consider whether including a prospective director on the Board will result in a Board composition that complies with (a) applicable state corporate laws, (b) applicable federal and state securities laws, and (c) the rules of the SEC and any stock exchange on which our shares may be listed.

Item 6.  Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

31	Rule 13a-14(a)/15d-14(a) Certification^^

32	Section 1350 Certification^^

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

†††† Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005

*** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

**** Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++ Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 14, 2008	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 14, 2008	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

31	Rule 13a-14(a)/15d-14(a) Certification^^

32	Section 1350 Certification^^

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

†††† Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005

*** Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

**** Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++ Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^ Filed herewith