Form 10-Q
period 2008-06-30
BIOTIME INC
filed 2008-08-14
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to

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
:Yes  9 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer 9                                                                                                  Accelerated filer 9
Non-accelerated filer 9 (Do not check if a smaller reporting company)        Smaller reporting company :

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
9Yes  :No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  23,694,374 common shares, no par value, as of June 30, 2008.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2008 (unaudited)	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$172,461	$9,501
Accounts receivable	4,095	3,502
Prepaid expenses and other current assets	150,626	128,643
Total current assets	327,182	141,646

Equipment, net of accumulated depreciation of $588,318 and $585,765, respectively	11,316	12,480
Advance license fee and others	270,976	20,976
TOTAL ASSETS	$609,474	$175,102

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$623,065	$480,374
Lines of credit payable	1,924,156	716,537
Deferred license revenue, current portion	293,070	261,091
Total current liabilities	2,840,291	1,458,002

LONG-TERM LIABILITIES:
Stock appreciation rights compensation liability	52,603	13,151
Deferred license revenue, net of current portion	1,630,122	1,740,702
Other liabilities	7,347	9,636
Total long-term liabilities	1,690,072	1,763,489

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 23,694,374 and 23,034,374 shares at June 30, 2008 and December 31, 2007, respectively	40,968,465	40,704,136
Contributed capital	93,972	93,972
Accumulated deficit	(44,983,326)	(43,844,497)
Total shareholders' deficit	(3,920,889)	(3,046,389)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$609,474	$175,102

See accompanying notes to the condensed consolidated financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES:
License fees	$67,725	$47,065	$133,908	$93,499
Royalties from product sales	341,153	163,676	650,053	362,940
Other revenue	1,685	—	7,620	—
Total revenues	410,563	210,741	791,581	456,439

EXPENSES:
Research and development	(416,978)	(210,767)	(764,129)	(554,317)
General and administrative	(532,358)	(293,772)	(968,297)	(711,552)
Total expenses	(949,336)	(504,539)	(1,732,426)	(1,265,869)

Loss from operations	(538,773)	(293,798)	(940,845)	(809,430)
Interest expenses and other income	(124,007)	(50,279)	(197,983)	(88,509)
Net Loss	$(662,780)	$(344,077)	$(1,138,828)	$(897,939)
Loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	23,694,374	22,828,879	23,368,660	22,788,518

See accompanying notes to the condensed consolidated financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,138,828)	$(897,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,553	3,233
Amortization of deferred finance cost on lines of credit	128,220	11,997
Interest on royalty obligation	–	83,437
Interest on lines of credit	21,895	6,370
Common stock issued for services	43,500	–
Stock-based compensation	107,080	68,319
Changes in operating assets and liabilities:
Accounts receivable	(593)	1,262
Prepaid expenses and other current assets	890	1,371
Accounts payable and accrued liabilities	133,491	59,774
Deferred license revenue	(78,601)	(71,498)
Deferred rent	6,911	1,678
Net cash used in operating activities	(773,482)	(731,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of royalty fees	(250,000)	–
Purchase of equipment	(1,389)	(1,779)
Net cash used in investing activities	(251,389)	(1,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit	(12,169)	–
Borrowings under lines of credit	1,200,000	300,000
Net cash provided by financing activities	1,187,831	300,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	162,960	(433,775)
Cash and cash equivalents at beginning of period	9,501	561,017
Cash and cash equivalents at end of period	$172,461	$127,242
Supplemental disclosure of cash flow statement
Cash paid for interest	$55,510	$–
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to line of credit agreement	$(153,200)	$–
Issuance of stock related to outside services	$(43,500)	$–

See accompanying notes to the condensed consolidated financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The unaudited condensed balance sheet as of June 30, 2008, the unaudited condensed statements of operations for the three and six months ended June 30, 2008 and 2007, and the unaudited condensed statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008 and for all interim periods presented have been made.  The balance sheet as of December 31, 2007 is derived from the Company's audited financial statements as of that date.  The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission except for the condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-KSB for the year ended December 31, 2007.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Embryome Sciences, Inc. (“Embryome Sciences”), a wholly-owned subsidiary of BioTime.  As of June 30, 2008, there was only one significant transaction with respect to this subsidiary: a Product Production and Distribution Agreement was executed with Lifeline Cell Technology, LLC, for the production and marketing of embryonic progenitor cells or progenitor cell lines, and products derived from those embryonic progenitor cells.  See

Note 4 to the condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern - The accompanying unaudited condensed financial statements have been prepared assuming BioTime will continue as a going concern. At June 30, 2008, BioTime had $172,461 of cash on hand and negative working capital of $2,513,109, a shareholders’ deficit of $3,920,889 and an accumulated deficit of $44,983,326.  BioTime will continue to need additional capital and greater revenues to continue its current operations and to continue to conduct its product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.  BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties.  The availability and terms of equity financing and new license agreements are uncertain.  The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay or suspend some or all aspects of its planned operations.  To mitigate these factors, management has instituted a cost-cutting plan which included a reduction in discretionary general and administrative expenses such as public relations.  Additionally, in October 2007 and again in March 2008, BioTime’s line of credit for working capital was increased and the maturity date was extended (see Note 3).  BioTime will continue to seek additional financing or capital as well as additional licensing revenues from its current and future patents.  In view of the matters described above, BioTime’s continued operations are dependent on its ability to raise additional capital, obtain additional financing, reduce its operating costs, and succeed in generating more revenue from its operations.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should BioTime be unable to continue as a going concern.

2.           Summary of Select Significant Accounting Policies

Financial Statement Estimates - The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements – On December 21, 2007, the SEC issued SAB No. 110, which amends SAB No. 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007.  The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available.  The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term due to the significant structural changes in its business. Therefore, the Company will continue to use the "simplified" method in developing its estimate of the expected term of "plain vanilla" share options.

      In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS No. 157 during the quarter ended March 31, 2008 which had no impact on its condensed balance sheets, condensed statement of operations, condensed statement of stockholders' equity and cash flows.

      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the consolidated financial statements since the Company did not elect the fair value option for any of its existing assets or liabilities.

Recently Issued Accounting Pronouncements – In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions, with rights to dividends or dividend equivalents, are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in FASB Statement No. 128, "Earnings per Share." Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). Early adoption of EITF 03-6-1 is prohibited. The Company will adopt EITF 03-6-1 as of January 1, 2009, and does not currently believe that the adoption will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141.  SFAS No. 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Additionally, SFAS No. 141R requires that acquisition-related costs be expensed as incurred.  The provisions of SFAS No. 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS No. 141R will become effective as of that date for all acquisitions, regardless of the acquisition date.  SFAS No. 141R amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS No. 141R further amends SFAS No. 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  BioTime is currently evaluating the impact SFAS No. 141R will have on its future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  BioTime does not believe the adoption of this statement will have a material effect on its financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  BioTime does not believe the adoption of this statement will have a material effect on the results of operations or financial condition.

Business Segments - The Company operates in one segment and therefore segment information is not presented.

3.  Lines of Credit

BioTime has a revolving line of credit Agreement (the “Credit Agreement”) with certain private lenders.  In 2008, the Credit Agreement was amended twice.  In the first amendment, the line of credit was increased from $1,000,000 to $1,100,000, and BioTime agreed to issue to the new lender 10,000 common shares in return for making the additional credit available; the market value for those shares was $3,200 on the date of issue, and that cost was fully amortized over the life of the Credit Agreement.  The Credit Agreement was subsequently amended to permit BioTime to borrow up to a total of $2,500,000, and the maturity date of revolving line of credit was extended to November 15, 2008. The loans may become payable prior to the maturity date if BioTime receives an aggregate of $4,000,000 through (A) the sale of capital stock, (B) the collection of license fees, signing fees, milestone fees, or similar fees (excluding royalties) in excess of $2,500,000 under any present or future agreement pursuant to which BioTime grants one or more licenses to use its patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).

In consideration for making the additional credit available and for extending the maturity date of outstanding loans, BioTime agreed to issue the lenders one common share for each $5 principal amount of their loan commitment.  In total, 500,000 shares were issuable on March 31, 2008; those shares had a market value of $150,000 on that date, and the cost is being amortized over the life of the Credit Agreement.  Unamortized cost of $90,000 is included in prepaid expenses and other current assets as of June 30, 2008.

The lenders have been given the right to exchange their line of credit promissory notes for BioTime’s common shares at a price of $1.00 per share, and/or for common stock of BioTime’s subsidiary, Embryome Sciences, Inc., at a price of $2.00 per share.

At June 30, 2008, BioTime had drawn $1,825,000 under the Credit Agreement.

BioTime also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $43,600; at June 30, 2008, BioTime had drawn $25,629 against this line. Interest is paid monthly on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at June 30, 2008, BioTime had drawn $32,138 against this line.  Interest is payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25%.

The Company has accrued interest of $41,389 as of June 30, 2008.

4. License and Collaboration Agreements

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

The accounting treatment of the payments from Summit fell under the guidance of Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sales of Future Revenues.”  EITF No. 88-18 addresses the accounting treatment when an enterprise (BioTime) receives cash from an investor (Summit) and agrees to pay to the investor a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The EITF reached a consensus on six independent factors that would require reclassification of the proceeds as debt.  BioTime met one of the factors: BioTime was determined to have had significant continuing involvement in the generation of the cash flows to the investor due to BioTime’s supervision of the Phase II clinical trials of PentaLyte.  As a result, BioTime initially recorded the net proceeds from Summit to date of $770,000 as long-term debt to comply with EITF No. 88-18 even though BioTime is not legally indebted to Summit for that amount.

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

The initial accounting viewed the potential repayment of the $770,000 imputed debt to come only from the 8% share of U.S. PentaLyte revenues generated by BioTime and paid to Summit.  BioTime first became aware of the terms of the Maruishi and Summit agreement during the fourth quarter of 2005, prepared an estimate of the future cash flows, and determined that Summit would earn a majority of their return on investment from their agreement with Maruishi, and not the 8% of BioTime’s U.S. PentaLyte sales.  Considering this, the $770,000 was viewed as a royalty obligation which would be reduced by Summit’s 8% share of BioTime’s U.S. PentaLyte sales plus Summit’s 60% share of Japanese revenue.  Accordingly, BioTime recorded the entire amount paid by Maruishi to Summit for the sublicense of $593,390 as deferred revenue, to be amortized over the remaining life of the patent through 2019.  BioTime’s 40% share of this payment was collected in October 2005 and the remaining 60% share was recorded as a reduction of the long-term royalty obligation of BioTime to Summit.  Interest on the long-term royalty obligation was accrued monthly using the effective interest method beginning October 2005, using a rate of 25.2% per annum, which BioTime had determined was the appropriate interest rate when the future cash flows from the transaction were considered.

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

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.

BioTime will pay WARF a license fee of $225,000 in two installments.  The first installment, in the amount of $10,000, was paid and charged to operations during February 2008.  The remaining $215,000 is due on the earlier of (i) thirty (30) days after BioTime raises $5,000,000 or more of new equity financing, or (ii) January 3, 2009.  A maintenance fee of $25,000 will be due annually on January 3 of each year during the term of the License.

BioTime or Embryome Sciences will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.

BioTime will also pay WARF $25,000 toward reimbursement of the costs associated with preparing, filing and maintaining the licensed WARF patents.  That fee is payable in two installments.  The first installment of $5,000 was paid and charged to operations during February 2008, and the remaining $20,000 is due on the earlier of (i) thirty (30) days after BioTime raises $5,000,000 or more of new equity financing, or (ii) January 3, 2009.

On June 24, 2008, BioTime, along with its subsidiary, Embryome Sciences, entered into a Product Production and Distribution Agreement with Lifeline Cell Technology, LLC for the production and marketing of embryonic progenitor cells or progenitor cell lines, and products derived from those embryonic progenitor cells.  The products developed under the agreement with Lifeline will be produced and sold for research purposes, such as drug discovery and drug development uses.

The proceeds from the sale of products to certain distributors with which Lifeline has a pre-existing relationship will be shared equally by Embryome Sciences and Lifeline, after deducting royalties payable to licensors of the technology used, and certain production and marketing costs.  The proceeds from products produced for distribution by both Embryome Sciences and Lifeline, and products produced by one party at the request of the other party, will be shared in the same manner.  Proceeds from the sale of other products, which are produced for distribution by one party, generally will be shared 90% by the party that produced the product for distribution, and 10% by the other party after deducting royalties payable to licensors of technology used.  In the case of the sale of these products, the party that produces the product and receives 90% of the sales proceeds will bear all of the production and marketing costs of the product.

The products will be produced using technology and stem cell lines licensed from WARF, technology developed by Embryome Sciences, technology developed by Lifeline, and technology licensed from Advanced Cell Technology, Inc.  WARF and Advanced Cell Technology will receive royalties from the sale of the products developed using their licensed technology and stem cells.

BioTime and Embryome Sciences paid Lifeline $250,000, included in advanced license fee and others, to facilitate their product production and marketing efforts.  Embryome Sciences will be entitled to recover that amount from the share of product sale proceeds that otherwise would have been allocated to Lifeline.

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

On March 31, 2008, BioTime entered into an amendment to its financial adviser agreement with Greenbelt, renewing that agreement through December 31, 2008.  Under the amendment, BioTime will pay Greenbelt a total fee of $135,000 in cash and will issue a total of 300,000 common shares.  BioTime issued 150,000 common shares to Greenbelt on April 1, 2008, and will issue 75,000 common shares on October 1, 2008, and 75,000 common shares on January 2, 2009.  The cash fee is payable in three equal installments of $45,000 each on July 1, 2008, October 1, 2008, and January 2, 2009.  BioTime may elect to defer until January 2, 2009 the cash payments due on July 1, 2008 and October 1, 2008, and if it does so, BioTime will issue to Greenbelt 30,000 additional common shares for each payment deferred.  In accordance with these provisions, BioTime did elect to defer the July 1, 2008 payment until January 2, 2009, and as such, will issue 30,000 additional common shares to Greenbelt when that cash payment is made.

The agreement will terminate on December 31, 2008, unless BioTime or Greenbelt terminates it on an earlier date.  In the event of an early termination, BioTime will pay Greenbelt a pro rata portion of the cash and shares earned during the calendar quarter in which the agreement terminated, based upon the number of days elapsed.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1,	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at June 30,
2008	$90,000	$67,500	$43,500	$(0)	$(43,500)	$157,500
2007	$108,000	$22,500	$62,500	$(0)	$(103,000)	$90,000

6. Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and six months ended June 30, 2008 and 2007, options to purchase 3,653,332 and 1,691,644 common shares, respectively, and warrants to purchase 7,847,867 common shares in both years were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

7. Subsequent Events

BioTime received royalties in the amount of $341,391 from Hospira in August 2008 and in the amount of $24,143 from CJ CheilJedang Corp. in July 2008.  These amounts are based on sales of Hextend made by Hospira in the second quarter of 2008, and will be reflected in BioTime’s consolidated financial statements for the third quarter of 2008.

On July 10, 2008, BioTime’s subsidiary Embryome Sciences entered into a License

Agreement with Advanced Cell Technology, Inc. (“ACT”) under which Embryome Sciences acquired exclusive world-wide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  The licensed rights include pending patent applications, know-how, and existing cells and cell lines developed using the technology.

            Embryome Sciences has paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.

           ACT may reacquire royalty free, world wide licenses to use the technology for retinal pigment epithelial cells, hemangioblasts, and myocardial cells, on an exclusive basis, and for hepatocytes, on a non-exclusive basis, for human therapeutic use.  ACT will pay Embryome Sciences $5,000 for each license that it elects to reacquire.

    Embryome Sciences has also now begun marketing cell growth media called ESpanTM in collaboration with Lifeline Cell Technology, LLC.  These growth media are designed for the growth of human embryonic progenitor cells.  In addition, Embryome Sciences is developing a product called ESpyTM cell lines, which will be derivatives of hES cells that send beacons of light in response to the activation of particular genes.  The ESpy™ cell lines will be developed in conjunction with Lifeline using the ACTCellerate technology licensed from ACT and other technology sublicensed from Lifeline.

     Also on July 10, 2008, BioTime sent out new draw requests totaling $225,000 under its current Credit Agreement. At the date of filing of this report, BioTime has received all funds so requested.

     On July 31, 2008, BioTime’s Board of Directors elected Dr. Robert N. Butler as a director. Dr. Butler is the President and CEO of the U.S. branch of the International Longevity Center (ILC), a policy research and education center. He is also a Professor of Geriatrics at Mount Sinai Medical Center and Co-Chair of the Alliance for Health and the Future of the International Longevity Center, which focuses on Europe. He is a physician, gerontologist, psychiatrist, and Pulitzer-Prize winning author who is perhaps best known for his advocacy of the medical and social needs and rights of the elderly and his research on healthy aging and the dementias.

    In consideration of Dr. Butler joining BioTime’s Board of Directors, the company granted him options to purchase 25,000 common shares under its 2002 Stock Option Plan, as amended, at an exercise price of $ 0.68, which was the closing price of the common shares on the OTC Bulletin Board on the date of grant. The option grant is subject to shareholder approval of an amendment increasing the number of shares available under the Option Plan. The options granted are presently exercisable with respect to 15,000 shares, and will vest and thereby become exercisable for the remaining 10,000 shares in equal monthly installments on the last day of each calendar month, through December 2008, for which Dr. Butler completes a month of service on the Board of Directors.

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

Plasma Volume Expander Products

Our principle product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia.  Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ CheilJedang Corp. (“CJ”) under exclusive licenses from us.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.  Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.

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

Our royalty revenues for the three months ended June 30, 2008 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning January 1, 2008 and ending March 31, 2008.  Royalty revenues recognized for that three-month period were $341,153, a 108% increase from the $163,676 of royalty revenue during the same period last year.  The increase in royalties reflects an increase in sales both to hospitals and to the United States Armed Forces.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

       We received royalties of $341,391 from Hospira during August 2008, based on Hextend sales during the three months ended June 30, 2008.  This represents an 86% increase from royalty revenues of $183,093 received during the same period last year.  The increase in royalties is due to increased sales to the United States Armed Forces.  This revenue will be reflected in our financial statements for the third quarter of 2008.

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

Stem Cells and Products for Regenerative Medicine Research

We are conducting our stem cell business through our new, wholly-owned subsidiary, Embryome Sciences, Inc. (“Embryome Sciences”).  We plan to focus our initial efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology for diagnostic, therapeutic and research use.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  Our initial marketing efforts will be directed to researchers at universities and other institutions, to companies in the bioscience and biopharmaceutical industries, and to other companies that provide research products to companies in those industries.

Embryome Sciences has already introduced its first stem cell research products, and is implementing plans to develop additional research products over the next two years.  Our first products include a relational database, available at our website embryome.com, that will permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  This database will provide the first detailed map of the embryome, thereby aiding researchers in navigating the complexities of human development and in identifying the many hundreds of cell types coming from embryonic stem cells.

Embryome Sciences is also now marketing cell growth media called ESpanTM in collaboration with Lifeline Cell Technology, LLC.  These growth media are designed for the growth of human embryonic progenitor cells.  Additional new products that Embryome Sciences has targeted for development are ESpyTM cell lines, which will be derivatives of hES cells that send beacons of light in response to the activation of particular genes.  The ESpy™ cell lines will be developed in conjunction with Lifeline using the ACTCellerate technology licensed from ACT and other technology sublicensed from Lifeline.  Embryome Sciences also plans to bring to market other new growth and differentiation factors that will permit researchers to manufacture specific cell types from embryonic stem cells, and purification tools useful to researchers in quality control of products for regenerative medicine.  As new products are developed, they will become available for purchase on embryome.com.

We are in the process of launching our first products for stem cell research, and did not have stem cell products on the market during the first quarter of 2008.  We cannot predict the amount of revenue that the new products we offer might generate.

Hextend®, PentaLyte®, and HetaCool® are registered trademarks of BioTime, Inc., and ESpanTM and EspyTM are trademarks of Embryome Sciences, Inc.

Results of Operations

We incurred a net loss of $662,780 during the three months, and a net loss of $1,138,828 during the six months, ended June 30, 2008.  Because our research and development expenses, clinical trial expenses, and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses from operations in the near term.

Revenues

For the three months ended June 30, 2008, we recognized $341,153 in royalty revenue, whereas we recognized $163,676 for the three months ended June 30, 2007.  This increase of 108% in royalties is attributable to an increase in product sales by Hospira, and reflects an increase in sales both to hospitals and to the United States Armed Forces.

We recognized $67,725 and $47,065 of license fees from CJ and Summit during the three months ended June 30, 2008 and the three months ended June 30, 2007, respectively.  These licensing fee amounts were received in earlier accounting periods, but full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Notes 2 and 4 to the condensed consolidated financial statements.

Operating Expenses

Research and development expenses were $416,978 for the three months ended June 30, 2008, compared to $210,767 for the three months ended June 30, 2007.  This increase is primarily attributable to a $66,927 increase in salaries allocated to research and development, an increase of $21,268 in payroll fees and taxes allocated to research and development expense, an increase of $14,193 in insurance costs allocated to research and development expense, an increase of $32,771 in expenditures made to cover laboratory expenses and supplies, and an increase of $56,101 in rent costs allocated to research and development expense.  Research and development expenses were $764,129 for the six months ended June 30, 2008, compared to $554,317 for the six months ended June 30, 2007.  This increase is primarily attributable to a $106,280 increase in salaries allocated to research and development, an increase of $41,973 in payroll fees and taxes allocated to research and development expense, an increase of $29,122 in insurance costs allocated to research and development expense, an increase of $71,714 in expenditures made to cover laboratory expenses and supplies, and an increase of $58,207 in rent costs allocated to research and development expense; these increases were offset to some extent by a decrease of $108,766 in expenses paid for outside research.  Research and development expenses include laboratory study expenses, salaries, and consultants’ fees.

General and administrative expenses increased to $532,358 for the three months ended June 30, 2008, from $293,772 for the three months ended June 30, 2007.  This increase is primarily attributable to an increase of $50,232 in stock-based expense allocated to general and administrative costs, an increase of $21,766 in legal fees, an increase of $35,281 in travel and entertainment expenses, an increase of $8,160 in expenses related to outside services, an increase of $29,964 in accounting fees, an increase of $25,414 in office expenses, an increase of $14,025 in rent costs allocated to general and administrative expense, and an increase of $40,260 in general and administrative consulting fees.  General and administrative expenses increased to $968,297 for the six months ended June 30, 2008, from $711,552 for the six months ended June 30, 2007.  This increase is primarily attributable to an increase of $83,560 in stock-based expense allocated to general and administrative costs, an increase of $71,023 in legal fees, an increase of $56,645 in travel and entertainment expenses, an increase of $13,730 in expenses related to outside services, an increase of $15,000 in licensing fees, an increase of $28,815 in office expenses, an increase of $14,551 in rent costs allocated to general and administrative expense, an increase of $21,699 in payroll fees and taxes allocated to general and administrative expense, and an increase of $28,460 in general and administrative consulting fees; these increases were offset to some extent by a decrease of $30,009 in accounting fees, and by a decrease of $36,529 in patent expenses.

Research and development expenses and general and administrative expenses for the three months and six months ended June 30, 2008 increased over the same periods in 2007 due primarily to our entry into the fields of stem cell research and regenerative medicine.

Interest and Other Income (Expense)

For the three months ended June 30, 2008, we incurred a total of $124,821 of net interest expense, compared to net interest expense of $50,279 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, we incurred a total of $200,443 of net interest expense, compared to net interest expense of $88,509 for the six months ended June 30, 2007.

Income Taxes

During the three months ended June 30, 2008, we incurred no foreign withholding taxes.  With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

The major components of our net cash used in operations of approximately $773,000 in the six months ended June 30, 2008 can be summarized as follows: net loss of approximately $1,139,000 was reduced by non-cash expenses of approximately $303,000, resulting in the cash loss of approximately $836,000 which was partly funded with a net overall change in current assets and current liabilities of approximately $63,000.

At June 30, 2008, we had $172,461 cash and cash equivalents on hand, and lines of credit for $2,578,600, from which $1,882,767 had been drawn.  On July 10, 2008, our subsidiary Embryome Sciences entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”) under which Embryome Sciences acquired exclusive world-wide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  We have paid ACT a $250,000 license fee.  Also on July 10, 2008, we sent out new draw requests totaling $225,000 under our current Revolving Line of Credit Agreement.  At the date of filing of this report, we have received all funds so requested.  See Note 7 to the condensed consolidated financial statements for additional information.

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

We also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $43,600; at June 30, 2008, we had drawn $25,629 against this line.  See Note 3 to the condensed consolidated financial statements for additional information.

We also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at June 30, 2008, we had drawn $32,138 against this line.  See Note 3 to the condensed consolidated financial statements for additional information.

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

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we have.  Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for these projects.  We have already curtailed the pace of our plasma volume expander development efforts due to the limited amount of funds available, and we may have to postpone further laboratory and clinical studies, unless our cash resources increase through growth in revenues, the completion of licensing agreements, additional equity investment, borrowing, or third party sponsorship.

We have no contractual obligations as of June 30, 2008, with the exception of two facilities lease agreements.  We currently have a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California (the “Emeryville lease”).  Under the Emeryville lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.  We plan to sublet our Emeryville facility if we are able to find a suitable subtenant.  In April 2008, we entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California (the “Alameda sublease”).  We have now moved our headquarters to this new facility.  The Alameda sublease will expire on November 30, 2010.  Base monthly rent will be $22,000 during 2008, $22,600 during 2009, and $23,340 during 2010.  In addition to base rent, we will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any market risk sensitive instruments as of June 30, 2008, December 31, 2007, or June 30, 2007.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

During April 2008 we issued a total of 150,000 common shares to our financial advisor under the terms of our Financial Advisor Agreement.  These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information.

Our Board of Directors has set Thursday, October 30, 2008, at 10:00 a.m. as the date of our next annual meeting of shareholders.  Any shareholder who desires to submit a proposal for consideration and approval by the shareholders at the annual meeting and who wishes to have that proposal included in our proxy statement under SEC Rule 14a-8, must submit their proposal to us no later than September 1, 2008.  Any proposal received from a shareholder after that date will not be included in our proxy statement, and notice of the proposal will be considered untimely under SEC Rule 14a-5(e)(2).

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

10.1           Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2           Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3           Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4           Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5           Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7           2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26        Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27        Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28        Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29        Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30        Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

31              Rule 13a-14(a)/15d-14(a) Certification^^

32	Section 1350 Certification^^

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

BIOTIME, INC.

Date: August 14, 2008	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 14, 2008	/s/ Steven A. Seinberg
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

10.26       Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27       Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28       Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29       Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30       Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32         License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

31              Rule 13a-14(a)/15d-14(a) Certification^^

32	Section 1350 Certification^^

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