Form 10-Q
period 2008-09-30
BIOTIME INC
filed 2008-11-19
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
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

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  23,794,374 common shares, no par value, as of September 30, 2008.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2008 (unaudited)	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$52,082	$9,501
Accounts receivable	4,846	3,502
Prepaid expenses and other current assets	37,114	128,643
Total current assets	94,042	141,646

Equipment, net of accumulated depreciation of $594,506 and $585,765, respectively	110,817	12,480
Advance license fee and others	820,976	20,976
TOTAL ASSETS	$ 1,025,835	$175,102

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$958,537	$480,374
Lines of credit payable	2,645,577	716,537
Capital lease liability	45,121	-
Other current liabilities	315,291	261,091
Total current liabilities	3,964,526	1,458,002

LONG-TERM LIABILITIES:
Stock appreciation rights compensation liability	244,774	13,151
Deferred license revenue, net of current portion	1,576,574	1,740,702
Capital lease liability, net of current portion	52,641	-
Other liabilities	8,049	9,636
Total long-term liabilities	1,882,038	1,763,489

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 23,794,374 and 23,034,374 shares at September 30, 2008 and December 31, 2007, respectively	41,145,731	40,704,136
Contributed capital	93,972	93,972
Accumulated deficit	(46,060,432)	(43,844,497)
Total shareholders' deficit	(4,820,729)	(3,046,389)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,025,835	$175,102
See accompanying notes to the condensed consolidated financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REVENUES:
License fees	$70,850	$48,066	$204,728	$141,565
Royalties from product sales	341,391	183,093	991,444	546,033
Other revenue	14,690	—	22,340	—
Total revenues	426,931	231,159	1,218,512	687,598

EXPENSES:
Research and development	(548,478)	(170,382)	(1,312,607)	(724,699)
General and administrative	(792,306)	(216,443)	(1,760,514)	(927,877)
Total expenses	(1,340,784)	(386,825)	(3,073,121)	(1,652,576)

Loss from operations	(913,853)	(155,666)	(1,854,609)	(964,978)
Interest expenses and other income	(163,341)	(57,825)	(361,326)	(146,452)
Net Loss	$(1,077,194)	$(213,491)	$(2,215,935)	$(1,111,430)
Loss per common share – basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	23,738,939	22,834,374	23,492,987	22,803,971

See accompanying notes to the condensed consolidated financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,215,935)	$(1,111,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,335	4,115
Amortization of deferred finance cost on lines of credit	188,221	18,162
Interest on royalty obligation	–	129,458
Interest on lines of credit	87,095	13,931
Common stock issued for services	43,500	–
Stock-based compensation	376,518	74,043
Changes in operating assets and liabilities:
Accounts receivable	(1,344)	2,268
Prepaid expenses and other current assets	54,401	18,454
Accounts payable and accrued liabilities	480,382	69,945
Deferred license revenue	(121,759)	(104,836)
Deferred rent	2,999	–
Other liabilities	5,026	412
Net cash used in operating activities	(1,092,561)	(885,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of royalty fees	(750,000)	–
Purchase of equipment	(1,390)	(1,779)
Security deposit	(50,000)	–
Net cash used in investing activities	(861,390)	(1,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit and capital leases	(21,802)	–
Borrowings under lines of credit	1,858,334	340,000
Issuance of common shares	100,000	–
Net cash provided by financing activities	1,936,532	340,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	42,581	(547,257)
Cash and cash equivalents at beginning of period	9,501	561,017
Cash and cash equivalents at end of period	$52,082	$13,760
Supplemental disclosure of cash flow statement
Cash paid for interest	$59,389	–
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to line of credit agreement	(153,200)	–
Issuance of stock related to outside services	(43,500)	–

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

The unaudited condensed balance sheet as of September 30, 2008, the unaudited condensed statements of operations for the three and nine months ended September 30, 2008 and 2007, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008 and for all interim periods presented have been made.  The balance sheet as of December 31, 2007 is derived from BioTime's audited financial statements as of that date.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (the “SEC”) except for the condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-KSB for the year ended December 31, 2007.

               Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Embryome Sciences, Inc. (“Embryome Sciences”), a wholly-owned subsidiary of BioTime.  As of September 30, 2008, the only significant transactions with respect to this subsidiary were: (i) a Product Production and Distribution Agreement was executed with Lifeline Cell Technology, LLC, for the production and marketing of embryonic progenitor cells or progenitor cell lines, and products derived from those embryonic progenitor cells, and (ii) certain license agreements with Advanced Cell Technology, Inc. under which Embryome Sciences acquired rights to use certain technology and stem cell lines.

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

Liquidity and Going Concern - The accompanying unaudited condensed financial statements have been prepared assuming BioTime will continue as a going concern. At September 30, 2008, BioTime had $52,082 of cash on hand and negative working capital of $3,870,484, a shareholders’ deficit of $4,820,729 and an accumulated deficit of $46,060,432.  BioTime will continue to need additional capital and greater revenues to continue its current operations and to continue to conduct its product development and research programs.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.  BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties.  The availability and terms of equity financing and new license agreements are uncertain.  The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay or suspend some or all aspects of its planned operations.  To mitigate these factors, management has instituted a cost-cutting plan which included a reduction in discretionary general and administrative expenses such as public relations.  Additionally, in October 2007, March 2008, and again in November 2008, BioTime’s line of credit for working capital was increased and the maturity date was extended (see Notes 3 and 7).  BioTime will continue to seek additional financing or capital as well as additional licensing revenues from its current and future patents.  In view of the matters described above, BioTime’s continued operations are dependent on its ability to raise additional capital, obtain additional financing, reduce its operating costs, and succeed in generating more revenue from its operations.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should BioTime be unable to continue as a going concern.

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

Revenue Recognition – BioTime complies with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable.  BioTime recognizes revenue in the quarter in which the royalty report is received rather than the quarter in which the sales took place, as it does not have sufficient sales history to accurately predict quarterly sales.  Up-front nonrefundable fees where BioTime has no continuing performance obligations are recognized as revenues when collection is reasonably assured.  In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestones, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended and (c) collection of the payment is reasonably assured.

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

Recently Adopted Accounting Pronouncements – On December 21, 2007, the SEC issued SAB No. 110, which amends SAB No. 107 to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007.  The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available.  BioTime has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term due to the significant structural changes in its business. Therefore, BioTime will continue to use the "simplified" method in developing its estimate of the expected term of the stock options granted under its 1992 and 2002 Stock Option Plans.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  BioTime adopted SFAS No. 157 during the quarter ended March 31, 2008 which had no impact on its condensed balance sheets, condensed statement of operations, condensed statement of stockholders' equity and cash flows.

               In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the consolidated financial statements since BioTime did not elect the fair value option for any of its existing assets or liabilities.

Recently Issued Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141.  SFAS No. 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Additionally, SFAS No. 141R requires that acquisition-related costs be expensed as incurred.  The provisions of SFAS No. 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS No. 141R will become effective as of that date for all acquisitions, regardless of the acquisition date.  SFAS No. 141R amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS No. 141R further amends SFAS No. 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  BioTime is currently evaluating the impact SFAS No. 141R will have on its future business combinations.

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

In May 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions, with rights to dividends or dividend equivalents, are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in FASB Statement No. 128, "Earnings per Share." Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). Early adoption of EITF 03-6-1 is prohibited. BioTime will adopt EITF 03-6-1 as of January 1, 2009, and does not currently believe that the adoption will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  BioTime is still in the process of evaluating the impact that FSP 157-3 will have on its related financial assets.

3.  Lines of Credit

BioTime has a revolving line of credit Agreement (the “Credit Agreement”) with certain private lenders.  On February 15, 2008, Credit Agreement was amended to increase the line of credit from $1,000,000 to $1,100,000.  BioTime agreed to issue to the new lender 10,000 common shares in return for making the additional credit available.  The market value for those shares was $3,200 on the date of issue, and that cost was fully amortized over the life of the Credit Agreement.  The Credit Agreement was subsequently amended again on March 31, 2008 to permit BioTime to borrow up to a total of $2,500,000, and the maturity date of the revolving line of credit was extended to November 15, 2008.  The loans may become payable prior to the maturity date if BioTime receives an aggregate of $4,000,000 through (A) the sale of capital stock, (B) the collection of license fees, signing fees, milestone fees, or similar fees (excluding royalties) in excess of $2,500,000 under any present or future agreement pursuant to which BioTime grants one or more licenses to use its patents or technology, (C) funds borrowed from other lenders, or (D) any combination of sources under clauses (A) through (C).

In consideration for making the additional credit available and for extending the maturity date of outstanding loans, BioTime agreed to issue the lenders one common share for each $5 principal amount of their loan commitment.  In total, 500,000 shares were issued on March 31, 2008; those shares had a market value of $150,000 on that date, and the cost is being amortized over the life of the Credit Agreement.  Unamortized cost of $30,000 is included in prepaid expenses and other current assets as of September 30, 2008.

The lenders have been given the right to exchange their line of credit promissory notes for BioTime’s common shares at a price of $1.00 per share, and/or for common stock of BioTime’s subsidiary, Embryome Sciences, Inc., at a price of $2.00 per share.

At September 30, 2008, BioTime had drawn $2,483,334 under the Credit Agreement. This line of credit matures on November 15, 2008, and BioTime will seek to obtain the agreement of the lenders to extend the maturity date and to increase the amount of the line of credit under the Credit Agreement.

BioTime also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $25,300; at September 30, 2008, BioTime had drawn $23,045 against this line. Interest is paid monthly on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at September 30, 2008, BioTime had drawn $32,612 against this line.  Interest is payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25%.

 BioTime has accrued interest of $106,586 as of September 30, 2008.

4. License and Collaboration Agreements

BioTime’s principle product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia.  Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ CheilJedang Corp. (“CJ”) under exclusive licenses from BioTime.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.  Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.

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

BioTime will pay WARF a license fee of $225,000 in two installments.  The first installment, in the amount of $10,000, was paid and charged to operations during January 2008.  The remaining $215,000 is due on the earlier of (i) thirty (30) days after BioTime raises $5,000,000 or more of new equity financing, or (ii) January 3, 2009.  A maintenance fee of $25,000 will be due annually on January 3 of each year during the term of the License.

BioTime or Embryome Sciences will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.

BioTime will also pay WARF $25,000 toward reimbursement of the costs associated with preparing, filing and maintaining the licensed WARF patents.  That fee is payable in two installments.  The first installment of $5,000 was paid and charged to operations during January 2008, and the remaining $20,000 is due on the earlier of (i) thirty (30) days after BioTime raises $5,000,000 or more of new equity financing, or (ii) January 3, 2009.

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

BioTime and Embryome Sciences paid Lifeline $250,000 to facilitate their product production and marketing efforts.  BioTime has accounted for this payment on the balance sheet in the “Advanced license fee and others” line item.  Embryome Sciences will be entitled to recover that amount from the share of product sale proceeds that otherwise would have been allocated to Lifeline.

On July 10, 2008, BioTime’s subsidiary Embryome Sciences, Inc. entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”) under which Embryome Sciences acquired exclusive world-wide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.   Embryome Sciences paid ACT a $250,000 license fee – this payment has also been accounted for on the balance sheet in the “Advanced license fee and others” line item – and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due. The licenses will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.

On August 15, 2008, Embryome Sciences entered into a License Agreement and a Sublicense Agreement with ACT under which Embryome Sciences acquired world-wide rights to use an array of ACT technology (the “ACT License”) and technology licensed by ACT from affiliates of Kirin Pharma Company, Limited (the “Kirin Sublicense”).  The ACT License and Kirin Sublicense permit the commercialization of products in human therapeutic and diagnostic product markets.

The technology licensed by Embryome Sciences covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent. Under the ACT License, Embryome Sciences paid ACT a $200,000 license fee – this payment has also been accounted for on the balance sheet in the “Advanced license fee and others” line item – and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by Embryome Sciences from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due. The licenses will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.

Under the Kirin Sublicense, Embryome Sciences has paid ACT a $50,000 license fee – this payment has also been accounted for on the balance sheet in the “Advanced license fee and others” line item – and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by Embryome Sciences from sublicensing the Kirin Technology to third parties.  Embryome Sciences will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by Embryome Sciences will be credited against other royalties payable to ACT under the Kirin Sublicense.  The licenses will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.

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

On March 31, 2008, BioTime entered into an amendment to its financial adviser agreement with Greenbelt, renewing that agreement through December 31, 2008.  Under the amendment, BioTime will pay Greenbelt a total fee of $135,000 in cash and will issue a total of 300,000 common shares.  BioTime issued 150,000 common shares to Greenbelt on April 1, 2008, issued another 75,000 common shares on October 1, 2008, and will issue a final 75,000 common shares on January 2, 2009.  The cash fee is payable in three equal installments of $45,000 each on July 1, 2008, October 1, 2008, and January 2, 2009.  In accordance with its rights under the agreement, BioTime has elected to defer until January 2, 2009 the cash payments due on July 1, 2008 and October 1, 2008, and in consideration for these deferrals will issue to Greenbelt 30,000 additional common shares for each payment deferred; these additional shares will be issued in conjunction with the cash payments on January 2, 2009.

The agreement will terminate on December 31, 2008, unless BioTime or Greenbelt terminates it on an earlier date.  In the event of an early termination, BioTime will pay Greenbelt a pro rata portion of the cash and shares earned during the calendar quarter in which the agreement terminated, based upon the number of days elapsed.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1,	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at September 30,
2008	$ 90,000	$ 101,250	$172,650	$(0)	$ (43,500)	$ 320,400
2007	$108,000	$ 22,500	$ 62,500	$(0)	$(103,000)	$ 90,000

During the third quarter of 2008, BioTime sold 100,000 common shares to a private investor for $100,000.

6. Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and nine months ended September 30, 2008 and 2007, options to purchase 3,548,332 and 1,691,664 common shares, respectively, and warrants to purchase 7,947,867 and 7,847,867 common shares, respectively, were excluded from the computation of loss per share, as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

7. Subsequent Events

BioTime received royalties in the amount of $231,896 during October 2008 based on sales of Hextend made by Hospira, Inc. and CJ CheilJedang Corp. in the third quarter of 2008.  This revenue will be reflected in BioTime’s consolidated financial statements for the year ending December 31, 2008.

On October 1, 2008, under the terms of its current financial adviser agreement, BioTime issued 75,000 common shares to Greenbelt Corp.  BioTime also elected to defer until January 1, 2009 a cash payment of $45,000 that was otherwise payable on October 1, 2008.  As consideration for this deferral, BioTime will issue to Greenbelt an additional 30,000 common shares at the time the cash payment is made.

BioTime has a revolving line of credit Agreement (the “Credit Agreement”) with certain private lenders.  In November 2008, BioTime amended the Credit Agreement to increase the total amount of permissible borrowings from $2,500,000 to $3,500,000 to the extent BioTime is able to obtain additional lending commitments.  The maturity date for the amended line of credit has been extended from November 15, 2008 to April 15, 2009.  As of November 17, 2008, certain lenders elected to convert $1,050,000 in principal and $62,013 of accrued interest on their loans to 1,112,013 BioTime common shares. Loans in the aggregate principal amount of $1,450,000 remain outstanding under the Credit Agreement and will mature on April 15, 2009.

The lenders have been given the right to exchange their line of credit promissory notes that mature on April 15, 2009 for BioTime’s common shares at prices ranging from $1.25 to $1.50 per share, and/or for common stock of BioTime’s subsidiary, Embryome Sciences, Inc., at prices ranging from $2.25 to $2.50 per share.

In consideration for making the additional credit available and for extending the maturity date of outstanding loans, BioTime agreed to issue the lenders a number of common shares having an aggregate market value equal to six percent (6%) of the lender’s loan commitment.

Also in November 2008, BioTime’s subsidiary, Embryome Sciences, entered into new loan agreements with certain private lenders under which the lenders agreed to loan $275,000 to Embryome Sciences.  Interest on the loans shall accrue and be payable at the rate of 9.8% per annum on the outstanding principal balance until the maturity date, which is April 15, 2009.

Embryome Sciences may prepay the principal, in whole or in part, with accrued interest, at any time.  As consideration for arranging the loans, BioTime will issue warrants to purchase up to 277,919 common shares.  The warrants will be exercisable at a price of $2.00 per share, and will expire on October 31, 2010 if not exercised prior to that date.

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

Plasma Volume Expander Products

Our principal product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia.  Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ CheilJedang Corp. (“CJ”) under exclusive licenses from us.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.  Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.

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

Our royalty revenues for the three months ended September 30, 2008 consist of royalties on sales of Hextend made by Hospira during the period beginning April 1, 2008 and ending June 30, 2008.  Royalty revenues recognized for that three-month period were $341,391, an 86% increase from the $183,093 of royalty revenue during the same period last year.  The increase in royalties reflects an increase in sales to the United States Armed Forces.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

We received royalties of $212,009 from Hospira and $19,887 from CJ during October 2008 based on sales of Hextend during the three months ended September 30, 2008.  This revenue will be reflected in our financial statements for the fourth quarter of 2008.  For the same period last year, we received royalties of $230,646 from Hospira and $15,036 from CJ.  Royalties from CJ were included in license fees during prior accounting periods.

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

We are in the process of launching our first products for stem cell research.  We cannot predict the amount of revenue that the new products we offer might generate.

Hextend®, PentaLyte®, and HetaCool® are registered trademarks of BioTime, Inc., and ESpanTM and EspyTM are trademarks of Embryome Sciences, Inc.

Results of Operations

We incurred a net loss of $1,077,194 during the three months, and a net loss of $2,215,935 during the nine months, ended September 30, 2008.  Because our research and development expenses and production and marketing expenses will be charged against earnings for financial reporting purposes, management expects that there will be losses from operations in the near term.

Revenues

For the three months ended September 30, 2008, we recognized $341,391 in royalty revenue, whereas we recognized $183,093 for the three months September 30, 2007.  This increase of 86% in royalties is attributable to an increase in product sales by Hospira, and reflects an increase in sales both to hospitals and to the United States Armed Forces.

We recognized $70,850 and $48,066 of license fees from CJ and Summit during the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively.  These licensing fee amounts were received in earlier accounting periods, but full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Notes 2 and 4 to the condensed consolidated financial statements.

Operating Expenses

Research and development expenses were $548,478 for the three months ended September 30, 2008, compared to $170,382 for the three months ended September 30, 2007.  This increase is primarily attributable to a $118,361 increase in salaries allocated to research and development, an increase of $25,567 in payroll fees and taxes allocated to research and development expense, an increase of $9,347 in fees paid to scientific consultants, an increase of $8,380 in miscellaneous research and development costs, an increase of $15,228 in insurance costs allocated to research and development expense, an increase of $68,985 in expenditures made to cover laboratory expenses and supplies, and an increase of $121,953 in rent costs allocated to research and development expense.  Research and development expenses were $1,312,607 for the nine months ended September 30, 2008, compared to $724,699 for the nine months ended September 30, 2007.  This increase is primarily attributable to a $224,641 increase in salaries allocated to research and development, an increase of $67,540 in payroll fees and taxes allocated to research and development expense, an increase of $44,350 in insurance costs allocated to research and development expense, an increase of $8,380 in miscellaneous research and development costs, an increase of $140,610 in expenditures made to cover laboratory expenses and supplies, and an increase of $180,160 in rent costs allocated to research and development expense; these increases were offset to some extent by a decrease of $108,766 in expenses paid for outside research.  Research and development expenses include laboratory study expenses, salaries, and consultants’ fees.

General and administrative expenses increased to $792,306 for the three months ended September 30, 2008, from $216,443 for the three months ended September 30, 2007.  This increase is primarily attributable to an increase of $270,358 in stock-based expense allocated to general and administrative costs, an increase of $18,766 in legal fees, an increase of $30,672 in patent expenses, an increase of $34,365 in travel and entertainment expenses, an increase of $12,889 in salaries allocated to general and administrative expense, an increase of $34,263 in accounting fees, an increase of $9,295 in investor relations expenses, an increase of $30,487 in rent costs allocated to general and administrative expense, and an increase of $127,368 in general and administrative consulting fees.  General and administrative expenses increased to $1,760,514 for the nine months ended September 30, 2008, from $927,877 for the nine months ended September 30, 2007.  This increase is primarily attributable to an increase of $347,275 in stock-based expense allocated to general and administrative costs, an increase of $89,789 in legal fees, an increase of $91,010 in travel and entertainment expenses, an increase of $19,368 in expenses related to outside services, an increase of $15,000 in licensing fees, an increase of $30,078 in office expenses, an increase of $45,039 in rent costs allocated to general and administrative expense, an increase of $22,004 in payroll fees and taxes allocated to general and administrative expense, an increase of $16,956 in investor relations expenses, and an increase of $155,828 in general and administrative consulting fees.

Research and development expenses and general and administrative expenses for the three months and nine months ended September 30, 2008 increased over the same periods in 2007 due primarily to our entry into the fields of stem cell research and regenerative medicine.

Interest and Other Income (Expense)

For the three months ended Sept. 30, 2008, we incurred a total of $164,460 of net interest expense, compared to net interest expense of $59,234 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, we incurred a total of $366,795 of net interest expense, compared to net interest expense of $163,053 for the nine months ended September 30, 2007.

Income Taxes

During the three months ended September 30, 2008, we incurred no foreign withholding taxes.  With respect to Federal and state income taxes, our effective income tax rate differs from the statutory rate due to the 100% valuation allowance established for our deferred tax assets, which relate primarily to net operating loss carryforwards, as realization of such benefits is not deemed to be likely.

Liquidity and Capital Resources

              We need to obtain additional debt or equity capital in order to finance our operations.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain.  The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

The major components of our net cash used in operations of approximately $1,100,000 in the nine months ended September 30, 2008 can be summarized as follows: net loss of approximately $2,200,000 was reduced by non-cash expenses of approximately $704,000, resulting in the cash loss of approximately $1,500,000 which was partly funded with a net overall change in working capital of approximately $412,000.

At September 30, 2008, we had $52,082 cash and cash equivalents on hand, and lines of credit for $2,578,600, from which $2,538,991 had been drawn.

During the three months ended June 30, 2008, Embryome Sciences paid a total of $500,000 in license fees to acquire stem cell technology licenses for its research and development program.

We have a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira.  In November 2008, we amended the Credit Agreement to increase the total amount of permissible borrowings from $2,500,000 to $3,500,000 to the extent we are able to obtain additional lending commitments.  The maturity date for the amended line of credit has been extended from November 15, 2008 to April 15, 2009.  As of November 17, 2008, certain lenders elected to convert $1,050,000 in principal and $62,013 of accrued interest on their loans to 1,112,013 BioTime common shares. Loans in the aggregate principal amount of $1,450,000 remain outstanding under the Credit Agreement and will mature on April 15, 2009. We intend to seek additional loan commitments up to the $3,500,000 maximum allowable amount under the Credit Agreement. There is no assurance that we will be successful in obtaining additional commitments from lenders.

The lenders have been given the right to exchange their line of credit promissory notes that mature on April 15, 2009, for our common shares at prices ranging from $1.25 to $1.50 per share, and/or for common stock of our subsidiary, Embryome Sciences, at prices ranging from $2.25 to $2.50 per share.

We also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $25,300; at September 30, 2008, we had drawn $23,045 against this line.  See Note 3 to the condensed consolidated financial statements for additional information.

We also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at September 30, 2008, we had drawn $32,612 against this line.  See Note 3 to the condensed consolidated financial statements for additional information.

In consideration for making the additional credit available and for extending the maturity date of outstanding loans, we agreed to issue the lenders a number of common shares having an aggregate market value equal to six percent (6%) of the lender’s loan commitment.

In November 2008, Embryome Sciences entered into new loan agreements with certain private lenders under which the lenders agreed to loan $275,000 to Embryome Sciences.  Interest on the loans shall accrue and be payable at the rate of 9.8% per annum on the outstanding principal balance until the maturity date, which is April 15, 2009.  Embryome Sciences may prepay the principal, in whole or in part, with accrued interest, at any time.  As consideration for arranging the loans, we will issue warrants to purchase up to 277,919 common shares.  The warrants will be exercisable at a price of $2.00 per share, and will expire on October 31, 2010 if not exercised prior to that date.

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

We have no contractual obligations as of September 30, 2008, with the exception of two facilities lease agreements.  We currently have a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California (the “Emeryville lease”).  Under the Emeryville lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.  We plan to sublet our Emeryville facility if we are able to find a suitable subtenant.  In April 2008, we entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California (the “Alameda sublease”).  We have now moved our headquarters to this new facility.  The Alameda sublease will expire on November 30, 2010.  Base monthly rent will be $22,000 during 2008, $22,660 during 2009, and $23,340 during 2010.  In addition to base rent, we will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We did not hold any market risk sensitive instruments as of September 30, 2008, December 31, 2007, or September 30, 2007.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

During August 2008 we sold 100,000 common shares to a private investor.  These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During October 2008, we issued 75,000 common shares to our financial advisor under the terms of our Financial Advisor Agreement.  These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During November 2008 we agreed to issue warrants to purchase 277,919 common shares in connection with the arrangement of loans to Embryome Sciences by certain private investors.  These warrants will be issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During November 2008, some of our lenders elected to acquire our common shares in exchange for their promissory notes under the terms of our Credit Agreement.  We will issue 1,112,013 common shares to those lenders in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  In addition we will issue 54,504 common shares to those lenders who agreed to extend the maturity date of their loans under our Credit Agreement.  Those shares will also be issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

10.26   Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27   Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28   Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29   Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30   Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

31        Rule 13a-14(a)/15d-14(a) Certification^^^

32	Section 1350 Certification^^^

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

**** Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++ Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 18, 2008	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 18, 2008	/s/ Steven A. Seinberg
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

10.26   Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27   Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28   Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29   Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30   Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32    License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

31          Rule 13a-14(a)/15d-14(a) Certification^^^

32	Section 1350 Certification^^^

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

**** Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++ Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^ Filed herewith