Form 10-K
period 2008-12-31
BIOTIME INC
filed 2009-03-23
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code (510) 521-3390

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act
Title of class	Common Shares, no par value
Title of class	Common Share Purchase Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                  Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

The approximate aggregate market value of voting common shares held by non-affiliates computed by reference to the price at which common shares were last sold as of March 5,  2009 was $25,292,673.  Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 26, 2009 was 25,213,569

Documents Incorporated by Reference

None

BioTime, Inc.

Table of Contents

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

Item 1.  Business

Overview

We are a biotechnology company engaged in two areas of biomedical research and product development.  First, we historically have developed blood plasma volume expanders, and related technology for use in surgery, emergency trauma treatment and other applications.  Our lead blood plasma expander product, Hextend®, is a physiologically balanced intravenous solution used in the treatment of hypovolemia.  Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury.  Hextend maintains circulatory system fluid volume and blood pressure and keeps vital organs perfused during surgery and trauma care.

Our regenerative medicine business is operated through our wholly owned subsidiary Embryome Sciences, Inc.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  These novel stem cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. We are focusing our current efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. These research-only markets generally can be marketed without regulatory (FDA) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products. We may also initiate development programs for human therapeutic applications should it be determined that it is practical to raise the required capital or partner with a third party on terms acceptable to the company.

Our operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of our plasma volume expander products, primarily Hextend.  We began to make our first stem cell research products available during 2008 but we have not yet generated significant revenues in that business segment.  Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and stem cell products and technology for medical and research use.

Products for Stem Cell Research

We are developing products and technology for use in the new field of regenerative medicine.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology. Since these cells have the ability to transform into all of the cells of the human body (a property called pluripotency), they enable the manufacture of a host of new products of interest to medical researchers such as cells designed to rebuild cell and tissue function lost due to degenerative disease or injury and cell lines for basic research and discovery of new drugs.  Since embryonic stem cells can now be derived in a noncontroversial manner, they are increasingly likely to be utilized in a wide array of future research programs in the attempt to restore the function of organs and tissues damaged by degenerative diseases such as heart failure, stroke, Parkinson’s disease, macular degeneration, diabetes, as well as many others.

In our subsidiary Embryome Sciences, Inc., we are working to merge new technologies in the study of DNA (genomics) with the biology of embryonic stem cells to provide scientists with a detailed "roadmap" of the human developmental tree, the factors to push the cells into desired lineages, and tools to purify the desired cell types.  This detailed map of the embryome is expected to allow scientists to better characterize the cells they produce, facilitate the purification of product, and thereby reduce the chances of contaminating cell types causing complications in patients. Embryome Sciences launched a first draft of this map in its online database Embryome.com in 2008 and intends to continuously improve the content of this site to aid researchers and to familiarize scientists with a growing catalog of our research products.

We plan to focus our efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technologies that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries.  By focusing our resources on products and technologies that will be used by researchers and drug developers at larger institutions and corporations, we believe that we will be able to commercialize products more quickly, and using less capital, than developing therapeutic products ourselves.  We may also attempt to develop our own human stem cell products for diagnostic and therapeutic uses in the future, if we believe that we have sufficient resources to do so or if we can do so in collaboration with other companies or institutions.

We have already introduced our first stem cell research products, and we are implementing plans to develop additional research products over the next two years.

Embryome Database

The future challenge for regenerative medicine is to navigate the complexity of human development, to identify the many hundreds of cell types coming from embryonic stem cells, and to manufacture purified populations of desired cell types.  To assist researchers in attaining these goals, we are creating a detailed “map” of the human and mouse embryome that will take the form of a relational database intended to permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  Our embryome map database is now available at our website embryome.com.

ESpan™ Cell Growth Media

We are also now marketing a line of cell growth media products called ESpanTM.  These growth media are optimized for the growth of primitive human embryonic progenitor cell types. In both the laboratory setting where basic research on stem cells is performed as well as the commercial sector where stem cells are scaled up for the manufacture of cell-based therapies or for the identification of new drugs, cells need to be propagated in liquid media. We expect that rather than propagating hES cells in large quantities, many end users will instead propagate cells using media optimized for the propagation of embryonic progenitor cells created from hES cells.

ESpy™ Cell Lines

Additional new products that we have targeted for development are ESpyTM cell lines, which will be derivatives of hES cells that send beacons of light in response to the activation of particular genes.  The ESpy™ cell lines will be developed in conjunction with Lifeline using the ACTCellerate technology licensed from Advanced Cell Technology, Inc. (“ACT”) and other technology sublicensed from Lifeline.

Other New Products Planned

We also plan to bring to market other new growth and differentiation factors and kits that will permit researchers to manufacture specific cell types from embryonic stem cells, and purification tools useful to researchers in the quality control of products for regenerative medicine.  As new products are developed, they will become available for purchase on embryome.com.

Human embryonic stem cell technology is approximately 10 years old and evolving rapidly. As a result, we cannot accurately forecast the amount of revenue that the new products we offer might generate.

Licensed Stem Cell Technology and Stem Cell Product Development Agreements

We have obtained the right to use stem cell technology that we believe has great potential in our product development efforts, and that may be useful to other companies that are engaged in the research and development of stem cell products for human therapeutic and diagnostic use.  We have also entered into an agreement to produce and market stem cell products jointly with Lifeline, which also provides us with a license to use certain technology owned or licensed by them.

Licensed Patents

We have entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits us to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of “research products” and “related products.”  “Research products” are products used as research tools, including in drug discovery and development.  “Related products” are products other than research products, diagnostic products, or therapeutic products.  “Diagnostic products” are products or services used in the diagnosis, prognosis, screening or detection of disease in humans.  “Therapeutic products” are products or services used in the treatment of disease in humans.

Under the WARF license agreement, we will pay WARF a license fee of $225,000 in cash and $70,000 worth of our common shares.  The first installment of cash in the amount of $10,000 was paid during February 2008, the common shares will be issued during March 2009, and the remaining $215,000 is due on the earlier of (i) thirty (30) days after we raise $5,000,000 or more of new equity financing, or (ii) March 2, 2010.  A maintenance fee of $25,000 will be due annually on March 2 of each year during the term of the WARF License beginning March 2, 2010.

We will pay WARF royalties on the sale of products and services under the WARF license.  The royalty will be 4% on the sale of research products and 2% on the sale of related products.  The royalty is payable on sales by us or by any sublicensee.  The royalty rate is subject to certain reductions if we also become obligated to pay royalties to a third party in order to sell a product.

We will also pay WARF $25,000 toward reimbursement of the costs associated with preparing, filing, and maintaining the licensed WARF patents.  That fee is payable in two installments.  The first installment of $5,000 was paid during February 2008, and the remaining $20,000 is due on the earlier of (i) thirty (30) days after we raise $5,000,000 or more of new equity financing, or (ii) March 2, 2010.

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

Lifeline

We have entered into a Product Production and Distribution Agreement with Lifeline for the production and marketing of embryonic progenitor cells or progenitor cell lines, and products derived from those embryonic progenitor cells.  The products developed under the agreement with Lifeline will be produced and sold for research purposes, such as drug discovery and drug development uses.

The proceeds from the sale of products to certain distributors with which Lifeline has a pre-existing relationship will be shared equally by us and Lifeline, after deducting royalties payable to licensors of the technology used, and certain production and marketing costs.  The proceeds from products produced for distribution by both us and Lifeline, and products produced by one party at the request of the other party, will be shared in the same manner.  Proceeds from the sale of other products, which are produced for distribution by one party, generally will be shared 90% by the party that produced the product for distribution, and 10% by the other party after deducting royalties payable to licensors of technology used.  In the case of the sale of these products, the party that produces the product and receives 90% of the sales proceeds will bear all of the production and marketing costs of the product.

The products will be produced using technology and stem cell lines licensed from WARF, technology developed by us, technology developed by Lifeline, and technology licensed from ACT.  WARF and ACT will receive royalties from the sale of the products developed using their licensed technology and stem cells.

We paid Lifeline $250,000 to facilitate their product production and marketing efforts.  We will be entitled to recover that amount from the share of product sale proceeds that otherwise would have been allocated to Lifeline.

ACTCellerate™ Technology

We have entered into a license agreement with ACT under which we acquired exclusive world-wide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  The licensed rights include pending patent applications, know-how, and existing cells and cell lines developed using the technology.

The licensed technology is designed to provide a large-scale and reproducible method of isolating clonally purified human embryonic progenitor cell lines, many of which may be capable of extended propagation in vitro.  Initial testing suggests that the technology may be used to isolate at least 140 distinct clones that contain many previously uncharacterized cell types derived from all germ layers that display diverse embryo- and site-specific homeobox gene expression.  Despite the expression of many oncofetal genes, none of the human embryonic progenitor cell lines tested led to tumor formation when transplanted into immunocompromised mice.  The cell lines studied appear to have a finite replicative lifespan but have longer telomeres than most fetal- or adult-derived cells, which may facilitate their use in the manufacture of purified lineages for research and human therapy.  Information concerning the technology was published in the May 2008 edition of the journal Regenerative Medicine.

We may use the licensed technology and cell lines for research purpose and for the development of therapeutic and diagnostic products for human and veterinary use.  We also have the right to grant sublicenses.

We paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.

ACT may reacquire royalty free, world wide licenses to use the technology for retinal pigment epithelial cells, hemangioblasts, and myocardial cells, on an exclusive basis, and for hepatocytes, on a non-exclusive basis, for human therapeutic use.  ACT will pay us $5,000 for each license that it elects to reacquire.

iPS Technology

We have entered into a license agreement and a sublicense agreement with ACT under which we acquired world-wide rights to use an array of ACT technology and technology licensed by ACT from affiliates of Kirin Pharma Company, Limited.  The ACT license and Kirin sublicense permit the commercialization of products in human therapeutic and diagnostic product markets.

The licensed technology covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  This new technology is sometimes referred to as induced pluripotent stem cell (iPS) technology.  Because iPS technology does not involve human embryos or egg cells, and classical cloning techniques are not employed, the use of iPS technology may eliminate some ethical concerns that have been raised in connection with the procurement and use of human embryonic stem cells in scientific research and product development.

The portfolio of licensed patents and patent applications covers methods to produce iPS cells that do not carry viral vectors or added genes.  Other iPS technology currently being practiced by other researchers utilizes viruses and genes that are likely incompatible with human therapeutic uses.  We believe that technologies that facilitate the reprogramming of human cells to iPS cells without using viruses could be advantageous in the development of human stem cell products for use in medicine.

The Kirin sublicense covers patent application for methods for cloning mammals using reprogrammed donor chromatin or donor cells and methods for altering cell fate.  These patent applications relate to technology to alter the state of a cell, such as a human skin cell, by exposing the cell’s DNA to the cytoplasm of another reprogramming cell with differing properties.  We may use this licensed technology for all human therapeutic and diagnostic applications.

A second series of patent applications licensed nonexclusively from ACT includes technologies for the use of reprogramming cells that over-express RNAs for the genes OCT4, SOX2, Nanog, cMYC, and other factors known to be useful in iPS technology, methods of resetting cell lifespan by extending the length of telomeres, the use of the cytoplasm of undifferentiated cells to reprogram human cells, the use of a cell bank of hemizygous O- cells, methods of screening for differentiation agents, and stem cell-derived endothelial cells modified to disrupt tumor angiogenesis.  We may use this technology in commercializing the patents licensed under the Kirin Sublicense.

The ACT license also includes patent applications for other uses.  One licensed patent application covers a method of differentiation of morula or inner cell mass cells and a method of making lineage-defective embryonic stem cells.  That technology can be used in producing embryonic progenitor cells without the utilization of embryonic stem cell lines.  Another licensed patent application covers novel culture systems for ex vivo development that contains technology for utilizing avian cells in the production of stem cell products free of viruses and bacteria.

ACT iPS License Provisions

Under the ACT license, we paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  We will also pay 20% of any fees or other payments, other than equity investments, research and development costs, loans and royalties, received by us from sublicensing the ACT technology to third parties.

We may use the licensed technology and cell lines for research purpose and for the development of therapeutic and diagnostic products for human and veterinary use, excluding (a) human and non-human animal cells for commercial research use, including small molecule and other drug testing and basic research and (b) human cells for therapeutic and diagnostic use in the treatment of human diabetes, liver diseases, retinal diseases and retinal degenerative diseases, other than applications involving the use of cells in the treatment of tumors where the primary use of the cells is the destruction or reduction of tumors and does not involve regeneration of tissue or organ function.  The exclusions from the scope of permitted uses under the ACT license will lapse if ACT’s license with a third party terminates or if the third party no longer has an exclusive license from ACT for those uses.

Our license to use some of the ACT technology is non-exclusive, and is limited to use in conjunction with the technology sublicensed from ACT under the Kirin sublicense, and may not be sublicensed to third parties other than subsidiaries and other affiliated entities.  We do have the right to grant sublicenses to the other licensed ACT technology.

We will have the right to prosecute the patent applications and to enforce all patents, at our own expense, except that ACT is responsible for prosecuting patent applications for the non-exclusively licensed technology at its own expense.  We will have the right to patent any new inventions arising from the use of the licensed patents and technology.

We will indemnify ACT for any products liability claims arising from products made by us and our sublicensees.

The licenses will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.

Kirin Sublicense Provisions

Under the Kirin sublicense, we paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments, other than equity investments, research and development costs, loans and royalties we may receive from sublicensing the Kirin technology to third parties. We will also pay to ACT or to an affiliate of Kirin, annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments will be credited against other royalties payable to ACT under the Kirin sublicense.

We may use the sublicensed technology for the development of therapeutic and diagnostic human cell products, including both products made, in whole or in part, of human cells, and products made from human cells.  We have the right to grant further sublicenses.

We will indemnify ACT for any products liability claims arising from products made by us and our sublicensees.

The licenses will expire in upon the expiration of the last to expire of the licensed patents, or May 9, 2016 is no patents are issued.

Stem Cell Agreement with Reproductive Genetics Institute

We have entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”) pursuant to which we obtained the non-exclusive right to acquire RGI’s proprietary stem cell lines.  The Stem Cell Agreement grants us rights to market new human embryonic stem cell (hES) lines selected by us from 294 hES lines derived by RGI.  We will initially select 10 RGI hES cell lines, and may add additional cell lines at our option.  We will receive starting cultures of the cell lines we select, and will scale up those cell lines for resale as research products.  Because our rights are non-exclusive, RGI will retain the right to market and use its stem cell lines for its own account.  RGI is a leading fertility center that screens embryos for genetic disorders, such as cystic fibrosis and muscular dystrophy prior to implantation.  The RGI hES lines include both normal cells and 88 cell lines identified as carrying a host of inherited genetic disease genes, some of which we plan to sell as research products to universities and companies in the bio-science and pharmaceutical industries.

We will pay RGI a royalty in the amount of 7% of net sales on RGI derived cells sold for research purposes, such as the use of cells to test potential new drugs or diagnostic products.  The Stem Cell Agreement requires us to sell the RGI cells for a minimum price of $7,500 per ampule of cells.  We also agreed to sell to RGI any cells that we derive from RGI stem cells at a price equal to 50% of the lowest price at which we sell those cells to third parties.

We will be marketing the acquired cells for research purposes only.  However, the Stem Cell Agreement allows us and RGI to develop therapeutic or diagnostic uses of the cells, subject to approval by a joint steering committee composed of Embryome Sciences and RGI officers.  In the absence of an agreement by the steering committee for a different revenue sharing arrangement, and provided that we are successful in developing and commercializing one or more of those products for therapeutic or diagnostic uses, we would pay RGI a royalty based on net sales of each product.  The royalty rate would be 50% of net sales of the product, minus one-half of any other royalties required to be paid to third parties.  None of the RGI cells have been approved by the Food and Drug Administration or any equivalent foreign regulatory agency for use in the treatment of disease, and we do not have any specific plans for the development of RGI stem cells for use in the treatment or diagnosis of disease in humans.

We have agreed to issue RGI 32,259 of our common shares, no par value, as a license fee for the use of RGI’s proprietary technology related to the first 10 cell types acquired by us under the Stem Cell Agreement.  If we elect to acquire more than 10 cell types, we will issue RGI an additional number of BioTime common shares having a market value of $5,000 for each additional cell type that we choose to acquire.  The market value of our common shares will be based on the closing price of the shares on the OTC-Bulletin Board market on the date Embryome we elect to acquire the additional cell types.

Plasma Volume Expanders and Related Products

Hextend

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

Hextend is part of the U.S. Armed Forces Tactical Combat Casualty Care protocol and is used to treat battlefield casualties.  Hextend is also currently being used to treat hypovolemia subsequent to trauma or low blood pressure due to shock by emergency room physicians.  After appropriate clinical testing and regulatory approval, it may be used by paramedics to treat acute blood loss in trauma victims being transported to the hospital.

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

Hextend is being distributed in the United States by Hospira, Inc. (“Hospira”) and in South Korea by CJ CheilJedang Corp. (“CJ”) under exclusive licenses from us.  Hospira also has the right to obtain regulatory approval and market Hextend in Latin America and Australia.

We are also developing another blood volume replacement product, PentaLyte®.  It, like Hextend, has been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance.

PentaLyte

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

Products for Hypothermic Surgery and Tissue Preservation

We have devoted a portion of our research and development efforts and funds on the development of a plasma volume replacement solution for use in hypothermic surgery, and a solution intended to permit the long term storage of tissues and potentially entire organs at very cold temperatures.

During open-heart surgery and surgical procedures for the treatment of certain cardiovascular conditions such as large aneurysms, cardiovascular abnormalities and damaged blood vessels in the brain, surgeons must temporarily interrupt the flow of blood through the body.  Interruption of blood flow can be maintained only for short periods of time at normal body temperatures because many critical organs, particularly the brain, are quickly damaged by the resultant loss of oxygen.  Surgeons are already using Hextend and a variety of other solutions to carry out certain limited procedures involving shorter term (up to nearly one hour) arrest of brain and heart function at temperatures between 15o and 25o C.  We had been developing HetaCool®, a plasma volume expander based on Hextend, to facilitate the cooling of a patient’s body and maintaining body temperatures closer to the ice point for extended periods of time to facilitate complex, time consuming surgical procedures.  We were also developing HetaFreeze® and other freeze-protective solutions to allow the extension of time during which organs and tissues can be stored for future transplant or surgical grafting.

Due to the considerable costs of subsequent product development for HetaCool® and HetaFreeze® and the relatively near-term opportunities we expect for our new products in the field of regenerative medicine, we plan to expend additional resources on research and development for HetaCool® and HetaFreeze® only if we are able to obtain funding targeted for those research programs or if we are able to enter into arrangements with co-developers able to finance additional product development.

The Market for Plasma Volume Expanders

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

Uses and Benefits of Hextend and PentaLyte

Hextend and PentaLyte have been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance.  Both products are composed of a hydroxyethyl starch, electrolytes, sugar and lactate in an aqueous base.  Hextend uses a high molecular weight hydroxyethyl starch (hetastarch) whereas PentaLyte uses a lower, molecular weight hydroxyethyl starch (pentastarch).  The hetastarch is retained in the blood longer than the pentastarch, which may make Hextend the product of choice when a larger volume of plasma expander or blood replacement solution for low temperature surgery is needed, or where the patient’s ability to restore his own blood proteins after surgery is compromised.  PentaLyte, with pentastarch, would be eliminated from the blood faster than Hextend and might be used when less plasma expander is needed or where the patient is more capable of quickly restoring lost blood proteins.  We believe that by testing and bringing these products to the market, we can increase our market share by providing the medical community with solutions to match patients’ needs.

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

Research and Development Strategy

A significant part of our business activities are devoted to research and development in both the plasma volume expander and stem cell segments of our business.  During 2007 and 2008, we spent $967,864 and $1,706,214, respectively, on research and development.  While we utilize our own proprietary technology in both our plasma volume expander and stem cell research and development programs, we presently rely to a significant extent upon technology licensed from others in our stem cell research and development efforts.  See “Licensed Stem Cell Technology and Stem Cell Product Development Agreements.”

Stem Cell Research Products

Human embryonic stem cells are capable of becoming all of the thousands of different cell types in the body.  Since embryonic stem cells can now be derived in a noncontroversial manner, they are increasingly likely to be utilized in a wide array of future therapies to restore the function of organs damaged by degenerative diseases such as heart failure, stroke, and diabetes.

We are focusing our current efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries.  By focusing our resources on products and technology that will be used by researchers and drug developers at larger institutions and corporations, we believe that we will able to commercialize products more quickly, using less capital, than developing therapeutic products our selves.  We may also attempt to develop our own human stem cell products for diagnostic and therapeutic uses in the future, if we believe that we have sufficient resources to do so or if we can do so in collaboration with other companies or institutions.

We have obtained the rights to use and market stem cell lines developed by other companies.  We believe that obtaining rights to these cell lines has given us a “jump start” in assembling an array of products for stem cell research.  Our plan is to produce these cells in commercial quantities and offer them for sale to researchers.  We may also derive new stem cell lines and we are working on the development of new products derived from human stem cells, such as ESpyTM cell lines, which will be derivatives of hES cells that send beacons of light in response to the activation of particular genes.

We are also working to develop new growth and differentiation factors that will permit researchers to manufacture specific cell types from embryonic stem cells, and purification tools useful to researchers in quality control of products for regenerative medicine.

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

The foregoing description of the Hospira license is a summary only and is qualified in all respects by reference to the full text of the Hospira license agreement.

CJ

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

Under the sublicense, Maruishi will complete clinical trials required and obtain regulatory approval to market the licensed products.  Summit will also participate in the clinical trial and regulatory approval process.  A Phase III clinical trial using Hextend in surgery is being conducted in Japan and Summit plans to seek regulatory approval to market Hextend upon completion of that study.  Maruishi will not be obligated to begin to seek regulatory approval of Hextend or PentaLyte in China and Taiwan earlier than six months after the results of the Phase II study of Hextend in Japan or our Phase II study of PentaLyte in the United States are made available to them, or March 2009, whichever is later.

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

Summit paid us fees for the right to co-develop Hextend and PentaLyte in Japan, and Summit has also paid us a share of a sublicense fee payment from Maruishi.  Additional milestone payments of 100,000,000 yen each, of which BioTime will receive 40%, are payable by Maruishi to Summit when a new drug application for Hextend is filed in Japan and when the new drug application is approved.  We will also be entitled to receive 40% of the royalties paid by Maruishi to Summit on sales in Japan.  Royalties will range from 12% to 20% of net sales, depending upon the amount of Hextend sold.  The royalty rates are subject to reduction if Summit does not complete its participation in the new drug application, or if Summit elects to co-market Hextend in Japan.  However, if Summit sells Hextend, we will also be entitled to receive 40% of Summit’s net sales revenues.

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

Manufacturing Arrangements

Hospira manufactures Hextend for use in the North American market, and CJ manufactures Hextend for use in South Korea.  NPBI International, BV, a Netherlands company (“NPBI”), has manufactured batches of Hextend for our use in seeking regulatory approval in Europe.  Hospira, CJ, and NPBI have the facilities to manufacture Hextend and other BioTime products in commercial quantities.  If Hospira and CJ choose not to manufacture and market other BioTime products, and if NPBI declines to manufacture BioTime products on a commercial basis, other manufacturers will have to be found that would be willing to manufacture products for us or any licensee of our products.

Facilities Required – Plasma Volume Expanders

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

We do not have facilities to manufacture our plasma volume expander products in commercial quantities, or under GMP.  Acquiring a manufacturing facility would involve significant expenditure of time and money for design and construction of the facility, purchasing equipment, hiring and training a production staff, purchasing raw material and attaining an efficient level of production.  Although we have not determined the cost of constructing production facilities that meet FDA requirements, we expect that the cost would be substantial, and that we would need to raise additional capital in the future for that purpose.  To avoid the incurrence of those expenses and delays, we are relying on Hospira and CJ for the production of Hextend, but there can be no assurance that satisfactory arrangements will be made for any new products that we may develop.

Facilities Required—Stem Cell Products

We recently acquired, under a sublease, an 11,000 square foot tissue culture facility in Alameda, California.  The facility is GMP capable and has previously been certified as Class 1000 and Class 10,000 laboratory space, and includes cell culture and manufacturing equipment previously validated for use in GMP manufacture of cell based products.  Our subsidiary, Embryome Sciences will use the facility for the production of embryonic progenitor cells, progenitor cell lines, and products derived from those embryonic progenitor cell lines.

Raw Materials

Although most ingredients in the products we are developing are readily obtainable from multiple sources, we know of only a few manufacturers of the hydroxyethyl starches that serve as the primary drug substance in Hextend and PentaLyte.  Hospira and CJ presently have a source of supply of the hydroxyethyl starch used in Hextend and PentaLyte and have agreed to maintain a supply sufficient to meet market demand for Hextend in the countries in which they market the product.  We believe that we will be able to obtain a sufficient supply of starch for our needs in the foreseeable future, although we do not have supply agreements in place.  If for any reason a sufficient supply of hydroxyethyl starch could not be obtained, we or a licensee would have to acquire a manufacturing facility and the technology to produce the hydroxyethyl starch according to good manufacturing practices.  We would have to raise additional capital to participate in the development and acquisition of the necessary production technology and facilities, which may not be feasible.  The use of a different hydroxyethyl starch could require us or a licensee to conduct additional clinical trials for FDA or foreign regulatory approval to market Hextend with the new starch.

If arrangements cannot be made for a source of supply of hydroxyethyl starch, we would have to reformulate our solutions to use one or more other starches that are more readily available.  In order to reformulate our products, we would have to perform new laboratory and clinical testing to determine whether the alternative starches could be used in a safe and effective synthetic plasma volume expander, low temperature blood substitute or organ preservation solution.  We or our licensees would also have to obtain new regulatory approvals from the FDA and foreign regulatory agencies to market the reformulated product.  If needed, such testing and regulatory approvals would require the incurrence of substantial cost and delay, and there is no certainty that any such testing would demonstrate that an alternative ingredient, even if chemically similar to the one currently used, would be safe or effective.

Marketing

Stem Cell Research Products

In addition to our work with plasma volume expanders, we plan to focus on near-term commercialization opportunities in regenerative medicine.  We believe that the development of products for use in stem cell research provides an opportunity to commercialize products more quickly, using less capital, than developing therapeutic products requiring regulatory (FDA) approval.  Our plan is to market to companies and academic researchers in the stem cell industry some of the tools they need to attain their goals.  We plan to directly market products ourselves, as well as pursuing third party agreements to exclusively market in some instances, or co-market our stem cell research products.

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

The market for our stem cell products may be impacted by the amount of Federal funding available for research in the development of stem cell therapies.

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

In addition to patents, we rely on trade secrets, know-how and continuing technological advancement to maintain our competitive position.  We have entered into intellectual property, invention and non-disclosure agreements with our employees and it is our practice to enter into confidentiality agreements with our consultants.  There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and know-how, or that others may not independently develop similar trade secrets and know-how or obtain access to our trade secrets, know-how or proprietary technology.

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

Government Regulation

FDA and Foreign Regulation

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

Our domestic human drug products will be subject to rigorous FDA review and approval procedures.  After testing in animals, an Investigational New Drug Application (IND) must be filed with the FDA to obtain authorization for human testing.  Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety and efficacy of each product in humans.  Each clinical study is conducted under the auspices of an independent Institutional Review Board (“IRB”).  The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.  The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product.  No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application (“NDA”) has been approved by the FDA.  Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted.  In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, resulting in a FDA-ordered product recall, or in FDA-imposed limitations on permissible uses.

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

The United States government and its agencies have until recently refused to fund research which involves the use of human embryonic tissue.  President Bush issued Executive Orders on August 9, 2001 and June 20, 2007 that permitting federal funding of research on human embryonic stem cells using only the limited number of embryonic stem cell lines that had already been created as of August 9, 2001.  On March 9, 2009, President Obama rescinded President Bush’s August 9, 2001 and June 20, 2007 Executive Orders and instructed the National Institutes of Health to review existing guidance on human stem cell research, including provisions establishing appropriate safeguards, and to issue new guidance on research consistent with President’s new Executive Order and existing law.  The White House has announced that the NIH is expected to publish new guidelines for public comment and to implement final new guidelines within 120 days of the March 9, 2009 Executive Order.

In addition to President Obama’s Executive Order, a bipartisan bill has been introduced in the United States Senate that would allow Federal funding of hES research.  The Senate bill is identical to one that was previously approved by both Houses of Congress but vetoed by President Bush.  The Senate Bill provides that human embryonic stem cells will be eligible for use in research conducted or supported by federal funding if the cells meet each of the following guidelines: (1) the stem cells were derived from human embryos that have been donated from in vitro fertilization clinics, were created for the purposes of fertility treatment, and were in excess of the clinical need of the individuals seeking such treatment; (2) prior to the consideration of embryo donation and through consultation with the individuals seeking fertility treatment, it was determined that the embryos would never be implanted in a woman and would otherwise be discarded, and (3) the individuals seeking fertility treatment donated the embryos with written informed consent and without receiving any financial or other inducements to make the donation.  The Senate Bill authorizes the NIH to adopt further guidelines consistent with the legislation.

California State Regulations

The state of California has adopted legislation and regulations that requires institutions that conduct stem cell research to notify, and in certain cases obtain approval from, a Stem Cell Research Oversight Committee (“SCRO Committee”) before conducting the research.  Advanced notice but not approval of the SCRO Committee is required in the case of in vitro research that does not derive new stem cell lines.  Research that derives new stem cell lines, or that involves fertilized human oocytes or blastocysts, or that involves clinical trials or the introduction of stem cells into humans, or that involves introducing stem cells into animals, requires advanced approval by the SCRO Committee.  Clinical trials may also entail approvals from an institutional review board (IRB) at the medical center at which the study is conducted, and animal studies may require approval by an Institutional Animal Care and Use Committee.

All human pluripotent stem cell lines that will be used in Embryome Sciences research must be acceptably derived.  To be acceptably derived, the pluripotent stem cell line must have either:

•	Been listed on the National Institutes of Health Human Embryonic Stem Cell Registry, or

•	Been deposited in the United Kingdom Stem Cell Bank, or

•	Been derived by, or approved for use by, a licensee of the United Kingdom Human Fertilisation and Embryology Authority, or

•	Been derived in accordance with the Canadian Institutes of Health Research Guidelines for Human Stem Cell Research under an application approved by the National Stem Cell Oversight Committee, or

•	Been derived under the following conditions:

(a)           Donors of gametes, embryos, somatic cells or human tissue gave voluntary and informed consent.

(b)           Donors of gametes, embryos, somatic cells or human tissue did not receive valuable consideration. This provision does not prohibit reimbursement for permissible expenses as determined by an IRB.

(c)           A person may not knowingly, for valuable consideration, purchase or sell gametes, embryos, somatic cells, or human tissue for research purposes. This provision does not prohibit reimbursement for permissible expenditures as determined by an IRB or Committee.  “Permissible expenditures” means necessary and reasonable costs directly incurred as a result of persons, not including human subjects or donors, providing gametes, embryos, somatic cells, or human tissue for research purposes. Permissible expenditures may include but are not limited to costs associated with processing, quality control, storage, or transportation of materials.

(d)           Donation of gametes, embryos, somatic cells or human tissue was overseen by an IRB (or, in the case of foreign sources, an IRB-equivalent).

(e)           Individuals who consented to donate stored gametes, embryos, somatic cells or human tissue were not reimbursed for the cost of storage prior to the decision to donate.

California regulations also require that certain records be maintained with respect to stem cell research and the materials used, including:

•	A registry of all human stem cell research conducted, and the source(s) of funding for this research.

•	A registry of human pluripotent stem cell lines derived or imported, to include, but not necessarily limited to:

(a)                 The methods utilized to characterize and screen the materials for safety;

(b)                 The conditions under which the materials have been maintained and stored;

(c)                 A record of every gamete donation, somatic cell donation, embryo donation, or product of somatic cell nuclear transfer that has been donated, created, or used.

(d)                 A record of each review and approval conducted by the SCRO Committee.

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

We expect to benefit from collaborations with academic and other institutions eligible for Prop. 71 funding for research in the use of hES cells for various diseases and conditions.

Employees

As of December 31, 2008, we employed eleven persons on a full-time basis and one person on a part-time basis.  Five full-time employees hold Ph.D. Degrees in one or more fields of science.

Item 2.  Properties

Our offices and laboratory facilities are located at 1301 Harbor Bay Parkway, in Alameda, California where we occupy approximately 11,000 square feet of office and research laboratory spaced.  The facility is GMP capable and has previously been certified as Class 1000 and Class 10,000 laboratory space, and includes cell culture and manufacturing equipment previously validated for use in GMP manufacture of cell based products.  We will use the facility for the production of embryonic progenitor cells, progenitor cell lines, and products derived from those embryonic progenitor cell lines.

This facility is occupied under a sublease.  Base monthly rent is $22,000 during 2008, and will be $22,600 during 2009, and $23,340 during 2010.  In addition to base rent, we pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

We also lease approximately 5,244 square feet of office and laboratory space in Heritage Square in Emeryville, California under a lease that will expire on May 31, 2010, with a five year extension option.  This property was our principal office and laboratory facility until we moved to our present Alameda facility.  We plan to sublease this property if a suitable subtenant can be located.  We presently pay monthly rent, including other charges, in the amount of $15,551.  Our rent will increase by 3% each year during the initial five year term.  In addition to rent, we pay our pro rata share of operating expenses and real estate taxes for the building in which our space is located or for the Heritage Square project as a whole, as applicable, based upon the ratio that the number of square feet we rent bears to the total number of square feet in the building or project.

Item 3.  Legal Proceedings

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

BioTime common shares were traded on the American Stock Exchange from August 31, 1999 until July 14, 2005, and have been quoted on the OTC Bulletin Board under the symbol BTIM since July 15, 2005.

The following table sets forth the range of high and low sale or bid prices for the common shares for the fiscal years ended December 31, 2007 and 2008 based on transaction data as reported by the OTC Bulletin Board:

Quarter Ended	High	Low
March 31, 2007	0.75	0.25
June 30, 2007	0.75	0.37
September 30, 2007	0.50	0.27
December 31, 2007	0.69	0.26
March 31, 2008	0.44	0.25
June 30, 2008	0.62	0.29
September 30, 2008	1.87	0.48
December 31, 2008	2.43	0.70

Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 10, 2009, there were 6,676 holders of the common shares.

BioTime has paid no dividends on its common shares since its inception and does not plan to pay dividends on its common shares in the foreseeable future.  We are also prohibited from paying dividends under the terms of a Revolving Line of Credit Agreement.

The following table shows certain information concerning the options and warrants outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2008.
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	1,986,302	$1.30	73,198
Equity Compensation Plans Not Approved By Shareholders*	2,048,697	$0.92	697,970

*We have granted 1,302,030 stock options to certain officers subject to shareholder approval of an amendment of our 2002 Employee Stock Option Plan which made an additional 2,000,000 common shares available under the Plan.  We intend to submit that amendment to our shareholders for approval at our next annual meeting.  We have granted 246,667 warrants to certain consultants for providing services to us, and we have granted 250,000 warrants to an investment banker for arranging a portion of the loans under our Revolving Line of Credit Agreement.

    During the period from November 19, 2008 through December 31, 2008, we granted 15,906 common shares to new lenders who provided additional credit to us under the Revolving Line of Credit, and we issued 118,750 warrants to purchase common shares to a consultant for services in obtaining financing under the Revolving Line of Credit.  These shares and warrants were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) thereunder.

Item 6.  Selected Financial Data

    Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plasma Volume Expander Products

Our operating revenues have been derived almost exclusively from royalties and licensing fees related to our plasma volume expander products, primarily Hextend.  Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers and is part of the Tactical Combat Casualty Care protocol.  We believe that as Hextend use proliferates within the leading U.S. hospitals, other smaller hospitals will follow their lead, contributing to sales growth.

Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.

Royalties on sales of Hextend that occurred during the fourth quarter of 2007 through the third quarter of 2008 are reflected in our financial statements for the year ended December 31, 2008. We received $1,203,453 in royalties from Hextend sales by Hospira during 2008.  This represents an increase of 55% from $776,679 in royalties from Hospira on Hextend sales in 2007.  The increase is largely due to an increase in both sales to the military and sales to hospitals, which were augmented by an increase in the average unit sales price to hospitals.  In addition, we received royalties from CJ in the amount of $74,796 for the period ended December 31, 2008 and $46,952 for the period ended December 31, 2007 which were included in license fees during the financial statements for the periods ended December 31, 2008 and 2007, respectively.

We received royalties of $219,913 on sales of Hextend by Hospira and CJ that occurred during the fourth quarter of 2008.  These royalties will be reflected in our financial statements for the first quarter of 2009.  This represents a 32% decrease from royalties of $323,581 received during the same period last year.  The decrease is generally due to a decrease in both sales to the military and sales to hospitals, despite an increase in the average unit sales price to hospitals.

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

Stem Cells and Products for Regenerative Medicine Research

We are conducting our stem cell business through our new, wholly-owned subsidiary, Embryome Sciences.  We plan to focus our initial efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology for diagnostic, therapeutic and research use.  Our initial marketing efforts will be directed to researchers at universities and other institutions, to companies in the bioscience and biopharmaceutical industries, and to other companies that provide research products to companies in those industries.

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

Embryome Sciences is also now marketing cell growth media called ESpanTM in collaboration with Lifeline.  These growth media are designed for the growth of human embryonic progenitor cells.  Additional new products that Embryome Sciences has targeted for development are ESpyTM cell lines, which will be derivatives of hES cells that send beacons of light in response to the activation of particular genes.  The ESpy™ cell lines will be developed in conjunction with Lifeline using the ACTCellerate technology licensed from ACT and other technology sublicensed from Lifeline.  Embryome Sciences also plans to bring to market other new growth and differentiation factors that will permit researchers to manufacture specific cell types from embryonic stem cells, and purification tools useful to researchers in quality control of products for regenerative medicine.  As new products are developed, they will become available for purchase on embryome.com.

Since we are in the process of launching our first products for stem cell research, we cannot predict the amount of revenue that the new products we offer might generate.  We did not receive significant revenues from stem cell product sales during 2008.

Results of Operations

Year Ended December 31, 2008 and Year Ended December 31, 2007

For the year ended December 31, 2008, we recognized $1,203,453 of royalty revenues on the sale of Hextend by Hospira, compared with $776,679 recognized for the year ended December 31, 2007.  This 55% increase in royalties is attributable to an increase in Hextend sales.  The increase is largely due to an increase in both sales to the military and sales to hospitals, which were augmented by an increase in the average unit sales price to hospitals.

Under our License Agreement, Hospira reports sales of Hextend and pays us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales.  For example, royalties on sales made during the fourth quarter of 2008 will not be recognized until the first quarter of fiscal year 2009.

We recognized $277,999 and $255,549 of license fees from CJ and Summit during 2008 and 2007, respectively.  Full recognition of license fees other than royalties from CJ has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  Royalties of $74,796 and $46,952 from Hextend sales by CJ were included in license fees during 2008 and 2007, respectively.

Research and development expenses increased to $1,706,214 for the year ended December 31, 2008, from $967,864 for the year ended December 31, 2007.  The increase is primarily attributable to our entry into the stem cell field, and includes increases of approximately $382,000 in salaries and other payroll related expenses charged to research and development, $271,000 in rent charged to research and development, $53,000 in laboratory expense, $128,000 in laboratory supplies, offset by decrease of approximately $102,000 in outside research expenses.  Research and development expenses include laboratory study expenses, salaries, rent, manufacturing of solution for trials, and consultants’ fees.

General and administrative expenses increased to $2,620,210 for the year ended December 31, 2008 from $1,300,630 for the year ended December 31, 2007.  This change reflects an increase of approximately $337,000 in general and administrative consulting expenses, $379,000 in stock based compensation expenses, $470,000 stock appreciation rights compensation expenses, $68,000 in rent allocable to general and administration expenses, $78,000 in travel and entertainment expenses, $70,000 in legal expenses, $50,000 in royalty expenses, $38,000 in outside services expenses, $32,000 in patent and license expenses, $18,000 in salaries and other payroll related expenses, $17,000 in office expenses, $12,000 in depreciation expenses offset by decrease of approximately $16,000 in accounting expenses.  General and administrative expenses include salaries allocated to general and administrative accounts, scientific consulting fees, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.    Stock based compensation increased during 2008 in large part due to our common shares trading at prices higher than the prices that prevailed during 2007.

Interest and Other Income (Expense)

Our interest expense increased by approximately $733,000 during 2008 primarily due to interest incurred on our lines of credit (See Note 3) and approximately $330,000 relating to the beneficial conversion of the line of credit debt and accrued interest into common stock.

For the year ended December 31, 2008, other income decreased to $7,518 from $16,926 for the year ended December 31, 2007.  The difference is chiefly attributable to decrease by approximately $5,700 in interest income due to lower cash balances and decrease by approximately $5,000 in microcannula sales.

Taxes

At December 31, 2008 we had a cumulative net operating loss carryforward of approximately $46,580,000 for federal income tax purposes and $15,818,000 for state income tax purposes.  Our effective tax rate differs from the statutory rate because we have recorded a 100% valuation allowance against our deferred tax assets, as we do not consider realization to be more likely than not.

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

During 2008 we received approximately $1,300,000 of cash in our operations.  Our sources of that cash were approximately $1,200,000 of royalty revenues from Hospira and approximately $75,000 from CJ.  During the same period our total research and development expenditures were approximately $1,700,000 and our administrative expenditures were approximately $2,600,000.

We have a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira.  The Credit Agreement was first implemented during 2006 and has been amended from time to time since then, including amendments that increased the amount of credit available to us.  The Credit Agreement permits us to borrow up to $3,500,000, and as of March 6, 2009, BioTime had outstanding Credit Agreement loans of $3,330,000.

Current loans under the Credit Agreement bear interest at the rate of 12% per annum and will mature on April 15, 2009, at which time the outstanding principal balance of the loans plus accrued interest will be due and payable.  Our ability to continue in operation depends on our obtaining a renewal of the Credit Agreement that will extend the maturity date of the loan and increase the amount of credit available to us.

       The Credit Agreement lenders were given the right to exchange their line of credit promissory notes for our common shares and/or for common stock of our subsidiary, Embryome Sciences.  The applicable price at which a lender’s promissory note may be exchanged for our shares or Embryome Sciences shares is determined based upon the date the lender made their loan commitment and date on which the exchange takes place.  Currently, lenders may exchange their notes for our common shares at prices ranging from $1.25 to $1.50 per share, or for Embryome Sciences shares at prices ranging from $2.25 to $2.50 per share.  Prior to November 15, 2008 the notes could be exchanged for BioTime shares at a price of $1.00 per share.  As of November 17, 2008 certain lenders elected to exchange, in the aggregate, $1,050,000 of principal and $62,015 of accrued interest on their loans for 1,112,014 BioTime common shares.  We have recorded the beneficial conversion feature charge of approximately $330,000 which is included in the interest expense.

    In consideration for making the additional credit available and for extending the maturity date of outstanding loans, we agreed to issue the lenders a number of common shares having an aggregate market value equal to six percent (6%) of the lender’s loan commitment.  As of March 6, 2009 we had issued a total of 107,353 common shares to lenders who received promissory notes maturing in April 2009.

In November 2008, Embryome Sciences borrowed $275,000 from certain private lenders. As consideration for arranging the loans, we issued warrants to purchase up to 277,919 common shares.  The warrants will be exercisable at a price of $2.00 per share, and will expire on October 31, 2010 if not exercised prior to that date.  The Embryome Sciences lenders subsequently joined as lenders under our Credit Agreement and accepted a promissory note from us in satisfaction of Embryome Sciences’ loan obligation.

We also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $25,300.  As of December 31, 2008, we had drawn $21,700 against this line.  See Note 3 to the condensed consolidated financial statements for additional information.

We also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000.  As of December 31, 2008, we had drawn the entire line of credit.  See Note 3 to our consolidated financial statements for additional information.

As of December 31, 2008, the deferred debt discount was approximately $243,000, which will be amortized over the remaining period of underlying outstanding debt.

We had no contractual obligations as of December 31, 2008, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facilities in Alameda, California and in Emeryville, California.  In April 2008, we entered into a sublease of office and research laboratory space in Alameda, California.  We moved our headquarters from the Emeryville location to this new facility.  The sublease expires on November 30, 2010.  Base monthly rent will be $22,600 during 2009, and $23,339.80 during 2010.  In addition to base rent, we pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.  Under the Emeryville lease, we are committed to make payments of $15,885 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We did not hold any market risk sensitive instruments as of December 31, 2008 or December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BioTime, Inc.

We have audited the accompanying consolidated balance sheets of BioTime, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTime, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit of $3,269,643, a shareholders’ deficit of $4,346,814 and an accumulated deficit of $47,625,392. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 17, 2009

Item 8.  Financial Statements and Supplementary Data.

BIOTIME, INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,279	$9,501
Prepaid expenses and other current assets	96,595	67,125
Total current assets	108,874	76,626

Equipment, net of accumulated depreciation of $602,510 and $585,765 in 2008 and 2007, respectively	105,607	12,480
Deferred license fees	750,000
Deposits	70,976	20,976
TOTAL ASSETS	$1,035,457	$110,082

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,179,914	$480,374
Lines of credit payable, net	1,885,699	716,537
Deferred license revenue, current portion	312,904	261,091
Total current liabilities	3,378,517	1,458,002

Stock appreciation rights compensation liability	483,688	13,151

Deferred rent, net of current portion	3,339	9,636

Deferred license revenue, net of current portion	1,516,727	1,740,702

Total long-term liabilities	2,003,754	1,763,489

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common Shares, no par value, authorized 50,000,000 shares; issued and outstanding shares; 25,076,798 and 23,034,374 in 2008 and 2007, respectively	43,184,606	40,704,136
Contributed capital	93,972	93,972
Accumulated deficit	(47,625,392)	(43,844,497)
Total shareholders' deficit	(4,346,814)	(3,046,389)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,035,457	$110,082

                                 See notes to consolidated financial statements.

BIOTIME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
REVENUE:
License fees	$277,999	$255,549
Royalty from product sales	1,203,453	776,679
Grant income	22,340	13,893
Total revenue	1,503,792	1,046,121
EXPENSES:
Research and development	(1,706,214)	(967,864)
General and administrative	(2,620,210)	(1,300,630)
Total expenses	(4,326,424)	(2,268,494)
Loss from operations	(2,822,632)	(1,222,373)
OTHER INCOME (EXPENSES):
Interest expense	(965,781)	(232,779)
Other income	7,518	16,926
Total net other income (expenses)	(958,263)	(215,853)
NET LOSS	$(3,780,895)	$(1,438,226)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:BASIC AND DILUTED	23,749,933	22,853,278

                                See notes to consolidated financial statements.

BIOTIME, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Shares
	Number of Shares	Amount	Contributed Capital	Accumulated Deficit	Total Shareholders’ Deficit
BALANCE AT JANUARY 1, 2007	22.574,374	$40,447,078	$93,972	$(42,406,271)	$(1,865,221)
Common shares issued for line of credit	200,00	106,000			106,000
Shares granted for services	260,000	103,000			103,000
Options granted under FASB 123(R)		48,058			48,058
NET LOSS				(1,438,226)	(1,438,226)
BALANCE AT DECEMBER 31, 2007	23,034,374	40,704,136	93,972	(43,844,497)	(3,046,389)
Common shares issued for line of credit	580,410	273,200			273,200
Common shares issued for conversion of line credit and accrued interest	1,112,014	1,442,409			1,442,409
Shares granted for services	225,000	137,250			137,250
Shares issued to investors	100,000	100,000			100,000
Exercise of options	25,000	8,000			8,000
Stock options granted for compensation		134,518			134,518
Warrants issued for lines of credit		225,951			225,951
Warrants issued for services		159,142			159,142
NET LOSS				(3,780,895)	(3,780,895)
BALANCE AT DECEMBER 31, 2008	25,076,798	$43,184,606	$93,972	$(47,625,392)	$(4,346,814)

See notes to consolidated financial statements.

BIOTIME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,780,895)	$(1,438,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,745	4,833
Amortization of deferred license revenues	(277,999)	(255,549)
Amortization of deferred finance cost on lines of credit	321,514	61,486
Amortization of deferred consulting fees	19,409	–
Interest on royalty obligation	–	129,458
Interest on lines of credit	–	21,600
Beneficial conversion feature on notes and interest	330,394	–
Common stock issued for services	137,250	–
Warrants issued for services	52,393	–
Stock-based compensation	134,518	151,059
Changes in operating assets and liabilities:
Accounts receivable, net	754	3,675
Prepaid expenses and other current assets	57,115	(33,632)
Accounts payable and accrued expenses	699,539	46,441
Interest on lines of credit	114,938	21,600
Deferred license revenue	105,840	53,987
Deferred rent	(6,297)	1,737
Stock appreciation rights compensation liability	470,537	13,151
Net cash used in operating activities	(1,604,245)	(1,239,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of license fees	(750,000)	–
Purchase of equipment	(109,872)	(6,473)
Security deposit	(50,000)	–
Net cash used in investing activities	(909,872)	(6,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	(16,085)	–
Borrowings under lines of credit	2,424,980	694,937
Issuance of common shares for cash	108,000	–
Net cash provided by financing activities	2,516,895	694,937

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,778	(551,516)
CASH AND CASH EQUIVALENTS:
At beginning of year	9,501	561,017
At end of year	$12,279	$9,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: cash paid during year for interest	$157,620	$81,721
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to conversion of line of credit and accrued interest	$1,442,409	$106,000
Common shares issued for line of credit	$273,200	$–
Warrants issued for line of credit	$225,951	$–
Warrants issued for services	$106,749	$–

See notes to consolidated financial statements.

BIOTIME, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and basis of presentation

General - BioTime, Inc. was organized November 30, 1990 as a California corporation. BioTime is a biomedical organization engaged in the development of synthetic plasma expanders and blood volume substitute solutions for use in surgery, trauma care, organ transplant procedures, and other areas of medicine.  In December 2007, BioTime formed Embryome Sciences, Inc., a wholly-owned subsidiary organized to enter the field of regenerative medicine where we plan to develop stem cell related products and technology for diagnostic, therapeutic, and research use.

Principles of Consolidation and Presentation – The accompanying consolidated financial statements include the accounts of Embryome Sciences, Inc., a wholly-owned subsidiary of BioTime.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.

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

Going Concern - At December 31, 2008, BioTime had $12,279 of cash on hand and negative working capital of $3,269,643, a shareholders’ deficit of $4,346,814 and an accumulated deficit of $47,625,392.  BioTime will continue to need additional capital and greater revenues to continue its current operations and to continue to conduct its product development and research programs. Sales of additional equity securities could result in the dilution of the interests of present shareholders.  BioTime is also continuing to seek new agreements with pharmaceutical companies to provide product and technology licensing fees and royalties.  The availability and terms of equity financing and new license agreements are uncertain.  The unavailability or inadequacy of additional financing or future revenues to meet capital needs could force BioTime to modify, curtail, delay or suspend some or all aspects of its planned operations.   Additionally, in November 2008, BioTime’s line of credit for working capital was increased and the maturity date was extended (see Note 3).  BioTime will continue to seek additional financing or capital as well as additional licensing revenues from its current and future patents.  In view of the matters described above, BioTime’s continued operations are dependent on its ability to raise additional capital, obtain additional financing, and succeed in generating more revenue from its operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

Financial Statement Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Deferred costs – Certain costs incurred in obtaining the line of credit have been deferred and are being amortized over the term of the line of credit agreements.

Patent costs - Patent costs associated with obtaining patents on products being developed are expensed as general and administrative expenses when incurred. These costs totaled $120,054 and $103,204, for the years ended December 31, 2008 and 2007, respectively.  This accounting is in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Research and development – BioTime complies with the accounting requirements of SFAS No.2, Accounting for Research and Development Costs. Research and development costs are expensed when incurred and consist principally of salaries, payroll taxes, research and laboratory fees, hospital and consultant fees related to clinical trials, and BioTime’s PentaLyte solution for use in human clinical trials.

Income Taxes - BioTime accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  Effective January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48").  There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007 and 2008.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2007 and 2008.  Management is currently unaware of any issues under review that could result in significant payments or accruals.

Stock-based Compensation - On January 1, 2006, BioTime adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees including employee stock options based on estimated fair values. SFAS 123(R) supersedes BioTime's previous accounting using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107, Valuation of Share-Based Payment Arrangements for Public Companies, which provides supplemental implementation guidance for SFAS 123(R). BioTime has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  Upon adoption of SFAS 123 (R), BioTime has continued to utilize the Black-Scholes Merton option pricing model which was previously used for BioTime's proforma disclosures under SFAS 123. BioTime's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime's stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and the actual and the projected employee stock options exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant.  Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of BioTime's employee stock options.  Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Impairment of Long-Lived Assets – In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Loss per share – BioTime complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt, and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the years ended December 31, 2008 and 2007 excludes any effect from 3,538,332 options and 8,344,534 warrants; 3,333,332 options and 7,847,867 warrants, respectively, as their inclusion would be antidilutive.

Fair value of financial instruments - The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, approximate the carrying amounts presented in the accompanying Consolidated Balance Sheets.

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

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  BioTime adopted SFAS No. 157 during the quarter ended March 31, 2008 which had no impact on its consolidated financial statements.  In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  BioTime is still in the process of evaluating the impact that FSP 157-3 will have on its related financial assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the consolidated financial statements since BioTime did not elect the fair value option for any of its existing assets or liabilities.

Recently issued accounting pronouncements – In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141.  SFAS No. 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Additionally, SFAS No. 141R requires that acquisition-related costs be expensed as incurred.  The provisions of SFAS No. 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS No. 141R will become effective as of that date for all acquisitions, regardless of the acquisition date.  SFAS No. 141R amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS No. 141R further amends SFAS No. 109 and FIN 48, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  BioTime is currently evaluating the impact SFAS No. 141R will have on its future business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  BioTime does not believe the adoption of this statement will have a material effect on its consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.  SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  BioTime does not believe the adoption of this statement will have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions, with rights to dividends or dividend equivalents, are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in FASB Statement No. 128, "Earnings per Share." Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). Early adoption of EITF 03-6-1 is prohibited. BioTime will adopt EITF 03-6-1 as of January 1, 2009, and does not currently believe that the adoption will have a material impact on its consolidated financial statements.

3.  Lines of Credit

BioTime has a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in BioTime’s right to receive royalty and other payments under its license agreement with Hospira.  The Credit Agreement was first implemented during 2006 and has been amended from time to time since then, including amendments that increased the amount of credit available.  The Credit Agreement permits BioTime to borrow up to $3,500,000.

Current loans under the Credit Agreement bear interest at the rate of 12% per annum and will mature on April 15, 2009, at which time the outstanding principal balance of the loans plus accrued interest will be due and payable.

The Credit Agreement lenders were given the right to exchange their line of credit promissory notes for BioTime common shares and/or for common stock of BioTime’s subsidiary, Embryome Sciences.  The applicable price at which a lender’s promissory note may be exchanged for BioTime shares or Embryome Sciences shares is determined based upon the date the lender made their loan commitment and date on which the exchange takes place.  As of December 31, 2008, lenders could exchange their notes for BioTime common shares at prices ranging from $1.25 to $1.50 per share, or for Embryome Sciences shares at prices ranging from $2.25 to $2.50 per share.  Prior to November 15, 2008 the notes could be exchanged for BioTime shares at a price of $1.00 per share.  As of December 31, 2008 certain lenders elected to exchange, in the aggregate, $1,050,000 of principal and $62,015 of accrued interest on their loans for 1,112,014 BioTime common shares.  BioTime has recorded the beneficial conversion feature charge of approximately $330,000 which is included in the interest expense.

In consideration for making the additional credit available and for extending the maturity date of outstanding loans, BioTime agreed to issue the lenders a number of common shares having an aggregate market value equal to six percent (6%) of the lender’s loan commitment.  As of December 31, 2008, BioTime had issued a total of 70,411 common shares to lenders who received promissory notes maturing in April 2009.

In November 2008, Embryome Sciences borrowed $300,000 from certain private lenders.  As consideration for arranging the loans, BioTime issued warrants to purchase up to 156,667 common shares.  The warrants will be exercisable at a price of $2.00 per share, and will expire on October 31, 2010 if not exercised prior to that date.  The Embryome Sciences lenders subsequently joined as lenders under the BioTime Credit Agreement and accepted a promissory note from BioTime in satisfaction of Embryome Sciences’ loan obligation.  As part of that transition, the interest rate on their loan amounts increased from 9.8% to 12%, and the lenders were issued a total of 7,828 BioTime common shares.

BioTime also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $25,300; at December 31, 2008, BioTime had drawn $21,700 against this line. Interest is paid monthly on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at December 31, 2008, BioTime had drawn the entire $35,000 against this line.  Interest is payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25%.

As of December 31, 2008 and 2007, the deferred debt discount was approximately $243,000 and $65,000, respectively, which will be amortized over the remaining period of underlying outstanding debt.

4. License Fees and Royalty Obligation

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

5.  Shareholders’ Deficit

During April 1998, BioTime initially entered into a financial advisory services agreement with Greenbelt, Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also shareholders of BioTime.  Until 2007, the agreement was renewed annually in March and covered the 12 months ending March 31.  The renewed agreement for 2008 covers services provided from January 1 through December 31, 2008.  Under the 2008 agreement, BioTime agreed to pay $135,000 in cash and to issue 300,000 common shares for the twelve months ending December 31, 2008.  Greenbelt permitted BioTime to defer paying the entire $135,000 until January 2009.  In return for Greenbelt allowing the deferral, 60,000 common shares became issuable by BioTime to Greenbelt in January 2009, the value of which was accrued for in BioTime’s financial statements as of December 31, 2008.  BioTime agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on BioTime's behalf under the agreement.

Activity related to the Greenbelt agreement is presented in the table below:

	Balance included in Accounts Payable at January 1	Add: Cash-based expense accrued	Add: Stock-based expense accrued	Less: Cash payments	Less: Value of stock-based payments	Balance included in Accounts Payable at December 31,
2008	$90,000	$135,000	$366,750	$(0)	$(137,250)	$454,500
2007	$108,000	$22,500	$62,500	$(0)	$(103,000)	$90,000

BioTime, as part of rights offerings and other agreements, has issued warrants to purchase its common stock.  Activity related to warrants in 2008 and 2007 is presented in the table below:

	Number of Shares	Per share warrant price	Weighted Average Exercise Price
Outstanding, January 1, 2007	7, 943,314	$2.00	$2.00
Expired in 2007	(95,447)	1.34-3.92	2.17
Shares under warrants at December 31, 2007	7,847,867	$2.00	2.00
Granted in 2008	496,667	$.68-2.00	1.98
Outstanding, December 31, 2008	8,344,534	$2.00	$2.00

At December 31, 2008, 8,344,534 warrants to purchase common stock with a weighted average exercise price of $1.98 and a weighted average remaining contractual life of 1.87 years were outstanding.

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

6.  Stock Option Plans

During 1992, BioTime adopted the 1992 Stock Option Plan (the "1992 Plan").  Options granted under the 1992 Plan expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Option Committee.  As of December 31, 2008, options to purchase 59,500 shares had been granted and were outstanding at an exercise price of $11.75 under the 1992 Plan.  At December 31, 2008, no options were available for future grants under the 1992 Plan.

During 2002, BioTime adopted the 2002 Plan, which was amended during December 2004 to reserve 2,000,000 common shares for issuance under options granted to eligible persons.  During October 2007 the Board of Directors approved an amendment to the 2002 Plan that will permit the grant of options to purchase up to an additional 2,000,000 common shares.  The 2007 amendment is subject to approval by BioTime’s shareholders.  No options may be granted under the 2002 Plan more than ten years after the date the 2002 Plan was adopted by the Board of Directors, and no options granted under the 2002 Plan may be exercised after the expiration of ten years from the date of grant.  Under the 2002 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for other stock options.  These options expire five to ten years from the date of grant and may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee.  The 2002 Plan also permits BioTime to sell common shares to employees subject to vesting provisions under restricted stock agreements that entitle BioTime to repurchase unvested shares at the employee’s cost upon the occurrence of specified events, such as termination of employment.  BioTime may permit employees or consultants, but not executive officers or directors, who purchase stock under restricted stock purchase agreements to pay for their shares by delivering a promissory note that is secured by a pledge of their shares.  Under the 2002 Plan, as of December 31, 2008, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 1,926,802 common shares at exercise prices ranging from $0.32 to $2.17 per share.  There was also a grant of 1,302,030 options to two executive officers in October 2007 that is subject to shareholder approval of the 2007 amendment of the 2002 Plan.

On January 1, 2006, BioTime adopted SFAS 123(R), which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors including employee stock options.  The following table summarizes stock-based compensation expense related to employee and director stock options awards for the years ended December 31, 2008 and 2007, which was allocated as follows:

	Year Ended December 31,
	2008	2007
All stock-based compensation expense:

General and Administrative	$206,321	$48,058
Stock appreciation rights	470,537	13,151
All stock-based compensation expense included in operating expense	$676,858	$61,209

BioTime adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of BioTime’s fiscal year 2006.  BioTime’s financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R).  As of December 31, 2008, total unrecognized compensation costs related to unvested stock options was $330,874, which is expected to be recognized as expense over a weighted average period of approximately 3.68 years.

For all applicable periods, the value of each employee and director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with SFAS 123.

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2008 and 2007 was $0.71 and $0.20 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2007

Expected lives in years	5	5
Risk free interest rates	3.22%	4.38%
Volatility	104%	100%
Dividend yield	0%	0%

For options granted prior to 2006 and valued in accordance with SFAS 123, the expected life and the expected volatility of the stock options were based upon historical data.  Forfeitures of employee stock options were accounted for on an as-incurred basis.

General Option Information

A summary of all option activity under the 1992 and 2002 option plans for the years ended December 31, 2008 and 2007 is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
January 1, 2007	407,836	1,811,664	$2.20
Added via Amendment to 2002 Plan[1]	2,000,000	-	-
Granted[1]	(2,040,000)	2,040,000	0.50
Forfeited/expired	358,332	(518,332)	2.96

December 31, 2007	726,168	3,333,332	1.72
Granted[2]	(60,000)	310,000	1.28
Exercised	-	(25,000)	0.32
Forfeited/expired	80,000	(80,000)	1.55
December 31, 2008	746,168	3,538,332	$1.77

1During August 2007, the 2002 Stock Option Plan was amended to make 2,000,000 additional common shares available for the grant of options.

2The 310,000 options outstanding includes 250,000 options which were granted outside the 1992 and 2002 Stock Option Plans.

Additional information regarding options outstanding as of December 31, 2008 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$.32-$.47	494,500	3.79	$0.33	494,500	$0.33
.50	2,000,000	5.75	.50	2,000,000.50
.68-1.55	318,332	2.79	1.12	268,332	1.05
2.00-2.17	666,000	1.48	2.26	591,000	2.02
11.75	59,500	0.29	11.75	59,500	11.75
$0.32-$11.75	3,538,332	4.31	$1.05	3,413,332	$1.65

General Stock Appreciation Rights Information

On October 10, 2007, BioTime granted a total of 1,302,030 Stock Appreciation Rights (“SARs”) to two new employees.  The SARs have a weighted average exercise price of $0.50 per share, and are being amortized over five years.  As of December 31, 2008, none of the SARs had expired or been forfeited.

7.  Commitments and Contingencies

During April 2008, BioTime relocated to Harbor Bay Parkway in Alameda, California under a three year sublease.  The sublease includes approximately 11,000 square feet of office and laboratory space and will expire on November 30, 2010.  Base monthly rent was $22,000 during 2008 increasing to $22,600 during 2009, and to $23,340 during 2010.  In addition to base rent, BioTime pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

BioTime still makes payments on its lease of office and laboratory space at Heritage Square in Emeryville, California.  The lease will expire on May 31, 2010, with a five year extension option. This lease includes approximately 5,244 square feet of space and monthly base rent of approximately $11,400 during 2008.  The rent will increase by 3% each lease year during the initial five year term.  In addition to rent, BioTime pays its pro rata share of operating expenses and real estate taxes for the building in which its leased space is located or for the Heritage Square project as a whole, as applicable, based upon the ratio that the number of square feet BioTime leases bears to the total number of square feet in the building or project.

Rent expenses totaled $527,682 and $189,158 for the years ended December 31, 2008 and 2007, respectively.  Remaining minimum annual lease payments under the lease and sublease are as follows:
Year	Minimum lease payments
2009	$411,853
2010	315,751

Indemnification – Under BioTime’s bylaws, BioTime has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments that BioTime could be required to make under the indemnification provisions contained in BioTime’s bylaws is unlimited.  However, BioTime has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of the insurance policy coverage, BioTime believes the estimated fair value of these indemnification agreements is minimal and no liabilities were recorded for these agreements as of December 31, 2008.

Under the license agreements with Hospira and CJ, BioTime will indemnify Abbott Laboratories (Hospira’s predecessor), Hospira, and/or CJ for any cost or expense resulting from any third party claim or lawsuit arising from alleged patent infringement, as defined, by Abbott, Hospira, or CJ relating to actions covered by the applicable license agreement.  Management believes that the possibility of payments under the indemnification clauses is remote.  Therefore, BioTime has not recorded a provision for potential claims as of December 31, 2008. BioTime enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, licensees, licensors, contractors, hospitals at which clinical studies are conducted, and landlords, and (ii) agreements with investors, underwriters, investment bankers, and financial advisers.  Under these provisions, BioTime generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of BioTime’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions often include indemnifications relating to representations made by BioTime with regard to intellectual property rights.  These indemnification provisions generally survive termination of the underlying agreement.  In some cases, BioTime has obtained liability insurance providing coverage that limits its exposure for indemnified matters.  The maximum potential amount of future payments that BioTime could be required to make under these indemnification provisions is unlimited.  BioTime has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, BioTime believes the estimated fair value of these agreements is minimal.  Accordingly, BioTime has no liabilities recorded for these agreements as of December 31, 2008.

8.  Income Taxes

The primary components of the net deferred tax assets at December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$16,760,000	$16,198,000
Research & development and other credits	1,935,000	1,797,000
Other, net	1,276,000	1,001,000
Total	19,971,000	18,996,000
Valuation allowance	(19,971,000)	(18,996,000)
Net deferred tax assets	$-0-	$-0-

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

Year Ended December 31,	2008	2007

Computed tax benefit at federal statutory rate	(34%)	(34%)
Permanent differences	8%	4%
Losses for which no benefit has been recognized	34%	39%
State tax benefit, net of effect on federal income taxes	(6%)	(6%)
Research and development and other credits	(2%)	(3%)
	0%	0%

No tax benefit has been recorded through December 31, 2008 because of the net operating losses incurred and a full valuation allowance has been provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. BioTime established a 100% valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2008, BioTime has net operating loss carryforwards of approximately $46,580,000 for federal and $15,818,000 for state tax purposes, which expire through 2028.  In addition, BioTime has tax credit carryforwards for federal and state tax purposes of $1,088,000 and $846,000, respectively, which expire through 2028.

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

9.  Enterprise-wide Disclosures

Geographic Area Information

Revenues, including license fees and royalties, by geographic area are based on the country of domicile of the counterparty to the agreement.

Year ending December 31,	2008	2007
Revenues
Domestic	$1,225,793	$790,572
Asia	277,999	255,549

Total revenues	$1,503,792	$1,046,121

All of BioTime’s assets are located at its Alameda, California facility.

Major Customers

BioTime has two major customers comprising significant amounts of total revenues as follows:

Year ended December 31,	2008	2007
% of Total Revenues
Hospira	80%	74%
CJ Corp	8.8%	10%

10. Subsequent Events

During January and February 2009, BioTime received $1,380,000 under the Fourth Amendment to the Credit Agreement.  BioTime issued 36,942 common shares equivalent in value to 6% of the Credit Agreement amounts committed and received in January and February 2009.

In March 2009, BioTime amended its license agreement with the Wisconsin Alumni Research Foundation (“WARF”).  The amendment increased the license fee from $225,000 to $295,000, of which $225,000 is payable in cash and $70,000 is payable by delivering BioTime common shares having a market value of $70,000 as of March 2, 2009.  The amendment extends until March 2, 2010 the dates for payment of the $215,000 balance of the cash license fee and $20,000 in remaining reimbursement of costs associated with preparing, filing and maintaining the Licensed Patents by WARF to January 3, 2010.  The commencement date for payment of the annual $25,000 license maintenance fee has also been extended to March 2, 2010.

On January 12, 2009, BioTime issued warrants to an individual to purchase 25,000 common shares at an exercise price of $2.00 per common share.  These warrants expire on October 31, 2010.

In January 2009, 60,000 BioTime common shares became issuable to Greenbelt Corp for the deferral of its first and second installment of cash fees of $45,000 each on July 1, 2008 and on October 1, 2008 in accordance with its Financial Advisor Agreement dated March 31, 2008.  The value of these shares is recognized in BioTime’s financial statements as of December 31, 2008.

In January 2009, BioTime received royalties in the amount of $201,134 from Hospira based on sales of Hextend made by Hospira in the fourth quarter of 2008.  This revenue will be reflected in BioTime’s consolidated financial statements for the first quarter of 2009.

In January 2009, BioTime received royalties in the amount of $18,761 from CJ based on sales of Hextend sales made by CJ in the fourth quarter of 2008.  This revenue will be reflected in BioTime’s consolidated statements for the first quarter of 2009.

In February 2009, BioTime received $83,750 from the exercise of 57,500 options by directors of the Company.

On February 23, 2009, BioTime’s wholly owned subsidiary, Embryome Sciences, entered into a Stem Cell Agreement with Reproductive Genetic Institute (“RGI”).  In partial consideration of the rights and licenses granted to Embryome Sciences by RGI, BioTime agreed to issue to RGI 32,259 common shares of BioTime stock, which was equal to $50,000 worth of such common shares on the Effective Date of the Stem Cell Agreement.

As of February 27, 2009, $3,380,000 had been received by BioTime under the Credit Agreement.  Also as of that date, one lender had converted $50,000 of BioTime’s Credit Agreement debt to him into BioTime common shares; leaving an outstanding loan balance of $3,330,000 under the Credit Agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The names and ages of our directors are as follows:

Michael D. West, Ph.D., 55, became our Chief Executive Officer during October 2007, and has served on the Board of Directors since 2002. Dr. West is Adjunct Professor of Bioengineering at the University of California, Berkeley.  Dr. West has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology and human embryonic stem cell research and development.  Prior to becoming our Chief Executive Officer, Dr. West served as President and Chief Scientific Officer of Advanced Cell Technology, Inc., a company he founded in 1998, that is engaged in developing human stem cell technology for use in regenerative medicine.  , Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998 he was a Director and Vice President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells.  From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators James Thomson and John Gearhart that led to the first isolation of human embryonic stem and human embryonic germ cells.  Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

Hal Sternberg, Ph.D., 55, is our Vice President of Research, and has served on the Board of Directors since 1990.  Dr. Sternberg was a visiting scientist and research Associate at the University of California at Berkeley from 1985-1988, where he supervised a team of researchers studying Alzheimer’s Disease.  Dr. Sternberg received his Ph.D. from the University of Maryland in Biochemistry in 1982.

Harold Waitz, Ph.D., 66, is our Vice President of Engineering and Regulatory Affairs, and has served on the Board of Directors since 1990.  He received his Ph.D. in Biophysics and Medical Physics from the University of California at Berkeley in 1983.

Judith Segall, 55, is our Vice President-Administration and Secretary, and has served on the Board of Directors from 1990 through 1994, and from 1995 through the present date.  Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

Valeta Gregg, 55, joined the Board of Directors during October 2004.  Ms. Gregg is Vice President and Assistant General Counsel, Patents of Regeneron Pharmaceuticals, Inc., a Tarrytown, New York based company engaged in the development of pharmaceutical products for the treatment of a number of serious medical conditions, including cancer, diseases of the eye, rheumatoid arthritis and other inflammatory conditions, allergies, asthma, and obesity.  Prior to joining Regeneron in 2002, Ms. Gregg worked as a patent attorney, at Klauber & Jackson in Hackensack, New Jersey from 2001 to 2002, and for Novo Nordisk A/S and its United States subsidiary from 1996 to 2001, and for Fish & Richardson, P.C., Menlo Park, California from 1994 to 1996.  Ms. Gregg received her law degree from University of Colorado School of Law in 1992 and received a Ph.D in Biochemistry from the University of Alberta in 1982.

Robert N. Butler, MD, 82, joined the Board of Directors during July 2008.  Dr. Butler is the founder, Chief Executive Officer, and President of the International Longevity Center-USA, a non-profit international research, policy, and education organization formed to educate individuals on how to live longer and better, and advise society on how to maximize the benefits of today's age boom.  Dr. Butler was the first director of the National Institute on Aging of the National Institutes of Health, where he helped educate the nation about the dangers of Alzheimer’s disease.  At the Mount Sinai School of Medicine, he founded the nation’s first department of geriatrics where he is Professor of Geriatrics and Adult Development.  Dr. Butler won the Pulitzer Prize for his book Why Survive? Being Old in America and is co-author with Myrna I. Lewis of Aging and Mental Health as well as The New Love and Sex after 60.  His latest book is The Longevity Revolution.

Executive Officers

Michael West, Robert Peabody, Hal Sternberg, Harold Waitz, Judith Segall, and Steven Seinberg are our only executive officers.  There are no family relationships among our directors or officers.

Robert W. Peabody, CPA, 54, is our Senior Vice President and Chief Operating Officer. Prior to joining BioTime in October 2007, Mr. Peabody served as Vice President-Grant Administration for Advanced Cell Technology, Inc., and also served on their board of directors from 1998 to 2006.  Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company. Mr. Peabody, along with Dr. West, was a co-founder of Geron Corporation of Menlo Park, Ca.  He has also been an audit manager for Ernst and Young where he was on the audit staff serving the firm's clients whose shares are publicly traded. Mr. Peabody received a Bachelor Degree in Business Administration from the University of Michigan and is a Certified Public Accountant.

Steven A. Seinberg, J.D., 42, has been our Chief Financial Officer and Treasurer since August 2001.  Prior to assuming these positions, Mr. Seinberg worked for over five years as BioTime’s Director of Financial and Legal Research, a position that involved, among other duties, contract modifications and management of our intellectual property portfolio.  Mr. Seinberg received a J.D. from Hastings College of the Law in San Francisco in 1994.

Committees of the Board

We do not have a standing Audit Committee, Nominating Committee, or Compensation Committee.  Nominees to the Board of Directors are selected by the entire Board.

Attendance At Board Meetings

During the fiscal year ended December 31, 2008, our Board of Directors met six times.  No director attended fewer than 75% of the meetings of the Board or any committee on which they served.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2008, except that a total of thirteen Forms 4 filed on behalf of Alfred D. Kingsley (three late filings), Gary K. Duberstein (three late filings), Greenbelt Corp. (two late filings), Greenway Partners LP (two late filings), Broadwood Partners LP (two late filings), and Valeta Gregg (one late filing) were filed late.  There were no known failures to file any required reports.

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

Item 11.  Executive Compensation

During October 2007, we entered into an employment agreement with our Chief Executive Officer, Dr. Michael West, pursuant to which he is entitled to receive an annual salary of $250,000, an annual bonus equal to the lesser of (A) $65,000 or (B) the sum of 65% of Consulting Fees and 6.5% of Grant Funds we receive during each fiscal year; provided that (x) we obtained the grant that is the source of the Grant Funds during the term of his employment, (y) the grant that is the source of the Grant Funds is not a renewal, extension, modification, or novation of a grant (or a new grant to fund the continuation of a study funded by a prior grant from the same source) obtained by us prior to his employment, and (z) the grant that is the source of the Grant Funds was not obtained by us substantially through the efforts of any consultant or independent contractor compensated by us for obtaining the grant.  Grant Funds means money actually paid to us during a fiscal year as a research grant by any federal or state government agency or any not for profit non-government organization, and expressly excludes (1) license fees, (2) royalties, (3) Consulting Fees, (4) capital contributions to us or any of our subsidiaries, or any joint venture of any kind (regardless of the legal entity through which the joint venture is conducted) to which we are a party, and (5) any other payments received by us from a business or commercial enterprise for research and development of products or technology pursuant to a contract or agreement for the commercial development of a product or technology.  Consulting Fees means money we receive under a contract that entitles us to receive a cash fee for providing scientific and technical advice to third parties concerning stem cells.

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

The SARs may not be exercised, in whole or in part, until the vested portion of the Option has been exercised in full.  A vested SAR may be exercised by delivering a writtennotice to us specifying the number of SAR shares being exercised.  Upon exercise of an SAR, Dr. West shall be entitled to receive a payment of cash per SAR share exercised equal to the amount by which the fair market value of a BioTime common share on the date of exercise exceeds the exercise price of the SAR.  The fair market value of a BioTime common share shall be determined by the Board of Directors in the manner provided in the 2002 Plan.  SARs may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised only by Dr. West during his lifetime.

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

“Change of Control” means (A) the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors; provided, that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement owned beneficially owned (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder) more than 10% of our voting securities shall not constitute a Change of Control; and provided, further, that an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities shall not constitute a Change of Control, (B) the sale of all or substantially all of our assets; or (C) a merger or consolidation in which we merge or consolidate into another corporation or entity in which our stockholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity) entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity).  A Change of Control shall not be deemed to have occurred if all of the persons acquiring our voting securities or assets or merging or consolidating with us are one or more of our direct or indirect subsidiary or parent corporations.  "Affiliated Group" means (A) a person and one or more other persons in control of, controlled by, or under common control with such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors.  “Person” includes both people and entities.

The following table summarizes certain information concerning the compensation paid during the past two fiscal years to our Chief Executive Officer and our Senior Vice-President and Chief Operating Officer, who were our only executive officers whose compensation exceeded $100,000 during 2008:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Michael D. West Chief Executive Officer	2008	$250,000	$—	$—	$—	$—	$—	$24,500	$274,500
	2007	$62,500	$—	$—	$9,819	$—	$—	$—	$72,319

Robert W. Peabody Senior Vice President and Chief Operating Officer	2008	$160,000	$—	$—	$—	$—	$—	$8,000	$168,000
	2007	$40,000	$—	$—	$3,273	$—	$—	$—	$43,273

See Note 6 to consolidated financial statements for information regarding the valuation of option and SAR awards.

Stock Options

The following table summarizes certain information concerning stock options held as of December 31, 2008 by our Chief Executive Officer and our Senior Vice-President and Chief Operating Officer, who were our only executive officers whose compensation exceeded $100,000 during 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options Exercisable	Options Unexercisable	Price	Date

Michael West	20,000(1)		$2.17	March 7, 2009
	20,000(1)		$1.26	March 20, 2010
	20,000(1)		$0.34	March 27, 2011
	20,000(1)		$0.74	June 1, 2014
	350,000(2)	1,150,000	$0.50	October 9, 2014

Robert W. Peabody	116,662(3)	383,338	$0.50	October 9, 2014

(1)  These options were granted to Dr. West during his service as a non-employee director.

(2)  These options become exercisable at the rate of 25,000 per month during the term of Dr. West’s employment.

(3)  These options become exercisable at the rate of 8,333 per month during the term of Mr. Peabody’s employment.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash	Option Awards	Total

Valeta Gregg(1)	--	$7,710	$7,710
Robert N. Butler(2)	--	$13,098	$13,098

                   (1)  At December 31, 2008 Valeta Gregg held options to purchase 78,332 common shares at exercise prices ranging from $0.34 to $1.26 per share.

                   (2)  At December 31, 2008 Dr. Robert Butler held options to purchase 25,000 common shares at an exercise price of $0.68 per share.

Insider Participation in Compensation Decisions

Our Board of Directors does not have a standing Compensation Committee.  Instead, the Board of Directors as a whole approves all executive compensation.  Executive officers who also serve on the Board of Directors do not vote on matters pertaining to their own personal compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2009 concerning beneficial ownership of common shares by each shareholder known by us to be the beneficial owner of 5% or more of our common shares.  Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Security Ownership of Certain Beneficial Owners

	Number of	Percent of
	Shares	Total

Alfred D. Kingsley(1)	10,128,364	36.0%
Gary K. Duberstein
Greenbelt Corp.
Greenway Partners, L.P.
Greenhouse Partners, L.P.
150 E. 57th Street, Suite 24E
New York, New York 10022

Neal C. Bradsher(2)	3,216,311	12.1%
Broadwood Partners, L.P.
Broadwood Capital, Inc.
724 Fifth Avenue, 9th Floor
New York, NY 10019

___________________________

(1)  Includes 2,076,698 shares presently owned by Greenbelt Corp, 334,632 shares that may be acquired by Greenbelt Corp. upon the exercise of certain warrants, 350,265 shares owned by Greenway Partners, L.P., 304,951shares that may be acquired by Greenway Partners, L.P. upon the exercise of certain warrants, 4,778,193 shares owned solely by Alfred D. Kingsley, 2,270,689 shares that may be acquired by Mr. Kingsley upon the exercise of warrants, 12,256 shares owned solely by Gary K. Duberstein, and 680 shares that may be acquired by Mr. Duberstein upon the exercise of certain warrants.  Does not include shares that Mr. Kingsley may acquire at $1.25 per share in exchange for certain promissory notes in the principal amount of $250,000, plus accrued interest.  Does not include shares that Greenway may acquire at $1.25 per share in exchange for certain promissory notes in the principal amount of $300,000, plus accrued interest.  Mr. Kingsley and Mr. Duberstein control Greenbelt Corp. and may be deemed to beneficially own the warrants and shares that Greenbelt Corp. beneficially owns.  Greenhouse Partners, L.P. is the general partner of Greenway Partners, L.P., and Mr. Kingsley and Mr. Duberstein are the general partners of Greenhouse Partners, L.P.  Greenhouse Partners, L.P., Mr. Kingsley, and Mr. Duberstein may be deemed to beneficially own the shares that Greenway Partners, L.P. owns.  Mr. Duberstein disclaims beneficial ownership of the shares and warrants owned solely by Mr. Kingsley, and Mr. Kingsley disclaims beneficial ownership of the shares owned solely by Mr. Duberstein.

(2)  Includes 1,796,010  shares owned by Broadwood Partners, L.P., 1,377,393  shares that may be acquired by Broadwood Partners, L.P upon the exercise of certain warrants, 37,358 shares owned by Neal C. Bradsher, and 5,550 shares that may be acquired by Mr. Bradsher upon the exercise of certain warrants.  Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc.  Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

Security Ownership of Management

The following table sets forth information as of March 1, 2009 concerning beneficial ownership of common shares by each member of the Board of Directors, certain executive officers, and all officers and directors as a group.

	Number of	Percent of
	Shares	Total

Michael D. West(1)	530,000	2.0%

Judith Segall(2)	712,669	2.8%

Hal Sternberg(3)	410,201	1.6%

Harold D. Waitz(4)	338,625	1.3%

Valeta Gregg(5)	78,332	*

Robert N. Butler, M.D.(6)	25,000	*

Robert W. Peabody(7)	149,994	*

Steven A. Seinberg(8)	105,000	*

All officers and directors as a group (8 persons)(9)	2,349,822	8.8%

___________________________

*  Less than 1%

(1)  Includes 530,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days.  Excludes 1,050,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

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

(5)  Includes 78,332 shares that may be acquired upon the exercise of certain options.

(6)  Includes 25,000 shares that may be acquired upon the exercise of certain option.

(7)  Includes 149,994 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days.  Excludes 350,006 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)  Includes 105,000 shares that may be acquired upon the exercise of certain options.

(9)  Includes 1,513,693 shares that may be acquired upon the exercise of certain options and warrants.  Excludes certain shares that may be acquired upon the exercise of certain options that are not presently exercisable and will not become exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

During April 1998, we entered into a financial advisory services agreement with Greenbelt Corp., a corporation controlled by Alfred D. Kingsley and Gary K. Duberstein, who are also BioTime shareholders.  The agreement has been renewed annually.  We paid Greenbelt $90,000 in cash and issued 200,000 common shares for services rendered for the twelve months ending March 31, 2007.  Greenbelt permitted us to defer until October 2007 paying certain cash fees that otherwise would have been payable earlier in the year.  In return for allowing the deferral, we issued Greenbelt an additional 60,000 common shares.  For the 2008 calendar year, we agreed to pay Greenbelt $135,000 in cash and to issue 300,000 common shares.  Greenbelt permitted us to defer paying the entire $135,000 cash fee until January 2009.  In return for allowing the deferral, we issued Greenbelt an additional 60,000 common shares during January 2009.  We have agreed to file a registration statement, at our expense, to register Greenbelt’s shares for sale under the Securities Act of 1933, as amended, upon Greenbelt’s request.  We also agreed to indemnify Greenbelt and its officers, affiliates, employees, agents, assignees, and controlling person from any liabilities arising out of or in connection with actions taken on our behalf under the agreement.

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

The Credit Agreement was amended again during March and November 2008 when additional lenders, including Greenway Partners, L.P., joined the lender group and the amount of the line of credit was increased and the maturity date was extended.  Additional information concerning the Credit Agreement can be found in “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources” and Note 3 and Note 10 to our Financial Statements.

As of February 27, 2009, we had received loans in the amount of $1,025,000 from Broadwood Partners, L.P., $250,000 from Alfred D. Kingsley, and $300,000 from Greenway Partners, L.P.  We made cash payments for interest in the amount of $44,325 to Broadwood Partners, L.P. and $11,425 to Alfred D. Kingsley on loans made under the Credit Agreement.  Interest accrued for Broadwood Partners, L.P., Alfred D. Kingsley, Greenway Partners, L.P. as of December 31, 2008 was $8,250, $20,000, and $19,183, respectively, which will be payable on April 15, 2009, which is the maturity date of the loans under the Revolving Line of Credit.

During 2008, we issued a warrant to purchase 100,000 of our common shares at an exercise price of $2.00 per share, expiring July 30, 2013, to the International Longevity Center-USA, a non-profit institution for which Robert M. Butler, M.D., serves as President, Chief Executive Officer, and a member of the Board of Directors.

Director Independence

Valeta Gregg and Robert N. Butler, MD, are the only members of the Board of Directors who qualify as “independent” in accordance with Section 121(A) of the American Stock Exchange listing standards and Section 10A-3 under the Securities Exchange Act of 1934, as amended.  The other directors, Michael D. West, Judith Segall, Hal Sternberg, and Harold Waitz do not qualify as “independent” because they are our full time employees and executive officers.

Ms. Gregg served on the BioTime Audit Committee, Nominating Committee and Compensation Committee during 2007.  The only compensation or remuneration that BioTime has provided to Ms. Gregg and Dr. Butler during their tenure as directors has been compensation as non-employee directors.  Ms. Gregg, Dr. Butler, and the members of their families have not participated in any transaction with us that would disqualify them as “independent” directors under the standard described above.

Item 14.  Principal Accounting Fees and Services

Rothstein, Kass and Company (“RKCO”) audited our annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2008.

Audit Fees.  RKCO billed us $95,000 in 2007 and $102,500 in 2008 for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-QSB and Form 10-Q.

Audit-Related Fees.  BDO Seidman, our previous independent auditing firm, billed us $20,466 for audit-related fees during the fiscal year ended December 31 2007.  These fees were incurred in connection with the reissuance of BDO’s report on our fiscal year 2005 financial statements in conjunction with the filing of our 2006 10-KSB.  There were no other audit-related fees charged to us by RKCO during the fiscal years ended December 31, 2007 and 2008.

Tax Fees.  RKCO billed us $6,000 and $6,500, respectively, for review and preparation of U.S. federal, state, and local tax returns during the fiscal years ended December 31, 2007 and December 31, 2008, respectively.

Other Fees.  There were no other fees charged to us by RKCO during the fiscal years ended December 31, 2007 and 2008.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a-1) Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

Consolidated balance sheets
Consolidated statements of operations
Consolidated statements of shareholders' deficit
Consolidated statements of cash flows

Notes to Financial Statements

(a-2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3) Exhibits.

Exhibit
Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008. ~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008. ~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

10.37	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.38	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.39	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody.^^^^

21	List of Subsidiaries of BioTime, Inc.^^^^

23.1	Consent of Rothstein, Kass & Company, P.C.^^^^

31	Rule 13a-14(a)/15d-14(a) Certification^^^^

32	Section 1350 Certification^^^^

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

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++ Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 2009.

BIOTIME, INC.

By: /s/Michael D. West

Michael D. West, Ph.D., Chief Executive Officer

Signature	Title	Date

/s/Michael D. West	Chief Executive Officer	March 20, 2009
Michael D. West, Ph.D.	and Director

/s/Judith Segall	Vice President-Administration and	March 20, 2009
Judith Segall	Director

/s/Hal Sternberg	Vice President-Research and	March 20, 2009
Hal Sternberg, Ph.D.	Director

/s/Harold D. Waitz	Vice President-Regulatory Affairs/Quality Control	March 20, 2009
Harold D. Waitz, Ph.D.	and Director

/s/Steven A. Seinberg	Chief Financial Officer	March 20, 2009
Steven A. Seinberg	(Principal Financial and Accounting Officer)

Director
Valeta Gregg, Ph.D.		March __, 2009

	Director	March __, 2009
Robert N. Butler, M.D.

Exhibit
Numbers	Description

3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008. ~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008. ~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

10.37	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.38	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.39	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody.^^^^

21	List of Subsidiaries of BioTime, Inc.^^^^

23.1	Consent of Rothstein, Kass & Company, P.C.^^^^

31	Rule 13a-14(a)/15d-14(a) Certification^^^^

32	Section 1350 Certification^^^^

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

‡‡‡‡ Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~ Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++ Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^ Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^ Filed herewith