Form 10-Q
period 2009-03-31
BIOTIME INC
filed 2009-05-15
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  25,889,693 common shares, no par value, as of April 23, 2009.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	March 31, 2009 (unaudited)	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$541,106	$12,279
Prepaid expenses and other current assets	109,277	96,595
Total current assets	650,383	108,874

Equipment, net of accumulated depreciation of $610,662 and $602,510, respectively	100,719	105,607
Deferred license fees	870,000	750,000
Deposits	75,002	70,976
TOTAL ASSETS	$1,696,104	$1,035,457

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$651,412	$1,179,914
Lines of credit payable, net	3,519,432	1,885,699
Deferred license revenue, current portion	312,904	312,904
Total current liabilities	4,483,748	3,378,517

LONG-TERM LIABILITIES:
Stock appreciation rights compensation liability	702,155	483,688
Deferred license revenue, net of current portion	1,443,501	1,516,727
Deferred rent, net of current portion	6,386	3,339
Total long-term liabilities	2,152,042	2,003,754

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT):
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 25,416,562 and 25,076,798 shares at March 31, 2009 and December 31, 2008, respectively	44,109,948	43,184,606
Contributed capital	93,972	93,972
Accumulated deficit	(49,143,606)	(47,625,392)
Total shareholders' deficit	(4,939,686)	(4,346,814)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$1,696,104	$1,035,457

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31, 2009	March 31, 2008

REVENUES:
License fees	$73,226	$66,183
Royalties from product sales	222,667	308,900
Other revenue	850	5,935
Total revenues	296,743	381,018

EXPENSES:
Research and development	(525,824)	(347,151)
General and administrative	(682,174)	(435,939)
Total expenses	(1,207,998)	(783,090)

Loss from operations	(911,255)	(402,072)
OTHER INCOME/(EXPENSES):
Interest expenses	(608,027)	(76,521)
Other income	1,068	2,545
Total other expenses, net	(606,959)	(73,976)
NET LOSS	$(1,518,214)	$(476,048)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	25,303,963	23,042,945

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,518,214)	$(476,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,152	1,230
Deferred license revenue	(73,226)	(29,335)
Amortization of deferred finance cost on lines of credit	513,836	51,282
Amortization of deferred consulting fees	32,793	–
Stock-based compensation	31,538	39,364
Changes in operating assets and liabilities:
Accounts receivable, net	(603)	(6,552)
Prepaid expenses and other current assets	(30,153)	19,974
Accounts payable and accrued liabilities	(299,002)	108,624
Interest on lines of credit	87,580	21,183
Stock appreciation rights compensation liability	218,467	–
Deferred rent	3,047	29
Net cash used in operating activities	(1,025,785)	(270,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,264)	(1,389)
Security deposit	(4,026)	–
Net cash used in investing activities	(7,290)	(1,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(1,848)	(5,392)
Borrowings under lines of credit	1,480,000	575,000
Issuance of common shares for exercise of options	83,750	–
Net cash provided by financing activities	1,561,902	569,608

NET INCREASE IN CASH AND CASH EQUIVALENTS:	528,827	297,970
Cash and cash equivalents at beginning of period	12,279	9,501
Cash and cash equivalents at end of period	$541,106	$307,471
Supplemental disclosure of cash flow statement
Cash paid during the period for interest	$6,430	$4,057
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to line of credit agreement	$93,024	$(153,200)
Common shares issued for accounts payable	$229,500	–
Common shares issued for deferred license fees	$120,000	–
Common shares issued for line of credit conversion	$52,911	–
Warrants issued for services	$14,719	–
Right to exchange promissory notes for stock	$299,900	–

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General - BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  First, BioTime has historically developed blood plasma volume expanders, and related technology for use in surgery, emergency trauma treatment and other applications.  Second, BioTime’s regenerative medicine business is operated through its wholly owned subsidiary, Embryome Sciences, Inc.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  These novel stem cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime is focusing its current efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. These research-only markets generally can be marketed without regulatory (FDA) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products.  BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander products, primarily Hextend®.  BioTime began to make its first stem cell research products available during 2008 but has not yet generated significant revenues in that business segment.  BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.

The unaudited condensed consolidated interim balance sheet as of March 31, 2009, the unaudited condensed consolidated interim statements of operations for the three months ended March 31, 2009 and 2008, and the unaudited condensed consolidated interim statements of cash flows for the three months ended March 31, 2009 and 2008 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009 and for all interim periods presented have been made.  The balance sheet as of December 31, 2008 is derived from the Company's audited financial statements as of that date.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results anticipated for the full year of 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited financial statements and notes thereto included in BioTime's Form 10-K for the year ended December 31, 2008.

Principles of Consolidation – The accompanying condensed consolidated interim financial statements include the accounts of Embryome Sciences, Inc., a wholly-owned subsidiary of BioTime.  All material intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.

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

Use of Estimates - The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Effect of recent accounting pronouncements - On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FASB FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. BioTime does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FASB FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. BioTime does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary of equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. BioTime does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009. BioTime does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This FSP will be effective for interim and annual reporting periods ending after December 15, 2009, and will be applied prospectively. BioTime does not anticipate that this FSP will have any material impact upon its preparation of its financial statements.

2.  Lines of Credit

BioTime has a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in BioTime’s right to receive royalty and other payments under its license agreement with Hospira, Inc.  BioTime may borrow up to $3,500,000 under the Credit Agreement.  Following an amendment to the Credit Agreement in April 2009, the maturity date of this Revolving Line of Credit has been extended to December 1, 2009 with respect to $2,669,282 in principal amount of loans.  BioTime repaid $223,834 of principal and accrued interest on loans that matured on April 15, 2009 and were not extended.  In addition, certain lenders exercised their right to exchange $572,404 of principal and accrued interest on loans for an aggregate of 381,605 BioTime common shares.

BioTime may borrow up to an additional $830,718 under its Revolving Line of Credit if BioTime elects to do so and is able to obtain additional loan commitments from its current lenders or from new lenders.

Lenders who agreed to extend the maturity date of their outstanding loans will receive from BioTime a number of common shares having an aggregate market value (based on closing price of the shares on the OTC-BB) equal to six percent (6%) of the lender’s loan commitment, as consideration for the extension of the term of their loans.  BioTime issued 91,526 common shares to those lenders.  BioTime will issue additional common shares on the same basis to any lenders who provide additional loan commitments under the Revolving Line of Credit.

Lenders who extended the maturity date of their line of credit promissory notes, and any new lenders who make additional loan commitments, will have the right to exchange their promissory notes for BioTime common shares and for shares of Embryome Sciences, Inc. common stock.  Promissory notes that were exchangeable for BioTime common shares at a price of $1.25 per share and Embryome Sciences common stock at a price of $2.25 per share until April 15, 2009, may now be exchanged for BioTime common shares at $1.50 per share and for Embryome Sciences common stock at $2.75 per share until the extended maturity date, December 1, 2009.  Promissory notes that were exchangeable for BioTime common shares at a price of $1.50 and Embryome Sciences common stock at $2.50 until April 15, 2009, may now be exchanged for BioTime common shares at $1.75 per share and Embryome Sciences common stock at $3.00 per share until the extended maturity date.  Promissory notes issued for new loan commitments will be exchangeable for BioTime common shares at a price of $2.00 per share, and for Embryome Sciences common stock at $3.50 per share until December 1, 2009.  The foregoing per share exchange prices are subject to proportional adjustment in the event of a stock split, reverse stock split, or similar event.
During the quarter ended March 31, 2009, BioTime drew $1,480,000 under the Credit Agreement.  BioTime recognized as part of its interest expense an imputed cost arising from the right of Credit Agreement lenders to exchange their promissory notes for BioTime common shares at a discounted price.  BioTime determined the total imputed cost to be $299,900 of which $232,801 was charged to interest during the three months ended March 31, 2009, and the remaining portion of which will be charged as interest during the remaining term of the promissory notes.

BioTime also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $25,300; at March 31, 2009, BioTime had drawn $20,751 against this line. Interest is paid monthly on borrowings at a total rate equal to the prime rate plus 3.99%; however, regardless of the prime rate, the interest rate payable will at no time be less than 9.49%.

BioTime also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at March 31, 2009, BioTime had drawn $31,253 against this line.  Interest is payable on borrowings at a Variable Rate Index, which will at no time be less than 8.25%.

The Company has accrued interest of $159,196 as of March 31, 2009.

3.  Deferred License Fees

       In February 2009, BioTime’s wholly owned subsidiary, Embryome Sciences, Inc., entered into a Stem Cell Agreement with Reproductive Genetic Institute (“RGI”).  In partial consideration of the rights and licenses granted to Embryome Sciences, Inc., by RGI, BioTime issued to RGI 32,259 common shares of BioTime stock, which was equal to $50,000 worth of such common shares on the Effective Date of the Stem Cell Agreement.

In March 2009, BioTime amended its license agreement with the Wisconsin Alumni Research Foundation (“WARF”).  The amendment increased the license fee from $225,000 to $295,000, of which $225,000 is payable in cash and $70,000 was payable by delivering BioTime common shares having a market value of $70,000 as of March 2, 2009.  The amendment extends until March 2, 2010 the dates for payment of the $215,000 balance of the cash license fee and $20,000 in remaining reimbursement of costs associated with preparing, filing and maintaining the Licensed Patents by WARF to January 3, 2010.  The commencement date for payment of the annual $25,000 license maintenance fee has also been extended to March 2, 2010.

4.  Issuance of Common Shares

      Shareholders' deficit increased by a total of $925,342, changing from $43,184,608 at December 31, 2008 to $44,109,948 at March 31, 2009.  This increase was due to issuances of BioTime common shares for accounts payable related to consulting services and license fees totaling $349,500, to issuances of BioTime common shares for new funds received during the quarter in the amount of $93,024 and debt converted to equity in the amount of $52,911 in accordance with the Credit Agreement, to FAS 123R valuation of options and warrants vested during the quarter for a total value of $46,257, to $299,900 arising from the right of Credit Agreement lenders to exchange promissory notes for common shares, and to options being exercised at a total value of $83,750.

5.  Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three months ended March 31, 2009 and 2008, options to purchase 3,440,832 and 3,283,332 common shares, respectively, and warrants to purchase 7,847,867 and 7,847,867 common shares, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

6.  Subsequent Events

In April 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ embryonic stem cell technology.  BioTime’s grant project is titled “Addressing the Cell Purity and Identity Bottleneck through Generation and Expansion of Clonal Human Embryonic Progenitor Cell Lines.”  The overall objective of the research project is to generate tools useful in applying ACTCellerate™ technology to the manufacture of patient-specific therapeutic products. CIRM will provide funding for this research project over a period of three years, with approximately $1,600,000 expected to be available during the first 12 months.  BioTime expects that the first funds will be available some time during the summer of 2009 and that work on the project will be ready to begin upon the receipt of funding.

In May 2009, BioTime received royalties in the amounts of $329,809 and $19,112 from Hospira and CJ CheilJedang Corp. (“CJ”), respectively.  These amounts are based on sales of Hextend made by Hospira and CJ in the first quarter of 2009, and will be reflected in BioTime’s condensed consolidated interim financial statements for the second quarter of 2009.

On May 13, 2009, BioTime raised $4,000,000 of equity capital through the sale of 2,200,000 common shares and 2,200,000 stock purchase warrants to two private investors.  The warrants entitle the investors to purchase additional common shares at an exercise price of $2.00 per share.  The warrants will expire on October 31, 2010 and may not be exercised after that date.  The investors were also given the right to purchase, in the aggregate, an additional 2,200,000 common shares and a like number of warrants for an additional $4,000,000 on or before July 14, 2009.  The shares and warrants were sold to the investors in reliance upon an exemption from registration under Section 4.2 of the Securities Act of 1933, as amended (the “Securities Act”).  BioTime has agreed to file a registration statement to register the warrants and shares issuable upon the exercise of the warrants for sale under the Securities Act.  BioTime has also agreed to permit the investors to include the common shares they purchase in any future registration statements that BioTime may file after May 15, 2010, subject to certain limitations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

Embryome Sciences is also now marketing cell growth media called ESpanTM in collaboration with Lifeline Cell Technology, LLC.  These growth media are designed for the growth of human embryonic progenitor cells.  Additional new products that Embryome Sciences has targeted for development are ESpyTM cell lines, which will be derivatives of hES cells that send beacons of light in response to the activation of particular genes.  The ESpy™ cell lines will be developed in conjunction with Lifeline using the ACTCellerate™ technology licensed from Advanced Cell Technology, Inc., and other technology sublicensed from Lifeline.  Embryome Sciences also plans to bring to market other new growth and differentiation factors that will permit researchers to manufacture specific cell types from embryonic stem cells, and purification tools useful to researchers in quality control of products for regenerative medicine.  As new products are developed, they will become available for purchase on embryome.com.

We are in the process of launching our first products for stem cell research.  We cannot predict the amount of revenue that the new products we offer might generate.

In April 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ technology.  Our grant project is titled “Addressing the Cell Purity and Identity Bottleneck through Generation and Expansion of Clonal Human Embryonic Progenitor Cell Lines.”  The overall objective of the research project is to generate tools useful in applying ACTCellerate™ technology to the manufacture of patient-specific therapeutic products. CIRM will provide funding for this research project over a period of three years, with approximately $1,600,000 expected to be available during the first 12 months.  We expect that the first funds will be available some time during the summer of 2009 and that work on the project will be ready to begin upon the receipt of funding.

Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and ESpanTM and EspyTM are trademarks of Embryome Sciences, Inc.

Plasma Volume Expander Products

Our principal product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia.  Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ CheilJedang Corp. (“CJ”) under exclusive licenses from us.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.  Summit has entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.  However, Maruishi has informed Summit that Maruishi wishes to pursue discussions that might lead to a termination of their sublicense.  Summit has informed us that if the Maruishi sublicense is terminated, Summit will seek a replacement sublicensee.

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

Results of Operations

Revenues

Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.

Our royalty revenues for the three months ended March 31, 2009 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning October 1, 2008 and ending December 31, 2008.  Royalty revenues recognized for that three-month period were $222,667, a 28% decrease from the $308,900 of royalty revenue during the same period last year.  The decrease in royalties reflects a decrease in sales both to hospitals and to the United States Armed Forces.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

We recognized $73,226 and $66,183 of license fees from CJ and Summit during the three months ended March 31, 2009 and the three months ended March 31, 2008, respectively.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Notes 2 and 4 to the condensed interim financial statements.

We received royalties of $329,809 from Hospira and $19,112 from CJ during May 2009 based on sales of Hextend during the three months ended March 31, 2009.  This revenue will be reflected in our financial statements for the fourth quarter of 2008.  For the same period last year, we received royalties of $341,153 from Hospira and $16,085 from CJ.  Royalties from CJ were included in license fees during prior accounting periods.

Operating Expenses

Research and development expenses were $525,824 for the three months ended March 31, 2009, compared to $347,151 for the three months ended March 31, 2008.  This increase is primarily attributable to an increase of $94,834 in rent, an increase of $60,361 in salaries allocated to research and development, an increase of $16,905 in payroll fees and taxes allocated to research and development expense, and an increase of $29,655 in expenditures made to cover laboratory expenses and supplies.  These increases were offset to some extent by a decrease of $12,975 in insurance costs allocated to research and development, a decrease of $5,958 in utilities allocated to research and development expense, and a decrease of $10,326 in expenditures made for research consultants.  Research and development expenses include laboratory study expenses, salaries, rent, insurance, and consultants’ fees.

General and administrative expenses increased to $682,174 for the three months ended March 31, 2009, from $435,939 for the three months ended March 31, 2008.  This increase is primarily attributable to an increase of $198,741 in stock appreciation rights compensation liability expenses, an increase of $41,953 in accounting fees, an increase of $28,067 in expenses related to outside services, an increase of $21,900 in travel and entertainment expenses, an increase of $13,030 in investor and public relations expenses, an increase of $11,899 in stock-based expense and allocated to general and administrative costs, and an increase of $17,708 in rent allocated to general and administrative costs.  These increases were offset in part by a decrease of $53,570 in general and administrative consulting fees, a decrease of $35,369 in legal fees, and a decrease of $11,320 in patent costs.

Interest and Other Income (Expense)

For the three months ended March 31, 2009, we incurred a total of $608,027 of interest expense, compared to interest expense of $76,521 for the three months ended March 31, 2008.

Income Taxes

During the three months ended March 31, 2009 and 2008, there were no Federal and state income taxes, since BioTime has substantial net operating loss carryovers and has provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

The major components of our net cash used in operations of approximately $1,026,000 in the three months ended March 31, 2009 can be summarized as follows: net loss of approximately $1,518,000 was reduced by non-cash expenses of approximately $822,000 resulting in the cash loss of approximately $696,000 and increased a reduction in working capital of approximately $330,000

At March 31, 2009, we had $541,106 cash and cash equivalents on hand, and lines of credit for $3,575,000 from which $3,481,982 had been drawn.

We have a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira.  We may borrow up to $3,500,000 under the Credit Agreement.  Following an amendment to the Credit Agreement in April 2009, the maturity date of our Revolving Line of Credit has been extended to December 1, 2009 with respect to $2,669,282 in principal amount of loans.  We repaid $223,834 of principal and accrued interest on loans that matured on April 15, 2009 and were not extended.  In addition, certain lenders exercised their right to exchange $572,404 of principal and accrued interest on loans for an aggregate of 381,605 of our common shares.  These transactions will be reflected in our condensed consolidated interim financial statements for the quarter ending June 30, 2009.

We may borrow up to an additional $830,718 under our Revolving Line of Credit if we elect to do so and are able to obtain additional loan commitments from our current lenders or from new lenders.

Lenders who agreed to extend the maturity date of their outstanding loans will receive from us a number of common shares having an aggregate market value (based on closing price of the shares on the OTC-BB) equal to six percent (6%) of the lender’s loan commitment, as consideration for the extension of the term of their loans.  In April 2009, we issued 91,526 common shares to those lenders.  We will issue additional common shares on the same basis to any lenders who provide additional loan commitments under our revolving line of credit.

Lenders who extended the maturity date of their line of credit promissory notes, and any new lenders who make additional loan commitments, will have the right to exchange their promissory notes for our common shares and for shares of Embryome Sciences, Inc. common stock.  Promissory notes that were exchangeable for our common shares at a price of $1.25 per share and Embryome Sciences common stock at a price of $2.25 per share until April 15, 2009, may now be exchanged for our common shares at $1.50 per share and for Embryome Sciences common stock at $2.75 per share until the extended maturity date, December 1, 2009.  Promissory notes that were exchangeable for our common shares at a price of $1.50 and Embryome Sciences common stock at $2.50 until April 15, 2009, may now be exchanged for our common shares at $1.75 per share and Embryome Sciences common stock at $3.00 per share until the extended maturity date.  Promissory notes issued for new loan commitments will be exchangeable for BioTime common shares at a price of $2.00 per share, and for Embryome Sciences common stock at $3.50 per share until December 1, 2009.  The foregoing per share exchange prices are subject to proportional adjustment in the event of a stock split, reverse stock split, or similar event.

We also obtained a line of credit from American Express in August 2004, which allows for borrowings up to $25,300; at March 31, 2009, we had drawn $20,751 against this line.  See Note 3 to the condensed interim financial statements for additional information.

We also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; at March 31, 2009, we had drawn $31,253 against this line.  See Note 3 to the condensed interim financial statements for additional information.

In April 2009, CIRM awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ technology.  CIRM will provide funding for this research project over a period of three years, with approximately $1,600,000 expected to be available during the first 12 months.  We expect that the first funds will be available some time during the summer of 2009 and that work on the project will be ready to begin upon the receipt of funding.

On May 13, 2009, we raised $4,000,000 of equity capital through the sale of 2,200,000 common shares and 2,200,000 stock purchase warrants to two private investors.  The warrants entitle the investors to purchase additional common shares at an exercise price of $2.00 per share.  The warrants will expire on October 31, 2010 and may not be exercised after that date.  The investors were also given the right to purchase, in the aggregate, an additional 2,200,000 common shares and a like number of warrants for an additional $4,000,000 on or before July 14, 2009.

Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain.  Although we have recently been awarded a research grant from CIRM for a particular project, we must finance our other research and operations with funding from other sources.  The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

We have no contractual obligations as of March 31, 2009, with the exception of two facilities lease agreements.  We currently have a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California (the “Emeryville lease”).  Under the Emeryville lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.  In April 2008, we entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California (the “Alameda sublease”).  We have now moved our headquarters to this new facility.  The Alameda sublease will expire on November 30, 2010.  Base monthly rent was $22,000 during 2008, and will be $22,600 during 2009, and $23,340 during 2010.  In addition to base rent, we will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not hold any market risk sensitive instruments as of March 31, 2009, December 31, 2008, or March 31, 2008.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

 We issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided by Section 4(2) thereunder.

       During February 2009, we issued 32,259 common shares to a licensor as a license fee for certain stem cell lines that we acquired.

       During March 2009 we issued 33,019 common shares to a licensor of certain patents as part of a license fee.

       In April 2009, we issued 473,131 common shares under the terms of our Credit Agreement to certain lenders who exercised their right to exchange principal and accrued interest on loans or to extend the date for repayment of their outstanding loan amounts.

       On May 13, 2009, we raised $4,000,000 of equity capital through the sale of 2,200,000 common shares and 2,200,000 stock purchase warrants to two private investors.

Item 5.  Other Information

On May 13, 2009, we raised $4,000,000 of equity capital through the sale of 2,200,000 common shares and 2,200,000 stock purchase warrants to two private investors.  The warrants entitle the investors to purchase additional common shares at an exercise price of $2.00 per share.  The warrants will expire on October 31, 2010 and may not be exercised after that date.  The investors were also given the right to purchase, in the aggregate, an additional 2,200,000 common shares and a like number of warrants for an additional $4,000,000 on or before July 14, 2009.

We may redeem the warrants by paying $.01 per warrant if the closing price of our common shares on any national securities exchange or the Nasdaq Stock Market exceeds 200% of the exercise price of the warrants for any 20 consecutive trading days.  The redemption date will abate, if the closing price or average bid price of our common shares does not equal or exceed 120% of the exercise price of the warrants on the redemption date and each of the five trading days immediately preceding the redemption date.  However, we will have the right to redeem the warrants at a future date if the market price of the common shares again exceeds 200% of the exercise price for 20 consecutive trading days, as described above.  In addition, we may not redeem the warrants unless a registration statement with respect to the warrants and underlying common shares is effective under the Securities Act.

               We have agreed to file a registration statement to register the warrants and shares issuable upon the exercise of the warrants for sale under the Securities Act.  We have also agreed to permit the investors to include the common shares they purchase in any future registration statements that we may file after May 15, 2010, subject to certain limitations.

We believe that the $4,000,0000 received from the sale of the shares and warrants, when coupled with our expected royalty revenues and the funds from our CIRM grant, will be sufficient to finance our operations with an expanded research and development program for at least 12 to 18 months.  If the investors exercise their right to purchase up to $4,000,000 of additional shares and warrants by July 14, 2009, we would have additional capital to expand our research and development program and to finance our operations for a longer period of time.  In determining to sell the shares and warrants to address our capital needs at this time, our board of directors considered the range of prices at which our common shares and warrants have traded over the past 30 days, our cost of financing through our revolving line of credit, including the interest rate and the prices at which lenders have exchanged their promissory notes for our common shares, the difficult conditions prevailing in the capital markets, and the alternatives available to us for financing.  Based on these considerations our board of directors concluded that the sale of the shares and warrants provided the best available alternative for us to secure capital for the near future, without excessive dilution of the interests of our shareholders.

The shares and warrants were sold to Broadwood Partners, L.P. and George Karfunkel.  Broadwood Partners, L.P. beneficially owned more than 10% of our common shares prior to the transaction, and Mr. Karfunkel now beneficially owns more than 10% of our common shares as a result of the transaction.

Item 6.  Exhibits

Exhibit Numbers	Description
3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel ~~

4.6	Form of Warrant ~~

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTimeInc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

10.37	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.38	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.39	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. ^^^^

10.40	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009.‡‡‡‡‡

10.41	Form of Amendment of Revolving Credit Note. ‡‡‡‡‡

10.42	Fifth Amendment of Security Agreement, dated April 15, 2009. ‡‡‡‡‡

10.43	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel ~~

10.44	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. ~~

10.45	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel. ~~

31	Rule 13a-14(a)/15d-14(a) Certification~~

32	Section 1350 Certification~~

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

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

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

##
Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

†††	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

††††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

‡‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

~~	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 14, 2009	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 14, 2009	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

Exhibit Numbers	Description
3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel ~~

4.6	Form of Warrant ~~

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTimeInc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

10.37	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.38	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.39	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. ^^^^

10.40	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009.‡‡‡‡‡

10.41	Form of Amendment of Revolving Credit Note. ‡‡‡‡‡

10.42	Fifth Amendment of Security Agreement, dated April 15, 2009. ‡‡‡‡‡

10.43	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel ~~

10.44	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. ~~

10.45	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel. ~~

31	Rule 13a-14(a)/15d-14(a) Certification~~

32	Section 1350 Certification~~

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

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

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

##
Incorporated by reference to Registration Statement on Form S-8, File Number 333-101651 filed with the Securities and Exchange Commission on December 4, 2002 and Registration Statement on Form S-8, File Number 333-122844 filed with the Securities and Exchange Commission on February 23, 2005.

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

†††	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

††††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

‡‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

~~	Filed herewith