Form 10-Q
period 2009-06-30
BIOTIME INC
filed 2009-08-14
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                ☒ Yes   ☐No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                                                                                                 Accelerated filer                      ☐
Non-accelerated filer   ☐   (Do not check if a smaller reporting company)              Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  30,620,048 common shares, no par value, as of July 14, 2009.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009 (unaudited)	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$4,692,726	$12,279
Prepaid expenses and other current assets	45,784	96,595
Total current assets	4,738,510	108,874

Equipment, net of accumulated depreciation of $618,926 and $602,510, for 2009 and 2008, respectively	98,230	105,607
Deferred license fees	870,000	750,000
Deposits	76,902	70,976
TOTAL ASSETS	$5,783,642	$1,035,457

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$629,472	$1,179,914
Lines of credit payable, net	3,314,033	1,885,699
Deferred license revenue, current portion	306,104	312,904
Total current liabilities	4,249,609	3,378,517

LONG-TERM LIABILITIES:
Stock appreciation rights compensation liability	988,407	483,688
Deferred license revenue, net of current portion	1,370,275	1,516,727
Deferred rent, net of current portion	3,156	3,339
Total long-term liabilities	2,361,838	2,003,754

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Common shares, no par value, authorized 50,000,000 shares; issued and outstanding 28,386,716 and 25,076,798 shares at June 30, 2009 and December 31, 2008, respectively	49,693,199	43,184,606
Contributed capital	93,972	93,972
Accumulated deficit	(50,614,976)	(47,625,392)
Total shareholders' deficit	(827,805)	(4,346,814)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,783,642	$1,035,457
See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES:
License fees	$73,226	$67,725	$146,452	$133,908
Royalties from product sales	351,724	341,153	574,391	650,053
Grant income	6,800	-	6,800	-
Other revenue	340	1,685	1,190	7,620
Total revenues	432,090	410,563	728,833	791,581

EXPENSES:
Research and development	(639,594)	(416,978)	(1,165,418)	(764,129)
General and administrative	(900,146)	(532,358)	(1,582,320)	(968,297)
Total expenses	(1,539,740)	(949,336)	(2,747,738)	(1,732,426)

Loss from operations	(1,107,650)	(538,773)	(2,018,905)	(940,845)

OTHER INCOME/(EXPENSE):
Interest expense	(365,539)	(126,528)	(973,566)	(203,050)
Other income	1, 819	2,521	2,887	5,067
Total other expense, net	(363,720)	(124,007)	(970,679)	(197,983)
NET LOSS	$(1,471,370)	$(662,780)	$(2,989,584)	$(1,138,828)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.03)	$(0.11)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	27,085,454	23,694,674	26,199,630	23,368,660

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,989,584)	$(1,138,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,416	2,553
Amortization of deferred license revenues	(146,452)	(78,601)
Amortization of deferred finance cost on lines of credit	773,645	128,220
Amortization of deferred consulting fees	65,766	–
Common stock issued for services	–	21,750
Stock-based compensation	69,025	107,080
Changes in operating assets and liabilities:
Accounts receivable	1,956	(593)
Prepaid expenses and other current assets	(2,192)	890
Accounts payable and accrued liabilities	(320,942)	155,241
Accrued interest on lines of credit	78,133	21,895
Stock appreciation rights compensation liability	504,719	–
Deferred grant income	(6,800)	–
Deferred rent	183	6,911
Net cash used in operating activities	(1,956,513)	(773,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of royalty fee	–	(250,000)
Purchase of equipment	(9,039)	(1,389)
Security deposit	(5,926)	–
Net cash used in investing activities	(14,965)	(251,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on lines of credit	(263,825)	(12,169)
Borrowings under lines of credit	2,310,000	1,200,000
Deferred finance cost on lines of credit	(28,000)	–
Proceeds from issuance of common shares for cash	4,000,000	–
Proceeds from exercise of stock options	633,750	–
Net cash provided by financing activities	6,651,925	1,187,831

NET INCREASE IN CASH AND CASH EQUIVALENTS:	4,680,447	162,960
Cash and cash equivalents at beginning of period	12,279	9,501
Cash and cash equivalents at end of period	$4,692,726	$172,461
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$127,650	$55,510
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to line of credit agreement	144,024	153,200
Common shares issued for line of credit conversion	625,315	–
Common shares issued for line of credit extension	160,157	–
Common shares issued for outside services	–	43,500
Common shares issued for accounts payable	229,500	–
Common shares issued for deferred license fees	120,000	–
Issuance of warrants related to line of credit agreement	207,703	–
Warrants issued for services	14,719	–
Value of rights to exchange promissory notes for stock	304,400	–

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General - BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders, and related technology for use in surgery, emergency trauma treatment and other applications.  BioTime has entered the regenerative medicine business focused on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Products for the research market are being developed and marketed through BioTime's wholly owned subsidiary, Embryome Sciences, Inc.  Regenerative medicine refers to therapies based on hES cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  These novel stem cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime is focusing its current efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. These research-only markets generally can be marketed without regulatory (FDA) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products.  BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander products, primarily Hextend®.  BioTime began to make its first stem cell research products available during 2008 but has not yet generated significant revenues in that business segment.  BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.

The unaudited condensed consolidated interim balance sheet as of June 30, 2009, the unaudited condensed consolidated interim statements of operations for the three and six months ended June 30, 2009 and 2008, and the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2009 and 2008 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009 and for all interim periods presented have been made.  The balance sheet as of December 31, 2008 is derived from the Company's audited financial statements as of that date.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results anticipated for the full year of 2009.

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

       Subsequent Events - These condensed consolidated interim financial statements were approved by management and the Board of Directors and were issued on August 13, 2009.  Subsequent events have been evaluated through this date.

Effect of recently issued and adopted accounting pronouncements - In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on January 1, 2010.  The Company is currently evaluating the impact that the adoption of SFAS 167 could have on its financial condition, results of operations, and disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company beginning with the quarter ending September 30, 2009 and will not have an impact on its financial condition or results of operations.

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

In December 2007, the FAST issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51."  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure rquirements for existing minority interests.  All other requirements are applied prospectively.  BioTime does not anticipate that this SFAS will have any material impact upon its preparation of its financial statements.

2.  Lines of Credit

BioTime has a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in BioTime’s right to receive royalty and other payments under its license agreement with Hospira, Inc.  BioTime may borrow up to $3,500,000 under the Credit Agreement.  Following an amendment to the Credit Agreement in April 2009, the maturity date of this Revolving Line of Credit was extended to December 1, 2009 with respect to $2,669,282 in principal amount of loans.  BioTime repaid $223,834 of principal and accrued interest on loans that matured on April 15, 2009 and were not extended.  In addition, during the six months ended June 30, 2009, certain lenders exercised their right to exchange $625,315 of principal and accrued interest on loans for an aggregate of 423,934 BioTime common shares.  BioTime also received a total of $2,310,000 of new loans under the amended Credit Agreement during the six months ended June 30, 2009.  The Revolving Line of Credit is essentially now fully subscribed, and BioTime may only borrow a minimal remaining amount under the amended Credit Agreement.

Lenders who agreed to extend the maturity date of their outstanding loans and lenders who provided the additional new loan commitments during the quarter ended June 30, 2009 received from BioTime a number of common shares having an aggregate market value (based on closing price of the shares on the OTC-BB) equal to six percent (6%) of the lender’s loan commitment, as consideration for the extension of the term of their loans, or as consideration for making their new loan commitment.  BioTime issued a total of 113,549 common shares to those lenders.

The lenders have the right to exchange their promissory notes for BioTime common shares and for shares of Embryome Sciences, Inc. common stock.  Promissory notes that were exchangeable for BioTime common shares at a price of $1.25 per share and Embryome Sciences common stock at a price of $2.25 per share until April 15, 2009, may now be exchanged for BioTime common shares at $1.50 per share and for Embryome Sciences common stock at $2.75 per share until the extended maturity date, December 1, 2009.  Promissory notes that were exchangeable for BioTime common shares at a price of $1.50 and Embryome Sciences common stock at $2.50 until April 15, 2009, may now be exchanged for BioTime common shares at $1.75 per share and Embryome Sciences common stock at $3.00 per share until the extended maturity date.  Promissory notes issued for new loan commitments will be exchangeable for BioTime common shares at a price of $2.00 per share, and for Embryome Sciences common stock at $3.50 per share until December 1, 2009.  The foregoing per share exchange prices are subject to proportional adjustment in the event of a stock split, reverse stock split, or similar event.

During the quarter ended March 31, 2009, BioTime drew $1,480,000 under the Credit Agreement.  BioTime recognized as part of its interest expense an imputed cost arising from the right of Credit Agreement lenders to exchange their promissory notes for BioTime common shares at a discounted price.  BioTime determined the total imputed cost to be $299,900 of which $232,801 was charged to interest during the three months ended March 31, 2009, and the remaining portion of which was charged as interest in April 2009.

During the quarter ended June 30, 2009, BioTime drew $830,000 under the Credit Agreement.  BioTime recognized as part of its interest expense an imputed cost arising from the right of Credit Agreement lenders to exchange their promissory notes for BioTime common shares at a discounted price.  BioTime determined the total imputed cost to be $4,500, of which $964 was charged to interest during the three months ended June 30, 2009, and the remaining portion of which will be charged as interest during the remaining term of the promissory notes.

BioTime also obtained a line of credit from American Express in August 2004, which allowed for borrowings up to $25,300.  On June 11, 2009, BioTime paid American Express $20,413, which paid off this line of credit in full.  Interest was paid monthly on borrowings at a total rate equal to the prime rate plus 3.99%, subject to a minimum interest rate of 9.49%.  BioTime no longer has any borrowings under this line of credit.

BioTime also secured a line of credit from Advanta in November 2006, which allowed for borrowings up to $35,000.  On June 9, 2009, BioTime paid Advanta $32,495, which paid off this line of credit in full.  Interest was payable on borrowings at a Variable Rate Index, subject to a minimum rate of 8.25%.  BioTime no longer has any borrowings under this line of credit.

           The Company has accrued interest of $128,071 as of June 30, 2009.

3.    Deferred License Fees

In February 2009, BioTime’s wholly owned subsidiary, Embryome Sciences, Inc., entered into a Stem Cell Agreement with Reproductive Genetic Institute (“RGI”).  In partial consideration of the rights and licenses granted to Embryome Sciences, Inc., by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.

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

4.  Shareholders’ Deficit

            Total shareholders' deficit was reduced by $3,519,009, from $4,346,814 at December 31, 2008 to $827,805 at June 30, 2009.  This reduction was due to issuances of BioTime common shares for $4,000,000 in cash to two investors under Stock and Warrant Purchase Agreements dated May 13, 2009, to exercises of options at a total value of $633,750, to issuances of BioTime common shares in the amount of $144,024 for new loan commitments under our Credit Agreement, to debt converted to equity in the amount of $625,315, to debt extended in the amount of $160,157 in accordance with the Credit Agreement, to FAS 123R valuation of options and warrants vested during the quarter for a total value of $291,447, to the right of Credit Agreement lenders to exchange promissory notes for common shares for a total value of $304,400, and to the issuance of common shares for financial adviser services in the amount of $229,500 and for deferred license fees of $120,000.  The impact of the reduction was partially offset by net loss of $2,989,584 during the six months ended June 30, 2009.

5.  Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and six months ended June 30, 2009 and 2008, options to purchase 3,106,332 and 3,523,332 common shares, respectively, and warrants to purchase 10,722,034 and 7,847,867, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

6.  Subsequent Events

In July 2009, BioTime raised a total of $4,000,000 of equity capital through the sale of 2,200,000 common shares and 2,200,000 stock purchase warrants to two private investors.  The warrants entitle the investors to purchase additional common shares at an exercise price of $2.00 per share.  The warrants will expire on October 31, 2010 and may not be exercised after that date.   The shares and warrants were sold to the investors in reliance upon an exemption from registration under Section 4.2 of the Securities Act of 1933, as amended (the “Securities Act”).  BioTime has agreed to file a registration statement to register the warrants and shares issuable upon the exercise of the warrants for sale under the Securities Act, subject to certain limitations.  BioTime has also agreed to file a registration statement to register the common shares, or to permit the investors to include the common shares they purchase in any future registration statements that BioTime may file, after May 15, 2010, subject to certain limitations.

In August 2009, BioTime received royalties in the amount of $14,976 from CJ CheilJedang Corp. (“CJ”), and expects to receive royalties in the amount of $208,350 from Hospira.  These amounts are based on sales of Hextend made by Hospira and CJ in the second quarter of 2009, and will be reflected in BioTime’s condensed consolidated interim financial statements for the third quarter of 2009.

In August 2009, BioTime commenced an Exchange Offer to the holders of its Revolving Credit Notes issued under the Credit Agreement.  Under the terms of the Exchange Offer, each holder of a Revolving Credit Note tendered for exchange will receive (a) a number of BioTime common shares equal to the sum of the principal balance of the Revolving Credit Note divided by the applicable price per share for which the Revolving Credit Note may be exchanged for BioTime common shares under the terms of the Credit Agreement, (b) a warrant to purchase a number of common shares determined by multiplying the number of dollars in the principal balance of the Revolving Credit Note by 3%, (c) the amount of interest accrued on their Revolving Credit Note, and (d) the amount of additional interest that would have accrued on the principal balance of their Revolving Credit Note if they held their Revolving Credit Note to maturity on December 1, 2009.  The warrants to be issued in the Exchange Offer will be exercisable at a price of $2.00 per share, subject to adjustment under the terms of the Warrant Agreement governing the warrants, and will expire at 5:00 p.m., New York time, on October 31, 2010.  The BioTime common shares and warrants issued in the Exchange Offer will be issued without registration under the Securities Act.

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

We have entered the regenerative medicine business focused on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Products for the research market are being developed and marketed through our wholly owned subsidiary, Embryome Sciences, Inc.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  These novel stem cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. We are focusing our current efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. These research-only products generally can be marketed without regulatory (FDA) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products. We may also initiate development programs for human therapeutic applications should it be determined that it is practical to raise the required capital or to co-develop products with a third party on terms acceptable to the company.

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

Until such time as we are able to successfully commercialize any of the various regenerative medicine products and enter into commercial license agreements for those products and additional foreign commercial license agreements for Hextend, we will depend upon royalties from the sale of Hextend by Hospira and CJ as our principal source of revenues.

Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and ESpanTM, ReCyteTM, and EspyTM are trademarks of Embryome Sciences, Inc.  ACTCellerate™ is a trademark licensed to Embryome Sciences, Inc. by Advanced Cell Technology, Inc.

Stem Cells and Products for Regenerative Medicine Research

Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES cells are pluripotent, meaning that they have the potential to become any kind of cell found in the human body.  Since embryonic stem cells can now be derived in a noncontroversial manner, they are increasingly likely to be utilized in a wide array of future therapies to restore the function of organs damaged by degenerative diseases such as heart failure, stroke, and diabetes.

We are focusing our initial efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries.  These products are currently being marketed through our wholly owned subsidiary, Embryome Sciences, Inc.  By focusing our resources on products and technology that will be used by researchers and drug developers at larger institutions and corporations, we believe that we will able to commercialize products more quickly, using less capital, than developing therapeutic products our selves.  We may also attempt to develop our own human stem cell products for diagnostic and therapeutic uses in the future, if we believe that we have sufficient resources to do so or if we can do so in collaboration with other companies or institutions inside and outside the United States.

Embryome Sciences has already introduced its first stem cell research products, and is implementing plans to develop additional research products over the next two years.  One of our first products is a relational database that will permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  This database will provide the first detailed map of the embryome and will aid researchers in navigating the complexities of human development and in identifying the many hundreds of cell types coming from embryonic stem cells. Our embryome map data base is now available at our website Embryome.com.

Embryome Sciences acquired a license to use ACTCellerate™ technology and the rights to market approximately 100 progenitor cell types made using ACTCellerateTM technology.  ACTCellerate™ technology allows the rapid isolation of novel, highly-purified embryonic progenitor cells (“hEPCs”).  hEPCs are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  hEPCs may possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapy.

Embryome Sciences has entered into an agreement under which Millipore Corporation became a worldwide distributor of ACTCellerate™ hEPC lines.  Millipore’s initial offering of Embryome Sciences’ products will include six novel hEPC lines and optimized ESpanTM growth media for the in vitro propagation of each hEPC line.  The companies anticipate jointly launching 35 cell lines and associated ESpan™ growth media within the coming 12 months.  The Embryome Sciences products distributed by Millipore may also be purchased directly from Embryome Sciences at Embryome.com.

Embryome Sciences also plans to offer for sale an array of hES cell lines carrying inherited genetic diseases such as cystic fibrosis and muscular dystrophy.  When available, these hES products will also be sold online at Embryome.com.

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

On April 29, 2009, the California Institute of Regenerative Medicine (CIRM) awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ technology.  Our grant project is titled “Addressing the Cell Purity and Identity Bottleneck through Generation and Expansion of Clonal Human Embryonic Progenitor Cell Lines.”  In our CIRM-funded research project we will work with hEPCs generated using our ACTCellerate™ technology.  The hEPCs are relatively easy to manufacture on a large scale and in a purified state, which may make it advantageous to work with these cells compared to the direct use of hES cells.  We will work on identifying antibodies and other cell purification reagents that may be useful in the production of hEPCs that can be used to develop pure therapeutic cells such as nerve, blood vessel, heart muscle, cartilage, as well as other cell types.

Plasma Volume Expander Products

Our principal product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia.  Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ CheilJedang Corp. (“CJ”) under exclusive licenses from us.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.  Summit had entered into sublicenses with Maruishi Pharmaceutical Co., Ltd. (“Maruishi”) to obtain regulatory approval, manufacture, and market Hextend in Japan, and Hextend and PentaLyte in China and Taiwan.  However, Maruishi has withdrawn from the sublicense arrangement with Summit, and Summit has informed us that they intend to seek a replacement sublicensee.  Due to the withdrawal of Maruishi from its sublicense agreement, Summit will need to find a replacement sublicensee or other source of funding in order to complete clinical studies required in order to market Hextend.

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

Our royalty revenues for the three months ended June 30, 2009 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning January 1, 2009 and ending March 31, 2009.  Royalty revenues recognized for that three-month period were $351,724, a 3% increase from the $341,153 of royalty revenue during the same period last year.  The increase in royalties reflects an increase in sales to the United States Armed Forces, offset somewhat by a decrease in sales to hospitals.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

We recognized $73,226 and $67,725 of license fees from CJ and Summit during the three months ended June 30, 2009 and the three months ended June 30, 2008, respectively.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Notes 2 and 4 to the condensed interim financial statements.

We received royalties of $14,976 from CJ and expect to receive royalties of $208,350 from Hospira during August 2009 based on sales of Hextend during the three months ended June 30, 2009.  This revenue will be reflected in our financial statements for the third quarter of 2009.  For the same period last year, we received royalties of $24,143 from CJ and $341,391 from Hospira.  Royalties from CJ were included in license fees during prior accounting periods.

Operating Expenses

Research and development expenses were $639,594 for the three months ended June 30, 2009, compared to $416,978 for the three months ended June 30, 2008.  This increase is primarily attributable to an increase of $103,721 in laboratory supplies and expenses, an increase of $50,683 in salaries and related payroll fees and taxes allocated to research and development, an increase of $35,963 in rent allocated to research and development, an increase of $29,661 in outside research expenses, and an increase of $6,224 in scientific consulting expenses.  These increases were offset to some extent by a decrease of $2,646 in utilities allocated to research and development.

Research and development expenses were $1,165,418 for the six months ended June 30, 2009, compared to $764,129 for the six months ended June 30, 2008.  This increase is primarily attributable to an increase of $133,376 in laboratory supplies and expenses, an increase of $130,797 in rent allocated to research and development, an increase of $127,949 in salaries and related payroll fees and taxes allocated to research and development, an increase of $27,135 in outside research expenses.  These increases were offset to some extent by a decrease of $11,701 in insurance expense allocated to research and development.

Research and development expenses include laboratory study expenses, salaries, rent, insurance, and consultants’ fees.

General and administrative expenses increased to $900,146 for the three months ended June 30, 2009, from $532,358 for the three months ended June 30, 2008.  This increase is primarily attributable to an increase of $266,526 in stock appreciation rights compensation liability expenses, an increase of $62,920 in general and administrative consulting fees, an increase of $30,339 in expenses related to outside services, an increase of $26,891 in legal fees, an increase of $10,560 in storage fees, an increase of $9,009 in travel and entertainment expenses, and an increase of $8,991 in rent allocated to general and administrative costs.  These increases were offset in part by a decrease of $31,802 in accounting fees, and a decrease of $16,736 in office supplies and expenses.

General and administrative expenses increased to $1,582,320 for the six months ended June 30, 2009 from $968,297 for the six months ended June 30, 2008.  This increase is primarily attributable to an increase of $465,267 in compensation liability expenses with respect to stock appreciation rights granted to certain executive officers, an increase of $58,406 in outside services, an increase of $36,437 in taxes, an increase of $30,909 in travel and entertainment expenses, an increase of $26,699 in rent allocated to general and administrative costs, and an increase in depreciation expense by $13,863.  These increases were offset in part by a decrease of $18,731 in office supplies and expenses.

Interest and Other Income (Expense)

For the three months ended June 30, 2009, we incurred a total of $365,539 of interest expense, compared to interest expense of $126,528 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, we incurred a total of $973,566 of net interest expense, compared to net interest expense of $203,050 for the six months ended June 30, 2008.  These increases for both the three and six months ended June 30, 2009 reflect an increase in borrowings under our revolving line of credit.  Interest expense also includes an imputed cost arising from the right of Credit Agreement lenders to exchange their promissory notes for BioTime common shares at a discounted price; for the three and six months ended June 30, 2009, the imputed cost so included in interest expense was $68,064 and $300,864, respectively.  See Note 2 to the condensed interim financial statements.

Income Taxes

During the three months ended June 30, 2009 and 2008, there were no Federal and state income taxes owed, since BioTime has substantial net operating loss carryovers and has provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

Net cash used in operations during the six months ended June 30, 2009 amounted to approximately $1,956,000.  At June 30, 2009, we had $4,692,726 of cash and cash equivalents on hand, a line of credit for $3,500,000 from which $3,499,259 had been drawn.

During May and July, 2009, we raised $8,000,000 of equity capital through the sale of 4,400,000 common shares and 4,400,000 stock purchase warrants to two private investors.  The warrants entitle the investors to purchase additional common shares at an exercise price of $2.00 per share.  The warrants will expire on October 31, 2010 and may not be exercised after that date.   See Note 6 to the condensed interim financial statements for additional information.  Our cash on hand at June 30, 2009 does not include the $4,000,000 we received in July 2009 from the sale of a portion of those shares and warrants.

We have a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira.  We may borrow up to $3,500,000 under the Credit Agreement.  Following an amendment to the Credit Agreement in April 2009, the maturity date of our Revolving Line of Credit was extended to December 1, 2009 with respect to $2,669,282 in principal amount of loans.  We repaid $223,834 of principal and accrued interest on loans that matured on April 15, 2009 and were not extended.  In addition, during the six months ended June 30, 2009 certain lenders exercised their right to exchange $625,315 of principal and accrued interest on loans for an aggregate of 423,934 of our common shares.  We also received a total of $2,310,000 of new loans under the amended Credit Agreement during the six months ended June 30, 2009.  The Revolving Line of Credit is essentially now fully subscribed, and we may only borrow a minimal remaining amount under the amended Credit Agreement.

Lenders who agreed to extend the maturity date of their outstanding loans and lenders who provided the additional new loan commitments during the quarter ended June 30, 2009 received from BioTime a number of common shares having an aggregate market value (based on closing price of the shares on the OTC-BB) equal to six percent (6%) of the lender’s loan commitment, as consideration for the extension of the term of their loans, or as consideration for making their new loan commitment.  BioTime issued a total of 113,549 common shares to those lenders.

Lenders who extended the maturity date of their line of credit promissory notes, and those new lenders who made additional loan commitments, have the right to exchange their promissory notes for our common shares and for shares of Embryome Sciences, Inc. common stock.  Promissory notes that were exchangeable for our common shares at a price of $1.25 per share and Embryome Sciences common stock at a price of $2.25 per share until April 15, 2009, may now be exchanged for our common shares at $1.50 per share and for Embryome Sciences common stock at $2.75 per share until the extended maturity date, December 1, 2009.  Promissory notes that were exchangeable for our common shares at a price of $1.50 and Embryome Sciences common stock at $2.50 until April 15, 2009, may now be exchanged for our common shares at $1.75 per share and Embryome Sciences common stock at $3.00 per share until the extended maturity date.  Promissory notes issued for new loan commitments will be exchangeable for BioTime common shares at a price of $2.00 per share, and for Embryome Sciences common stock at $3.50 per share until December 1, 2009.  The foregoing per share exchange prices are subject to proportional adjustment in the event of a stock split, reverse stock split, or similar event.

We also obtained a line of credit from American Express in August 2004, which allowed for borrowings up to $25,300; on June 11, 2009, BioTime paid American Express $20,413, which paid off this line of credit in full.  BioTime no longer has any borrowings under this line of credit.  See Note 2 to the condensed interim financial statements for additional information.

We also secured a line of credit from Advanta in November 2006, which allows for borrowings up to $35,000; on June 9, 2009, BioTime paid Advanta $32,495, which paid off this line of credit in full.  BioTime no longer has any borrowings under this line of credit.  See Note 2 to the condensed interim financial statements for additional information.

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

We have no contractual obligations as of June 30, 2009, with the exception of two facilities lease agreements.  We currently have a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California (the “Emeryville lease”).  Under the Emeryville lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.  In April 2008, we entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California (the “Alameda sublease”).  We have now moved our headquarters to this new facility.  The Alameda sublease will expire on November 30, 2010.  Base monthly rent was $22,000 during 2008, and will be $22,600 during 2009, and $23,340 during 2010.  In addition to base rent, we will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not hold any market risk sensitive instruments as of June 30, 2009, December 31, 2008, or June 30, 2008.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain "disclosure and controls and procedures" as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report.  Following this review and evaluation , management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        In May 2009, we issued 140,000 stock purchase warrants to investment bankers in connection with the arrangement of loans under our Credit Agreement.

    In July, 2009, we raised $4,000,000 of equity capital through the sale of 2,200,000 common shares and 2,200,000 stock purchase warrants to two private investors.

In July 2009, we issued 25,000 stock purchase warrants to a third party in return for investor relations and publicity services performed for the benefit of BioTime.  The warrants have an exercise price of $2.00 per share, and expire on October 31, 2010.

Item 5.  Other Information

Our Board of Directors has set Thursday, October 15, 2009, at 2:00 p.m. as the date of our next annual meeting of shareholders.  Any shareholder who desires to submit a proposal for consideration and approval by the shareholders at the annual meeting and who wishes to have that proposal included in our proxy statement under SEC Rule 14a-8 must submit their proposal to us no later than September 1, 2009.  Any proposal received from a shareholder after that date will not be included in our proxy statement, and notice of the proposal will be considered untimely under SEC Rule 14a-5(e)(2).

Item 6.  Exhibits

Exhibit Numbers	Description
3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel ~~

4.6	Form of Warrant ~~

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTimeInc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $ 166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

10.37	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.38	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.39	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. ^^^^

10.40	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009.‡‡‡‡‡

10.41	Form of Amendment of Revolving Credit Note. ‡‡‡‡‡

10.42	Fifth Amendment of Security Agreement, dated April 15, 2009. ‡‡‡‡‡

10.43	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel ~~

10.44	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. ~~

10.45	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel. ~~
10.46
Co-Exclusive OEM Supply Agreement, date July 7, 2009, between Embryome Sciences, Inc. and Millipore Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).§

31	Rule 13a-14(a)/15d-14(a) Certification §

32	Section 1350 Certification §

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

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

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

†††	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

††††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

‡‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

~~	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

§	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 13, 2009	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 13, 2009	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

Exhibit Numbers	Description
3.1	Articles of Incorporation.†

3.2	Amendment of Articles of Incorporation.***

3.3	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel ~~

4.6	Form of Warrant ~~

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended.##

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).###

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTimeInc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Revolving Credit Line Agreement between BioTime, Inc, Alfred D. Kingsley, Cyndel & Co., Inc., and George Karfunkel, dated April 12, 2006.††††

10.17	Security Agreement executed by BioTime, Inc., dated April 12, 2006.††††

10.18	Form of Revolving Credit Note of BioTime, Inc. in the principal amount of $ 166,666.67 dated April 12, 2006.††††

10.19	First Amended and Restated Revolving Line of Credit Agreement, dated October 17, 2007. ####

10.20	Form of Amended and Restated Revolving Credit Note. ####

10.21	Form of Revolving Credit Note. ####

10.22	First Amended and Restated Security Agreement, dated October 17, 2007. ####

10.23	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.24	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.25	Second Amended and Restated Revolving Line of Credit Agreement, dated February 15, 2008.‡‡‡‡

10.26	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.27	Second Amended and Restated Security Agreement, dated February 15, 2008.‡‡‡‡

10.28	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.29	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.30	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.31	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.32	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.33	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.34	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.35	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.36	Fourth Amendment of Security Agreement.^^^

10.37	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.38	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.39	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. ^^^^

10.40	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009.‡‡‡‡‡

10.41	Form of Amendment of Revolving Credit Note. ‡‡‡‡‡

10.42	Fifth Amendment of Security Agreement, dated April 15, 2009. ‡‡‡‡‡

10.43	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel ~~

10.44	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. ~~

10.45	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel. ~~
10.46
Co-Exclusive OEM Supply Agreement, date July 7, 2009, between Embryome Sciences, Inc. and Millipore Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).§

31	Rule 13a-14(a)/15d-14(a) Certification §

32	Section 1350 Certification §

†	Incorporated by reference to BioTime’s Form 10-K for the fiscal year ended June 30, 1998.

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

###	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

†††	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

††††	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2005.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

‡‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

~~	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

§	Filed herewith.