Form 10-Q
period 2009-09-30
BIOTIME INC
filed 2009-11-12
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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
☒ Yes   ☐ No

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
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,305,817 common shares, no par value, as of November 10, 2009.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009 (unaudited)	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$7,942,577	$12,279
Accounts receivable	134,848	2,748
Prepaid expenses and other current assets	117,672	93,847
Total current assets	8,195,097	108,874

Equipment, net of accumulated depreciation of $626,122 and $602,510, for 2009 and 2008, respectively	114,215	105,607
Deferred license fees	880,000	750,000
Deposits	76,902	70,976
TOTAL ASSETS	$9,266,214	$1,035,457

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$709,070	$1,179,914
Lines of credit payable, net	135,455	1,885,699
Deferred license revenue, current portion	292,904	312,904
Total current liabilities	1,137,429	3,378,517

LONG-TERM LIABILITIES:
Stock appreciation rights compensation liability	2,684,013	483,688
Deferred license revenue, net of current portion	1,297,049	1,516,727
Deferred rent, net of current portion	1,263	3,339
Total long-term liabilities	3,982,325	2,003,754

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, no par value, authorized 75,000,000 shares; issued and outstanding 33,038,883 and 25,076,798 shares at September 30, 2009 and December 31, 2008, respectively	58,242,566	43,184,606
Contributed capital	93,972	93,972
Accumulated deficit	(54,190,078)	(47,625,392)
Total shareholders' equity (deficit)	4,146,460	(4,346,814)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$9,266,214	$1,035,457

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES:
License fees	$73,226	$70,850	$219,678	$204,728
Royalties from product sales	225,518	341,391	799,910	991,444
Grant income	144,899	-	151,699	-
Other revenue	3,350	14,690	4,540	22,340
Total revenues	446,993	426,931	1,175,827	1,218,512

EXPENSES:
Research and development	(744,201)	(548,478)	(1,909,619)	(1,312,607)
General and administrative	(2,637,133)	(792,306)	(4,520,317)	(1,760,514)
Total expenses	(3,381,334)	(1,340,784)	(6,429,936)	(3,073,121)

Loss from operations	(2,934,341)	(913,853)	(5,254,109)	(1,854,609)

OTHER INCOME/(EXPENSE):
Interest expense	(653,664)	(164,945)	(1,326,367)	(367,995)
Loss on sale of fixed assets	(1,159)	-	(1,159)	-
Other income, net	14,409	1,604	17,296	6,669
Total other expense, net	(640,414)	(163,341)	(1,310,230)	(361,326)
NET LOSS	$(3,574,755)	$(1,077,194)	$(6,564,339)	$(2,215,935)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.11)	$(0.05)	$(0.24)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	31,283,312	23,738,939	27,912,812	23,492,987

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,564,339)	$(2,215,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,904	8,335
Loss on write-off of fixed asset	1,159	–
Write-off of old receivables	2,538	–
Reclassification of licensing fees expensed in prior year	(10,000)	–
Amortization of deferred license revenues	(219,678)	(121,759)
Amortization of deferred finance cost on lines of credit	762,644	188,221
Amortization of deferred consulting fees	65,766	–
Amortization of deferred grant revenues	(20,000)	–
Amortization of deferred rent	(2,076)	2,999
Beneficial conversion feature	302,953	–
Stock appreciation rights compensation liability	2,200,325	–
Common stock issued for services	–	43,500
Stock-based compensation	124,458	376,518
Options: independent director compensation	141,907	–
Warrants issued for outside services	78,584	–
Warrants issued – interest expense (Line of Credit exchange offer)	190,845	–
Changes in operating assets and liabilities:
Accounts receivable	(134,638)	(1,344)
Prepaid expenses and other current assets	(74,872)	54,401
Accounts payable and accrued liabilities	(241,691)	480,382
Accrued interest on lines of credit	(43,158)	87,095
Other liabilities	–	5,026
Net cash used in operating activities	(3,414,369)	(1,092,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of royalty fee	–	(750,000)
Purchase of equipment	(34,671)	(1,390)
Security deposit	(5,926)	(50,000)
Net cash used in investing activities	(40,597)	(801,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on lines of credit	(263,825)	(21,802)
Borrowings under lines of credit	2,310,000	1,858,334
Deferred finance cost on lines of credit	(28,000)	–
Employee options exercised	653,750	–
Director options exercised	57,199	–
Outside consultant options exercised	137,500	–
Warrants exercised	518,640	–
Proceeds from issuance of common shares for cash	8,000,000	100,000
Net cash provided by financing activities	11,385,264	1,936,532

NET INCREASE IN CASH AND CASH EQUIVALENTS:	7,930,298	42,581
Cash and cash equivalents at beginning of period	12,279	9,501
Cash and cash equivalents at end of period	$7,942,577	$52,082
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$415,290	$59,389
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to line of credit agreement	144,024	153,200
Common shares issued for line of credit conversion	3,974,574	–
Common shares issued for line of credit extension	160,157	–
Common shares issued for outside services	–	43,500
Common shares issued for accounts payable	229,500	–
Common shares issued for deferred license fees	120,000	–
Issuance of warrants for new Line of Credit loans	207,703	–
Issuance of warrants for Line of Credit conversions	190,845
Warrants issued for services	93,303	–
Value of rights to exchange promissory notes for stock	304,400	–

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General - BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders, and related technology for use in surgery, emergency trauma treatment and other applications.  Beginning in 2007, BioTime entered the regenerative medicine business, focused on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Products for the research market are being developed and marketed through BioTime's wholly owned subsidiary, Embryome Sciences, Inc.  BioTime plans to develop stem cell products for therapeutic use to treat cancer through its new subsidiary OncoCyte Corporation, and through its subsidiary, BioTime Asia, Limited, in Hong Kong.

Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  These novel stem cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.  Embryome Sciences is focusing its current efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. These research-only markets generally can be marketed without regulatory (FDA) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products.  In July 2009, Embryome Sciences, Inc., entered into an agreement under which Millipore Corporation will become a worldwide distributor of ACTCellerate™ human progenitor cell lines.  Millipore’s initial offering of Embryome Sciences’ products will include six novel progenitor cell lines and optimized ESpan™ growth media for the in vitro propagation of each progenitor cell line.  The companies anticipate jointly launching 35 additional cell lines and associated ESpan™ growth media within the coming 12 months.

 BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander products, primarily Hextend®.  BioTime began to make its first stem cell research products available during 2008 but has not yet generated significant revenues in that business segment.  BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012, and BioTime received the first quarterly payment in the amount of $395,096 from CIRM on October 12, 2009.

The unaudited condensed consolidated interim balance sheet as of September 30, 2009, the unaudited condensed consolidated interim statements of operations for the three and nine months ended September 30, 2009 and 2008, and the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2009 and 2008 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009 and for all interim periods presented have been made.  The balance sheet as of December 31, 2008 is derived from BioTime's audited financial statements as of that date.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results anticipated for the full year of 2009.

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

Subsequent Events - These condensed consolidated interim financial statements were approved by management and the Board of Directors and were issued on November 10, 2009.  Subsequent events have been evaluated through this date.

Effect of recently issued and adopted accounting pronouncements –

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative, nongovernmental, U.S. Generally Accepted Accounting Principles (“GAAP”) to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP or how BioTime accounts for its transactions or the nature of related disclosures made; instead it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded, and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for BioTime beginning with the quarter ending September 30, 2009 and will not have an impact on its financial condition or results of operations.

In December 2007, the FASB issued an accounting pronouncement dealing with non-controlling interests in consolidated financial statements.  This pronouncement requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements.  It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  BioTime does not anticipate that this accounting pronouncement will have any material impact upon its preparation of its financial statements.

In January 2009, the FASB issued an accounting staff position on the subject of impairment guidance which amended earlier such guidance.  The goal of this new staff position was to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  This new guidance also retains and emphasizes the objective of an other-than-temporary impairment assessment provided in other related FASB guidance.  This staff position will be effective for interim and annual reporting periods ending after December 15, 2009, and will be applied prospectively.  BioTime does not anticipate that this staff position will have any material impact upon its preparation of its financial statements.

On April 1, 2009, the FASB issued an accounting staff position on the subject of  business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This staff position will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  BioTime does not anticipate that this staff position will have any material impact upon its preparation of its financial statements.

On April 9, 2009, the FASB issued an accounting staff position providing additional guidance for estimating fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased.  This staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This staff position will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively.  BioTime does not anticipate that this staff position will have any material impact upon its preparation of its financial statements.

On April 9, 2009, the FASB issued an accounting staff position amending the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This staff position does not amend existing recognition and measurement guidance related to other-than-temporary equity securities.  This staff position will be effective for interim and annual reporting periods ending after June 15, 2009.  BioTime does not anticipate that this staff position will have any material impact upon its preparation of its financial statements.

On April 9, 2009, the FASB issued an accounting staff position to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This staff position also amends earlier published FASB guidance to require those disclosures in summarized financial information at interim reporting periods.  This staff position will be effective for interim reporting periods ending after June 15, 2009.  BioTime does not anticipate that this staff position will have any material impact upon its preparation of its financial statements.

 In June 2009, the FASB issued an accounting pronouncement which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  This pronouncement clarifies that the determination of whether a company is required to consolidate an entity shall be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  This pronouncement also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  This pronouncement is effective for fiscal years beginning after November 15, 2009 and is effective for BioTime on January 1, 2010.  BioTime is currently evaluating the impact that the adoption of this pronouncement could have on its financial condition, results of operations, and disclosures.

2.  Lines of Credit

BioTime has a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in BioTime’s right to receive royalty and other payments under its license agreement with Hospira, Inc.  BioTime may borrow up to $3,500,000 under the Credit Agreement.  Following an amendment to the Credit Agreement in April 2009, the maturity date of this Revolving Line of Credit was extended to December 1, 2009 with respect to $2,669,282 in principal amount of loans.  BioTime repaid $223,834 of principal and accrued interest on loans that matured on April 15, 2009 and were not extended.  In addition, from January 1 through April 15, 2009, certain lenders exercised their right to exchange $624,415 of principal and accrued interest on loans for an aggregate of 423,934 BioTime common shares.  BioTime also received a total of $2,310,000 of new loans under the amended Credit Agreement during the period January 1 through May 19,  2009.

On August 20, 2009, BioTime completed an exchange offer with the holders of its revolving credit notes, through which BioTime issued 1,989,515 common shares and warrants to purchase 100,482 common shares in exchange for notes in the aggregate principal amount of $3,349,259.  BioTime also paid interest in the aggregate amount of $294,351 on the revolving credit notes tendered in the exchange offer.  The revolving credit notes were held by lenders under the Credit Agreement.  The warrants issued in the exchange offer are exercisable at a price of $2.00 per share, subject to adjustment under the terms of a Warrant Agreement governing the warrants, and will expire at 5:00 p.m. EST on October 31, 2010.

Revolving credit notes in the amount of $150,000 remain outstanding and will be payable with accrued interest upon maturity on December 1, 2009 unless converted into equity by the note holder per the terms of the Credit Agreement.  The remaining lenders have the right to exchange their revolving credit notes for BioTime common shares at a price of $2.00 per share, and for Embryome Sciences common stock at $3.50 per share until December 1, 2009.  The foregoing per share exchange prices are subject to proportional adjustment in the event of a stock split, reverse stock split, or similar event.

BioTime has accrued interest of $6,800 as of September 30, 2009.

3.    Deferred License Fees

In February 2009, BioTime’s wholly owned subsidiary, Embryome Sciences, Inc., entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to Embryome Sciences, Inc., by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.

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

4.  Shareholders’ Equity (Deficit)

Total shareholders' equity was increased by $8,493,274, from a deficit of $4,346,814 at December 31, 2008 to positive equity of $4,146,460 at September 30, 2009.  This increase was due to issuances of BioTime common shares for $8,000,000 in cash in May and July 2009 to two investors under Stock and Warrant Purchase Agreements dated May 13, 2009, to the exercises of options at a total value of $848,448, to the exercises of warrants at a total value of $518,640, to debt converted to equity in the amount of $3,974,574, to shares issued for new loan commitments of a total value of $144,024 during the period, to debt extended in the amount of $160,157 in accordance with the Credit Agreement, to valuation of options and warrants vested during the period for a total value of $758,216, to the right of Credit Agreement lenders to exchange promissory notes for common shares for a total value of $304,400,  to the issuance of common shares for financial adviser services in the amount of $229,500, and for deferred license fees of $120,000.  The impact of the reduction was partially offset by net loss of $6,564,339 during the nine months ended September 30, 2009.

5.  Loss Per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and nine months ended September 30, 2009 and 2008, options to purchase 3,498,000 and 3,678,332 common shares, respectively, and warrants to purchase 12,813,196 and 7,947,867, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

6.  Subsequent Events

In October 2009, BioTime formed a new subsidiary, OncoCyte Corporation, which then entered into a Stock Purchase Agreement under which it sold 3,000,000 of its common shares, no par value, to Mr. George Karfunkel for $2,000,000 in cash, representing a 15% interest in OncoCyte.  Under the Stock Purchase Agreement, Mr. Karfunkel has the right, but not the obligation, to purchase an additional 3,000,000 OncoCyte common shares for $2,000,000 on or before April 15, 2010.  Mr. Karfunkel beneficially owns more than 10% of the outstanding common shares of BioTime.  OncoCyte has agreed to file a registration statement to register Mr. Karfunkel’s OncoCyte shares for sale under the Securities Act of 1933, as amended (the “Securities Act”), upon his request but not earlier than one year after OncoCyte completes an initial public offering of its common shares.  Mr. Karfunkel may also include his shares in any registration statement filed by OncoCyte under the Securities Act at any time after the completion of an initial public offering of OncoCyte common shares, subject to certain exceptions and limitations.  OncoCyte will bear the costs of the registration statements, including without limitation all registration and filing fees, fees and expenses of compliance with securities or blue sky laws (including counsel’s fees and expenses), printing expenses, messenger and delivery expenses, listing fees and expenses, and fees and expenses of OncoCyte’s counsel, independent accountants, and other persons retained or employed by OncoCyte.  Mr. Karfunkel will pay any underwriters discounts applicable to the sale of his shares.  OncoCyte and Mr. Karfunkel have agreed to indemnify each other from certain liabilities, including liabilities under the Securities Act, that may arise in connection with the sale of his shares under any such registration statements.

In October 2009, BioTime received royalties in the amount of $19,692 from CJ CheilJedang Corp. (“CJ”), and received royalties in the amount of $257,388 from Hospira.  These amounts are based on sales of Hextend made by Hospira and CJ in the third quarter of 2009, and will be reflected in BioTime’s condensed consolidated interim financial statements for the fourth quarter of 2009.

In October 2009, BioTime’s Board of Directors approved grants of a total of 30,000 incentive stock options to five new employees.  These options have an exercise price of $4.60, which was the last closing price of BioTime’s stock immediately preceding this approval.

Between September 30, 2009 and November 10, 2009, there were exercises of 266,934 BioTime warrants, yielding total proceeds to BioTime of $533,868.

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

We have entered the regenerative medicine business focused on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Products for the research market are being developed and marketed through our wholly owned subsidiary, Embryome Sciences, Inc.    We plan to develop stem cell products for therapeutic use to treat cancer through our new subsidiary OncoCyte Corporation, and through our subsidiary BioTime Asia, Limited in Hong Kong.
.
Our operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of our plasma volume expander products, primarily Hextend.  We began to make our first stem cell research products available during 2008, but we have not yet generated significant revenues in that business segment.  Our ability to generate substantial operating revenue depends upon our success in developing and marketing or licensing our plasma volume expanders and stem cell products and technology for medical and research use.

Until such time as we are able to successfully commercialize any of the various regenerative medicine products and enter into commercial license agreements for those products and additional foreign commercial license agreements for Hextend, we will depend upon royalties from the sale of Hextend by Hospira and CJ as our principal source of revenues.

Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and ESpan™, ReCyte™, and Espy™ are trademarks of Embryome Sciences, Inc.  ACTCellerate™ is a trademark licensed to Embryome Sciences, Inc. by Advanced Cell Technology, Inc.

Stem Cells and Products for Regenerative Medicine Research

Regenerative medicine refers to therapies based on hES cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES cells are pluripotent, meaning they have the potential to become any kind of cell found in the human body.  Since embryonic stem cells can now be derived in a noncontroversial manner, they are increasingly likely to be utilized in a wide array of future therapies to restore the function of organs damaged by degenerative diseases such as heart failure, stroke, and diabetes.

Our subsidiary, Embryome Sciences, is focusing its efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries.  These research-only products generally can be marketed without regulatory (FDA) approval, and are therefore relatively near-term business opportunities that we believe can be commercialized more quickly, using less capital, than therapeutic products.

Embryome Sciences has already introduced its first stem cell research products, and is implementing plans to develop additional research products over the next two years.  One of the first products is a relational database that will permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  This database will provide the first detailed map of the embryome and will aid researchers in navigating the complexities of human development and in identifying the many hundreds of cell types coming from embryonic stem cells. Our embryome map data base is now available at the website Embryome.com.

Embryome Sciences acquired a license to use ACTCellerate™ technology and the rights to market approximately 100 progenitor cell types made using ACTCellerate™ technology.  ACTCellerate™ technology allows the rapid isolation of novel, highly-purified embryonic progenitor cells (“hEPCs”).  hEPCs are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  hEPCs may possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapy.

Embryome Sciences has entered into an agreement under which Millipore Corporation became a worldwide distributor of ACTCellerate™ hEPC lines.  Millipore’s initial offering of Embryome Sciences’ products will include six novel hEPC lines and optimized ESpan™ growth media for the in vitro propagation of each hEPC line.  The companies anticipate jointly launching 35 cell lines and associated ESpan™ growth media within the coming 12 months.  The Embryome Sciences products distributed by Millipore may also be purchased directly from Embryome Sciences at Embryome.com.

Embryome Sciences also plans to offer for sale an array of hES cell lines carrying inherited genetic diseases such as cystic fibrosis and muscular dystrophy. Other new products that Embryome Sciences has targeted for development are ESpy™ cell lines, which will be derivatives of hES cells that send beacons of light in response to the activation of particular genes.

Embryome Sciences also plans to bring to market new growth and differentiation factors that will permit researchers to manufacture specific cell types from embryonic stem cells, and purification tools useful to researchers in quality control of products for regenerative medicine.  As new products are developed, they will become available for purchase on Embryome.com.

We have also announced that we will organize a new subsidiary, BioTime Asia, Limited, for the purpose of clinically developing and marketing therapeutic stem cell products in Hong Kong, and marketing stem cell research products in China and other countries in Asia.  BioTime Asia will initially seek to develop the therapeutic products for the treatment of ophthalmologic, skin, musculo-skeletal system, and hematologic diseases, including the targeting of genetically modified stem cells to tumors as a novel means of treating currently incurable forms of cancer.

We have engaged the services of Dr. Lu Daopei to facilitate BioTime Asia in arranging and managing clinical trials of therapeutic stem cell products.  Dr. Lu is a world-renowned hematologist and expert in the field of hematopoietic stem cell transplants who pioneered the first successful syngeneic bone marrow stem cell transplant in the People’s Republic of China to treat aplastic anemia and the first allogeneic peripheral blood stem cell transplant to treat acute leukemia.  Nanshan Memorial Medical Institute Limited (“NSMMI”), a private Hong Kong company, has entered into an agreement with us under which NSMMI will become a minority shareholder in BioTime Asia and will provide BioTime Asia with its initial laboratory facilities and an agreed number of research personnel, and will arrange financing for clinical trials.

BioTime and our subsidiary, Embryome Sciences, Inc., will license the new venture rights to use certain stem cell technology, and will sell the new venture stem cell products for therapeutic use and for resale as research products.  To the extent permitted by law, BioTime Asia will license back to us for use outside of China any new technology that BioTime Asia might develop or acquire.

Our obligations are subject to certain conditions and contingencies, including the completion of feasibility studies for the venture.  Either we or NSMMI may terminate the agreement if certain clinical trial milestones are not met, including the commencement of the first clinical trial of a therapeutic stem cell product within two years.

During October 2009, we organized OncoCyte Corporation for the purpose of developing novel therapeutics for the treatment of cancer based on stem cell technology.  We and Embryome Sciences will license certain technology to OncoCyte restricted to the field of cell-based cancer therapies, including early patent filings on targeting stem cells to malignant tumors.  OncoCyte’s new therapeutic strategy and goal will be to utilize human embryonic stem cell technology to create genetically modified stem cells capable of homing to specific malignant tumors while carrying genes that can cause the destruction of the cancer cells.

There is no assurance that BioTime Asia or OncoCyte will be successful in developing any new technology or stem cell products, or that any technology or products that they may develop will be proven safe and effective in treating cancer or other diseases in humans, or be successfully commercialized.  Our potential therapeutic products are at a very early stage of preclinical development.  Before any clinical trials can be conducted by BioTime Asia or OncoCyte, they would have to compile sufficient laboratory test data substantiating the characteristics and purity of the stem cells, conduct animal studies, and then obtain all necessary regulatory and clinical trial site approvals, and assemble a team of physicians and statisticians for the trials.

On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ technology.  Our grant project is titled “Addressing the Cell Purity and Identity Bottleneck through Generation and Expansion of Clonal Human Embryonic Progenitor Cell Lines.”  In our CIRM-funded research project we will work with hEPCs generated using our ACTCellerate™ technology.  The hEPCs are relatively easy to manufacture on a large scale and in a purified state, which may make it advantageous to work with these cells compared to the direct use of hES cells.  We will work on identifying antibodies and other cell purification reagents that may be useful in the production of hEPCs that can be used to develop pure therapeutic cells such as nerve, blood vessel, heart muscle, and cartilage, as well as other cell types.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012, and we received the first quarterly payment in the amount of $395,096 from CIRM on October 12, 2009.

Plasma Volume Expander Products

Our principal product, Hextend, is a physiologically balanced blood plasma volume expander, for the treatment of hypovolemia.  Hextend is being distributed in the United States by Hospira, Inc. and in South Korea by CJ CheilJedang Corp. (“CJ”) under exclusive licenses from us.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.   Summit will need to find a sublicensee or other source of funding in order to complete clinical studies required to market Hextend.

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

Our royalty revenues for the three months ended September 30, 2009 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning April 1, 2009 and ending June 30, 2009.  Royalty revenues recognized for that three-month period were $225,518, a 34% decrease from the $341,391 of royalty revenue during the same period last year.  The decrease in royalties reflects a decrease in sales to the United States Armed Forces, offset somewhat by an increase in sales to hospitals.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

We received royalties of $19,692 from CJ and royalties of $257,388 from Hospira during October 2009 based on sales of Hextend during the three months ended September 30, 2009.  This revenue will be reflected in our financial statements for the fourth quarter of 2009.  For the same period last year, we received royalties of $19,887 from CJ and $212,009 from Hospira.  Royalties from CJ were included in license fees during prior accounting periods.

We recognized $73,226 and $70,865 of license fees from CJ and Summit during the three months ended September 30, 2009 and September 30, 2008, respectively.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.

On April 29, 2009, CIRM awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ technology.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012, and we received the first quarterly payment in the amount of $395,096 from CIRM on October 12, 2009.  We recognized $131,699 of grant revenue for the three and nine months ended September 30, 2009.

Operating Expenses

Research and development expenses were $744,201 for the three months ended September 30, 2009, compared to $548,478 for the three months ended September 30, 2008.  This increase is primarily attributable to an increase of $62,149 in laboratory supplies and expenses, an increase of $101,473 in salaries and related payroll fees and taxes allocated to research and development, an increase of $61,840 in outside research expenses, and an increase of $35,795 in stock-based compensation allocated to research and development.  These increases were offset to some extent by decreases in expenses allocated to research and development of $16,999 for rent and of $48,042 for insurance.

Research and development expenses were $1,909,619 for the nine months ended September 30, 2009, compared to $1,312,607 for the nine months ended September 30, 2008.  This increase is primarily attributable to an increase of $198,429 in laboratory supplies and expenses, an increase of $108,998 in rent allocated to research and development, an increase of $244,830 in salaries and related payroll fees and taxes allocated to research and development, an increase of $35,795 in stock-based compensation allocated to research and development, and an increase of $88,975 in outside research expenses.  These increases were offset to some extent by a decrease of $59,743 in insurance expense allocated to research and development.

Research and development expenses include laboratory study expenses, salaries, rent, insurance, and consultants’ fees.

General and administrative expenses increased to $2,637,133 for the three months ended September 30, 2009, from $792,306 for the three months ended September 30, 2008.  This increase is primarily attributable to an increase of $1,503,436 in stock appreciation rights compensation liability expenses, an increase of $15,194 in general and administrative consulting fees, an increase of $30,923 in expenses related to outside services, an increase of $43,963 in legal fees, an increase of $201,407 in compensation to our independent directors, an increase of $34,408 for expenses related to our Annual Meeting of Shareholders, an increase of $56,957 for investor and public relations expenses, and an increase of $23,270 for patent expenses.  These increases were offset in part by a decrease of $32,244 in accounting fees, and a decrease of $64,271 in stock-based compensation expenses allocated to general and administrative expense.

General and administrative expenses increased to $4,520,317 for the nine months ended September 30, 2009 from $1,760,514 for the nine months ended September 30, 2008.  This increase is primarily attributable to an increase of $1,968,702 in compensation liability expenses with respect to stock appreciation rights granted to certain executive officers, an increase of $89,330 in outside services, an increase of $24,544 in general and administrative consulting fees, an increase of $37,435 in travel and entertainment expenses, an increase of $27,249 in rent allocated to general and administrative costs, a net increase of $246,722 in stock-based compensation expenses allocated to general and administrative expense, an increase of $193,907 in compensation to our independent directors, an increase of $34,408 for expenses related to our Annual Meeting of Shareholders, an increase of $61,871 for investor and public relations expenses, an increase of $35,485 in legal fees, an increase of $21,731 for patent expenses, and an increase in depreciation expense by $16,572.  These increases were offset in part by a decrease of $13,815 in office supplies and expenses, a decrease of $22,093 in accounting fees, a decrease of $13,960 in licensing fees, and a decrease of $14,936 in insurance expenses allocated to general and administrative expense.

Interest and Other Income (Expense)

For the three months ended September 30, 2009, we incurred a total of $653,664 of net interest expense, compared to net interest expense of $164,945 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, we incurred a total of $1,326,367 of net interest expense, compared to net interest expense of $367,995 for the nine months ended September 30, 2008.  These increases for both the three and nine months ended September 30, 2009 reflect an increase in borrowings under our revolving line of credit.  Interest expense also includes an imputed cost arising from the right of Credit Agreement lenders to exchange their promissory notes for BioTime common shares at a discounted price; for the three and six months ended September 30, 2009, the imputed cost so included in interest expense was $2,089 and $302,954, respectively.  Also, as part of our Line of Credit exchange offer conducted in August 2009, we paid participating lenders interest that would have been owed them through December 1, 2009.  This interest paid for the period of August 16, 2009 through December 1, 2009 equaled approximately $118,000.   See Note 2 to the condensed interim financial statements.

Income Taxes

During the three months ended September 30, 2009 and 2008, there were no Federal and state income taxes owed, since BioTime has substantial net operating loss carryovers and has provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

Net cash used in operations during the nine months ended September 30, 2009 amounted to approximately $3,120,000.  At September 30, 2009, we had $7,942,577 of cash and cash equivalents on hand, and a line of credit for $3,500,000 from which $150,000 remained drawn and still payable.

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

During October 2009, our subsidiary OncoCyte Corporation raised $2,000,000 through the sale of 3,000,000 common shares to a private investor who also has the right, but not the obligation, to acquire an additional 3,000,000 OncoCyte common shares for $2,000,000 by April 15, 2009.  The capital raised by OncoCyte will be used to finance the initial stages of its research and development program.

We have a Revolving Line of Credit Agreement (the “Credit Agreement”) with certain private lenders that is collateralized by a security interest in our right to receive royalty and other payments under our license agreement with Hospira, Inc.  We may borrow up to $3,500,000 under the Credit Agreement.  Following an amendment to the Credit Agreement in April 2009, the maturity date of this Revolving Line of Credit was extended to December 1, 2009 with respect to $2,669,282 in principal amount of loans.  We repaid $223,834 of principal and accrued interest on loans that matured on April 15, 2009 and were not extended.  In addition, from January 1 through April 15, 2009, certain lenders exercised their right to exchange $624,415 of principal and accrued interest on loans for an aggregate of 423,934 BioTime common shares.  We also received a total of $2,310,000 of new loans under the amended Credit Agreement during the period January 1 through May 19, 2009.

On August 20, 2009, we completed an exchange offer with the holders of the revolving credit notes, through which we issued 1,989,515 common shares and warrants to purchase 100,482 common shares in exchange for revolving credit notes in the aggregate principal amount of $3,349,259.  We also paid interest in the aggregate amount of $294,351 on the revolving credit notes tendered in the exchange offer.  The warrants issued in the exchange offer are exercisable at a price of $2.00 per share, subject to adjustment under the terms of a Warrant Agreement governing the warrants, and will expire at 5:00 p.m. EST on October 31, 2010.

Revolving credit notes in the amount of $150,000 remain outstanding and will be payable with accrued interest upon maturity on December 1, 2009 unless converted into equity by the note holder per the terms of the Credit Agreement.  The remaining lender has the right to exchange their promissory notes for BioTime common shares at a price of $2.00 per share, and for Embryome Sciences common stock at $3.50 per share until December 1, 2009.  The foregoing per share exchange prices are subject to proportional adjustment in the event of a stock split, reverse stock split, or similar event.

In April 2009, CIRM awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ technology.  CIRM will provide funding for this research project over a period of three years, with approximately $1,600,000 expected to be available during the first 12 months.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012, and we received the first quarterly payment in the amount of $395,096 from CIRM on October 12, 2009, of which $131,699 is recognized as grant income for the three and nine months ended September 30, 2009.

BioTime had approximately 12.8 million warrants outstanding as of September 30, 2009.  These warrants have an exercise price of $2.00 per warrant, they expire on October 31, 2010, and they are callable under certain conditions.  These conditions include our common stock being traded on a national exchange, public registration of the warrants (of which approximately 7.5 million are already currently registered), and the price of the shares traded on a national exchange being $4.00 or greater for 20 consecutive days.

There are no current plans to call the warrants.  If exercised, the warrants would provide us with approximately $25 million of additional capital resources.

Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain.  Although we have recently been awarded a research grant from CIRM for a particular project, we must finance our other research and operations with funding from other sources.  Although OncoCyte has raised $2,000,000 to fund the start-up of its initial research and development program, it will need to raise substantial amounts of additional capital or to collaborate with another stem cell or pharmaceutical development company to develop products in its field of research.  BioTime Asia will rely upon NSMMI to provide or raise financing for its operations.  The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

We had no contractual obligations as of September 30, 2009, with the exception of two facilities lease agreements.  We currently have a fixed, non-cancelable operating lease on our office and laboratory facilities in Emeryville, California (the “Emeryville lease”).  Under the Emeryville lease, we are committed to make payments of $11,127 per month, increasing 3% annually, plus our pro rata share of operating costs for the building and office complex, through May 31, 2010.  In April 2008, we entered into a sublease of approximately 11,000 square feet of office and research laboratory spaced at 1301 Harbor Bay Parkway, in Alameda, California (the “Alameda sublease”).  We have now moved our headquarters to this new facility.  The Alameda sublease will expire on November 30, 2010.  Base monthly rent was $22,000 during 2008, and will be $22,600 during 2009, and $23,340 during 2010.  In addition to base rent, we will pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the subleased premises are located.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not hold any market risk sensitive instruments as of September 30, 2009, December 31, 2008, or September 30, 2008.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report.  Following this review and evaluation , management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held on October 15, 2009.  At the meeting our shareholders elected nine directors to serve until the next annual meeting and until their successors are duly elected and qualified.  Our shareholders also approved an amendment to our articles of incorporation that increased the number of authorized common shares from 50,000,000 to 75,000,000, and two amendments of our 2002 Employee Stock Option Plan that made an additional 4,000,000 shares available for the grant of stock options or the sale of restricted stock to our key employees, directors, and consultants.  The shareholders also ratified the Board of Directors’ selection of Rothstein Kass & Company, P.C. as our independent public accountants to audit our financial statements for the current fiscal year.  The following tables show the votes cast by our shareholders and any abstentions and broker non-votes with respect to the matters presented to shareholders for a vote at the meeting:

Election of Directors

Nominee	Votes For	Percent of Vote	Votes Withheld

Neal C. Bradsher	27,492,709	99.31%	190,802
Arnold I. Burns	27,437,588	99.11%	245,923
Robert N. Butler	27,487,411	99.29%	196,100
Abraham E. Cohen	27,436,048	99.11%	247,463
Valeta A. Gregg	27,516,693	99.40%	166,818
Alfred D. Kingsley	27,514,388	99.39%	169,123
Pedro Lichtinger	27,476,494	99.25%	207,017
Judith Segall	27,517,747	99.40%	165,764
Michael D. West	27,514,809	99.39%	168,702

Amendment of Articles of Incorporation

	Shares Voted	Percent of Quorum

For	27,289,482	98.58%
Against	315,238
Abstain	78,791
Broker Non-Votes	-

Amendments of 2002 Stock Option Plan

	Shares Voted	Percent of Quorum

For	18,306,538	66.13%
Against	621,140
Abstain	41,252
Broker Non-Votes	8,714,581

Ratification of Appointment of Independent Accountants

	Shares Voted	Percent of Quorum

For	27,555,842	99.54%
Against	68,694
Abstain	58,975
Broker Non-Votes	-

Item 6.  Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments.§

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel ~~

4.6	Form of Warrant ~~

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended. §

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).##

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.17	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.18	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.19	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.20	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.21	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.22	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.23	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.24	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.25	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.26	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.27	Fourth Amendment of Security Agreement.^^^

10.28	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.29	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.30	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. ^^^^

10.31	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009.‡‡‡‡‡

10.32	Form of Amendment of Revolving Credit Note. ‡‡‡‡‡

10.33	Fifth Amendment of Security Agreement, dated April 15, 2009. ‡‡‡‡‡

10.34	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel. ~~

10.35	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. ~~

10.36	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel. ~~~

10.37
Co-Exclusive OEM Supply Agreement, date July 7, 2009, between Embryome Sciences, Inc. and Millipore Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). ~~~

10.38	Stock Purchase Agreement between OncoCyte Corporation and George Karfunkel.§

10.39	Registration Rights Agreement between OncoCyte Corporation and George Karfunkel. §

31	Rule 13a-14(a)/15d-14(a) Certification. §

32	Section 1350 Certification. §

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

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

##	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

†††	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

‡‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

~~	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

~~~	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

§	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 12, 2009	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 12, 2009	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments.§

3.2	By-Laws, As Amended.#

4.1	Specimen of Common Share Certificate.+

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company++

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. +++

4.4	Form of Warrant+++

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel ~~

4.6	Form of Warrant ~~

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.+

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.+

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.+

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.*

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.+

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.+

10.7	2002 Stock Option Plan, as amended. §

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).##

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).^

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.**

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.‡

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates ‡‡

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. And Summit Pharmaceuticals International Corporation‡‡‡

10.14	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.††

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.†††

10.16	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.++++

10.17	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.****

10.18	Form of Amended and Restated Revolving Credit Note.‡‡‡‡

10.19	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.~

10.20	Third Amended and Restated Security Agreement, dated March 31, 2008.~

10.21	Sublease Agreement between BioTime, Inc. and Avigen, Inc.++++

10.22	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. ^^

10.23	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^

10.24	License Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.25	Sublicense Agreement, dated August 15, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. ^^^

10.26	Fourth Amendment of Revolving Line of Credit Agreement.^^^

10.27	Fourth Amendment of Security Agreement.^^^

10.28	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. ^^^^

10.29	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. ^^^^

10.30	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. ^^^^

10.31	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009.‡‡‡‡‡

10.32	Form of Amendment of Revolving Credit Note. ‡‡‡‡‡

10.33	Fifth Amendment of Security Agreement, dated April 15, 2009. ‡‡‡‡‡

10.34	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel. ~~

10.35	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. ~~

10.36	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel. ~~~

10.37
Co-Exclusive OEM Supply Agreement, date July 7, 2009, between Embryome Sciences, Inc. and Millipore Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). ~~~

10.38	Stock Purchase Agreement between OncoCyte Corporation and George Karfunkel.§

10.39	Registration Rights Agreement between OncoCyte Corporation and George Karfunkel. §

31	Rule 13a-14(a)/15d-14(a) Certification. §

32	Section 1350 Certification. §

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

+++	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

##	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

*	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

**	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

‡	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

‡‡	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

††	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

†††	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

***	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2006.

****	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

~	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

++++	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

^^^	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

^^^^	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

‡‡‡‡‡	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

~~	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

~~~	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

§	Filed herewith.