Form 10-Q
period 2010-03-31
BIOTIME INC
filed 2010-05-05
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

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
☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,996,017 common shares, no par value, as of April 26, 2010.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010 (unaudited)	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$11,173,062	$12,189,081
Inventory	56,582	38,384
Prepaid expenses and other current assets	168,844	138,547
Total current assets	11,398,488	12,366,012

Equipment, net of accumulated depreciation of $64,711 and $54,291, respectively	155,465	131,133
Deferred license fees	1,095,000	880,000
Deposits	51,900	55,926
TOTAL ASSETS	$12,700,853	$13,433,071

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$503,060	$530,958
Deferred grant income	263,397	263,397
Deferred license revenue, current portion	360,339	367,904
Total current liabilities	1,126,796	1,162,259

LONG-TERM LIABILITIES:
Deferred license revenue, net of current portion	1,158,162	1,223,823

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued	-	-
Common shares, no par value, authorized 75,000,000 shares; issued and outstanding shares: 33,911,603 and 33,667,659 at March 31, 2010 and December 31, 2009, respectively	60,403,249	59,722,318
Contributed capital	93,972	93,972
Accumulated deficit	(54,056,655)	(52,769,891)
Total shareholders’ equity	6,440,566	7,046,399
Noncontrolling interest	3,975,329	4,000,590
Total equity	10,415,895	11,046,989
TOTAL LIABILITIES AND EQUITY	$12,700,853	$13,433,071

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

REVENUES:
License fees	$73,226	$73,226
Royalties from product sales	297,000	222,667
Grant income	395,096	-
Other revenues	1,805	850
Total revenues	767,127	296,743

EXPENSES:
Research and development	(1,159,951)	(525,824
General and administrative	(933,298)	(682,174)
Total expenses	(2,093,249)	(1,207,998)

Loss from operations	(1,326,122)	(911,255)

OTHER INCOME/(EXPENSES):
Interest expense	(58)	(608,027)
Interest and other income	14,155	1,068
Total other income (expenses), net	14,097	(606,959)
NET LOSS	(1,312,025)	(1,518,214)
Net loss attributable to the noncontrolling interest	25,261	-
Net loss attributable to BioTime, Inc.	$(1,286,764)	$(1,518,214)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	33,719,203	25,303,963

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,286,764)	$(1,518,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital leased assets	10,420	8,152
Amortization of deferred license revenues	(73,226)	(73,226)
Amortization of deferred finance cost on lines of credit	-	513,836
Amortization of deferred consulting fees	-	32,793
Amortization of deferred rent	(1,894)	-
Stock-based compensation	138,826	31,538
Options issued as independent director compensation	85,817	-
Net loss allocable to noncontrolling interest	(25,261)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,105)	(603)
Inventory	(18,198)	-
Prepaid expenses and other current assets	(29,192)	(30,153)
Accounts payable and accrued liabilities	(26,004)	(299,002)
Interest on lines of credit	-	87,580
Stock appreciation rights compensation liability	-	218,467
Deferred rent	-	3,047
Net cash used in operating activities	(1,226,581)	(1,025,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(34,752)	(3,264)
Payment for license fees	(215,000)	-
Security deposit received (paid)	4,026	(4,026)
Net cash used in investing activities	(245,726)	(7,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee options exercised	48,400	-
Outside consultant options exercised	70,000	-
Warrants exercised	337,888	-
Repayment of line of credit	-	(1,848)
Borrowings under lines of credit	-	1,480,000
Issuance of common shares for exercise of options	-	83,750
Net cash provided by financing activities	456,288	1,561,902

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS:	(1,016,019)	528,827
Cash and cash equivalents at beginning of period	12,189,081	12,279
Cash and cash equivalents at end of period	$11,173,062	$541,106
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34	$6,430
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of stock related to line of credit agreement	$-	$93,024
Common shares issued for accounts payable	-	229,500
Common shares issued for deferred license fees	-	120,000
Common shares issued for line of credit conversion	-	52,911
Warrants issued for services	-	14,719
Right to exchange promissory notes for stock feature on notes payable	-	299,900

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General - BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment, and other applications.  Beginning in 2007, BioTime entered the regenerative medicine business, focused on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Products for the research market are being developed and marketed through BioTime’s wholly-owned subsidiary, Embryome Sciences, Inc.  BioTime plans to develop stem cell products for therapeutic use to treat cancer through its new subsidiary, OncoCyte Corporation, and to develop therapies to treat cancer and other diseases through BioTime Asia, Limited, a subsidiary formed as a Hong Kong corporation.

Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  The novel stem cells involved provide a means of manufacturing every cell type in the human body, and therefore show considerable promise for the development of a number of new therapeutic products.   Embryome Sciences is focusing its current efforts in the regenerative medicine field on the development and sale of advanced human stem cell products and technologies that can be used by researchers at universities and other institutions, by companies in the bioscience and biopharmaceutical industries, and by other companies that provide research products to companies in those industries.  Selling to these research-only markets generally does not require regulatory (FDA) approval, and therefore offers relatively near-term business opportunities when compared to developing and selling therapeutic products.  In July 2009, Embryome Sciences, Inc. entered into an agreement under which Millipore Corporation became a worldwide distributor of ACTCellerate™ human progenitor cell lines.  Millipore’s initial offering of Embryome Sciences’ products consists of six novel progenitor cell lines and optimized ESpan™ growth media for the in vitro propagation of each progenitor cell line, which are being marketed and distributed on a worldwide basis.  The companies anticipate jointly launching 29 additional cell lines and associated ESpan™ growth media within the coming 12 months.

BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander products, primarily Hextend®.  BioTime began to make its first stem cell research products available during 2008 but has not yet generated significant revenues in that business segment.  BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012, and BioTime receives quarterly payments from CIRM in the amount of $395,096 each.

The unaudited condensed consolidated interim balance sheet as of March 31, 2010, the unaudited condensed consolidated interim statements of operations for the three months ended March 31, 2010 and 2009, and the unaudited condensed consolidated interim statements of cash flows for the three months ended March 31, 2010 and 2009 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010 and for all interim periods presented have been made.  The consolidated balance sheet as of December 31, 2009 is derived from the Company's annual audited financial statements as of that date.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results anticipated for the full year of 2010.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime's Form 10-K for the year ended December 31, 2009.

Principles of Consolidation – The accompanying condensed consolidated interim financial statements include the accounts of Embryome Sciences, Inc., a wholly-owned subsidiary of BioTime; the accounts of OncoCyte Corporation, a subsidiary of which BioTime owned approximately 74% of the outstanding shares of common stock as of March 31, 2010; and the accounts of BioTime Asia, a subsidiary which was wholly-owned by BioTime as of March 31, 2010.  All material intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.

Certain Significant Risks and Uncertainties - BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to the following: the results of clinical trials of BioTime’s pharmaceutical products; BioTime’s ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its pharmaceutical products; BioTime’s ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for BioTime products; BioTime’s ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime’s products; and the availability of reimbursement for the cost of BioTime’s pharmaceutical products (and related treatment) from government health administration authorities, private health coverage insurers, and other organizations.

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

Effect of recently issued and recently adopted accounting pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  This standard requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price and is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  This standard is effective for BioTime on January 1, 2011.  BioTime’s management is currently evaluating the impact that the adoption of this standard will have on BioTime’s consolidated financial condition, results of operations, and disclosures.

2.  Inventory

At March 31, 2010 and December 31, 2009, BioTime’s wholly-owned subsidiary, Embryome Sciences, held $38,703 and $23,031, respectively, of inventory of all finished products on-site at its corporate headquarters in Alameda, California.  At March 31, 2010 and December 31, 2009, $17,879 and $15,353, respectively, of inventory of all finished products was held by a third party on consignment.

3.  Equity

Warrants

BioTime, as part of rights offerings and other agreements, has issued warrants to purchase its common shares.  At March 31, 2010, 12,095,401 warrants to purchase common shares with a weighted average exercise price of $1.99 and a weighted average remaining contractual life of 0.61 years were outstanding.

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

As of March 31, 2010, BioTime had no issued and outstanding preferred shares.

Common shares

BioTime is authorized to issue 75,000,000 common shares of stock with no par value.  As of March 31, 2010, BioTime had issued and outstanding 33,911,603 common shares of stock.

During the three months ended March 31, 2010, BioTime received total cash of $118,400 for the exercise of 75,000 options, and $337,888 for the exercise of 168,944 warrants.  Average cash receipts were $1.579 for options and $2.00 for warrants.

During the three months ended March 31, 2010 and 2009, BioTime recognized stock-based compensation expense of $224,643 and $31,538, respectively.

4. Loss per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three months ended March 31, 2010 and 2009, options to purchase 3,542,000 and 3,440,832 common shares, respectively, and warrants to purchase 12,095,401 and 7,847,867 common shares, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

5.  Subsequent Events

On May 3, 2010, we completed the acquisition of all of the issued preferred shares and ordinary shares of ES Cell International Pte Ltd, a Singapore private limited company (“ESI”), and the secured promissory notes (the “Notes”) in the amount of approximately $35,000,000 of principal and accrued interest, issued by ESI to a former ESI shareholder.  We issued, in the aggregate, 1,383,400 BioTime common shares, and warrants to purchase an additional 300,000 common shares at an exercise price of $10 per share to acquire all of the ESI shares and Notes.

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

Our second business segment is regenerative medicine.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology designed to rebuild cell and tissue function lost due to degenerative disease or injury.  These novel stem cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.

The initial focus of our efforts in the regenerative medicine field has been the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, by companies in the bioscience and biopharmaceutical industries, and by other companies that provide research products to companies in those industries.  Research-only products generally can be marketed without approval by regulatory agencies such as the United States Food and Drug Administration (“FDA”), and are therefore relatively near-term business opportunities when compared to therapeutic products.  These products are currently being marketed through our wholly-owned subsidiaries, Embryome Sciences, Inc. and BioTime Asia, Limited.

We have also initiated development programs for human therapeutic applications of hES and iPS cells, focused primarily on the treatment of cancer, ophthalmologic, skin, musculo-skeletal system, and hematologic diseases.  Cancer research and development programs will be conducted in the United States by our subsidiary OncoCyte Corporation, while BioTime Asia, Limited, a subsidiary formed as a Hong Kong corporation, will conduct research and development programs in the People’s Republic of China for the treatment of cancer and other diseases.

On May 3, 2010, we acquired ES Cell International Pte Ltd, a Singapore private limited company (“ESI”).  Established in 2000, ESI has been at the forefront of advances in hES technology, being one of the earliest distributors of hES cell lines to the research community.  More recently, ESI has produced an additional six new clinical-grade human embryonic stem cell lines that were derived following principles of good manufacturing practice (“GMP”) and currently offers them for potential use in therapeutic product development.

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

Stem Cells and Products for Regenerative Medicine Research

We are developing products and technology for use in the emerging field of regenerative medicine.  Regenerative medicine refers to therapies based on hES cell and iPS cell technology.  Because these cells have the ability to transform into all of the cells of the human body (a property called pluripotency), they may provide a means of producing a host of new products of interest to medical researchers.  For example, it may be possible to use hES and iPS cells to develop new cell lines designed to rebuild cell and tissue function lost due to degenerative disease or injury, and new cell lines for basic research and discovery of new drugs.  Since embryonic stem cells can now be derived in a noncontroversial manner, including through the use of iPS technology, they are increasingly likely to be utilized in a wide array of future research programs in the attempt to restore the function of organs and tissues damaged by degenerative diseases such as heart failure, stroke, Parkinson’s disease, macular degeneration, and diabetes, as well as many others.

On March 16, 2010, we announced the publication of a scientific paper titled “Spontaneous Reversal of Developmental Aging in Normal Human Cells Following Transcriptional Reprogramming,” which was published in the peer-reviewed journal Regenerative Medicine. The paper explains the use of iPS technology to reverse the developmental aging of normal human cells.  Using precise genetic modifications, normal human cells were induced to reverse both the “clock” of differentiation (the process by which an embryonic stem cell becomes the many specialized differentiated cell types of the body), and the “clock” of cellular aging (telomere length).  As a result, aged differentiated cells became young stem cells capable of regeneration.  These findings may have significant implications for the development of new classes of cell-based therapies targeting age-related degenerative disease.

On April 29, 2009, CIRM awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ embryonic stem cell technology.  Our grant project is titled “Addressing the Cell Purity and Identity Bottleneck through Generation and Expansion of Clonal Human Embryonic Progenitor Cell Lines.”  In our CIRM-funded research project we will work with human embryonic progenitor cells (“hEPCs”) generated using our ACTCellerate™ technology.  These hEPCs are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  The hEPCs may possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapy.  The hEPCs are relatively easy to manufacture on a large scale and in a purified state, which may make it advantageous to work with these cells compared to the direct use of hES cells.  We will work on identifying antibodies and other cell purification reagents that may be useful in the production of hEPCs that can be used to develop pure therapeutic cells such as nerve, blood vessel, heart muscle, and cartilage, as well as other cell types.

In addition to acquiring and developing hES cell, iPS cell, and hEPC technology, we have already commenced marketing our first stem cell products for research use through our subsidiaries, Embryome Sciences, Inc. and BioTime Asia, Limited.  Embryome Sciences has entered into an agreement under which Millipore Corporation became a worldwide distributor of ACTCellerate™ hEPC lines.  Millipore’s initial offering of Embryome Sciences’ products consists of six novel hEPC lines and optimized ESpan™ growth media for the in vitro propagation of each hEPC line.  The companies anticipate jointly launching 29 additional hEPC lines and associated ESpan™ growth media within the coming 12 months.  The Embryome Sciences products distributed by Millipore may also be purchased directly from Embryome Sciences at Embryome.com.

Embryome Sciences is also developing a relational database that will permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  This database will provide the first detailed map of the embryome and will aid researchers in navigating the complexities of human development and in identifying the many hundreds of cell types coming from embryonic stem cells.  Our embryome map data base is now available at our website Embryome.com.

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

Embryome Sciences also plans to bring to market other new stem cell growth and differentiation factors that will permit researchers to manufacture specific cell types from hES cells, and purification tools useful to researchers in quality control of products for regenerative medicine.  As new products are developed, they will become available for purchase on Embryome.com.

Our initial efforts to develop therapeutic stem cell products are being conducted through two subsidiaries, BioTime Asia, Limited and OncoCyte Corporation.  We organized BioTime Asia for the purpose of clinically developing and marketing therapeutic stem cell products in the People’s Republic of China, and marketing stem cell research products in China and other countries in Asia.  BioTime Asia will initially seek to develop the therapeutic products for the treatment of ophthalmologic, skin, musculo-skeletal system, and hematologic diseases, including the targeting of genetically modified stem cells to tumors as a novel means of treating currently incurable forms of cancer.

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

Our acquisition of ESI will allow us to use ESI’s clinical-grade hES cell lines with our ACTCellerateTM and ReCyteTM technologies that allow the derivation of human embryonic progenitor clonal cell lines with high levels of purity and scalability.  Our goal will be to generate clonal clinical-grade embryonic progenitor cell lines for potential use in research products and therapeutic products with a level of purity and quality unsurpassed in the industry.

There is no assurance that BioTime Asia, OncoCyte, or ESI will be successful in developing any new technology or stem cell products, or that any technology or products that they may develop will be proven safe and effective in treating cancer or other diseases in humans, or will be successfully commercialized.  Our potential therapeutic products are at a very early stage of preclinical development.  Before any clinical trials can be conducted by BioTime Asia, OncoCyte, or ESI, those subsidiaries would have to compile sufficient laboratory test data substantiating the characteristics and purity of the stem cells, conduct animal studies, and then obtain all necessary regulatory and clinical trial site approvals, and assemble a team of physicians and statisticians for the trials.

Plasma Volume Expander Products

We develop blood plasma volume expanders, blood replacement solutions for hypothermic (low temperature) surgery, organ preservation solutions, and technology for use in surgery, emergency trauma treatment, and other applications.  Our first product, Hextend®, is a physiologically balanced blood plasma volume expander used for the treatment of hypovolemia.  Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury.  Hextend maintains circulatory system fluid volume and blood pressure and helps sustain vital organs during surgery.  Hextend, approved for use in major surgery, is the only blood plasma volume expander that contains lactate, multiple electrolytes, glucose, and a medically approved form of starch called hetastarch.   Hextend is sterile, so its use avoids the risk of infection.  Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures.

Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers, and is part of the United States Armed Forces Tactical Combat Casualty Care protocol.  We believe that as Hextend use proliferates within leading U.S. hospitals, other smaller hospitals will follow their lead, contributing to sales growth.

We are also developing another blood volume replacement product, PentaLyte.  It, like Hextend, has been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance.  We have completed a Phase II clinical trial of PentaLyte in which PentaLyte was used to treat hypovolemia in cardiac surgery.  Our ability to commence and complete additional clinical studies of PentaLyte depends on our cash resources, the costs involved, and licensing arrangements with a pharmaceutical company capable of manufacturing and marketing PentaLyte.  We are currently seeking a licensee or co-developer to advance the commercialization of PentaLyte.

Hextend is manufactured and distributed in the United States by Hospira, Inc., and in South Korea by CJ CheilJedang Corp. (“CJ”), under license from us.  Summit Pharmaceuticals International Corporation (“Summit”) has a license to develop Hextend and PentaLyte in Japan, the People’s Republic of China, and Taiwan.

Results of Operations

Revenues

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend and pay us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales.  For example, royalties on sales made during the fourth quarter of 2009 were not recognized until the first quarter of fiscal year 2010.  Our royalty revenues for the three months ended March 31, 2010 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning October 1, 2009 and ending December 31, 2009.  Royalty revenues recognized for that three-month period were $297,000, a 33% increase from the $222,667 of royalty revenue during the same period last year.  The increase in royalties reflects an increase in sales to the United States Armed Forces, which was partially offset by a decrease in sales to hospitals.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.

We recognized $73,226 of license fees from CJ and Summit during both the three months ended March 31, 2010 and the three months ended March 31, 2009.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.

Royalties based on sales of Hextend made during the three months ended March 31, 2010 will be reflected in our financial statements for the second quarter of 2010. We have not yet received all royalty payments or complete royalty reports with respect to Hextend sales made during the first quarter of 2010.

Operating Expenses

Research and development expenses were $1,159,951 for the three months ended March 31, 2010, compared to $525,824 for the three months ended March 31, 2009. This increase is primarily attributable to an increase of $182,953 in salaries allocated to research and development, an increase of $45,066 in fringe benefits and employment taxes allocated to research and development expense, an increase of $83,889 in scientific consulting fees, an increase of $87,752 in stock-based compensation allocated to research and development expense, an increase of $41,320 in license and patent fees, an increase of $137,733 in outside research costs, and an increase of $81,497 in expenditures made to cover laboratory expenses and supplies. These increases were offset to some extent by a decrease of $22,780 in rent expense allocated to research and development. Research and development expenses include laboratory study expenses, salaries, rent, insurance, and consultants’ fees.

General and administrative expenses increased to $933,298 for the three months ended March 31, 2010, from $682,174 for the three months ended March 31, 2009.  This increase is primarily attributable to an increase of $35,829 in investor and public relations expenses, an increase of $59,562 in salaries allocated to general and administrative expense, an increase of $156,112 in compensation paid to our independent directors, and an increase of $177,651 in legal fees and general and administrative patent expenses.  These increases were offset in part by a decrease of $218,467 in stock appreciation rights compensation liability.

Interest and Other Income (Expense)

For the three months ended March 31, 2010, we incurred a total of $58 of interest expense, compared to interest expense of $608,027 for the three months ended March 31, 2009.  This decrease was due primarily to the payment in full in 2009 of our borrowings under various lines of credit.

Income Taxes

During the three months ended March 31, 2010 and 2009, there were no Federal and state income taxes, since BioTime has substantial net operating loss carryovers and has provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At March 31, 2010, we had $11,173,062 of cash and cash equivalents on hand.  We may need to obtain additional debt or equity capital in order to finance our operations.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain.  Although we have recently been awarded a research grant from CIRM for a particular project, we must finance our other research and operations with funding from other sources.

At March 31, 2010, we had issued and outstanding 12,095,401 common share purchase warrants, most of which are exercisable at a price of $2.00 per share, and all of which expire in the fourth quarter of 2010.  At that same date, 6,870,752 of those warrants had been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were publicly traded on the NYSE Amex, and 5,224,649 warrants were issued without registration under the Securities Act and are not yet listed for trading on the NYSE Amex.  We plan to register for sale under the Securities Act and to list on the NYSE Amex the 5,224,649 additional outstanding warrants that were issued without registration under the Securities Act.  We plan to use proceeds from the exercise of those warrants to fund our operations and a planned additional investment of $2,250,000 in OncoCyte.  In order to provide warrant holders with an incentive to exercise their warrants prior to the October 31, 2010 warrant expiration date, we plan to offer the warrant holders the opportunity to exercise their warrants at a price of $1.818 per share, representing a discount of $0.182 per share from the regular warrant exercise price of $2.00 per share.  The commencement and expiration dates of the warrant discount offer have not yet been determined.  The warrant discount offer will not commence until a registration statement pertaining to the warrant discount offer becomes effective under the Securities Act.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the three months ended March 31, 2010, we received approximately $693,901 of cash in our operations.  Our sources of that cash were approximately $268,700 of royalty revenues from Hospira and approximately $28,300 from CJ.  We also received research grant installments totaling $395,096 from the California Institute of Regenerative Medicine, and we recognized that total amount in revenues as of March 31, 2010.

Cash used in operations

During the three months ended March 31, 2010, our total research and development expenditures were approximately $1,159,951 and our general and administrative expenditures were approximately $933,298.  Net loss for the three months ended March 31, 2010, amounted to $1,286,764.  Net cash used in operating activities during this period amounted to $1,226,581.  The difference between the net loss and net cash used in operating activities during the three months ended March 31, 2010, was primarily attributable to amortization of $73,226 in deferred license revenues, net loss of $25,261 allocable to the noncontrolling interest in our OncoCyte Corporation subsidiary, an increase of $29,192 in prepaids and other current assets, and a decrease of $26,004 in accounts payable and accrued expenses; this change was offset to some extent by an increase of $224,643 in stock-based compensation paid to employees, consultants, and independent directors.

Cash generated by financing activities

During the three months ended March 31, 2010, $456,288 in net cash was provided from our financing activities.  During this period, we received $118,400 in connection with the exercises of 75,000 options and $337,888 in connection with the exercises of 168,944 warrants.

Contractual obligations

We had no contractual obligations as of March 31, 2010, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facility in Alameda, California.  The lease expires on November 30, 2010.  Base monthly rent was $22,600 during 2009, and will be $23,340 during 2010.  In addition to base rent, we pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

Future capital needs

We will depend upon royalties from the sale of Hextend by Hospira and CJ and upon our research grant from CIRM as our principal sources of revenues for the near future.  Our royalty revenues from Hospira and CJ will be supplemented by any revenues that we may receive from our stem cell research products, and by license fees if we enter into new commercial license agreements for our products.  Also, Millipore recently began marketing six hEPC lines for Embryome Sciences, but it is too early to predict future revenues from the sale of our stem cell research products by Millipore.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We did not hold any market risk sensitive instruments as of March 31, 2010, December 31, 2009, or March 31, 2009.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of  Equity Securities and Use of Proceeds

On May 3, 2010, we completed the acquisition of all of the issued preferred shares and ordinary shares of ESI, and the secured promissory notes (the “Notes”) in the amount of approximately $35,000,000 of principal and accrued interest, issued by ESI to a former ESI shareholder.  We issued, in the aggregate, 1,383,400 BioTime common shares, and warrants to purchase an additional 300,000 common shares at an exercise price of $10 per share to acquire all of the ESI shares and Notes.  The BioTime shares and warrants were issued without registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration under Section 4(2), Regulation D, and Regulation S.

Item 6.  Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments.24

3.2	By-Laws, As Amended.2

4.1	Specimen of Common Share Certificate.1

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company.3

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company.4

4.4	Form of Warrant.4

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel.22

4.6	Form of Warrant.22

4.7	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte Ltd.25

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg.1

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz.1

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall.1

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg.7

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License.1

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares.1

10.7	2002 Stock Option Plan, as amended.24

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).5

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).6

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp.8

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.9

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates.10

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation.11

10.14	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc.12

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation.13

10.16	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West.17

10.17	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation.14

10.18	Form of Amended and Restated Revolving Credit Note.15

10.19	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008.16

10.20	Third Amended and Restated Security Agreement, dated March 31, 2008.16

10.21	Sublease Agreement between BioTime, Inc. and Avigen, Inc.17

10.22	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc.18

10.23	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc.18

10.24	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc.19

10.25	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc.19

10.26	Fourth Amendment of Revolving Line of Credit Agreement.19

10.27	Fourth Amendment of Security Agreement.19

10.28	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute.20

10.29	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. 20

10.30	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody.20

10.31	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009.21

10.32	Form of Amendment of Revolving Credit Note.21

10.33	Fifth Amendment of Security Agreement, dated April 15, 2009.21

10.34	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel.22

10.35	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P.22

10.36	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel.22

10.37
Co-Exclusive OEM Supply Agreement, date July 7, 2009, between Embryome Sciences, Inc. and Millipore Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).23

10.38	Stock Purchase Agreement between OncoCyte Corporation and George Karfunkel.24

10.39	Registration Rights Agreement between OncoCyte Corporation and George Karfunkel.24

10.40	Employment Agreement, dated August 3, 2009, between BioTime, Inc. and Walter Funk.25

10.41
Equity and Note Purchase Agreement entered into as of April 28, 2010 by and among BioTime, Inc., ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., and Biomedical Sciences Investment Fund Pte Ltd.25

10.42	Registration Rights Agreement, dated May 3, 2010, between BioTime, Inc. and the security holders named therein.25

10.43	Transfer Agreement dated May 3, 2010 between BioTime, Inc. and certain shareholders of ES Cell International Pte Ltd.25

10.44	Escrow Agreement dated May 3, 2010 among BioTime, Inc., ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., Biomedical Sciences Investment Fund Pte Ltd., and Wells Fargo Bank, National Association. 25

31	Rule 13a-14(a)/15d-14(a) Certification.25

32	Section 1350 Certification.25

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

BIOTIME, INC.

Date: May 5, 2010	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 5, 2010	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer