Form 10-Q
period 2010-06-30
BIOTIME INC
filed 2010-08-16
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,919,101 common shares, no par value, as of August 5, 2010.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010 (unaudited)	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$18,056,089	$12,189,081
Inventory	49,478	38,384
Prepaid expenses and other current assets	880,571	138,547
Total current assets	18,986,138	12,366,012

Equipment, net of accumulated depreciation of $85,496 and $54,291, respectively	339,418	131,133
Deferred license and consulting fees	2,165,700	880,000
Deposits	51,900	55,926
Intangible assets, net	12,603,756	-
TOTAL ASSETS	$34,146,912	$13,433,071
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$795,505	$530,958
Deferred grant income	263,397	263,397
Deferred license revenue, current portion	323,581	367,904
Total current liabilities	1,382,483	1,162,259

LONG-TERM LIABILITIES:
Deferred license revenue, net of current portion	1,121,693	1,223,823

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued	-	-
Common shares, no par value, authorized 75,000,000 shares; issued and outstanding shares: 39,980,703 and 33,667,659 at June 30, 2010 and December 31, 2009, respectively	83,989,113	59,722,318
Contributed capital	93,972	93,972
Accumulated other comprehensive loss	(5,910)	-
Accumulated deficit	(56,315,757)	(52,769,891)
Total shareholders’ equity	27,761,418	7,046,399
Noncontrolling interest	3,881,318	4,000,590
Total equity	31,642,736	11,046,989
TOTAL LIABILITIES AND EQUITY	$34,146,912	$13,433,071

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES:
License fees	$58,216	$73,226	$131,442	$146,452
Royalties from product sales	215,293	351,724	512,294	574,391
Grant income	395,095	6,800	790,191	6,800
Other revenue	11,674	340	13,479	1,190
Total revenues	680,278	432,090	1,447,406	728,833

EXPENSES:
Research and development	(1,429,027)	(639,594)	(2,588,978)	(1,165,418)
General and administrative	(1,566,675)	(900,146)	(2,499,973)	(1,582,320)
Total expenses	(2,995,702)	(1,539,740)	(5,088,951)	(2,747,738)

Loss from operations	(2,315,424)	(1,107,650)	(3,641,545)	(2,018,905)
OTHER INCOME/(EXPENSES):
Interest expense	(99)	(365,539)	(157)	(973,566)
Other income/(loss)	(38,263)	1, 819	(24,108)	2,887
Total other income/(expenses), net	(38,362)	(363,720)	(24,265)	(970,679)
NET LOSS	(2,353,786)	(1,471,370)	(3,665,810)	(2,989,584)
Less: Net loss attributable to the noncontrolling interest	$94,011	$-	$119,272	$-

Net loss attributable to BioTime, Inc.	$(2,259,775)	$(1,471,370)	$(3,546,538)	$(2,989,584)

Foreign currency translation loss	(5,910)	-	(5,910)	-

COMPREHENSIVE NET LOSS	$(2,265,685)	$(1,471,370)	$(3,552,448)	$(2,989,584)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.05)	$(0.10)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	37,562,372	27,085,454	35,651,404	26,199,630

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,546,538)	$(2,989,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital leased assets	31,221	16,416
Amortization of deferred license revenues	(146,453)	(146,452)
Amortization of deferred finance cost on lines of credit	-	773,645
Amortization of deferred consulting fees	-	65,766
Amortization of deferred rent	(1,894)	-
Amortization of intangible asset	128,333	-
Stock-based compensation	284,130	69,025
Options issued as independent director compensation	171,634	-
Warrants issued as compensation for consulting services	132,090	-
Foreign currency translation adjustment	5,910	-
Share in net loss from investment in nonconsolidated company	51,881	-
Net loss allocable to noncontrolling interest	(119,272)	-
Changes in operating assets and liabilities:
Accounts receivable, net	32,607	1,956
Inventory	(11,094)	-
Prepaid expenses and other current assets	65,445	(2,192)
Accounts payable and accrued liabilities	(34,881)	(320,942)
Interest on lines of credit	-	78,113
Stock appreciation rights compensation liability	-	504,719
Deferred grant income	-	(6,800)
Deferred rent	-	(183)
Net cash used in operating activities	(2,956,881)	(1,956,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(144,780)	(9,039)
Payment of license fees	(215,000)	-
Cash paid as part of acquisition of ESI	(80,000)	-
Security deposit received (paid)	3,997	(5,926)
Net cash used in investing activities	(435,783)	(14,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee options exercised	48,400	-
Director options exercised	19,672	-
Outside consultant options exercised	82,350	-
Warrants exercised	8,890,981	-
Repayment of line of credit	-	(263,825)
Borrowings under lines of credit	-	2,310,000
Deferred finance cost on lines of credit	-	(28,000)
Proceeds from issuance of common shares for cash	-	4,000,000
Proceeds from exercise of stock options	-	633,750
Net cash provided by financing activities	9,041,403	6,651,925

NET INCREASE IN CASH AND CASH EQUIVALENTS:	5,648,739	4,680,447
Cash and cash equivalents at beginning of period	12,407,350	12,279
Cash and cash equivalents at end of period	$18,056,089	$4,692,726
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$137	$127,650
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued as part of acquisition of ESI	$11,011,864	$-
Common shares issued for accounts payable	-	229,500
Common shares issued for deferred license fees	-	120,000
Common shares issued for line of credit conversion	-	625,315
Common shares issued for line of credit extension	-	160,157
Issuance of warrants related to line of credit agreement	-	207,703
Warrants issued as part of acquisition of ESI	1,778,727	-
Warrants issued for services	1,846,948	14,719
Right to exchange promissory notes for stock feature on notes payable	-	304,400

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General - BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment, and other applications.  Beginning in 2007, BioTime entered the regenerative medicine business, focused on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Products for the research market are being developed and marketed through BioTime’s wholly-owned subsidiary, Embryome Sciences, Inc.  BioTime plans to develop stem cell products for therapeutic use to treat cancer through its new subsidiary, OncoCyte Corporation, to develop therapies to treat cancer and other diseases through BioTime Asia, Limited, a subsidiary formed as a Hong Kong corporation, and to develop therapeutic applications of stem cells to treat orthopedic diseases and injuries through its newly formed subsidiary OrthoCyte Corporation.  On May 3, 2010, BioTime also acquired ES Cell International Pte. Ltd. (“ESI”), a Singapore private limited company.  Established in 2000, ESI focuses on hES technology, and is a distributor of hES cell lines to the research community.  ESI holds over 49% of the shares of Cell Cure Neurosciences Ltd. (“Cell Cure”), an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  See Note 5 for additional information about this acquisition.

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

BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander products, primarily Hextend®.  BioTime began to make its first stem cell research products available during 2008 but has not yet generated significant revenues from sales of those products.  BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012, and BioTime receives quarterly payments from CIRM in the amount of $395,096 each.

The unaudited condensed consolidated interim balance sheet as of June 30, 2010, the unaudited condensed consolidated interim statements of comprehensive loss for the three and six months ended June 30, 2010 and 2009, and the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010 and for all interim periods presented have been made.  The consolidated balance sheet as of December 31, 2009 is derived from the Company’s annual audited financial statements as of that date.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results anticipated for the full year of 2010.  See also Note 5 for additional discussion regarding consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime’s Form 10-K for the year ended December 31, 2009.

Deferred License and Consulting Fees – Deferred license and consulting fees consist of $1,979,036 attributable to the value of warrants issued to third parties for services and to the minority shareholder in BioTime Asia for its participation in the organization of that company, and $1,095,000 in deferred license fees paid to acquire rights to use the proprietary technologies of third parties.  The value of the warrants is being amortized over the lives of the warrants, and BioTime plans to amortize deferred license fees over the estimated revenue periods of any products sold that rely on the licensed proprietary technologies rather than based on the actual terms of the licenses.  Deferred license fees have not yet been amortized because BioTime is in the process of launching its first stem cell research products and has not yet received significant revenues from stem cell product sales.

Principles of Consolidation - The accompanying condensed consolidated interim financial statements include the accounts of Embryome Sciences, Inc., OrthoCyte Corporation, and ES Cell International Pte Ltd, all wholly owned subsidiaries of BioTime; the accounts of OncoCyte Corporation, a subsidiary of which BioTime owned approximately 74% of the outstanding shares of common stock as of June 30, 2010; and the accounts of BioTime Asia, a subsidiary of which BioTime owned approximately 81% of the outstanding shares as of June 30, 2010.  Due to ESI’s approximately 49% ownership interest in Cell Cure, a proportionate share of Cell Cure’s net loss is reflected in the condensed consolidated interim financial statements.  All material intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.  See also Note 5.

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

Effect of recently issued and recently adopted accounting pronouncements – In April 2010, the FASB issued an Accounting Standards Update which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts.  The amendments in this standard provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted.  This standard becomes effective for BioTime on January 1, 2011.  BioTime’s management is currently evaluating the impact that the adoption of this standard will have on BioTime’s consolidated financial condition, results of operations, and disclosures.

2.  Inventory

At June 30, 2010 and December 31, 2009, BioTime’s wholly-owned subsidiary, Embryome Sciences, held $31,599 and $23,031, respectively, of inventory of all finished products on-site at its corporate headquarters in Alameda, California.  At June 30, 2010 and December 31, 2009, $17,879 and $15,353, respectively, of inventory of all finished products was held by a third party on consignment.

3.  Equity

Warrants

BioTime, as part of rights offerings and other agreements, has issued warrants to purchase its common shares.  At June 30, 2010, 8,075,403 warrants to purchase common shares with a weighted average exercise price of $2.37 and a weighted average remaining contractual life of 1.97 years were outstanding.  Most of these warrants carry an exercise price of $2.00 per share and will expire on October 31, 2010.  In order to provide the holders of the warrants expiring on October 31, 2010 with an incentive to exercise their warrants prior to that date, BioTime has offered them the opportunity to exercise their warrants at a price of $1.818 per share.  This warrant discount offer commenced on June 18, 2010, and will expire at 5:00 p.m., New York time, on August 18, 2010.

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

As of June 30, 2010, BioTime had no issued and outstanding preferred shares.

Common shares

BioTime is authorized to issue 75,000,000 common shares with no par value.  As of June 30, 2010, BioTime had issued and outstanding 39,980,703 common shares.

During the three months ended June 30, 2010, BioTime received total cash of $32,022 for the exercise of 15,702 options, and $8,553,093 for the exercise of 4,669,998 warrants.  Average cash receipts were $2.04 for options and $1.83 for warrants.

During the six months ended June 30, 2010, BioTime received total cash of $150,422 for the exercise of 90,702 options, and $8,890,981 for the exercise of 4,838,942 warrants.  Average cash receipts were $1.66 for options and $1.84 for warrants.

During the six months ended June 30, 2010 and 2009, BioTime recognized stock-based compensation expense of $455,764 and $69,025, respectively, due to stock-based compensation granted to employees and directors.  During the six months ended June 30, 2010, BioTime granted 1,325,000 options under its various Option Plans; no options were granted during the six months ended June 30, 2009.  During the six months ended June 30, 2010, BioTime also recognized $132,090 of expense due to warrants granted as compensation for consulting services.

4. Loss per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and six month periods ended June 30, 2010 and the three and six month periods ended June 30, 2009, options to purchase 3,536,298 and 3,106,332 common shares, respectively, and warrants to purchase 8,075,403 and 10,722,034 common shares, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

5.  Acquisition of ES Cell International Pte Ltd

On May 3, 2010, BioTime completed the acquisition of all of the issued preferred shares and ordinary shares of ES Cell International Pte Ltd (“ESI”), a Singapore private limited company, and the secured promissory notes (the “Notes”) issued by ESI to a former ESI shareholder (the “Acquisition”). BioTime issued, in the aggregate, 1,383,400 common shares, and warrants to purchase an additional 300,000 common shares at an exercise price of $10 per share, to acquire all of the ESI shares and the Notes in the Acquisition.  BioTime did not incur or assume any indebtedness when it acquired ESI.

The Acquisition is being accounted for under the purchase method of accounting, after giving effect to certain pro forma adjustments.  The pro forma adjustments are preliminary and are based on BioTime management’s estimates of the fair values and useful lives of the assets acquired and liabilities assumed, and were prepared to illustrate the estimated effect of the Acquisition.  In accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 3, 2010.  BioTime amortizes intangibles over their estimated useful lives.  In accordance with ASC 805, BioTime does not amortize goodwill.  The purchase price was allocated using the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The total purchase price for the Acquisition is $12,870,591.  It is being allocated as indicated:

Components of the purchase price:
BioTime common shares	$11,011,864
BioTime warrants	1,778,727
Cash	80,000
Total purchase price	$12,870,591

Preliminary allocation of purchase price:
Assets acquired and Liabilities assumed:
Cash	$222,766
Prepaid and other current assets	65,005
Property and equipment	96,661
Intangible assets, net	12,783,970
Current liabilities	(297,811)
Net assets acquired	$12,870,591

The fair value of the shares issued was based on the closing price per BioTime common share on the NYSE Amex on May 3, 2010, which was $7.96.  The fair value of the warrants issued was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term of four years, which is equal to the contractual life of the warrants; risk-free rate of  2.015%; 0% expected dividend yield; 118.20% expected volatility; a stock price of $7.96; and an exercise price of $10.

6.  Unaudited Pro Forma Interim Financial Information – Six and Three Months Ended June 30, 2010 and 2009

The following unaudited pro forma information gives effect to the acquisition of ES Cell International Pte Ltd. as if the acquisition took place on January 1, 2009.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Revenues	$1,778,765	$965,101

Net income (loss) available to common shareholders	$(4,938,584)	$(4,439,261)

Net income (loss) per common share - basic	$(0.13)	$(0.16)

Net income (loss) per common share - diluted	$(0.13)	$(0.16)

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Revenues	$853,462	$550,224

Net income (loss) available to common shareholders	$(2,791,507)	$(2,196,208)

Net income (loss) per common share - basic	$(0.07)	$(0.08)

Net income (loss) per common share - diluted	$(0.07)	$(0.08)

7.  Subsequent Events

In July 2010, BioTime received royalties in the amount of $25,772 from CJ CheilJedang Corp. (“CJ”), and in August 2010, it received royalties in the amount of $189,323 from Hospira.  These amounts are based on sales of Hextend made by Hospira and CJ in the second quarter of 2010, and will be reflected in BioTime’s condensed consolidated interim financial statements for the third quarter of 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company engaged in two areas of biomedical research and product development.  The first products we developed consist of blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment, and other applications.  Our lead blood plasma expander product, Hextend®, is a physiologically balanced intravenous solution used in the treatment of hypovolemia.  Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury.  Hextend maintains circulatory system fluid volume and blood pressure and keeps vital organs perfused during surgery and trauma care.

We are now primarily focusing our business on regenerative medicine.  Regenerative medicine refers to therapies based on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology designed to rebuild cell and tissue function lost due to degenerative disease or injury.  These novel stem cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.

The initial focus of our efforts in the regenerative medicine field has been the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, by companies in the bioscience and biopharmaceutical industries, and by other companies that provide research products to companies in those industries.  Research-only products generally can be marketed without approval by regulatory agencies such as the United States Food and Drug Administration (“FDA”), and are therefore relatively near-term business opportunities when compared to therapeutic products.  These products are currently being marketed through our subsidiaries, Embryome Sciences, Inc., BioTime Asia, Limited, and our recently acquired subsidiary, ES Cell International Pte. Ltd (“ESI”).

We have also initiated development programs for human therapeutic applications of hES and iPS cells, focused primarily on the treatment of cancer, ophthalmologic, skin, musculo-skeletal system, and hematologic diseases.  Cancer research and development programs will be conducted in the United States by our subsidiary OncoCyte Corporation.  Our newly formed subsidiary OrthoCyte Corporation will work to develop therapeutic applications of stem cells to treat orthopedic diseases and injuries.  BioTime Asia, Limited, a subsidiary formed as a Hong Kong corporation, will conduct research and development programs in the People’s Republic of China for the treatment of cancer and other diseases.

On May 3, 2010, we acquired ESI.  Established in 2000, ESI has been at the forefront of advances in hES technology, being one of the earliest distributors of hES cell lines to the research community.  ESI has also produced six clinical-grade human embryonic stem cell lines that were derived following principles of current Good Manufacturing Practice (“cGMP”) and currently offers them for potential use in therapeutic product development.  ESI holds over 49% of the shares of Cell Cure Neurosciences Ltd. (“Cell Cure”), an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.

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

In March 2010, we announced the publication of a scientific paper titled “Spontaneous Reversal of Developmental Aging in Normal Human Cells Following Transcriptional Reprogramming,” which was published in the peer-reviewed journal Regenerative Medicine. The paper explains the use of iPS technology to reverse the developmental aging of normal human cells.  Using precise genetic modifications, normal human cells were induced to reverse both the “clock” of differentiation (the process by which an embryonic stem cell becomes the many specialized differentiated cell types of the body), and the “clock” of cellular aging (telomere length).  As a result, aged differentiated cells became young stem cells capable of regeneration.  These findings may have significant implications for the development of new classes of cell-based therapies targeting age-related degenerative disease.

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

In addition to acquiring and developing hES cell, iPS cell, and hEPC technology, we have already commenced marketing our first stem cell products for research use through our subsidiaries, Embryome Sciences, Inc. and BioTime Asia, Limited.  We are presently offering for sale 17 novel ACTCellerate™ hEPC lines and optimized ESpan™ growth media for the in vitro propagation of those hEPC lines.  Embryome Sciences has entered into an agreement under which Millipore Corporation became a worldwide distributor of ACTCellerate™ hEPC lines.  Millipore’s initial offering of Embryome Sciences’ products consists of six novel hEPC lines and optimized ESpan™ growth media for the in vitro propagation of each hEPC line.  The companies anticipate jointly launching 29 additional hEPC lines and associated ESpan™ growth media within the coming 12 months.  The Embryome Sciences products distributed by Millipore may also be purchased directly from Embryome Sciences at Embryome.com.

Embryome Sciences is also developing a relational database that will permit researchers to chart the cell lineages of human development, the genes expressed in those cell types, and antigens present on the cell surface of those cells that can be used in purification.  This database will provide the first detailed map of the embryome and will aid researchers in navigating the complexities of human development and in identifying the many hundreds of cell types coming from embryonic stem cells.  Our embryome map data base is now available at our website, Embryome.com.

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

Our initial efforts to develop therapeutic stem cell products are being conducted through three subsidiaries: BioTime Asia, Limited, OncoCyte Corporation, and OrthoCyte Corporation.  We organized BioTime Asia for the purpose of clinically developing and marketing therapeutic stem cell products in the People’s Republic of China, and marketing stem cell research products in China and other countries in Asia.  BioTime Asia will initially seek to develop the therapeutic products for the treatment of ophthalmologic, skin, musculo-skeletal system, and hematologic diseases, including the targeting of genetically modified stem cells to tumors as a novel means of treating currently incurable forms of cancer.

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

We recently organized a new subsidiary, OrthoCyte Corporation, for the purpose of developing novel therapeutics based on stem cell technology for the treatment of injuries and disorders affecting the musculoskeletal system, including therapeutics that would regenerate bone, cartilage, tendons, and ligaments.  BioTime may transfer or license certain patents and technology to OrthoCyte for use in the field of orthopedic therapies.  OrthoCyte will initially work with ACTCellerateTM hEPC lines that show large concentrations of genetic markers associated with the production of cartilage.

Our acquisition of ESI will allow us to use ESI’s clinical-grade hES cell lines with our ACTCellerateTM hES technologies and ReCyteTM iPS technologies that allow the derivation of hEPC lines with high levels of purity and scalability.  Our goal will be to generate clonal clinical-grade hEPC lines for potential use in research products and therapeutic products with a level of purity and quality unsurpassed in the industry.

We also have an investment in Cell Cure, an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.

There is no assurance that we or any of our subsidiaries will be successful in developing any new technology or stem cell products, or that any technology or products that they may develop will be proven safe and effective in treating cancer or other diseases in humans, or will be successfully commercialized.  Our potential therapeutic products are at a very early stage of preclinical development.  Before any clinical trials can be conducted by us or any of our subsidiaries, the company seeking to conduct the trials would have to compile sufficient laboratory test data substantiating the characteristics and purity of the stem cells, conduct animal studies, and then obtain all necessary regulatory and clinical trial site approvals, and assemble a team of physicians and statisticians for the trials.

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

Results of Operations

Revenues

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend and pay us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place, as we do not have sufficient sales history to accurately predict quarterly sales.  For example, royalties on sales made during the first quarter of 2010 were not recognized until the second quarter of fiscal year 2010.  Our royalty revenues for the three months ended June 30, 2010 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning January 1, 2010 and ending March 31, 2010.  Royalty revenues recognized for that three-month period were $215,293, a 39% decrease from the $351,724 of royalty revenue during the same period last year.  The decrease in royalties reflects a decrease in sales to the United States Armed Forces, which was partially offset by an increase in sales to hospitals.  Purchases by the Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.  Hospira has reported that the Armed Forces have shifted primary point of use of Hextend from the field to the hospital level, which may account for some decrease in overall sales.  This change was made due to the fact that too much of the product was being distributed to ground troops for inclusion in field packs and was going unused beyond the expiration date, so a different pattern of distribution was deemed advisable.

In an effort to improve overall product sales, Hospira has recently realigned its sales force.  Previously, all Hospira hospital sales personnel managed nearly all products in the Hospira portfolio. This included the medication management systems, as well as pharmacy products.  Following the realignment, all hospital sales personnel are now assigned to either the medication management systems products or the pharmacy products, allowing them to become more focused and more consultative for the end customers.

We recognized $58,216 and $73,226 of license fees from CJ and Summit during the three months ended June 30, 2010 and June 30, 2009, respectively.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.

We received royalties of $25,772 from CJ during July 2010, and we received royalties of $189,323 from Hospira during August 2010 based on sales of Hextend made during the three months ended June 30, 2010.  This revenue will be reflected in our financial statements for the third quarter of 2010.  For the same period last year, we received royalties of $17,168 from CJ and $208,350 from Hospira.

We also commenced sales of stem cell lines and associated growth media to researchers in Asia, and recognized $12,300 from those sales for the three and six months ended June 30, 2010.

Operating Expenses

Research and development expenses were $1,429,027 for the three months ended June 30, 2010, compared to $639,594 for the three months ended June 30, 2009.  This increase is primarily attributable to an increase of $229,435 in employee compensation and related costs allocated to research and development expense, an increase of $43,447 in scientific consulting fees, an increase of $104,295 in stock-based compensation allocated to research and development expense, an increase of $141,627 in outside research and laboratory costs, and an increase of $155,325 in expenditures made to cover laboratory expenses and supplies.

Research and development expenses were $2,588,978 for the six months ended June 30, 2010, compared to $1,165,418 for the six months ended June 30, 2009.  This increase is primarily attributable to an increase of $457,453 in employee compensation and related costs allocated to research and development expense, an increase of $127,336 in scientific consulting fees, an increase of $192,047 in stock-based compensation allocated to research and development expense, an increase of $45,000 in license and patent fees, an increase of $281,610 in outside research and laboratory costs, and an increase of $225,987 in expenditures made to cover laboratory expenses and supplies.  These increases were offset to some extent by a decrease of $40,853 in rent allocated to research and development expense.

Research and development expenses include laboratory expenses, employee compensation, rent, insurance, and consultants’ fees.

General and administrative expenses increased to $1,566,675 for the three months ended June 30, 2010, from $900,146 for the three months ended June 30, 2009.  This increase is primarily attributable to an increase of $64,629 in investor and public relations expenses, an increase of $124,498 in employee compensation and related costs allocated to general and administrative expense, an increase of $164,817 in cash and stock-based compensation paid to our independent directors, an increase of $50,368 in Annual Report and Meeting expenses, an increase of $30,784 in travel expenses, an increase of $104,517 in legal fees and general and administrative patent expenses, and an increase of $175,662 in accounting fees.  These increases were offset in part by a decrease of $286,252 in stock appreciation rights compensation liability.

General and administrative expenses increased to $2,499,973 for the six months ended June 30, 2010, from $1,582,320 for the six months ended June 30, 2009.  This increase is primarily attributable to an increase of $100,458 in investor and public relations expenses, an increase of $201,657 in employee compensation and related costs allocated to general and administrative expense, an increase of $25,687 in employee bonuses allocated to general and administrative expense, an increase of $320,930 in cash and stock-based compensation paid to our independent directors, an increase of $28,242 in stock exchange and transfer agent fees, an increase of $50,443 in Annual Report and Meeting expenses, an increase of $32,104 in travel expenses, an increase of $282,168 in legal fees and general and administrative patent expenses, and an increase of $189,441 in accounting fees.  These increases were offset in part by a decrease of $504,719 in stock appreciation rights compensation liability and a decrease of $47,291 in outside services.

For both the three and six month periods ended June 30, 2010, our condensed consolidated interim financial statements also included $87,188 of research and development expense, $51,367 of general and administrative expense, and $128,333 of amortization of patent technology due to the inclusion of ESI’s financial results upon consolidation.

Interest and Other Income (Expense)

For the three months ended June 30, 2010, we incurred a total of $99 of interest expense, compared to interest expense of $365,539 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, we incurred a total of $157 of interest expense, compared to interest expense of $973,566 for the six months ended June 30, 2009.  These decreases were due to the payment in full in 2009 of our borrowings under various lines of credit.

Income Taxes

During the three months ended June 30, 2010 and 2009, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At June 30, 2010, we had $18,056,089 of cash and cash equivalents on hand.  We may need to obtain additional debt or equity capital in order to finance our operations.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain.  Although we have recently been awarded a research grant from CIRM for a particular project, we must finance our other research and operations with funding from other sources.

At June 30, 2010, we had issued and outstanding 8,075,403 common share purchase warrants, most of which are exercisable at a price of $2.00 per share, and most of which expire on October 31, 2010.    In order to provide warrant holders with an incentive to exercise their warrants prior to the October 31, 2010 warrant expiration date of the vast majority of the warrants outstanding, we have offered holders of those warrants the opportunity to exercise their warrants at a price of $1.818 per share, representing a discount of $0.182 per share from the regular warrant exercise price of $2.00 per share.  The warrant discount offer commenced on June 18, 2010, and will expire at 5:00 p.m., New York time, on August 18, 2010.  We plan to use proceeds from the exercise of those warrants to fund our operations and a planned additional investment of $2,250,000 in OncoCyte.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the three months ended June 30, 2010, we received $610,389 of cash in our operations.  Our sources of that cash were $189,985 of royalty revenues from Hospira, $25,308 of royalty revenues from CJ, and a $395,096 research grant payment from CIRM.

Cash used in operations

During the six months ended June 30, 2010, our total research and development expenditures were $2,588,978, and our general and administrative expenditures were $2,499,973.  Net loss for the six months ended June 30, 2010, amounted to $3,546,538.  Net cash used in operating activities during this period amounted to $2,956,881.  The difference between the net loss and net cash used in operating activities during the six months ended June 30, 2010, was primarily attributable to an increase of $587,854 in stock-based compensation paid to employees, consultants, and independent directors; depreciation and amortization of $31,221 of assets and equipment; amortization of $128,333 in intangible assets; an increase of $65,445 in prepaid expenses and other assets; a $51,881 share in the net loss of Cell Cure; and $32,607 in accounts receivables.  This overall change was offset to some extent by amortization of $146,453 in deferred license revenues, net loss of $119,272 allocable to the noncontrolling interest in our OncoCyte Corporation subsidiary, and a decrease of $34,881 in accounts payable and accrued expenses.

Cash flows from investing activities

During the six months ended June 30, 2010, $435,783 was used for investing activities.  The primary components of this cash were $144,780 used in the purchase of equipment, $215,000 used to pay license fees, and $80,000 used in the acquisition of ESI.

Cash generated by financing activities

During the six months ended June 30, 2010, $9,041,403 in net cash was provided from our financing activities.  During this period, we received $150,422 in connection with the exercises of 90,702 options and $8,890,981 in connection with the exercises of 4,838,942 warrants.

Contractual obligations

We had no contractual obligations as of June 30, 2010, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facility in Alameda, California (the “Alameda lease”) and fixed, non-cancelable operating leases on ESI’s office and laboratory facilities in Singapore.  The Alameda lease expires on November 30, 2010.  Base monthly rent was $22,600 during 2009, and will be $23,340 during 2010.  In addition to base rent, we pay a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.  The Singapore lease of office space expires on January 11, 2011; base monthly rent is S$2,600 (Singapore dollars).  The Singapore lease of laboratory space expires on October 31, 2010; base monthly rent is S$8,300 (Singapore dollars).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We did not hold any market risk sensitive instruments as of June 30, 2010, December 31, 2009, or June 30, 2009.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

In April 2010, we issued 50,000 stock purchase warrants to a third party in return for investor relations and publicity services.  The warrants have an exercise price of $10.00 per share and an expiration date of April 12, 2014.

In May 2010, we issued 300,000 stock purchase warrants with an exercise price of $10.00 per share and an expiration date of May 2, 2014 as part of our acquisition of ESI.  Also in May 2010, we issued an additional 300,000 stock purchase warrants with an exercise price of $3.00 per share and an expiration date of September 23, 2012 in connection with the formation of our subsidiary, BioTime Asia.  In June 2010, we issued 18,000 common shares for $54,000 upon the exercise of a portion of those warrants.

The shares and warrants described above were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 4(2).

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

10.38	Stock Purchase Agreement between OncoCyte Corporation and George Karfunkel.24

10.39	Registration Rights Agreement between OncoCyte Corporation and George Karfunkel.24

10.40	Employment Agreement, dated August 3, 2009, between BioTime, Inc. and Walter Funk.25

10.41	Equity and Note Purchase Agreement entered into as of April 28, 2010 by and between ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., and Biomedical Sciences Investment Fund Pte Ltd.25

10.42	Registration Rights Agreement, dated May 3, 2010, between BioTime, Inc. and the security holders named therein25

10.43	Transfer Agreement dated May 3, 2010 between BioTime, Inc. and certain shareholders of ES Cell International Pte Ltd 25

10.44
Escrow Agreement dated May 3, 2010 among BioTime, Inc., ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., Biomedical Sciences Investment Fund Pte Ltd., and Wells Fargo Bank, National Association.25

10.45	Sublease Agreement for 20 Biopolis #05-05/06 Centros, Singapore between Bioprocessing Technology Institute, Biomedical Sciences Institutes and ES Cell International Pte Ltd.26

10.46	Memorandum of Tenancy of Biopolis office space, and letters of offer, amendment, and acceptance dated January 2010 between ES Cell International Pte Ltd and JTC Corporation.26

10.47	OrthoCyte Corporation 2010 Stock Option Plan.26

31	Rule 13a-14(a)/15d-14(a) Certification.26

32	Section 1350 Certification.26

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

4	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

5	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

6	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

7	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

8	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

9	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

11	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

12	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

13	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

14	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

15	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

16	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

17	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

20	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

21	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

22	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

25	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

26	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 16, 2010	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 16, 2010	/s/ Steven A. Seinberg
Steven A. Seinberg
Chief Financial Officer