Form 10-Q
period 2010-09-30
BIOTIME INC
filed 2010-11-15
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,596,130 common shares, no par value, as of November 5, 2010.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010 (unaudited)	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$25,421,594	$12,189,081
Inventory	49,478	38,384
Notes receivable	252,608	-
Prepaid expenses and other current assets	983,933	138,547
Total current assets	26,707,613	12,366,012

Equipment, net of accumulated depreciation of $698,390 and $54,291, respectively	353,292	131,133
Deferred license and consulting fees	1,971,638	880,000
Deposits	51,900	55,926
Goodwill	983,790	-
Intangible assets, net	11,224,113	-
TOTAL ASSETS	$41,292,526	$13,433,071
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$712,184	$530,958
Deferred grant income	263,397	263,397
Deferred license revenue, current portion	323,823	367,904
Total current liabilities	1,299,404	1,162,259

LONG-TERM LIABILITIES:
Deferred license revenue, net of current portion	1,085,225	1,223,823

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued	-	-
Common shares, no par value, authorized 75,000,000 shares; issued and outstanding shares: 45,326,154 and 33,667,659 at September 30, 2010 and December 31, 2009, respectively	96,050,102	59,722,318
Contributed capital	93,972	93,972
Accumulated other comprehensive loss	(2,363)	-
Accumulated deficit	(60,984,987)	(52,769,891)
Total shareholders’ equity	35,156,724	7,046,399
Noncontrolling interest	3,751,173	4,000,590
Total equity	38,907,897	11,046,989
TOTAL LIABILITIES AND EQUITY	$41,292,526	$13,433,071

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES:
License fees	$73,255	$73,226	$204,439	$219,678
Royalties from product sales	215,094	225,518	727,388	799,910
Grant income	418,412	144,899	1,208,602	151,699
Sale of research products	108,523	3,350	120,946	4,540
Total revenues	815,284	446,993	2,261,375	1,175,827

EXPENSES:
Research and development	(1,808,357)	(744,201)	(4,397,109)	(1,909,619)
General and administrative	(1,464,631)	(2,637,133)	(3,961,375)	(4,520,317)
Total expenses	(3,272,988)	(3,381,334)	(8,358,484)	(6,429,936)

Loss from operations	(2,457,704)	(2,934,341)	(6,097,109)	(5,254,109)
OTHER INCOME/(EXPENSES):
Interest expense, net	(127)	(653,664)	(285)	(1,326,367)
Gain/(loss) on sale of fixed assets	950	(1,159)	950	(1,159)
Modification cost of warrants	(2,142,201)	-	(2,142,201)	-
Other income/(loss)	(202,224)	14,409	(225,868)	17,296
Total other income/(expenses), net	(2,343,602)	(640,414)	(2,367,404)	(1,310,230)
NET LOSS	(4,801,306)	(3,574,755)	(8,464,513)	(6,564,339)
Less: Net loss attributable to the noncontrolling interest	$130,144	$-	$249,417	$-

Net loss attributable to BioTime, Inc.	$(4,671,162)	$(3,574,755)	$(8,215,096)	$(6,564,339)

Foreign currency translation gain/(loss)	3,548	-	(2,363)	-

COMPREHENSIVE NET LOSS	$(4,667,614)	$(3,574,755)	$(8,217,459)	$(6,564,339)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.11)	$(0.22)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	42,653,125	31,283,312	38,010,958	27,912,812

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,215,096)	$(6,564,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital leased assets	63,893	24,904
Loss on write off of fixed asset	-	1,159
Write-off of old receivables	-	2,538
Reclassification of licensing fees expensed in prior year	-	(10,000)
Amortization of deferred license revenues	(301,462)	(219,678)
Amortization of deferred finance cost on lines of credit	-	762,644
Amortization of deferred consulting fees	326,150	65,766
Amortization of deferred grant revenues	-	(20,000)
Amortization of deferred rent	(5,681)	(2,076)
Beneficial conversion feature	-	302,953
Stock appreciation rights compensation liability	-	2,200,325
Amortization of intangible asset	320,833	-
Stock-based compensation	429,435	124,458
Options issued as independent director compensation	313,328	141,907
Warrants issued as compensation for consulting services	-	78,584
Warrants issued in lieu of interest as part of Line of Credit exchange offer	-	190,845
Modification cost of warrants	2,142,201	-
Share in net loss from investment in nonconsolidated company	255,054	-
Net loss allocable to noncontrolling interest	(249,417)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(23,489)	(134,638)
Inventory	(11,094)	-
Prepaid expenses and other current assets	17,625	(74,872)
Accounts payable and accrued liabilities	(55,561)	(241,691)
Interest on lines of credit	-	(43,158)
Deferred revenues	37,500	-
Net cash used in operating activities	(4,955,781)	(3,414,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(166,447)	(34,671)
Loan to nonconsolidated company	(250,000)	-
Payment of license fees	(215,000)	-
Cash paid as part of acquisition of ESI	(80,000)	-
Security deposit received (paid)	3,997	(5,926)
Net cash used in investing activities	(707,450)	(40,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee options exercised	106,640	653,750
Director options exercised	19,672	57,199
Outside consultant options exercised	417,350	137,500
Warrants exercised	18,129,530	518,640
Repayment of line of credit	-	(263,825)
Borrowings under lines of credit	-	2,310,000
Deferred finance cost on lines of credit	-	(28,000)
Proceeds from issuance of common shares for cash	-	8,000,000
Net cash provided by financing activities	18,673,192	11,385,264

Effect of exchange rate changes on cash and cash equivalents	(9,299)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS:	13,000,662	7,930,298
Cash and cash equivalents at beginning of period	12,420,932	12,279
Cash and cash equivalents at end of period	$25,421,594	$7,942,577
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$264	$415,290
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued as part of acquisition of ESI	$11,011,864	$-
Common shares issued for accounts payable	-	229,500
Common shares issued for deferred license fees	-	120,000
Issuance of common stock related to line of credit agreement	-	144,024
Common shares issued for line of credit conversion	-	3,974,574
Common shares issued for line of credit extension	-	160,157
Issuance of warrants related to line of credit agreement	-	207,703
Issuance of warrants for Line of Credit conversions	-	190,845
Warrants issued as part of acquisition of ESI	1,778,727	-
Warrants issued for services	1,846,948	93,303
Right to exchange promissory notes for stock feature on notes payable	-	304,400

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General - BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment, and other applications.  Beginning in 2007, BioTime entered the regenerative medicine business, focused on human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Products for the research market are being developed and marketed through BioTime’s wholly-owned subsidiary, Embryome Sciences, Inc. (“Embryome Sciences”).  BioTime plans to develop stem cell products for therapeutic use to treat cancer through its new subsidiary, OncoCyte Corporation (“OncoCyte”), to develop therapies to treat cancer and other diseases through BioTime Asia, Limited (“BioTime Asia”), a subsidiary formed as a Hong Kong corporation, and to develop therapeutic applications of stem cells to treat orthopedic diseases and injuries through its newly formed subsidiary OrthoCyte Corporation (“OrthoCyte”).  On May 3, 2010, BioTime also acquired ES Cell International Pte. Ltd. (“ESI”), a Singapore private limited company.  Established in 2000, ESI focuses on hES technology, and is a distributor of hES cell lines to the research community.  At September 30, 2010, ESI held over 49% of the shares of Cell Cure Neurosciences Ltd. (“Cell Cure”), an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  See Note 5 for additional information about this acquisition.

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

BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander products, primarily Hextend ®.  BioTime began to make its first stem cell research products available during 2008 but has not yet generated significant revenues from sales of those products.  BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012.  BioTime received quarterly payments from CIRM in the amount of $395,096 for the first four installments and $392,666 for the installment paid during the quarter ended September 30, 2010.

The unaudited condensed consolidated interim balance sheet as of September 30, 2010, the unaudited condensed consolidated interim statements of comprehensive loss for the three and nine months ended September 30, 2010 and 2009, and the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2010 and 2009 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and for all interim periods presented have been made.  The consolidated balance sheet as of December 31, 2009 is derived from the Company’s annual audited financial statements as of that date.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results anticipated for the full year of 2010.

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

Revenue recognition – BioTime complies with SEC Staff Accounting Bulletin guidance on revenue recognition. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable.  BioTime recognizes revenue in the quarter in which the royalty report is received rather than the quarter in which the sales took place.  When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the up-front fees are recognized as revenues when collection is reasonably assured.  When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the up-front fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestones payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.  Grant income is recognized as revenue when earned.

Patent costs - Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred.  This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (the “FASB”) regarding goodwill and other intangible assets.

Research and development – BioTime complies with FASB requirements governing accounting for research and development costs. Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, research and laboratory fees, and hospital and consultant fees related to clinical trials of pharmaceutical products.

Stock-based Compensation – BioTime has adopted the FASB’s Statement of Financial Accounting Standards governing share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees including employee stock options based on estimated fair values.  BioTime utilizes the Black-Scholes Merton option pricing model.  The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by BioTime’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the actual and the projected employee stock options exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant.  Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.  In management's opinion, the existing valuation models may not provide an accurate measure of the fair value of employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

Impairment of Long-Lived Assets – In accordance with a FASB Statement regarding accounting for the impairment or disposal of long-lived assets, our long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, BioTime evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

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

Principles of Consolidation - The accompanying condensed consolidated interim financial statements include the accounts of Embryome Sciences, OrthoCyte, and ESI, all wholly owned subsidiaries of BioTime; the accounts of OncoCyte, a subsidiary of which BioTime owned approximately 74% of the outstanding shares of common stock as of September 30, 2010; and the accounts of BioTime Asia, a subsidiary of which BioTime owned approximately 81% of the outstanding shares as of September 30, 2010.  Due to ESI’s approximately 49% ownership interest in Cell Cure, a proportionate share of Cell Cure’s net loss is reflected in the condensed consolidated interim financial statements.  All material intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.  See also Note 5 for additional discussion regarding consolidation.

Certain Significant Risks and Uncertainties - The operations of BioTime and its subsidiaries are subject to a number of factors that can affect its operating results and financial condition.  Such factors include but are not limited to the following: the results of clinical trials of their  pharmaceutical products; their ability to obtain United States Food and Drug Administration and foreign regulatory approval to market pharmaceutical products; their ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for their products; their ability to obtain additional financing and the terms of any such financing that may be obtained; their ability to negotiate favorable licensing or other manufacturing and marketing agreements for  their products; the availability of ingredients used in their products; and the availability of reimbursement for the cost of their pharmaceutical products (and related treatment) from government health administration authorities, private health coverage insurers, and other organizations.

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

2.  Inventory

At September 30, 2010 and December 31, 2009, BioTime’s wholly-owned subsidiary, Embryome Sciences, held $31,599 and $23,031, respectively, of inventory of all finished products on-site at its corporate headquarters in Alameda, California.  At September 30, 2010 and December 31, 2009, $17,879 and $15,353, respectively, of inventory of all finished products was held by a third party on consignment.

3.  Equity

Warrants

BioTime, as part of rights offerings and other agreements, has issued warrants to purchase its common shares.  At September 30, 2010, 3,007,951 warrants to purchase common shares with a weighted average exercise price of $2.97 and a weighted average remaining contractual life of 3.2 years were outstanding.  Most of these warrants carry an exercise price of $2.00 per share.  Those warrants originally had an expiration date of October 31, 2010.  As the 31st fell on a Sunday, BioTime extended the warrant expiration time and date to 5:00 p.m., New York time on November 1, 2010.

In order to provide the holders of the warrants that expired on November 1, 2010 with an incentive to exercise their warrants prior to that date, BioTime offered them the opportunity to exercise their warrants at a price of $1.818 per share.  This warrant discount offer commenced on June 18, 2010, and expired at 5:00 p.m., New York time, on August 18, 2010.  As result of the discount offer BioTime recognized $2,142,201 in costs for the modification of the warrants as of September 30, 2010.  Proceeds from the discount offer brought in $9,192,674. As of September 30, 2010, 2,294,951 warrants expiring November 1, 2010 remained outstanding. See also Note 7 for additional discussion of the warrants that expired on November 1, 2010.

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

As of September 30, 2010, BioTime had no issued and outstanding preferred shares.

Common shares

BioTime is authorized to issue 75,000,000 common shares with no par value.  As of September 30, 2010, BioTime had issued and outstanding 45,326,154 common shares.

During the three months ended September 30, 2010, BioTime received total cash of $393,240 for the exercise of 278,000 options, and $9,238,549 for the exercise of 5,067,463 warrants.  Average cash receipts were $1.41 for options and $1.82 for warrants.

During the nine months ended September 30, 2010, BioTime received total cash of $543,662 for the exercise of 368,702 options, and $18,129,530 for the exercise of 9,906,405 warrants.  Average cash receipts were $1.47 for options and $1.83 for warrants.

During the nine months ended September 30, 2010 and 2009, BioTime recognized stock-based compensation expenses of $742,763 and $266,365, respectively, due to stock-based compensation granted to employees and directors.  During the nine months ended September 30, 2010 and 2009, BioTime granted 155,000 and 535,832 options, respectively, under its 2002 option plan.

During the three and nine months ended September 30, 2010, BioTime recognized $2,142,201 in costs arising from the modification of warrants in the discount offer provided as incentive to holders of the warrants expiring on November 1, 2010. See also Note 7 for additional discussion of warrants that expired on November 1, 2010.

4. Loss per Share

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.  For the three and nine month periods ended September 30, 2010 and the three and nine month periods ended September 30, 2009, options to purchase 3,388,298 and 3,498,000 common shares, respectively, and warrants to purchase 3,007,951 and 12,813,196 common shares, respectively, were excluded from the computation of loss per share as their inclusion would be antidilutive.  As a result, there is no difference between basic and diluted calculations of loss per share for all periods presented.

5.  Acquisition of ES Cell International Pte Ltd

On May 3, 2010, BioTime completed the acquisition of all of the issued preferred shares and ordinary shares of ESI, and the secured promissory notes (the “Notes”) issued by ESI to a former ESI shareholder (the “Acquisition”). BioTime issued, in the aggregate, 1,383,400 common shares, and warrants to purchase an additional 300,000 common shares at an exercise price of $10 per share, to acquire all of the ESI shares and the Notes in the Acquisition.  BioTime did not incur or assume any indebtedness when it acquired ESI.

Established in 2000, ESI has been a worldwide leader in the development of hES cell technology, being one of the initial providers of human embryonic stem cell lines to the research community, having filed numerous early stem cell patent applications, and having built important relationships within the worldwide stem cell research community.  ESI assets include a bank of six new clinical-grade human embryonic stem cell lines produced following the principles of current Good Manufacturing Practice ("cGMP"), and equity in Cell Cure. BioTime expects that the addition of ESI's assets and scientific team will enable it to more quickly develop its research products and potential therapeutic products, and establish new commercial relationships.

ESI is based in Singapore's iconic Biopolis, a world-class biomedical science research and development hub for Asia. The Biopolis has attracted leading researchers and pharmaceutical companies from around the world, not only because of its laboratory facilities and skilled workforce but also because of its proximity to China, India, and other rapidly growing markets. Singapore has a long history as a regional center for product distribution throughout Asia. In addition to research and manufacturing activities, the ESI facility will be a shipping point for BioTime's product sales in Asia.

ESI's clinical-grade cell banks will provide BioTime with a leading manufacturing platform for a wide array of potential human therapeutic products, and may accelerate the development of research products. Together with BioTime Asia, ESI will also advance BioTime's business in Asian markets.

ESI's patent portfolio includes 20 patent families covering various aspects of hES cell identification, propagation, genetic manipulation, storage, and directed differentiation of hES cells into other cell types (for example differentiating cells into neuronal progenitors, pancreatic progenitors, or cardiomyocytes). ESI currently holds or licenses from others more than 50 issued patents in various countries, including the United States, the UK, Australia, Israel, and Singapore. Combined with BioTime's existing intellectual property portfolio, these patents now provide BioTime with one of the leading stem cell patent portfolios in the world. BioTime expects that its intellectual property portfolio's value will continue to grow over time as the stem cell sector expands, creating significant licensing revenue opportunities.

The Acquisition is being accounted for under the acquisition method of accounting, after giving effect to certain pro forma adjustments.   The pro forma adjustments are preliminary and are based on BioTime management’s estimates of the fair values and useful lives of the assets acquired and liabilities assumed, and were prepared to illustrate the estimated effect of the Acquisition.  In accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 3, 2010.  BioTime amortizes intangibles over their estimated useful lives.  In accordance with ASC 805, BioTime does not amortize goodwill.  The purchase price was allocated using the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The total purchase price for the Acquisition is $12,870,591.  It is being allocated as indicated:

Components of the purchase price:
BioTime common shares	$11,011,864
BioTime warrants	1,778,727
Cash	80,000
Total purchase price	$12,870,591

Preliminary allocation of purchase price:
Assets acquired and Liabilities assumed:
Cash	$222,766
Prepaid and other current assets	65,005
Property and equipment	96,661
Goodwill	983,970
Intangible assets	11,800,000
Current liabilities	(297,811)
Net assets acquired	$12,870,591

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

6.  Unaudited Pro Forma Interim Financial Information – Nine and Three Months Ended September 30, 2010 and 2009

The following unaudited pro forma information gives effect to the acquisition of ES Cell International Pte Ltd as if the acquisition took place on January 1, 2009.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Revenues	$2,728,962	$1,083,235

Net income (loss) available to common shareholders	$(9,422,190)	$(4,971,599)

Net income (loss) per common share – basic	$(0.24)	$(0.17)

Net income (loss) per common share – diluted	$(0.24)	$(0.17)

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
Revenues	$815,284	$906,613

Net income (loss) available to common shareholders	$(4,671,162)	$(3,432,172)

Net income (loss) per common share – basic	$(0.11)	$(0.11)

Net income (loss) per common share – diluted	$(0.11)	$(0.11)

7.  Subsequent Events

On October 18, 2010, BioTime completed the acquisition of 104,027 ordinary shares of Cell Cure by paying $4,100,000 including $3,847,392 in cash and by converting into Cell Cure shares a $250,000 loan that we previously made to Cell Cure.  Two other Cell Cure shareholders, Teva Pharmaceutical Industries Ltd. (“Teva”) and Hadasit Bio-Holdings, Ltd (“HBL”) concurrently completed their acquisition of Cell Cure Shares.  Teva acquired 49,975 Cell Cure shares for $2,000,000 in cash, and HBL acquired 25,625 Cell Cure shares for $897,962 in cash and by converting into Cell Cure shares a $100,000 loan previously made to Cell Cure. As a result of the share purchase, we now own, directly and through our wholly-owned subsidiary ESI, approximately 53.6% of the outstanding ordinary shares of Cell Cure, HBL owns approximately 26.3% of the outstanding Cell Cure ordinary shares and Teva owns approximately 19.9% of the Cell Cure ordinary shares.  As of September 30, 2010, Cell Cure was accounted through the equity method on BioTime’s consolidated financial statements.  However, as of December 31, 2010, due to the additional investment made during October 2010, Cell Cure will be consolidated with BioTime with the recognition of noncontrolling interest for the percentage not owned by BioTime.

Cell Cure is engaged in the research and development of cell replacement therapies of conditions involving retinal degenerative diseases and neurological degenerative diseases, using hES cells and iPS cells.  Cell Cure is developing OpRegenTM, a proprietary formulation of retinal cells designed by Cell Cure to provide a long-term therapy for age-related macular degeneration, the leading cause of blindness in the aging population.

On October 22, 2010, BioTime entered into a new lease for its principal office and laboratory facilities located at 1301 Harbor Bay Parkway, Alameda, California.  The new lease term commences December 1, 2010 and expires on February 29, 2016.  BioTime increased the amount of laboratory and office space from approximately 11,000 square feet to approximately 17,000 square feet.  Base rent will be $27,086 per month and will increase by three percent each year.  BioTime will receive two months of free rent at the beginning of the new lease term.  In addition to the base rent, BioTime pays a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

The lease extension also contains an option to extend the lease for one additional term of five years, with the rent to be determined at the time of the extension based on the prevailing market rate for comparable facilities.  BioTime also obtained a right of first refusal on approximately 10,000 square feet of shell space that is contiguous to our current space.

The landlord, SKS Harbor Bay Associates, LLC, is providing a tenant improvement allowance of $16 per square foot ($270,864) which BioTime will use to improve the Good Manufacturing Practices ("GMP") features of the leased space.  The landlord is also replacing certain laboratory air handling equipment at their cost.

On October 28, 2010, BioTime received royalties in the amount of $22,007 from CJ CheilJedang Corp. (“CJ”), and BioTime has been notified by Hospira that the royalty payment for the fourth quarter will be $191,732 which is scheduled to be received by November 18, 2010.  These amounts are based on sales of Hextend made by Hospira and CJ in the third quarter of 2010, and will be reflected in BioTime’s condensed consolidated interim financial statements for the fourth quarter of 2010.

BioTime received $4,539,928 from the exercise of 2,269,964 warrants at a price of $2.00 per share during the fourth quarter.  On November 1, 2010, a remaining 24,976 common share purchase warrants expired unexercised

On November 2, 2010, BioTime received notification of three grant awards totaling approximately $733,000 under the U.S. Government's Qualifying Therapeutic Discovery Project ("QTDP") program. The QTDP program was part of the Patient Protection and Affordable Care Act signed into law on March 23, 2010.

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

The initial focus of our efforts in the regenerative medicine field has been the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, by companies in the bioscience and biopharmaceutical industries, and by other companies that provide research products to companies in those industries.  Research-only products generally can be marketed without approval by regulatory agencies such as the United States Food and Drug Administration (“FDA”), and are therefore relatively near-term business opportunities when compared to therapeutic products.  These products are currently being marketed through our subsidiaries, Embryome Sciences, Inc. ("Emryome Sciences"), BioTime Asia, Limited ("BioTime Asia"), and our recently acquired subsidiary, ES Cell International Pte Ltd (“ESI”).

We have also initiated development programs for human therapeutic applications of hES and iPS cells, focused primarily on the treatment of cancer, ophthalmologic, skin, musculo-skeletal system, and hematologic diseases.  Cancer research and development programs will be conducted in the United States by our subsidiary OncoCyte Corporation ("OncoCyte").  Our newly formed subsidiary OrthoCyte Corporation ("OrthoCyte") will work to develop therapeutic applications of stem cells to treat orthopedic diseases and injuries.    BioTime Asia, a Hong Kong corporation, will conduct research and development programs in the People’s Republic of China for the treatment of cancer and other diseases.

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

On October 18, 2010, we completed the acquisition of 104,027 ordinary shares of Cell Cure Neurosciences Ltd. (“Cell Cure”), and as a result of that acquisition we now own, directly or through ESI, approximately 53.6% of the outstanding Cell Cure ordinary shares.  Cell Cure is an Israel-based biotechnology company engaged in the research and development of stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis and Parkinson’s using hES and iPS cells.

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

Hextend ® and PentaLyte ® are registered trademarks of BioTime, Inc., and ESpan™, ReCyte™, PureStem™ and Espy™ are trademarks of Embryome Sciences, Inc.  ACTCellerate™ is a trademark licensed to Embryome Sciences, Inc. by Advanced Cell Technology, Inc.

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

On November 2, 2010, we received notification of three grant awards totaling approximately $733,000 under the U.S. Government's Qualifying Therapeutic Discovery Project ("QTDP") program.  The QTDP program was part of the Patient Protection and Affordable Care Act signed into law on March 23, 2010.  The QTDP was created by Congress to support investment in qualified biomedical projects that "show potential to develop new therapies, address unmet medical needs, and reduce the long-term growth of healthcare costs."  A qualifying therapeutic discovery project is one designed to diagnose, treat or prevent diseases or conditions by conducting preclinical studies or clinical trials or carrying out research protocols for the purpose of securing approval from the Food and Drug Administration. The grants awarded to us were for the maximum amount allowed for three of our programs: our orthopedic product development focusing on novel cell progenitors of cartilage, which is being conducted through our subsidiary OrthoCyte Corporation; our ACTCellerateTM platform for generating embryonic progenitor cells, and our ReCyteTM iPS cell technology program.

We have also developed a new technology that we call PureStem TM that we plan to use to expand our product offerings.   PureStem TM technology utilizes the expression of exogenous transcriptional regulators that control the differentiation of hES and iPS cells, and may potentially provide many of the human cell types needed in regenerative medicine.  We are seeking patent protection for the PureStem TM technology.

In addition to acquiring and developing hES cell, iPS cell, and hEPC technology, we have already commenced marketing our first stem cell products for research use through our subsidiaries, Embryome Sciences and BioTime Asia.  We are presently offering for sale 36 novel ACTCellerate™ hEPC lines and optimized ESpan™ growth media for the in vitro propagation of those hEPC lines.  During December 2010, Embryome Sciences will add a group of new products to its product line.  The new products will include 31 new human embryonic progenitor cell lines, associated cell culture media, 53 diverse extracelluar matrices, and 62 diverse extracts from conditioned media, all of which will be offered for research use only.  Additional information about these new products will be found at www.embryome.com beginning with product launch.  Embryome Sciences has entered into an agreement under which Millipore Corporation became a worldwide distributor of ACTCellerate™ hEPC lines.  Millipore’s initial offering of Embryome Sciences’ products consists of six novel hEPC lines and optimized ESpan™ growth media for the in vitro propagation of each hEPC line.  The companies anticipate jointly launching 29 additional hEPC lines and associated ESpan™ growth media within the coming 12 months.  The Embryome Sciences products distributed by Millipore may also be purchased directly from Embryome Sciences at Embryome.com.

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

Embryome Sciences also plans to offer for sale an array of hES cell lines carrying inherited genetic diseases such as cystic fibrosis and muscular dystrophy.  Study of these cell lines will enable researchers to better understand the mechanisms involved in causing the disease states, which may in turn expedite the search for potential treatments.  We intend to offer these hES cell lines for sale online at Embryome.com.  Additional new products that we have targeted for development are ESpy™ cell lines, which will be derivatives of hES cells and will emit beacons of light.  The ability of the ESpy cells to emit light will allow researchers to track the location and distribution of the cells in both in vitro and in vivo studies.

Embryome Sciences also plans to bring to market other new stem cell growth and differentiation factors that will permit researchers to manufacture specific cell types from hES cells, and purification tools useful to researchers in quality control of products for regenerative medicine.  As new products are developed, they will become available for purchase on Embryome.com.

Our initial efforts to develop therapeutic stem cell products are being conducted through four subsidiaries: BioTime Asia, OncoCyte, OrthoCyte, and Cell Cure. We organized BioTime Asia for the purpose of clinically developing and marketing therapeutic stem cell products in the People’s Republic of China, and marketing stem cell research products in China and other countries in Asia.  BioTime Asia will initially seek to develop the therapeutic products for the treatment of ophthalmologic, skin, musculo-skeletal system, and hematologic diseases, including the targeting of genetically modified stem cells to tumors as a novel means of treating currently incurable forms of cancer.

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

We organized OncoCyte for the purpose of developing novel therapeutics for the treatment of cancer based on stem cell technology.  We and Embryome Sciences will license certain technology to OncoCyte restricted to the field of cell-based cancer therapies, including early patent filings on targeting stem cells to malignant tumors.  OncoCyte’s new therapeutic strategy and goal will be to utilize human embryonic stem cell technology to create genetically modified stem cells capable of homing to specific malignant tumors while carrying genes that can cause the destruction of the cancer cells.

We recently organized a new subsidiary, OrthoCyte, for the purpose of developing novel therapeutics based on stem cell technology for the treatment of injuries and disorders affecting the musculoskeletal system, including therapeutics that would regenerate bone, cartilage, tendons, and ligaments.  BioTime may transfer or license certain patents and technology to OrthoCyte for use in the field of orthopedic therapies.  OrthoCyte will initially work with ACTCellerateTM hEPC lines that show large concentrations of genetic markers associated with the production of cartilage.

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

We also have an investment in Cell Cure, an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis and Parkinson’s.  Cell Cure’s lead product under development is OpRegen,TM a proprietary formulation of retinal cells designed by Cell Cure to provide a long-term therapy for age-related macular degeneration, the leading cause of blindness in the aging population.  In October 2010, Cell Cure entered into a Research and Exclusive License Option Agreement with Teva Pharmaceutical Industries, Ltd. under which Cell Cure granted Teva an option to obtain an exclusive world-wide license to use certain patents and technology to complete the clinical development of, and to manufacture, distribute and sell Cell Cure’s lead product, OpRegen™ and a related product OpRegen-Plus™ that is in an earlier stage of development than OpRegen™.  Cell Cure’s research and development is conducted at Hadassah University Hospital, through research and consulting agreements with Hadasit Medical Research Services and Development Ltd.

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

Critical Accounting Policies

Revenue recognition – We comply with SEC Staff Accounting Bulletin guidance on revenue recognition. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable.  We recognize revenue in the quarter in which the royalty report is received rather than the quarter in which the sales took place.  When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the up-front fees are recognized as revenues when collection is reasonably assured.  When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the up-front fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestones payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.  Grant income is recognized as revenue when earned.

Patent costs - Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred.  This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (the “FASB”) regarding goodwill and other intangible assets.

Research and development – We comply with FASB requirements governing accounting for research and development costs. Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, research and laboratory fees, and hospital and consultant fees related to clinical trials of pharmaceutical products.

Stock-based Compensation – We have adopted the FASB’s Statement of Financial Accounting Standards governing share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees including employee stock options based on estimated fair values.  We utilize the Black-Scholes Merton option pricing model.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the actual and the projected employee stock options exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant.  Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.  In management's opinion, the existing valuation models may not provide an accurate measure of the fair value of employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

Impairment of Long-Lived Assets – In accordance with a FASB Statement regarding accounting for the impairment or disposal of long-lived assets, our long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Deferred License and Consulting Fees – Deferred license and consulting fees consist of $1,979,036 attributable to the value of warrants issued to third parties for services and to the minority shareholder in BioTime Asia for its participation in the organization of that company, and $1,095,000 in deferred license fees paid to acquire rights to use the proprietary technologies of third parties.  The value of the warrants is being amortized over the lives of the warrants, and we plan to amortize deferred license fees over the estimated revenue periods of any products sold that rely on the licensed proprietary technologies rather than based on the actual terms of the licenses.  Deferred license fees have not yet been amortized because we are  in the process of launching its first stem cell research products and has not yet received significant revenues from stem cell product sales.

Principles of Consolidation – Our condensed consolidated interim financial statements include the accounts of our wholly-owned subsidiaries, Embryome Sciences, OrthoCyte, and ESI, the accounts of OncoCyte, a subsidiary of which we owned approximately 74% of the outstanding shares of common stock as of September 30, 2010; and the accounts of BioTime Asia, a subsidiary of which we owned approximately 81% of the outstanding shares as of September 30, 2010.  Due to ESI’s approximately 49% ownership interest in Cell Cure, a proportionate share of Cell Cure’s net loss is reflected in the condensed consolidated interim financial statements.  All material intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.  See also Note 5 to Financial Statements.

Results of Operations

Revenues

License fees – We recognized $73,225 of license fees from CJ and Summit during the three months ended September 30, 2010 and September 30, 2009, respectively.  Full recognition of license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.

Royalties from product sales – Our royalty revenues for the three months ended September 30, 2010 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning April 1, 2010 and ending June 30, 2010.  Royalty revenues recognized for that three-month period were $215,094, a 5% decrease from the $225,518 of royalty revenue during the same period last year.  We received royalty payment of $22,007 during October from CJ and we expect to receive $191,732 by November 18, 2010 from Hospira.  These royalty amounts are based on sales of Hextend made by Hospira and CJ during the three months ended September 30, 2010.  The revenue from the October royalty receipt and expected receipt in November will be reflected in our financial statements for the fourth quarter of 2010.  For the same period last year, we received royalties of $277,080.  The decrease in royalties reflects a decrease in sales to the United States Armed Forces, which was partially offset by an increase in sales to hospitals in the United States and South Korea.  Purchases by the U.S. Armed Forces generally take the form of intermittent, large volume orders, and cannot be predicted with certainty.  Hospira has reported that the U.S. Armed Forces have shifted primary point of use of Hextend from the field to the hospital level, which may account for some decrease in overall sales.  This change was made due to the fact that too much of the product was being distributed to ground troops for inclusion in field packs and was going unused beyond the expiration date, so a different pattern of distribution was deemed advisable.

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

Grant income –  During 2009, we were awarded a $4,721,706 grant from the CIRM for a stem cell research project related to our ACTCellerate™ embryonic stem cell technology that will address the need for industrial scale production of purified therapeutic cells for human therapeutic uses.  During the three and nine months periods ended September 30, 2010 respectively, we received $ 392,666 and $ 1,182,856 from this CIRM grant.  Also during this current quarter we received $25,745 as the final payment of a grant issued by the National Institute of Health for work related to our blood plasma volume expander products.

Sale of research products – In the three and nine month periods ended September 30, 2010 we recognized revenues of $108,523 and $120, 946 from the sale of stem cell lines and associated growth media to researchers in Asia and in the US.  These totals include revenues that were recognized from ESI for consideration received from a biotechnology subsidiary of one of the world’s largest healthcare companies.   This company is evaluating certain GMP cell lines to ascertain whether they might be useful for their internal research and possible commercial purposes.  If the GMP cell lines successfully meet the evaluation criteria, there will be further possibilities for revenues through licensing arrangements.

Operating Expenses

Research and development expenses were $1,808,357 for the three months ended September 30, 2010, compared to $744,201 for the three months ended September 30, 2009.  This increase is primarily attributable to an increase of $216,396 in employee compensation and related costs allocated to research and development expense, an increase of $78,329 of travelling and related costs allocated to research and development expenses, an increase of $76,260 in scientific consulting fees, an increase of $73,678 in stock-based compensation allocated to research and development expense, an increase of $261,992 in outside research and laboratory costs, and an increase of $140,456 in expenditures made to cover laboratory expenses and supplies.

Research and development expenses were $4,397,109 for the nine months ended September 30, 2010, compared to $1,909,619 for the nine months ended September 30, 2009.  This increase is primarily attributable to an increase of $700,405 in employee compensation and related costs allocated to research and development expense, an increase of $203,596 in scientific consulting fees, an increase of $265,725 in stock-based compensation allocated to research and development expense, an increase of $85,296 of travelling and related costs allocated to research and development expenses, an increase of $543,603 in outside research and laboratory costs, and an increase of $366,443 in expenditures made to cover laboratory expenses and supplies.

Research and development expenses by project can be summarized for the nine months ended September 30, 2010 as follows (in thousands).

CIRM sponsored ACTCellerate technology	$1,722
OncoCyte cancer therapy	824
OrthoCyte orthopedic therapy	568
IPS technology	502
Plasma Expanders	445
ESI embryonic stem cell technology	250
Other	86
$4,397

Research and development expenses include laboratory expenses, employee compensation, rent, insurance, and consultants’ fees.

General and administrative expenses decreased to $1,464,631for the three months ended September 30, 2010, from $2,637,133 for the three months ended September 30, 2009.  This decrease is primarily attributable decrease of $1,695,607 in stock appreciation rights compensation liability, a decrease of $39,570 in investor and public relations expenses, decrease of $33,517 in annual report and meeting expenses, and a decrease of $26,272 in legal fees and general and administrative patent expenses.  These decreases were offset in part by an increase of $199,315 in employee compensation and related costs allocated to general and administrative expenses.

General and administrative expenses decreased to $3,961,375 for the nine months ended September 30, 2010, from $4,520,317 for the nine months ended September 30, 2009.  This decrease is primarily attributable to decrease of $2,200,325 in stock appreciation rights compensation liability offset by an increase of $434,816 in employee compensation and related costs allocated to general and administrative expense, an increase of $315,966 in cash and stock-based compensation paid to our independent directors, an increase of $262,992 in legal fees and general and administrative patent expenses.

For both the three and nine month periods ended September 30, 2010, our condensed consolidated interim financial statements also included $154,921 and $241,883 of research and development expense, $273,332 and $322,535of general and administrative expense, and $192,500 and $320,833 of amortization of patent technology due to the inclusion of ESI’s financial results upon consolidation.

Interest and Other Income (Expense)

For the three months ended September 30, 2010, we incurred a total of $127 of interest expense, compared to interest expense of $653,664 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, we incurred a total of $285 of interest expense, compared to interest expense of $1,326,367 for the nine months ended September 30, 2009.  These decreases were due to the payment in full in 2009 of our borrowings under various lines of credit.

For the three and nine months ended September 30, 2010, we recognized $2,142,201 in costs for the modification of warrants that expired on November 1, 2010.  We offered a discounted exercise price of $1.818 per share to the holders of the warrants with an original strike price of $2.00 per share.  This warrant discount offer commenced on June 18, 2010, and expired at 5:00 p.m., New York time, on August 18, 2010.

Income Taxes

During the three months ended September 30, 2010 and 2009, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At September 30, 2010, we had $25,421,594 of cash and cash equivalents on hand and we received $4,539,906 from the exercise of warrants, and approximately $733,000 from a QTDP research grant, during the fourth quarter. In addition, during October 2010, our subsidiary Cell Cure received approximately $7,100,000 of equity financing, of which we provided $4,100,000, including $3,847,392 in cash and by converting into Cell Cure shares a $250,000 loan that we previously made to Cell Cure.  However, we may need to obtain additional debt or equity capital in order to finance our operations.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  The amount of license fees and royalties that may be earned through the licensing and sale of our products and technology, the timing of the receipt of license fee payments, and the future availability and terms of equity financing, are uncertain.  Although we have been awarded research grant from CIRM for a particular project, we must finance our other research and operations with funding from other sources.

During 2010, our common share purchase warrants were a significant source of capital for us.  We received $18,129,530 from the exercise of the warrants during the nine months ending September 30, 2010, and an additional $4,539,928 from the exercise of warrants during the period October 1 through November 1, 2010.  A remaining 24,976 of the $2.00 warrants expired unexercised on November 1, 2010.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the three months ended September 30, 2010, we received $633,507 of cash in our operations.  Our sources of that cash were $189,323 of royalty revenues from Hospira, $25,772 of royalty revenues from CJ, a $25,746 research grant payment from the NIH, and a $392,666 research grant payment from CIRM.

Cash used in operations

During the nine months ended September 30, 2010, our total research and development expenditures were $4,397,109, and our general and administrative expenditures were $3,961,375.  Net loss for the nine months ended September 30, 2010, amounted to $8,215,096.  Net cash used in operating activities during this period amounted to $4,955,781.  The difference between the net loss and net cash used in operating activities during the nine months ended September 30, 2010, was primarily attributable to an increase of $429,435 in stock-based compensation paid to employees, consultants, and independent directors; amortization of $320,833 in intangible assets; $313,328 in options issued as independent director compensation; $326,150 amortization of deferred consulting fees; $2,142,201 in costs for the modification of warrants and a $255,054 share in the net loss of Cell Cure.  This overall change was offset to some extent by amortization of $301,462 in deferred license revenues and net loss of $249,417 allocable to the noncontrolling interest in our OncoCyte subsidiary.

Cash flows from investing activities

During the nine months ended September 30, 2010, $707,450 was used for investing activities.  The primary components of this cash were $250,000 loan made out to Cell Cure, $166,447 used in the purchase of equipment, $215,000 used to pay license fees, and $80,000 used in the acquisition of ESI.

Cash generated by financing activities

During the nine months ended September 30, 2010, $18,673,192 in net cash was provided from our financing activities.  During this period, we received $543,662 in connection with the exercises of 368,702 options and $18,129,530 in connection with the exercises of 9,906,393 warrants.

Contractual obligations

We had no contractual obligations as of September 30, 2010, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facility in Alameda, California that expires on November 30, 2010, and fixed, non-cancelable operating leases on ESI’s office and laboratory facilities in Singapore.   We have entered into a new lease for our Alameda facility that will commence on December 1, 2010 and will expire on February 29, 2016.  Our new Alameda facility lease will increase the amount of laboratory and office space from approximately 11,000 square feet to approximately 17,000 square feet.  Base monthly rent under our current Alameda facility lease was $22,600 during 2009, and increased to $23,340 from January 1, 2010 through November 30, 2010.  Commencing December 1, 2010, the base rent under our new lease will be $27, 086 per month, increasing by three percent each subsequent year of the new lease term.  We will receive two months of free rent at the beginning of the new lease term.  In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

ESI’s Singapore lease of office space expires on January 11, 2011.  Base monthly rent under that lease is S$2,600 (Singapore dollars).  ESI’s Singapore lease of laboratory space was extended for one year on November 1, 2010 but may be cancelled upon 30 day written notice.  Base monthly rent under the laboratory lease is S$8,400 (Singapore dollars).

Future capital needs

We will depend upon royalties from the sale of Hextend by Hospira and CJ and upon our research grant from CIRM as our principal sources of revenues for the near future.  Our royalty revenues from Hospira and CJ will be supplemented by any revenues that we may receive from our stem cell research products and by license fees if we enter into new commercial license agreements for our products.  Also, Millipore recently began marketing six hEPC lines for Embryome Sciences, but it is too early to predict future revenues from the sale of our stem cell research products by Millipore.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We did not hold any market risk sensitive instruments as of September 30, 2010, December 31, 2009, or September 30, 2009.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments. 24

3.2	By-Laws, As Amended. 2

4.1	Specimen of Common Share Certificate. 1

4.2	Form of Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. 3

4.3	Form of Amendment to Warrant Agreement between BioTime, Inc. and American Stock Transfer & Trust Company. 4

4.4	Form of Warrant. 4

4.5	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel. 22

4.6	Form of Warrant. 22

4.7	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte Ltd 25

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg. 1

10.2	Intellectual Property Agreement between BioTime, Inc. and Harold Waitz. 1

10.3	Intellectual Property Agreement between BioTime, Inc. and Judith Segall. 1

10.4	Intellectual Property Agreement between BioTime, Inc. and Steven Seinberg. 7

10.5	Agreement between CMSI and BioTime Officers Releasing Employment Agreements, Selling Shares, and Transferring Non-Exclusive License. 1

10.6	Agreement for Trans Time, Inc. to Exchange CMSI Common Stock for BioTime, Inc. Common Shares. 1

10.7	2002 Stock Option Plan, as amended. 24

10.8	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 5

10.9	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 6

10.10	Exclusive License Agreement between BioTime, Inc. and CJ Corp. 8

10.11	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation. 9

10.12	Lease dated as of May 4, 2005 between BioTime, Inc. and Hollis R& D Associates. 10

10.13	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation. 11

10.14	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc. 12

10.15	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation. 13

10.16	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. 17

10.17	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation. 14

10.18	Form of Amended and Restated Revolving Credit Note. 15

10.19	Third Amended and Restated Revolving Line of Credit Agreement, March 31, 2008. 16

10.20	Third Amended and Restated Security Agreement, dated March 31, 2008. 16

10.21	Sublease Agreement between BioTime, Inc. and Avigen, Inc. 17

10.22	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. 18

10.23	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 18

10.24	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 19

10.25	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 19

10.26	Fourth Amendment of Revolving Line of Credit Agreement. 19

10.27	Fourth Amendment of Security Agreement. 19

10.28	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. 20

10.29	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. 20

10.30	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. 20

10.31	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009. 21

10.32	Form of Amendment of Revolving Credit Note. 21

10.33	Fifth Amendment of Security Agreement, dated April 15, 2009. 21

10.34	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel. 22

10.35	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. 22

10.36	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel.22

10.37
Co-Exclusive OEM Supply Agreement, date July 7, 2009, between Embryome Sciences, Inc. and Millipore Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 23

10.38	Stock Purchase Agreement between OncoCyte Corporation and George Karfunkel. 24

10.39	Registration Rights Agreement between OncoCyte Corporation and George Karfunkel. 24

10.40	Employment Agreement, dated August 3, 2009, between BioTime, Inc. and Walter Funk. 25

10.41	Equity and Note Purchase Agreement entered into as of April 28, 2010 by and between ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., and Biomedical Sciences Investment Fund Pte Ltd. 25

10.42	Registration Rights Agreement, dated May 3, 2010, between BioTime, Inc. and the security holders named therein, 25

10.43	Transfer Agreement dated May 3, 2010 between BioTime, Inc. and certain shareholders of ES Cell International Pte Ltd. 25

10.44
Escrow Agreement dated May 3, 2010 among BioTime, Inc., ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., Biomedical Sciences Investment Fund Pte Ltd., and Wells Fargo Bank, National Association. 25

10.45	Sublease Agreement for 20 Biopolis #05-05/06 Centros, Singapore between Bioprocessing Technology Institute, Biomedical Sciences Institutes and ES Cell International Pte Ltd. 26

10.46	Memorandum of Tenancy of Biopolis office space, and letters of offer, amendment, and acceptance dated January 2010 between ES Cell International Pte Ltd and JTC Corporation. 26

10.47	OrthoCyte Corporation 2010 Stock Option Plan. 26

10.48	Share Purchase Agreement, dated October 7, 2010, by and among Cell Cure Neurosciences, Limited, Teva Pharmaceutical Industries, Ltd, HBL-Hadasit Bio-Holdings, Ltd., and BioTime, Inc. 27

31	Rule 13a-14(a)/15d-14(a) Certification. *

32	Section 1350 Certification.*

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

4	Incorporated by reference to Registration Statement on Form S-2, File Number 333-128083, filed with the Securities and Exchange Commission on September 2, 2005.

5	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

6	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

7	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2001.

8	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

9	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 File Number 333-109442, filed with the Securities and Exchange Commission on May 24, 2005.

11	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

12	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

13	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

14	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

15	Incorporated by reference to BioTime’s Form 8-K, filed March 10, 2008.

16	Incorporated by reference to BioTime’s Form 8-K filed April 4, 2008.

17	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

20	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

21	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

22	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

25	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

26	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

27	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 12, 2010	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 12, 2010	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer