Form 10-K/A
period 2010-12-31
BIOTIME INC
filed 2011-03-17
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

The number of common shares outstanding as of March 1, 2011 was 48,357,360

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

(a-3) Exhibits.

Exhibit Numbers	Description

2.1	Equity and Note Purchase Agreement entered into as of April 28, 2010 by and between ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., and Biomedical Sciences Investment Fund Pte., Ltd. 19

2.2	Transfer Agreement dated May 3, 2010 between BioTime, Inc. and certain shareholders of ES Cell International Pte. Ltd. 19

2.3	Agreement and Plan of Merger dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. *

3.1	Articles of Incorporation with all amendments. 18

3.2	By-Laws, As Amended. 2

4.1	Specimen of Common Share Certificate. 1

4.2	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel. 16

4.3	Form of Warrant. 16

4.4	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte Ltd. 19

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg. 1

10.2	Intellectual Property Agreement between BioTime, Inc. and Judith Segall. 1

10.3	2002 Stock Option Plan, as amended. 18

10.4	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 3

10.5	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 4

10.6	Exclusive License Agreement between BioTime, Inc. and CJ Corp. 5

10.7	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.6

10.8	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation. 7

10.9	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc. 8

10.10	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation. 9

10.11	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. 11

10.12	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation. 10

10.13	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. 12

10.14	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 12

10.15	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.16	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.17	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. 14

10.18	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. 14

10.19	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. 14

10.20	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009. 15

10.21	Form of Amendment of Revolving Credit Note. 15

10.22	Fifth Amendment of Security Agreement, dated April 15, 2009. 15

10.23	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel. 16

10.24	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. 16

10.25	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel.16

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. *

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. *

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. *

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. *

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. *

10.39	Co-Exclusive Supply Agreement, Dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd *

10.40	OncoCyte Corporation 2010 Stock Option Plan Form of OncoCyte Corporation Stock Option Agreement *

10.41	OrthoCyte Corporation 2010 Stock Option Plan Form of OrthoCyte Corporation Stock Option Agreement *

10.42	BioTime Asia, Limited 2010 Stock Option Plan Form of BioTime Asia Limited Stock Option Agreement *

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan Form of ReCyte Therapeutics, Inc. Stock Option Agreement *

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. *

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation *

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte Ltd. and Jurong Town Corporation *

21.1	List of Subsidiaries *

31	Rule 13a-14(a)/15d-14(a) Certification. **

32	Section 1350 Certification.**

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

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

*	Previously filed.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2011.

BIOTIME, INC.

By:	/s/Michael D. West
Michael D. West, Ph.D.
Chief Executive Officer

Exhibit Numbers	Description

2.1	Equity and Note Purchase Agreement entered into as of April 28, 2010 by and between ES Cell Australia Limited, Pharmbio Growth Fund Pte Ltd., and Biomedical Sciences Investment Fund Pte Ltd. 19

2.2	Transfer Agreement dated May 3, 2010 between BioTime, Inc. and certain shareholders of ES Cell International Pte. Ltd. 19

2.3	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. *

3.1	Articles of Incorporation with all amendments. 18

3.2	By-Laws, As Amended. 2

4.1	Specimen of Common Share Certificate. 1

4.2	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel. 16

4.3	Form of Warrant. 16

4.4	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte Ltd. 19

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg. 1

10.2	Intellectual Property Agreement between BioTime, Inc. and Judith Segall. 1

10.3	2002 Stock Option Plan, as amended. 18

10.4	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 3

10.5	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 4

10.6	Exclusive License Agreement between BioTime, Inc. and CJ Corp. 5

10.7	Hextend and PentaLyte Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.6

10.8	Addendum to Hextend and PentaLyte Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation. 7

10.9	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc. 8

10.10	Hextend and PentaLyte China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation. 9

10.11	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. 11

10.12	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation. 10

10.13	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. 12

10.14	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 12

10.15	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.16	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.17	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. 14

10.18	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. 14

10.19	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. 14

10.20	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009. 15

10.21	Form of Amendment of Revolving Credit Note. 15

10.22	Fifth Amendment of Security Agreement, dated April 15, 2009. 15

10.23	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel. 16

10.24	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. 16

10.25	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel.16

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. *

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. *

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. *

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. *

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. *

10.39	Co-Exclusive Supply Agreement, dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd *

10.40	OncoCyte Corporation 2010 Stock Option Plan Form of OncoCyte Corporation Stock Option Agreement *

10.41	OrthoCyte Corporation 2010 Stock Option Plan Form of OrthoCyte Corporation Stock Option Agreement *

10.42	BioTime Asia, Limited 2010 Stock Option Plan Form of BioTime Asia Limited Stock Option Agreement *

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan Form of ReCyte Therapeutics, Inc. Stock Option Agreement *

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. *

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation *

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation *

21.1	List of Subsidiaries *

31	Rule 13a-14(a)/15d-14(a) Certification. **

32	Section 1350 Certification.**

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

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

*	Previously filed.

**	Filed herewith.