Form 10-Q
period 2011-03-31
BIOTIME INC
filed 2011-05-05
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒	·
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐	·

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,799,326 common shares, no par value, as of April 25, 2011.

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

Item 1. Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011 (unaudited)	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$30,136,979	$33,324,924
Inventory	70,660	45,470
Prepaid expenses and other current assets	2,407,270	2,202,284
Total current assets	32,614,909	35,572,678

Equipment, net	1,028,954	710,766
Deferred license and consulting fees	1,330,472	1,550,410
Deposits	65,607	51,900
Intangible assets, net	21,850,289	15,386,905
TOTAL ASSETS	$56,890,231	$53,272,659

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,244,320	$1,929,874
Deferred grant income	261,777	261,777
Deferred license revenue, current portion	220,873	288,306
Total current liabilities	2,726,970	2,479,957

LONG-TERM LIABILITIES:
Deferred license revenue, net of current portion	1,012,289	1,048,757
Deferred rent, net of current portion	27,972	-
Other long-term liabilities	317,750	318,288
Total long-term liabilities	1,358,011	1,367,045

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued	-	-
Common shares, no par value, authorized 75,000,000 shares; issued and outstanding shares: 48,797,564 and 47,777,701 at March 31, 2011 and December 31, 2010, respectively	107,852,365	101,135,428
Contributed capital	93,972	93,972
Accumulated other comprehensive income	227,333	897,338
Accumulated deficit	(67,316,641)	(63,954,509)
Total shareholders’ equity	40,857,029	38,172,229
Noncontrolling interest	11,948,221	11,253,428
Total equity	52,805,250	49,425,657
TOTAL LIABILITIES AND EQUITY	$56,890,231	$53,272,659

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,2011	March 31, 2010

REVENUES:
License fees	$104,599	$73,226
Royalties from product sales	215,971	297,000
Grant income	415,611	395,096
Sale of research products	88,448	2,764
Total revenues	824,629	768,086

EXPENSES:
Research and development	(2,855,669)	(1,159,951)
General and administrative	(1,994,847)	(933,298)
Total expenses	(4,850,516)	(2,093,249)
Loss from operations	(4,025,887)	(1,325,163)
OTHER INCOME/(EXPENSES):
Interest (expense)/income, net	(82,994)	13,138
Other income, net	164,196	-
Total other income/(expenses), net	81,202	13,138
NET LOSS	(3,944,685)	(1,312,025)
Less: Net loss attributable to the noncontrolling interest	$582,553	$25,261

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(3,362,132)	$(1,286,764)

Foreign currency translation loss	(670,005)	-

TOTAL COMPREHENSIVE NET LOSS	$(4,032,137)	$(1,286,764)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	48,306,505	33,719,203

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31,2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(3,362,132)	$(1,286,764)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	65,244	10,420
Amortization of intangible assets	456,152	-
Amortization of deferred license revenues	(65,661)	(73,226)
Amortization of deferred consulting fees	194,062	-
Amortization of deferred license fees	27,375	-
Amortization of deferred rent	29,745	(1,894)
Stock-based compensation	289,540	138,826
Options issued as independent director compensation	143,796	85,817
Write off of expired inventory	4,008
Net loss allocable to noncontrolling interest	(582,553)	(25,261)
Changes in operating assets and liabilities:
Accounts receivable, net	(118,782)	(1,105)
Grant receivable	261,777	-
Inventory	9,110	(18,198)
Prepaid expenses and other current assets	(313,823)	(29,192)
Accounts payable and accrued liabilities	(617,200)	(26,004)
Other long-term liabilities	(5,563)	-
Deferred revenues	(22,534)	-
Net cash used in operating activities	(3,607,439)	(1,226,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(295,785)	(34,752)
Payment of license fee	(1,500)	(215,000)
Cash acquired as part of asset purchase, net of cash paid	3,150	-
Cash acquired in connection with merger	5,908	-
Security deposit received	244	4,026
Net cash used in investing activities	(287,983)	(245,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	72,853	48,400
Proceeds from the exercise of stock options from director	14,828	-
Proceeds from the exercise of stock options from outside consultant	2,350	70,000
Proceeds from the exercise of warrants	386,300	337,888
Proceeds from sale of common shares of subsidiary	213,500	-
Cash provided by financing activities	689,831	456,288

Effect of exchange rate changes on cash and cash equivalents	17,646	-

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(3,187,945)	(1,016,019)
Cash and cash equivalents at beginning of period	33,324,924	12,189,081
Cash and cash equivalents at end of period	$30,136,979	$11,173,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$90,282	$34
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued in connection with the purchase of assets	$2,300,000	$-
Common shares issued as part of merger	$2,600,000	$-
Warrants issued as part of merger	$954,879	$-

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General– - BioTime is a biotechnology company engaged in two areas of biomedical research and product development. BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime's primary focus is in the field of regenerative medicine, specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries. OncoCyte Corporation (“OncoCyte”) is developing therapies to treat cancer. ES Cell International Pte. Ltd. (“ESI”), a Singapore private limited company, develops and sells hES products for research use. BioTime Asia, Limited (“BioTime Asia”), a Hong Kong company, sells products for research use and may develop therapies to treat cancer, neurological, and orthopedic diseases. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat vascular and blood diseases and disorders. Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.

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

BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®. BioTime began to make its first stem cell research products available during 2008, but has not yet generated significant revenues from the sale of those products. BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use. On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology. The CIRM grant covers the period of September 1, 2009 through August 31, 2012 and is paid in quarterly installments. During the quarter ended March 31, 2011 BioTime received a quarterly payment of $392,665. Grant revenues for the three months ended March 31, 2011 also includes $18,315 and $4,631 recognized through OrthoCyte and OncoCyte. During 2010, BioTime also received $476,724 of a $733,438 grant awarded under the U.S. Government's Qualifying Therapeutic Discovery Project ("QTDP"). BioTime received the remaining QTDP award in the amount of $256,714 during the quarter ended March 31, 2011. The entire award from QTDP was recognized as revenues in 2010.

The unaudited condensed consolidated interim balance sheet as of March 31, 2011, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2011 and 2010, and the unaudited condensed consolidated interim statements of cash flows for the three months ended March 31, 2011 and 2010 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 have been made. The condensed consolidated balance sheet as of December 31, 2010 is derived from the Company’s annual audited financial statements as of that date. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results anticipated for the full year of 2011.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited condensed consolidated financial statements and notes thereto included in BioTime’s Form 10-K for the year ended December 31, 2010.

Principles of consolidation – BioTime’s condensed consolidated financial statements include the accounts of its subsidiaries. The following table reflects BioTime’s ownership of the outstanding shares of its subsidiaries.

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	95.15%	USA
OncoCyte Corporation	74%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte., Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences, Ltd.	53.6%	Israel
LifeMap Sciences, Inc.	100%	USA

All material intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2011 and as of December 31, 2010, we consolidated OncoCyte, ReCyte Therapeutics, ESI, Cell Cure Neurosciences, and BioTime Asia as we have the ability to control their operating and financial decisions and policies through our ownership, and we reflect the noncontrolling interest as a separate element of equity on our condensed consolidated balance sheet. LifeMap Sciences was organized during March 2011 and we have consolidated that subsidiary as well as of March 31, 2011.

Certain significant risks and uncertainties - BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include but are not limited to, the following: the results of clinical trials of  pharmaceutical products; the ability to obtain United States Food and Drug Administration and foreign regulatory approval to market its pharmaceutical products; the ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for products; the ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in products; and the availability of reimbursement for the cost of pharmaceutical products (and related treatment) from government health administration authorities, private health coverage insurers, and other organizations.

Use of estimates – The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition – BioTime complies with SEC Staff Accounting Bulletin guidance on revenue recognition. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable. BioTime recognizes revenue in the quarter in which the royalty reports are received, rather than the quarter in which the sales took place. When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured. Grant income is recognized as revenue when earned.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the condensed consolidated balance sheet. Total trade receivables amounted to $244,002 and $125,000 and grants receivable amounted to nil and $543,000 as of March 31, 2011 and December 31, 2010. These amounts are deemed fully collectible; as such BioTime did not recognize any allowance for doubtful accounts as of March 31, 2011 and December 31, 2010. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Research and development – BioTime complies with FASB requirements governing accounting for research and development costs. Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, and license fees paid to acquire patents or licenses to use patents and other technology from third parties.

Comprehensive Loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the condensed consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the condensed consolidated balance sheet. As of March 31, 2011 and 2010, accumulated other comprehensive loss includes loss of $557,765 and nil, respectively which is entirely from foreign currency translation.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Effective January 1, 2007, BioTime adopted the provisions of a FASB Interpretation on accounting for uncertainty in income taxes. The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2011 and December 31, 2010. Management is currently unaware of any tax issues under review

Stock-based compensation – BioTime adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options based on estimated fair values. In March 2005, the SEC issued additional guidelines which provide supplemental implementation guidance for valuation of share-based payments. BioTime has applied the provisions of this guidance in such valuations as well. Consistent with those guidelines, BioTime utilizes the Black-Scholes Merton option pricing model . BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value. In management's opinion, the existing valuation models, including Black-Scholes Merton, may not provide an accurate measure of the fair value of BioTime's employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

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

Deferred license and consulting fees – Deferred license and consulting fees consist of the value of warrants issued to third parties for services and to the minority shareholder in BioTime Asia for consulting services, and deferred license fees paid to acquire rights to use the proprietary technologies of third parties. The value of the warrants is being amortized over the period the services are being provided, and the license fees are being amortized over the estimated useful lives of the licensed technologies or licensed research products. See Note 6.

Loss per share – Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as optionsand warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Diluted loss per share for the quarters ended March 31, 2011 and 2010 excludes any effect from 3,173,273 options and 649,513 warrants, and 3,542,000 options and 3,440,832 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying condensed consolidated balance sheets.

Reclassification – Certain prior period amounts have been reclassified to conform to the current period presentation.

Effect of recently issued and recently adopted accounting pronouncements – In April 2010, the FASB issued an Accounting Standards Update (“ASU”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this standard provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This standard became effective for BioTime on January 1, 2011. The adoption of these provisions did not have a material impact on BioTime’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations , (“ASU 2010-29”), that amends ASC Subtopic 805-50, Business Combinations — Disclosures , and requires public entities that are required to present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires public entities to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. BioTime adopted the provisions of ASU 2010-29. The adoption of these provisions did not have a material impact on BioTime's condensed consolidated financial statements.

2. Inventory

At March 31, 2011, ReCyte Therapeutics, in which BioTime owns approximately a 95% interest, held $29,427 of inventory of finished products on-site at its corporate headquarters in Alameda, California. At that same date $16,175 of inventory of finished products was held by a third party on consignment. At December 31, 2010, ReCyte Therapeutics held $29,600 of inventory of finished products at its corporate headquarters and $15,870 of inventory of finished products was held by a third party on consignment. The inventory held by ReCyte Therapeutics is being transferred to BioTime or another BioTime subsidiary in connection with the change in focus of the subsidiary’s business from the production and sale of products for the research market to the development of therapeutic products to treat vascular and blood disease and disorders. At March 31, 2011 and December 31, 2010, OrthoCyte Corporation, a wholly owned subsidiary held $25,058 and nil, respectively of finished goods inventory at an offsite location.

3. Equipment

At March 31, 2011 and December 31, 2010, equipment, furniture and fixtures comprised of the following:

	March 31, 2011 (unaudited)	December 31, 2010
Equipment, furniture and fixtures	$1,310,541	$876,708
Accumulated depreciation	(281,587)	(165,942)
Equipment, net	$1,028,954	$710,766

Depreciation expense amounted to $65,244 and $10,240 for the three months period ended March 31, 2011 and 2010, respectively. The difference between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $115,645 per the condensed consolidated balance sheet is entirely attributed to foreign currency rates.

4. Intangible assets

At March 31, 2011 and December 31, 2010, intangible assets and accumulated intangible assets comprised of the following:

	March 31, 2011 (unaudited)	December 31, 2010
Intangible assets	$23,154,265	$16,208,116
Accumulated amortization	(1,303,976)	(821,211)
Intangible assets, net	$21,850,289	$15,386,905

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis. BioTime recognized $456,152 in amortization expense of intangible assets during the quarter. The difference between the amortization expense recognized in the condensed consolidated statement of operations and the increase in accumulated amortization of $482,765 per the condensed consolidated balance sheet is entirely attributed to foreign currency rates.

5. Accounts Payable and Accrued Liabilities

At March 31, 2011 and December 31, 2010, accounts payable and accrued liabilities consist of the following:

	March 31, 2011 (unaudited)	December 31, 2010
Accounts payable	$1,164,562	$1,036,145
Accrued bonuses	15,000	367,822
Other accrued liabilities	1,064,758	525,907
	$2,244,320	$1,929,874

6. Royalty Obligation and Deferred License Fees

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

BioTime did not amortize deferred license fees during the first three quarters of 2010 on the basis that sales of products under the licenses had not yet begun. Because BioTime has modified its procedure for amortizing deferred license fees during the fourth quarter of 2010, certain differences resulted in BioTime’s research and development expenses, total expenses, and net loss for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Had BioTime amortized deferred license fees during the three months ended March 31, 2010, the amount of amortization would have been $26,479. BioTime does not believe that the difference was material to its results of operations for the prior period. Amortization of deferred license fees recognized during the quarter ended March 31, 2011 amounted to $27,375.

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”). The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development. BioTime or Embryome Sciences will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF. The royalty will range from 2% to 4%, depending on the kind of products sold. The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product. In March 2009, BioTime amended its license agreement with WARF. The amendment increased the license fee from the original $225,000 to $295,000, of which $225,000 was paid in cash and $70,000 was paid by delivering BioTime common shares having a market value of $70,000 as of March 2, 2009. The amendment extended until March 2, 2010 the dates for payment of the $215,000 balance of the cash license fee and $20,000 in remaining reimbursement of costs associated with preparing, filing, and maintaining the licensed patents. The commencement date for payment of an annual $25,000 license maintenance fee was also been extended to March 2, 2010. The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

On June 24, 2008, BioTime, along with its subsidiary, ReCyte Therapeutics, entered into a Product Production and Distribution Agreement with Lifeline Cell Technology, LLC for the production and marketing of human embryonic progenitor cells (“hEPC”) or hEPC lines, and products derived from those hEPCs. The products developed under the agreement with Lifeline will be produced and sold for research purposes such as drug discovery and drug development uses. ReCyte Therapeutics paid Lifeline $250,000, included in the deferred license fee, to facilitate their product production and marketing efforts. BioTime will be entitled to recover that amount from the share of product sale proceeds that otherwise would have been allocated to Lifeline.

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells. ReCyte Therapeutics paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology. Once a total of $1,000,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later. The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent. Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties. Once a total of $600,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later. The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties. ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due. Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense. The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued. The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

In February 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”). In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement. This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

Through BioTime’s acquisition of the assets of Cell Targeting, Inc. during March 2011, BioTime acquired a royalty-bearing, exclusive, worldwide license from the Sanford-Burnham Medical Research Institute (“SBMRI”) to use certain patents pertaining to homing peptides for preclinical research investigations of cell therapy treatments, and to enhance cell therapy products for the treatment and prevention of disease and injury in conjunction with BioTime’s own proprietary technology or that of a third party. BioTime will pay SBMRI a royalty of 4% on the sale of pharmaceutical products, and 10% on the sale of any research-use products that BioTime develops using or incorporating the licensed technology; and 20% of any payments BioTime receives for sublicensing the patents to third parties. The royalties payable to SBMRI may be reduced by 50% if royalties or other fees must be paid to third parties in connection with the sale of any products. An annual license maintenance fee is payable each year during the term of the license, and after commercial sales of royalty bearing products commence, the annual fee will be credited towards our royalty payment obligations for the applicable year. BioTime will reimburse SBMRI for 25% of the costs incurred in filing, prosecuting, and maintaining patent protection, subject to BioTime’s approval of the costs.

Cell Cure Neurosciences has entered into an Amended and Restated Research and License Agreement with Hadasit Medical Research Services and Development Ltd. under which Cell Cure Neurosciences received an exclusive license to use certain of Hadasit’s patented technologies for the development and commercialization for hES cell-derived cell replacement therapies for retinal degenerative diseases. Cell Cure Neurosciences paid Hadasit 249,058 New Israeli Shekels as a reimbursement for patent expenses incurred by Hadasit, and pays Hadasit quarterly fees for research and product development services under a related Product Development Agreement. If Teva exercises its option to commercialize OpRegen,™ it will pay Cell Cure Neurosciences an initial license fee, plus milestone payments as the clinical development and commercialization of the product progress, and royalties on sales of OpRegen. ™ Royalty payments would range from 6% to 10% of the net sale price of OpRegen,™ depending upon the total amount of annual sales. The license fee and milestone payments would total $29.5 million if clinical trials are successful and the product is sold in the United States and one or more European Union countries. The royalty payments will be reduced by 50% with respect to sales in any country in which a generic equivalent product is being sold by a third party unrelated to Teva. Payments of like amounts would be made to Cell Cure Neurosciences if OpRegen-Plus™ is successfully developed and marketed in the United States and one or more European Union countries

If Teva does not exercise its option and Cell Cure Neurosciences instead commercializes OpRegen™ or OpRegen-Plus™ itself or sublicenses the Hadasit patents to a third party for the completion of development or commercialization of OpRegen™ or OpRegen-Plus,™ Cell Cure Neurosciences will pay Hadasit a 5% royalty on sales of products that utilize the licensed technology. Cell Cure Neurosciences will also pay sublicensing fees ranging from 10% to 30% of any payments Cell Cure Neurosciences receives from sublicensing the Hadasit patents to companies other than Teva. Commencing in January 2017, Hadasit will be entitled to receive an annual minimum royalty payment of $100,000 that will be credited toward the payment of royalties and sublicense fees otherwise payable to Hadasit during the calendar year.

If Teva does not exercise its option to license OpRegen™ or OpRegen-Plus™ and instead Cell Cure Neurosciences or a sublicensee other than Teva conducts clinical trials of OpRegen™ or OpRegen-Plus,™ Hadasit will be entitled to receive certain payments from Cell Cure Neurosciences upon the first attainment of certain clinical trial milestones in the process of seeking regulatory approval to market a product developed by Cell Cure Neurosciences using the licensed patents. Hadasit will receive $250,000 upon the enrollment of patients in the first Phase I clinical trial, $250,000 upon the submission of Phase II clinical trial data to a regulatory agency as part of the approval process, and $1 million upon the enrollment of the first patient in the first Phase III clinical trial.

Through its merger with Glycosan BioSystems, Inc. (discussed in Note 9) during March 2011, OrthoCyte acquired a license from the University of Utah to use certain patents in the production and sale of certain hydrogel products. Under the License Agreement, OrthoCyte will pay a 3% royalty on sales of products and services performed that utilize the licensed patents. Commencing in 2013, OrthoCyte will be obligated to pay minimum royalties to the extent that actual royalties on products sales and services utilizing the patents are less than the minimum royalty amount. The minimum royalty amounts are $15,000 in 2013, $22,500 in 2014, and $30,000 each year thereafter during the term of the License Agreement. OrthoCyte shall also pay the University of Utah 30% of any sublicense fees or royalties received under any sublicense of the licensed patents.

OrthoCyte will pay the University of Utah $5,000 upon the issuance of each of the first five licensed patents issued in the United States, subject to reduction to $2,500 for any patent that the University has licensed to two or more other licensees for different uses. OrthoCyte will also pay a $225,000 milestone fee within six months after the first sale of a “tissue engineered product” that utilizes a licensed patent. A tissue engineered product is defined as living human tissues or cells on a polymer platform, created at a place other than the point-of-care facility, for transplantation into a human patient.

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection certain business acquisitions. At March 31, 2011, 649,513 warrants to purchase common shares with a weighted average exercise price of $9.00 and a weighted average remaining contractual life of 2.28 years were outstanding.

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

As of March 31, 2011 BioTime had no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 75,000,000 common shares with no par value. As of March 31, 2011, BioTime had issued and outstanding 48,797,564 common shares.

During the three months ended March 31, 2011, BioTime received total cash of $90,031 for the exercise of 218,910 options, and $386,300 for the exercise of 206,100 warrants. Average cash receipts were $0.41 for options and $1.87 for warrants.

During the three months ended March 31, 2011 and 2010, BioTime recognized stock-based compensation expenses of $433,336 and $224,643, respectively, due to stock options granted to employees and directors. During the three months ended March 31, 2011, BioTime granted 71,593 options, under its 2002 Stock Option Plan. No options were granted in the same period in the prior year.

8. Cell Targeting, Inc. Asset Purchase

 On January 28, 2011, BioTime acquired substantially all of the assets of Cell Targeting, Inc. (“Cell Targeting”), a company that was engaged in research in regenerative medicine. The assets acquired consist primarily of patents, patent applications, and licenses to use certain patents. We issued 261,959 of our common shares and paid Cell Targeting $250,000 in cash to acquire the assets. The assets may be used by our subsidiaries such as OncoCyte, which is developing cellular therapeutics for the treatment of cancer using vascular progenitor cells engineered to destroy malignant tumors.

The asset purchase is being accounted for as a business combination under the acquisition method of accounting.  This means that even though BioTime did not directly assume and will not directly pay Cell Targeting's debts or other liabilities, for financial accounting purposes Cell Targeting's financial statements as of January 28, 2011, the date of the acquisition, are being consolidated with those of BioTime.  In accordance with Accounting Standards Codification 805, Business Combinations ("ASC 805"), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and the Cell Targeting liabilities outstanding based on the estimated fair value of the assets and the amount of the liabilities as of January 28, 2011.  BioTime amortizes intangible assets over their useful lives, which BioTime estimates to be 10 years.

The total purchase price of $2,550,000 is being allocated as indicated:

Components of the purchase price:
BioTime common shares	$2,300,000
Cash	250,000
Total purchase price	$2,550,000

Preliminary allocation of purchase price:
Assets acquired and Liabilities assumed:
Cash	$253,150
Other current assets	2,443
Intangible assets	3,012,640
Current liabilities	(718,233)
Net assets acquired	$2,550,000

The fair value of the shares issued was $8.78, the average closing price per share of BioTime common shares as reported on the NYSE Amex for the twenty (20) trading days immediately preceding the third trading day prior to the Closing Date, January 28, 2011.

9. Merger with Glycosan BioSystems, Inc.

 On March 21, 2011, we completed the merger of Glycosan BioSystems, Inc. (“Glycosan”) into our wholly-owned subsidiary OrthoCyte. Through the merger, OrthoCyte acquired all of Glycosan's assets, including manufacturing equipment, inventory, and technology licenses, and assumed Glycosan's obligations, which at March 18, 2011 totaled approximately $252,000 and primarily consisted of trade payables, accrued salaries, legal fees, and repayment of amounts advanced to Glycosan. We issued 332,894 of our common shares and 206,613 warrants to purchase our common shares in connection with the merger.

The merger is being accounted for under the acquisition method of accounting.  In accordance with ASC 805, the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of March 21, 2011.  BioTime amortizes intangibles over their useful lives, which BioTime estimates to be 10 years.  In accordance with ASC 805, BioTime does not amortize goodwill.  The purchase price was allocated using the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The total purchase price for the merger of $3,554,879 is being allocated as indicated:

Components of the purchase price:
BioTime common shares	$2,600,000
BioTime warrants	954,879
Total purchase price	$3,554,879

Preliminary allocation of purchase price:
Assets acquired and Liabilities assumed:
Cash	$5,908
Other current assets	64,520
Property, plant and equipment, net	81,183
Intangible assets	3,592,039
Current liabilities	(188,771)
Net assets acquired	$3,554,879

The fair value of the shares issued was $7.81, the average closing price of BioTime common shares as reported on the NYSE Amex for the ten (10) trading days immediately preceding the date of the Merger Agreement dated February 11, 2011. The fair value of the warrants issued was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term of three years, which is equal to the contractual life of the warrants; risk-free rate of 1.12%; no expected dividend yield; 109.01% expected volatility; a stock price of $7.56; and an exercise price of $10.

10. Unaudited Pro Forma Interim Financial Information –Three Months Ended March 31, 2011 and 2010

The following unaudited pro forma information gives effect to the acquisition of Cell Targeting, Glycosan, ESI and Cell Cure as if the acquisition took place on January 1, 2010. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$1,067,546	$836,745

Net loss available to common shareholders	$(3,989,567)	$(1,933,721)

Net loss per common share – basic and diluted	$(0.08)	$(0.05)

11. Subsequent Events

During March 2011, BioTime organized a new subsidiary, LifeMap Sciences, Inc., to advance the development and commercialization of BioTime’s embryonic stem cell database. In April 2011, BioTime invested approximately $833,000 in LifeMap Sciences and plans to invest approximately $1,166,000 more by July 1, 2012 if certain database development milestones are attained and certain other conditions are met. LifeMap Sciences plans to make the database available for use by stem cell researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis.

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

Our lead blood plasma expander product, Hextend®, is a physiologically balanced intravenous solution used in the treatment of hypovolemia, a condition caused by low blood volume, often from blood loss during surgery or injury. Hextend maintains circulatory system fluid volume and blood pressure, and keeps vital organs perfused during surgery and trauma care. Hextend is manufactured and distributed in the United States by Hospira, Inc., and in South Korea by CJ CheilJedang Corp (“CJ”), under license from us.

“Regenerative medicine” refers to an emerging field of therapeutic product development that may allow all human cell and tissue types to be manufactured on an industrial scale. Historically speaking, this has never been possible in the past, and was made possible by the first isolation of human embryonic stem (“hES”) cells and creation of induced pluripotent stem (“iPS”) cells. These cells are called “pluripotent stem cells” because they have the unique property of being able to branch out into each and every kind of cell in the human body such as the cell types that make up the brain, the blood, the heart, the lungs, the liver, and other tissues. Unlike adult-derived stem cells that have limited potential to become different cell types, pluripotent stem cells may have vast potential to supply an array of new regenerative therapeutic products, especially those targeting the large and growing markets associated with age-related degenerative disease. Unlike pharmaceuticals that require a molecular target, therapeutic strategies in regenerative medicine are generally aimed at simply regenerating the affected cells and tissues, and therefore may have broader applicability.

Our efforts in regenerative medicine include the development and sale of products designed for research applications as well as for therapeutic uses. We offer advanced human stem cell products and technology that can be used by researchers at universities, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. Research products generally can be marketed without regulatory approval, and are therefore relatively near-term business opportunities, especially when compared to therapeutic products.

We have organized several subsidiaries to undertake our cell replacement therapeutic programs and our research product programs. We will partly or wholly fund these subsidiaries, recruit their management teams, assist them in acquiring technology, and provide general guidance for building the subsidiary companies. We may license patents and technology to the subsidiaries that we do not wholly own under agreements that will entitle us to receive royalty payments from the commercialization of products or technology developed by the subsidiaries.

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ReCyte Therapeutics, Inc.	Blood and vascular diseases including coronary artery disease iPS cell banking	95.15%	USA
OncoCyte Corporation	Cancer	74%	USA
OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis Biocompatible hydrogels that mimic the human extracellular matrix	100%	USA
ES Cell International Pte. Ltd.	Stem cell products for research, including cell lines produced under clinical “good manufacturing practices” (“GMP”)	100%	Singapore
BioTime Asia, Limited	Ophthalmologic, skin, musculo-skeletal system, and hematologic diseases. Stem cell products for research	81%	Hong Kong
Cell Cure Neurosciences, Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	53.6%	Israel
LifeMap Sciences, Inc	Stem cell data base	100%	USA

Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and ESpan™, and ESpy™ are trademarks of BioTime, Inc. HyStem® is a registered trademark of OncoCyte Corporation. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc.

We were incorporated in 1990 in the state of California. Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502. Our telephone number is (510) 521-3390.

Recent Developments

During the first quarter of 2011, we made two important acquisitions. In January 2011, we acquired the assets of Cell Targeting, Inc. (“CTI”), a biotechnology company focused on technologies to “paint” molecules on the surface of cells that cause the cells to adhere to particular tissues, such as those afflicted with disease. CTI and its collaborators have produced several such tissue-specific and disease-specific cell modification agents with the potential to raise cell therapy products to a new level of performance. We will initially provide this technology to our majority-owned subsidiary OncoCyte Corporation for use in the development of genetically modified hES-derived vascular progenitors designed to target and destroy malignant tumors.

During March 2011, we acquired Glycosan BioSystems, Inc. through a merger between Glycosan and our subsidiary OrthoCyte Corporation. Glycosan has been a leader in developing, manufacturing, and marketing proprietary biocompatible hydrogels that mimic the extracellular matrix in which cells reside. We intend to initially use the Glycosan technology in the development of therapeutic products for use in the treatment of osteoarthritis. Glycosan’s hydrogels may have other applications when combined with the diverse and scalable cell types our scientists have isolated from hES cells. Glycosan has recently developed HyStem-Rx for potential use as an implantable cell delivery matrix.  In addition, we may elect to seek regulatory approval for the use of one Glycosan hydrogel, HyStem-Rx, as a stand-alone cell delivery device in countries outside of the United States.

HyStem®-Rx is a biocompatible hydrogel that mimics the extracellular matrix in which cells reside.  As an injectable product, HyStem®-Rx may address an immediate need in cosmetic and reconstructive surgery and other procedures by improving the process of transplanting adipose (fat) cells or other adult stem cells. Adult stem cell types such as adipose stem cells obtained from a patient through liposuction can be transplanted back into the same patient in another location in the body, without the risk of rejection associated with the transplant of donor tissues. However, the transplantation of cells without the molecular matrix in which cells normally reside often leads to widespread cell death or the failure of the transplanted cells to remain in the transplant site. The transplant of cells in HyStem®-Rx may resolve these hurdles by localizing the transplanted cells in the intended location, and providing a three-dimensional form for the cells to rebuild normal tissue.  HyStem®-Rx may have use in other emerging cell and tissue transplant therapies to treat osteoarthritis, brain tumors, stroke, bone fractures, and wounds. The use of HyStem-Rx as an implantable cell delivery matrix in humans will require approval by the United States FDA and comparable regulatory agencies in foreign countries, which has not yet been obtained.  We expect to invest approximately $1.2 million during the next 12 to 14 months on more advanced pre-clinical development of HyStem-Rx, including additional biocompatibility, safety and toxicity testing, and performing manufacturing and assay validations, with the plan to subsequently design and conduct clinical trials and apply for regulatory approval to market HyStem-Rx as an implantable cell delivery device in countries outside the United States during the following two year period.  BioTime believes that it may be possible to obtain regulatory approval within the European Union and all other countries that accept the CE Mark with an expenditure of between $3 million and $5 million, depending on clinical trial requirements and results.

During March 2011, we organized a new subsidiary, LifeMap Sciences, Inc., to advance the development and commercialization of our embryonic stem cell database.  The new expanded data will address all known human branches in the mammalian developmental tree, including several thousand stem and progenitor cells, and related information such as anatomy, differentially-expressed gene signatures, and research reagents.  Our plan is to make the database available for use by stem cell researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis.  The database will permit users to follow the development of embryonic stem cell lines to the purified progenitor cell lines created by us using our proprietary ACTCellerate™ technology.

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

Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Accordingly, our royalty revenues for the three months ended March 31, 2011 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning October 1, 2010 and ending December 31, 2010.

Stem Cell Products for Research in Regenerative Medicine

We are marketing our stem cell products for research through our website Embryome.com. By an agreement with us, Millipore Corporation became a worldwide distributor of certain ACTCellerate™ human embryonic progenitor cell (“hEPC”) lines and related ESpan™ growth media. We made our initial delivery of six hEPC lines to Millipore during January 2010, and these lines are being marketed and distributed on a worldwide basis. The companies anticipate jointly launching an additional 29 cell lines and associated optimized ESpan™ growth media for the in vitro propagation of each progenitor cell line within the coming 12 months. The ACTCellerate™ hEPC lines and ESpan™ growth media products distributed by Millipore may also be purchased directly from us on our website Embryome.com. In addition to the products that we are co-marketing with Millipore, we now offer 92 other ACTCellerate™ hEPC lines for sale on Embryome.com, and we anticipate adding additional cell lines and related ESpan™ growth media and differentiation kits over time. We are also offering ACTCellerate™ hEPCs and ESpan™ growth media in Asia through BioTime Asia’s distribution agreement with Shanghai Genext Medical Technology Co., Ltd.

During November and December 2010, we signed agreements with the California Institute for Regenerative Medicine ("CIRM") and the University of California system to distribute five human embryonic stem cell lines produced under the standard of Good Manufacturing Practices ("GMP").  The agreement provides for the lines to be distributed in two phases.  In the first phase, BioTime is providing research grade versions of the lines under a material transfer agreement that restricts the use to research use only.  We provided research-grade cell lines free of charge to CIRM-funded and California-based researchers until April 30, 2011. Since that date, researchers may purchase the research-grade cells from us at a price of $2,600 per ampoule.  As of April 30, 2011 we had provided research-grade lines to 28 researchers under this program, including researchers at Stanford University, the University of California San Francisco, the University of Southern California, the University of California Davis, the University of California Los Angeles, the University of California San Diego, California State University Fullerton as well as other institutions.

In the second phase, we plan to make the GMP-grade cell lines, along with certain documentation and complete genomic DNA sequence information, available by November 2011. We will charge a price for the GMP-grade cell lines that covers our production and delivery costs. Although no royalties will be payable to us by researchers who acquire the cell lines for research use, researchers who desire to use the GMP cell lines for therapeutic or diagnostic products, or for any other commercial purposes, may do so only after signing commercialization agreements acceptable to us. Commercialization agreements under this program will entitle us to receive royalties on net sales not to exceed 2% of net sales, reducible to 1.5% if the researcher must pay any other royalties in connection with the commercialization of their product.

We are still in the process of launching our first products for stem cell research and cannot yet predict the amount of revenue that may be generated by these new products.

Research and Development Programs in Regenerative Medicine and Stem Cell Research

The following table summarizes the most significant achievements in our primary research and development programs in stem cell research and regenerative medicine.

Company	Program	Status
BioTime(1) and ES Cell International Pte. Ltd. (“ESI”)	ACTCellerate™ cell lines/ growth media/reagent kits for stem cell research GMP hES cell lines
Nearly 300 products for stem cell research are now being offered, including ACTCellerate™ hEPCs, ESpan™ cell line optimal growth media, and reagent cell differentiation kits. We plan to add additional cell lines, growth media, and differentiation kits with characterization of new hEPCs

ESI has developed and offers for sale GMP hES cell lines for research purposes.

BioTime(1)	CIRM-funded research project addressing the need for industrial-scale production of purified therapeutic cells
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

Identifying peptide reagents that show specificity for cell surface targets on hEPCs and could thus be used directly as affinity reagents.

Company	Program	Status
OncoCyte	Vascular endothelial cells that can be engineered to deliver a toxic payload to the developing blood vessels of a tumor
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

Completed initial development of a toxic payload transgene system which includes a pro-drug converting enzyme (TK) and paired pro-drug (gangcyclovir)

OrthoCyte	Cartilage repair using embryonic progenitor cells Biocompatible hydrogels that mimic the human extra cellular matrix
Identified several cell lines that displayed molecular markers consistent with the production of human cartilage.

Confirmed chondrogenic potential by directly measuring

cartilage production from those lines.

Demonstrated that those cell lines can be combined with commonly used support matrices to formulate a combination product for treating cartilage deficits.

Developed Extracel PEGgel and HyStem hydrogel products for basic laboratory research use

Conducted pre-clinical development of HyStem Rx as an implantable cell delivery device

ReCyte Therapeutics	Therapeutic products for cardiovascular and blood diseases utilizing its proprietary ReCyte™ iPS technology.	Evaluating effects of telomere length on growth potential of iPS cells and iPS-derived progenitor lines.
BioTime	Hextend – Blood plasma volume expanders	Hextend is currently marketed to hospitals and physicians in the USA and Korea. Activities include complying with all regulatory requirements and promotional activities.
BioTime Asia	Distributing ACTCellerate hEPC lines growth media and reagents	Initial sales of cell lines, growth media, and differentiation kits, to customers in Asia.
Cell Cure Neurosciences	OpRegen™ and OpRegen-Plus™ for treatment of age related macular degeneration
Conducted animal model studies to establish proof of concept.

Developed directed differentiation as efficient method for short culture period to produce a supply of retinal pigment epithelial cells.

Granted Teva Pharmaceutical Industries, Ltd. an option to complete clinical development of, and to manufacture, distribute, and sell, OpRegen™ and OpRegen-Plus™

(1) During late December 2010, our subsidiary, Embryome Sciences, Inc., changed its name to ReCyte Therapeutics, Inc. in conjunction with a change of its business focus to the research and development of therapeutic products to treat blood and vascular diseases and disorders. Embryome Sciences’ research products business and ACTCellerate™ hEPC research and development projects, including related patent and technology rights, are being assigned to BioTime or other BioTime subsidiaries.

The inherent uncertainties of developing new products for stem cell research and for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commence commercialization of new products. There is no assurance that we or any of our subsidiaries will be successful in developing new technologies or stem cell products, or that any technology or products that may be developed will be proven safe and effective for treating diseases in humans, or will be successfully commercialized. Most of our potential therapeutic products are at a very early stage of preclinical development. Before any clinical trials can be conducted by us or any of our subsidiaries, the company seeking to conduct the trials would have to compile sufficient laboratory test data substantiating the characteristics and purity of the stem cells, conduct animal studies, and then obtain all necessary regulatory and clinical trial site approvals, after which a team of physicians and statisticians would need to be assembled to perform the trials. Clinical trials will be costly to undertake and will take years to complete. See our discussion of the risks inherent in our business and the impact of government regulation on our business in the “Risk Factors” section of this report.

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

Critical Accounting Policies

Revenue recognition – We comply with SEC Staff Accounting Bulletin guidance on revenue recognition. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured. Grant income is recognized as revenue when earned.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred. This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (“FASB”) regarding goodwill and other intangible assets.

Research and development – We comply with FASB requirements governing accounting for research and development costs. Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, and license fees paid to acquire patents or licenses to use patents and other technology from third parties.

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

Deferred license and consulting fees – Deferred license and consulting fees consist of the value of warrants issued to third parties for services and to the minority shareholder in BioTime Asia for its participation in the organization of that company, and deferred license fees paid to acquire rights to use the proprietary technologies of third parties. The value of the warrants is being amortized over the lives of the warrants, and deferred license fees over the estimated useful lives of the licensed technologies or licensed research products. The estimation of the useful life any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life of a new product cannot be known with certainty at the time that the right to use the technology or product is acquired. We will review its amortization schedules for impairments that might occur earlier than the original expected useful lives. See also Note 6 to the Condensed Consolidated Interim Financial Statements.

Principles of consolidation – Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, LifeMap Sciences, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95% of the outstanding shares of common stock as of March 31, 2011; the accounts of OncoCyte, a subsidiary of which we owned approximately 74% of the outstanding shares of common stock as of March 31, 2011; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81% of the outstanding shares as of March 31, 2011, and the accounts of Cell Cure Neurosciences, a subsidiary in which we owned approximately 53.6% of the outstanding shares as of March 31, 2011. All material intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Revenues

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend and pay us the royalties due on account of such sales within 90 days after the end of each calendar quarter. We recognize those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Our royalty revenues for the three months ended March 31, 2011 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning October 1, 2010 and ending December 31, 2010. Royalty revenues recognized for the first quarter of 2011 were $187,621 from Hospira and $28,350 from CJ during. Total royalties of $215,971 for the quarter decreased 27% from royalties of $297,000 received during the same period last year.

Based on sales of Hextend that occurred during the first quarter of 2011, we expect to receive royalties of $144,155 from Hospira and we have received $28,365 from CJ during the second quarter of 2011. Total royalties of $172,520 for the quarter decreased 19.9% from royalties of $215,308 received during the same period last year. These royalties will be reflected in our financial statements for the second quarter of 2011.

The decrease in royalties received from Hospira is generally due to a decrease in sales to hospitals which was largely attributable to a drop in the price of competitive products in the market.

We recognized as revenue $65,661 and $73,226 of license fees from CJ and Summit Pharmaceuticals International Corporation during the three months ended March 31, 2011 and 2010, respectively. The license fees were received from CJ during April 2003 and July 2004, and from Summit during December 2004 and April and October of 2005, but full recognition of the license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Note 1 to the Condensed Consolidated Interim Financial Statements.  License fees for the three months ended March 31, 2011 also includes $38,938 earned through ESI.

We recognized revenue of $392,665 from our research grant from CIRM during the three months ended March 31, 2011, compared to $395,096 during the same period last year. Grant revenues for the three months ended March 31, 2011 also includes $18,315 and $4,631 recognized through OrthoCyte and OncoCyte.

Operating Expenses

Research and development expenses increased to $2,855,669 for the three months ended March 31, 2011, from $1,159,951 for the three months ended March 31, 2010. For 2011, research and development expenses also included $1,105,064 of research and development expense incurred by ESI and Cell Cure Neurosciences, of which $405,648 is derived from the amortization of patent technology related to our acquisition of those subsidiaries in May and October 2010, respectively. Also, during the fourth quarter of the 2010 fiscal year, BioTime modified its procedure for amortizing deferred license fees. As a result, research and development expenses for the quarter ended March 31, 2011 include $27,375, of amortization of deferred license fees. Had we amortized deferred license fees during the three months ended March 31, 2010, the amount would have been $ 26,479. Aside from those expenses, the increase in research and development expense during 2011 is primarily attributable to an increase of $151,017 in employee compensation and related costs allocated to research and development expense, an increase of $46,057 in scientific consulting fees, an increase of $57,503 in stock-based compensation allocated to research and development expense, an increase of $32,352 of travel and related costs allocated to research and development expenses, an increase of $32,857 in rent allocated to research and development expenses, an increase of $104,016 in outside research and laboratory costs, and an increase of $85,247 in expenditures made to cover laboratory expenses and supplies. Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

The following table shows the amount and approximate percentages of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2011. We do not have comparative data for the first quarter of 2010 on a program by program basis because many of the programs were in the early start-up phase, had not yet commenced, or the we had not yet acquired the subsidiary conducting the program.

Company	Program	Amount	Percent
BioTime and ESI	ACTCellerate hEPCs, GMP hES cell lines, and related research products	$725,760	25%
BioTime	CIRM sponsored ACTCellerate technology	$474,756	17%
OncoCyte	Cancer therapy	$406,359	14%
OrthoCyte	Orthopedic therapy; hydrogel products	$220,460	8%
ReCyte Therapeutics	IPS and vascular therapy	$170,455	6%
BioTime	Hextend	$100,666	3%
BioTime Asia	Stem cell products for research	$76,355	3%
Cell Cure Neurosciences	OpRegen,™ OpRegen-Plus,™ and neurological disease therapies	$680,858	24%

General and administrative expenses increased to $1,994,847 for the quarter ended March 31, 2011 from $933,298 for the three months ended March 31, 2010. For 2011, general and administrative expenses also included $115,996 of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively. The increase is further attributable to an increase of $515,677 in employee compensation, bonuses and related costs allocated to general and administrative expense, an increase of $78,684 in cash and stock-based compensation paid to our independent directors, an increase of $179,345 general consulting fees arising from amortization of consulting fees attributable to the value of warrants issued to the minority shareholder in BioTime Asia for consulting services, an increase of $12,108 in legal fees and general and administrative patent expenses, and an increase of $75,043 in outside services. General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

Interest and Other Income (Expense)

For the three months ended March 31, 2011, we earned $13,286 of interest income net of $96,280 of interest expense, compared to interest income of $13,195 net of $57 of interest expense for the three months ended March 31, 2010. The increase in interest expense is primarily due to $96,185 of interest expense offset by $3,071 of interest income incurred by Cell Cure Neurosciences which we acquired in October 2010.

Income Taxes

During the three months ended March 31, 2011 and 2010, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At March 31, 2011, we had $30,136,979 of cash and cash equivalents on hand. We will depend upon revenue from the sale of our research products, royalties from the sale of Hextend by Hospira and CJ, and research grants from CIRM and other providers as our principal sources of revenues for the near future. Millipore and Genext began marketing some of our hEPC lines an ESpan™ growth media during 2010, but it is too early to predict future revenues from the sale of our stem cell research products by them.

Because our revenues from product sales and royalties are not presently sufficient to cover our operating expenses, we may need to obtain additional debt or equity capital in order to finance our operations. The future availability and terms of equity or debt financing are uncertain. We presently have issued and outstanding 649,513 common share purchase warrants, of which 556,613 are exercisable at a price of $10.00 per share, and 92,900 at $3.00 per share. These warrants expire on various dates ranging from September 2012 to May 2014. None of the warrants are publicly traded.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the three months ended March 31, 2011, we received $873,282 of cash in our operations. Our sources of that cash were $187,621 of royalty revenues from Hospira, $28,365 of royalty revenues from CJ, a $256,714 payment from a QTDP research grant, a $392,665 research grant payment from CIRM, and a $7,917 payment from the sale of research products.

Cash used in operations

During the three months ended March 31, 2011, our total research and development expenditures were $2,855,669, and our general and administrative expenditures were $1,994,847. Net loss attributable to BioTime for the three months ended March 31, 2011, amounted to $3,362,132. Net cash used in operating activities during the quarter amounted to $3,607,439. The difference between the net loss and net cash used in operating activities during the quarter was primarily attributable to non-cash expenses and accrued revenues, including $289,540 in stock-based compensation paid to employees and consultants, amortization of $456,152 in intangible assets, $143,796 in options issued as independent director compensation, $194,062 amortization of deferred consulting fees, $27,375 amortization of deferred license fees, $29,745 amortization of deferred rent, $65,244 in depreciation expense, and $261,777 in grants receivable. This overall difference was offset to some extent by amortization of $65,661 in deferred license revenues, $313,823 in prepaid expenses and other current assets, $617,200 in accounts payable and accrued liabilities, $118,782 in accounts receivable and net loss of $582,553 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the three months ended March 31, 2011, $287,983 was used for investing activities. The primary components of cash expended were approximately $295,785 used in the purchase of equipment and $250,000 used in the acquisition of Cell Targeting. This cash expenditure was offset to some extent by $259,058 of cash acquired in connection with the asset purchase transaction with Cell Targeting and merger with Glycosan.

Cash generated by financing activities

During the three months ended March 31, 2011, $689,831 in net cash was provided from our financing activities. During this period, we received $90,031 in connection with the exercises of 218,910 stock options and $386,300 in connection with the exercises of 206,100 stock purchase warrants, and $213,500 from issuance of ReCyte common shares.

Contractual obligations

We had no contractual obligations as of March 31, 2011, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facility in Alameda, California that expires on February 29, 2016. Base monthly rent under our current Alameda facility lease is $27,972 per month, increasing by three percent each subsequent year of the new lease term. In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

ESI’s Singapore lease of office space expires on January 11, 2012. Base monthly rent under that lease is S$2,286 (Singapore dollars). ESI’s Singapore lease of lab space expires on October 31, 2011. Base monthly rent under the Singapore laboratory lease is S$8,400 (Singapore dollars).

Future capital needs

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we have. We curtailed the pace and scope of our plasma volume expander development efforts due to the limited amount of funds available. Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for our projects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of March 31, 2011, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Quarterly Report on Form 10-Q. Following this review and evaluation , management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our net losses for the three months ended March 31, 2011 and for the fiscal years ended December 31, 2010, 2009 and 2008 were $4,032,137, $10,287,280, $5,144,499, and $3,780,895, respectively, and we had an accumulated deficit of $67,316,641 as of March 31, 2011, and $63,954,509, $52,769,891, and $47,625,392 as of December 31, 2010, 2009, and 2008, respectively. Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings. Also, we have been awarded research grants from CIRM and QTDP. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

●            The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $2,855,669 during the three months ended March 31, 2011, and $7,892,024, $2,968,987, and $1,725,187 during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

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

We plan to invest in the development of a stem cell data base but there is no assurance that the data base, if successfully completed, can be profitably commercialized

We recently formed a new subsidiary, LifeMap Sciences, to advance the development and commercialization of our embryonic stem cell database. We have invested approximately $833,000 in LifeMap Sciences and we plan to invest approximately $1,166,000 more by July 1, 2012 if certain database development milestones are attained and certain other conditions are met. Our plan is to make the database available for use by stem cell researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis, but there is no assurance that the data base will be successfully completed or that LifeMap Sciences will be able to generate sufficient paid subscriptions for use of the data base to allow us to recover our investment or earn a profit.

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

●            At March 31, 2011, we had $30,136,979 of cash and cash equivalents on hand. There can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

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

If we do not receive regulatory approvals we will not be permitted to sell our pharmaceutical and medical device products

The pharmaceutical and medical device products that we and our subsidiaries develop cannot be sold until the United States Food and Drug Administration (“FDA”) and corresponding foreign regulatory authorities approve the products for medical use. The need to obtain regulatory approval to market a new product means that:

●            We will have to conduct expensive and time-consuming clinical trials of new products. The full cost of conducting and completing clinical trials necessary to obtain FDA and foreign regulatory approval of a new product cannot be presently determined, but could exceed our current financial resources.

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

●            Data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit, or prevent regulatory agency approvals. Delays in the regulatory approval process or rejections of an application for approval of a new drug may be encountered as a result of changes in regulatory agency policy.

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

●            Government-imposed restrictions on the use of embryos or hES cells in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products. During March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s Executive Order, the National Institutes of Health (“NIH”) has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research. A lawsuit, Sherley v. Sebelius, is now pending, challenging the legality of the new NIH guidelines. In that litigation, a United States District Court issued a temporary injunction against the implementation of the new NIH guidelines, but the District Court’s ruling has been vacated by the United States Court of Appeals. The ultimate resolution of that lawsuit could determine whether the federal government may fund research using hES cells, unless new legislation is passed expressly permitting or prohibiting such funding.

●            California law requires that stem cell research be conducted under the oversight of a stem cell research oversight committee (“SCRO”). Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO. A SCRO could prohibit or impose restrictions on the research that we plan to do.

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

●            A patent interference proceeding may be instituted with the United States Patent and Trademark Officer (“U.S. PTO”) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the PTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the PTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.

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

Our patents may not protect our products from competition

We or our subsidiaries have patents in the United States, Canada, the European Union countries, Australia, Israel, Russia, South Africa, South Korea, Japan, Hong Kong, and Singapore, and have filed patent applications in other foreign countries for our plasma volume expander and stem cell products and technology.

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

Risks Pertaining to Our Common Shares

Ownership of our common shares will entail certain risks associated with the volatility of prices for our shares and the fact that we do not pay dividends on our common shares.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares. As of March 31, 2011, there were 3,173,273 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 649,513 shares reserved for issuance upon the exercise of common share purchase warrants. No preferred shares are presently outstanding.

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

We and our subsidiaries may issue additional common shares or other securities that are convertible into or exercisable for common shares in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, or in connection with future business acquisitions, or for other business purposes. The future issuance of any such additional common shares or other securities may create downward pressure on the trading price of our common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3. Default Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement, dated March 21, 2011*

10.1	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation (1)

10.2	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation (1)

10.3	License Agreement, dated February 15, 2006, between the University of Utah and Glycosan BioSystems, Inc., and amendments thereto*

10.4	LifeMap Sciences, Inc. 2011 Stock Option Plan
Form of LifeMap Sciences, Inc. Stock Option Agreement*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

(1)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2010.

(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

(3)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 3, 2011	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 3, 2011	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit
Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement, dated March 21, 2011*

10.1	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation (1)

10.2	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation (1)

10.3	License Agreement, dated February 15, 2006, between the University of Utah and Glycosan BioSystems, Inc., and amendments thereto*

10.4	LifeMap Sciences, Inc. 2011 Stock Option Plan
Form of LifeMap Sciences, Inc. Stock Option Agreement*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

(1)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2010.

(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

(3)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

*	Filed herewith