Form 10-K/A
period 2010-12-31
BIOTIME INC
filed 2011-07-06
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. *

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. *

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. *

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. *

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. *

10.39	Co-Exclusive Supply Agreement, Dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd *

10.40	OncoCyte Corporation 2010 Stock Option Plan Form of OncoCyte Corporation Stock Option Agreement *

10.41	OrthoCyte Corporation 2010 Stock Option Plan Form of OrthoCyte Corporation Stock Option Agreement *

10.42	BioTime Asia, Limited 2010 Stock Option Plan Form of BioTime Asia, Limited Stock Option Agreement *

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan Form of ReCyte Therapeutics, Inc. Stock Option Agreement *

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. *

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation *

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte Ltd. and Jurong Town Corporation *

21.1	List of Subsidiaries *

31	Rule 13a-14(a)/15d-14(a) Certification. **

32	Section 1350 Certification.**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30 day of June, 2011.

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