Form 10-Q
period 2011-06-30
BIOTIME INC
filed 2011-08-09
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,869,323 common shares, no par value, as of July 19, 2011.

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

Item 1. Financial Statements
BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2011 (unaudited)	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$27,381,941	$33,324,924
Inventory	56,843	45,470
Prepaid expenses and other current assets	1,981,199	2,202,284
Total current assets	29,419,983	35,572,678

Equipment, net	1,217,646	710,766
Deferred license and consulting fees	1,109,035	1,550,410
Deposits	65,892	51,900
Intangible assets, net	21,645,188	15,386,905
TOTAL ASSETS	$53,457,744	$53,272,659
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,779,194	$1,929,874
Deferred grant income	286,815	261,777
Deferred license revenue, current portion	220,873	288,306
Total current liabilities	3,286,882	2,479,957
Commitments and contingencies
LONG-TERM LIABILITIES:
Deferred license revenue, net of current portion	975,821	1,048,757
Deferred rent, net of current portion	27,972	—
Other long term liabilities	297,590	318,288
Total long-term liabilities	1,301,383	1,367,045

EQUITY:
Preferred shares, no par value, authorized 1,000,000 shares; none issued	—	—
Common shares, no par value, authorized 75,000,000 shares; issued and outstanding shares: 48,869,323 and 47,777,701 at June 30, 2011 and December 31, 2010, respectively	108,347,780	101,135,428
Contributed capital	93,972	93,972
Accumulated other comprehensive (loss)/income	(701,204)	897,338
Accumulated deficit	(71,596,731)	(63,954,509)
Total shareholders’ equity	36,143,817	38,172,229
Noncontrolling interest	12,725,662	11,253,428
Total equity	48,869,479	49,425,657
TOTAL LIABILITIES AND EQUITY	$53,457,744	$53,272,659

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
License fees	$41,361	$58,216	$146,546	$131,442
Royalties from product sales	177,226	215,293	393,197	512,294
Grant income	442,244	395,095	857,855	790,191
Sale of research products	94,722	11,674	183,809	13,479
Total revenues	755,553	680,278	1,581,407	1,447,406

EXPENSES:
Research and development	(3,285,286)	(1,429,027)	(6,143,222)	(2,588,978)
General and administrative	(2,451,261)	(1,566,675)	(4,444,644)	(2,499,973)
Total expenses	(5,736,547)	(2,995,702)	(10,587,866)	(5,088,951)

Loss from operations	(4,980,994)	(2,315,424)	(9,006,459)	(3,641,545)
OTHER INCOME/(EXPENSES):
Interest income/(expense), net	5,124	(99)	11,851	(157)
Other income/(expense), net	(24,446)	(38,263)	50,007	(24,108)
Total other income/(expenses), net	$(19,322)	$(38,362)	$61,858	$(24,265)
NET LOSS	(5,000,316)	(2,353,786)	(8,944,601)	(3,665,810)
Less: Net loss attributable to the noncontrolling interest	722,388	94,011	1,302,379	119,272

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(4,277,928)	$(2,259,775)	$(7,642,222)	$(3,546,538)

Foreign currency translation loss	(928,536)	(5,910)	(1,598,542)	(5,910)

COMPREHENSIVE NET LOSS	$(5,206,464)	$(2,265,685)	$(9,240,764)	$(3,552,448)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.06)	$(0.16)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	48,835,672	37,562,372	48,572,550	35,651,404

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(7,642,222)	$(3,546,538)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	128,215	31,221
Amortization of intangible asset	1,041,520	128,333
Amortization of deferred license revenues	(102,129)	(146,453)
Amortization of deferred consulting fees	388,124	—
Amortization of deferred license fees	54,750	—
Amortization of deferred rent	32,403	(1,894)
Stock-based compensation	560,082	284,130
Options issued as independent director compensation	286,191	171,634
Write off of expired inventory	1,510	—
Warrants issued as compensation for consulting services	—	132,090
Share in net loss from associate	—	51,881
Net loss allocable to noncontrolling interest	(1,302,379)	(119,272)
Changes in operating assets and liabilities:
Accounts receivable, net	(121,922)	32,607
Grant receivable	261,777	—
Inventory	25,425	(11,094)
Prepaid expenses and other current assets	127,621	65,445
Accounts payable and accrued liabilities	(110,666)	(34,881)
Other long term liabilities	(32,795)	—
Deferred revenues	(22,873)	—
Deferred grant income	24,462	—
Net cash used in operating activities	(6,402,906)	(2,962,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(537,959)	(144,780)
Payment of license fee	(1,500)	(215,000)
Cash acquired as part of asset purchase, net of cash paid	3,150	—
Cash acquired in connection with merger	5,908	—
Cash paid in connection with acquisition	—	(80,000)
Security deposit received	248	3,997
Net cash used in investing activities	(530,153)	(435,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	80,553	48,400
Proceeds from the exercise of stock options from directors	112,328	19,672
Proceeds from the exercise of stock options from outside consultant	4,700	82,350
Proceeds from the exercise of warrants	416,300	8,890,981
Proceeds from the sale of common shares of subsidiary	213,500	—
Net cash provided by financing activities	827,381	9,041,403

Effect of exchange rate changes on cash and cash equivalents	162,695	5,910

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(5,942,983)	5,648,739
Cash and cash equivalents at beginning of period	33,324,924	12,407,350
Cash and cash equivalents at end of period	$27,381,941	$18,056,089
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$880	$137
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued in connection with the purchase of assets	$2,300,000	$—
Common shares issued as part of merger	$2,600,000	$—
Common shares issued as part of acquisition	$—	$11,011,864
Warrants issued as part of merger	$954,879	$—
Warrants issued as part of acquisition	$—	$1,778,727
Warrants issued for service	$—	$1,846,948

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General– - BioTime is a biotechnology company engaged in two areas of biomedical research and product development. BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries. OncoCyte Corporation (“OncoCyte”) is developing therapies to treat cancer. ES Cell International Pte. Ltd. (“ESI”), a Singapore private limited company, develops and sells hES products for research use. BioTime Asia, Limited (“BioTime Asia”), a Hong Kong company, sells products for research use and may develop therapies to treat cancer, neurological, and orthopedic diseases. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat vascular and blood diseases and disorders. Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis. LifeMap Sciences, Inc. (“LifeMap”) is advancing the development and commercialization of BioTime’s embryonic stem cell database and plans to make the database available for use by stem cell researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis.

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

BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend.® BioTime began to make its first stem cell research products available during 2008, but has not yet generated significant revenues from the sale of those products. BioTime’s ability to generate substantial operating revenue depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use. On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology. The CIRM grant covers the period of September 1, 2009 through August 31, 2012 and is paid in quarterly installments. During the quarter ended June 30, 2011, BioTime received a quarterly payment of $392,665. Grant revenues for the three months ended June 30, 2011 also includes $23,350 and $26,229 from other grants received by OrthoCyte and OncoCyte. During 2010, BioTime also received $476,724 of a $733,438 grant awarded under the U.S. Government’s Qualifying Therapeutic Discovery Project (“QTDP”). BioTime received the remaining QTDP award in the amount of $256,714 during the six months ended June 30, 2011. The entire award from QTDP was recognized as revenues in 2010.

The unaudited condensed consolidated interim balance sheet as of June 30, 2011, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2011 and 2010, and the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 have been made. The condensed consolidated balance sheet as of December 31, 2010 is derived from BioTime's annual audited financial statements as of that date. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results anticipated for the full year of 2011.

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

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	95.15%	USA
OncoCyte Corporation	74%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte., Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences, Ltd.	53.6%	Israel
LifeMap Sciences, Inc.	100%	USA
LifeMap Sciences, Ltd.	100%(1)	Israel

(1) LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc

All material intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2011 and as of December 31, 2010, we consolidated OncoCyte, OrthoCyte, ReCyte Therapeutics, ESI, Cell Cure Neurosciences, BioTime Asia and LifeMap Sciences as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and BioTime reflect the noncontrolling interest as a separate element of equity on its condensed consolidated balance sheet.

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

Use of estimates – The preparation of condensed consolidated interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the condensed consolidated balance sheet. Total trade receivables amounted to $247,141 and $125,000 and grants receivable amounted to $298,286 and $543,000 as of June 30, 2011 and December 31, 2010. These amounts are deemed fully collectible; as such BioTime did not recognize any allowance for doubtful accounts as of June 30, 2011 and December 31, 2010. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Comprehensive loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the condensed consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the condensed consolidated balance sheet.  As of June 30, 2011 and 2010, accumulated other comprehensive loss includes loss of $1,428,687 and nil, respectively which is entirely from foreign currency translation.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Effective January 1, 2007, BioTime adopted the provisions of a FASB Interpretation on accounting for uncertainty in income taxes. The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2011 and December 31, 2010. Management is currently unaware of any tax issues under review

Stock-based compensation – BioTime adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. In March 2005, the SEC issued additional guidelines which provide supplemental implementation guidance for valuation of share-based payments. BioTime has applied the provisions of this guidance in such valuations as well. Consistent with those guidelines, BioTime utilizes the Black-Scholes Merton option pricing model . BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value. In management's opinion, the existing valuation models, including Black-Scholes Merton, may not provide an accurate measure of the fair value of BioTime's employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

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

Loss per share – Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Diluted loss per share for the three and six months ended June 30, 2011 and 2010 excludes any effect from 3,130,480 options and 639,513 warrants, and 3,542,000 options and 3,440,832 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, BioTime must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  BioTime does not believe that the adoption of ASU 2011-05 will have a material impact on its consolidated results of operation and financial condition.

2. Inventory

At June 30, 2011, BioTime, held $29,428 of inventory of finished products on-site at its corporate headquarters in Alameda, California. At that same date $15,868 of inventory of finished products was held by a third party on consignment. At December 31, 2010, ReCyte Therapeutics, in which BioTime owns approximately a 95% interest, held $29,600 of inventory of finished products at its corporate headquarters and $15,870 of inventory of finished products was held by a third party on consignment. The inventory held by ReCyte Therapeutics was transferred to BioTime in connection with the change in focus of the subsidiary’s business from the production and sale of products for the research market to the development of therapeutic products to treat vascular and blood disease and disorders. At June 30, 2011 and December 31, 2010, OrthoCyte, a wholly owned subsidiary, held $11,547 and nil, respectively of finished goods inventory at an offsite location.

3. Equipment

At June 30, 2011 and December 31, 2010, equipment, furniture and fixtures were comprised of the following:

	June 30, 2011 (unaudited)	December 31, 2010
Equipment, furniture and fixtures	$1,591,355	$876,708
Accumulated depreciation	(373,709)	(165,942)
Equipment, net	$1,217,646	$710,766

Depreciation expense amounted to $128,215 and $31,221 for the six months period ended June 30, 2011 and 2010, respectively. The difference between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $207,767 per the condensed consolidated balance sheet is entirely attributed to foreign currency rates.

4. Intangible assets

At June 30, 2011 and December 31, 2010, intangible assets and accumulated intangible assets were comprised of the following:

	June 30, 2011 (unaudited)	December 31, 2010
Intangible assets	$23,569,974	$16,208,116
Accumulated amortization	(1,924,786)	(821,211)
Intangible assets, net	$21,645,188	$15,386,905

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis. BioTime recognized $1,041,520 in amortization expense of intangible assets during the six months ended June 30, 2011. The difference between the amortization expense recognized in the condensed consolidated statement of operations and the increase in accumulated amortization of $1,103,575 per the condensed consolidated balance sheet is entirely attributed to foreign currency rates.

5. Accounts Payable and Accrued Liabilities

At June 30, 2011 and December 31, 2010, accounts payable and accrued liabilities consisted of the following:

	June 30, 2011 (unaudited)	December 31, 2010
Accounts payable	$1,466,525	$1,036,145
Accrued bonuses	—	367,822
Other accrued liabilities	1,312,669	525,907
	$2,779,194	$1,929,874

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

BioTime did not amortize deferred license fees during the first six months of 2010 on the basis that sales of products under the licenses had not yet begun. Because BioTime has modified its procedure for amortizing deferred license fees during the fourth quarter of 2010, certain differences have resulted in BioTime’s research and development expenses, total expenses, and net loss for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010. Had BioTime amortized deferred license fees during the three and six months ended June 30, 2010, the amount of amortization would have been $26,479 and $52,958, respectively. BioTime does not believe that the difference was material to its results of operations for the prior period. Amortization of deferred license fees recognized during the three and six months ended June 30, 2011 amounted to $27,375 and $54,750, respectively.

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”). The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development. BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF. The royalty will range from 2% to 4%, depending on the kind of products sold. The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product. In March 2009, BioTime amended its license agreement with WARF. The amendment increased the license fee from the original $225,000 to $295,000, of which $225,000 was paid in cash and $70,000 was paid by delivering BioTime common shares having a market value of $70,000 as of March 2, 2009. The amendment extended until March 2, 2010 the dates for payment of the $215,000 balance of the cash license fee and $20,000 in remaining reimbursement of costs associated with preparing, filing, and maintaining the licensed patents. The commencement date for payment of an annual $25,000 license maintenance fee was also extended to March 2, 2010. The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells. ReCyte Therapeutics paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology. Once a total of $1,000,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later. The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent. Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties. Once a total of $600,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later. The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties. ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due. Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense. The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued. The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

In February 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”). In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement. This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

Through BioTime’s acquisition of the assets of Cell Targeting, Inc. during March 2011, BioTime acquired a royalty-bearing, exclusive, worldwide license from the Sanford-Burnham Medical Research Institute (“SBMRI”) to use certain patents pertaining to homing peptides for preclinical research investigations of cell therapy treatments, and to enhance cell therapy products for the treatment and prevention of disease and injury in conjunction with BioTime’s own proprietary technology or that of a third party. BioTime will pay SBMRI a royalty of 4% on the sale of pharmaceutical products, and 10% on the sale of any research-use products that BioTime develops using or incorporating the licensed technology; and 20% of any payments BioTime receives for sublicensing the patents to third parties. The royalties payable to SBMRI may be reduced by 50% if royalties or other fees must be paid to third parties in connection with the sale of any products. An annual license maintenance fee is payable each year during the term of the license, and after commercial sales of royalty bearing products commence, the annual fee will be credited towards BioTime's royalty payment obligations for the applicable year. BioTime will reimburse SBMRI for 25% of the costs incurred in filing, prosecuting, and maintaining patent protection, subject to BioTime’s approval of the costs.

Cell Cure Neurosciences has entered into an Amended and Restated Research and License Agreement with Hadasit Medical Research Services and Development Ltd. (“Hadasit”) under which Cell Cure Neurosciences received an exclusive license to use certain of Hadasit’s patented technologies for the development and commercialization for hES cell-derived cell replacement therapies for retinal degenerative diseases. Cell Cure Neurosciences paid Hadasit 249,058 New Israeli Shekels as a reimbursement for patent expenses incurred by Hadasit, and pays Hadasit quarterly fees for research and product development services under a related Product Development Agreement. If Teva exercises its option to commercialize OpRegen,™ it will pay Cell Cure Neurosciences an initial license fee, plus milestone payments as the clinical development and commercialization of the product progress, and royalties on sales of OpRegen.™ Royalty payments would range from 6% to 10% of the net sale price of OpRegen,™ depending upon the total amount of annual sales. The license fee and milestone payments would total $29.5 million if clinical trials are successful and the product is sold in the United States and one or more European Union countries. The royalty payments will be reduced by 50% with respect to sales in any country in which a generic equivalent product is being sold by a third party unrelated to Teva. Payments of like amounts would be made to Cell Cure Neurosciences if OpRegen-Plus™ is successfully developed and marketed in the United States and one or more European Union countries.

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

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection certain business acquisitions. At June 30, 2011, 639,513 warrants to purchase common shares with a weighted average exercise price of $9.09 and a weighted average remaining contractual life of 2.03 years were outstanding.

Preferred Shares

BioTime is authorized to issue 1,000,000 preferred shares. The preferred shares may be issued in one or more series as the board of directors may by resolution determine. The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, references, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series.

As of June 30, 2011, BioTime had no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 75,000,000 common shares with no par value. As of June 30, 2011, BioTime had issued and outstanding 48,869,323 common shares.

During the three and six months ended June 30, 2011, BioTime received total cash of $107,550 and $197,581 from the exercise of 61,750 and 280,660 options, respectively, with average cash receipts of $1.74 and $0.70 per share, respectively.

During the three and six months ended June 30, 2011, BioTime received total cash of $30,000 and $416,300 from the exercise of 10,000 and 216,100 warrants, respectively, with average cash receipts of $3.00 and $1.97 per share, respectively.

During the six months ended June 30, 2011 and 2010, BioTime recognized stock-based compensation expenses of $846,273 and $455,764, respectively, due to stock options granted to employees and directors. During the six months ended June 30, 2011 and 2010, BioTime granted 96,593 and 10,000 options, respectively under its 2002 Stock Option Plan.  During the six months ended June 30, 2011, 6,043 options were forfeited.  No options were forfeited in the same period in the prior year.

8. Cell Targeting, Inc. Asset Purchase

On January 28, 2011, BioTime acquired substantially all of the assets of Cell Targeting, Inc. (“Cell Targeting”), a company that was engaged in research in regenerative medicine. The assets acquired consist primarily of patents, patent applications, and licenses to use certain patents. BioTime issued 261,959 of common shares and paid Cell Targeting $250,000 in cash to acquire the assets. The assets may be used by BioTime subsidiaries such as OncoCyte, which is developing cellular therapeutics for the treatment of cancer using vascular progenitor cells engineered to destroy malignant tumors.

The asset purchase is being accounted for as a business combination under the acquisition method of accounting. This means that even though BioTime did not directly assume and will not directly pay Cell Targeting’s debts or other liabilities, for financial accounting purposes Cell Targeting’s financial statements as of January 28, 2011, the date of the acquisition, are being consolidated with those of BioTime. In accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and the Cell Targeting liabilities outstanding based on the estimated fair value of the assets and the amount of the liabilities as of January 28, 2011. BioTime amortizes intangible assets over their useful lives, which BioTime estimates to be 10 years.

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

9. Merger with Glycosan BioSystems, Inc.

On March 21, 2011, BioTime completed the merger of Glycosan BioSystems, Inc. (“Glycosan”) into OrthoCyte. Through the merger, OrthoCyte acquired all of Glycosan's assets, including manufacturing equipment, inventory, and technology licenses, and assumed Glycosan's obligations, which at March 18, 2011 totaled approximately $252,000 and primarily consisted of trade payables, accrued salaries, legal fees, and repayment of amounts advanced to Glycosan. BioTime issued 332,903 common shares and 206,613 warrants to purchase BioTime common shares in connection with the merger.

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

The fair value of the shares issued was $7.81, the average closing price of BioTime common shares as reported on the NYSE Amex for the 10 trading days immediately preceding February 11, 2011, the date of the Merger Agreement. The fair value of the warrants issued was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term of three years, which is equal to the contractual life of the warrants; risk-free rate of 1.12%; no expected dividend yield; 109.01% expected volatility; a stock price of $7.56; and an exercise price of $10.

10. Unaudited Pro Forma Interim Financial Information – Six Months Ended June 30, 2011 and 2010

The following unaudited pro forma information gives effect to the acquisition of Cell Targeting, Glycosan, ESI and Cell Cure as if the acquisition took place on January 1, 2010. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$1,824,323	$1,653,109

Net loss available to common shareholders	$(8,989,482)	$(2,526,076)

Net loss per common share – basic and diluted	$(0.18)	$(0.07)

11. Subsequent Events

During July 2011, BioTime received a $335,900 Small Business Innovation Research grant from the National Institutes of Health to develop HyStem® microcarriers for the propagation of human stem cells and as a means of cell delivery for human clinical applications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead blood plasma expander product, Hextend,® is a physiologically balanced intravenous solution used in the treatment of hypovolemia, a condition caused by low blood volume, often from blood loss during surgery or injury. Hextend maintains circulatory system fluid volume and blood pressure, and keeps vital organs perfused during surgery and trauma care. Hextend is manufactured and distributed in the United States by Hospira, Inc., and in South Korea by CJ CheilJedang Corp (“CJ”), under license from us.

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

Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and ESpan™, and ESpy™ are trademarks of BioTime, Inc. HyStem® is a registered trademark and Extracel™ is a trademark of OncoCyte Corporation. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. OpRegen™ and OpRegen-Plus™ are trademarks of Cell Cure Neurosciences, Ltd. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc.

We were incorporated in 1990 in the state of California. Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502. Our telephone number is (510) 521-3390.

Plasma Volume Expander Products

Royalties and licensing fees related to our plasma volume expander products, primarily Hextend, comprise a significant part of our operating revenues. Hextend has become the standard plasma volume expander at a number of prominent teaching hospitals and leading medical centers and is part of the Tactical Combat Casualty Care protocol of the United States Armed Forces.

Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Accordingly, our royalty revenues for the three months ended June 30, 2011 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning January 1, 2011 and ending March 31, 2011.

Regenerative Medicine

Products for Research Use

We are marketing our stem cell products for research through our website biotimeinc.com. By an agreement with us, Millipore Corporation became a worldwide distributor of certain ACTCellerate™ human embryonic progenitor cell (“hEPC”) lines and related ESpan™ growth media. We made our initial delivery of six hEPC lines to Millipore during January 2010, and these lines are being marketed and distributed on a worldwide basis. The companies anticipate jointly launching an additional 29 cell lines and associated optimized ESpan™ growth media for the in vitro propagation of each progenitor cell line within the coming 12 months. The ACTCellerate™ hEPC lines and ESpan™ growth media products distributed by Millipore may also be purchased directly from us on our website biotimeinc.com. In addition to the products that we are co-marketing with Millipore, we now offer 92 other ACTCellerate™ hEPC lines for sale on biotimeinc.com, and we anticipate adding additional cell lines and related ESpan™ growth media and differentiation kits over time. We are also offering ACTCellerate™ hEPCs and ESpan™ growth media in Asia through BioTime Asia’s distribution agreement with Shanghai Genext Medical Technology Co., Ltd.

Following our acquisition of Glycosan during May 2011, we began marketing HyStem® and Extracel™ PEGel hydrogel products for research purposes. We are also working to develop a HyStem® based product as a medical device for the implant of adult stem cells or therapeutic cells derived from hES cells.

During November and December 2010, we signed agreements with the California Institute for Regenerative Medicine (“CIRM”) and the University of California system to distribute five human embryonic stem cell lines produced under the standard of Good Manufacturing Practices (“GMP”). The agreement provides for the lines to be distributed in two phases. In the first phase, BioTime is providing research grade versions of the lines under a material transfer agreement that restricts the use to research use only. We provided research-grade cell lines free of charge to CIRM-funded and California-based researchers until April 30, 2011. Since that date, researchers may purchase the research-grade cells from us at a price of $2,500 per ampoule. As of June 30, 2011 we had provided research-grade lines to 28 researchers under this program, including researchers at Stanford University, the University of California San Francisco, the University of Southern California, the University of California Davis, the University of California Los Angeles, the University of California San Diego, California State University Fullerton as well as other institutions.

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

Company	Product Program	Status
BioTime (1) and ES Cell International Pte. Ltd. (“ESI”)	ACTCellerate™ cell lines/growth media/reagent kits for stem cell research GMP hES cell lines
Nearly 300 products for stem cell research are now being offered, including ACTCellerate™ hEPCs, ESpan™ cell line optimal growth media, and reagent cell differentiation kits. We plan to add additional cell lines, growth media, and differentiation kits with characterization of new hEPCs

ESI has developed and offers for sale GMP hES cell lines for research purposes.

BioTime (1)	CIRM-funded research project addressing the need for industrial-scale production of purified therapeutic cells
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
Developed a derivation protocol that can reproducibly produce populations of endothelial cells with levels of purity and efficiency above those reported in the published literature.

Established broad range of support assays to monitor and measure vascular endothelial cell differentiation process.

Initiated in vivo experiments monitoring incorporation of endothelial cells into developing mouse vasculature and into the developing vasculature of human tumor xenografts.

Completed initial development of a toxic payload transgene system which can be induced at the site of tumors to destroy cancer cells.

OrthoCyte	Cartilage repair using embryonic progenitor cells Biocompatible hydrogels that mimic the human extracellular matrix
Identified several cell lines that displayed molecular markers consistent with the production of definitive human cartilage.

Confirmed chondrogenic potential in joint defects in rat models of osteoarthritis.

Demonstrated that those cell lines can be combined with BioTime's HyStem Rx matrices to formulate a combination product for treating cartilage deficits.

Developed Extracel PEGgel and HyStem hydrogel products for basic laboratory research use

Conducted pre-clinical development of HyStem Rx as an implantable cell delivery device

Two U.S. patents issued on hydrogels

Company	Product Program	Status
ReCyte Therapeutics	Therapeutic products for cardiovascular and blood diseases utilizing its proprietary ReCyte™ iPS technology.	Evaluating effects of telomere length on growth potential of iPS cells and iPS-derived progenitor lines.
BioTime	Hextend – Blood plasma volume expanders	Hextend is currently marketed to hospitals and physicians in the USA and Korea. Activities include complying with all regulatory requirements and promotional activities.
BioTime Asia	Distributing ACTCellerate hEPC lines growth media and reagents	Initial sales of cell lines, growth media, and differentiation kits, to customers in Asia.
Cell Cure Neurosciences	OpRegen™ and OpRegen-Plus™ for treatment of age related macular degeneration
Conducted animal model studies to establish proof of concept.

Developed directed differentiation as efficient method for short culture period to produce a supply of retinal pigment epithelial cells.

Granted Teva Pharmaceutical Industries, Ltd. an option to complete clinical development of, and to manufacture, distribute, and sell, OpRegen™ and OpRegen-Plus™

LifeMap	Stem cell database
Developing a database that will permit users to follow the development of embryonic stem cell lines to the thousands of progenitor cell lines and cell lineages branching from them.  We aim to enable researchers to determine which cells they need for their research and provide the cell-related information necessary to better understand and develop therapeutics for various diseases such as diabetes, Parkinson’s disease, heart failure, arthritis, muscular dystrophy, spinal cord injury, macular degeneration, hearing loss, liver failure, and many other disorders where cells and tissues become dysfunctional and need to be replaced.

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

Principles of consolidation – Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, LifeMap Sciences, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95% of the outstanding shares of common stock as of June 30, 2011; the accounts of OncoCyte, a subsidiary of which we owned approximately 74% of the outstanding shares of common stock as of June 30, 2011; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81% of the outstanding shares as of June 30, 2011, and the accounts of Cell Cure Neurosciences, a subsidiary in which we owned approximately 53.6% of the outstanding shares as of June 30, 2011. All material intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Revenues

Hospira and CJ report sales of Hextend and pay us royalties due on account of those sales within 90 days after the end of each calendar quarter. We recognize those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Our royalty revenues for the three months ended June 30, 2011 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning January 1, 2011 and ending March 31, 2011. Royalty revenues recognized for the second quarter of 2011 were $144,155 from Hospira and $33,071 from CJ.  Total royalties of $177,226 for the quarter decreased 18% from royalties of $215,293 received during the same period last year.  Royalty revenues recognized from the sale of Hextend during the six months period ended June 30, 2011 and 2010 amounted to $393,197 and $512,294.

Based on sales of Hextend that occurred during the second quarter of 2011, we received royalties of $142,798 from Hospira and $31,459 from CJ during the third quarter of 2011. Total royalties of $174,257 for the third quarter decreased 19% from royalties of $215,094 received during the same period last year. These royalties will be reflected in our financial statements for the third quarter of 2011.

The decrease in royalties received from Hospira is largely attributable to a drop in the price of competitive products in the hospital sales market, which forced Hospira to lower the price of Hextend, resulting in lower sales revenues for them and lower royalties for us.

We recognized as revenue $36,469 and $73,226 of license fees from CJ and Summit Pharmaceuticals International Corporation during the three months ended June 30, 2011 and 2010, respectively. License fees for the six months ended June 30, 2011 and 2010 amounted to $102,129 and $146,452, respectively.  The license fees were received from CJ during April 2003 and July 2004, and from Summit during December 2004 and April and October of 2005, but full recognition of the license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan. See Note 1 to the Condensed Consolidated Interim Financial Statements. License fees for the three and six months ended June 30, 2011 also includes $4,892 and $44,416, respectively earned through ESI.  License fees for the three and six months ended June 30, 2010 includes reversal of $15,010 for ESI due to over recognition of license fees prior to our acquisition of ESI in May 2010.

We recognized revenue of $392,665 and $785,330 from our research grant from CIRM during the three and six months ended June 30, 2011, compared to $395,095 and $790,191 during the same periods last year. Grant revenues for the three and six months ended June 30, 2011 also includes $23,350 and $27,981 of other grants received by OrthoCyte, and $26,229 and $44,544 of other grants received by OncoCyte.

Operating Expenses

Our expenses during the three and six months ended June 30, 2011 as compared to the same period last year reflect the expansion of our operations, including our research and development programs, through our acquisition of ESI, Cell Targeting, and Glycosan, and a controlling interest in Cell Cure Neuroscience. As shown in the table below, Cell Cure Neurosciences accounted for 26% of our research and development expenses during the six months ended June 30, 2011. We also organized LifeMap and expanded the scope of our work with our ReCyte™ iPS technology at ReCyte Therapeutics.

For both the three and six month periods ended June 30, 2011, research and development expenses include $1,341,854 and $2,448,185, respectively, of research and development expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively. Research and development expenses attributable to ESI and Cell Cure Neurosciences include $412,964 and $825,928 in amortization of capitalized patent technology costs. For both the three and six months periods ended June 30, 2010 our condensed consolidated interim financial statements also included $87,188 of research and development expense incurred by ESI.

Research and development expenses increased to $3,285,286 for the three months ended June 30, 2011, from $1,429,027 for the three months ended June 30, 2010. Also, during the fourth quarter of the 2010 fiscal year, BioTime modified its procedure for amortizing deferred license fees. As a result, research and development expenses for the three months ended June 30, 2011 include $27,375 of amortization of deferred license fees. Had we amortized deferred license fees during the three months ended June 30, 2010, the amount would have been $26,479.  Aside from those amortization expenses, and expenses allocable to ESI and Cell Cure Neurosciences, the increase in research and development expense during the three months ended June 30, 2011 is primarily attributable to an increase of $160,160 in employee compensation and related costs allocated to research and development expense, an increase of $41,776 in stock-based compensation allocated to research and development expense, an increase of $47,959 in license and patent fees, an increase of $165,086 in amortization of license and patent fees, and an increase of $157,864 in expenditures made to cover laboratory expenses and supplies. Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

Research and development expenses were $6,143,222 for the six months ended June 30, 2011, compared to $2,588,978 for the six months ended June 30, 2010. Research and development expenses for the six months ended June 30, 2011 include $54,750 of amortization of deferred license fees. Had we amortized deferred license fees during the six months ended June 30, 2010, the amount would have been $52,958. Aside from amortization expenses, and expenses allocable to ESI and Cell Cure Neurosciences, the increase in research and development expense during the six months ended June 30, 2011 is primarily attributable to an increase of $311,177 in employee compensation and related costs allocated to research and development expense, an increase of $99,279 in stock-based compensation allocated to research and development expense, an increase of $89,791 in outside consulting and service fees allocated to research and development expenses, an increase of $65,334 in license and patent fees, an increase of $215,297 in amortization of license and patent fees, an increase of $71,671 in rent allocated to research and development expenses, an increase of $115,516 in outside research and laboratory costs, and an increase of $233,035 in expenditures made to cover laboratory expenses and supplies.

The following table shows the amount and approximate percentages of our total research and development expenses allocated to our primary research and development projects during the six months ended June 30, 2011. We do not have comparative data for the six months period ended June 30, 2010 on a program by program basis because many of the programs were in the early start-up phase, had not yet commenced, or we had not yet acquired the subsidiary conducting the program.

Company	Program	Amount	Percent
BioTime and ESI	ACTCellerate hEPCs, GMP hES cell lines, and related research products	$1,406,846	23%
BioTime	CIRM sponsored ACTCellerate technology	$864,632	14%
OncoCyte	Cancer therapy	$1,026,598	17%
OrthoCyte	Orthopedic therapy; hydrogel products	$592,918	10%
ReCyte Therapeutics	iPS and vascular therapy	$260,442	4%
BioTime	Hextend	$176,444	3%
BioTime Asia	Stem cell products for research	$122,312	2%
Cell Cure Neurosciences	OpRegen,™ OpRegen-Plus,™ and neurological disease therapies	$1,602,070	26%
LifeMap	Stem cell database	$90,960	1%

For the three and six months ended June 30, 2011, general and administrative expenses included $249,732 and $364,264, respectively, of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively. For both the three and six months periods ended June 30, 2010 our condensed consolidated interim financial statements also included $179,700 of general and administrative expenses incurred by ESI.

General and administrative expenses increased to $2,451,261 for the three months ended June 30, 2011 from $1,566,675 for the three months ended June 30, 2010.  Aside from expenses allocable to ESI and Cell Cure Neurosciences, the increase is primarily attributable to an increase of $456,265 in employee compensation and related costs allocated to general and administrative expense, an increase of $44,828 in cash and stock-based compensation paid to our independent directors, an increase of $33,569 in stock-based compensation to employees and consultants, an increase of $166,498 general consulting fees, an increase of $63,529 in employee recruiting and hiring fees, an increase of $52,095 in stocks and subscription fees, an increase of $75,126 in travel and entertainment expenses allocated to general and administrative expenses, and an increase of $29,970 in depreciation expenses.  These increases were offset in part by a decrease of $110,020 in accounting fees. General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

General and administrative expenses increased to $4,444,644 for the six months ended June 30, 2011, from $2,499,973 for the six months ended June 30, 2010. Aside from expenses allocable to ESI and Cell Cure Neurosciences, the increase is primarily attributable to an increase of $851,573 in employee compensation and related costs allocated to general and administrative expense, an increase of $123,512 in cash and stock-based compensation paid to our independent directors, an increase of $345,843 general consulting fees arising from amortization of consulting fees attributable to the value of warrants issued to the minority shareholder in BioTime Asia for consulting services, an increase of $93,937 in stock-based compensation to employees and consultants, an increase of $63,529 in employee recruiting and hiring fees, an increase of $78,909 in stocks and subscription fees, an increase of $80,166 in outside services, an increase of $113,803 in travel and entertainment expenses allocated to general and administrative expenses, and an increase of $43,325 in depreciation expenses.  These increases were offset in part by a decrease of $116,991 in accounting fees.

The following table shows the amount and approximate percentages of our total general and administrative expenses allocated to BioTime and our subsidiaries during the six months ended June 30, 2011. We do not have comparative data for the six months period ended June 30, 2010 on a company level basis because we had not yet acquired some of the subsidiaries.

Company	Amount	Percent
BioTime	$2,060,276	46%
BioTime Asia	$558,011	13%
Cell Cure Neurosciences*	$257,178	6%
ESI*	$246,229	5%
LifeMap	$116,296	3%
OncoCyte	$367,296	8%
OrthoCyte	$541,870	12%
ReCyte Therapeutics	$297,488	7%

*  Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime, Inc. for certain general overhead expenses such as salaries, insurance, and travel and entertainment expenses.  During the six months ended June 30, 2011, BioTime allocated $120,172 and $18,971 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively.

Interest and Other Income (Expense)

For the three months ended June 30, 2011, we earned $13,006 of interest income net of $7,882 of interest expense, compared to $99 of interest expense for the three months ended June 30, 2010. For the six months ended June 30, 2011, we earned $26,220 of interest income net of $14,369 of interest expense, compared to $157 of interest expense for the six months ended June 30, 2010. Interest income is generally attributed to interest earned on higher cash balances held during 2011 compared to 2010. The increase in interest expense is primarily due to $7,800 and $14,192 of interest expense incurred during the three and six months, respectively by Cell Cure Neurosciences which we acquired in October 2010.

Income Taxes

During the three and six months ended June 30, 2011 and 2010, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At June 30, 2011, we had $27,381,941 of cash and cash equivalents on hand. We will depend upon revenue from the sale of our research products, royalties from the sale of Hextend by Hospira and CJ, and research grants from CIRM and other providers as our principal sources of revenues for the near future.  Millipore and Genext began marketing some of our hEPC lines an ESpan™ growth media during 2010, but it is too early to predict future revenues from the sale of our stem cell research products by them.

Because our revenues from product sales and royalties are not presently sufficient to cover our operating expenses, we may need to obtain additional debt or equity capital in order to finance our operations. The future availability and terms of equity or debt financing are uncertain. We presently have issued and outstanding 639,513 common share purchase warrants, of which 556,613 are exercisable at a price of $10.00 per share, and 82,900 at $3.00 per share. These warrants expire on various dates ranging from September 2012 to May 2014. None of the warrants are publicly traded.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the six months ended June 30, 2011, we received $1,542,653 of cash in our operations. Our sources of that cash were $331,776 of royalty revenues from Hospira, $61,421 of royalty revenues from CJ, a $256,714 payment from a QTDP research grant, a $785,330 research grant payment from CIRM, a $71,412 payment from the sale of research products, a $30,000 payment for license fees through ESI, and a $6,000 payment from the sale of fixed assets.

Cash used in operations

During the six months ended June 30, 2011, our total research and development expenditures were $6,143,222, and our general and administrative expenditures were $4,444,644.  Net loss attributable to BioTime for the six months ended June 30, 2011, amounted to $7,642,222. Net cash used in operating activities during the six months amounted to $6,402,906.  The difference between the net loss and net cash used in operating activities during the quarter was primarily attributable to non-cash expenses and accrued revenues, including $560,082 in stock-based compensation paid to employees and consultants, amortization of $1,041,520 in intangible assets, $286,191 in options issued as independent director compensation, $388,124 amortization of deferred consulting fees, $54,750 amortization of deferred license fees, $32,403 amortization of deferred rent, $128,215 in depreciation expense, $261,777 in grants receivable, and $127,621 in prepaid expenses and other current assets. This overall difference was largely offset by amortization of $102,129 in deferred license revenues, $110,666 in accounts payable and accrued liabilities, $121,922 in accounts receivable and net loss of $1,302,379 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the six months ended June 30, 2011, $530,153 was used for investing activities. The primary components of cash expended were approximately $537,959 used in the purchase of equipment and $250,000 used in the acquisition of Cell Targeting. This cash expenditure was offset to some extent by $259,058 of cash acquired in connection with the asset purchase transaction with Cell Targeting and merger with Glycosan.

Cash generated by financing activities

During the six months ended June 30, 2011, $827,381 in net cash was provided from our financing activities. During this period, we received $197,581 in connection with the exercises of 280,660 stock options and $416,300 in connection with the exercises of 216,100 stock purchase warrants, and $213,500 from issuance of ReCyte common shares.

Contractual obligations

We had no contractual obligations as of June 30, 2011, with the exception of a fixed, non-cancelable operating lease on our office and laboratory facility in Alameda, California that expires on February 29, 2016. Base monthly rent under our current Alameda facility lease is $27,972 per month, increasing by three percent each subsequent year of the new lease term. In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

ESI’s Singapore lease of office space expires on January 11, 2012. Base monthly rent under that lease is S$2,286 (Singapore dollars). ESI’s Singapore lease of lab space expires on October 31, 2011. Base monthly rent under the Singapore laboratory lease is S$8,400 (Singapore dollars).

Future capital needs

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain United States Food and Drug Administration and foreign regulatory approval of products, depend upon the amount of money we have. We curtailed the pace and scope of our plasma volume expander development efforts due to the limited amount of funds available. Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for our projects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of June 30, 2011, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. Most of the foreign exchange loss reflected on our statement of operations reflects the impact of foreign exchange rates on amortization of assets held by our foreign subsidiaries, rather than transactional costs. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the six months ended June 30, 2011 and for the fiscal years ended December 31, 2010, 2009 and 2008 were $9,240,764, $10,287,280, $5,144,499, and $3,780,895, respectively, and we had an accumulated deficit of $71,596,731 as of June 30, 2011, and $63,954,509, $52,769,891, and $47,625,392 as of December 31, 2010, 2009, and 2008, respectively. Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings. Also, we have been awarded research grants from CIRM and QTDP. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

●            The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $6,143,222 during the six months ended June 30, 2011, and $7,892,024, $2,968,987, and $1,725,187 during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

●            If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money.

●            Future clinical trials of new therapeutic products, particularly those products that regulated as drugs or biologicals, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

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

Sales of our plasma volume expander products have been adversely impacted by the availability of competing products

●            Hextend competes with other products that are commonly used in surgery and trauma care and sell at lower prices. Due to price cuts by our competitors, Hospira has had to lower the price of Hextend, which has resulted in lower gross sales revenues for them and lower royalties for us.

●            In order to compete with other products, particularly those that sell at lower prices, our products will have to provide medically significant advantages.

●            Physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

●            Competing products are being manufactured and marketed by established pharmaceutical companies. For example, B. Braun/McGaw presently markets Hespan, an artificial plasma volume expander, and Hospira and Baxter International, Inc. manufacture and sell a generic equivalent of Hespan. Hospira also markets Voluven,® a plasma volume expander containing a 6% low molecular weight hydroxyethyl starch in saline solution.

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

●            At June 30, 2011, we had $27,381,941 of cash and cash equivalents on hand. There can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

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

●            Government-imposed restrictions on the use of embryos or hES cells in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products. During March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s Executive Order, the National Institutes of Health (“NIH”) has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research. A lawsuit, Sherley v. Sebelius, challenged the legality of the new NIH guidelines. In that litigation, a United States District Court issued a temporary injunction against the implementation of the new NIH guidelines, but the District Court’s ruling was vacated by the United States Court of Appeals, and upon remand, on July 27, 2011 the District Court ruled in favor of the NIH, declining to invalidate the NIH guidelines. It is possible that the plaintiffs in the case could file further appeals, and the ultimate resolution of that lawsuit could determine whether the federal government may fund research using hES cells, unless new legislation is passed expressly permitting or prohibiting such funding.

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

Our patents may not protect our products from competition

We or our subsidiaries have patents in the United States, Canada, the European Union countries, Australia, Israel, Russia, South Africa, South Korea, Japan, Hong Kong, and Singapore, and have filed patent applications in other foreign countries for our plasma volume expanders, certain stem cell products, HyStem® and Extracel™ PEGcel hydrogels, and certain related technologies.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares. As of June 30, 2011, there were 3,130,480 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 639,513 shares reserved for issuance upon the exercise of common share purchase warrants. No preferred shares are presently outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

10.1	Employment Agreement, dated June 28, 2011, between BioTime, Inc., OrthoCyte Corporation, and William P. Tew*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2010.

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

BIOTIME, INC.

Date: August 9, 2011	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 9, 2011	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

10.1	Employment Agreement, dated June 28, 2011, between BioTime, Inc., OrthoCyte Corporation, and William P. Tew*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2010.

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