Form 10-Q
period 2011-09-30
BIOTIME INC
filed 2011-11-08
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,247,744 common shares, no par value, as of October 31, 2011.

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

Item 1. Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2011 (unaudited)	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$26,230,298	$33,324,924
Inventory	61,115	45,470
Prepaid expenses and other current assets	2,263,782	2,202,284
Total current assets	28,555,195	35,572,678

Equipment, net	1,291,368	710,766
Deferred license and consulting fees	887,599	1,550,410
Deposits	65,263	51,900
Intangible assets, net	20,076,306	15,386,905
TOTAL ASSETS	$50,875,731	$53,272,659
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,251,179	$1,929,874
Deferred grant income	271,247	261,777
Deferred license revenue, current portion	199,860	288,306
Total current liabilities	2,722,286	2,479,957
Commitments and contingencies
LONG-TERM LIABILITIES:
Deferred license revenue, net of current portion	936,019	1,048,757
Deferred rent, net of current portion	27,972	—
Other long term liabilities	272,720	318,288
Total long-term liabilities	1,236,711	1,367,045

EQUITY:
Preferred shares, no par value, authorized 1,000,000 shares; none issued	—	—
Common shares, no par value, authorized 75,000,000 shares; 50,238,409 and 47,777,701 issued, and 48,952,235 and 47,777,701 outstanding at September 30, 2011 and December 31, 2010, respectively	114,739,837	101,135,428
Contributed capital	93,972	93,972
Accumulated other comprehensive (loss)/income	(99,488)	897,338
Accumulated deficit	(75,109,358)	(63,954,509)
Treasury stock at cost: 1,286,174 and nil shares at September 30, 2011 and December 31, 2010, respectively	(6,000,000)	—
Total shareholders’ equity	33,624,963	38,172,229
Noncontrolling interest	13,291,771	11,253,428
Total equity	46,916,734	49,425,657
TOTAL LIABILITIES AND EQUITY	$50,875,731	$53,272,659

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES:
License fees	$54,900	$73,255	$201,589	$204,439
Royalties from product sales	176,009	215,094	569,206	727,388
Grant income	746,426	418,412	1,605,612	1,208,602
Sale of research products	165,719	108,523	347,224	120,946
Total revenues	1,143,054	815,284	2,723,631	2,261,375

EXPENSES:
Research and development	(3,445,708)	(1,808,357)	(9,572,436)	(4,397,109)
General and administrative	(1,929,711)	(1,464,631)	(6,377,390)	(3,961,375)
Total expenses	(5,375,419)	(3,272,988)	(15,949,826)	(8,358,484)

Loss from operations	(4,232,365)	(2,457,704)	(13,226,195)	(6,097,109)
OTHER INCOME/(EXPENSES):
Interest income/(expense), net	2,911	(127)	19,705	(285)
Gain/(loss) on sale of fixed assets	(6,246)	950	(6,246)	950
Modification cost of warrants	—	(2,142,201)	—	(2,142,201)
Other income/(expense), net	(919)	(202,224)	223,944	(225,868)
Total other income/(expenses), net	$(4,254)	$(2,343,602)	$237,403	$(2,367,404)
NET LOSS	(4,236,619)	(4,801,306)	(12,998,792)	(8,464,513)
Less: Net loss attributable to the noncontrolling interest	498,993	130,144	1,833,943	249,417

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(3,737,626)	$(4,671,162)	$(11,154,849)	$(8,215,096)

Foreign currency translation gain/(loss)	696,661	3,548	(901,881)	(2,363)

COMPREHENSIVE NET LOSS	$(3,040,965)	$(4,667,614)	$(12,056,730)	$(8,217,459)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.11)	$(0.23)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	49,330,358	42,653,125	48,827,928	38,010,958

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(11,154,849)	$(8,215,096)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	260,646	63,893
Amortization of intangible asset	1,626,476	320,833
Amortization of deferred license revenues	(162,943)	(301,462)
Amortization of deferred consulting fees	582,186	326,150
Amortization of deferred license fees	82,125	—
Amortization of deferred rent	32,403	(5,681)
Stock-based compensation	828,395	429,435
Options issued as independent director compensation	427,516	313,328
Write off of expired inventory	1,510	—
Loss on write-off of fixed assets	6,502	—
Modification cost of warrants	—	2,142,201
Share in net loss from associate	—	255,054
Net loss allocable to noncontrolling interest	(1,833,943)	(249,417)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,272)	(23,489)
Grant receivable	261,777	—
Inventory	21,154	(11,094)
Prepaid expenses and other current assets	(325,956)	17,625
Accounts payable and accrued liabilities	(581,072)	(55,561)
Other long term liabilities	(31,741)	—
Deferred revenues	(23,092)	37,500
Deferred grant income	9,878	—
Net cash used in operating activities	(9,998,300)	(4,955,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(780,524)	(166,447)
Loan to nonconsolidated company	—	(250,000)
Payment of license fee	(1,500)	(215,000)
Cash acquired as part of asset purchase, net of cash paid	3,150	—
Cash acquired in connection with merger	5,908	—
Cash paid in connection with acquisition	—	(80,000)
Security deposit received	250	3,997
Net cash used in investing activities	(772,716)	(707,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	106,153	106,640
Proceeds from the exercise of stock options from directors	112,328	19,672
Proceeds from the exercise of stock options from outside consultant	4,700	417,350
Proceeds from the exercise of warrants	425,000	18,129,530
Proceeds from the sale of common shares of subsidiary	3,213,500	—
Net cash provided by financing activities	3,861,681	18,673,192

Effect of exchange rate changes on cash and cash equivalents	(185,291)	(9,299)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(7,094,626)	13,000,662
Cash and cash equivalents at beginning of period	33,324,924	12,420,932
Cash and cash equivalents at end of period	$26,230,298	$25,421,594
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,073	$264
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued in connection with investment in subsidiary	$6,000,000	$—
Common shares issued in connection with the purchase of assets	$2,300,000	$—
Common shares issued as part of merger	$2,600,000	$—
Common shares issued as part of acquisition	$—	$11,011,864
Warrants issued as part of merger	$954,879	$—
Warrants issued as part of acquisition	$—	$1,778,727
Warrants issued for service	$—	$1,846,948

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General– - BioTime is a biotechnology company engaged in two areas of biomedical research and product development. BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries. OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose and treat cancer. ES Cell International Pte. Ltd. (“ESI”), a Singapore private limited company, develops and sells hES products for research use. BioTime Asia, Limited (“BioTime Asia”), a Hong Kong company, sells products for research use and may develop therapies to treat cancer, neurological, and orthopedic diseases. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat vascular and blood diseases and disorders . Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis. LifeMap Sciences, Inc. (“LifeMap”) is advancing the development and commercialization of BioTime’s embryonic stem cell database and plans to make the database available for use by stem cell researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis.

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

BioTime’s operating revenues have been derived almost exclusively from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend.®  BioTime began to make its first stem cell research products available during 2008, but has not yet generated significant revenues from the sale of those products. BioTime’s ability to generate substantial operating revenue in the near term depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use. On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology. The CIRM grant covers the period of September 1, 2009 through August 31, 2012 and is paid in quarterly installments. During the quarter ended September 30, 2011, BioTime received a quarterly payment of $392,666. Grant revenues for the three months ended September 30, 2011 also includes $22,409 and $331,351 from other grants received by OrthoCyte and Cell Cure Neurosciences. During 2010, BioTime also received $476,724 of a $733,438 grant awarded under the U.S. Government’s Qualifying Therapeutic Discovery Project (“QTDP”). BioTime received the remaining QTDP award in the amount of $256,714 during the six months ended June 30, 2011. The entire award from QTDP was recognized as revenues in 2010.

The unaudited condensed consolidated interim balance sheet as of September 30, 2011, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010, and the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2011 and 2010 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 have been made. The condensed consolidated balance sheet as of December 31, 2010 is derived from BioTime's annual audited financial statements as of that date. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results anticipated for the full year of 2011.

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

Principles of consolidation – BioTime’s condensed consolidated financial statements include the accounts of its subsidiaries. The following table reflects BioTime’s ownership at September 30, 2011 of the outstanding shares of its subsidiaries.

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	95.15%	USA
OncoCyte Corporation	75%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte., Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences, Ltd.	53.6%	Israel
LifeMap Sciences, Inc.	100%	USA
LifeMap Sciences, Ltd.	100% (1)	Israel

(1) LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc

All material intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2011 and as of December 31, 2010, we consolidated OncoCyte, OrthoCyte, ReCyte Therapeutics, ESI, Cell Cure Neurosciences, BioTime Asia and LifeMap Sciences as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and BioTime reflects the noncontrolling interest as a separate element of equity on its condensed consolidated balance sheet.

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

Revenue recognition – BioTime complies with SEC Staff Accounting Bulletin guidance on revenue recognition. Royalty and license fee revenues consist of product royalty payments and fees under license agreements and are recognized when earned and reasonably estimable. BioTime recognizes revenue in the quarter in which the royalty reports are received, rather than the quarter in which the sales took place. When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured. Grant income and the sale of research products are  recognized as revenue when earned.  Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the condensed consolidated balance sheet. Total trade receivables amounted to $250,300 and $125,000 and grants receivable amounted to $272,420 and $543,000 as of September 30, 2011 and December 31, 2010, respectively. These amounts are deemed fully collectible; as such BioTime did not recognize any allowance for doubtful accounts as of September 30, 2011 and December 31, 2010. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Treasury stock – BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet.  BioTime has the intent and ability to register any unregistered shares to support the marketability of the shares.

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

Foreign currency translation gain/(loss) and Comprehensive loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the condensed consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the condensed consolidated balance sheet.  For the nine months ended September 30, 2011 and 2010, comprehensive loss includes loss of $901,881 and $2,363, respectively which is entirely from foreign currency translation.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Effective January 1, 2007, BioTime adopted the provisions of a FASB Interpretation on accounting for uncertainty in income taxes. The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2011 and December 31, 2010. Management is currently unaware of any tax issues under review

Stock-based compensation – BioTime adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. In March 2005, the SEC issued additional guidelines which provide supplemental implementation guidance for valuation of share-based payments. BioTime has applied the provisions of this guidance in such valuations as well. Consistent with those guidelines, BioTime utilizes the Black-Scholes Merton option pricing model. BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the United States Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value. In management's opinion, the existing valuation models, including Black-Scholes Merton, may not provide an accurate measure of the fair value of BioTime's employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

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

Loss per share – Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Diluted loss per share for the three and nine months ended September 30, 2011 and 2010 excludes any effect from 3,119,647 options and 636,613 warrants, and 3,542,000 options and 3,440,832 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income, (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, BioTime must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  BioTime does not believe that the adoption of ASU 2011-05 will have a material impact on its consolidated results of operation and financial condition.

2. Inventory

At September 30, 2011, BioTime, held $46,870 of inventory of finished products on-site at its corporate headquarters in Alameda, California. At that same date $14,245 of inventory of finished products was held by a third party on consignment. At December 31, 2010, ReCyte Therapeutics, in which BioTime owns approximately a 95% interest, held $29,600 of inventory of finished products at its corporate headquarters and $15,870 of inventory of finished products was held by a third party on consignment. The inventory held by ReCyte Therapeutics was transferred to BioTime in connection with the change in focus of the subsidiary’s business from the production and sale of products for the research market to the development of therapeutic products to treat vascular and blood disease and disorders.

3. Equipment

At September 30, 2011 and December 31, 2010, equipment, furniture and fixtures were comprised of the following:

	September 30, 2011 (unaudited)	December 31, 2010
Equipment, furniture and fixtures	$1,729,056	$876,708
Accumulated depreciation	(437,688)	(165,942)
Equipment, net	$1,291,368	$710,766

Depreciation expense amounted to $260,646 and $63,893 for the nine month periods ended September 30, 2011 and 2010, respectively. The difference between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $271,746 per the condensed consolidated balance sheet is entirely attributed to foreign currency rates.

4. Intangible assets

At September 30, 2011 and December 31, 2010, intangible assets and accumulated intangible assets were comprised of the following:

	September 30, 2011 (unaudited)	December 31, 2010
Intangible assets	$22,455,905	$16,208,116
Accumulated amortization	(2,379,599)	(821,211)
Intangible assets, net	$20,076,306	$15,386,905

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis. BioTime recognized $1,626,476 in amortization expense of intangible assets during the nine months ended September 30, 2011. The difference between the amortization expense recognized in the condensed consolidated statement of operations and the increase in accumulated amortization of $1,558,388 per the condensed consolidated balance sheet is entirely attributed to foreign currency rates.

5. Accounts Payable and Accrued Liabilities

At September 30, 2011 and December 31, 2010, accounts payable and accrued liabilities consisted of the following:

	September 30, 2011 (unaudited)	December 31, 2010
Accounts payable	$982,508	$1,036,145
Accrued bonuses	—	367,822
Other accrued liabilities	1,268,671	525,907
	$2,251,179	$1,929,874

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

BioTime did not amortize deferred license fees during the first nine months of 2010 on the basis that sales of products under the licenses had not yet begun. Because BioTime has modified its procedure for amortizing deferred license fees during the fourth quarter of 2010, certain differences have resulted in BioTime’s research and development expenses, total expenses, and net loss for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010. Had BioTime amortized deferred license fees during the three and nine months ended September 30, 2010, the amount of amortization would have been $26,479 and $79,437, respectively. BioTime does not believe that the difference was material to its results of operations for the prior period. Amortization of deferred license fees recognized during the three and nine months ended September 30, 2011 amounted to $27,375 and $82,125, respectively.

During January 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”). The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development. BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF. The royalty will range from 2% to 4%, depending on the kind of products sold. The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product. In March 2009, BioTime amended its license agreement with WARF. The amendment increased the license fee from the original $225,000 to $295,000, of which $225,000 was paid in cash and $70,000 was paid by delivering BioTime common shares having a market value of $70,000 as of March 2, 2009. The amendment extended until March 2, 2010 the dates for payment of the $215,000 balance of the cash license fee and $20,000 in remaining reimbursement of costs associated with preparing, filing, and maintaining the licensed patents. The commencement date for payment of an annual $25,000 license maintenance fee was also extended to March 2, 2010. The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010.

During July 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells. ReCyte Therapeutics paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology. Once a total of $1,000,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later. The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010.

During August  2008, ReCyte Therapeutics entered into a License Agreement and a Sublicense Agreement with ACT under which ReCyte Therapeutics acquired world-wide rights to use an array of ACT technology (the “ACT License”) and technology licensed by ACT from affiliates of Kirin Pharma Company, Limited (the “Kirin Sublicense”). The ACT License and Kirin Sublicense permit the commercialization of products in human therapeutic and diagnostic product markets.

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent. Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties. Once a total of $600,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later. The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties. ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due. Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense. The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued. The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010.

In February 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”). In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement. This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010.

Through BioTime’s acquisition of the assets of Cell Targeting, Inc. during March 2011, BioTime acquired a royalty-bearing, exclusive, worldwide license from the Sanford-Burnham Medical Research Institute (“SBMRI”) to use certain patents pertaining to homing peptides for preclinical research investigations of cell therapy treatments, and to enhance cell therapy products for the treatment and prevention of disease and injury in conjunction with BioTime’s own proprietary technology or that of a third party. BioTime assigned the SBMRI license to OncoCyte during July 2011. OncoCyte will pay SBMRI a royalty of 4% on the sale of pharmaceutical products, and 10% on the sale of any research-use products that OncoCyte develops using or incorporating the licensed technology; and 20% of any payments OncoCyte receives for sublicensing the patents to third parties. The royalties payable to SBMRI may be reduced by 50% if royalties or other fees must be paid to third parties in connection with the sale of any products. An annual license maintenance fee is payable each year during the term of the license, and after commercial sales of royalty bearing products commence, the annual fee will be credited towards OncoCyte's royalty payment obligations for the applicable year. OncoCyte will reimburse SBMRI for 25% of the costs incurred in filing, prosecuting, and maintaining patent protection, subject to OncoCyte’s approval of the costs.

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

If Teva does not exercise its option to license OpRegen™ or OpRegen-Plus™ and instead Cell Cure Neurosciences or a sublicensee other than Teva conducts clinical trials of OpRegen™ or OpRegen-Plus, ™ Hadasit will be entitled to receive certain payments from Cell Cure Neurosciences upon the first attainment of certain clinical trial milestones in the process of seeking regulatory approval to market a product developed by Cell Cure Neurosciences using the licensed patents. Hadasit will receive $250,000 upon the enrollment of patients in the first Phase I clinical trial, $250,000 upon the submission of Phase II clinical trial data to a regulatory agency as part of the approval process, and $1 million upon the enrollment of the first patient in the first Phase III clinical trial.

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

During August 2011, BioTime entered into a License Agreement with Cornell University for the worldwide development and commercialization of technology for the differentiation of human embryonic stem cells into vascular endothelial cells.

Cornell will be entitled to receive a nominal initial license fee and nominal annual license maintenance fees.  The obligation to pay annual license maintenance fees will end when the first human therapeutic products developed under the license is sold.  BioTime will pay Cornell a milestone payment upon the achievement of a research product sale milestone amount, and will make milestone payments upon the attainment of certain United States Food and Drug Administration (FDA) approval milestones for therapeutic products developed under the license, including (i) the first Phase II clinical trial dosing of a human therapeutic product, (ii) the first Phase III clinical trial dosing of a human therapeutic product; (iii) FDA approval of the first human therapeutic product for age-related vascular disease; and (iv) FDA approval of the first human therapeutic product for cancer.

BioTime will pay Cornell royalties on the sale of products and services using the license, and will share with Cornell a portion of any cash payments, other than royalties, that BioTime receives for the grant of sublicenses to non-affiliates.  The potential royalty percentage rates to be paid to Cornell will be in the low to mid-single digit range depending on the product.  BioTime will also reimburse Cornell for costs related to the patent applications and any patents that may issue that are covered by the license.

In conjunction with the License Agreement, BioTime also entered into a Sponsored Research Agreement under which scientists at Weill Cornell Medical College will engage in certain research for BioTime over a three year period beginning August 2011.

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection certain business acquisitions. At September 30, 2011, 636,613 warrants to purchase common shares with a weighted average exercise price of $9.13 and a weighted average remaining contractual life of 1.94 years were outstanding.

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

Treasury Stock

BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet.  BioTime has the intent and ability to register any unregistered shares to support the marketability of the shares.

As of September 30, 2011, BioTime had no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 75,000,000 common shares with no par value. As of September 30, 2011, BioTime had issued and outstanding 50,238,409 common shares.

During the three and nine months ended September 30, 2011, BioTime received total cash of $25,600 and $223,181 from the exercise of 80,000 and 360,660 options, respectively, with average cash receipts of $0.32 and $0.62 per share, respectively.

During the three and nine months ended September 30, 2011, BioTime received total cash of $8,700 and $425,000 from the exercise of 2,900 and 219,000 warrants, respectively, with average cash receipts of $3.00 and $1.94 per share, respectively.

During the nine months ended September 30, 2011 and 2010, BioTime recognized stock-based compensation expenses of $1,255,911 and $742,763, respectively, due to stock options granted to employees and directors. During the nine months ended September 30, 2011 and 2010, BioTime granted 301,593 and 155,000 options, respectively, under its 2002 Stock Option Plan.  During the nine months ended September 30, 2011, 11,876 options were forfeited.  No options were forfeited in the same period in the prior year.

During August 2011, BioTime’s subsidiary, OncoCyte sold 3,000,000 shares of common stock to a private investor who is also a BioTime shareholder for $3,000,000 in cash and OncoCyte sold to BioTime 7,000,000 shares of OncoCyte common stock for $1,000,000 in cash and 1,286,174 BioTime common shares having a market value of $6,000,000.  These BioTime common shares are accounted for as treasury stock as of September 30, 2011.

8. Cell Targeting, Inc. Asset Purchase

On January 28, 2011, BioTime acquired substantially all of the assets of Cell Targeting, Inc. (“Cell Targeting”), a company that was engaged in research in regenerative medicine. The assets acquired consist primarily of patents, patent applications, and licenses to use certain patents. BioTime issued 261,959 of common shares and paid Cell Targeting $250,000 in cash to acquire the assets. The assets will be used by OncoCyte, which is developing cellular therapeutics for the treatment of cancer using vascular progenitor cells engineered to destroy malignant tumors.

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

10. Unaudited Pro Forma Interim Financial Information – Nine Months Ended September 30, 2011 and 2010

The following unaudited pro forma information gives effect to the acquisition of Cell Targeting, Glycosan, ESI and Cell Cure as if the acquisition took place on January 1, 2010. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$2,966,547	$2,643,141

Net loss available to common shareholders	$(13,033,673)	$(10,758,610)

Net loss per common share – basic and diluted	$(0.27)	$(0.27)

11. Subsequent Events

During July 2011, BioTime was awarded a $335,900 Small Business Innovation Research grant from the National Institutes of Health to develop HyStem® microcarriers for the propagation of human stem cells and as a means of cell delivery for human clinical applications.  The grant period is from September 30, 2011 to September 29, 2012.  BioTime will start drawing from this grant in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company engaged in two areas of biomedical research and product development. Initially we developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment, and other applications. Currently we are primarily focused on regenerative medicine, an emerging field of therapeutic product development based on recent discoveries in stem cell research.

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

“Regenerative medicine” refers to an emerging field of therapeutic product development that may allow all human cell and tissue types to be manufactured on an industrial scale. Historically speaking, this has never been possible in the past, and was made possible by the first isolation of human embryonic stem (“hES”) cells and creation of induced pluripotent stem (“iPS”) cells. These cells are called “pluripotent stem cells” because they have the unique property of being able to branch out into each and every kind of cell in the human body such as the cell types that make up the brain, the blood, the heart, the lungs, the liver, and other tissues. Unlike adult-derived stem cells that have limited potential to become different cell types, pluripotent stem cells may have vast potential to supply an array of new regenerative therapeutic products, especially those targeting the large and growing markets associated with age-related degenerative disease. Unlike pharmaceuticals that require a molecular target, therapeutic strategies in regenerative medicine are generally aimed at regenerating the affected cells and tissues, and therefore may have broader applicability.

Our efforts in regenerative medicine include the development and sale of products designed for research applications as well as for diagnostic and therapeutic uses. We offer advanced human stem cell products and technology that can be used by researchers at universities, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. Research products generally can be marketed without regulatory approval, and are therefore relatively near-term business opportunities, especially when compared to therapeutic products.

We have organized several subsidiaries to undertake our cell replacement therapeutic programs, diagnostic product programs, and our research product programs. We will partly or wholly fund these subsidiaries, recruit their management teams, assist them in acquiring technology, and provide general guidance for building the subsidiary companies. We may license patents and technology to the subsidiaries that we do not wholly own under agreements that will entitle us to receive royalty payments from the commercialization of products or technology developed by the subsidiaries.

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ReCyte Therapeutics, Inc.	Blood and vascular diseases including coronary artery disease iPS cell banking	95.15%	USA

OncoCyte Corporation	Cancer	75%	USA

OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis Biocompatible hydrogels that mimic the human extracellular matrix	100%	USA

ES Cell International Pte. Ltd.	Stem cell products for research, including cell lines produced under clinical “good manufacturing practices” (“GMP”)	100%	Singapore

BioTime Asia, Limited	Ophthalmologic, skin, musculo-skeletal system, and hematologic diseases. Stem cell products for research	81%	Hong Kong

Cell Cure Neurosciences, Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	53.6%	Israel

LifeMap Sciences, Inc	Stem cell data base	100%	USA

Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and ESpan™, and ESpy™ are trademarks of BioTime, Inc. HyStem® is a registered trademark and Extracel™ is a trademark of OrthoCyte Corporation. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. OpRegen™ and OpRegen-Plus™ are trademarks of Cell Cure Neurosciences, Ltd. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc.

We were incorporated in 1990 in the state of California. Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502. Our telephone number is (510) 521-3390.

Recent Developments

During July 2011, BioTime was awarded a $335,900 Small Business Innovation Research grant from the National Institutes of Health to develop HyStem® microcarriers for the propagation of human stem cells and as a means of cell delivery for human clinical applications.  The grant period is from September 30, 2011 to September 29, 2012.  BioTime will start drawing down against this grant in the fourth quarter.

During August 2011, we entered into a License Agreement with Cornell University for the worldwide development and commercialization of technology developed at Weill Cornell Medical College for the differentiation of human embryonic stem cells into vascular endothelial cells.  The technology may provide an improved means of generating vascular endothelial cells on an industrial scale, and will be utilized by us in diverse products, including those under development at our subsidiary ReCyte Therapeutics, Inc. to treat age-related vascular disease, and products being developed at our subsidiary OncoCyte Corporation targeting the delivery of toxic payloads to cancerous tumors.

We and our subsidiaries plan to use the Cornell technology with our ACTCellerate™ technology to produce highly purified monoclonal embryonic vascular endothelium.  See Note 6 to Condensed Consolidated Interim Financial Statements.

In conjunction with the Cornell License Agreement, during August 2011, we also entered into a three year Sponsored Research Agreement under which scientists at Weill Cornell Medical College, led by Sina Y. Rabbany, PhD, will engage in research with the goals of (1) verifying the ability of progenitor cells, derived by our subsidiary ReCyte Therapeutics using our ACTCellerate technology, to generate stable populations of vascular endothelial cells, (2) testing the functionality and transplantability of the vascular endothelial cells in animal models to see if the transplanted cells  generate new vascular tissue, and (3) using Glycosan hydrogels, produced by our subsidiary OrthoCyte, and other materials as “scaffolds” for the three-dimensional propagation of vascular endothelial cells into vascular tissues suitable for transplantation.

During August 2011, our subsidiary, OncoCyte sold 3,000,000 shares of common stock to a private investor who is also a BioTime shareholder for $3,000,000 in cash, and OncoCyte sold l to us 7,000,000 shares of OncoCyte common stock for $1,000,000 in cash and 1,286,174 BioTime common shares having a market value of $6,000,000. These BioTime common shares are accounted for as treasury stock as of September 30, 2011.  OncoCyte will use the funds raised from the sale of the shares for the expansion of its development of novel proprietary diagnostics and therapeutics for cancer in humans.  OncoCyte’s research has demonstrated that many of the same genes associated with the normal growth of embryonic stem cells are abnormally reactivated by cancer cells.  Based on this finding, and utilizing its proprietary algorithms, OncoCyte has discovered and filed patent applications on over 100 novel cancer-associated genes.  OncoCyte expects to use its new financing in part to expand its current patent portfolio of nine patent filings on these new genes and to advance the development and commercialization of resulting novel diagnostic and therapeutic products.  In addition to its new diagnostic product line, OncoCyte is continuing to develop cellular therapeutics for cancer therapy that will take advantage of the unique biology of vascular endothelial precursor cells.  OncoCyte’s goal is to derive vascular endothelial cells that can be engineered to deliver a toxic payload to the developing blood vessels of a tumor to specifically remove malignant tumors while not affecting nearby normal tissues in the body.

During August 2011, four hES cell lines: ESI-035, ESI-049, ESI-051 and ESI-053, developed by our subsidiary ESI were approved by the National Institutes of Health (NIH) for inclusion in the NIH Human Embryonic Stem Cell Registry. This approval opens the door to the use of these cell lines in federally funded research. Two other ESI hES cell lines, ESI-014 and ESI-017, were previously included in the NIH Human Embryonic Stem Cell Registry. The ESI hES cell lines were derived using procedures and documentation that are in compliance with current Good Tissue Practices (cGTP) and current Good Manufacturing Practices (cGMP), are free of animal feeder cells and have been assessed for pluripotency and karyotypic stability. In collaboration with the California Institute of Regenerative Medicine, we have supplied research grade versions of these lines to dozens of researchers throughout California, including those in the University of California system. We have also derived the complete genome sequence of five of the ESI hES cell lines to facilitate the development of products derived from these cell lines. One of the ESI cell lines is being utilized by a large pharmaceutical company for potential use in its product development program.

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

Under our license agreements, Hospira and CJ will report sales of Hextend and pay us the royalties and license fees due on account of such sales after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Accordingly, our royalty revenues for the three months ended September 30, 2011 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning March 1, 2011 and ending June 30, 2011.

Regenerative Medicine

Products for Research Use

We are marketing our stem cell products for research through our website biotimeinc.com. By an agreement with us, Millipore Corporation became a worldwide distributor of certain ACTCellerate™ human embryonic progenitor cell (“hEPC”) lines and related ESpan™ growth media. We made our initial delivery of six hEPC lines to Millipore during January 2010, and these lines are being marketed and distributed on a worldwide basis. The companies anticipate jointly launching additional cell lines and associated optimized ESpan™ growth media for the in vitro propagation of each progenitor cell line in the future. The ACTCellerate™ hEPC lines and ESpan™ growth media products distributed by Millipore may also be purchased directly from us on our website biotimeinc.com. In addition to the products that we are co-marketing with Millipore, we now offer 102 other ACTCellerate™ hEPC lines for sale on biotimeinc.com , and we anticipate adding additional cell lines and related ESpan™ growth media and differentiation kits over time. We are also offering ACTCellerate™ hEPCs and ESpan™ growth media in Asia through BioTime Asia’s distribution agreement with Shanghai Genext Medical Technology Co., Ltd.

Following our acquisition of Glycosan during May 2011, we began marketing HyStem® and Extracel™ PEGel hydrogel products for research purposes. We are also working to develop a HyStem® based product as a medical device for the implant of adult stem cells or therapeutic cells derived from hES cells.

During November and December 2010, we signed agreements with the California Institute for Regenerative Medicine (“CIRM”) and the University of California system to distribute five human embryonic stem cell lines produced under the standard of GMP. The agreement provides for the lines to be distributed in two phases. In the first phase, BioTime provided research grade versions of the lines under a material transfer agreement that restricts the use to research use only. We provided research-grade cell lines free of charge to CIRM-funded and California-based researchers until April 30, 2011. Since that date, researchers may purchase the research-grade cells from us at a price of $2,800 per ampoule. As of September 30, 2011 we had provided research-grade lines to 28 researchers under this program, including researchers at Stanford University, the University of California San Francisco, the University of Southern California, the University of California Davis, the University of California Los Angeles, the University of California San Diego, California State University Fullerton as well as other institutions.

In the second phase, we are making the GMP-grade cell lines, along with certain documentation, available to researchers. The complete genomic DNA sequence information will be made available by the end of November 2011. We will charge a price for the GMP-grade cell lines that covers our production and delivery costs. Although no royalties will be payable to us by researchers who acquire the cell lines for research use, researchers who desire to use the GMP cell lines for therapeutic or diagnostic products, or for any other commercial purposes, may do so only after signing commercialization agreements acceptable to us. Commercialization agreements under this program will entitle us to receive royalties on net sales not to exceed 2% of net sales, reducible to 1.5% if the researcher must pay any other royalties in connection with the commercialization of their product.

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

Company	Product Program	Status
BioTime(1) and ES Cell International Pte. Ltd. (“ESI”)	ACTCellerate™ cell lines/growth media/reagent kits for stem cell research
Nearly 300 products for stem cell research are now being offered, including ACTCellerate™ hEPCs, ESpan™ cell line optimal growth media, and reagent cell differentiation kits. We plan to add additional cell lines, growth media, and differentiation kits with characterization of new hEPCs

	GMP hES cell lines	ESI has developed and offers for sale GMP hES cell lines for research purposes. Six ESI hES cell lines have been approved by the NIH for use in federally funded research.
BioTime(1)	CIRM-funded research project addressing the need for industrial-scale production of purified therapeutic cells
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

Genetic markers for cancer diagnosis
Demonstrated that many of the same genes associated with the normal growth of embryonic stem cells are abnormally reactivated by cancer cells.  Based on this finding, and utilizing its proprietary algorithms, OncoCyte has discovered and filed patent applications on over 100 novel cancer-associated genes.

OrthoCyte	Cartilage repair using embryonic progenitor cells
Identified several cell lines that displayed molecular markers consistent with the production of definitive human cartilage.

Confirmed chondrogenic potential in joint defects in rat models of osteoarthritis .

Demonstrated that those cell lines can be combined with BioTime's HyStem Rx matrices to formulate a combination product for treating cartilage deficits.

Biocompatible hydrogels that mimic the human extracellular matrix
Developed Extracel PEGgel and HyStem hydrogel products for basic laboratory research use

Conducted pre-clinical development of HyStem Rx as an implantable cell delivery device

Conducted toxicology studies of Hystem-Rx in the brains of laboratory mice. Results show no difference in reactive astrocytes, macrophages/microglia, neuronal number or blood vessel structure between saline controls and Hystem-Rx. There was no evidence of granulomata or foreign body reaction around either saline or Hystem-Rx injection sites.

Two U.S. patents issued on hydrogels

Company	Product Program	Status
ReCyte Therapeutics	Therapeutic products for cardiovascular and blood diseases utilizing its proprietary ReCyte™ iPS technology.
Evaluating effects of telomere length on growth potential of iPS cells and iPS-derived progenitor lines.

Through BioTime, formed a collaboration with researchers at Cornell Weill Medical College to derive clinical vascular endothelium for the treatment of age-related vascular disease.

Demonstrated the feasibility of producing highly purified product using ACTCellerate™  technology.

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

The inherent uncertainties of developing new products for stem cell research and for medical use make it impossible to predict the amount of time and expense that will be required to complete the development and commence commercialization of new products. There is no assurance that we or any of our subsidiaries will be successful in developing new technologies or stem cell products, or that any technology or products that may be developed will be proven safe and effective for diagnosing or treating diseases in humans, or will be successfully commercialized. Most of our potential therapeutic products are at a very early stage of preclinical development. Before any clinical trials can be conducted by us or any of our subsidiaries, the company seeking to conduct the trials would have to compile sufficient laboratory test data substantiating the characteristics and purity of the stem cells, conduct animal studies, and then obtain all necessary regulatory and clinical trial site approvals, after which a team of physicians and statisticians would need to be assembled to perform the trials. Clinical trials will be costly to undertake and will take years to complete. See our discussion of the risks inherent in our business and the impact of government regulation on our business in the “Risk Factors” section of this report.

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

Critical Accounting Policies

Treasury stock – BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet.  BioTime has the intent and ability to register any unregistered shares to support the marketability of the shares.

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

Principles of consolidation – Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, LifeMap Sciences, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95% of the outstanding shares of common stock as of September 30, 2011; the accounts of OncoCyte, a subsidiary of which we owned approximately 75% of the outstanding shares of common stock as of September 30, 2011; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81% of the outstanding shares as of September 30, 2011, and the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 53.6% of the outstanding shares as of September 30, 2011. All material intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Revenues

Hospira and CJ report sales of Hextend and pay us royalties due on account of those sales within 90 days after the end of each calendar quarter. We recognize those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. Our royalty revenues for the three months ended September 30, 2011 consist of royalties on sales of Hextend made by Hospira and CJ during the period beginning April 1, 2011 and ending June 30, 2011. Royalty revenues recognized for the third quarter of 2011 were $142,798 from Hospira and $31,459 from CJ. Total royalties of $176,009 for the quarter decreased 18% from royalties of $215,094 received during the same period last year.  Royalty revenues recognized from the sale of Hextend and other research products during the nine months period ended September 30, 2011 and 2010 amounted to $569,206 and $727,388.

Based on sales of Hextend that occurred during the third quarter of 2011, we received royalties of $156,284 from Hospira and $29,402 from CJ during the fourth quarter of 2011. Total royalties of $185,686 for the fourth quarter decreased 15% from royalties of $218,073 received during the same period last year. These royalties will be reflected in our financial statements for the fourth quarter of 2011.

The decrease in royalties received from Hospira is largely attributable to a drop in the price of competitive products in the hospital sales market, which forced Hospira to lower the price of Hextend, resulting in lower sales revenues for them and lower royalties for us.

We recognized as revenue $39,801 and $73,225 of license fees from CJ and Summit Pharmaceuticals International Corporation during the three months ended September 30, 2011 and 2010, respectively. License fees for the nine months ended September 30, 2011 and 2010 amounted to $141,930 and $219,678, respectively.  The license fees were received from CJ during April 2003 and July 2004, and from Summit during December 2004 and April and October of 2005, but full recognition of the license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan. See Note 1 to the Condensed Consolidated Interim Financial Statements. License fees for the three and nine months ended September 30, 2011 also includes $15,099 and $59,659, respectively earned through ESI.  License fees for the nine months ended September 30, 2010 includes reversal of $15,010 for ESI due to over recognition of license fees prior to our acquisition of ESI in May 2010.

We recognized revenue of $392,666 and $1,177,996 from our research grant from CIRM during the three and nine months ended September 30, 2011, compared to $392,666 and $1,182,857 during the same periods last year. Grant revenues for the three and nine months ended September 30, 2011 also includes $22,409 and $50,390 of other grants received by OrthoCyte; nil and $44,544 of other grants received by OncoCyte, and $331,351 and $332,682 of other grants receivable by Cell Cure Neurosciences.  The difference between the grant income recognized by Cell Cure Neurosciences during the three months from the nine months of $1,331 is entirely attributed to foreign currency rates.

We recognized revenue of $165,719 and $347,224 from the sale of research products during the three and nine months ended September 30, 2011, compared to $108,523 and $120,946 during the same periods last year.  Revenues from the sale of research products in 2011 are primarily derived from the sale of hydrogels and stem cell products.

Operating Expenses

Our expenses during the three and nine months ended September 30, 2011 as compared to the same period last year reflect the expansion of our operations, including our research and development programs, through our acquisition of ESI, Cell Targeting, and Glycosan, and a controlling interest in Cell Cure Neuroscience. As shown in the table below, Cell Cure Neurosciences accounted for 24% of our research and development expenses during the nine months ended September 30, 2011. We also organized LifeMap and expanded the scope of our work with our ReCyte™ iPS technology at ReCyte Therapeutics.

For the three and nine month periods ended September 30, 2011, research and development expenses include $1,146,056 and $3,577,747, respectively, of research and development expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively. Research and development expenses attributable to ESI and Cell Cure Neurosciences include $419,869 and $1,245,799 in amortization of capitalized patent technology costs. For both the three and nine months periods ended September 30, 2010 our condensed consolidated interim financial statements also included $154,921 and $241,883 of research and development expense incurred by ESI.

Research and development expenses increased to $3,445,708 for the three months ended September 30, 2011, from $1,808,357 for the three months ended September 30, 2010. During the fourth quarter of the 2010 fiscal year, BioTime modified its procedure for amortizing deferred license fees. As a result, research and development expenses for the three months ended September 30, 2011 include $27,375 of amortization of deferred license fees. Had we amortized deferred license fees during the three months ended September 30, 2010, the amount would have been $26,479.  Aside from those amortization expenses, and expenses allocable to ESI and Cell Cure Neurosciences, the increase in research and development expense during the three months ended September 30, 2011 is primarily attributable to an increase of $179,318  in employee compensation and related costs allocated to research and development expense, an increase of $36,173 in stock-based compensation allocated to research and development expense, an increase of $242,022 in outside research fees, and an increase of $165,086 in amortization of license and patent fees. Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

Research and development expenses were $9,572,436 for the nine months ended September 30, 2011, compared to $4,397,109 for the nine months ended September 30, 2010. Research and development expenses for the nine months ended September 30, 2011 include $82,125 of amortization of deferred license fees. Had we amortized deferred license fees during the nine months ended September 30, 2010, the amount would have been $79,438. Aside from amortization expenses, and expenses allocable to ESI and Cell Cure Neurosciences, the increase in research and development expense during the nine months ended September 30, 2011 is primarily attributable to an increase of $490,495 in employee compensation and related costs allocated to research and development expense, an increase of $135,452 in stock-based compensation allocated to research and development expense, an increase of $67,095 in outside consulting and service fees allocated to research and development expenses, an increase of $380,383 in amortization of license and patent fees, an increase of $135,405 in rent allocated to research and development expenses, an increase of $359,438 in outside research and laboratory costs, and an increase of $199,845 in expenditures made to cover laboratory expenses and supplies.

The following table shows the amount and approximate percentages of our total research and development expenses allocated to our primary research and development projects during the nine months ended September 30, 2011. We do not have comparative data for the nine months period ended September 30, 2010 on a program by program basis because many of the programs were in the early start-up phase, had not yet commenced, or we had not yet acquired the subsidiary conducting the program.

Company	Program	Amount	Percent
BioTime and ESI	ACTCellerate hEPCs, GMP hES cell lines, and related research products	$2,274,642	24%
BioTime	CIRM sponsored ACTCellerate technology	$1,363,363	14%
OncoCyte	Cancer therapy and diagnosis	$1,663,869	17%
OrthoCyte	Orthopedic therapy; hydrogel products	$1,050,423	11%
ReCyte Therapeutics	iPS and vascular therapy	$265,350	3%
BioTime	Hextend	$247,571	2%
BioTime Asia	Stem cell products for research	$145,149	2%
Cell Cure Neurosciences	OpRegen,™ OpRegen-Plus,™ and neurological disease therapies	$2,283,475	24%
LifeMap	Stem cell database	$278,594	3%

For the three and nine months ended September 30, 2011, general and administrative expenses included $235,432 and $602,731, respectively, of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively. For the three and nine months periods ended September 30, 2010 our condensed consolidated interim financial statements also included $465,832 and $643,368 of general and administrative expenses incurred by ESI.

General and administrative expenses increased to $1,929,711 for the three months ended September 30, 2011 from $1,464,631 for the three months ended September 30, 2010.  Aside from expenses allocable to ESI and Cell Cure Neurosciences, the increase is primarily attributable to an increase of $377,529 in employee compensation and related costs allocated to general and administrative expense, an increase of $22,942 in employee relocation expense, an increase of $34,954 in stock-based compensation to employees and consultants, an increase of $32,129 in employee recruiting and hiring fees, an increase of $122,466 in accounting fees,  an increase of $23,144 in insurance expense, an increase of $66,563 in travel and entertainment expenses allocated to general and administrative expenses, and an increase of $22,147 in general office expenses.   General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

General and administrative expenses increased to $6,377,390 for the nine months ended September 30, 2011, from $3,961,375 for the nine months ended September 30, 2010. Aside from expenses allocable to ESI and Cell Cure Neurosciences, the increase is primarily attributable to an increase of $1,229,101 in employee compensation and related costs allocated to general and administrative expense, an increase of $114,188 in cash and stock-based compensation paid to our independent directors, an increase of $237,043 in general consulting fees arising from amortization of consulting fees attributable to the value of warrants issued to the minority shareholder in BioTime Asia for consulting services, an increase of $100,000 for non-equity based consulting services, an increase of $128,891 in stock-based compensation to employees and consultants, an increase of $99,043  in employee recruiting and hiring fees, an increase of $80,205 in transfer agent and stock exchange listing fees, an increase of $82,614 in outside services, an increase of $228,317 in travel and entertainment expenses allocated to general and administrative expenses, an increase of $50,927 in marketing and advertising expenses, an increase of $45,081 in rent expenses allocable to general and administrative expenses, and an increase of $53,660  in depreciation expenses.

The following table shows the amount and approximate percentages of our total general and administrative expenses allocated to BioTime and our subsidiaries during the nine months ended September 30, 2011. We do not have comparative data for the nine months period ended September 30, 2010 on a company level basis because we had not yet acquired some of the subsidiaries.

Company	Amount	Percent
BioTime	$2,903,762	45%
BioTime Asia	$802,951	12%
Cell Cure Neurosciences*	$436,790	7%
ESI*	$363,670	6%
LifeMap	$236,713	4%
OncoCyte	$505,308	8%
OrthoCyte	$769,650	12%
ReCyte Therapeutics	$358,546	6%

*  Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime, Inc. for certain general overhead expenses such as salaries, insurance, and travel and entertainment expenses.  During the nine months ended September 30, 2011, BioTime allocated $176,177 and $21,552 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively.

Interest and Other Income (Expense)

For the three months ended September 30, 2011, we earned $3,807 of interest income net of $896 of interest expense, compared to $127 of interest expense for the three months ended September 30, 2010. For the nine months ended September 30, 2011, we earned $20,778 of interest income net of $1,073 of interest expense, compared to $285 of interest expense for the nine months ended September 30, 2010. Interest income is generally attributed to interest earned on higher cash balances held during 2011 compared to 2010.

Income Taxes

During the three and nine months ended September 30, 2011 and 2010, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At September 30, 2011, we had $26,230,298 of cash and cash equivalents on hand. We will depend upon revenue from the sale of our research products, royalties from the sale of Hextend by Hospira and CJ, and research grants from CIRM and other providers as our principal sources of revenues for the near future.  Millipore and Genext began marketing some of our hEPC lines an ESpan™ growth media during 2010, but it is too early to predict future revenues from the sale of our stem cell research products by them.

Because our revenues from product sales and royalties are not presently sufficient to cover our operating expenses, we may need to obtain debt or additional equity capital in order to finance our operations. The future availability and terms of equity or debt financing are uncertain. We presently have issued and outstanding 636,613 common share purchase warrants, of which 556,613 are exercisable at a price of $10.00 per share, and 80,000 at $3.00 per share. These warrants expire on various dates ranging from September 2012 to May 2014. None of the warrants are publicly traded.  Our subsidiaries may also sell capital stock or borrow money to finance their operations.

During August 2011, BioTime’s subsidiary, OncoCyte sold 3,000,000 shares of common stock to a private investor who is also a BioTime shareholder for $3,000,000 in cash and OncoCyte sold to BioTime 7,000,000 shares of OncoCyte common stock for $1,000,000 in cash and 1,286,174 BioTime common shares having a market value of $6,000,000.  These BioTime common shares are accounted for as treasury stock as of September 30, 2011.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the nine months ended September 30, 2011, we received $2,250,000 of cash in our operations. Our sources of that cash were $474,574 of royalty revenues from Hospira, $92,880 of royalty revenues from CJ, a $256,714 payment from a QTDP research grant, a $1,177,996 research grant payment from CIRM, $217,613 from the sale of research products, and a $30,000 payment for license fees through ESI.

Cash used in operations

During the nine months ended September 30, 2011, our total research and development expenditures were $9,572,436, and our general and administrative expenditures were $6,377,390.  Net loss attributable to BioTime for the nine months ended September 30, 2011 amounted to $11,101,064. Net cash used in operating activities during the nine months amounted to $9,998,300.  The difference between the net loss and net cash used in operating activities during the quarter was primarily attributable to non-cash expenses and accrued revenues, including $828,395 in stock-based compensation paid to employees and consultants, amortization of $1,626,476 in intangible assets, $427,516 in options issued as independent director compensation, $582,186 amortization of deferred consulting fees, $82,125 amortization of deferred license fees, $260,646 in depreciation expense, and $261,777 in grants receivable. This overall difference was largely offset by amortization of $162,943 in deferred license revenues, $581,072 in accounts payable and accrued liabilities, $325,956 in prepaid expenses and other current assets, and net loss of $1,833,943 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the nine months ended September 30, 2011, $772,716 was used for investing activities. The primary components of cash expended were approximately $780,524 used in the purchase of equipment and $250,000 used in the acquisition of Cell Targeting. This cash expenditure was offset to some extent by $259,058 of cash acquired in connection with the asset purchase transaction with Cell Targeting and the merger with Glycosan.

Cash generated by financing activities

During the nine months ended September 30, 2011, $3,861,681 in net cash was provided from our financing activities. During this period, we received $223,181 in connection with the exercises of 360,660 stock options and $425,000 in connection with the exercises of 219,000 stock purchase warrants, $213,500 from issuance of ReCyte Therapeutics common shares, and $3,000,000 in cash from the sale of OncoCyte common stock.

Contractual obligations

We had no fixed, non-cancelable contractual obligations as of September 30, 2011, with the exception of an operating lease on our office and laboratory facility in Alameda, California that expires on February 29, 2016. Base monthly rent under our current Alameda facility lease is $29,107 per month, increasing by three percent each subsequent year of the new lease term. In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

ESI’s Singapore lease of office space expires on January 11, 2012. Base monthly rent under that lease is S$2,286 (Singapore dollars). ESI’s Singapore lease of lab space expires on October 31, 2012. Base monthly rent under the Singapore laboratory lease is S$8,700 (Singapore dollars).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of September 30, 2011, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. Most of the foreign exchange loss reflected on our statement of operations reflects the impact of foreign exchange rates on amortization of assets held by our foreign subsidiaries, rather than transactional costs. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the nine months ended September 30, 2011 and for the fiscal years ended December 31, 2010, 2009 and 2008 were $12,056,730, $10,287,280, $5,144,499, and $3,780,895, respectively, and we had an accumulated deficit of $75,109,358 as of September 30, 2011, and $63,954,509, $52,769,891, and $47,625,392 as of December 31, 2010, 2009, and 2008, respectively. Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings. Also, we have been awarded research grants from CIRM, QTDP, and the NIH. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

●            The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $9,572,436 during the nine months ended September 30, 2011, and $7,892,024, $2,968,987, and $1,725,187 during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

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

Our success depends in part on the uncertain growth of the stem cell industry, which is still in its infancy

●            The success of our business of selling products for use in stem cell research depends on the growth of stem cell research, without which there may be no market or only a very small market for our research products and technology. The likelihood that stem cell research will grow depends upon the successful development of stem cell products that can be used to treat disease or injuries in people or that can be used to facilitate the development of other pharmaceutical products. The growth in stem cell research also depends upon the availability of funding through private investment and government research grants.

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

Sales of the products we develop will be adversely impacted by the availability of competing products

●            Sales of Hextend have already been adversely impacted by the availability of other products that are commonly used in surgery and trauma care and sell at lower prices. Due to price cuts by our competitors, Hospira has had to lower the price of Hextend, which has resulted in lower gross sales revenues for them and lower royalties for us.

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

●            Competing products for the diagnosis and treatment of cancer are being manufactured and marketed by established pharmaceutical companies, and more cancer diagnostics and therapeutics are being developed by those companies and by other smaller biotechnology companies.  Other companies, both large and small, are also working on the development of stem cell based therapies for the same diseases and disorders that are the focus of the research and development programs of our subsidiaries

●            There also is a risk that our competitors may succeed at developing safer or more effective products that could render our products and technologies obsolete or noncompetitive.

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

●            At September 30, 2011, we had $26,230,298 of cash and cash equivalents on hand. There can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

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

●            Clinical trials and the regulatory approval process for a pharmaceutical product can take several years to complete.  As a result, we will incur the expense and delay inherent in seeking FDA and foreign regulatory approval of new products even if the results of clinical trials are favorable.

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

●            Government-imposed restrictions on the use of embryos or hES cells in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products. During March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s Executive Order, the National Institutes of Health (“NIH”) has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research. A lawsuit, Sherley v. Sebelius, has been filed challenging the legality of the new NIH guidelines. In that litigation, a United States District Court issued a temporary injunction against the implementation of the new NIH guidelines, but the District Court’s ruling was vacated by the United States Court of Appeals, and upon remand, on July 27, 2011 the District Court ruled in favor of the NIH, declining to invalidate the NIH guidelines. However, the plaintiffs in the case have filed a notice of appeal. The ultimate resolution of that lawsuit could determine whether the federal government may fund research using hES cells, unless new legislation is passed expressly permitting or prohibiting such funding.

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

If we are unable to obtain and enforce patents and protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products

●            Our success will depend in part on our ability to obtain and enforce patents and maintain trade secrets in the United States and in other countries. If we are unsuccessful at obtaining and enforcing patents, our competitors could use our technology and create products that compete with our products, without paying license fees or royalties to us.

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

●            A patent interference proceeding may be instituted with the United States Patent and Trademark Officer (“PTO”) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the PTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the PTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.

●            Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries. As with the PTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application.

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

●            In addition to interference proceedings, the PTO can re-examine issued patents at the request of a third party seeking to have the patent invalidated. This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares. As of September 30, 2011, there were 3,121,417 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 636,613 shares reserved for issuance upon the exercise of common share purchase warrants. No preferred shares are presently outstanding.

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

We and our subsidiaries may issue additional common shares or other securities that are convertible into or exercisable for common shares in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, or in connection with future business acquisitions, or for other business purposes. The future issuance of any such additional common shares or other securities may create downward pressure on the trading price of our common shares

We may also issue preferred shares having rights, preferences, and privileges senior to the rights of our common shares with respect to dividends, rights to share in distributions of our assets if we liquidate our company, or voting rights. Any preferred shares may also be convertible into common shares on terms that would be dilutive to holders of common shares. Our subsidiaries may also issue their own preferred shares with a similar dilutive impact on our ownership of the subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

10.1	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.2	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia *

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2010.

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

BIOTIME, INC.

Date: November 8, 2011	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 8, 2011	/s/ Peter Garcia
Peter Garcia
Chief Financial Officer

Exhibit Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

10.1	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.2	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia *

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(1)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2010.

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