Form 10-Q
period 2012-03-31
BIOTIME INC
filed 2012-05-10
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,341,962 common shares, no par value, as of May 9, 2012.

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

Item 1.	Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,487,906	$22,211,897
Inventory	54,866	51,174
Prepaid expenses and other current assets	2,101,905	2,692,303
Total current assets	18,644,677	24,955,374

Equipment, net	1,385,316	1,347,779
Deferred license and consulting fees	800,164	843,944
Deposits	63,963	63,082
Intangible assets, net	18,083,779	18,619,516
TOTAL ASSETS	$38,977,899	$45,829,695

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,502,207	$2,681,111
Deferred grant income	261,777	261,777
Deferred license revenue, current portion	201,545	203,767
Total current liabilities	1,965,529	3,146,655

LONG-TERM LIABILITIES
Deferred license revenue, net of current portion	863,083	899,551
Deferred rent, net of current portion	62,822	66,688
Other long term liabilities	255,413	258,620
Total long-term liabilities	1,181,318	1,224,859

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued
Common shares, no par value, authorized 75,000,000 shares; 50,321,962 issued, and 49,035,788 outstanding at March 31, 2012 and at December 31, 2011	115,547,532	115,144,787
Contributed capital	93,972	93,972
Accumulated other comprehensive income	1,340	(122,749)
Accumulated deficit	(85,443,351)	(80,470,009)
Treasury stock at cost: 1,286,174 shares at March 31, 2012 and at December 31, 2011	(6,000,000)	(6,000,000)
Total shareholders' equity	24,199,493	28,646,001
Noncontrolling interest	11,631,559	12,812,180
Total equity	35,831,052	41,458,181
TOTAL LIABILITIES AND EQUITY	$38,977,899	$45,829,695

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

REVENUES:
License fees	$36,468	$104,599
Royalties from product sales	147,384	215,971
Grant income	400,809	415,611
Sale of research products	47,285	88,448
Total revenues	631,946	824,629

EXPENSES:
Research and development	(4,178,781)	(2,948,861)
General and administrative	(2,368,705)	(1,901,655)
Total expenses	(6,547,486)	(4,850,516)
Loss from operations	(5,915,540)	(4,025,887)
OTHER INCOME/(EXPENSES):
Interest income, net	8,298	13,190
Other income/(expense), net	(327,095)	68,012
Total other income/(expenses), net	(318,797)	81,202
NET LOSS	(6,234,337)	(3,944,685)
Less: Net loss attributable to the noncontrolling interest	1,260,995	582,553

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(4,973,342)	(3,362,132)

Foreign currency translation gain/(loss)	124,089	(670,005)

TOTAL COMPREHENSIVE LOSS	$(4,849,253)	$(4,032,137)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	50,321,962	48,306,505

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31,2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(4,973,342)	$(3,362,132)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	88,692	65,244
Amortization of intangible assets	535,737	456,152
Amortization of deferred license and royalty revenues	(38,691)	(65,661)
Amortization of deferred consulting fees	194,062	194,062
Amortization of deferred license fees	27,500	27,375
Amortization of deferred rent	362	29,745
Stock-based compensation	316,058	289,540
Options issued as independent director compensation	157,376	143,796
Write off of expired inventory	-	4,008
Reduction in receivables from the reversal of revenues	204,934	-
Net loss allocable to noncontrolling interest	(1,260,995)	(582,553)
Changes in operating assets and liabilities:
Accounts receivable, net	3,484	(118,782)
Grant receivable	-	261,777
Inventory	(3,692)	9,110
Prepaid expenses and other current assets	116,290	(313,823)
Accounts payable and accrued liabilities	(1,074,946)	(367,200)
Other long-term liabilities	(9,763)	(5,563)
Deferred revenues		(22,534)
Net cash used in operating activities	(5,716,934)	(3,357,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(116,603)	(295,785)
Payment of license fee	-	(1,500)
Cash paid, net of cash acquired for CTI assets	-	(246,850)
Cash acquired in connection with merger with Glycosan	-	5,908
Security deposit received	(526)	244
Net cash used in investing activities	(117,129)	(537,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	-	72,853
Proceeds from the exercise of stock options from director	-	14,828
Proceeds from the exercise of stock options from outside consultant	-	2,350
Proceeds from the exercise of warrants	-	386,300
Proceeds from sale of common shares of subsidiary	-	213,500
Cash provided by financing activities	-	689,831

Effect of exchange rate changes on cash and cash equivalents	110,072	17,646

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(5,723,991)	(3,187,945)
Cash and cash equivalents at beginning of period	22,211,897	33,324,924
Cash and cash equivalents at end of period	$16,487,906	$30,136,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$112	$96
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued in connection with the purchase of assets	$-	$2,300,000
Common shares issued as part of merger	$-	$2,600,000
Warrants issued as part of merger	$-	$954,879

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

BioTime’s operating revenues have been derived primarily from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®.  BioTime began to make its first stem cell research products available during 2008, but has not yet generated significant revenues from the sale of those products.  BioTime’s ability to generate substantial operating revenue in the near term depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012 and is paid in quarterly installments.  BioTime received $392,665 during the three months ended March 31, 2012 and in 2011.  Grant revenues for the three months ended March 31, 2012 also include $8,144 received by Cell Cure Neurosciences.

The unaudited condensed consolidated interim balance sheet as of March 31, 2012, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, and the unaudited condensed consolidated interim statements of cash flows for the three months ended March 31, 2012 and 2011 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 have been made.  The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s annual audited financial statements as of that date.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results anticipated for the full year of 2012.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the condensed consolidated balance sheet as of December 31, 2011, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited condensed consolidated financial statements and notes thereto included in BioTime’s Form 10-K for the year ended December 31, 2011.

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

(1) LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

All material intercompany accounts and transactions have been eliminated in consolidation.  As of March 31, 2012 and as of December 31, 2011, we consolidated ReCyte Therapeutics, OncoCyte, BioTime Asia, and Cell Cure Neurosciences as we have the ability to control their operating and financial decisions and policies through our ownership, and we reflect the noncontrolling interest as a separate element of equity on our condensed consolidated balance sheet.

Certain significant risks and uncertainties - BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition.  Such factors include but are not limited to, the following: the results of clinical trials of BioTime’s pharmaceutical products and medical devices; BioTime’s ability to obtain FDA and foreign regulatory approval to market its pharmaceutical and medical device products; BioTime’s ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for BioTime products; BioTime’s ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime’s products; and the availability of reimbursement for the cost of BioTime’s pharmaceutical products and medical devices (and related treatment) from government health administration authorities, private health coverage insurers, and other organizations.

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

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the consolidated balance sheet.  Total trade receivables amounted to $150,000 and $353,000 and grants receivable amounted to $350,000 and $630,000 as of March 31, 2012 and December 31, 2011, respectively.  Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts in the amount of $100,000 as of March 31, 2012 and December 31, 2011.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience.  An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Equipment – Equipment is stated at cost.  Equipment is being depreciated using the straight-line method over a period of 36 to 84 months. See Note 3.

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

Foreign currency translation gain/(loss) and Comprehensive loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet.  For the three months ended March 31, 2012 and 2011, comprehensive loss includes gain and loss of $124,089 and $670,005, respectively which is entirely from foreign currency translation.  For the three months ended March 31, 2012 and 2011, foreign currency transaction loss amounted to $95,799 and $80,492, respectively.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.    The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of March 31, 2012 and December 31, 2011.  Management is currently unaware of any tax issues under review.

Stock-based compensation – BioTime adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values.  In March 2005, the SEC issued additional guidelines which provide supplemental implementation guidance for valuation of share-based payments.  BioTime has applied the provisions of this guidance in such valuations as well.  Consistent with those guidelines, BioTime utilizes the Black-Scholes Merton option pricing model.  BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.  Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.  In management's opinion, the existing valuation models, including Black-Scholes Merton, may not provide an accurate measure of the fair value of BioTime's employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

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

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime, Inc. by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the three months ended March 31, 2012 and 2011 excludes any effect from 3,438,594 options and 636,613 warrants, and 3,173,273 options and 649,513warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

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

2. Inventory

At March 31, 2012, BioTime, held $40,916 of inventory of finished products on-site at its corporate headquarters in Alameda, California.  At that same date $13,950 of inventory of finished products was held by a third party on consignment.  At December 31, 2011, BioTime held $37,096 of inventory of finished products at its corporate headquarters and $14,078 of inventory of finished products was held by a third party on consignment.

3. Equipment

At March 31, 2012 and December 31, 2011, equipment, furniture and fixtures were comprised of the following:

	March 31, 2012 (unaudited)	December 31, 2011
Equipment, furniture and fixtures	$2,013,147	$1,900,090
Accumulated depreciation	(627,831)	(552,311)
Equipment, net	$1,385,316	$1,347,779

Depreciation expense amounted to $88,692 and $65,244 for the three months ended March 31, 2012 and 2011, respectively.  The difference between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $75,520 per the condensed consolidated balance sheet is partially attributed to the write off of $21,148 of fully depreciated assets offset by foreign currency rates.

4. Intangible assets

At March 31, 2012 and December 31, 2011, intangible assets and intangible assets net of amortization were comprised of the following:

	March 31, 2012 (unaudited)	December 31, 2011
Intangible assets	$21,429,488	$21,429,488
Accumulated amortization	(3,345,709)	(2,809,972)
Intangible assets, net	$18,083,779	$18,619,516

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis.  BioTime recognized $535,737 and $456,152 in amortization expense of intangible assets during the three months ended March 31, 2012 and 2011, respectively.

5. Accounts Payable and Accrued Liabilities

At March 31, 2012 and December 31, 2011, accounts payable and accrued liabilities consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011
Accounts payable	$602,464	$1,118,112
Accrued bonuses	-	583,620
Other accrued liabilities	899,743	979,379
	$1,502,207	$2,681,111

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

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.  BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents.  In addition, BioTime pays WARF $25,000 annually as a license maintenance fee.    The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.

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

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte Therapeutics paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later. The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.  This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.

Through BioTime’s acquisition of the assets of Cell Targeting, Inc. during March 2011, BioTime acquired a royalty-bearing, exclusive, worldwide license from the Sanford-Burnham Medical Research Institute (“SBMRI”) to use certain patents pertaining to homing peptides for preclinical research investigations of cell therapy treatments, and to enhance cell therapy products for the treatment and prevention of disease and injury in conjunction with BioTime’s own proprietary technology or that of a third party.  BioTime assigned the SBMRI license to OncoCyte during July 2011.  OncoCyte will pay SBMRI a royalty of 4% on the sale of pharmaceutical products, and 10% on the sale of any research-use products that OncoCyte develops using or incorporating the licensed technology; and 20% of any payments OncoCyte receives for sublicensing the patents to third parties.  The royalties payable to SBMRI may be reduced by 50% if royalties or other fees must be paid to third parties in connection with the sale of any products.  An annual license maintenance fee is payable each year during the term of the license, and after commercial sales of royalty bearing products commence, the annual fee will be credited towards OncoCyte's royalty payment obligations for the applicable year.  OncoCyte will reimburse SBMRI for 25% of the costs incurred in filing, prosecuting, and maintaining patent protection, subject to OncoCyte’s approval of the costs.  OncoCyte incurred no royalty expenses during the year.  See Note 8.

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

BioTime acquired a license from the University of Utah to use certain patents in the production and sale of certain hydrogel products.  Under the License Agreement, BioTime will pay a 3% royalty on sales of products and services performed that utilize the licensed patents.  Commencing in 2013, BioTime will be obligated to pay minimum royalties to the extent that actual royalties on products sales and services utilizing the patents are less than the minimum royalty amount.  The minimum royalty amounts are $15,000 in 2013, $22,500 in 2014, and $30,000 each year thereafter during the term of the License Agreement.  BioTime shall also pay the University of Utah 30% of any sublicense fees or royalties received under any sublicense of the licensed patents.  See Note 9.

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

In December, 2011, BioTime entered into two agreements with USCN Life Science, Inc. (USCN), a Chinese company.  One agreement is a License Option Agreement that grants BioTime the right, but not the obligation, to license from USCN certain technology and any related patents that may issue, and certain hybridoma cell lines for the purpose of deriving new products and technologies for use in diagnostic procedures and in therapeutics for the treatment of disease, as well as for products intended for research use only. The other Agreement BioTime entered into with USCN is an assay kit Supply Agreement under which BioTime will purchase a wide array of assay kits designed for enzyme-linked immunosorbent assay (ELISA) and chemiluminescent immuno assay (CLIA) directed to the stem cell research community and for research use only.

In January 2012, BioTime entered into a License Agreement and a Sponsored Research Agreement with The Wistar Institute in Philadelphia, PA through which it obtained an exclusive license to use technology related to a gene called SP100.  The Wistar Institute will be entitled to receive an initial license fee, annual license maintenance fees, royalties based on the sale of any products BioTime or its subsidiaries may develop and sell using the licensed technology, sublicense fees if it sublicenses the technology to third parties, and a milestone payment upon the attainment of the initial approval of the FDA or other foreign regulatory agency for the marketing of the first product that utilizes the licensed technology.  BioTime also agreed to fund research at The Wistar Institute to advance the technology, and we will receive certain rights to negotiate additional licenses for any technologies invented as a result of the research

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection to certain business acquisitions.  At March 31, 2012, 636,613 warrants to purchase common shares with a weighted average exercise price of $9.12 and a weighted average remaining contractual life of 1.43 years were outstanding.

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

As of March 31, 2012 BioTime has no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 75,000,000 common shares with no par value.  As of March 31, 2012, BioTime had issued and outstanding 50,321,962 common shares.

During the three months ended March 31, 2012, no options or warrants were exercised.

During the three months ended March 31, 2012 and 2011, BioTime recognized stock-based compensation expenses of $473,434 and $433,336, respectively, due to stock options granted to employees and directors.  During the three months ended March 31, 2012 and 2011, BioTime granted 105,000 and 71,593 options, respectively, under its 2002 Stock Option Plan.

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

In January 2012, all Glycosan related activities were transferred to BioTime.  The decision was made to transfer the Glycosan technology back to BioTime based upon the discussion and recommendation of BioTime’s management and Board of Directors.  It is management’s judgment that the Glycosan activities as it relates to an enabling technology and along with BioTime’s agreement with the University of Utah are more appropriately accounted for under BioTime, rather than OrthoCyte which research focuses on developing therapies to treat orthopedic disorders, diseases and injuries.

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

The total purchase price of $3,554,879 is being allocated as indicated:

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

10. Unaudited Pro Forma Interim Financial Information –Three Months Ended March 31, 2012 and 2011

The following unaudited pro forma information gives effect to the acquisition of Cell Targeting and Glycosan as if the acquisition took place on January 1, 2011.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$631,946	$1,067,546

Net loss available to common shareholders	$(4,973,342)	$(3,989,567)

Net loss per common share – basic and diluted	$(0.10)	$(0.08)

11. Subsequent Events

On April 19, 2012 BioTime and its wholly owned subsidiary LifeMap entered into an Agreement and Plan of Merger with XenneX, Inc. (“XenneX”) pursuant to which XenneX agreed to merge with LifeMap.  Through the merger, XenneX stockholders will receive, in the aggregate, approximately 1,362,589 shares of LifeMap common stock, which will represent approximately 13% of the LifeMap common stock outstanding upon the closing of the transaction.  XenneX shareholders will also receive approximately 448,430 BioTime common shares as part of the transaction.  The acquisition is expected to close on or about May 18, 2012.

 Subsequent events – These condensed consolidated financial statements were approved by management and the Board of Directors, and were issued on May 9, 2012.  Subsequent events have been evaluated through that date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three months ended March 31, 2012 and 2011, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011  and related notes included elsewhere in this Quarterly Report on Form 10-Q.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Products made from these “pluripotent” stem cells are being developed by us and our subsidiaries, each of which concentrates on different medical specialties, including: neuroscience, oncology, orthopedics, and blood and vascular diseases. Our commercial strategy is heavily focused on near-term commercial opportunities including our current line of research products such as ACTCellerate™ cell lines and associated ESpan™ culture media, HyStem® hydrogels, human embryonic stem cell lines, and royalties from Hextend®.  Potential near term therapeutic product opportunities include Renevia™ (formerly known as HyStem®-Rx) as a cell delivery device expected to launch in Europe in 2013, and the launch of PanC-Dx™ as a novel blood-based cancer screen, expected by 2014 in Europe.  Our long-term strategic focus is to provide regenerative therapies for age-related degenerative diseases.

“Regenerative medicine” refers to an emerging field of therapeutic product development that may allow all human cell and tissue types to be manufactured on an industrial scale.  This new technology is made possible by the isolation of human embryonic stem (“hES”) cells, and by the development of “induced pluripotent stem (“iPS”) cells” which are created from regular cells of the human body using technology that allows adult cells to be “reprogrammed” into cells with pluripotency like young hES-like cells.  These pluripotent hES and iPS cells have the unique property of being able to branch out into each and every kind of cell in the human body, including the cell types that make up the brain, the blood, the heart, the lungs, the liver, and other tissues.  Unlike adult-derived stem cells that have limited potential to become different cell types, pluripotent stem cells may have vast potential to supply an array of new regenerative therapeutic products, especially those targeting the large and growing markets associated with age-related degenerative disease.  Unlike pharmaceuticals that require a molecular target, therapeutic strategies in regenerative medicine are generally aimed at regenerating affected cells and tissues, and therefore may have broader applicability.  Regenerative medicine represents a revolution in the field of biotechnology with the promise of providing therapies for diseases previously considered incurable.

Our commercial efforts in regenerative medicine include the development and sale of products designed for research applications in the near term as well as products designed for diagnostic and therapeutic applications in the medium and long term.  We offer advanced human stem cell products and technology that can be used by researchers at universities and at companies in the bioscience and biopharmaceutical industries.  We have developed research and clinical grade hES cell lines that we market for both basic research and therapeutic product development.  Our subsidiary, ES Cell International Pte Ltd (“ESI”), has developed six hES cell lines that are among the best characterized and documented cell lines available today.  Developed using current Good Manufacturing Practices (“cGMP”) that facilitate transition into the clinic, these hES cell lines are extensively characterized and five of the six cell lines currently have documented and publicly-available genomic sequences.  The ESI hES cell lines are now included in the Stem Cell Registry of the National Institutes of Health (“NIH”), making them eligible for use in federally funded research, and all are available for purchase through www.biotimeinc.com.  We also market human embryonic progenitor cell (“hEPCs”) developed using ACTCellerate™ technology.  These hEPCs are purified lineages of cells that are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  We expect that hEPCs will simplify the scalable manufacture of highly purified and identified cell types and will possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapies. The ACTCellerate™ cell lines are also available for purchase through www.biotimeinc.com.

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

Our HyStem® hydrogel product line is one of the components in our near-term revenue strategy.  HyStem® is a patented biomaterial that mimics the human extracellular matrix, which is the network of molecules surrounding cells in organs and tissues that is essential to cellular function.  Many tissue engineering and regenerative cell-based therapies will require the delivery of therapeutic cells in a matrix or scaffold to sustain cell survival after transplantation and to maintain proper cellular function.  HyStem® is a unique hydrogel that has been shown to support cellular attachment and proliferation in vivo and is currently being used by researchers at a number of leading medical schools in pre-clinical studies of stem cell therapies to facilitate wound healing, for the treatment of ischemic stroke, brain cancer, vocal fold scarring, and for myocardial infarct repair.  Our HyStem® hydrogels may have other applications when combined with the diverse and scalable cell types our scientists have isolated from hES cells.

Renevia™ (formerly known as HyStem®-Rx) is a clinical grade formulation of HyStem-C®, a biocompatible, implantable hyaluronan and collagen-based matrix for cell delivery in human clinical applications.  As an injectable product, Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells, mesenchymal stem cells, or other adult stem cells.  We will need to obtain approval by the U.S. Food and Drug Administration (“FDA”) and comparable regulatory agencies in foreign countries in order to market Renevia™ as a medical device.  Our goal is to initiate clinical trials in the European Union by late 2012 for CE marking.

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

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ES Cell International Pte. Ltd.	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Diagnosis and treatment of cancer	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis	100%	USA
Cell Cure Neurosciences, Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	53.6%	Israel
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	Blood and vascular diseases including coronary artery disease Endothelial progenitor cells and iPS cell banking	95.15%	USA
BioTime Asia, Limited	Ophthalmologic, skin, musculo-skeletal system, and hematologic diseases for Asian markets. Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Stem cell database(1)	100%	USA
LifeMap Sciences, Ltd.	Stem cell database	100% (2)	Israel

(1)   LifeMap has entered into an Agreement and Plan of Merger to acquire XenneX, Inc. (“XenneX”), a company that holds exclusive licenses to market GeneCards® and PanDaTox, two online databases for research in the fields of biotechnology, pharmaceutical development, and life sciences.  LifeMap has also plans to market a database pertaining to diseases.

(2)    LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

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

Additional Information

HyStem®, Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and Renevia™, ESpan™, and ESpy™ are trademarks of BioTime, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc. PanC-Dx™ is a trademark of OncoCyte Corporation.

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

Six hES cell lines developed under cGMP by our subsidiary ESI are available for purchase from us through www.biotimeinc.com. These hES cell lines are included in the NIH Stem Cell Registry, making them eligible for use in federally funded research, and five of the six cell lines currently have documented and publicly-available genomic sequences.

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

Based on sales of Hextend® that occurred during the first quarter of 2012, we expect to receive royalties of $96,499 from Hospira and we have received $29,938 from CJ during the second quarter of 2012.  Total royalties of $126,437 for the quarter decreased 27% from royalties of $172,520 received during the same period last year.  These royalties will be reflected in our financial statements for the second quarter of 2012.

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

Company	Program	Status
BioTime(1) and ESI	ACTCellerate™ cell lines/growth media/reagent kits for stem cell research GMP hES cell lines
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

Identifying peptide reagents that show specificity for cell surface targets on hEPCs and could thus be used directly as affinity reagents.

BioTime(1) and OrthoCyte (3)	Biocompatible hydrogels that mimic the human extracellular matrix
Demonstrated that those cell lines can be combined with BioTime's Renevia™ matrices to formulate a combination product for treating cartilage deficits.

Developed Extralink®, PEGgel™, and HyStem® hydrogel products for basic laboratory research use

Conducted pre-clinical development of Renevia™ as an implantable cell delivery device

Conducted toxicology studies of Renevia™ in the brains of laboratory mice.  Results show no difference in reactive astrocytes, macrophages/microglia, neuronal number or blood vessel structure between saline controls and Renevia There was no evidence of granulomata or foreign body reaction around either saline or Renevia injection sites.

Two U.S. patents issued on hydrogels

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

Company	Program	Status
OrthoCyte (3)	Cartilage repair using embryonic progenitor cells
Identified several cell lines that displayed molecular markers consistent with the production of definitive human cartilage.

Confirmed chondrogenic potential in joint defects in rat models of osteoarthritis.

ReCyte Therapeutics	Therapeutic products for cardiovascular and blood diseases utilizing its proprietary ReCyte™ iPS technology.
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

LifeMap has entered into an agreement to acquire XenneX through a merger.  XenneX holds exclusive licenses to market GeneCards® and PanDaTox, two online databases for research in the fields of biotechnology, pharmaceutical development, and life sciences.  LifeMap has also plans to market a database, MalaCards, pertaining to diseases.

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

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $4,178,781 and $2,948,861 allocated to our primary research and development projects during the quarters ended March 31, 2012 and 2011, respectively

		Quarter Ended March 31,
Company	Program	2012	2011
BioTime, ReCyte Therapeutics and ESI	ACTCellerate™ hPECs, GMP hES cell lines, and related research products	16.0%	27.8%
BioTime	CIRM sponsored ACTCellerate™ technology	9.4%	16.1%
BioTime and OrthoCyte	Hydrogel products and HyStem research	10.7%	0.5%
OncoCyte	Cancer therapy and diagnosis	20.6%	13.8%
OrthoCyte	Orthopedic therapy	4.0%	7.0%
ReCyte Therapeutics	IPS and vascular therapy	6.5%	5.8%
BioTime	Hextend®	4.6%	3.4%
BioTime Asia	Stem cell products for research	0.8%	2.6%
Cell Cure Neurosciences	OpRegen™, OpRegen-Plus™, and neurological disease therapies	20.6%	23.0%
LifeMap	Stem cell database	6.8%	0.0%

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

Stock-based compensation – We have adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values.  We utilize the Black-Scholes Merton option pricing model.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.  Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.  In management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

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

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, LifeMap, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95.15% of the outstanding shares of common stock as of March 31, 2012; the accounts of OncoCyte, a subsidiary of which we owned approximately 75.3% of the outstanding shares of common stock as of March 31, 2012; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81% of the outstanding shares as of March 31, 2012, and the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 53.6% of the outstanding shares as of March 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Revenues

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend® and pay us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.  For example, royalties on sales made during the fourth quarter of 2011 were not recognized until the first quarter of fiscal year 2012.  Royalty revenues recognized for the first quarter of 2012 were $118,565 from Hospira and $28,431from CJ.  Royalty revenues in the first quarter of 2012 also include amortization of prepaid royalty revenues of $388.  Total royalties of $147,384 for the quarter decreased by $68,587 or 32% from royalties of $215,971 received from Hospira and CJ during the same period last year.

The decrease in royalties is attributable to a decrease in Hextend® sales in the U.S., which was slightly offset by an increase in sales in the Republic of Korea.  The decrease in royalties received from Hospira based on sales during the previous quarter is generally due to the rapid decline in the price of hetastarch-based products in the market.  The blood volume expander marketing is shrinking overall and hospitals have shifted their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  Hospira has implemented further price reductions for Hextend® during 2012 in an attempt to maintain market share.

We recognized as revenue $36,468 and $65,661 of license fees from CJ and Summit during the three months ended March 31, 2012 and 2011, respectively. The license fees were received from CJ during April 2003 and July 2004, and from Summit during December 2004 and April and October of 2005, but full recognition of the license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Note 1 to the Condensed Consolidated Interim Financial Statements.  License fees for the three months ended March 31, 2011 also includes $38,938 earned through ESI.

We recognized revenue of $392,665 from our research grant from CIRM during the three months ended March 31, 2012 and in the same period last year.  Grant revenues for the three months ended March 31, 2012 also includes $8,144 recognized through Cell Cure Neurosciences.  Grant revenues for the three months ended March 31, 2011 also includes $18,315 and $4,631 recognized through OrthoCyte and OncoCyte.

Operating Expenses

Research and development expenses increased to $4,178,781 for the three months ended March 31, 2012, from $2,948,861for the three months ended March 31, 2011.  As of March 31, 2012 and 2011, research and development expenses also included $1,209,849 and $1,105,064, respectively, of research and development expenses incurred by ESI and Cell Cure Neurosciences, of which $385,454 and $405,648, respectively, is derived from the amortization of patent technology related to our acquisition of those subsidiaries in May and October 2010, respectively.  Aside from these expenses, the increase in research and development expenses during 2012 is primarily attributable to an increase of $507,708 in employee compensation and related costs allocated to research and development expenses, an increase of $192,514 in HyStem® program related research expenses, an increase of $71,962 in scientific consulting fees, an increase of $79,878 in patent related legal fees, an increase of $60,402 in rent allocated to research and development expenses, and an increase of $64,890 in expenditures made to cover laboratory expenses and supplies.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2012 and 2011.

		Quarter Ended March 31,
Company	Program	2012	2011
BioTime and ESI	ACTCellerate hEPCs, GMP hES cell lines, and related research products	$672,305	$818,952
BioTime	CIRM sponsored ACTCellerate technology	$391,717	$474,756
BioTime and OrthoCyte(1)	Hydrogel products and HyStem® research	$446,035	$13,476
OncoCyte	Cancer therapy and diagnostics	$861,750	$406,359
OrthoCyte	Orthopedic therapy	$166,898	$206,984
ReCyte Therapeutics	IPS and vascular therapy	$269,949	$170,455
BioTime	HyStem®	$192,191	$100,666
BioTime Asia	Stem cell products for research	$33,982	$76,355
Cell Cure Neurosciences	OpRegen™, OpRegen-Plus™, and neurological disease therapies	$859,623	$680,858
LifeMap	Stem cell database	$284,331	$-

(1) OrthoCyte transferred its HyStem® product line and related research to BioTime during January 2012.

General and administrative expenses increased to $2,368,705 for the quarter ended March 31, 2012 from $1,901,655 for the three months ended March 31, 2011.  As of March 31, 2012 and 2011, general and administrative expenses also included $205,169 and $115,996, respectively, of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively.  The increase is further attributable to an increase of $241,020 in employee compensation, bonuses and related costs allocated to general and administrative expenses, an increase of $93,944 general consulting fees, an increase of $40,660 in marketing and advertising fees, and an increase of $58,523 in travel, lodging and entertainment expenses allocated to general and administrative expenses.  These increases are in part offset by a decrease of $69,221 in general outside services.  General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

Interest and Other Income (Expense)

For the three months ended March 31, 2012, we earned $8,410 of interest income net of $112 of interest expense, compared to interest income of $13,286 net of $96 of interest expense for the three months ended March 31, 2011.

Other expenses for the three months ended March 31, 2012 includes reversal of $204,934 in revenues recognized by ESI.  The $204,934 represents US $200,000 that was recognized as revenues in 2011 upon the shipment of cell lines in accordance with an agreement between ESI and a customer.  The difference of $4,934 is attributed to foreign currency rates.  The revenue for the cell lines shipped to the customer was reversed pending the final completion of audits and acceptance of vials by the customer which was incorrectly assumed to have occurred in December 2011.

Income Taxes

During the three months ended March 31, 2012 and 2011, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At March 31, 2012, we had $16,487,906 of cash and cash equivalents on hand.  We will depend upon revenue from the sale of our research products, royalties from the sale of Hextend by Hospira and CJ, and research grants from CIRM and other providers as our principal sources of revenues for the near future.

Because our revenues from product sales and royalties are not presently sufficient to cover our operating expenses, we may need to obtain additional equity capital or debt in order to finance our operations.  The future availability and terms of equity or debt financing are uncertain. We presently have issued and outstanding 636,613 common share purchase warrants, of which 556,613 are exercisable at a price of $10.00 per share, and 80,000 at $3.00 per share.  These warrants expire on various dates ranging from September 2012 to May 2014.  None of the warrants are publicly traded.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the three months ended March 31, 2012, we received $590,494 of cash in our operations.  Our sources of that cash were $118,565 of royalty revenues from Hospira, $28,449 of royalty revenues from CJ, a $392,665 research grant payment from CIRM, and a $50,815 payment from the sale of research products.

Cash used in operations

During the three months ended March 31, 2012, our total research and development expenditures were $4,178,781, and our general and administrative expenditures were $2,368,705.  Net loss attributable to BioTime for the three months ended March 31, 2012, amounted to $4,973,342.  Net cash used in operating activities during the quarter amounted to $5,716,934.  The difference between the net loss and net cash used in operating activities during the quarter was primarily attributable to non-cash expenses and accrued revenues, including $316,058 in stock-based compensation paid to employees and consultants, $157,376 in options issued as independent director compensation, amortization of $535,737 in intangible assets, $194,062 amortization of deferred consulting fees, $27,500 amortization of deferred license fees, $88,692 in depreciation expense, $116,290 in prepaid expenses and other current assets, and $204,934 in reduction in receivables from the reversal of revenues.  This overall difference was offset to some extent by amortization of $38,691 in deferred license and royalty revenues, $1,074,946 in accounts payable and accrued liabilities, and net loss of $1,260,995 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the three months ended March 31, 2012, $117,129 was used for investing activities.  The primary component of cash expended was $116,603 used in the purchase of equipment.

Cash generated by financing activities

           During the three months ended March 31, 2012, there were no financing activities.

Contractual obligations

We had no fixed, non-cancelable contractual obligations as of March 30, 2012, with the exception of office and laboratory facility operating leases.   The lease of our office and laboratory in Alameda, California expires on February 29, 2016.  We have an option to extend the lease for one additional term of five years, with the rent to be determined at the time of the extension based on the prevailing market rate for comparable facilities. Base monthly rent under our current Alameda facility lease is $28,947 per month and will increase by three percent each year.  In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

ESI’s lease of office space in Singapore expires on January 12, 2013.  Base monthly rent under that lease is S$2,952 (Singapore dollars).  ESI’s Singapore lease of lab space expires on October 31, 2012.  Base monthly rent under the Singapore laboratory lease is S$8,700 (Singapore dollars).  In addition to base rent, ESI pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

LifeMap’s lease of office space in Tel Aviv, Israel expired on April 30, 2012.  Base monthly rent under that lease was ILS 15,000 per month.  The lease was renewed with additional space effective June 1, 2012 through May 31, 2015.  Base monthly rent under the lease will be ILS 20,720 per month.  The original lease was extended through May 31 as the new space was not ready on May 1.  In addition to base rent, LifeMap pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

Cell Cure Neurosciences' lease of office and laboratory space in Israel expires on June 1, 2014.  Base monthly rent for that facility is approximately $9,600.  In addition to base rent, Cell Cure Neurosciences pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries.  We do not engage in foreign currency hedging activities.  Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of March 31, 2012, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the three months ended March 31, 2012 and for the fiscal years ended December 31, 2011, 2010 and 2009 were $4,849,253, $17,535,587, $10,287,280, and $5,144,499, respectively, and we had an accumulated deficit of $85,443,351 as of March 31, 2012, and $80,470,009, $63,954,509, and $52,769,891, as of December 31, 2011, 2010, and 2009, respectively.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  More recently, we have financed a portion of our operations with research grants.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

●	We are attempting to develop new medical products and technologies.

●
Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studiesin vitro or in animals.  These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

●
The experimentation we are doing is costly, time consuming, and uncertain as to its results.  We incurred research and development expenses amounting to $4,178,781 during the three months ended March 31, 2012, and $13,699,691, $8,191,314, and $3,181,729 during the fiscal years ended December 31, 2011, 2010, and 2009, respectively.

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

We plan to invest in the development of a stem cell data base but there is no assurance that the data base, if successfully completed, can be profitably commercialized

In April 2011, we formed a new subsidiary, LifeMap Sciences, to advance the development and commercialization of our embryonic stem cell database.  We have invested approximately $1,166,000 in LifeMap Sciences and we plan to invest approximately $333,000 more during May 2012.  Our plan is to make the database available for use by stem cell researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis, but there is no assurance that the data base will be successfully completed or that LifeMap will be able to generate sufficient paid subscriptions for use of the data base to allow us to recover our investment or earn a profit.  LifeMap also plans to acquire the rights to market two online research databases through its planned merger with Xennex, and it also plans to market another online research database, MalaCards, pertaining to diseases.  There is no assurance that the marketing of those additional databases will permit LifeMap to operate at a profit.

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

●
At March 31, 2012, we had $16,487,906 of cash and cash equivalents on hand.  There can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology.  Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

●	We may have to postpone some laboratory research and development work unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

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

●
Government-imposed restrictions on the use of embryos or hES cells in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products.  During March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s Executive Order, the National Institutes of Health (“NIH”) has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research.  The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors.  The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.  A lawsuit, Sherley v. Sebelius, is now pending, challenging the legality of the new NIH guidelines. In that litigation, a United States District Court issued a temporary injunction against the implementation of the new NIH guidelines, but the District Court’s ruling was vacated by the United States Court of Appeals.  The plaintiffs in the case have filed an appeal, and the ultimate resolution of that lawsuit could determine whether the federal government may fund research using hES cells, unless new legislation is passed expressly permitting or prohibiting such funding.

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

●
The recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., will need to be considered in determining whether certain diagnostic methods can be patented, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage.  Our subsidiary OncoCyte is developing PanC-Dx™ as a cancer diagnostic test, based on the presence of certain genetic markers for a variety of cancers.  Because PanC-Dx™ combines an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for OncoCyte’s new product.  However, like other developers of diagnostic products, we are evaluating this new Supreme Court decision and are waiting to see if the United States Patent and Trademark Office will issue any new guidelines for the patenting of products that test for biological substances.

The process of applying for and obtaining patents can be expensive and slow

●	The preparation and filing of patent applications, and the maintenance of patents that are issued, may require substantial time and money.

●
A patent interference proceeding may be instituted with the United States Patent and Trademark Office (“U.S. PTO”) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the PTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the PTO’s decision is subject to appeal.  This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.

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

Our patents may not protect our products from competition

We or our subsidiaries have patents in the United States, Canada, the European Union countries, Australia, Israel, Russia, South Africa, South Korea, Japan, Hong Kong, and Singapore, and have filed patent applications in other foreign countries for our plasma volume expander, stem cell products, HyStem® and other hydrogels, certain genes related to the development of cancer, and other technologies.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares.  As of March 31, 2012, there were 50,321,962 common shares outstanding, 3,438,594 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 636,613 shares reserved for issuance upon the exercise of common share purchase warrants.  No preferred shares are presently outstanding.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement, dated March 21, 2011 (4)

10.1
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

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

(4)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2011

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 9, 2012	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 9, 2012	/s/ Peter S. Garcia
Peter S. Garcia
Chief Financial Officer

Exhibit
Numbers	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement, dated March 21, 2011 (4)

10.1
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

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

(4)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2011

*	Filed herewith