Form 10-Q
period 2012-06-30
BIOTIME INC
filed 2012-08-09
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,868,932 common shares, no par value, as of August 7, 2012.

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

Item 1.	Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,659,843	$22,211,897
Inventory	55,018	51,174
Prepaid expenses and other current assets	1,891,383	2,692,303
Total current assets	14,606,244	24,955,374

Equipment, net	1,298,638	1,347,779
Deferred license and consulting fees	756,510	843,944
Deposits	67,395	63,082
Intangible assets, net	21,652,621	18,619,516
TOTAL ASSETS	$38,381,408	$45,829,695

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,485,992	$2,681,111
Deferred grant income	—	261,777
Deferred license revenue, current portion	476,217	203,767
Total current liabilities	2,962,209	3,146,655

LONG-TERM LIABILITIES
Deferred license revenue, net of current portion	826,614	899,551
Deferred rent, net of current portion	61,324	66,688
Other long term liabilities	236,881	258,620
Total long-term liabilities	1,124,819	1,224,859

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued
Common shares, no par value, authorized 75,000,000 shares; 50,790,391 issued, and 49,504,217 outstanding at June 30, 2012 and 50,321,962 issued, and 49,035,788 outstanding at December 31, 2011	120,163,339	115,144,787
Contributed capital	93,972	93,972
Accumulated other comprehensive income	(181,607)	(122,749)
Accumulated deficit	(90,899,131)	(80,470,009)
Treasury stock at cost: 1,286,174 shares at June 30, 2012 and at December 31, 2011	(6,000,000)	(6,000,000)
Total shareholders' equity	23,176,573	28,646,001
Non-controlling interest	11,117,807	12,812,180
Total equity	34,294,380	41,458,181
TOTAL LIABILITIES AND EQUITY	$38,381,408	$45,829,695

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES:
License fees	$175,419	$41,361	$211,887	$146,546
Royalties from product sales	126,455	177,244	273,857	393,230
Grant income	672,537	442,244	1,074,771	857,855
Sale of research products	59,253	119,520	127,037	208,607
Total revenues	1,033,664	780,369	1,687,552	1,606,238

Cost of sales	(83,918)	(24,816)	(105,497)	(24,831)

Total revenues, net	949,746	755,553	1,582,055	1,581,407

EXPENSES:
Research and development	(4,615,436)	(3,333,689)	(8,773,302)	(6,284,816)
General and administrative	(2,413,641)	(2,402,858)	(4,802,337)	(4,303,050)
Total expenses	(7,029,077)	(5,736,547)	(13,575,639)	(10,587,866)

Loss from operations	(6,079,331)	(4,980,994)	(11,993,584)	(9,006,459)
OTHER INCOME/(EXPENSES):
Interest income, net	3,355	5,124	11,636	11,851
Other income/(expense), net	85,260	(24,446)	(240,005)	50,007
Loss on sale of fixed assets	(3,546)	—	(3,546)	—
Total other income/(expense), net	85,069	(19,322)	(231,915)	61,858
NET LOSS	(5,994,262)	(5,000,316)	(12,225,499)	(8,944,601)
Less: Net loss attributable to the noncontrolling interest	537,040	722,388	1,796,378	1,302,379

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(5,457,222)	$(4,277,928)	$(10,429,121)	$(7,642,222)

Foreign currency translation loss	(182,947)	(928,536)	(58,859)	(1,598,542)

COMPREHENSIVE NET LOSS	$(5,640,169)	$(5,206,464)	$(10,487,980)	$(9,240,764)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.09)	$(0.21)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	50,548,582	48,835,672	50,435,272	48,572,550

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(10,429,121)	$(7,642,222)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	183,981	128,215
Amortization of intangible asset	1,123,431	1,041,520
Amortization of deferred license and royalty revenues	(62,781)	(102,129)
Amortization of deferred consulting fees	388,124	388,124
Amortization of deferred license fees	87,434	54,750
Amortization of deferred rent	(5,427)	32,403
Amortization of deferred grant income	(261,777)	—
Stock-based compensation	614,505	560,082
Options: issued as independent director compensation	314,752	286,191
Reduction in receivables from the reversal of revenues	205,004	—
Write off of security deposit	(3,570)	—
Write off of expired inventory	—	1,510
Loss on sale/write off of equipment	3,546	—
Net loss allocable to noncontrolling interest	(1,796,378)	(1,302,379)
Changes in operating assets and liabilities:
Accounts receivable, net	(143,044)	(121,922)
Grant receivable	—	261,777
Inventory	(3,844)	25,425
Prepaid expenses and other current assets	497,503	127,621
Accounts payable and accrued liabilities	(373,555)	139,334
Other long-term liabilities	(13,462)	(32,795)
Deferred revenues	—	(22,873)
Deferred grant income	—	24,462
Net cash used in operating activities	(9,674,679)	(6,152,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(153,490)	(537,959)
Payment of license fee	—	(1,500)
Cash paid, net of cash acquired for assets	—	(246,850)
Cash acquired in connection with mergers	292,387	5,908
Proceeds for the sale of equipment	4,500	—
Security deposit (paid)/received	(526)	248
Net cash provided by (used in) investing activities	142,871	(780,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	14,800	80,553
Proceeds from the exercise of stock options from directors	—	112,328
Proceeds from the exercise of stock options from outside consultant	—	4,700
Proceeds from the exercise of warrants	—	416,300
Proceeds from the sale of common shares of subsidiary	—	213,500
Net cash provided by financing activities	14,800	827,381

Effect of exchange rate changes on cash and cash equivalents	(35,046)	162,695

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(9,552,054)	(5,942,983)
Cash and cash equivalents at beginning of period	22,211,897	33,324,924
Cash and cash equivalents at end of period	$12,659,843	$27,381,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$255	$880
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued in connection with the purchase of assets	$—	$2,300,000
Common shares issued as part of merger	$1,802,684	$2,600,000
Common shares issued as part of acquisition	$—	$—
Warrants issued as part of merger	$—	$954,879

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General– BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications.  BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.  BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries.  OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose and treat cancer.  ES Cell International Pte. Ltd. (“ESI”), a Singapore private limited company, develops and sells hES products for research use.  BioTime Asia, Limited (“BioTime Asia”), a Hong Kong company, sells products for research use and may develop therapies to treat cancer, neurological, and orthopedic diseases.  OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries.  ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat vascular and blood diseases and disorders.  Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  LifeMap Sciences, Inc. (“LifeMap”) markets GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.  LifeMap will also market BioTime research products and PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap plans to commence research into the identification and development of novel cell lines for therapeutic products, including research on ACTCellerate™ human embryonic progenitor cell lines (“hEPC lines”) using the LifeMap proprietary discovery platform, with the goal of identifying those hEPC lines that have greatest potential for use in the development of cell-based therapies for degenerative diseases.

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

BioTime’s operating revenues have been derived primarily from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®.  BioTime began to make its first stem cell research products available during 2008, but has not yet generated significant revenues from the sale of those products.  BioTime’s ability to generate substantial operating revenue in the near term depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012 and is paid in quarterly installments.  BioTime received $392,665 and $785,330 during the three and six months ended June 30, 2012 and in 2011.  Grant revenues for the three and six months ended June 30, 2012 also include $236,680 and $246,249 received by Cell Cure Neurosciences.

The unaudited condensed consolidated interim balance sheet as of June 30, 2012, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011, and the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 have been made.  The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s annual audited financial statements as of that date.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results anticipated for the full year of 2012.

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

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	95.15%	USA
OncoCyte Corporation	75.3%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte. Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences Ltd.	53.6%	Israel
LifeMap Sciences, Inc.	86.3%	USA
LifeMap Sciences, Ltd.	(1)	Israel

(1) LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

All material intercompany accounts and transactions have been eliminated in consolidation.  As of June 30, 2012 and as of December 31, 2011, we consolidated ReCyte Therapeutics, OncoCyte, BioTime Asia, Cell Cure Neurosciences, LifeMap Sciences, Inc., and LifeMap Sciences, Ltd. as we have the ability to control their operating and financial decisions and policies through our ownership, and we reflect the noncontrolling interest as a separate element of equity on our condensed consolidated balance sheet.

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

Revenue recognition – BioTime complies with SEC Staff Accounting Bulletin guidance on revenue recognition.  Royalty revenues consist of product royalty payments.  License fee revenues consist of fees under license agreements and are recognized when earned and reasonably estimable and also include subscription and advertising revenue from our online databases based upon respective subscription or advertising periods.  BioTime recognizes revenue in the quarter in which the royalty reports are received, rather than the quarter in which the sales took place.  When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured.  When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured. Grant income and the sale of research products are recognized as revenue when earned.  Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the consolidated balance sheet.  Total trade receivables amounted to $574,000 and $353,000 and grants receivable amounted to $120,000 and $630,000 as of June 30, 2012 and December 31, 2011, respectively.  Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts in the amount of $100,000 as of June 30, 2012 and December 31, 2011.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience.  An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Equipment – Equipment is stated at cost.  Equipment is being depreciated using the straight-line method over a period of 36 to 120 months.  See Note 3.

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

Cost of Sales – BioTime accounts for the cost of research products acquired for sale and any royalties paid as a result of any revenues in accordance with the terms of the respective licensing agreements as cost of sales on the consolidated statement of operations.

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

Foreign currency translation gain/(loss) and Comprehensive loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet.  For the six months ended June 30, 2012 and 2011, comprehensive loss includes loss of $58,859 and $1,598,542, respectively which is entirely from foreign currency translation.  For the six months ended June 30, 2012 and 2011, foreign currency transaction gain and loss amounted to $5,308 and $163,364, respectively.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of June 30, 2012 and December 31, 2011.  Management is currently unaware of any tax issues under review.

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

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime, Inc. by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the three and six months ended June 30, 2012 and 2011 excludes any effect from 3,433,802 options and 636,613 warrants, and 3,130,480 options and 639,513 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income, (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, BioTime must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 does not have a material impact on its consolidated results of operation and financial condition.

2. Inventory

At June 30, 2012, BioTime, held $41,068 of inventory of finished products on-site at its corporate headquarters in Alameda, California.  At that same date $13,950 of inventory of finished products was held by a third party on consignment.  At December 31, 2011, BioTime held $37,096 of inventory of finished products at its corporate headquarters and $14,078 of inventory of finished products was held by a third party on consignment.

3. Equipment

At June 30, 2012 and December 31, 2011, equipment, furniture and fixtures were comprised of the following:

	June 30, 2012 (unaudited)	December 31, 2011
Equipment, furniture and fixtures	$2,008,189	$1,900,090
Accumulated depreciation	(709,551)	(552,311)
Equipment, net	$1,298,638	$1,347,779

Depreciation expense amounted to $183,981 and $ 128,215 for the six months ended June 30, 2012 and 2011, respectively.  The difference between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $157,240 per the condensed consolidated balance sheet is partially attributed to the write off of $20,906 of fully depreciated assets offset by foreign currency rates.

4. Intangible assets

At June 30, 2012 and December 31, 2011, intangible assets and intangible assets net of amortization were comprised of the following:

	June 30, 2012 (unaudited)	December 31, 2011
Intangible assets	$25,586,024	$21,429,488
Accumulated amortization	(3,933,403)	(2,809,972)
Intangible assets, net	$21,652,621	$18,619,516

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis.  BioTime recognized $1,123,431 and $1,041,520 in amortization expense of intangible assets during the six months ended June 30, 2012 and 2011, respectively.

5. Accounts Payable and Accrued Liabilities

At June 30, 2012 and December 31, 2011, accounts payable and accrued liabilities consisted of the following:

	June 30, 2012 (unaudited)	December 31, 2011
Accounts payable	$890,875	$1,118,112
Accrued bonuses	—	583,620
Other accrued liabilities	1,595,117	979,379
	$2,485,992	$2,681,111

The increase in other accrued liabilities is largely attributed to higher accrual of $286,000 for estimated expenses incurred but not yet billed as of June 30, 2012 compared to December 31, 2011 and further attributed to $280,000 distributable to former XenneX, Inc. shareholders assumed as part of the merger of XenneX into LifeMap during May 2012.

6. Royalty Obligation and Deferred License Fees

BioTime amortizes deferred license fees over the estimated useful lives of the licensed technologies or licensed research products.  BioTime is applying a 10 year estimated useful life to the technologies and products that it is currently licensing.  The estimation of the useful life of any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life of a new product cannot be known with certainty at the time that the right to use the technology or product is acquired.  BioTime will review its amortization schedules for impairments that might occur earlier than the original expected useful lives.

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.  BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents.  In addition, BioTime pays WARF $25,000 annually as a license maintenance fee.    The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011.

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

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte Therapeutics paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later. The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011.

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.  This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011.

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

During May 2012, LifeMap acquired exclusive, world-wide rights to market the searchable, integrated, databases GeneCards,® PanDaTox, and MalaCards under licenses from Yeda Research and Development Company Ltd (“Yeda”), the Technology Transfer Company of the Weizmann Institute of Science in Israel.  LifeMap will pay Yeda a portion of the gross revenues received from subscriptions to use the licensed databases and from advertising on the databases, which will be allocated between Yeda as royalties and the Weismann Institute of Sciences as payments for research and development services.

Cell Cure Neurosciences has received research and development grants from the Office of the Chief Scientist (“OCS”) of Israel.  Under the terms of those grants, Cell Cure Neurosciences will pay royalties to the OCS on revenues received from products developed with grant funds, until the total royalties paid total the amount of the grants plus interest at a LIBOR-based interest rate.  The applicable royalty rate is 3.5%.

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection to certain business acquisitions.  At June 30, 2012, 636,613 warrants to purchase common shares with a weighted average exercise price of $9.12 and a weighted average remaining contractual life of 1.19 years were outstanding.

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

As of June 30, 2012 BioTime has no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 75,000,000 common shares with no par value.  As of June 30, 2012, BioTime had issued and outstanding 50,790,391 common shares.

During the three and six months ended June 30, 2012, no options or warrants were exercised.

During the six months ended June 30, 2012 and 2011, BioTime recognized stock-based compensation expenses of $929,257 and $846,273, respectively, due to stock options granted to employees and directors.  During the six months ended June 30, 2012 and 2011, BioTime granted 130,000 and 96,593 options, respectively, under its 2002 Stock Option Plan.

8. Merger with XenneX, Inc.

On May 18, 2012, BioTime completed the acquisition of XenneX, Inc. (“XenneX”) through a merger of XenneX into LifeMap.  Through the merger, XenneX stockholders received, in the aggregate, 1,362,589 shares of LifeMap common stock, which represented approximately 13.7% of the LifeMap common stock outstanding upon the closing of the transaction.  XenneX shareholders also received approximately 448,429 BioTime common shares as part of the transaction.  Through the merger, LifeMap acquired all of XenneX's assets, including cash, accounts receivables, prepaid assets, licenses, and assumed XenneX’s obligations, which at May 18, 2012 totaled approximately $572,826 and primarily consisted of trade payables, deferred subscription revenues, and distributions due to former XenneX shareholders.

The merger is being accounted for under the acquisition method of accounting.  In accordance with ASC 805, the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 18, 2012.  BioTime amortizes intangibles over their useful lives, which BioTime estimates to be 10 years.  In accordance with ASC 805, BioTime does not amortize goodwill.  The purchase price was allocated using the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The total purchase price of $4,187,215 is being allocated as indicated:

Components of the purchase price:
BioTime common shares	$1,802,684
LifeMap common shares	2,384,531
Total purchase price	$4,187,215

Preliminary allocation of purchase price:
Assets acquired and liabilities assumed:
Cash	$292,387
Other current assets	311,118
Intangible assets	4,156,536
Current liabilities	(294,572)
Cash distributable to sellers	(278,254)
Net assets acquired	$4,187,215

The fair value of the BioTime shares issued was $4.02, the closing price as reported on the NYSE Amex on May 18, 2012, the date the merger was finalized.  The fair value of the LifeMap shares issued was $1.75 as determined by negotiation between BioTime, LifeMap and XenneX and its stockholders and is consistent with an internal valuation analysis completed by BioTime.

9. Unaudited Pro Forma Interim Financial Information – Six Months Ended June 30, 2012 and 2011

The following unaudited pro forma information gives effect to the acquisition of Cell Targeting Inc., Glycosan BioSystems, Inc. (which occurred in 2011), and XenneX as if the acquisition took place on January 1, 2011.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$1,873,701	$1,940,881

Net loss available to common shareholders	$(10,326,605)	$(7,575,267)

Net loss per common share – basic and diluted	$(0.20)	$(0.16)

10. Subsequent Events

Subsequent events – These condensed consolidated financial statements were approved by management and the Board of Directors, and were issued on August 7, 2012.  Subsequent events have been evaluated through that date.

On July 24, 2012, LifeMap entered into a Share Exchange and Contribution Agreement (the “LifeMap Agreement”) with Alfred D. Kingsley and a company that he controls, Greenway Partners, L.P., pursuant to which Mr. Kingsley and Greenway agreed to contribute to LifeMap, in the aggregate, BioTime common shares having an aggregate value of not less than $2,000,000 and not more than $3,000,000, determined as provided in the LifeMap Agreement, in exchange for shares of LifeMap common stock at an initial price of $1.75 per LifeMap share.

Under the LifeMap Agreement, Mr. Kingsley and Greenway contributed 420,000 BioTime shares to LifeMap and received in exchange 1,143,864 shares of LifeMap common stock.  The number of shares of LifeMap common stock issued in exchange for the BioTime shares was determined by multiplying the number of BioTime shares contributed by $4.7661, the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from July 1, 2012 through July 31, 2012, and dividing that amount by $1.75, which was the Exchange Price per share of LifeMap common stock.  The Exchange Price per share of LifeMap common stock may be reduced, and additional shares of LifeMap common stock may be issued in exchange for the BioTime shares received by LifeMap, if LifeMap sells shares of its common stock or other securities exercisable or exchangeable for, or convertible into, its common stock for a price per share of common stock lower than $1.75, other than pursuant to options granted under LifeMap’s stock option plan, on or before December 31, 2012.

      Mr. Kingsley and Greenway may contribute additional BioTime Shares to LifeMap so that the total number of BioTime shares so contributed will have a total value of not more than $3,000,000.  Any additional BioTime Shares so contributed will be valued as of September 30, 2012 at the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from August 1, 2012 through September 30, 2012.

Our ownership interest in LifeMap will be reduced from 86.3% to a range of approximately 77.4% to 73.6% as a result of the exchange of BioTime shares for LifeMap common stock by Mr. Kingsley and Greenway, assuming that LifeMap does not issue any additional shares of its common stock.

We plan to register the BioTime Shares received by LifeMap for resale under the Securities Act of 1933, as amended, and LifeMap may then sell some or all of those BioTime Shares from time to time to finance its operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011  and related notes included elsewhere in this Quarterly Report on Form 10-Q.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Products made from these “pluripotent” stem cells are being developed by us and our subsidiaries, each of which concentrates on different medical specialties, including: neuroscience, oncology, orthopedics, and blood and vascular diseases. Our commercial strategy is heavily focused on near-term commercial opportunities including our current line of research products such as the online database products marketed by our subsidiary LifeMap Sciences, Inc., ACTCellerate™ cell lines and associated ESpan™ culture media, HyStem® hydrogels, human embryonic stem cell lines, and royalties from Hextend®.  Potential near term therapeutic product opportunities include Renevia™ (formerly known as HyStem®-Rx) as a cell delivery device expected to launch in Europe in 2013, and the launch of PanC-Dx™ as a novel blood-based cancer screen, expected by 2014 in Europe.  Our long-term strategic focus is to provide regenerative therapies for age-related degenerative diseases.

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

Our subsidiary LifeMap Sciences, Inc. (“LifeMap”) markets GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.  LifeMap will also market PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.

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

Renevia™ (formerly known as HyStem®-Rx) is a clinical grade formulation of HyStem®-C, a biocompatible, implantable hyaluronan and collagen-based matrix for cell delivery in human clinical applications.  As an injectable product, Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells, mesenchymal stem cells, or other adult stem cells.  We will need to obtain approval by the U.S. Food and Drug Administration (“FDA”) and comparable regulatory agencies in foreign countries in order to market Renevia™ as a medical device.  Our goal is to initiate clinical trials in the European Union by late 2012 for CE marking.

Our subsidiary, OncoCyte Corporation, is developing PanC-Dx™, a novel non-invasive blood-based cancer screening test designed to detect the presence of various human cancers, including cancers of the breast, lung, bladder, uterus, stomach, and colon, during routine check-ups.  We intend to initially seek regulatory approval to market PanC-Dx™ in Europe before seeking regulatory approvals required to market the product in the U.S. and other countries.

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

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ES Cell International Pte. Ltd.	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Diagnosis and treatment of cancer	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis	100%	USA
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	53.6%	Israel
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	Blood and vascular diseases including coronary artery disease Endothelial progenitor cells and iPS cell banking	95.15%	USA
BioTime Asia, Limited	Ophthalmologic, skin, musculo-skeletal system, and hematologic diseases for Asian markets. Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Searchable online databases for research in the fields of biotechnology, pharmaceutical development, and life sciences	86.3%	USA
LifeMap Sciences, Ltd.	Development of the LifeMap database and therapeutics discovery activities	(1)	Israel

 (1)   LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

Initially, we developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment, and other applications.  Our lead blood plasma expander product, Hextend®, is a physiologically balanced intravenous solution used in the treatment of hypovolemia, a condition caused by low blood volume, often from blood loss during surgery or injury.  Hextend® maintains circulatory system fluid volume and blood pressure, and keeps vital organs perfused during surgery and trauma care.  Hextend® is manufactured and distributed in the U.S. by Hospira, Inc., and in South Korea by CJ CheilJedang Corporation (“CJ”), under license from us.

Additional Information

HyStem®, Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and Renevia™, ESpan™, and ESpy® are trademarks of BioTime, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc.  ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc. PanC-Dx™ is a trademark of OncoCyte Corporation.

We were incorporated in 1990 in the state of California. Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502.  Our telephone number is (510) 521-3390.

Stem Cells, Databases, and Products for Regenerative Medicine Research

We now offer 96 ACTCellerate™ hEPC lines, and six hES cell lines developed under cGMP by our subsidiary ESI for sale, and hES cell lines carrying inherited genetic diseases.   We offer our research products for sale through our website www.biotimeinc.com, and we anticipate adding additional cell lines and related ESpan™ growth media and differentiation kits over time.  The hES cell lines developed by ESI are included in the NIH Stem Cell Registry, making them eligible for use in federally funded research, and five of the six cell lines currently have documented and publicly-available genomic sequences.  We plan to make LifeMap our principal marketing subsidiary for these research products.  LifeMap currently markets GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.  LifeMap also plans to market PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap will utilize its databases as part of its online marketing strategy for our research products to reach life sciences researchers at biotech and pharmaceutical companies and at academic institutions and research hospitals worldwide.    Millipore Corporation also is an authorized distributor of certain ACTCellerate™ hEPC lines and related ESpan™ growth media.

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

Based on sales of Hextend® that occurred during the second quarter of 2012, we expect to receive royalties of $104,619 from Hospira and we have received $29,327 from CJ during the third quarter of 2012.  Total royalties of $133,946 for the quarter decreased 25% from royalties of $177,918 received during the same period last year.  These royalties will be reflected in our financial statements for the third quarter of 2012.

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

Developed Extralink®, PEGgel™, and HyStem® hydrogel products for basic laboratory research use

Conducted pre-clinical development of Renevia™ as an implantable cell delivery device

Conducted toxicology studies of Renevia™ in the brains of laboratory mice.  Results show no difference in reactive astrocytes, macrophages/microglia, neuronal number or blood vessel structure between saline controls and Renevia™.  There was no evidence of granulomata or foreign body reaction around either saline or Renevia™ injection sites.

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

LifeMap (5)	Online, searchable databases
Marketing GeneCards®, a searchable, integrated, database of human genes that provides concise genomic, transcriptomic, genetic, proteomic, functional and disease related information, on all known and predicted human genes.

Plans to also market three new database products:
•      MalaCards, a human disease database
•      PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes, and to improve the efficiency of metabolic engineering, and
•      LifeMap™, a database that will permit users to follow the development of embryonic stem cell lines to the thousands of progenitor cell lines and cell lineages branching from them

(1) During late December 2010, our subsidiary, Embryome Sciences, Inc., changed its name to ReCyte Therapeutics, Inc. in conjunction with a change of its business focus to the research and development of therapeutic products to treat blood and vascular diseases and disorders.  Embryome Sciences’ research products business and ACTCellerate™ hEPC research and development projects, including related patent and technology rights, are being assigned to BioTime or other BioTime subsidiaries.  The hydrogel products were acquired in 2011 through the merger of Glycosan into OrthoCyte, but were assigned to BioTime in January 2012.

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

(5) LifeMap was organized during April 2011 and acquired XenneX, Inc, during May 2012.  Through the acquisition of XenneX, LifeMap acquired licenses to market the GeneCards® and PanDaTox databases.  During May 2012, LifeMap also licensed the right to market the MalaCards database.

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

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $8,773,302 and $6,284,816 allocated to our primary research and development projects during the six months ended June 30, 2012 and 2011, respectively.

		Amount		Percent
Company	Program	2012	2011	2012	2011
BioTime, ReCyte Therapeutics, and ESI	ACTCellerate hEPCs, GMP hES cell lines, and related research products	$1,434,376	$1,548,440	16.3%	24.6%
BioTime	CIRM sponsored ACTCellerate technology	$495,850	$864,632	5.6%	13.8%
BioTime and OrthoCyte(1)	Hydrogel products and HyStem® research	$1,392,476	$130,533	15.9%	2.1%
OncoCyte	Cancer therapy and diagnostics	$1,672,536	$1,026,598	19.1%	16.3%
OrthoCyte	Orthopedic therapy	$418,102	$462,385	4.8%	7.4%
ReCyte Therapeutics	IPS and vascular therapy	$676,285	$260,442	7.7%	4.1%
BioTime	HyStem®	$234,444	$176,444	2.7%	2.8%
BioTime Asia	Stem cell products for research	$83,306	$122,312	0.9%	1.9%
Cell Cure Neurosciences	OpRegen™, OpRegen-Plus™, and neurological disease therapies	$1,598,142	$1,602,070	18.2%	25.5%
LifeMap	Database development	$767,785	$90,960	8.8%	1.5%

(1) OrthoCyte transferred its HyStem® product line and related research to BioTime during January 2012.

Critical Accounting Policies

Revenue recognition – We comply with SEC Staff Accounting Bulletin guidance on revenue recognition.  Royalty revenues consist of product royalty payments.  License fee revenues consist of fees under license agreements and are recognized when earned and reasonably estimable and also include subscription and advertising revenue from our online databases based upon respective subscription or advertising periods.   We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place.  When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured.  When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured. Grant income and the sale of research products are recognized as revenue when earned.  Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products.

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

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95.15% of the outstanding shares of common stock as of June 30, 2012; the accounts of OncoCyte, a subsidiary of which we owned approximately 75.3% of the outstanding shares of common stock as of June 30, 2012; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81% of the outstanding shares as of June 30, 2012, the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 53.6% of the outstanding shares as of June 30, 2012, and the accounts of LifeMap, a subsidiary of which we owned approximately 86.3% of the outstanding shares as of June 30, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Revenues

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend® and pay us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.  For example, royalties on sales made during the first quarter of 2012 were not recognized until the second quarter of 2012.  Royalty revenues recognized for the second quarter of 2012 were $96,499 from Hospira and $29,956 from CJ.  Total royalties of $126,455 for the quarter decreased by $50,789 or 29% from royalties of $177,244 received from Hospira and CJ during the same period last year.  Total royalties of $273,857 for the 6 month period ended June 30, 2012 decreased by $119,373 or 30% from royalties of $393,230 received from Hospira and CJ during the same period last year.

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

We recognized as revenue $36,468 and $36,469 of license fees from CJ and Summit during the three months ended June 30, 2012 and 2011, respectively.  License fee revenues for the six months ended June 30, 2012 and 2011 amounted to $73,124 and $102,129, respectively.  The license fees were received from CJ during April 2003 and July 2004, and from Summit during December 2004 and April and October of 2005, but full recognition of the license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Note 1 to the Condensed Consolidated Interim Financial Statements.  License fee revenues for the three and six months ended June 30, 2011 also includes $4,892 and $44,416 earned through ESI and also include $138,763 in subscription and advertising revenues for the three and six months ended June 30, 2012.   Subscription and advertising revenues are derived from LifeMap’s  online database business.

We recognized revenue of $392,665 and $785,330 from our research grant from CIRM during the three and six months ended June 30, 2012 and in the same periods last year.  Grant revenues for the three and six months ended June 30, 2012 also includes $35,297 from our research grant from the National Institutes of Health (NIH), $7,895 recognized through LifeMap Sciences, Ltd., and $236,680 and $246,249 respectively, recognized through Cell Cure Neurosciences.  Grant revenues for the three and six months ended June 30, 2011 also includes $23,350 and $27,981 recognized through OrthoCyte and $26,229 and $44,544 recognized through OncoCyte.

Operating Expenses

Research and development expenses increased to $4,615,436 for the three months ended June 30, 2012 from $3,333,689 for the three months ended June 30, 2011.  Research and development expenses for the three months ended June 30, 2012 and 2011, also included $1,051,783 and $1,340,854, respectively, of research and development expenses incurred by ESI and Cell Cure Neurosciences, of which $385,454 and $420,291 respectively, is derived from the amortization of patent technology related to our acquisition of those subsidiaries in May and October 2010, respectively.  Aside from these expenses, the increase in research and development expenses during 2012 is primarily attributable to an increase of $618,305 in employee compensation and related costs allocated to research and development expenses, an increase of $277,911 in Renevia™ and  HyStem® program related development expenses, an increase of $240,321 in outside research and services, and increase of $22,068 in scientific consulting fees, an increase of $58,099 in licenses, patent and trademark related fees and legal fees, an increase of $62,265 in travel, lodging and meals allocated to research and development expenses, and an increase of $187,636 in expenditures made to cover laboratory expenses and supplies.  These increases were offset in part by a decrease of $212,729 in Cell Cure Neurosciences research and development expenses.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

Research and development expenses increased to $8,773,302 for the six months ended June 30, 2012 from $6,284,816 for the six months ended June 30, 2011.  Research and development expenses for the six months ended June 30, 2012 and 2011, also included $2,240,719 and $2,448,185, respectively, of research and development expenses incurred by ESI and Cell Cure Neurosciences, of which $770,908 and $825,928, respectively, is derived from the amortization of patent technology related to our acquisition of those subsidiaries in May and October 2010, respectively.  Aside from these expenses, the increase in research and development expenses during 2012 is primarily attributable to an increase of $1,126,013 in employee compensation and related costs allocated to research and development expenses, an increase of $470,726 in HyStem® program related research expenses, an increase of $151,967 in outside research and services, and increase of $94,030 in scientific consulting fees, an increase of $142,896 in licenses, patent and trademark related fees and legal fees, an increase of $92,674 in depreciation expense allocation to research and development expenses, an increase of $71,739 in travel, lodging and meals allocated to research and development expenses, an increase of $57,962 in rent allocated to research and development expenses, an increase of $82,205 in amortization of patent related intangible assets, and an increase of $288,749 in expenditures made to cover laboratory expenses and supplies.  These increases were offset in part by a decrease of $77,254 and $75,191 in ESI and Cell Cure Neurosciences research and development expenses, respectively.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

General and administrative expenses increased to $2,413,641 for the three months ended June 30, 2012 from $2,402,858 for the three months ended June 30, 2011.  General and administrative expenses for the three months ended June 30, 2012 and 2011 also included $181,176 and $249,732, respectively, of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively.  The increase is further attributable to an increase of $182,346 in employee compensation, bonuses and related costs allocated to general and administrative expenses, an increase of $58,259 in stock based compensation allocated to general and administrative expenses, and an increase of $51,436 in general outside services. These increases are in part offset by a decrease of $82,569 in general consulting expenses, a decrease of $70,622 in transfer agent, stock listing and registration fees, a decrease of $50,505 in recruiting service expenses, and a decrease of $35,085 and $33,471 in ESI and Cell Cure Neurosciences general and administrative expenses.  General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

General and administrative expenses increased to $4,802,337 for the six months ended June 30, 2012 from $4,303,050 for the six months ended June 30, 2011.  General and administrative expenses for the six months ended June 30, 2012 and 2011 also included $406,335 and $364,264, respectively, of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively.  The increase is further attributable to an increase of $423,366 in employee compensation, bonuses and related costs allocated to general and administrative expenses, an increase of $80,666 in stock based compensation expenses allocated to general and administrative expenses, an increase of $34,187 in marketing and advertising fees, an increase of $50,853 in accounting and tax services, an increase of $42,213 in general office expenses, and an increase of $62,431 in Cell Cure Neurosciences general and administrative expenses.  These increases are in part offset by a decrease of $58,510 in recruiting service expenses, a decrease of $64,311 in transfer agent, stock listing and registration fees, a decrease of $23,891 in general legal expenses, and a decrease of $28,165 in depreciation expenses allocated to general and administrative expenses.  General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

The following table shows the amount and approximate percentages of our total general and administrative expenses allocated to BioTime and our subsidiaries during the six months ended June 30, 2012 and 2011.

	Amount		Percent
Company	2012	2011	2012	2011
BioTime	$2,345,263	$1,918,682	48.8%	44.6%
BioTime Asia	$539,498	$558,011	11.2%	13.0%
Cell Cure Neurosciences*	$345,128	$257,178	7.2%	6.0%
ESI*	$281,259	$246,229	5.9%	5.7%
LifeMap	$561,065	$116,296	11.7%	2.7%
OncoCyte	$316,855	$367,296	6.6%	8.5%
OrthoCyte	$209,306	$541,870	4.4%	12.6%
ReCyte Therapeutics	$203,963	$297,488	4.2%	6.9%

* Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime, Inc. for certain general overhead expenses such as salaries, insurance, and travel and entertainment expenses.  During the six months ended June 30, 2012 BioTime allocated $175,562 and $44,490 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively.  During the six months ended June 30, 2011, BioTime allocated $120,172 and $18,971 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively.

Interest and Other Income (Expense)

For the three months ended June 30, 2012, we earned $3,498 of interest income net of $143 of interest expense, compared to interest income of $13,006 net of $7,882 of interest expense for the three months ended June 30, 2011.  For the six months ended June 30, 2012, we earned $11,891 of interest income net of $255 of interest expense, compared to interest income of $26,220 net of $14,369 of interest expense for the six months ended June 30, 2011.  The decline in interest income is generally attributed to interest earned on lower cash balances held during 2012 compared to 2011.  The interest expense in 2011 is primarily due to $7,800 and $14,192 of interest expense incurred during the three and six months, respectively by Cell Cure Neurosciences.

Other expenses for the six months ended June 30, 2012 includes reversal of $204,934 in revenues recognized by ESI.  The $204,934 represents US $200,000 that was recognized as revenues in 2011 upon the shipment of cell lines in accordance with an agreement between ESI and a customer.  The difference of $4,934 is attributed to foreign currency rates.  The revenue for the cell lines shipped to the customer was reversed during the first quarter of 2012 pending the final completion of audits and acceptance of vials by the customer which was incorrectly assumed to have occurred in December 2011.

Income Taxes

During the three and six months ended June 30, 2012 and 2011, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At June 30, 2012, we had $12,659,843 of cash and cash equivalents on hand.  We will depend upon revenue from the sale of our research products subscription and advertising revenues, royalties from the sale of Hextend® by Hospira and CJ, and research grants from CIRM and other providers as our principal sources of revenues for the near future.

Because our revenues from product sales, subscription and advertising revenues, and royalties are not presently sufficient to cover our operating expenses, we may need to obtain additional equity capital or debt in order to finance our operations.  The future availability and terms of equity or debt financing are uncertain. We presently have issued and outstanding 636,613 common share purchase warrants, of which 556,613 are exercisable at a price of $10.00 per share, and 80,000 at $3.00 per share.  These warrants expire on various dates ranging from September 2012 to May 2014.  None of the warrants are publicly traded.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the six months ended June 30, 2012, we received $826,391 of cash in our operations.  Our sources of that cash were $215,064 of royalty revenues from Hospira, $58,405 of royalty revenues from CJ, a $392,665 research grant payment from CIRM, a $23,849 research grant payment from the NIH, and $136,408 from the sale of research products.

Cash used in operations

During the six months ended June 30, 2012, our total research and development expenditures were $8,773,302, and our general and administrative expenditures were $4,802,337.  Net loss attributable to BioTime for the six months ended June 30, 2012, amounted to $10,429,121.  Net cash used in operating activities during the quarter amounted to $9,674,679.  The difference between the net loss and net cash used in operating activities during the quarter was primarily attributable to non-cash expenses and accrued revenues, including $614,505 in stock-based compensation paid to employees and consultants, $314,752 in options issued as independent director compensation, amortization of $1,123,431 in intangible assets, $388,124 amortization of deferred consulting fees, $87,434 amortization of deferred license fees, $183,981 in depreciation expense, $497,503 in prepaid expenses and other current assets, and $205,004 in reduction in receivables from the reversal of revenues.  This overall difference was offset to some extent by amortization of $62,781 in deferred license and royalty revenues, amortization of $261,777 in deferred grant income, $143,044 in accounts receivables, $373,555 in accounts payable and accrued liabilities, and net loss of $1,796,378 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the six months ended June 30, 2012, $142,871 in net cash was provided from our investing activities.  The primary component of cash was $292,387 of cash acquired in connection with the merger with Xennex, offset by $153,490 cash used in the purchase of equipment.

Cash generated by financing activities

During the six months ended June 30, 2012, $14,800 in net cash was provided from our financing activities. The cash was received in connection with the exercise of stock options issued under our stock option plan.

Contractual obligations

We had no fixed, non-cancelable contractual obligations as of June 30, 2012, with the exception of office and laboratory facility operating leases.  The lease of our office and laboratory in Alameda, California expires on February 29, 2016.  We have an option to extend the lease for one additional term of five years, with the rent to be determined at the time of the extension based on the prevailing market rate for comparable facilities.  Base monthly rent under our current Alameda facility lease is $28,947 per month and will increase by three percent each year.  In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

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

LifeMap’s lease of office space in Tel Aviv, Israel expired on April 30, 2012.  Base monthly rent under that lease was ILS 15,000 per month.  The lease was renewed with additional space effective June 1, 2012 through May 31, 2015.  Base monthly rent under the renewed lease is ILS 20,720 per month.  The original lease was extended through May 31 as the new space was not ready on May 1.  In addition to base rent, LifeMap pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

LifeMap also currently leases office space in Marshfield, Massachusetts. This lease expires on September 30, 2015.  Base monthly rent under the lease is $1,040 per month for the use of approximately 750 square feet of office space. The lease was assumed in connection with the merger with Xennex which occurred in May 2012.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries.  We do not engage in foreign currency hedging activities.  Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of June 30, 2012, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

PART II - OTHER INFORMATION

Item 1.	Controls and Procedures

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

Item 1A.	Risk Factors

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the six months ended June 30, 2012 and for the fiscal years ended December 31, 2011, 2010 and 2009 were $10,487,980, $17,535,587, $10,287,280, and $5,144,499, respectively, and we had an accumulated deficit of $90,899,131 as of June 30, 2012, and $80,470,009, $63,954,509, and $52,769,891, as of December 31, 2011, 2010, and 2009, respectively.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  More recently, we have financed a portion of our operations with research grants.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

●
The experimentation we are doing is costly, time consuming, and uncertain as to its results.  We incurred research and development expenses amounting to $8,773,302 during the six months ended June 30, 2012, and $13,699,691, $8,191,314, and $3,181,729 during the fiscal years ended December 31, 2011, 2010, and 2009, respectively.

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

●
Competing products are being manufactured and marketed by established pharmaceutical companies. For example, B. Braun/McGaw presently marketsHespan®, an artificial plasma volume expander, and Hospira and Baxter International, Inc. manufacture and sell a generic equivalent of Hespan®. Hospira also markets Voluven®, a plasma volume expander containing a 6% low molecular weight hydroxyethyl starch in saline solution.

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

●
At June 30, 2012, we had $12,659,843 of cash and cash equivalents on hand.  There can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology.  Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

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

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits

Despite our acquisitions of ESI in 2010, Glycosan and Cell Targeting in 2011, and Xennex in 2012, we have limited experience in independently identifying acquisition candidates and integrating the operations of acquisition candidates with our company.  If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business.  If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated.  Moreover, we might never realize the anticipated benefits of any acquisition.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

●
The recent Supreme Court decision inMayo Collaborative Services v. Prometheus Laboratories, Inc., will need to be considered in determining whether certain diagnostic methods can be patented, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage.  Our subsidiary OncoCyte is developing PanC-Dx™ as a cancer diagnostic test, based on the presence of certain genetic markers for a variety of cancers.  Because PanC-Dx™ combines an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for OncoCyte’s new product.  However, like other developers of diagnostic products, we are evaluating this new Supreme Court decision and are waiting to see if the United States Patent and Trademark Office will issue any new guidelines for the patenting of products that test for biological substances.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares.  As of June 30, 2012, there were 50,790,391 common shares outstanding, 3,433,802 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 636,613 shares reserved for issuance upon the exercise of common share purchase warrants.  No preferred shares are presently outstanding.

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

2.1
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Share Exchange and Contribution Agreement, dated July 24, 2012, among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. (4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012.

(2)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

(3)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(4)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 9, 2012	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 9, 2012	/s/ Peter S. Garcia
Peter S. Garcia
Chief Financial Officer

Exhibit
Numbers	Description

2.1
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Share Exchange and Contribution Agreement, dated July 24, 2012, among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P.(4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012

(2)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

(3)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(4)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012.

*	Filed herewith