Form 10-K/A
period 2011-12-31
BIOTIME INC
filed 2012-09-17
CIK 876343

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

Documents Incorporated by Reference
Portions of Proxy Statement for 2012 Annual Meeting of Shareholders are incorporated by reference in Part III

Explanatory Note:  This Amendment is being filed solely for the purpose of correcting the inadvertent omission of references to December 31, 2010 with respect to the balance sheet of BioTime, Inc. and Subsidiaries (collectively, the “Company”), and the financial position of the Company, in the Report of Independent Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioTime, Inc.

We have audited the accompanying consolidated balance sheets of BioTime, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  We have also audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Rothstein Kass
Roseland, New Jersey

March 14, 2012

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. 22

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. 22

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. 22

10.39	Co-Exclusive Supply Agreement, Dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd. 22

10.40	OncoCyte Corporation 2010 Stock Option Plan; Form of OncoCyte Corporation Stock Option Agreement. 22

10.41	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement. 22

10.42	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement. 22

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan; Form of ReCyte Therapeutics, Inc. Stock Option Agreement. 22

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. 22

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte Ltd. and Jurong Town Corporation. 22

10.47	Employment Agreement, dated June 28, 2011, between Biotime, Inc., OrthoCyte Corporation, and William P. Tew. 23

10.48	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 24

10.49	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia. 24

10.50	License Option Agreement, dated December 15, 2011 between BioTime, Inc. and USCN Life Sciences, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.51	LifeMap, Inc. 2011 Stock Option Plan; Form of LifeMap, Inc. Stock Option Agreement*

21.1	List of Subsidiaries.*

23.1	Consent of Rothstein, Kass & Company, P.C.*

31	Rule 13a-14(a)/15d-14(a) Certification. **

32	Section 1350 Certification.**

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

22	Incorporated by reference to BioTime’s Form 8-K 10-K for the year ended December 31, 2010.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2011.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2011.

*	Previously filed

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of September, 2012.

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. 22

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. 22

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. 22

10.39	Co-Exclusive Supply Agreement, dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd. 22

10.40	OncoCyte Corporation 2010 Stock Option Plan; Form of OncoCyte Corporation Stock Option Agreement. 22

10.41	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement. 22

10.42	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement. 22

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan; Form of ReCyte Therapeutics, Inc. Stock Option Agreement. 22

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. 22

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.47	Employment Agreement, dated June 28, 2011, between Biotime, Inc., OrthoCyte Corporation, and William P. Tew. 23

10.48	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 24

10.49	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia. 24

10.50	License Option Agreement, dated December 15, 2011 between BioTime, Inc. and USCN Life Sciences, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.51	LifeMap, Inc. 2011 Stock Option Plan; Form of LifeMap, Inc. Stock Option Agreement*

21.1	List of Subsidiaries.*

23.1	Consent of Rothstein, Kass & Company, P.C.*

31	Rule 13a-14(a)/15d-14(a) Certification. **

32	Section 1350 Certification.**

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 8-K, filed December 30, 2004.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

22	Incorporated by reference to BioTime’s Form 8-K 10-K for the year ended December 31, 2010.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2011.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2011.

*	Previously filed

**	Filed herewith