Form 10-Q
period 2012-09-30
BIOTIME INC
filed 2012-11-09
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,894,720 issued and outstanding common shares, no par value, as of November 5, 2012.

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

Item 1.	Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,830,347	$22,211,897
Inventory	56,968	51,174
Prepaid expenses and other current assets	1,861,407	2,692,303
Total current assets	9,748,722	24,955,374

Equipment, net	1,251,083	1,347,779
Deferred license and consulting fees	712,981	843,944
Deposits	67,889	63,082
Intangible assets, net	21,089,661	18,619,516
TOTAL ASSETS	$32,870,336	$45,829,695

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,162,390	$2,681,111
Deferred grant income	55,710	261,777
Deferred license and subscription revenue, current portion	354,703	203,767
Total current liabilities	2,572,803	3,146,655

LONG-TERM LIABILITIES
Deferred license revenue, net of current portion	790,146	899,551
Deferred rent, net of current portion	60,462	66,688
Other long term liabilities	235,330	258,620
Total long-term liabilities	1,085,938	1,224,859

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued
Common shares, no par value, authorized 75,000,000 shares; 50,868,932 issued, and 49,162,758 outstanding at September 30, 2012 and 50,321,962 issued, and 49,035,788 outstanding at December 31, 2011	120,905,891	115,144,787
Contributed capital	93,972	93,972
Accumulated other comprehensive income	(197,384)	(122,749)
Accumulated deficit	(95,860,758)	(80,470,009)
Treasury stock at cost: 1,706,174 shares at September 30, 2012 and 1,286,174 shares at December 31, 2011	(8,001,762)	(6,000,000)
Total shareholders' equity	16,939,959	28,646,001
Non-controlling interest	12,271,636	12,812,180
Total equity	29,211,595	41,458,181
TOTAL LIABILITIES AND EQUITY	$32,870,336	$45,829,695

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES:
License fees	$337,633	$54,900	$549,521	$201,589
Royalties from product sales	133,946	176,027	407,803	569,257
Grant income	441,630	746,426	1,518,086	1,605,612
Sale of research products	90,342	184,217	217,380	405,981
Total revenues	1,003,551	1,161,570	2,692,790	2,782,439

Cost of sales	(169,734)	(18,516)	(273,916)	(58,808)

Total revenues, net	833,817	1,143,054	2,418,874	2,723,631
EXPENSES:
Research and development	(4,545,470)	(3,488,121)	(13,323,410)	(9,756,443)
General and administrative	(2,234,905)	(1,887,298)	(7,037,807)	(6,193,383)
Total expenses	(6,780,375)	(5,375,419)	(20,361,217)	(15,949,826)

Loss from operations	(5,946,558)	(4,232,365)	(17,942,343)	(13,226,195)
OTHER INCOME/(EXPENSES):
Interest income/(expense), net	5,624	2,911	17,321	19,705
Gain/(loss) on sale of fixed assets	(1,451)	(6,246)	(4,997)	(6,246)
Other income/(expense), net	18,766	(919)	(223,899)	223,944
Total other income/(expenses), net	$22,939	$(4,254)	$(211,575)	$237,403
NET LOSS	(5,923,619)	(4,236,619)	(18,153,918)	(12,988,792)
Less: Net loss attributable to the noncontrolling interest	965,605	498,993	2,763,169	1,833,943

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(4,958,014)	$(3,737,626)	$(15,390,749)	$(11,154,849)

Foreign currency translation gain/(loss)	(15,777)	696,661	(74,635)	(901,881)

COMPREHENSIVE NET LOSS	$(4,973,791)	$(3,040,965)	$(15,465,384)	$(12,056,730)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.08)	$(0.31)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	49,291,177	48,896,973	49,196,804	48,681,879

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(15,390,749)	$(11,154,849)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	283,637	260,646
Amortization of intangible asset	1,764,382	1,626,476
Amortization of deferred license, royalty and subscription revenues	(220,764)	(186,035)
Amortization of deferred grant income	(261,777)	(261,777)
Amortization of deferred consulting fees	582,186	582,186
Amortization of deferred license and royalty fees	82,129	82,125
Amortization of deferred rent	(8,143)	32,403
Stock-based compensation	986,769	828,395
Options issued as independent director compensation	454,366	427,516
Reduction in receivables from the reversal of revenues	205,926	—
Write-off of security deposit	(3,634)	—
Write off of expired inventory	—	1,510
Loss on sale/write-off of fixed assets	4,997	6,502
Net loss allocable to noncontrolling interest	(2,763,169)	(1,833,943)
Changes in operating assets and liabilities:
Accounts receivable, net	(459,555)	(25,272)
Grant receivable	584,744	256,714
Inventory	(5,794)	21,154
Prepaid expenses and other current assets	140,220	(320,893)
Accounts payable and accrued liabilities	(699,155)	(331,072)
Other long term liabilities	(16,686)	(31,741)
Deferred grant income	56,630	271,655
Net cash used in operating activities	(14,683,440)	(9,748,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(205,135)	(780,524)
Payment of license fee	—	(1,500)
Cash paid, net of cash acquired for assets	—	(246,850)
Cash acquired in connection with merger	292,387	5,908
Proceeds from the sale of fixed assets	4,500	—
Security deposit (paid)/received	(529)	250
Net cash provided by/(used) in investing activities	91,223	(1,022,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	286,552	106,153
Proceeds from the exercise of stock options from directors	—	112,328
Proceeds from the exercise of stock options from outside consultant	—	4,700
Proceeds from the exercise of warrants	—	425,000
Proceeds from the sale of common shares of subsidiary	—	3,213,500
Net cash provided by financing activities	286,552	3,861,681

Effect of exchange rate changes on cash and cash equivalents	(75,885)	(185,291)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(14,381,550)	(7,094,626)
Cash and cash equivalents at beginning of period	22,211,897	33,324,924
Cash and cash equivalents at end of period	$7,830,347	$26,230,298
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$315	$1,073
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares acquired in connection with investment in subsidiary as part of Share Exchange and Contribution Agreement	$2,001,762	$—
Common shares issued in connection with investment in subsidiary	$—	$6,000,000
Common shares issued in connection with the purchase of assets	$—	$2,300,000
Common shares issued as part of merger	$1,802,684	$2,600,000
Warrants issued as part of merger	$—	$954,879

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General– BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications.  BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.  BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries.  OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose and treat cancer.  ES Cell International Pte. Ltd. (“ESI”), a Singapore private limited company, develops and sells hES products for research use.  BioTime Asia, Limited (“BioTime Asia”), a Hong Kong company, sells products for research use and may develop therapies to treat cancer, neurological, and orthopedic diseases.  OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries.  ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat vascular and blood diseases and disorders.  Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  LifeMap Sciences, Inc. (“LifeMap”) markets GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.  LifeMap will also market BioTime research products and PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap plans to commence research into the identification and development of novel cell lines for therapeutic products, including research on ACTCellerate™ human embryonic progenitor cell lines (“hEPC lines”) using the LifeMap proprietary discovery platform, with the goal of identifying those hEPC lines that have greatest potential for use in the development of cell-based therapies for degenerative diseases.  BioTime Acquisition Corporation (“BAC”) was incorporated on September 24, 2012.  BAC was incorporated to explore opportunities to acquire assets and businesses in the field of stem cells and regenerative medicine.

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

BioTime’s operating revenues have been derived primarily from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®.  BioTime began to make its first stem cell research products available during 2008, but has not yet generated significant revenues from the sale of those products.  BioTime’s ability to generate substantial operating revenue in the near term depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covered the period of September 1, 2009 through August 31, 2012 and was paid in quarterly installments.  BioTime recognized grant revenues of $261,776 and $1,047,107 during the three and nine months ended September 30, 2012.

Grant revenues for the three months ended September 30, 2012 also include $3,239 from the National Institutes of Health (“NIH”), $7,692 received by LifeMap Sciences, Ltd and $168,923 received by Cell Cure Neurosciences from the office of the Chief Scientist of Israel (“OCS”). For the nine months ended September 30, 2012, grant revenues also included $38,535 from the NIH, and $15,587 received by LifeMap Sciences, Ltd, and $416,857 received by Cell Cure Neurosciences from the OCS.

The unaudited condensed consolidated interim balance sheet as of September 30, 2012, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011, and the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2012 and 2011 have been prepared by BioTime’s management in accordance with the instructions from the Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012 have been made.  The condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s annual audited financial statements as of that date.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results anticipated for the full year of 2012.

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

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	95.15%	USA
OncoCyte Corporation	75.3%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte. Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences Ltd.	53.6% (1)	Israel
LifeMap Sciences, Inc.	77.1% (2)	USA
LifeMap Sciences, Ltd.	(3)	Israel
BioTime Acquisition Corporation	96.7%	USA

(1)
Cell Cure Neurosciences has agreed to issue additional ordinary shares to BioTime in exchange for BioTime common shares which will increase BioTime’s ownership, directly and through ESI, to approximately 62.6%.  See Note 11.

(2)	LifeMap Sciences, Inc. has agreed to issue additional shares of its common stock to certain investors which will reduce BioTime’s ownership 73.2%. See Note 9.
(3)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

All material intercompany accounts and transactions have been eliminated in consolidation.  As of September 30, 2012 and as of December 31, 2011, we consolidated ReCyte Therapeutics, OncoCyte, BioTime Asia, Cell Cure Neurosciences, LifeMap Sciences, Inc., LifeMap Sciences, Ltd., and BAC as we have the ability to control their operating and financial decisions and policies through our ownership, and we reflect the noncontrolling interest as a separate element of equity on our condensed consolidated balance sheet.

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

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the consolidated balance sheet.  Total trade receivables amounted to approximately $891,000 and $353,000 and grants receivable amounted to approximately $38,000 and $630,000 as of September 30, 2012 and December 31, 2011, respectively.  Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts in the amount of $100,000 as of September 30, 2012 and December 31, 2011.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience.  An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Foreign currency translation gain/(loss) and Comprehensive loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet.  For the nine months ended September 30, 2012 and 2011, comprehensive loss includes loss of $74,635 and $901,881, respectively which is entirely from foreign currency translation.  For the nine months ended September 30, 2012 and 2011, foreign currency transaction gain and loss amounted to $39,930 and $90,774, respectively.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of September 30, 2012 and December 31, 2011.  Management is currently unaware of any tax issues under review.

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

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime, Inc. by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the three and nine months ended September 30, 2012 and 2011 excludes any effect from 3,492,135 options and 556,613 warrants, and 3,249,647 options and 636,613 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

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

2. Inventory

At September 30, 2012, BioTime held $43,018 of inventory of finished products on-site at its corporate headquarters in Alameda, California.  At that same date, $13,950 of inventory of finished products was held by a third party on consignment.  At December 31, 2011, BioTime held $37,096 of inventory of finished products at its corporate headquarters and $14,078 of inventory of finished products was held by a third party on consignment.

3. Equipment

At September 30, 2012 and December 31, 2011, equipment, furniture and fixtures were comprised of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Equipment, furniture and fixtures	$2,062,655	$1,900,090
Accumulated depreciation	(811,572)	(552,311)
Equipment, net	$1,251,083	$1,347,779

Depreciation expense amounted to $283,637 and $260,646 for the nine months ended September 30, 2012 and 2011, respectively.  The difference between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $259,261 per the condensed consolidated balance sheet is partially attributed to the write off of $21,658 of fully depreciated assets offset by foreign currency rates.

4. Intangible assets

At September 30, 2012 and December 31, 2011, intangible assets and intangible assets net of amortization were comprised of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Intangible assets	$25,664,015	$21,429,488
Accumulated amortization	(4,574,354)	(2,809,972)
Intangible assets, net	$21,089,661	$18,619,516

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis.  BioTime recognized $1,764,382 and $1,626,476 in amortization expense of intangible assets during the nine months ended September 30, 2012 and 2011, respectively.

5. Accounts Payable and Accrued Liabilities

At September 30, 2012 and December 31, 2011, accounts payable and accrued liabilities consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Accounts payable	$708,961	$1,118,112
Accrued bonuses	—	583,620
Other accrued liabilities	1,453,429	979,379
	$2,162,390	$2,681,111

The increase in other accrued liabilities is largely attributed to higher accrual of $1,220,878 for estimated expenses incurred but not yet billed compared to $977,958 at December 31, 2011.  Also, included is $140,089 distributable to former XenneX, Inc. shareholders assumed as part of the merger of XenneX into LifeMap during May 2012.  See Note 8.

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

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.  BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents.  In addition, BioTime pays WARF $25,000 annually as a license maintenance fee.  The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.

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

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte Therapeutics paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later. The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.  This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.

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

Cell Cure Neurosciences has received research and development grants from the OCS.  Under the terms of those grants, Cell Cure Neurosciences will pay royalties to the OCS on revenues received from products developed with grant funds, until the total royalties paid total the amount of the grants plus interest at a LIBOR-based interest rate.  The applicable royalty rate is 3.5%.

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection to certain business acquisitions.  At September 30, 2012, 556,613 warrants to purchase common shares with an exercise price of $10.00 and a weighted average remaining contractual life of 1.57 years were outstanding.

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

As of September 30, 2012, BioTime has no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 75,000,000 common shares with no par value.  As of September 30, 2012, BioTime had 50,868,932 issued and 49,162,758 outstanding common shares.  The difference of 1,706,174 is attributed to treasury shares held by BioTime subsidiaries which are accounted for as treasury stock on the consolidated balance sheet.

During the three and nine months ended September 30, 2012, there were 78,541 and 98,541 options exercised at a weighted average exercise price of $3.46 and $2.91, respectively.

During the nine months ended September 30, 2012 and 2011, BioTime recognized stock-based compensation expenses of $1,441,135 and $1,255,911, respectively, due to stock options granted to employees and directors.  During the nine months ended September 30, 2012 and 2011, BioTime granted 280,000 and 301,593 options, respectively, under its 2002 Stock Option Plan.  During the nine months ended September 30, 2012 and 2011, 98,229 and 11,876 options were forfeited, respectively.

On August 24, 2012, we entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell up to $25 million of our common shares, from time to time through Cantor acting as our sales agent.  The offer and sale of our shares through Cantor has been registered pursuant to registration statement filed under the Securities Act of 1933, as amended.  The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms.  There is no assurance that we will be able to sell any common shares through the offering at prices acceptable to us.

Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the SEC Securities Act of 1933, as amended, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common stock or to or through a market maker.  Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions.  Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).

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

The total purchase price of $4,265,205 is being allocated as indicated:

Components of the purchase price:
BioTime common shares	$1,802,684
LifeMap common shares	2,462,521
Total purchase price	$4,265,205

Preliminary allocation of purchase price:
Assets acquired and liabilities assumed:
Cash	$292,387
Other current assets	311,118
Intangible assets	4,234,526
Current liabilities	(294,572)
Cash distributable to sellers	(278,254)
Net assets acquired	$4,265,205

The fair value of the BioTime shares issued was $4.02, the closing price as reported on the NYSE Amex on May 18, 2012, the date the merger was finalized.  The fair value of the LifeMap shares issued was $1.75 as determined by negotiation between BioTime, LifeMap and XenneX and its stockholders and is consistent with an internal valuation analysis completed by BioTime.

9. Share Exchange and Contribution Agreement

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

Under the LifeMap Agreement, Mr. Kingsley and Greenway contributed 420,000 BioTime shares to LifeMap and received in exchange 1,143,864 shares of LifeMap common stock.  The number of shares of LifeMap common stock issued in exchange for the BioTime shares was determined by multiplying the number of BioTime shares contributed by $4.7661, the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from July 1, 2012 through July 31, 2012, and dividing that amount by $1.75, which was the Exchange Price per share of LifeMap common stock.  The Exchange Price per share of LifeMap common stock may be reduced, and additional shares of LifeMap common stock may be issued in exchange for the BioTime shares received by LifeMap, if LifeMap sells shares of its common stock or other securities exercisable or exchangeable for, or convertible into, its common stock for a price per share of common stock lower than $1.75, other than pursuant to options granted under LifeMap’s stock option plan, on or before December 31, 2012.  As a result of this investment, our ownership dropped from 86.3% to $77.1% as of July 30, 2012.  As of September 30, 2012, the 420,000 BioTime shares held by LifeMap are presented as treasury stock at a cost of $2,001,762.

In accordance with the License and Research Assignment Agreement dated May 14, 2012 between Yeda Research and Development Company, Ltd (“Yeda”) and BioTime in connection with the merger of XenneX, Inc. and LifeMap in May 2012, if additional LifeMap shares up to $3,000,000 are issued, LifeMap will issue shares to Yeda in order to maintain their 3.75% ownership in the issued and outstanding LifeMap shares on a fully diluted basis.  As a result of the $2,001,762 investment in LifeMap aforementioned, LifeMap issued Yeda 44,566 LifeMap common stock with an estimated fair value of $78,000.

Mr. Kingsley and Greenway have agreed to contribute additional BioTime Shares to LifeMap so that the total number of BioTime shares so contributed will have a total value of not more than $3,000,000.  The additional BioTime Shares so contributed will be valued as of November 30, 2012 at the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from August 1, 2012 through November 30, 2012.

Our ownership interest in LifeMap will be further reduced from 77.1% to approximately 73.2% as a result of the exchange of BioTime shares for LifeMap common stock by Mr. Kingsley and Greenway, assuming that LifeMap does not issue any additional shares of its common stock.

We have registered the BioTime Shares received by LifeMap for resale under the Securities Act of 1933, as amended.

10. Unaudited Pro Forma Interim Financial Information – Nine Months Ended September 30, 2012 and 2011

The following unaudited pro forma information gives effect to the acquisition of Cell Targeting Inc., Glycosan BioSystems, Inc. (which occurred in 2011), and XenneX as if the acquisition took place on January 1, 2011.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues, net	$2,984,436	$3,285,531

Net loss available to common shareholders	$(15,288,233)	$(11,031,976)

Net loss per common share – basic and diluted	$(0.31)	$(0.23)

 11. Subsequent Events

Subsequent events – These condensed consolidated financial statements were approved by management and the Board of Directors, and were issued on November 5, 2012.  Subsequent events have been evaluated through that date.

On November 1, 2012, BioTime entered into a Share Purchase Agreement with our subsidiary Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), an Israeli company, pursuant to which we agreed to purchase 87,456 Cell Cure Neurosciences ordinary shares in exchange for 906,735 of our common shares.  As a result of the share purchase, we will own, directly and through our wholly-owned subsidiary ES Cell International Pte. Ltd., approximately 62.6% of the outstanding ordinary shares of Cell Cure Neurosciences.

The number of common shares we will issue to acquire the Cell Cure Neurosciences shares was based upon an average market price of $3.86 per BioTime common share determined on the basis of the ten actual trading days prior to November 1, 2012 (it is noted that the NYSE MKT was closed on October 29th and 30th due to adverse weather conditions).  Under the Share Purchase Agreement, we may be required to issue additional common shares to Cell Cure Neurosciences, or Cell Cure Neurosciences may be required to issue additional Cell Cure Neurosciences ordinary shares to us, depending upon whether the market value of BioTime common shares increases or decreases by more than 15%, based upon the average closing price for the ten trading days commencing on May 1, 2013.  If the market value of BioTime common shares declines by more than 15% then we will issue an additional number of shares required to make the value of the total number of common shares we issued equal to $3.5 million, less the initial $3.86 market price multiplied by any BioTime common shares sold by Cell Cure Neurosciences prior to that date, and subject to a maximum 33% increase in the number of BioTime shares issued.  Conversely, if the value of BioTime shares increases by more than 15% as of such date, Cell Cure Neurosciences will be required to issue to us a number of additional Cell Cure Neurosciences ordinary shares sufficient to bring the value of the Cell Cure shares Neurosciences issued to us under the Share Purchase Agreement to the value of the BioTime common shares we issued, also determined on the basis of a ten day trading period commencing on May 1, 2013, but subject to a 33% maximum increase in the number of Cell Cure Neurosciences shares issued.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011  and related notes included elsewhere in this Quarterly Report on Form 10-Q.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

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

We have developed research and clinical grade hES cell lines that we market for both basic research and therapeutic product development.  Our subsidiary, ES Cell International Pte. Ltd. (“ESI”), has developed six hES cell lines that are among the best characterized and documented cell lines available today.  Developed using current Good Manufacturing Practices (“cGMP”) that facilitate transition into the clinic, these hES cell lines are extensively characterized and five of the six cell lines currently have documented and publicly-available genomic sequences.  The ESI hES cell lines are now included in the Stem Cell Registry of the National Institutes of Health (“NIH”), making them eligible for use in federally funded research, and all are available for purchase through www.biotimeinc.com.  We also market human embryonic progenitor cell (“hEPCs”) developed using ACTCellerate™ technology.  These hEPCs are purified lineages of cells that are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  We expect that hEPCs will simplify the scalable manufacture of highly purified and identified cell types and will possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapies.  The ACTCellerate™ cell lines are also available for purchase through www.biotimeinc.com.

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

Renevia™ (formerly known as HyStem®-Rx) is a clinical grade formulation of HyStem®-C, a biocompatible, implantable hyaluronan and collagen-based matrix for cell delivery in human clinical applications.  As an injectable product, Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells, mesenchymal stem cells, or other adult stem cells.  We will need to obtain approval by the U.S. Food and Drug Administration (“FDA”) and comparable regulatory agencies in foreign countries in order to market Renevia™ as a medical device.  Our goal is to initiate clinical trials in the European Union by early 2013 for CE marking.

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

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ES Cell International Pte. Ltd.	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Diagnosis and treatment of cancer	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis	100%	USA
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	53.6% (1)	Israel
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	Blood and vascular diseases including coronary artery disease Endothelial progenitor cells and iPS cell banking	95.15%	USA
BioTime Asia, Limited	Ophthalmologic, skin, musculo-skeletal system, and hematologic diseases for Asian markets. Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Searchable online databases for research in the fields of biotechnology, pharmaceutical development, and life sciences	77.1% (2)	USA
LifeMap Sciences, Ltd.	Development of the LifeMap database and therapeutics discovery activities	(3)	Israel
BioTime Acquisition Corporation	Explore opportunities to acquire assets and businesses in the field of stem cells and regenerative medicine	96.7%	USA

(1)
Cell Cure Neurosciences has agreed to issue additional ordinary shares to BioTime in exchange for BioTime common shares which will increase BioTime’s ownership, directly and through ESI, to approximately 62.6%.  See Note 11 to the Condensed Consolidated Interim Financial Statements.

(2)
LifeMap Sciences, Inc. has agreed to issue additional shares of its common stock to certain investors which will reduce BioTime’s ownership 73.2%.  See Note 9 to the Condensed Consolidated Interim Financial Statements.

(3)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

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

Additional Information

HyStem®,  Hextend®, and PentaLyte®, are registered trademarks of BioTime, Inc., and Renevia™, ESpan™, and ESpy® are trademarks of BioTime, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc. PanC-Dx™ is a trademark of OncoCyte Corporation.

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

Based on sales of Hextend® that occurred during the third quarter of 2012, we expect to receive royalties of $109,670 from Hospira and have received $24,209 from CJ during the fourth quarter of 2012.  Total royalties of $133,879 for the quarter decreased by $51,825 or 28% from royalties of $185,704 received during the same period last year.  These royalties will be reflected in our financial statements in the fourth quarter of 2012.

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

BioTime(1)	CIRM-funded research project addressing the need for industrial-scale production of purified therapeutic cells (2)
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

Identifying peptide reagents that show specificity for cell surface targets on hEPCs and could thus be used directly as affinity reagents.

BioTime(1) and OrthoCyte (4)	Biocompatible hydrogels that mimic the human extracellular matrix
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

Two U.S. patents issued on hydrogels

OncoCyte (3)	Vascular endothelial cells that can be engineered to deliver a toxic payload to the developing blood vessels of a tumor
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

Company	Program	Status
OrthoCyte (4)	Cartilage repair using embryonic progenitor cells
Identified several cell lines that displayed molecular markers consistent with the production of definitive human cartilage.

Confirmed chondrogenic potential in joint defects in rat models of osteoarthritis.

ReCyte Therapeutics	Therapeutic products for cardiovascular and blood diseases utilizing its proprietary ReCyte™ iPS technology.
Evaluating effects of telomere length on growth potential of iPS cells and iPS-derived progenitor lines.

Through BioTime, formed a collaboration with researchers at Cornell Weill Medical College to derive clinical vascular endothelium for the treatment of age-related vascular disease.

Demonstrated the feasibility of producing highly purified product using ACTCellerate™ technology.

BioTime	Hextend® – Blood plasma volume expanders	Hextend® is currently marketed to hospitals and physicians in the USA and Korea. Activities include complying with all regulatory requirements and promotional activities.
BioTime Asia	Distributing ACTCellerate™ hEPC lines growth media and reagents	Initial sales of cell lines, growth media, and differentiation kits, to customers in Asia.
Cell Cure Neurosciences (5)	OpRegen™ and OpRegen-Plus™ for treatment of age related macular degeneration
Conducted animal model studies to establish proof of concept.

Developed directed differentiation as efficient method for short culture period to produce a supply of retinal pigment epithelial cells.

Granted Teva Pharmaceutical Industries, Ltd. an option to complete clinical development of, and to manufacture, distribute, and sell, OpRegen™ and OpRegen-Plus™.

LifeMap (6)	Online, searchable databases
Marketing searchable, integrated, database products, including:
•      GeneCards®, a database of human genes that provides concise genomic, transcriptomic, genetic, proteomic, functional and disease related information, on all known and predicted human genes;
•      MalaCards, a database of human diseases that is based on the GeneCards® platform and contains computerized “cards” classifying information relating to a wide array of human diseases; and
•      PanDaTox, an innovative, recently developed, searchable database that can aid in the discovery of new antibiotics and biotechnologically beneficial products.

Plans to also market
•      LifeMap Discovery™, a database of embryonic development, stem cell research and regenerative medicine; and
•      BioTime research products.

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

(2) Our CIRM grant that funded this program expired in August 2012.

(3) OncoCyte was organized during October 2009 and received $4,000,000 of initial capital from private investors.

(4) OrthoCyte was organized during June 2010.  The hydrogel products were acquired in 2011 through the merger of Glycosan into OrthoCyte, but were assigned to BioTime in January 2012.

(5) We acquired our interest in Cell Cure Neurosciences during 2010. Cell Cure Neurosciences received $7,100,000 of additional equity financing during October 2010 from us and two of its other principal shareholders.

(6) LifeMap was organized during April 2011 and acquired XenneX, Inc, during May 2012.  Through the acquisition of XenneX, LifeMap acquired licenses to market the GeneCards® and PanDaTox databases.  During May 2012, LifeMap also licensed the right to market the MalaCards database.

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

We believe each of our operating subsidiaries has sufficient capital to carry out its current research and development plan during 2012.  We may provide additional financing for our subsidiaries, or obtain financing from third parties, based on the following:  our evaluation of progress made in their respective research and development programs, any changes to or the expansion of the scope and focus of their research, and our projection of future costs.  See “Liquidity and Capital Resources” for a discussion of our available capital resources, our potential need for future financing, and possible sources of capital.

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $13,323,410 and $9,756,443 allocated to our primary research and development projects during the nine months ended September 30, 2012 and 2011, respectively.

		Amount		Percent
Company	Program	2012	2011	2012	2011
BioTime, ReCyte Therapeutics, and ESI	ACTCellerate hEPCs, GMP hES cell lines, and related research products	$2,057,859	$2,458,649	15.4%	25.2%
BioTime	CIRM sponsored ACTCellerate technology	$794,632	$1,363,363	6.0%	14.0%
BioTime and OrthoCyte(1)	Hydrogel products and HyStem® research	$2,560,964	$400,030	19.2%	4.1%
OncoCyte	Cancer therapy and diagnostics	$2,252,071	$1,663,869	16.9%	17.0%
OrthoCyte	Orthopedic therapy	$679,166	$650,393	5.1%	6.7%
ReCyte Therapeutics	IPS and vascular therapy	$971,572	$265,350	7.3%	2.7%
BioTime	HyStem®	$266,652	$247,571	2.0%	2.5%
BioTime Asia	Stem cell products for research	$109,807	$145,149	0.8%	1.5%
Cell Cure Neurosciences	OpRegen™, OpRegen-Plus™, and neurological disease therapies	$2,409,095	$2,283,475	18.1%	23.4%
LifeMap	Database development	$1,221,592	$278,594	9.2%	2.9%

(1)	OrthoCyte transferred its HyStem® product line and related research to BioTime during January 2012.

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

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95.15% of the outstanding shares of common stock as of September 30, 2012; the accounts of OncoCyte, a subsidiary of which we owned approximately 75.3% of the outstanding shares of common stock as of September 30, 2012; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81% of the outstanding shares as of September 30, 2012, the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 53.6% of the outstanding shares as of September 30, 2012, the accounts of LifeMap, a subsidiary of which we owned approximately 77.1% of the outstanding shares as of September 30, 2012, and the accounts of BAC, a subsidiary of which we owned 96.7% of the outstanding shares as of September 30, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Revenues

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend® and pay us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.  For example, royalties on sales made during the second quarter of 2012 were not recognized until the third quarter of 2012.  Royalty revenues recognized for the third quarter of 2012 were $104,619 from Hospira and $29,327 from CJ.  Total royalties of $133,946 for the quarter decreased by $40,329 or 23% from royalties of $174,275 received from Hospira and CJ during the same period last year.  Total royalties from Hospira and CJ of $407,415 for the nine month period ended September 30, 2012 decreased by $160,090 or 28% from royalties of $567,505 received from Hospira and CJ during the same period last year.  Royalty revenues for the nine months ended September 31, 2012 also include $388 from another distributor.  Royalty revenues for the three and nine months ended September 31, 2011 also include $1,752 from another distributor.

The decrease in royalties is attributable to a decrease in Hextend® sales in the U.S. and in the Republic of Korea.  The decrease in royalties received from Hospira based on sales during the previous quarter is generally due to the decline in the price of hetastarch-based products in the market.  The blood volume expander marketing is shrinking overall and hospitals have shifted their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  Hospira has implemented further price reductions for Hextend® during 2012 in an attempt to maintain market share.

We recognized as revenue $36,468 and $39,801 of license fees from CJ and Summit during the three months ended September 30, 2012 and 2011, respectively.  License fee revenues from CJ and Summit for the nine months ended September 30, 2012 and 2011 amounted to $109,405 and $141,930, respectively.  The license fees were received from CJ during April 2003 and July 2004, and from Summit during December 2004 and April and October of 2005, but full recognition of the license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Note 1 to the Condensed Consolidated Interim Financial Statements.  License fee revenues for the three and nine months ended September 30, 2012 also include $39 and $227 earned through ESI and also include subscription and advertising revenues of $300,126 and $438,889, respectively from LifeMap’s online database business.  License fees for the three and nine months ended September 31, 2012 also include $1,000 from a new licensee.  License fee revenues for the three and nine months ended September 30, 2011 also includes $15,099 and $59,659 earned through ESI.

We recognized revenue of $261,776 and $1,047,107 from our research grant from CIRM during the three and nine months ended September 30, 2012 and $392,666 and $1,177,996 during the same periods in 2011.  The term of our CIRM grant expired during August 2012 and it is no longer a source of revenue for us.  Grant revenues for the three months ended September 30, 2012 also include $3,239 from the NIH, and $7,692 received by LifeMap Sciences, Ltd, and $168,923 received by Cell Cure Neurosciences from the OCS. Grant revenues for the three months ended September 30, 2011 also include $22,409 and $331,351 from other grants received by OrthoCyte and Cell Cure Neurosciences, respectively.  For the nine months ended September 30, 2012, grant revenues also include $38,535 from the NIH, and $15,587 received by LifeMap Sciences, Ltd., and $416,857 received by Cell Cure Neurosciences from the OCS.  For the nine months ended September 30, 2011, grant revenues also include $50,390, $44,544 and $332,682 from other grants received by OrthoCyte, OncoCyte and Cell Cure Neurosciences, respectively.

Operating Expenses

Research and development expenses increased to $4,545,470 for the three months ended September 30, 2012 from $3,488,121 for the three months ended September 30, 2011.  Research and development expenses for the three months ended September 30, 2012 and 2011, also included $1,141,110 and $1,146,055, respectively, of research and development expenses incurred by ESI and Cell Cure Neurosciences, of which $385,454 and $419,869, respectively, is derived from the amortization of patent technology related to our acquisition of those subsidiaries in May and October 2010, respectively.  Aside from these expenses, the increase in research and development expenses during 2012 is primarily attributable to an increase of $447,709 in employee compensation and related costs allocated to research and development expenses, an increase of $602,756 in Renevia™ and  HyStem® program related development expenses, an increase of $89,110 in the amortization of patent technology related to our acquisition of assets from CTI and merger with Glycosan in 2011 and the merger with XenneX in 2012, an increase of $40,656 in scientific consulting fees, an increase of $22,606 in rent and building maintenance expenses allocated to research and development expenses, an increase of $22,161 in lab equipment repairs and maintenance expenses, an increase of $19,274 in travel, lodging and meals allocated to research and development expenses, and an increase of $149,968 in Cell Cure Neurosciences research and development expenses.  These increases were offset in part by a decrease of $184,149 in outside research and service expenses and a decrease of $154,913 in ESI research and development expenses.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

Research and development expenses increased to $13,323,410 for the nine months ended September 30, 2012 from $9,756,443 for the nine months ended September 30, 2011.  Research and development expenses for the nine months ended September 30, 2012 and 2011, also included $3,386,041 and $3,577,747, respectively, of research and development expenses incurred by ESI and Cell Cure Neurosciences, of which $1,156,362 and $1,245,799, respectively, is derived from the amortization of patent technology related to our acquisition of those subsidiaries in May and October 2010, respectively.  Aside from these expenses, the increase in research and development expenses during 2012 is primarily attributable to an increase of $1,573,722 in employee compensation and related costs allocated to research and development expenses, an increase of $1,073,482 in HyStem® program related research expenses, an increase of $226,336 in the amortization of patent technology related to our acquisition of assets from CTI and merger with Glycosan in 2011 and the merger with XenneX in 2012, an increase of $274,624 in expenditures made to cover laboratory expenses and supplies, an increase of $160,008 in licenses, patent and trademark related fees and legal fees, an increase of $134,686 in scientific consulting fees, an increase of $102,391 in depreciation expense allocated to research and development expenses, an increase of $91,013 in travel, lodging and meals allocated to research and development expenses, an increase of $81,098 in rent and building maintenance allocated to research and development expenses, and an increase of $82,633 in Cell Cure Neurosciences research and development expenses.  These increases were offset in part by a decrease of $274,339 in ESI research and development expenses.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees.

General and administrative expenses increased to $2,234,905 for the three months ended September 30, 2012 from $1,887,298 for the three months ended September 30, 2011.  General and administrative expenses for the three months ended September 30, 2012 and 2011 also included $197,618 and $235,432, respectively, of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively.  The increase is further attributable to an increase of $296,074 in employee compensation, bonuses and related costs allocated to general and administrative expenses, an increase of $52,498 in stock based compensation allocated to general and administrative expenses, an increase of $47,226 in legal expenses, an increase of $37,138 in accounting and tax services, an increase of $28,316 in general consulting expenses, an increase of $24,308 in rent and building maintenance allocated to research and development expenses, and an increase of $21,000 director compensation expense.  These increases are in part offset by a decrease of $72,631 in travel, lodging and meals allocated to general and administrative expenses, a decrease of $31,931 in recruiting service expenses, a decrease of $29,778 in general office expenses, and a decrease of $22,599 and $15,215 in ESI and Cell Cure Neurosciences general and administrative expenses.  General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

General and administrative expenses increased to $7,037,807 for the nine months ended September 30, 2012 from $6,193,383 for the nine months ended September 30, 2011.  General and administrative expenses for the nine months ended September 30, 2012 and 2011 also included $604,943 and $602,731, respectively, of general and administrative expense incurred by ESI and Cell Cure Neurosciences, which we acquired in May and October of 2010, respectively.  The increase is further attributable to an increase of $779,440 in employee compensation, bonuses and related costs allocated to general and administrative expenses, an increase of $133,164 in stock based compensation expenses allocated to general and administrative expenses, an increase of $87,991 in accounting and tax services, an increase of $42,636 in rent and building maintenance allocated to general and administrative expenses, an increase of $35,070 in general consulting fees, and an increase of $44,963 in Cell Cure Neurosciences general and administrative expenses.  These increases are in part offset by a decrease of $90,441 in recruiting service expenses, a decrease of $61,504 in travel, lodging and meals allocated to general and administrative expenses, a decrease of $60,814 in transfer agent, stock listing and registration fees, a decrease of $34,569 in depreciation expenses allocated to general and administrative expenses and a decrease of $42,751 in ESI general and administrative expenses.  General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses.

The following table shows the amount and approximate percentages of our total general and administrative expenses allocated to BioTime and our subsidiaries during the nine months ended September 30, 2012 and 2011.

	Amount		Percent
Company	2012	2011	2012	2011
BioTime	$3,264,699	$2,719,755	46.4%	43.9%
BAC	$32,308	$—	0.5%	0.0
BioTime Asia	$799,098	$802,951	11.3%	13.0%
Cell Cure Neurosciences*	$525,450	$436,790	7.5%	7.0%
ESI*	$392,411	$363,670	5.6%	5.9%
LifeMap	$909,518	$236,713	12.9%	3.8%
OncoCyte	$511,614	$505,308	7.3%	8.2%
OrthoCyte	$304,867	$769,650	4.3%	12.4%
ReCyte Therapeutics	$297,842	$358,546	4.2%	5.8%

* Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime, Inc. for certain general overhead expenses such as salaries, insurance, and travel and entertainment expenses.  During the nine months ended September 30, 2012 BioTime allocated $247,669 and $65,250 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively.  During the nine months ended September 30, 2011, BioTime allocated $176,177 and $21,552 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively.

Interest and Other Income (Expense)

For the three months ended September 30, 2012, we earned $5,684 of interest income net of $60 of interest expense, compared to interest income of $3,806 net of $895 of interest expense for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, we earned $17,636 of interest income net of $315 of interest expense, compared to interest income of $20,778 net of $1,073 of interest expense for the nine months ended September 30, 2011.  The decline in interest income is generally attributed to interest earned on lower cash balances held during 2012 compared to 2011.

Other expenses for the nine months ended September 30, 2012 includes reversal of $205,926 in revenues recognized by ESI.  The $205,926 represents US $200,000 that was recognized as revenues in 2011 upon the shipment of cell lines in accordance with an agreement between ESI and a customer.  The difference of $5,926 is attributed to foreign currency rates.  The revenue for the cell lines shipped to the customer was reversed during the first quarter of 2012 pending the final completion of audits and acceptance of vials by the customer which was incorrectly assumed to have occurred in December 2011.

Income Taxes

During the three and nine months ended September 30, 2012 and 2011, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At September 30, 2012, we had $7,830,347 of cash and cash equivalents on hand.  We will depend upon revenue from the sale of our research products, subscription and advertising revenues, royalties from the sale of Hextend® by Hospira and CJ, and research grants as our principal sources of revenues for the near future.  Our CIRM grant, which was our largest source of grant revenues, expired during August 2012 and will no longer be a source of cash for our operations.  Although we have applied for additional CIRM grants, there is no assurance that CIRM will approve any future grants for our research and development programs.

Because our revenues from product sales, subscription and advertising revenues, and royalties are not presently sufficient to cover our operating expenses, we may need to obtain additional equity capital or debt in order to finance our operations.  The future availability and terms of equity or debt financing are uncertain. We presently have issued and outstanding 556,613 common share purchase warrants exercisable at a price of $10.00 per share, 50,000 of which expire in April 2014 and the remaining 506,613 expire in May 2014.  None of the warrants are publicly traded.

On August 24, 2012, we entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell up to $25 million of our common shares, from time to time through Cantor acting as our sales agent. The offer and sale of our shares through Cantor has been registered pursuant to registration statement filed under the Securities Act of 1933, as amended.  The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms. There is no assurance that we will be able to sell any common shares through the offering at prices acceptable to us.

Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the SEC Securities Act of 1933, as amended, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions. Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the nine months ended September 30, 2012, we received $2,336,820 of cash in our operations.  Our sources of that cash were $319,683 of royalty revenues from Hospira, $87,731 of royalty revenues from CJ, a $392,665 research grant payment from CIRM, a $35,296 research grant payment from the NIH, $133,483 from subscription and advertising revenues, $124,585 collected against receivables assumed from the merger with XenneX in May 2012, $207,444 from the sale of research products and services, and $15,588 and $1,019,345 grant income from LifeMap Sciences, Ltd and Cell Cure Neurosciences, respectively.

Cash used in operations

During the nine months ended September 30, 2012, our total research and development expenditures were $13,323,410, and our general and administrative expenditures were $7,037,807.  Net loss attributable to BioTime for the nine months ended September 30, 2012, amounted to $15,390,749.  Net cash used in operating activities during the quarter amounted to $14,683,440.  The difference between the net loss and net cash used in operating activities during the quarter was primarily attributable to non-cash expenses and accrued revenues, including $986,769 in stock-based compensation paid to employees and consultants, $454,366 in options issued as independent director compensation, amortization of $1,764,382 in intangible assets, $582,186 amortization of deferred consulting fees, $82,129 amortization of deferred license and royalty fees, $283,637 in depreciation expense, $584,744 in grant receivables, $140,220 in prepaid expenses and other current assets, and $205,926 in reduction in receivables from the reversal of revenues.  This overall difference was offset to some extent by amortization of $220,764 in deferred license and royalty revenues, amortization of $261,777 in deferred grant income, $459,555 in accounts receivables, $699,155 in accounts payable and accrued liabilities, and net loss of $2,763,169 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the nine months ended September 30, 2012, $91,223 in net cash was provided from our investing activities.  The primary component of cash was $292,387 of cash acquired in connection with the merger with XenneX, offset by $205,135 cash used in the purchase of equipment.

Cash generated by financing activities

During the nine months ended September 30, 2012, $286,552 in net cash was provided from our financing activities. The cash was received in connection with the exercise of stock options issued under our stock option plan.

Contractual obligations

We had no fixed, non-cancelable contractual obligations as of September 30, 2012, with the exception of office and laboratory facility operating leases.  The lease of our office and laboratory in Alameda, California expires on January 31, 2016.  We have an option to extend the lease for one additional term of five years, with the rent to be determined at the time of the extension based on the prevailing market rate for comparable facilities.  Base monthly rent under our current Alameda facility lease is $28,987 per month ($29,856 from December 2012) and will increase by three percent each year.  In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

We also currently pay $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to us by one of our directors at his cost for use in conducting meetings and other business affairs.

ESI’s lease of office space in Singapore expired on October 31, 2012. Base monthly rent under that lease was S$2,952 (~US$2,400). The lease was not renewed. ESI’s Singapore lease of lab space expired on October 31, 2012.  Base monthly rent under the Singapore laboratory lease was S$8,700 (~US$7,090). The lease was renewed and expires on October 31, 2013. Base monthly rent under new lease will be S$9,600 (~US$7,820). In addition to base rent, ESI pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

LifeMap’s lease of office space in Tel Aviv, Israel expired on April 30, 2012.  Base monthly rent under that lease was ILS 15,000 (~US$3,820) per month.  The lease was renewed with additional space effective June 1, 2012 through May 31, 2015.  Base monthly rent under the renewed lease is ILS 20,720 (~US$5,280) per month.  The original lease was extended through May 31 as the new space was not ready on May 1.  In addition to base rent, LifeMap pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located. LifeMap also leases several parking spots.

LifeMap also currently leases office space in Hong Kong. This lease expires on November 30, 2013.  Base monthly rent under the lease is HK$6,401 (~US $825) per month for the use of approximately 800 square feet of office space. In addition to base rent, LifeMap pays certain costs related to the operation of the building in which the leased premises are located.

LifeMap also currently leases office space in Marshfield, Massachusetts. This lease expires on September 30, 2015.  Base monthly rent under the lease is $1,082 per month for the use of approximately 750 square feet of office space. The lease was assumed in connection with the merger with XenneX which occurred in May 2012.

Cell Cure Neurosciences' lease of office and laboratory space in Israel expires on June 1, 2014.  Base monthly rent for that facility is approximately ILS 33,000 (~US$8,400).  In addition to base rent, Cell Cure Neurosciences pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located. Cell Cure Neurosciences will be liable for ILS 850,000 (~US$216,640) in improvement costs should they not renew the lease after it expires.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries.  We do not engage in foreign currency hedging activities.  Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of September 30, 2012, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the nine months ended September 30, 2012 and for the fiscal years ended December 31, 2011, 2010 and 2009 were $15,390,749, $17,535,587, $10,287,280, and $5,144,499, respectively, and we had an accumulated deficit of $95,860,758 as of September 30, 2012, and $80,470,009, $63,954,509, and $52,769,891, as of December 31, 2011, 2010, and 2009, respectively.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  More recently, we have financed a portion of our operations with research grants.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

●
The experimentation we are doing is costly, time consuming, and uncertain as to its results.  We incurred research and development expenses amounting to $13,323,410 during the nine months ended September 30, 2012, and $13,699,691, $8,191,314, and $3,181,729 during the fiscal years ended December 31, 2011, 2010, and 2009, respectively.

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

●
Government-imposed bans, restrictions and religious, moral, and ethical concerns with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on the growth of the stem cell industry, even if research proves that useful medical products can be developed using human embryonic stem cells.

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

●
At September 30, 2012, we had $7,830,347 of cash and cash equivalents on hand.  There can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology.  Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

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

Operating our business through subsidiaries, some of which are located in foreign countries, also adds to the complexity of our internal control over financial reporting and adds to the risk of a system failure, an undetected improper use or expenditure of funds or other resources by a subsidiary, or a failure to properly report a transaction or financial results of a subsidiary. We allocate certain expenses among BioTime itself and one or more of our subsidiaries, which creates a risk that the allocations we make may not accurately reflect the benefit of an expenditure or use of financial or other recourses by BioTime as the parent company and the subsidiaries among which the allocations are made. An inaccurate allocation may impact our consolidated financial results, particularly in the case of subsidiaries that we do not wholly own since our financial statements include adjustments to reflect the minority ownership interests in our subsidiaries held by others.

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

Government-imposed bans, restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products

●	Government-imposed restrictions with respect to the use of embryos or human embryonic stem cells in research and development could limit our ability to conduct research and develop new products.

●
Government-imposed bans, restrictions on the use of embryos or hES cells in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products.  During March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s Executive Order, the National Institutes of Health (“NIH”) has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research.  The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors.  The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares.  As of September 30, 2012, there were 50,868,932 issued and outstanding common shares, 3,492,135 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, and 556,613 shares reserved for issuance upon the exercise of common share purchase warrants. As of September 30, 2012 our subsidiaries held, 1,706,174 BioTime common shares which the subsidiaries may sell from time to time to raise capital for their operations. No preferred shares are presently outstanding.

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

The market price of our common shares could be impacted by prices at which we sell shares in our subsidiaries

The operation of some our subsidiaries has been financed in part through the sale of capital stock in those subsidiaries, and our subsidiaries may sell shares of their capital stock in the future for financing purposes.  The prices at which our subsidiaries may sell shares of their capital stock could impact the value of our company as a whole and could impact the price at which our common shares trade in the market.  Even if subsidiaries sell their capital stock at prices that reflect arm’s length negotiation with investors, there is no assurance that those prices will reflect a true fair market value or that the ascribed value of the subsidiary based on those share prices will be fully reflected in the market value of our common shares.  Similarly, a sale of subsidiary capital stock at a price that the market perceives as low could adversely impact the market price of our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

No applicable.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

2.1
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Share Exchange and Contribution Agreement, dated July 24, 2012, among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. (4)

10.1	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended.*

10.2	Amendment to Share Exchange and Contribution Agreement, dated September 28, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P.*

10.3	Share Purchase Agreement, dated November 1, 2012, between Cell Cure Neurosciences, Ltd. and BioTime, Inc.*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012.

(2)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

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

BIOTIME, INC.

Date: November 9, 2012	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 9, 2012	/s/ Peter S. Garcia
Peter S. Garcia
Chief Financial Officer

Exhibit
Numbers	Description

2.1
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Share Exchange and Contribution Agreement, dated July 24, 2012, among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P.(4)

10.1	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended.*

10.2	Amendment to Share Exchange and Contribution Agreement, dated September 28, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P.*

10.3	Share Purchase Agreement, dated November 1, 2012, between Cell Cure Neurosciences, Ltd. and BioTime, Inc.*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012

(2)	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

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