Form 10-K
period 2012-12-31
BIOTIME INC
filed 2013-03-18
CIK 876343

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The approximate aggregate market value of voting common shares held by non-affiliates computed by reference to the price at which common shares were last sold as of June 30, 2012 was $121,654,342. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of March 14, 2013 was 54,906,793.

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

Item 1. Business

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Products made from these “pluripotent” stem cells are being developed by us and our subsidiaries, each of which concentrates on different medical specialties, including: neuroscience, oncology, orthopedics, and blood and vascular diseases. Our commercial strategy is heavily focused on near-term commercial opportunities including our current line of research products such as PureStem™ cell lines (which we previously called ACTCellerate™ cell line) and associated ESpan™ culture media, HyStem® hydrogels, human embryonic stem cell lines, and royalties from Hextend®.  Potential near term therapeutic and diagnostic product opportunities include Renevia™ (formerly known as HyStem®-Rx) as a cell delivery device expected to enter clinical trials in Europe in 2013, and the launch of PanC-Dx™ as a novel blood-based cancer screen, expected by 2014 in Europe.  Our long-term strategic focus is to provide regenerative therapies for age-related degenerative diseases.

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

Our commercial efforts in regenerative medicine include the development and sale of products designed for research applications in the near term as well as products designed for diagnostic and therapeutic applications in the medium and long term.  We offer advanced human stem cell products and technology that can be used by researchers at universities and at companies in the bioscience and biopharmaceutical industries.  We have developed research and clinical grade hES cell lines that we market for both basic research and therapeutic product development.  Our subsidiary, ES Cell International Pte. Ltd (“ESI”), has developed six hES cell lines that are among the best characterized and documented cell lines available today.  Developed using current Good Manufacturing Practices (“cGMP”) that facilitate transition into the clinic, these hES cell lines are extensively characterized and five of the six cell lines currently have documented and publicly-available genomic sequences.  The ESI hES cell lines are now included in the Stem Cell Registry of the National Institutes of Health (“NIH”), making them eligible for use in federally funded research, and all are available for purchase through http://bioreagents.lifemapsc.com.  We also market human embryonic progenitor cell (“hEPCs”), which are called PureStem™ cell lines and were developed using ACTCellerate™ technology.    These hEPCs are purified lineages of cells that are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  We expect that hEPCs will simplify the scalable manufacture of highly purified and identified cell types and will possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapies. The PureStem™ cell lines are also available for purchase through http://bioreagents.lifemapsc.com.

Research products can be marketed without regulatory or other governmental approval, and thus offer relatively near-term business opportunities, especially when compared to therapeutic products.  The medical devices and diagnostics that we and our subsidiaries are developing will require regulatory approval for marketing, but the clinical trial and approval process for medical devices is often faster and less expensive than the process for the approval of new drugs and biological therapeutics.  Our current and near-term product opportunities, combined with expected long-term revenues from the potentially very large revenue that could be derived from cell-based therapeutic products under development at our subsidiaries, provide us with a balanced commercial strategy.  The value of this balance is apparent in the commercial field of regenerative medicine as competitors whose sole focus is on long-term therapeutic products have found it challenging to raise the requisite capital to fund clinical development.

Our HyStem® hydrogel product line is one of the components in our near-term revenue strategy.  HyStem® is a patented biomaterial that mimics the human extracellular matrix, which is the network of molecules surrounding cells in organs and tissues that is essential to cellular function.  Many tissue engineering and regenerative cell-based therapies will require the delivery of therapeutic cells in a matrix or scaffold to sustain cell survival after transplantation and to maintain proper cellular function.  HyStem® is a unique hydrogel that has been shown to support cellular attachment and proliferation in vivo.

Renevia™ (formerly known as HyStem®-Rx) is a clinical grade formulation of HyStem-C®, a biocompatible, implantable hyaluronan and collagen-based matrix for cell delivery in human clinical applications.  As an injectable product, Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells, mesenchymal stem cells, or other adult stem cells.  We will need to obtain approval by the U.S. Food and Drug Administration (“FDA”) and comparable regulatory agencies in foreign countries in order to market Renevia™ as a medical device.  We expect to initiate clinical trials in the European Union during the first half of 2013 for CE marking.

Other HyStem® products are currently being used by researchers at a number of leading medical schools in pre-clinical studies of stem cell therapies to facilitate wound healing, for the treatment of ischemic stroke, brain cancer, vocal fold scarring, and for myocardial infarct repair.  Our HyStem® hydrogels may have other applications when combined with the diverse and scalable cell types our scientists have isolated from hES cells.

Our subsidiary, OncoCyte Corporation, is developing PanC-Dx™, a novel non-invasive blood-based cancer screening test designed to detect the presence of various human cancers, including cancers of the breast, lung, bladder, uterus, stomach, and colon, during routine check -ups.  We intend to initially seek regulatory approval to market PanC-Dx™ in Europe as a screen for breast cancer before seeking regulatory approvals required to market the product in the U.S. and other countries.

Our subsidiary, LifeMap Sciences markets GeneCards®, the leading human gene database, as part of an integrated database suite that includes LifeMap Discovery™, the database of embryonic development, stem cell research and regenerative medicine; and MalaCards, the human disease database.  LifeMap Sciences also markets PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap Sciences will utilize its databases as part of its online marketing strategy for our research products to reach life sciences researchers at biotech and pharmaceutical companies and at academic institutions and research hospitals worldwide.

LifeMap Sciences is also the internet sales and marketing arm of our research products for sale through the website http://bioreagents.lifemapsc.com.  We now offer 12 PureStem™ hEPC and five hES cell lines developed under cGMP by our subsidiary ESI for sale, and hES cell lines carrying inherited genetic diseases.  The hES cell lines developed by ESI are included in the NIH Stem Cell Registry, making them eligible for use in federally funded research, and five of the six cell lines currently have documented and publicly-available genomic sequences.  We anticipate adding additional cell lines and related ESpan™ growth media and differentiation kits over time.

During January 2013, we entered into an Asset Contribution Agreement with our subsidiary BioTime Acquisition Corporation (“BAC”) and Geron Corporation pursuant to which BAC will acquire a significant portfolio of patents and patent applications, cell lines, and hES technology and know-how related to potential therapeutic products in various stages of development.  Two of the products under development have already been used in early stage clinical trials.  The acquisition of the Geron stem cell assets is expected to occur no later than September 30, 2013.  The completion of the transaction is subject to the satisfaction of certain conditions.  See “BioTime Acquisition Corporation and the Asset Contribution Agreement.”

Plasma Volume Expander Products

We have developed and licensed manufacturing and marketing rights to Hextend®, a physiologically balanced blood plasma volume expander used for the treatment of hypovolemia in surgery, emergency trauma treatment, and other applications.  Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury.  Hextend® maintains circulatory system fluid volume and blood pressure and helps sustain vital organs during surgery or when a patient has sustained substantial blood loss due to an injury.  Hextend® is the only blood plasma volume expander that contains lactate, multiple electrolytes, glucose, and a medically approved form of starch called hetastarch.  Hextend® is sterile, so its use avoids the risk of infection.  Health insurance reimbursements and HMO coverage now include the cost of Hextend used in surgical procedures.

Hextend® is manufactured and distributed in the United States by Hospira, Inc., and in South Korea by CJ CheilJedang Corp. (“CJ”), under license from us.

Key Accomplishments in 2012

In January 2012, we licensed key technology obtained in an exclusive license from The Wistar Institute in Philadelphia, PA for technology related to a gene designated as SP100.  Wistar Institute researchers have demonstrated pivotal roles for this gene in both cancer and stem cell biology.  Scientists at BioTime’s subsidiaries OncoCyte Corporation and ReCyte Therapeutics, Inc. plan to apply this technology in the development of innovative medical products for cancer and vascular diseases.  In conjunction with the license agreement, BioTime has agreed to fund research at The Wistar Institute to advance the technology, and BioTime will receive certain rights to negotiate additional licenses for any technologies invented as a result of the research.

In May 2012, through our subsidiary, LifeMap Sciences, we acquired XenneX Corporation.  The acquisition integrated GeneCards® and associated databases in a centralized resource.  LifeMap now holds the exclusive, worldwide licenses to market GeneCards® and PanDaTox.  GeneCards® is a searchable, integrated, database of human genes that provides concise genomic, transcriptomic, genetic, proteomic, functional and disease related information, on all known and predicted human genes.  PanDaTox is a recently developed, searchable, database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes, and to improve the efficiency of metabolic engineering.  Through this acquisition we began recognizing license revenue based upon subscription and advertising fees from customers worldwide including biotechnology, pharmaceutical and other life sciences companies, as well as organizations dealing with biotechnology intellectual property.

Through the acquisition, XenneX stockholders received 1,362,589 shares of LifeMap Sciences common stock, which represents approximately 13% of the LifeMap Sciences common stock now outstanding. XenneX shareholders also received 448,429 BioTime common shares as part of the transaction.

In August, 2012 our subsidiary OncoCyte announced the publication of a scientific report on the gene COL10A1 and its potential as a marker for numerous types of human cancers.  The paper described the microarray-based approach used to identify COL10A1 as a pan-cancer biomarker with significantly elevated expression in diverse malignant tumor types including cancers of the breast, stomach, colon, lung, bladder, pancreas, and ovaries.  In addition, the protein was shown to be specifically localized within tumor vasculature.  Combined, these findings will be an important basis for the development and application of new diagnostic and therapeutic strategies, including the measurement of Collagen Type X in the blood as a screen for the presence of cancer, the use of antibodies that recognize and bind to the protein to visualize and locate tumors in the body, and the targeted delivery of tumor-destroying agents.

In November, 2012, we made an additional investment in our subsidiary Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”) through which we agreed to purchase 87,456 Cell Cure Neurosciences ordinary shares in exchange for 906,735 BioTime common shares.  The transaction closed in January 2013.  As a result of the share purchase, BioTime owns, directly and through its wholly owned subsidiary ESI, approximately 62.6% of the outstanding ordinary shares of Cell Cure Neurosciences.

In September, 2012 we formed a new subsidiary, BAC, to acquire assets in the stem cell field for use in developing and commercializing products for regenerative medicine.  In November 2012 we and BAC signed a letter of intent with Geron which contained terms of a potential transaction through which Geron would contribute to BAC its intellectual property and other assets related to Geron’s discontinued human embryonic stem cell programs and BioTime would contribute to BAC cash, BioTime common shares, warrants to purchase common shares of BioTime at a pre-specified price, rights to use certain human embryonic stem cell lines, and minority stakes in two of BioTime’s subsidiaries.  In January 2013, we  entered into a definitive agreement through an Asset Contribution Agreement with BAC and Geron pursuant to which Geron has agreed to contribute certain assets, including intellectual property and proprietary technology, including certain patents and know-how related to human embryonic stem cells; certain biological materials and reagents; certain laboratory equipment; certain contracts; Geron’s Phase I clinical trial of oligodendrocyte progenitor cells in patients with acute spinal cord injury, and Geron’s autologous cellular immunotherapy program, including the Phase I/II clinical trial of autologous immunotherapy in patients with acute myelogenous leukemia; and certain regulatory filings, in exchange for shares of BAC common stock, and we have agreed to contribute 8,902,077 common shares; warrants to subscribe for and purchase 8,000,000 additional common shares; $5,000,000 in cash; 10% of the issued and outstanding shares of common stock of our subsidiary OrthoCyte Corporation; 6% of the issued and outstanding ordinary shares of our subsidiary Cell Cure Neurosciences; and a quantity of certain human hES cell lines produced under cGMP, and a non-exclusive, world-wide, royalty-free license to use those hES cell lines and certain patents pertaining to stem cell differentiation technology, in exchange for BAC common stock and warrants to purchase BAC common stock.  We expect the transaction to close in the third quarter of 2013.

Related to the proposed acquisition of Geron’s stem cell assets by BAC, we and BAC entered into agreements for a $10 million investment from a private investor to provide financing for the proposed acquisition of the Geron stem cell assets.  Under the agreed terms, the investor will invest $5 million in BioTime in two tranches by purchasing a total of 1.35 million BioTime common shares at a purchase price of approximately $3.70 per share, and warrants to purchase approximately 650,000 additional BioTime common shares with an exercise price of $5 per share and a three year term. The initial investment tranche of $2 million was made in January, 2013.  The second tranche of $3 million was originally intended to close later this year concurrent with the closing of the Asset Contribution Agreement.  However, on March 7, 2013 we executed an amendment with the investor to accelerate the closing date to April 10, 2013. In addition, the investor will contribute $5 million in cash to BAC in exchange for shares of BAC common stock that, upon issuance, will represent approximately 7% of the BAC common stock then issued and outstanding, plus warrants to purchase approximately 350,000 additional shares of BAC common stock at an exercise price of $5 per share, with a three year term.

Additional Information

HyStem®, Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and Renevia™, PureStem™, ESpan™, and ESpy® are trademarks of BioTime, Inc.  ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc.  ReCyte™ is a trademark of ReCyte Therapeutics, Inc.  PanC-Dx™ is a trademark of OncoCyte Corporation.  GeneCards® is a registered trademark of Yeda Research and Development Co. Ltd.

We were incorporated in 1990 in the state of California.  Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502.  Our telephone number is (510) 521-3390.

Business Strategy

One of our goals is to develop cell-based regenerative therapies for age-related degenerative disease.  The degenerative diseases of aging meet several criteria that make them an attractive business opportunity.  First, the elderly comprise a large and growing segment of both the U.S. and the world population. Second, chronic diseases account for nearly 75% of health care costs.  Third, because many age-related diseases appear to be caused by the inherent limited capacity of aged human cells to regenerate damaged tissues in the body, our cell replacement technologies may eliminate the high costs associated with years of palliative care addressing these large markets.

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

In September 2012 we formed a new subsidiary, BAC, to acquire assets in the stem cell field for use in developing and commercializing products for regenerative medicine.  During January 2013, BAC entered into the Asset Contribution Agreement to acquire the assets that Geron had used in its stem cell research and development programs. By acquiring Geron’s stem cell assets, BAC will have the use of cell lines and other biological materials, patents, and technology developed by Geron over 12 years of work focused in the following complementary lines of research:

●	the establishment of cell banks of undifferentiated hES cells produced under current good manufacturing procedures “cGMP” and suitable for human therapeutic use;

●
the development of scalable differentiation methods which convert, at low cost, undifferentiated hES cells into functional cells suitable for human therapeutic cells that can be stored and distributed in the frozen state for “off-the-shelf” use;

●	the development of regulatory paradigms to satisfy both U.S. and European regulatory authority requirements to begin human clinical testing of products made from hES cells; and

●	the continuous filing and prosecution of patents covering inventions to protect commercialization rights, as well as consummating in-licenses to enable freedom to operate in a variety of fields.

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership as at December 31, 2012, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ES Cell International Pte. Ltd.	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Diagnosis and treatment of cancer	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis	100%	USA
Cell Cure Neurosciences, Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	53.6%(1)	Israel
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	Vascular disorders, including cardiovascular-related diseases, vascular injuries, and acquired lymphedema Endothelial progenitor cells for research and drug testing; iPS cell banking	95.15%	USA
BioTime Asia, Limited	Ophthalmologic, skin, musculo-skeletal system, and hematologic diseases for Asian markets. Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases; sale of stem cell products for research	73.2%	USA
LifeMap Sciences, Ltd.	Stem cell database	(2)	Israel
BioTime Acquisition Corporation	Research, development and commercialization of human therapeutic products from stem cells	96.7%(3)	USA

(1)
In January 2013 Cell Cure Neurosciences issued additional ordinary shares to BioTime in exchange for BioTime common shares which increased BioTime’s ownership, directly and through ESI, to approximately 62.6%.  See Note 23 to the Consolidated Financial Statements.

(2)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.
(3)
We expect our percentage ownership will be reduced to approximately 71.6% after BAC issues common stock to us and Geron pursuant to the Asset Contribution Agreement and sells common stock and warrants to a private investor for cash in a related transaction

The joint ownership of subsidiaries with other investors will allow us to fund the expensive development costs of therapeutics in a manner that spreads the costs and risk and reduces our need to obtain more equity financing of our own that could be dilutive to our shareholders.  In some cases, the co-investors in our subsidiaries may include other participants in the pharmaceutical or biotechnology industry and their affiliates.  An example of this would be our investment in Cell Cure Neurosciences, which was made in concert with investments from Teva Pharmaceutical Industries, Ltd. and HBL-Hadasit Bio-Holdings, Ltd.

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

ESI and scientists from Sydney IVF, Australia's leading center for infertility and in vitro fertilization ("IVF") treatment, also published a scientific report, “The Generation of Six Clinical-Grade Human Embryonic Stem Cell Lines” (Cell Stem Cell 1: 490-494).  The paper outlined the procedures used to document the production of clinical-grade hES cell lines derived on human feeder cells obtained from an FDA approved source, produced in a licensed cGMP facility, with donor consent and medical screening of donors.  Combined with our ACTCellerate™ technology that allows for the derivation of a wide array of hEPCs with high levels of purity and scalability, and site-specific homeobox gene expression, we believe that ESI's clinical-grade master cell banks may be used to generate clonal clinical-grade embryonic progenitor cells - of great interest to the biopharmaceutical industry.  We expect that the acquisition of ESI's clinical-grade hES cell bank will save years of development time and thereby accelerate the development of clinical-grade progenitor cells for potential use as research and therapeutic products.

ESI’s six cGMP hES cell lines have been approved by the NIH for inclusion in the Human Embryonic Stem Cell Registry, which renders those cell lines eligible for use in federally funded research.

The ESI hES cell lines are available for purchase through http://bioreagents.lifemapsc.com.  We also market human Embryonic Progenitor Cells (hEPCs), under the PureStem™ brand, which were developed using ACTCellerate™ technology.  These hEPCs are expected to possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapies.  Our hEPCs are also available for sale through http://bioreagents.lifemapsc.com.

During November and December 2010, we signed agreements with the CIRM and the University of California system to distribute five research-grade and GMP compliant ESI hES cell lines to California-based researchers.  We believe that making the GMP-grade cell lines available to researchers may streamline the translation of basic science into therapies.  We provided research-grade cell lines free of charge to CIRM-funded and California-based researchers until April 30, 2011.  The research-grade cells are now available to researchers through LifeMap Sciences, Inc. at http://bioreagents.lifemapsc.com.

We have derived the complete genome sequence of five of the ESI hES cell lines to facilitate the development of products derived from these cell lines.  We have made these GMP-grade cell lines, along with certain documentation and complete genomic DNA sequence information, available for sale.  We will charge a price for the GMP-grade cell lines that covers our production and delivery costs. Although no royalties will be payable to us by researchers who acquire the cell lines for research use, researchers who desire to use the GMP cell lines for therapeutic or diagnostic products, or for any other commercial purposes, may do so only after signing commercialization agreements acceptable to us.  Commercialization agreements under this program will entitle us to receive royalties on net sales not to exceed 2% of net sales, reducible to 1.5% if the researcher must pay any other royalties in connection with the commercialization of their product.

Human Embryonic Progenitor Cells

Through our subsidiary ReCyte Therapeutics we acquired a license from Advanced Cell Technology, Inc. (“ACT”) to use ACTCellerate™ technology, and the rights to market more than 200 novel human cell types made using that process.  This technology allows the rapid isolation of novel, highly purified hEPCs, which are cells that are intermediate in the developmental process between embryonic stem cells and fully differentiated cells. These cell lines are produced by the exogenous expression of specific transcription factors that regulate the differentiation of diverse cell types from hES or iPS cells.  Not only are hEPCs expected to possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapies, they are relatively easy to manufacture on a large scale and in a purified state, which may make it more advantageous to work with them than directly with hES or iPS cells.

●	Commercial Distribution of PureStem™ hEPC

We now offer 12 PureStem™ hEPC for purchase through our subsidiary LifeMap Sciences at http://bioreagents.lifemapsc.com, and we anticipate adding additional PureStem™ hEPC and related ESpan™ growth media and differentiation kits over time. LifeMap Sciences is also undertaking new efforts to provide online biomedical database services through its LifeMap Discovery™ database to increase awareness of molecular markers and diverse cell types comprising our PureStem™ hEPC.  Through BioTime’s current inventory of over 200 hEPC, we plan to continually add additional PureStem™ cells to our product offering.

●	CIRM Grant TR-1276

On April 29, 2009, CIRM awarded us a $4,721,706 grant for a stem cell research project related to our ACTCellerate™ technology.  Our grant is titled “Addressing the Cell Purity and Identity Bottleneck through Generation and Expansion of Clonal Human Embryonic Progenitor Cells.”  Research under this grant was completed on August 31, 2012.

Our CIRM-funded research addresses the need for industrial scale production of purified therapeutic cells.  Unlike a drug that may persist in the body for a matter of hours or days, a cell can persist in the body for an entire lifetime, and therefore purity and precise identification of desired therapeutic cells are essential for developing cell-based therapies.  Current methodologies for preparing cell therapeutics from hES or iPS cells typically involve complex and difficult derivation processes that result in heterogeneous populations of cells, only a portion of which is the intended therapeutic agent.  The pluripotency that allows hES cells to differentiate into all types of cells also poses the problem of assuring that all hES cells in a cultured batch differentiate into the desired type of body cell.  Contamination of hES or iPS derived cells with the wrong cells could lead to diseases or disorders resulting from normal but inappropriate tissue growth or tumor formation.  However, because our hEPCs are clonal, meaning that they are derived from a single cell, they have the potential to grow as a highly purified and identified cell line.  For this reason, this CIRM-funded research is of direct benefit to us in manufacturing cell types for the research markets and potential therapeutic product candidates.

The overall CIRM funded project provided well-characterized hEPCs that are precursors of therapeutic cells such as kidney, blood vessel, muscle, cartilage, and skin cells, among other cell types.  The CIRM funding for this research project ended on August 31, 2012.

We received the quarterly payments from CIRM, totaling $790,192, during the second half of 2009, quarterly payments, totaling $1,575,523, during the year ended December 31, 2010, payments, totaling $1,570,663, during the year ended December 31, 2011, and totaling $392,665 during the year ended December 31, 2012.  The final quarterly installment of $392,664 outstanding as of December 31, 2012 was collected in February 2013.

hES Cells Carrying Genetic Diseases

We plan to add to our product line novel muscle progenitor cells produced from five hES cell lines carrying genes for Duchenne muscular dystrophy, Emery-Dreifuss muscular dystrophy, spinal muscular atrophy Type I, facioscapulohumeral muscular dystrophy 1A, and Becker muscular dystrophy.  We have a contract to obtain the diseased hES cell lines from Reproductive Genetics Institute (“RGI”).  Our goal is to produce highly purified and characterized progenitor cell types useful to the research community for applications such as drug screening for the development of therapies for these devastating diseases.

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

We are marketing a line of cell-growth media products called ESpan™.  These growth media are optimized for the growth of hEPC types.  Cells need to be propagated in liquid media, in both the laboratory setting, where basic research on stem cells is performed, and in the commercial sector where stem cells will be scaled up for the manufacture of cell-based therapies or for the discovery of new drugs.  We expect that rather than propagating hES cells in large quantities, many end users will instead propagate cells using media optimized for the propagation of hEPCs created from hES cells.  Some of our ESpan™ products are currently marketed through Millipore Corporation.

ESpy® Cell Lines

Additional new products that we have targeted for launch in 2013 are ESpy® cell lines, which will be derivatives of hES cells and will emit beacons of light.  The ability of the ESpy® cells to emit light will allow researchers to track the location and distribution of the cells in both in vitro and in vivo studies.

Renevia™ for Cell Delivery Medical Devices and HyStem® Hydrogel for Research

Our HyStem® hydrogel product line is one the components in our near-term revenue strategy.  HyStem® is a patented biomaterial that mimics the ECM, the network of molecules surrounding cells in organs and tissues that is essential to cellular function.  Many tissue engineering and regenerative cell-based therapies will require the delivery of therapeutic cells in a matrix or scaffold for proper function.  HyStem® is a unique hydrogel that has been shown to support cellular attachment and proliferation in vivo.  Current research at leading medical institutions has shown that HyStem® is compatible with a wide variety of tissue types including brain, bone, skin, neural, cartilage, and heart tissues.

We are developing Renevia™, a clinical grade HyStem® hydrogel, as an injectable product.  Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells or other adult stem cells.  Adult stem cell types such as adipose stem cells obtained from a patient through liposuction can be transplanted back into the same patient at another location in the body, without the risk of rejection associated with the transplant of donor tissues.  However, the transplantation of cells without the molecular matrix in which cells normally reside often leads to widespread cell death or the failure of the transplanted cells to remain at the transplant site.  The transfer of cells in Renevia™ may resolve these issues by localizing the transplanted cells at the intended site and by providing a three-dimensional scaffold upon which cells can rebuild normal tissue.  Renevia™ may support other emerging cell and tissue transplant therapies such as those derived from hES and iPS cells, in addition to its potential application in the treatment of a number of conditions such as osteoarthritis, brain tumors, stroke, bone fracture, and wounds.

We have successfully completed ISO 10993 biocompatibility studies for Renevia™.  These tests, as prescribed by the International Organization for Standardization for permanent implantable medical devices, are required by the FDA and European Union regulatory authorities prior to beginning clinical studies in humans.  The results of these preclinical studies successfully demonstrated the safety and biocompatibility of Renevia™.

Our next milestone will be the completion of manufacture of clinical lots under cGMP by the second quarter of 2013 which will enable the initiation of clinical trials in the European Union by mid 2013.  In its first clinical application, Renevia™ will be used with autologous adipose cells to restore subcutaneous tissue lost as a result of injury, oncologic resection, or congenital defects.  Restoration of the normal skin contour is an important quality-of-life issue, not only in elective cosmetic procedures, but also in reconstructive surgeries needed to repair deformities and traumatic injuries to the face and upper extremities.  Our plan is to bring Renevia™ to the medical market first in the EU, where the anticipated cost of the clinical trials would be relatively low.  Once the use of Renevia™ in surgery is established in the EU, we plan to seek FDA approval to market Renevia™ in the larger American market where there are approximately 4 million surgical reconstructive procedures performed per year.

Other HyStem® hydrogels are currently being used by researchers at a number of medical schools in pre-clinical studies of stem cell therapies to facilitate wound healing; the treatment of ischemic stroke, brain cancer, and vocal fold scarring; and myocardial infarct repair.  HyStem® hydrogels may have other applications when combined with the diverse and scalable cell types our scientists have isolated from hES cells.  Our HyStem® technology forms the foundation for unique stem cell delivery products in both the adult and embryonic stem cell marketplace, including products manufactured using our ACTCellerate™ technology.

Subsidiaries Focused on Stem Cell-Based Therapies for Specific Diseases

OncoCyte: Novel Cancer Diagnostics and Therapeutics.

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

PanC-DX™ for diagnosis of cancer

OncoCyte’s lead diagnostic product is PanC-Dx™, a kit designed to detect the presence of various human cancers, including cancers of the breast, lung, bladder, uterus, stomach, and colon in blood during routine check-ups.  PanC-Dx™ would require only a simple antibody-based blood test.  Initial studies performed by OncoCyte have indicated that PanC-Dx™ may be useful for detecting a much wider range of cancer types than that detected by blood tests currently available to clinicians.  By facilitating early non-invasive detection, PanC-Dx™ could lead to more successful therapeutic outcomes through earlier diagnosis and treatment while reducing the costs of cancer monitoring and increasing the availability of affordable cancer screening worldwide

Based on large unmet need, market size, and data generated thus far from patient sera screening, OncoCyte is initially focusing its PanC-Dx™ efforts on biomarkers associated with breast cancer.  The apparent high correlation of certain combinations of biomarkers in breast cancer has made this indication an attractive initial target.  OncoCyte's goal is to launch PanC-Dx™ in Europe in 2014 if clinical trials are successful, and later to seek FDA approval to market PanC-Dx™ in the U.S.  A blood screening test for cancer markers meets the definition of an in vitro diagnostic product as defined in the European Directive on in vitro diagnostic medical devices (IVD).  Under this directive, IVD products placed into the European market must bear the CE mark, which indicates the product is in conformity with all applicable requirements of safety, performance, instructions, markings, and quality sufficient for the safe and effective use of the product.

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

OncoCyte has achieved several key advances during 2012, including:

●
Completion of the development and characterization of over 50 proprietary, patent pending, monoclonal antibodies targeting 7 novel cancer antigens.  OncoCyte’s findings show a significant elevation of these antigens in the blood of cancer patients when compared to healthy control patients;

●	Initiation of validation studies of ELISA assays in order to demonstrate high-sensitivity detection of target antigens using proprietary monoclonal antibodies;

●	Completion of large-scale manufacturing of 11 proprietary monoclonal antibodies;

●	Initiation of prototype development for a second detection format (solid phase ELISA point of care testing) through a collaborative development agreement; and

●	Initiation of clinical trial protocol design analysis in consultation with key opinion leaders and outside diagnostic experts.

OncoCyte’s key goals for 2013 will be:

●	Completion of validation of proprietary ELISAs in a patient sample dataset;

●	Formalization of additional relationships with key opinion leaders at major medical institutions;

●	Institutional review board (IRB) approval and initiation of a large, prospective multicenter patient study at leading breast cancer institutions;

●	Presentation of key findings at major oncology-related scientific conferences; and

●	Submission of manuscripts to peer-reviewed scientific journals for publication.

Cancer Therapy

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

On August 23, 2011, OncoCyte received $10.0 million in equity financing from us and a private investor.  We believe that OncoCyte has sufficient capital to carry out its research and development plan during 2013.  We may provide additional financing for OncoCyte, or obtain financing from third parties, based on our evaluation of progress made in its research and development program, any changes to or the expansion of the scope and focus of its research, and our projection of future costs.

We presently own 75.3% of the OncoCyte common stock outstanding.  The other shares of OncoCyte common stock are owned by two private investors.  OncoCyte has adopted a stock option plan under which it may issue up to 4,000,000 shares of its common stock to officers, directors, employees, and consultants of OncoCyte and BioTime.  As of December 31, 2012, options to purchase 2,730,000 shares of OncoCyte common stock had been granted.

OrthoCyte: Osteochondral Progenitor Cells for Orthopedic indications

OrthoCyte is our wholly owned subsidiary developing cellular therapeutics for orthopedic disorders.  OrthoCyte’s lead project is the development of hEPC to repair cartilage damaged by injury or disease, including osteoarthritis.  OrthoCyte has identified several PureStem™ cells that display potential to differentiate into diverse types of cartilage, and these lines are showing promising results in animal preclinical testing for effectiveness of cartilage repair.  Our current goal is to demonstrate the safety and efficacy of the cells using in vivo models of articular disease. OrthoCyte has compiled proprietary animal preclinical data on two therapeutic product candidates designated as OTX-CP03 and OTX-CP07, which are formulated in our HyStem® hydrogel, and which showed initial evidence of safety and efficacy in animal models of joint disease.  If our studies in animal models prove successful, we would plan to initiate an Investigational New Drug (“IND”) filing with the FDA for this application.

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

Additional in vitro testing suggests a wide range of possible applications for osteochondral PureStem™ cells. OrthoCyte is preparing to test the utility of various osteochondral PureStem™ cells that display potential to differentiate into bone and other types of cartilage-like tissues such as intervertebral disc tissue.  In collaboration with world-renown academic institutes in the field of degenerative disc disease and back pain, PureStem™ cells formulated in our HyStem® hydrogel will be tested in spine disease animal models broadly recognized for their translation potential to clinical trial development.  This screening phase should allow OrthoCyte to assess and potentially select a PureStem™ cell candidate for intervertebral disc repair and bone induction.  We anticipate that successful selection of candidates would move our spine program to an optimization phase followed with a pre-IND meeting with FDA to discuss regulatory paths and additional expected pre-clinical requirements.

Chronic back pain is one of the largest unmet health economic burdens in modern society.  With more than 85% lifetime prevalence, nearly everyone is affected in their lifetime. In most cases, chronic back pain stems from the progressive degeneration of the avascular intervertebral disc tissue which cushions the vertebrae in the spinal column.  This tissue is structurally and functionally similar to other cartilage tissues.  Currently there are no treatment options for people suffering from degenerative disc disease other than risky invasive surgery to fuse the affected discs.  A therapy that would slow down or reverse disc degeneration to delay or avoid surgery would have a great impact in the largest musculoskeletal unmet need.  Various biologic approaches using growth factors or cells from different adult tissues are in various phases of preclinical and early clinical development, but so far none have proven to work effectively.  The opportunity for OrthoCyte to screen, and select a candidate with the appropriate attributes to effectively impact the disease process is an important differentiating factor from other competing technologies.

We presently own a 100% equity interest in OrthoCyte.  We plan to provide additional equity capital to OrthoCyte or seek outside investors.  OrthoCyte has adopted a stock option plan under which it may issue up to 4,000,000 shares of its common stock to officers, directors, employees, and consultants of OrthoCyte and BioTime.  As of December 31, 2012, options to purchase 2,605,000 shares of OrthoCyte common stock had been granted.

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

In October 2010, we, along with Teva Pharmaceutical Industries, Ltd. (“Teva”) and HBL, invested $7.1 million in Cell Cure Neurosciences, primarily to fund the develop of OpRegen™.  At the same time, Cell Cure Neurosciences and Teva entered into a Research and Exclusive License Option Agreement (the “Teva License Option Agreement”) under which Teva obtained an option to acquire an exclusive worldwide license to complete the clinical development of, and to manufacture, distribute and sell OpRegen™ as well as OpRegen-Plus™.  OpRegen-Plus™ is another proprietary product that Cell Cure Neurosciences is developing for the treatment of age-related macular degeneration, but in which the RPE cells are supported on or within a membrane instead of in suspension.  OpRegen-Plus™ is at an earlier stage of laboratory development than OpRegen™.

If Teva exercises the option, it will pay Cell Cure Neurosciences $1,000,000.  Thereafter, Teva will bear all costs and expense of clinical trials and of obtaining regulatory approvals required to market the product.  Teva will make the milestone payments to Cell Cure Neurosciences as the clinical development and commercialization of the product progress.  Milestone payments will be made upon the first use of the product in a Phase II clinical trial; the first use of the product in a Phase III clinical trial; the first commercial sale of the product in the U.S., and the first commercial sale of the product in a European Union country.  If all of the milestones are met, Cell Cure Neurosciences will receive a total of $28.5 million in milestone payments, in addition to the $1,000,000 option payment, for the first approved medical indication of OpRegen™.  Cell Cure Neurosciences would be entitled to receive certain additional milestone payments upon the first commercial sale of OpRegen™ for each additional medical indication in the U.S. or a European Union nation. In addition to milestone payments, Teva will pay Cell Cure Neurosciences royalties on the sale of the product, at rates ranging from 6% to 10% of the net sale price of OpRegen™ depending upon the total amount of annual sales.  The royalty payments will be reduced by 50% with respect to sales in any country in which a generic equivalent product is being sold by a third party unrelated to Teva.

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

While not a classic age-related disease, multiple sclerosis is also on the rise and the National Multiple Sclerosis Society estimates that there are about 400,000 persons with multiple sclerosis in the U.S.  Most people are diagnosed with the disease between the ages of 20 and 50.

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

In November 2012, we entered into a share purchase agreement with Cell Cure Neurosciences through which we agreed to purchase 87,456 Cell Cure Neurosciences ordinary shares in exchange for 906,735 BioTime common shares.  As a result of the share purchase, which closed in January, 2013, BioTime owns, directly and through its wholly owned subsidiary ESI approximately 62.6% of the outstanding ordinary shares of Cell Cure Neurosciences.

ReCyte Therapeutics— Treatment of Vascular Disorders

ReCyte Therapeutics focuses on developing treatments for vascular disorders, including both age-related diseases and injuries. The company was founded in January 2011 as a subsidiary of BioTime, Inc. with significant investment by private shareholders and by us.

The main therapeutic indications for ReCyte Therapeutics products include cardiovascular-related diseases (including cerebrovascular disease or stroke), peripheral artery disease resulting in critical limb ischemia (due to embolism or thrombosis), and acquired or secondary lymphedema.  Therapeutics for cardiovascular-related diseases and complications of cancer treatment combined represent some of the largest, fastest-growing actual and potential markets due to the aging of the baby-boomer population.  ReCyte Therapeutics is working to produce better, more potent therapeutics for these major unmet needs.

Cardiovascular-related diseases are among the leading causes of death and disability in the U.S., and they consume a major and ever-increasing proportion of health care costs.  The National Academy of Sciences has estimated that a potential 58 million Americans are afflicted with cardiovascular disease.

Acquired lymphedema is caused by trauma to the lymphatic vasculature, and in women is an especially common complication of surgical or radiation treatment for breast and gynecologic malignancies.  This affliction presents as chronic swelling and inflammation of an extremity caused by the accumulation of excess lymphatic fluid.  It can begin weeks, months or years after treatment, and does not self-resolve in moderate to severe cases.  Various published estimates place the proportion of female breast cancer survivors in the U.S. that will develop lymphedema over their lifetime at from 10% to 40% (200,000 to 400,000 women).  Currently, there is no advanced pharmacologically-based treatment for this condition.

ReCyte Therapeutics’ products are derived from hES and iPS pluripotent stem cells sources.  They are being designed as either cellular or totally acellular (cell-free) compositions for specific uses.  Acellular products (essentially, protein biologics) would represent an entirely new class of stem cell-derived therapeutics.  Our approaches exploit the widely-held view that products derived from these most primitive sources have unparalleled potential to produce tissue regenerative responses, as compared to the varying amounts of fibrosis and scarring that typically result in marginal or incomplete therapeutic responses achieved with other, especially adult-derived cell products.  Our “eternally youthful” cells also provide unequalled advantages for engineering and tailoring for specific applications during manufacturing stages without incurring a loss of growth potential.

ReCyte Therapeutics has established three core platform technologies with broad applications in developing to therapies for vascular disorders: (1) cell reprogramming to reverse developmental aging; (2) highly efficient derivation of endothelial progenitor cells; and (3) secreted trophic factors of embryonic progenitor cells (a cell-free or acellular product) that can guide tissue and organ regeneration.

These platform technologies are further described below:

Cell Reprogramming

We acquired licenses to intellectual property on reprogramming of cells to pluripotency using key transcription factors in the form of very early patent filings by our Chief Executive Officer, Dr. Michael West and co-inventors at Advanced Cell Technology, Inc. (“ACT”).   ReCyte Therapeutics has filed patent applications on work at BioTime related to this technology.  The advantages of cells that can be reprogrammed to a pluripotent state and then re-differentiated to a specific cell type needed by a patient, is that the process can be done using only the patient’s own body cells, which should make the newly generated cells transplantable back into the patient without the need to administer immunosuppressive drugs to prevent the patient’s body from rejecting the transplant.  ReCyte Therapeutics plans to develop a manufacturing process for the large scale reprogramming of human skin and blood cells by resetting telomere length and simultaneously resetting the cell’s stage of development to the embryonic state.  One application of the research and development effort under consideration is the establishment of a cost-effective manufacturing platform that would be the basis of a cell banking service.  Another useful application would be the establishment of a so-called “reduced complexity library” of pluripotent stem cell lines representing the most common HLA types, so that cells and tissues derived from these may be suitable for transplantation to other recipients using reduced immunosuppressive regimens.

Endothelial Progenitor Cells

Scientists at ReCyte Therapeutics and BioTime have invented and established a medium industrial-scale, highly consistent and GMP-compatible process for the directed differentiation of pure endothelial progenitor cells that may be used to repair or regenerate blood and lymphatic vasculature.  Endothelial cells are the cells that form the linings of these vessels.  These cells have been successfully cryopreserved as cell banks, and then have been recovered efficiently and demonstrated to retain their properties in tissue culture.  Our derivation processes have been established under chemically-defined, serum-free, xeno-free (no exposure to any non-human component) conditions from multiple embryonic stem cell lines, including from our GMP-compatible, NIH-registered, ESI lines.  These cells have been extensively characterized by gene expression profiling, surface antigen marker phenotyping, and functional assays in vitro.  In addition, extensive characterization of our PureStem™ (ACTCellerate) library of hEPC (which were clonally derived from hES cell lines and selected for scalability in cell culture) has resulted in the identification of several lines with endothelial cell characteristics.  Initial preclinical functional studies in vivo on both types of these cell products using well-established small animal models of vascular disorders are in progress.  An example of the cross-functional interactions between us and other BioTime subsidiary companies is OncoCyte’s investigation of these cells for homing to tumor targets in model systems.  The ultimate goal of ReCyte’s applications for this platform technology is to configure these cells as therapeutics that can be engrafted into patients with vascular disorders in order to quickly restore blood or lymphatic vessel integrity.

Trophic Factors

It is increasingly recognized in the cellular therapy field that therapeutic effects attributed to grafts of adult stem cells and other cell types obtained from bone marrow and blood are often the result of factors secreted by the cells (so-called “paracrine effects”), rather than the stable and functional integration of the cells themselves into the patient’s damaged tissue.  ReCyte Therapeutics’ extensive characterization of our PureStem™ (ACTCellerate™) library of hEPC has resulted in the identification of certain lines that are abundant natural sources of extracellular secreted products such as cytokines, growth factors, and extracellular matrix (ECM) components.  These substances are widely classified as “trophic factors,” and some have been shown to have angiogenic (blood vessel-forming), cytoprotective, neurogenic and/or cardiogenic properties.  We believe that natural counterparts to a number of these hEPC exist in developing embryos, where the trophic factors may provide instructions for the generation of specific organ systems and tissues.   ReCyte Therapeutics is working to more fully characterize these trophic factors and to evaluate the cell lines as a source of novel therapeutic drugs for regenerative applications in patients with vascular disorders.  This strategy could represent a significant breakthrough for improving drug biopotency.  Additionally, acellular products may provide a more straightforward drug development pathway toward regulatory approval and broader off-the-shelf patient delivery capabilities than some cellular products.

With the capital obtained from a recent $2.5 million private equity financing, ReCyte Therapeutics will also begin preclinical studies to support future clinical trials of this new class of human therapeutics for vascular and blood disorders.  These latter therapeutic uses of the cells will require testing and approval by regulatory agencies such as the FDA.

During August 2011, BioTime entered into a License Agreement with Cornell University for the worldwide development and commercialization of technology developed invented by Dr. Shahin Rafii and co-workers at Weill Cornell Medical College for the differentiation of hES cells into vascular endothelial cells.  This technology may help to provide an improved means of generating vascular endothelial cells on an industrial scale and with stronger intellectual property protection.  This technology could be utilized by us in diverse products, including those under development at ReCyte Therapeutics to treat age-related vascular diseases and injuries, and in products being developed at OncoCyte targeting the delivery of toxic payloads to cancerous tumors.

ReCyte Therapeutics plans to use the Cornell technology with the ACTCellerate™ technology to produce highly purified monoclonal embryonic vascular endothelium.

In conjunction with the Cornell License Agreement, during August 2011, we also entered into a three year Sponsored Research Agreement under which scientists at Weill Cornell Medical College, led by Dr. Sina Rabbany, will engage in research with the goals of (1) verifying the ability of progenitor cells, derived by ReCyte Therapeutics, to generate stable populations of vascular endothelial cells, (2) testing the functionality and transplantability of the vascular endothelial cells in animal models to see if the transplanted cells  generate new vascular tissue, and (3) using HyStem® hydrogels, produced by our subsidiary OrthoCyte, and other materials as “scaffolds” for the three-dimensional propagation of vascular endothelial cells into vascular tissues suitable for transplantation.

We presently own 95.15% of the ReCyte Therapeutics common stock outstanding.  The other shares of ReCyte Therapeutics common stock outstanding are owned by two private investors.  ReCyte Therapeutics has adopted a stock option plan under which it may issue up to 4,000,000 shares of its common stock to officers, directors, employees, and consultants of ReCyte Therapeutics and BioTime.  As of December 31, 2012, options to purchase 1,550,000 shares of ReCyte Therapeutics common stock had been granted.

LifeMap Sciences

LifeMap Sciences markets GeneCards®, the leading human gene database, as part of an integrated database suite that includes LifeMap Discovery™, the database of embryonic development, stem cell research and regenerative medicine; and MalaCards, the human disease database.  LifeMap Sciences also markets PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap Sciences makes its databases available for use by stem cell researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis.  Academic institutions have free access to use the databases.

LifeMap Sciences is also offering our research products for sale, utilizing its databases as part of its strategy for marketing our research products online to reach life sciences researchers at biotech and pharmaceutical companies and at academic institutions and research hospitals worldwide.  The LifeMap Discovery™ data base provides access to available cell-related information and resources necessary to improve stem cell research and development of therapeutics based on regenerative medicine and may promote the sale of our PureStem™ hEPC by permitting data base users to follow the development of hES cell lines to the purified hEPC state.  This platform will also be utilized by us and our subsidiaries for internal and collaborative efforts.

We presently own 73.2% of the LifeMap Sciences common stock outstanding.  The other shares of LifeMap Sciences common stock outstanding are owned by certain officers and directors of  LifeMap Sciences and by other investors. LifeMap Sciences has adopted a stock option plan under which it may issue up to 1,842,269 shares of its common stock to officers, directors, employees, and consultants of LifeMap Sciences and BioTime.  As of December 31, 2012, options to purchase 918,773 shares of LifeMap Sciences common stock had been granted.

BioTime Asia—Therapeutic and Research Products for Certain Asian Markets

BioTime Asia was organized to develop therapeutic products for the treatment of ophthalmologic, skin, musculoskeletal system, and hematologic diseases, including the targeting of genetically modified stem cells to tumors as a novel means of treating currently incurable forms of cancer.  BioTime Asia will focus on markets in the People’s Republic of China, including Hong Kong and Macau, but it may also offer research products in other Asian countries.

We may license to BioTime Asia the rights to use certain stem cell technology, and we may sell to BioTime Asia stem cell products for therapeutic use and for resale as research products.  To the extent permitted by law, BioTime Asia will license back to us for use outside of the People’s Republic of China any new technology that BioTime Asia might develop or acquire.

We presently own 81% of the BioTime Asia common stock outstanding.  The other shares of BioTime Asia common stock outstanding are owned by Nanshan Memorial Medical Institute Limited (“NMMI”), a private Hong Kong company.  Either we or NMMI may terminate the agreement under which NMMI acquired its shares in BioTime Asia if (a) certain clinical trial milestones are not met, including the commencement of the first clinical trial of a therapeutic stem cell product within two years; or (b) BioTime Asia’s gross sales of products are less than $100,000,000 during any fiscal year after the sixth anniversary of the agreement; or (c) the other party breaches the agreement.  We also have the right to purchase NMMI’s shares of BioTime Asia.

BioTime Asia has adopted a stock option plan under which it may issue up to 1,600 ordinary shares to officers, directors, employees, and consultants of BioTime Asia and BioTime.  As of December 31, 2012, options to purchase 400 BioTime Asia ordinary shares had been granted.

BioTime Acquisition Corporation and the Asset Contribution Agreement

In September 2012 we formed a new subsidiary, BAC, to acquire assets in the stem cell field for use in developing and commercializing products for regenerative medicine.   On January 4, 2013, we and BAC entered into an Asset Contribution Agreement with Geron Corporation pursuant to which we and Geron will concurrently contribute certain assets to BAC in exchange for shares of BAC common stock and we will also acquire BAC stock purchase warrants.  Closing of the asset contribution transaction is expected to occur in 2013 and specifically no later than September 30, 2013.

Assets to Be Contributed

Pursuant to the Asset Contribution Agreement, we will contribute to BAC 8,902,077 BioTime common shares; warrants to purchase 8,000,000 additional BioTime common shares (the “Contribution Warrants”) exercisable for a period of five years at an exercise price of $5.00 per share, subject to pro rata adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions; $5 million in cash (the “BioTime Cash Contribution”); 10% of the shares of common stock of OrthoCyte that were issued and outstanding on the date of the Asset Contribution Agreement; 6% of the ordinary shares of our subsidiary Cell Cure Neurosciences that were issued and outstanding on the date of the Asset Contribution Agreement; a quantity of certain human embryonic stem cell lines produced under “good manufacturing practices” and a non-exclusive, world-wide, royalty-free license to use those stem cell lines; and a non-exclusive, world-wide, royalty-free license to use certain patents pertaining to stem cell differentiation technology for any and all purposes.

Pursuant to the Asset Contribution Agreement, Geron will contribute to BAC Geron’s human embryonic stem cell assets, including certain patents and know-how related to human embryonic stem cells; certain biological materials and reagents; certain laboratory equipment; certain contracts; Geron’s Phase 1 clinical trial of oligodendrocyte progenitor (OPC-1) cells in patients with acute spinal cord injury, and Geron’s autologous cellular immunotherapy program, including the Phase 2 clinical trial of autologous immunotherapy in patients with acute myelogenous leukemia; and certain regulatory filings, including the investigational new drug applications filed with the FDA for the two clinical trials.

The patent portfolio that BAC will acquire from Geron through the Asset Contribution Agreement includes over 400 patents and patent applications owned or licensed to Geron relating to human embryonic stem (“hES”) cell-based product opportunities.  This portfolio consists primarily of patents and patent applications owned by Geron, but also includes patent families licensed to Geron by third parties.

The patent portfolio includes patents and patent applications covering a number of cell types that can be made from hES cells, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet ß cells, osteoblasts (bone cells), hematopoietic cells (blood-forming cells) and dendritic cells.  The patent portfolio also includes technologies for growing hES cells without the need for cell feeder layers, and novel synthetic growth surfaces.

The products that Geron had under development from various cell types that BAC will acquire from Geron are summarized in the following table:

Product Description	Target Market	Estimated Number of Potential Patients	Status
OPC1 – Glial Cells	Spinal Cord Injury Multiple Sclerosis, Canavan’s Disease, and Stroke	25,000 patients	SCI Phase 1 Trial initiated in U.S. 5 Patients treated – no adverse events to-date. Proof of principle achieved in animals models of spinal cord injury, MS spine and Canavan’s Disease.
CM-1 Cardiomyocytes	Heart Failure, Myocardial Infarction		Cells derived and fully characterized. Proof of concept in three animal models of disease. Scalable manufacturing established. First in man clinical trial designed.
IC-1 – Islet Cells	Type 1 and some Type 2 Diabetes	12.5 million patients	Cells derived and partly characterized. Proof of concept in rodent diabetes model. Scalable manufacturing methods under development.
CHND-1 – Chondrocytes	Osteoarthritis	30 million patients	Cells derived and partly characterized. Early proof of concept in two animal models of disease.
VAC-2 – Dendritic Cells	Cancer Infectious and Autoimmune Diseases	Large patient population	Cells derived and fully characterized. Scalable manufacturing methods under development. Proof of concept established in multiple human in vitro systems.
VAC-1 Autologous Monocyte – Derived Dendritic Cells	Cancer	Prostate: 240,000 cases/year U.S. AML: > 12,000 cases/year U.S.	Phase I study in metastatic prostate cancer completed. (J. of Immunology 2005, 174: 3798-3807) Phase I/II study in AML completed. Manuscript in preparation.

BAC has not yet determined which products it will seek to develop or the order of priority in which it will commence its product development efforts after the closing of the Asset Contribution under the Asset Contribution Agreement.  The choice and prioritization of products for development from the acquired assets, and the cost and developmental time required to develop any of them, is not presently determinable due to many factors including the following:

●
the functional state of the transferred cells, cell lines and other biological reagents cannot be determined until they are transferred to BAC upon completion of the Asset Contribution and are then tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment, which may not be completed for three to six months after the Asset Contribution;

●
BAC will need to complete an analysis of third party competitive and alternative technology that, for example, may provide superior methods of manufacturing the cell types listed above.  Alternative technology, if it exists, may or may not be available for in-licensing, and could potentially affect the choice of products to develop;

●
BAC and BioTime will need to complete an analysis of products and technologies being developed by BioTime and our other subsidiaries to determine whether any of those products or technologies may enhance or be substituted for any of the acquired Geron cell lines or technologies;

●	the inherent uncertainty of laboratory research and any clinical trials that BAC may conduct;

●	the amount of capital that BAC will have for its development programs, including potential sources of additional capital through research grants or collaborations with third parties;

●	the availability and recruitment of qualified personnel to carry out the analyses and evaluations described above;

●
the views of the United States Food and Drug Administration (FDA) and comparable foreign regulatory agencies on the pre-clinical product characterization studies required to file an Investigational New Drug Application (IND) in order to initiate human clinical testing of potential therapeutic products.

BAC may also use the acquired assets, along with technology that it may develop itself or that it may acquire from third parties, to pursue the development of other products.  BAC’s product development efforts may be conducted by BAC alone or in collaboration with others if suitable co-development arrangements can be made.

Cash Contribution in BAC by Private Investor

A private investor has agreed to contribute $5 million in cash to BAC for 2,136,000 shares of BAC Series B common stock, and warrants to purchase 350,000 additional shares of BAC Series B common stock (“BAC Warrants”).  That investment will be made in conjunction with the closing under the Asset Contribution Agreement.  Closing of the cash contribution by the private investor is subject to certain other negotiated closing conditions.  If for any reason the private investor fails to make the $5 million contribution, we will contribute cash, BioTime common shares (valued only for this purpose at $3.37 per share), or a combination of cash and BioTime common shares to BAC in an amount equal to the cash not contributed by the private investor and we will receive the BAC Series B common stock and BAC Warrants that otherwise would have been sold to the investor.

The same private investor also entered into a Stock and Warrant Purchase Agreement with us pursuant to which the investor agreed to invest $5 million in us by purchasing, in two tranches, an aggregate of 1,350,000 BioTime common shares and warrants to purchase approximately 650,000 additional BioTime common shares.  This investment is intended to fund the BioTime Cash Contribution.  The first tranche, of $2 million, was funded during January 2013, and we issued 540,000 common shares and warrants to purchase 259,999 common shares to the investor.  The second tranche of $3 million was originally intended to close later this year concurrent with the closing of the Asset Contribution Agreement.  However, on March 7, 2013 we executed an amendment with the investor to accelerate the closing date to April 10, 2013.  Upon closing of the second tranche, we will issue to the investor 810,000 common shares, and warrants to purchase an additional 389,998 common shares at an exercise price of $5.00 per share.

Assumption of Liabilities

BAC will assume all obligations and liabilities in connection with the assets contributed by Geron, to the extent such obligations and liabilities arise after the closing date of the Asset Contribution Agreement, including certain obligations to provide follow-up procedures with patients who participated in Geron’s clinical trial of its OPC-1 stem cell product to treat spinal cord injury, and a clinical trial of an immunological therapy to treat acute myelogenous leukemia and other liabilities that could arise with respect to those clinical trials. Upon the closing under the Asset Contribution Agreement, BAC will be substituted for Geron as a party in an appeal by Geron of two rulings in favor of Viacyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences, filed by Geron in the United States District Court for the Northern District of California on September 13, 2012.  BAC will assume all liabilities arising after the closing under the Asset Contribution Agreement with respect to that appeal the related patent interference proceedings and certain other pending patent interference proceedings.

Ownership of BAC Common Stock; Distribution of BAC Series A Common Shares and Contribution Warrants; Listing

Upon the closing under the Asset Contribution Agreement, we will own 21,773,340 shares of BAC Series B common stock and Geron will own 6,537,779 shares of BAC Series A common stock.  Upon the sale of BAC shares to the private investor, the private investor will own 2,136,000 shares of BAC Series B common stock.

Geron has agreed to distribute to its stockholders on a pro rata basis the shares of BAC Series A common stock that Geron receives in the asset contribution transaction following the closing under the Asset Contribution Agreement.  Following that distribution by Geron, BAC will distribute to the holders of its Series A common stock on a pro rata basis the 8,000,000 Contribution Warrants.

Following the distributions of the BAC Series A common stock by Geron to its stockholders, we will own, including the shares of BAC Series B common stock that we presently own, approximately 71.6% of the outstanding BAC common stock, the Geron stockholders will own approximately 21.4% of the outstanding BAC common stock and the private investor will own approximately 7.0%, of the outstanding BAC common stock.

We will also receive warrants to purchase 3,150,000 shares of BAC Series B common stock and the private investor will receive warrants to purchase 350,000 shares of BAC Series B common stock (together, the “BAC Warrants”).  The BAC Warrants will enable us, together with the private investor, to increase our collective ownership in BAC by approximately 2.2%, which would reduce the Geron stockholders’ ownership in BAC to approximately 19.2%.  The BAC Warrants will have an exercise price of $5.00 per share and a term of three years.  The exercise price per share and number of shares that may be purchased upon the exercise of the BAC Warrants will be subject to adjustment in the event of any BAC stock split, reverse stock split, stock dividend, reclassification of shares and certain other transactions.

The BAC Series A and Series B common stock will be identical in most respects, however, BAC will be entitled to make certain distributions or pay dividends, other than stock dividends, on its Series A common stock, without making a distribution or paying a dividend on its Series B common stock.  The BAC Series B common stock may be converted into BAC Series A common stock, on a share for share basis, at BAC’s election, only after Geron distributes to its stockholders the BAC Series A common stock issued under the Asset Contribution Agreement and BAC subsequently distributes to the BAC Series A common stock holders the Contribution Warrants.

BAC plans to seek to list its Series A common stock, and BioTime intends to seek to list the Contribution Warrants, on a national securities exchange.

Representations, Warranties and Covenants

The Asset Contribution Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type.  Until the earlier of the closing of the asset contribution transaction and the termination of the Asset Contribution Agreement, (i) Geron is not permitted to solicit inquiries or engage in discussions with third parties regarding any proposal to acquire more than an immaterial portion of the assets to be contributed by Geron to BAC, subject to Geron’s ability to solicit and engage in certain change of control transactions other than a change of control transaction that would reasonably be expected to adversely affect, materially delay or prevent the consummation of the asset contribution transaction, and (ii) we and BAC are not permitted to solicit inquiries or engage in discussions with third parties regarding any proposal for a transaction that could reasonably be expected to materially delay or prevent the asset contribution transaction, subject to the fiduciary duties of our board of directors.  In addition, certain covenants under the Asset Contribution Agreement require each party to use reasonable best efforts to cause the asset contribution transaction to be consummated.

Additionally, we are required to promptly seek the approval of our shareholders of an amendment of our Articles of Incorporation increasing the number of authorized common shares and preferred shares that we may issue, and approving the issuance of the BioTime common shares and warrants to be issued in the asset contribution transaction and the related BioTime share and warrant sale to the private investor (the “Shareholder Proposals”).  In addition, we are required under the Asset Contribution Agreement to file a registration statement (the “BioTime Registration Statement”) to register under the Securities Act of 1933, as amended (the “Securities Act”) the Contribution Warrants and the underlying BioTime common shares, and to use our reasonable best efforts to cause the BioTime Registration Statement to be declared effective by the SEC.  BAC is required to file a registration statement (the “BAC Registration Statement” and, together with the BioTime Registration Statement, the “Registration Statements”) with the SEC to register the BAC Series A common stock to be issued to Geron, and to use its reasonable best efforts to cause the BAC Registration Statement to be declared effective.

Closing Conditions

Closing of the asset contribution transaction is subject to certain negotiated conditions, including: the effectiveness of both Registration Statements under the Securities Act; the effectiveness of the insurance policy described, and the approval by our shareholders of the issuance of the BioTime shares and warrants in the transaction and the amendment of BioTime’s Articles of Incorporation to increase our authorized capital stock from 75,000,000 common shares and 1,000,000 preferred shares to 125,000,000 common shares and 2,000,000 preferred shares (the “Shareholder Proposals”).

Indemnification

We and BAC have agreed to indemnify Geron from and against certain liabilities relating to (a) Geron’s distribution of the BAC Series A common stock to Geron’s stockholders, (b) BAC’s distribution of the Contribution Warrants to the holders of BAC Series A common stock and (c) any distribution of securities by BAC to the holders of the BAC Series A common stock within one year following the closing under the Asset Contribution Agreement, from the date of the first effective date of either of the Registration Statements through the fifth anniversary of the earliest to occur of the date on which all of the Contribution Warrants have either expired, or been exercised, cancelled or sold.  We have also agreed to use our reasonable best efforts to obtain at our cost and expense prior to the closing under the Asset Contribution Agreement a policy of insurance to provide $10 million in coverage for our indemnification obligations for a period of five years after the earliest effective date of either of the Registration Statements.

BioTime and BAC have also agreed to indemnify Geron, and Geron has agreed to indemnify BioTime and BAC, from and against certain expenses, losses, and liabilities arising from, among other things, breaches of the indemnifying party’s representations, warranties and covenants under the Asset Contribution Agreement.  The maximum damages that may be recovered by either party for a loss under this indemnification related to representations, warranties and covenants, with limited exceptions, is limited to $2 million.

Termination of the Asset Contribution Agreement

Each of the parties has certain rights to terminate the Asset Contribution Agreement in certain circumstances.  Among other things, each of Geron and BioTime is permitted to terminate the Asset Contribution Agreement in the event our shareholders fail to approve the Shareholder Proposals and Geron is permitted to terminate the Asset Contribution Agreement if our board of directors withdraws its recommendation to our shareholders to approve the Shareholder Proposals or if any of our directors who has signed a Support Agreement (described below) materially breaches his Support Agreement, in each case subject to certain exceptions set forth in the Asset Contribution Agreement.

Termination Fee

We will be required to pay Geron a termination fee of $1.8 million in certain circumstances if the Asset Contribution Agreement is terminated and (a) our board of directors has withdrawn its recommendation to our shareholders to approve the Shareholder Proposals, (b) any of the directors who signed a Support Agreement has materially breached his Support Agreement, or (c) our shareholders failed to approve the Shareholder Proposals.

Expense Reimbursement

If the closing under the Asset Contribution Agreement occurs, we are required to pay to Geron, as partial reimbursement of fees and expenses incurred by Geron’s advisors, $750,000, either in cash or, at our election, by issuing to Geron additional BioTime common shares, or a combination of cash and common shares.  Any common shares that we decide to issue for that purpose would be valued based on the volume-weighted average per share closing price of our common shares for the twenty consecutive trading days immediately prior to the closing under the Asset Contribution Agreement.  If we choose to issue BioTime common shares, we anticipate that we would issue no more than 187,500 common shares for this purpose.

Royalty and Sublicense Agreements

Concurrently with the closing under the Asset Contribution Agreement, BAC and Geron will enter into a Royalty Agreement pursuant to which BAC will pay to Geron royalties on the sale of products that are developed and commercialized, if any, in reliance upon Geron patents contributed to BAC.

Geron will sublicense to BAC, on an exclusive, world-wide, basis, certain patents for the purpose of using telomerase as an antigen in the development of certain immunological therapy products.  BAC will pay Geron licensing fees for the use of the sublicensed patents and a royalty on sales of products developed and commercialized in reliance upon the sublicensed patents, and BAC will agree to indemnify Geron, Geron’s licensor, and certain other parties from certain liabilities.

Support Agreements and Indemnification Agreements

Three of our directors, Neal C. Bradsher, Alfred D. Kingsley, and Michael D. West, an investment partnership managed by Mr. Bradsher as general partner, and an investment partnership and corporation managed and controlled by Mr. Kingsley, have entered into Support Agreements for the benefit of Geron under which they have agreed to vote all of the BioTime common shares that they own on the record date of the BioTime shareholders meeting and continue to own on the date of that meeting in favor of the Shareholder Proposals.  They have also agreed to vote their BioTime common shares against (a) any extraordinary corporate transaction, such as a merger, consolidation or other business combination, involving us or any of our affiliates, which is intended, or could reasonably be expected, to materially delay or prevent the consummation of the asset contribution transaction; (b) any dissolution or liquidation of BioTime; and (c) any other action which is intended, or could reasonably be expected, to materially delay or prevent the consummation of the asset contribution transaction.  The Support Agreements will terminate on the earlier of the closing under the Asset Contribution Agreement and termination of the Asset Contribution Agreement.  As of January 31, 2013, the BioTime common shares subject to the Support Agreements represented in the aggregate approximately 33.4% of the outstanding BioTime common shares, but the number of shares subject to the Support Agreements may fluctuate as the BioTime shareholders that entered into Support Agreements have certain rights to transfer shares covered by those Support Agreements.

We have entered into Indemnification Agreements with Mr. Bradsher and an investment partnership managed by Mr. Bradsher, and with Mr. Kingsley and an investment partnership and corporation managed and controlled by Mr. Kingsley, under which we will indemnify them from any liabilities and related expenses arising from the performance of their agreements under their respective Support Agreements.  Our indemnification obligation does not apply to any liabilities or expenses arising from a breach of their Support Agreements.  The Indemnification Agreements were approved by our board of directors, and by our Audit Committee pursuant to our Related Persons Transaction Policy

Licensed Stem Cell Technology and Stem Cell Product Development Agreements

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

ACTCellerate™ Technology

ReCyte Therapeutics has entered into a license agreement with ACT that was subsequently assigned to us under which we acquired exclusive world-wide rights to use ACT’s ACTCellerate™ technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  The licensed rights include pending patent applications, know-how, and existing cells and cell lines developed using the technology.  We market PureStem™ cells which were developed using ACTCellerate™ technology.

The licensed technology is designed to provide a large-scale and reproducible method of isolating clonally purified hEPC , many of which may be capable of extended propagation in vitro.  Initial testing suggests that the technology may be used to isolate at least 200 distinct clones that contain many previously uncharacterized cell types derived from all germ layers that display diverse embryo- and site-specific homeobox gene expression.  Despite the expression of many oncofetal genes, none of the hEPC tested led to tumor formation when transplanted into immunocompromised mice.  The cells studied appear to have a finite replicative lifespan but have longer telomeres than most fetal- or adult-derived cells, which may facilitate their use in the manufacture of purified lineages for research and human therapy.  Information concerning the technology was published in the May 2008 edition of the journal Regenerative Medicine.

BioTime has the right to use the licensed technology and cell lines for research purpose and for the development of therapeutic and diagnostic products for human and veterinary use, and also has the right to grant sublicenses.

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

The term of the licenses from ACT expire on the later of July 9, 2028 or the expiration of the last to expire of the licensed patents.  The patent expiration dates cannot be presently determined with certainty because the patents are pending.  ACT may terminate the license agreement if we commit a breach or default in the performance of our obligations under the agreement and fail to cure the breach or default within the permitted cure periods.  BioTime has the right to terminate the license agreement at any time by giving ACT three months prior notice and paying all amounts due ACT through the effective date of the termination.

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

The Kirin sublicense covers patent application for methods for cloning mammals using reprogrammed donor chromatin or donor cells and methods for altering cell fate.  These patent applications are related to technology to alter the state of a cell by exposing the cell’s DNA to the cytoplasm of another reprogramming cell with different properties.  ReCyte Therapeutics may use this licensed technology for all human therapeutic and diagnostic applications.

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

ReCyte Therapeutics will indemnify ACT for any products liability claims arising from products made by it and its sublicensees.  The licenses will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The patent expiration dates cannot be presently determined with certainty because certain patents are pending, but the latest expiration date of the licensed patents that have issued is 2025.  ACT may terminate the license agreement if ReCyte Therapeutics commits a breach or default in the performance of its obligations under the agreement and fail to cure the breach or default within the permitted cure periods.  ReCyte Therapeutics has the right to terminate the license agreement at any time by giving ACT three months prior notice and paying all amounts due ACT through the effective date of the termination.

HyStem® Hydrogel Technology

Through our acquisition of Glycosan, we acquired a license from the University of Utah to use certain patents in the production and sale of hydrogel products.  During August 2012, we entered into an amendment to our License Agreement with the University of Utah that expanded the field of use for which we are licensed to produce and market products covered by the core patents underlying our HyStem® technology.  We now have a worldwide license for all uses, with the exception of veterinary medicine and animal health.  Our licensed field of use includes, but is not limited to, all human pharmaceutical and medical device applications, all tissue engineering and regenerative medicine uses, and all research applications. Previously, our license in the United States was not exclusive and the fields of use of the technology permitted by the license were not as broad.

Under the License Agreement, we will pay a 3% royalty on sales of products and services performed that utilize the licensed patents.  Commencing in 2014, we will be obligated to pay minimum royalties to the extent that actual royalties on products sales and services utilizing the patents are less than the minimum royalty amount.  The minimum royalty amounts are $22,500 in 2014, and $30,000 each year thereafter during the term of the License Agreement.  We will also pay the University of Utah 30% of any sublicense fees or royalties received under any sublicense of the licensed patents.

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

We agreed to pay and an additional license fee for the additional rights licensed to us during August 2012, and the costs of filing, prosecuting, enforcing and maintaining the patents exclusively licensed to us, and a portion of those costs for patents that have been licensed to a third party for a different field of use.

Commencing in five years, we may, under certain circumstances, be obligated to sublicense to one or more third parties, on commercially reasonable terms to be negotiated between us and each prospective sublicensee, or re-grant to the University, rights to use the licensed patents for products and services outside the general industry in which we or any of our affiliates or sublicensees is then developing or commercializing, or has plans to develop or commercialize, a product using the licensed technology.

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

OncoCyte will reimburse SBMRI for  its costs incurred in filing, prosecuting, and maintaining patent protection, subject to our approval of the costs.  The reimbursement rate ranges from 33-100% of the prosecution and maintenance costs.  OncoCyte has assumed in house primary responsibility for the prosecution of some of the SBMRI licensed patents.  OncoCyte will indemnify SBMRI against liabilities that may arise from our use of the licensed patents in the development, manufacture, and sale of products, including any product liability and similar claims that may arise from the use of any therapeutic products that we develop using the SBMRI patents.

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

USCN Life Science, Inc.

During December 2011, we entered into two agreements with USCN Life Science, Inc. (“USCN”), a Chinese company.  One agreement is a License Option Agreement that grants us the right, but not the obligation, to license from USCN certain technology and any related patents that may issue, and certain hybridoma cell lines for the purpose of deriving new products and technologies for use in diagnostic procedures and in therapeutics for the treatment of disease, as well as for products intended for research use only.  A hybridoma cell line is an expandable culture of cells engineered to secrete a distinct antibody known as a monoclonal antibody that is directed to a specific protein.  BioTime and OncoCyte scientists tested certain antibodies distributed by USCN and found them to be effective as components of PanC-Dx™.  The other agreement we entered into with USCN is an assay kit Supply Agreement under which we will purchase a wide array of assay kits designed for enzyme-linked immunosorbent assay (ELISA) and chemiluminescent immuno assay (CLIA) directed to the stem cell research community and for research use only.

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

Under the Supply Agreement, USCN has agreed to sell us certain assay test kits.  We plan to resell the kits through our subsidiary LifeMap Sciences via our new online database slated for launch in 2012. Our rights to purchase and resell the assay kits is “co-exclusive,” meaning that USCN and its affiliates retain the right to offer, sell, and distribute the kits, and to sell the kits to other third-party distributors.  We may sell the kits to our customers for research purposes only, and not for the treatment or diagnosis of any disease, injury, or physical disorder in humans, or in any human clinical trial or other clinical use.  We and our customers will not have license or other rights to manufacture or produce any of the kits.

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

Research and Development Strategy

A significant part of our activities is devoted to research and development, focused primarily on the development of stem cell products and technology.  During 2012, 2011, and 2010, we spent $18,116,688, $13,699,691, and $8,191,314, respectively, on research and development.  While we utilize our own proprietary technology in both our plasma volume expander and stem cell research and development programs, we presently rely to a significant extent upon technology licensed from others in our stem cell research and development efforts.  See “Licensed Stem Cell Technology and Stem Cell Product Development Agreements.”

Our research and development strategy works in tandem with our commercial strategy of focusing on near-term commercial opportunities in the research product market, mid-term opportunities in the medical device market, as well as longer term opportunities to provide therapies for the treatment of age related degenerative diseases.  In addition to developing our own technologies and products, we have obtained products and technologies through the acquisition of other companies and by licensing rights to use technologies and stem cell lines developed by other companies and universities.  We believe that obtaining rights to these technologies, cell lines, and other products has jump-started our assemblage of an array of products for stem cell research and the research and development efforts of our subsidiaries

A portion of our near-term product development efforts in the regenerative medicine field are focused on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries.  These research products include the GeneCards®, LifeMap Discovery™, MalaCards, and PanDaTox database products marketed by LifeMap Sciences, PureStem™ hEPC and associated ESpan™ culture media, HyStem® hydrogels, and ESI’s hES cell lines.  By focusing a portion of our resources on research products and technology, we believe that we will be able to develop and commercialize revenue producing new products in less time and using less capital than is required to develop and commercialize therapeutic products and medical devices, whereby generating near term product revenues that would not be possible if we focused solely on therapeutic product development.

We are using ACTCellerate™ embryonic stem cell technology to produce hEPCs for sale under the PureStem™ brand and as cell types that can be used for therapeutical applications.  These hEPCs are relatively easy to manufacture on a large scale and in a purified state, which may make it more advantageous to work with them than with hES or iPS cells.  In our recently completed CIRM-funded research project we identified antibodies and other cell purification reagents that may aid the production of hEPCs and that can be used to develop pure therapeutic cells such as nerve, blood vessel, heart muscle, cartilage, and skin cells.

Renevia™ and PanC-Dx™ are part of our strategy to develop products with a mid-term revenue horizon.  Our goals are to initiate clinical trials of Renevia™ in the EU in 2013 and for OncoCyte to obtain approval to market PanC-Dx™ in the EU during 2014.

Through our subsidiaries, OncoCyte, OrthoCyte, ReCyte Therapeutics, Cell Cure Neurosciences, and BAC, we will attempt to develop human stem cell products for therapeutic uses.  We and ESI will license certain technology to the subsidiaries for their research and development programs.  OncoCyte is utilizing hES cell technology to create genetically modified stem cells capable of homing to specific malignant tumors while carrying genes that can cause the destruction of the cancer cells.  OrthoCyte is developing cellular therapeutics for the treatment of orthopedic degenerative diseases, disorders and injuries.  ReCyte Therapeutics is developing therapeutic products for cardiovascular and blood diseases and disorders.  Cell Cure Neurosciences is developing therapeutic products for retinal and neurological degenerative diseases and disorders.  BAC expects to acquire Geron’s former hES cell programs included oligodendrocyte progenitor cells for central nervous system disorders, cardiomyocytes for heart disease, pancreatic islet cells for diabetes, dendritic cells as an immunotherapy vehicle, and chondrocytes for cartilage repair.  BAC may pursue the development of therapeutic products from some or all of these cell types, depending upon a number of factors, including the expected cost of development, sufficiency of financing, the state of development of the technology acquired, regulatory considerations, anticipated market size, and competition from other companies in the applicable fields.

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

We may also derive new stem cell lines, and we are working on the development of new products derived from human stem cells such as ESpy® cell lines, which will be derivatives of hES cells that will emit beacons of light.  The light-emitting property of the ESpy® cells will allow researchers to track the location and distribution of the cells in both in vitro and in vivo studies.

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

We were also developing another blood volume replacement product, PentaLyte®.  It, like Hextend®, has been formulated to maintain the patient’s tissue and organ function by sustaining the patient’s fluid volume and physiological balance. We have completed a Phase II clinical trial of PentaLyte®, in which it was used to treat hypovolemia in cardiac surgery.  Our ability to commence and complete additional clinical studies of PentaLyte® depends on licensing and development arrangements with a pharmaceutical company capable of manufacturing and marketing PentaLyte®.  We are not actively working on PentaLyte® and we will need to find a licensee or co-developer to further develop and advance the commercialization of PentaLyte®.

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

Several units of fluid replacement products are often administered during surgery.  The number of units will vary depending upon the amount of blood loss and the kind of plasma volume expander administered.  Crystalloid products must be used in larger volumes than those required with colloid products such as Hextend®.

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

We will pay to Summit 8% of all net royalties that we receive from the sale of PentaLyte® in the U.S., plus 8% of any license fees that we receive in consideration of granting a license to develop, manufacture, and market PentaLyte® in the U.S.  “Net royalties” means royalty payments received during a calendar year, minus the following costs and expenses incurred during such calendar year: (a) all taxes assessed (other than taxes determined with reference to our net income) and credits given or owed by us in connection with the receipt of royalties on the sale of PentaLyte® in the U.S., and (b) all fees and expenses payable by us to the FDA (directly or as a reimbursement of any licensee) with respect to PentaLyte®.

Summit paid us a fee to acquire the China and Taiwan license.  We also will be entitled to receive 50% of the royalties and milestone payments payable to Summit by any third-party sublicensee.

The foregoing description of the Summit agreement is a summary only and is qualified in all respects by reference to the full text of the Summit agreements.

Major Customers

During 2012, 2011, and 2010, all of our royalty revenues were generated through sales of Hextend® by Hospira in the U.S. and by CJ in the Republic of Korea.  We also earned license fees from CJ, Summit and the Betalogics division of Johnson & Johnson.  In 2012, license fee revenues include $752,896 in subscription and advertisement revenues.  The following table shows revenues paid by customer that were recognized during the past three fiscal years, as well as license fee revenues from subscription and advertisements.

	% of Total Revenues for the Year Ending December 31,
Licensee	2012	2011	2010
Hospira	30%	63%	68%
CJ	8%	15%	20%
Summit	10%	14%	12%
Others	-%	8%	-%
Subscriptions and advertisements customers	52%	-%	-%

Royalty Revenues and License Fees by Geographic Area

The principal source of revenues has been from royalties from the sale of our product.  During the past three years, we received $541,293, $753,209, and $945,461in royalty payments from Hospira and CJ from the sale of Hextend®.  In 2012, license fee revenues include $752,896 in subscription and advertisement revenues by LifeMap Sciences.  The following table shows the source of our 2012, 2011, and 2010 royalty and license fee revenues by geographic areas, based on the country of domicile of the licensee:

	Revenues for Year Ending December 31,
Geographic Area	2012	2011	2010
Domestic	$1,183,638	$719,958	$839,740
Asia	258,041	300,680	398,625

Total Revenues	$1,441,679	$1,020,638	$1,238,365

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

ESI leases approximately 1,290 square feet of laboratory space in the Biopolis, a research and development park in Singapore devoted to the biomedical sciences.  We will use this facility as a manufacturing and shipping point for sales in parts of Asia.

Cell Cure Neurosciences leases approximately 290 square meters of office and laboratory space located at Hadasa Ein Carem, in Jerusalem, Israel.  Most of Cell Cure Neurosciences’ research and development work is conducted by Hadasit at Hadassah University Hospital under contractual arrangements.

On January 7, 2013, BioTime entered into a lease for an office and research facility located at 230 Constitution Drive, Menlo Park, California that BioTime plans to make available for use by BAC.  The building on the leased premises contains approximately 24,080 square feet of space.  The lease is for a term of three years.

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

We have designated our subsidiary LifeMap Sciences as our primary internet marketing arm for our research products.  In addition to offering subscriptions to its database products, LifeMap Sciences is also utilizing its databases as part of its strategy for marketing our research products online to reach life sciences researchers at biotech and pharmaceutical companies and at academic institutions and research hospitals worldwide.  The LifeMap Discovery™ data base provides access to available cell-related information and resources necessary to improve stem cell research and development of therapeutics based on regenerative medicine and may promote the sale of our PureStem™ hEPC by permitting data base users to follow the development of hES cell lines to the purified hEPC state.

We have also marketed some of our research products through arrangements with third party distributors.

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

As of March 18, 2013, we owned or controlled or licensed directly or through our subsidiaries 281 issued or allowed U.S. patents and we also owned or controlled over 141 pending U.S. patent applications, including provisional patent applications, to protect our proprietary technologies.  We also licensed 140 IP patents and applications from WARF.

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing, as appropriate. In addition to patenting our own technology and that of our subsidiaries, we and our subsidiaries have licensed patents and patent applications for certain stem cell technology, hEPC, and hES cell lines from other companies.  See “Licensed Stem Cell Technologies and Stem Cell Product Development Agreements.”

The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions.  Our business could be negatively impacted by any of the following:

●	the claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable products or may not provide us with any competitive advantages;

●	our patents may be challenged by third parties;

●	others may have patents that relate to our technology or business that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents;

●	the pending patent applications to which we have rights may not result in issued patents;

●	we may not be successful in developing additional proprietary technologies that are patentable.

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

The recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., will need to be considered in determining whether certain diagnostic methods can be patented, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage.  Our subsidiary OncoCyte is developing PanC-Dx™ as a cancer diagnostic test, based on the presence of certain genetic markers for a variety of cancers.  Because PanC-Dx™ combines an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for OncoCyte’s new product.  However, like other developers of diagnostic products, we are evaluating this new Supreme Court decision.  The USPTO has issued interim guidelines in light of the Supreme Court decision indicating that process claims having a natural principle as a limiting step will be evaluated to determine if the claim includes additional steps that practically apply the natural principle such that the claim amounts to significantly more than the natural principle itself.

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

General Risks Related to Obtaining and Enforcing Patent Protection

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid or infringing on third party claims.  A patent interference proceeding may be instituted with the U.S. Patent and Trademark Office (“PTO”) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent on patents and applications filed before March 16, 2013.  At the completion of the interference proceeding, the PTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the PTO’s decision is subject to appeal.  This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.  For patents and applications filed after March 16, 2013 a derivation proceeding may be initiated where the PTO may determine if one patent was derived from the work of an inventor on another patent.  In addition to interference proceedings, the PTO can re-examine issued patents at the request of a third party seeking to have the patent invalidated.  After March 16, 2013 an inter partes review proceeding will allow third parties to challenge the validity of an issued patent where there is a reasonable likelihood of invalidity.  This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.

Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries.  As with the PTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application.  As of March 16, 2013, the PTO Post Grant Review will allow US patents to be challenged in a proceeding similar to European oppositions.

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

Products for Regenerative Medicine

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

We may also face competition from companies that have filed patent applications relating to the cloning or differentiation of stem cells.  Those companies include ACT, which has had claims allowed on a patent for RPE cells.  We may be required to seek licenses from these competitors in order to commercialize certain products proposed by us, and such licenses may not be granted. Upon consummation of the asset acquisition transaction under the Asset Contribution Agreement, BAC will be substituted as the appellant in an appeal of certain decisions of the PTO in favor of Viacyte, Inc. in two patent interference proceedings that were brought by Geron against Viacyte.  Viacyte is primarily engaged in the development of stem cell derived remedies for diabetes.

Plasma Volume Expanders

Our plasma volume expander solutions, including Hextend®, will compete with products currently used to treat or prevent hypovolemia, including albumin, other colloid solutions, and crystalloid solutions presently manufactured by established pharmaceutical companies, and with human blood products.  Some of these products–crystalloid solutions in particular–are commonly used in surgery and trauma care, and they sell at low prices. In order to compete with other products, particularly those that sell at lower prices, our products will have to be recognized as providing medically significant advantages.  The competing products are being manufactured and marketed by established pharmaceutical companies with large research facilities, technical staffs, and financial and marketing resources.  B. Braun presently markets Hespan®, an artificial plasma volume expander containing 6% hetastarch in saline solution. Hospira and Baxter International manufacture and sell a generic equivalent of Hespan®.  Hospira, which markets Hextend® in the U.S., is also the leading seller of generic 6% hetastarch in saline solution, and Voluven®, a plasma volume expander containing a 6% low molecular weight hydroxyethyl starch in saline solution.  Sanofi-Aventis, Baxter International, and Alpha Therapeutics sell albumin, and Hospira, Baxter International, and B. Braun sell crystalloid solutions.  As a result of the introduction of generic plasma expanders and new proprietary products, competition in the plasma expander market has intensified, and wholesale prices of both hetastarch products and albumin have declined which has forced Hospira and other vendors of hetastarch products to make additional price cuts in order to maintain their share of the market.

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

Obtaining regulatory approval of Renevia™ or a similar implantable matrix for tissue transplant or stem cell therapy will require the preparation of a Device Master File containing details on the basic chemistry of the product manufacturing and production methods, analytical controls to assure that the product meets its release specification, and data from analytical assay and process validations, ISO 10993 biocompatibility testing, and if stem cell line cultures are involved, safety and toxicology investigations of those cultures.  Preparation of a Device Master File and completion of ISO biocompatibility testing represents a majority of the expenses associated with the regulatory application process in Europe.  Clinical trials may also be required on pre-approval or post-approval basis in Europe.  The procedures for obtaining FDA approval to sell products in the U.S. are likely to be more stringent, and the cost greater, than would be the case in an application for approval in Europe.

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

Employees

As of December 31, 2012, we employed 73 persons on a full-time basis and 3 persons on a part-time basis.  Thirty-one full-time employees and one part-time employee hold Ph.D. Degrees in one or more fields of science.  None of our employees are covered by a collective bargaining agreement.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the fiscal years ended December 31, 2012, 2011, and 2010 were $21,362,524, $17,535,587, and $10,287,280, respectively, and we had an accumulated deficit of $101,895,712, $80,470,009, and $63,954,509, as of December 31, 2012, 2011, and 2010, respectively.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  More recently, we have financed a portion of our operations with research grants and subscription fees for the database products marketed by our subsidiary LifeMap Sciences.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

●
The experimentation we are doing is costly, time consuming, and uncertain as to its results.  We incurred research and development expenses amounting to $18,116,6881, $13,699,691, and $8,191,314 during the fiscal years ended December 31, 2012, 2011, and 2010, respectively.

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

Completion of the proposed acquisition of stem cell related assets by our subsidiary BAC from Geron Corporation will result in an increase in our operating expenses and losses on a consolidated basis

●
BAC will use the stem cell assets that it will acquire from Geron for the research and development of products for regenerative medicine.  BAC’s research and development efforts will involve substantial expense, including but not limited to hiring additional research and management personnel, and the rent of a new office and research facility, that will add to our losses on a consolidated basis for the near future.

●
BAC will become a public company in connection with the completion of the asset contribution transaction under the Asset Contribution Agreement and the distribution of BAC Series A Common Stock by Geron to its stockholders.  As a public company, BAC will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, listing its common shares for trading, and public relations and investor relations.  These costs will be in addition to those incurred by BioTime for similar purposes.

●	As a developer of pharmaceutical products derived from hES or iPS cells, BAC will face substantially the same kind of risks that affect our business, as well as the risks related to our industry generally.

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

●	There can be no assurance that any safe and efficacious human medical applications will be developed using stem cells or related technology

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

●
At December 31, 2012, we had $4,349,967 of cash and cash equivalents on hand.  Although we have raised an additional $13,431,430 of equity capital during 2013, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology.  Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

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

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

Our stem cell research program is directed primarily by our Chief Executive Officer, Dr. Michael West.  BAC’s stem cell research programs will be directed primarily by its Chief Executive Officer, Dr. Thomas Okarma, and by its President of Research and Development, Dr. Jane Lebkowski. The loss of the services of Dr. West, Dr. Okarma or Dr. Lebkowski could have a material adverse effect on us.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits

Our experience in independently identifying acquisition candidates and integrating their operations with our company is limited to our acquisitions of ESI in 2010, Glycosan and CTI in 2011, and XenneX in 2012.  During January 2013 we entered into an agreement for our subsidiary BAC to acquire stem cell related assets from Geron.  If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business.  If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated.  Moreover, we might never realize the anticipated benefits of any acquisition.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Our growth and entry into new products, technologies and markets will place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

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

Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates

Clinical trial failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

●	delays in securing clinical investigators or trial sites for our clinical trials;

●	delays in obtaining Independent Review Board (“IRB”) and other regulatory approvals to commence a clinical trial;

●	slower than anticipated rates of patient recruitment and enrollment, or failing to reach the targeted number of patients due to competition for patients from other trial,

●	limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payers for the use of agents used in our clinical trials;

●	negative or inconclusive results from clinical trials;

●
unforeseen side effects interrupting, delaying or halting clinical trials of our drug candidates and possibly resulting in the FDA or other regulatory authorities denying approval of our drug candidates;

●	unforeseen safety issues;

●	uncertain dosing issues;

●
approval and intro introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

●	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

●	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

●	inability or unwillingness of medical investigators to follow our clinical protocols; and unavailability of clinical trial supplies certain dosing issues.

Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products

●
Government-imposed bans or restrictions on the use of embryos or hES cells in research and development in the U.S. and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products.  During March 2009, President Obama lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with President Obama’s Executive Order, the NIH has adopted new guidelines for determining the eligibility of hES cell lines for use in federally funded research.  The central focus of the proposed guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors.  The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

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

●
The recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., will need to be considered in determining whether certain diagnostic methods can be patented, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage.  Our subsidiary OncoCyte is developing PanC-Dx™ as a cancer diagnostic test, based on the presence of certain genetic markers for a variety of cancers.  Because PanC-Dx™ combines an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for OncoCyte’s new product.  However, like other developers of diagnostic products, we are evaluating this new Supreme Court decision and new guidelines issued by the PTO for the patenting of products that test for biological substances.

The process of applying for and obtaining patents can be expensive and slow

●	The preparation and filing of patent applications, and the maintenance of patents that are issued, may require substantial time and money.

●
A patent interference proceeding may be instituted with the PTO for patents or applications filed before March 16, 2013 when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent.  At the completion of the interference proceeding, the PTO may determine which competing applicant is entitled to the patent, or whether an issued patent is valid.  Patent interference proceedings are complex, highly contested legal proceedings, and the PTO’s decision is subject to appeal.  This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.

●	After March 16, 2013 a derivation proceeding may be instituted by the PTO or an inventor alleging that a patent or application was derived from the work of another inventor.

●
Post Grant Review under the new America Invents Act will make available after March 16, 2013 opposition-like proceedings in the United States. As with the PTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application.

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

●
In addition to interference proceedings, the PTO can re-examine issued patents at the request of a third party seeking to have the patent invalidated.  This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.  As of September 16, 2012 our patents may be subject to inter partes review, (replacing the inter partes reexamination proceeding) a proceeding in which a third party can challenge the validity of one of our patents.

We may be subject to patent infringement claims that could be costly to defend, which could limit our ability to use disputed technologies, and which could prevent us from pursuing research and development or commercialization of some of our products, require us to pay licensing fees to have freedom to operate, and/or result in monetary damages or other liability for us

The success of our business depends significantly on our ability to operate without infringing patents and other proprietary rights of others.  If the technology that we use infringes a patent held by others, we could be sued for monetary damages by the patent holder or its licensee, or we could be prevented from continuing research, development, and commercialization of products that rely on that technology, unless we are able to obtain a license to use the patent.  The cost and availability of a license to a patent cannot be predicted, and the likelihood of obtaining a license at an acceptable cost would be lower if the patent holder or any of its licensees is using the patent to develop or market a product with which our product would compete.  If we could not obtain a necessary license, we would need to develop or obtain rights to alternative technologies, which could prove costly and could cause delays in product development, or we could be forced to discontinue the development or marketing of any products that were developed using the technology covered by the patent.

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

Risks Related to our Dependence on Third Parties

We may become dependent on possible future collaborations to develop and commercialize many of our product candidates and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

We may enter into various kinds of collaborative research and development and product marketing agreements to develop and commercialize our products.  The expected future milestone payments and cost reimbursements from collaboration agreements could provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products, but there are risks associated with entering into collaboration arrangements.

There is a risk that we could become dependent upon one or more collaborative arrangements for product development or as a source of revenues from the sale of any products that may be developed by us alone or through one of the collaborative arrangements.  A collaborative arrangement upon which we might depend might be terminated by our collaboration partner or they might determine not to actively pursue the development or commercialization of our products.  A collaboration partner also may not be precluded from independently pursuing competing products and drug delivery approaches or technologies.

There is a risk that a collaboration partner might fail to perform its obligations under the collaborative arrangements or may be slow in performing its obligations.  In addition, a collaboration partner may experience financial difficulties at any time that could prevent it from having available funds to contribute to the collaboration.  If a collaboration partner fails to conduct its product development, commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, or if it terminates or materially modifies its agreements with us, the development and commercialization of one or more product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

We have very limited experience in marketing, selling or distributing our products, and we may need to rely on marketing partners or contract sales companies.

Even if we are able to develop our products and obtain necessary regulatory approvals, we have very limited experience or capabilities in marketing, selling or distributing our products.  We rely entirely on Hospira and CJ for the sale of Hextend®.  We currently have only limited sales, marketing and distribution resources for selling our stem cell research products, and no marketing or distribution resources for selling any of the medical devices or pharmaceutical products that we are developing.  Accordingly, we will be dependent on our ability to build our own marketing and distribution capability for our new products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners or sales representatives, or wholesale distributors for the commercial sale of our products.

If we market products through arrangements with third parties, we may pay sales commissions to sales representatives or we may sell or consign products to distributors at wholesale prices.  As a result, our gross profit from product sales may be lower than it would be if we were to sell our products directly to end users at retail prices through our own sales force.  There can be no assurance we will able to negotiate distribution or sales agreements with third parties on favorable terms to justify our investment in our products or achieve sufficient revenues to support our operations.

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our drug candidates.

We will need to rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials that we may undertake for our products. We may also rely on third parties to assist with our preclinical development of drug candidates.  If we outsource clinical trial we may be unable to directly control the timing, conduct and expense of our clinical trials. If we enlist third parties to conduct clinical trials and they fail to successfully carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates.

Risks Related to the Asset Contribution Agreement

BAC will assume Geron’s appeal of two adverse patent rulings, and if the appeal is not successful, BAC may not realize value from the Geron patent applications at issue in the appeal and might be precluded from developing therapies to treat certain diseases, such as diabetes.

At the closing of the asset contribution transaction under the Asset Contribution Agreement, BAC will be substituted for Geron as a party in interest in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte, Inc. (formerly Novocell Inc.) by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron will contribute to BAC.  BAC will assume all liabilities arising with respect to the ViaCyte Appeal, other than expenses incurred by Geron relating to the ViaCyte Appeal prior to the closing of the asset contribution transaction.  Appeals of this nature may involve costly and time-consuming legal proceedings and if BAC is not successful in the appeal, these rulings may prevent or limit development of BAC product candidates in certain fields such as diabetes treatment and BAC may be unable to realize value from the patent applications at issue in the appeal.

We and BAC may be unable to complete the asset contribution transaction under the Asset Contribution Agreement, and failure to complete the transaction could adversely affect the market price of our common shares, our reputation, and our ability to obtain financing and, under certain circumstances, may result in our being required to pay a $1,800,000 termination fee to Geron.

We may be unable to complete the asset contribution transaction if the conditions to closing the transaction specified in the Asset Contribution Agreement are not satisfied, including if our shareholders do not approve the Shareholder Proposals.

The price at which our common shares trade on the NYSE MKT, and the daily trading volume, increased significantly after we announced the signing of the Asset Contribution Agreement.  If the asset contribution transaction does not close, as a result of our shareholders failing to approve the Shareholder Proposals or for any other reason, the trading price of our common shares could be immediately adversely affected.

Failure to close the asset contribution transaction could also harm our reputation and we may be viewed as a less attractive investment by investors.

Failure of our shareholders to approve the Shareholder Proposals, a withdrawal of our Board of Directors’ recommendation in favor of those proposals, or a material breach of a Support Agreement, will, under most circumstances, result in our being required to pay a $1,800,000 termination fee to Geron upon termination of the Asset Contribution Agreement.

We could be liable to indemnify Geron for certain liabilities and must also bear the cost of an insurance policy for the benefit of Geron.

We and BAC have agreed to indemnify Geron from and against certain liabilities relating to (a) Geron’s distribution of the BAC Series A common stock to Geron’s stockholders, (b) BAC’s distribution of the Contribution Warrants to the holders of BAC Series A common stock and (c) any distribution of securities by BAC to the holders of the BAC Series A common stock within one year following the closing under the Asset Contribution Agreement, from the date of the first effective date of either of the Registration Statements through the fifth anniversary of the earliest to occur of the date on which all of the Contribution Warrants have either expired, or been exercised, cancelled or sold.  We have also agreed to use our reasonable best efforts to obtain at our cost and expense prior to the closing under the Asset Contribution Agreement a policy of insurance to provide $10,000,000 of coverage for those indemnification obligations for a period of five years.  The cost of obtaining and maintaining the insurance policy in place for five years could be significant, and the insurance would be for the benefit of Geron and its affiliates.

We and BAC have also agreed to indemnify Geron, from and against certain expenses, losses, and liabilities arising from, among other things, breaches of our or BAC’s representations, warranties and covenants under the Asset Contribution Agreement.  The maximum damages that may be recovered by either party for a loss under this indemnification related to representations, warranties and covenants, with limited exceptions, is limited to $2 million.

Completing the asset contribution transaction may divert our management’s attention away from ongoing operations and could adversely affect ongoing operations and business relationships.

Completing the asset contribution transaction will require a significant amount of time and attention from our management.  Moreover, after the closing of transaction, our management will be required to provide more management attention to BAC.  The diversion of our management’s attention away from our other operations could adversely affect our operations and business relationships that do not relate to BAC.

Risks Pertaining to Our Common Shares

Ownership of our common shares will entail certain risks associated with the volatility of prices for our common shares and the fact that we do not pay dividends.

Because we are engaged in the development of medical and stem cell research products, the price of our common shares may rise and fall rapidly

●	The market price of our common shares, like that of the shares of many biotechnology companies, has been highly volatile.

●
The price of our common shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy or medical device, even though the outcome of those trials and the likelihood of ultimate FDA or foreign regulatory approval remain uncertain.

●	Similarly, prices of our common shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA or foreign regulatory approval.

●	The failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares.

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

Because we do not pay dividends, our common shares may not be a suitable investment for anyone who needs to earn dividend income

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

You may experience dilution of your ownership interests because of the future issuance of additional common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares.  As of March 14, 2013, there were 54,906,793 common shares outstanding 4,771,301 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 816,612 shares reserved for issuance upon the exercise of common share purchase warrants.  No preferred shares are presently outstanding.

We expect to issue a minimum of 8,902,077 common shares and a maximum of 11,463,464 common shares to BAC under the Asset Contribution Agreement.  We also expect to issue 8,000,000 common share purchase warrants to BAC under the Asset Contribution Agreement.

We also plan to issue 810,000 additional common shares and 389,998 common share purchase warrants to an investor under a Stock and Warrant Purchase Agreement concurrently with the consummation of the asset contribution transactions under the Asset Contribution Agreement.

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

The market price of our common shares could be impacted by the issuance of the common shares and warrants to BAC and to an investor

Under the Asset Contribution Agreement and subject to closing, we have agreed to issue to BAC a minimum of 8,902,077 common shares, and a maximum of 11,463,464 common shares, and 8,000,000 common share purchase warrants.  We have also issued 540,000 common shares and 259,999 warrants to an investor under a Stock and Warrant Purchase Agreement and we have agreed to issue to that investor an additional 810,000 common shares and 389,998 warrants.  BAC and the investor may sell the common shares that they will receive from us.  Those sales may take place from time to time on the NYSE MKT and may create downward pressure on the trading price of our common shares.

BAC expects to distribute the warrants it receives from us to the future holders of its Series A common stock.  The warrants we issue to BAC will be exercisable for a period of five years at an exercise price of $5.00 per share, subject to adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions.  The warrants we issue to the investor will be exercisable for a period of three years at an exercise price of $5.00 per share, subject to adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions.  During the period that the warrants are outstanding, the actual or potential exercise of those warrants and sale of the underlying common shares may create downward pressure on the trading price of our common shares.

The market price of our common shares could be impacted by prices at which we sell shares in our subsidiaries

The operation of some our subsidiaries has been financed in part through the sale of capital stock in those subsidiaries, and our subsidiaries may sell shares of their capital stock in the future for financing purposes.  The prices at which our subsidiaries may sell shares of their capital stock could impact the value of our company as a whole and could impact the price at which our common shares trade in the market.  A sale of capital stock of any of our subsidiaries at a price that the market perceives as low could adversely impact the market price of our common shares. Even if our subsidiaries sell their capital stock at prices that reflect arm’s length negotiation with investors, there is no assurance that those prices will reflect a true fair market value or that the ascribed value of the subsidiary based on those share prices will be fully reflected in the market value of our common shares.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our offices and laboratory facilities are located at 1301 Harbor Bay Parkway, in Alameda, California, where we occupy approximately 19,000 square feet of office and research laboratory space.  The facility is cGMP-capable and has previously been certified as Class 1,000 and Class 10,000 laboratory space, and includes cell culture and manufacturing equipment previously validated for use in cGMP manufacture of cell-based products.  We will use the laboratory facility for the production of hEPCs, and products derived from them.

Base monthly rent for this facility is $29,856 from December 2012 and will increase by three percent each year.  In addition to the base rent, we pay a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

We also currently pay $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to us by one of our directors at his cost for use in conducting meetings and other business affairs.

We have entered into a lease for an office and research facility located in, Menlo Park, California that we plan to make available for use by our subsidiary BioTime Acquisition Corporation.  The building on the leased premises contains approximately 24,080 square feet of space.  The lease is for a term of three years commencing January 7, 2013.  We will pay base rent of $31,785.60 per month, plus real estate taxes and certain costs of maintaining the leased premises.

ESI leases approximately 1,290 square feet of laboratory space and leased approximately 590 square feet of office space in the Biopolis, a research and development park in Singapore devoted to the biomedical sciences.  ESI paid on average approximately $7,100 as base monthly rent for the laboratory space and $1,800 as base monthly rent for the office space.  The office space lease expired on October 31, 2012 and was not renewed.  In addition to base rent, ESI pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

Cell Cure Neurosciences leases approximately 290 square meters of office and laboratory space located at Hadasa Ein Carem, in Jerusalem, Israel.  Base monthly rent for this facility is approximately $8,800.  In addition to base rent, Cell Cure Neurosciences pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

LifeMap Sciences leases approximately 259 square meters of office space in Tel Aviv, Israel. The lease expired on April 30, 2012.  Base monthly rent under that lease was $4,000 per month.  The lease was renewed with additional space effective June 1, 2012 through May 31, 2015.  Base monthly rent under the renewed lease is currently $5,550 per month.  The original lease was extended through May 31 as the new space was not ready on May 1.  In addition to base rent, LifeMap pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

LifeMap Sciences also currently leases office space in Hong Kong. Base monthly rent under the lease is approximately $825 per month for the use of approximately 80 square feet of office space.  In addition to base rent, LifeMap pays certain costs related to the operation of the building in which the leased premises are located.

LifeMap Sciences also currently leases office space in Marshfield, Massachusetts.  Base monthly rent under the lease is approximately $1,100 per month for the use of approximately 750 square feet of office space.  The lease was assumed in connection with the merger with XenneX which occurred in May 2012.

On January 8, 2013, we entered into a lease for an office and research facility located at 230 Constitution Drive, Menlo Park, California that are subleasing to BAC.  The building on the leased premises contains approximately 24,080 square feet of space.  The lease is for a term of three years commencing January 7, 2013.  We will pay base rent of $31,786 per month, plus real estate taxes and certain costs of maintaining the leased premises.  As additional consideration for the lease, we issued to the landlord BioTime common shares having a market value of $242,726, determined based upon the average closing price of our common shares on the NYSE MKT for a designated period of time prior to the signing of the lease.  We agreed to register those shares under the Securities Act and if it fails to file a registration statement for such purpose within 120 days the landlord will have a right to return the shares to us, in which case the base rent will increase to $38,528 per month, retroactive to the commencement date of the lease.

Item 3. Legal Proceedings

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.  However, upon consummation of the asset acquisition transaction under the Asset Contribution Agreement, BAC will be substituted as the appellant in an appeal of certain decisions of the PTO in two patent interference proceedings that were brought by Geron against Viacyte, Inc.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE MKT under the ticker symbol BTX.  The following table sets forth the range of high and low closing prices for our common shares for the fiscal years ended December 31, 2011 and 2012 as reported by the NYSE MKT:

The following table sets forth the range of high and low closing prices for our common shares for the fiscal years ended December 31, 2011 and 2012 as reported by the NYSE MKT:

Quarter Ended	High	Low
March 31, 2011	9.50	6.53
June 30, 2011	7.73	4.15
September 30, 2011	5.70	4.34
December 31, 2011	6.02	3.74
March 31, 2012	6.12	4.41
June 30, 2012	4.79	3.47
September 30, 2012	4.98	3.81
December 31, 2012	4.40	2.91

On March 14, 2013 the closing price of our common stock reported on the NYSE MKT was $4.41 per share.

As of February 5, 2013, there were 15,138 holders of the common shares based on the share position listing.

The following table shows certain information concerning the options and warrants outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2012:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
BioTime Equity Compensation Plans Approved by Shareholders	3,381,301	$1.85	-
BioTime Equity Compensation Plans Not Approved by Shareholders*	255,000	$3.45	3,745,000

*The 2012 Equity Incentive Plan which has not yet been approved by the BioTime shareholders.

The following table shows certain information concerning the options outstanding and available for issuance under all of the compensation plans and agreements for our subsidiary companies as of December 31, 2012:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of the Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
OrthoCyte Equity Compensation Plans Approved by Shareholders**	2,605,000	$0.09	1,395,000
OncoCyte Equity Compensation Plans Approved by Shareholders**	2,730,000	$0.75	1,270,000
ReCyte Therapeutics Equity Compensation Plans Approved by Shareholders**	1,550,000	$2.05	2,450,000
BioTime Asia Equity Compensation Plans Approved by Shareholders**	400	$.01	1,200
Cell Cure Neurosciences Compensation Plans Approved by Shareholders**	12,240	$23.93	1,860
LifeMap Sciences Equity Compensation Plans Approved by Shareholders**	918,773	$1.20	923,496

**BioTime is the majority shareholder.

Additional information concerning our stock option plan and the stock options of our subsidiaries may be found in Note 10 to the Consolidated Financial Statements.

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

Performance Measurement Comparison (1)

The following graph compares total stockholder returns of BioTime, Inc. for the last five fiscal years beginning December 31, 2007 to two indices:  the NYSE Amex Market Value – U.S. Companies (Amex Market Value) and the NYSE Amex Biotechnology Index (Amex Biotechnology Index). The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on BioTime stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NYSE Amex Market Value tracks the aggregate price performance of equity securities of U.S. companies listed therein. The NYSE Amex Biotechnology Index represents biotechnology companies, trading on NYSE MKT (formerly NYSE Amex) under the Standard Industrial Classification (SIC) Code Nos. 283 (Drugs) and 382 (Laboratory Apparatus and Analytical, Optical) main categories (2834:Pharmaceutical Preparations; 2835: Diagnostic Substances; 2836: Biological Products; 3826: Laboratory Analytical Instruments; and 3829: Measuring & Controlling Devices). BioTime common stock trades on the NYSE MKT (formerly NYSE Amex) and is a component of the NYSE Amex Market Value – US Companies.

Comparison of Five-Year Cumulative Total Return on Investment

		2007	2008	2009	2010	2011	2012

BioTime, Inc.	Return %		331.63	138.98	96.93	-30.24	-45.96
	Cum $	100.00	667.89	1,596.13	3,143.22	2,192.56	765.76

AMEX Market Value (US Companies)	Return %		-36.26	22.30	27.22	-8.89	9.61
	Cum $	100.00	66.04	80.76	102.75	93.61	99.04

Amex Biotechnology Index	Return %		-17.71	45.56	45.23	-15.85	41.88
	Cum $	100.00	85.79	124.88	181.37	152.63	207.71

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012
2500
2000
1500
1000
500
0
2007
2008
2009
2010
2011
2012
BioTime, Inc.
AMEX Market Value (US Companies)
Amex Biotechnology Index

(2) Shows the cumulative total return on investment assuming an investment of $100 in each of BioTime, Inc., the Amex Market Value and Amex Biotechnology Index on December 31, 2007.  The cumulative total return on BioTime stock has been computed based on a price of $0.41 per share, the price at which BioTime’s shares closed on December 31, 2007.

Item 6. Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:

REVENUES:
License fees	$899,998	$263,757	$292,904	$292,904	$277,999
Royalties from product sales	541,681	756,950	945,521	1,079,951	1,203,453
Grant income	2,222,458	2,767,181	2,336,325	546,795	-
Sales of research products	251,190	646,271	133,268	5,590	22,340
Total revenues	3,915,327	4,434,159	3,708,018	1,925,240	1,503,792
Cost of sales	(434,271)	(79,397)	(27,718)	(72)	-
Total revenues, net	3,481,056	4,354,762	3,680,300	1,925,168	1,503,792
EXPENSES:
Research and development	(18, 116,688)	(13,699,691)	(8,191,314)	(3,181,729)	(1,895,241)
General and administrative	(10,365,045)	(9,341,502)	(5,341,119)	(2,263,705)	(2,431,183)
Total expenses	(28,481,733)	(23,041,193)	(13,532,433)	(5,445,434)	(4,326,424)
Loss from operations	(25,000,677)	(18,686,431)	(9,852,133)	(3,520,266)	(2,822,632)
OTHER INCOME (EXPENSES):
Interest income/(expense)	19,383	29,727	(124,300)	(1,653,755)	(965,781)
Gain/(loss) on sale of fixed assets	(6,856)	(6,246)	-	-	-
Modification cost of warrants	-	-	(2,142,201)	-	-
Other income/(expense), net	(317,710)	219,067	(68,573)	30,112	7,518
Total other income/(expenses), net	(305,183)	242,548	(2,335,074)	(1,623,643)	(958,263)
NET LOSS	(25,305,860)	(18,443,883)	(12,187,207)	(5,143,909)	$(3,780,895)
Net loss/(income) attributable to the noncontrolling interest	3,880,157	1,928,383	1,002,589	(590)	-

Net loss attributable to BioTime, Inc.	(21,425,703)	(16,515,500)	(11,184,618)	(5,144,499)	(3,780,895)

Foreign currency translation (loss)/gain	63,179	(1,020,087)	897,338	-	-

COMPREHENSIVE NET LOSS	$(21,362,524)	$(17,535,587)	$(10,287,280)	$(5,144,499)	$(3,780,895)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.44)	$(0.35)	$(0.28)	$(0.18)	$(0.16)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:BASIC AND DILUTED	49,213,687	47,035,518	40,266,311	29,295,608	23,749,933

	December 31,
	2012	2011	2010	2009	2008

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,349,967	$22,211,897	$33,324,924	$12,189,081	$12,279
Total assets	29, 748,593	45,829,695	53,272,659	13,433,071	1,035,457
Long-term liabilities	1,063,388	1,224,859	1,367,045	1,223,823	2,003,754
Accumulated deficit	(101,895,712)	(80,470,009)	(63,954,509)	(52,769,891)	(47,625,392)
Total equity/(deficit)	$24,294,373	$41,458,181	$49,425,657	$11,046,989	$(4,346,814)

We entered the regenerative medicine and stem cell research fields during the fourth quarter of 2007.  Prior to that time, our research and product development efforts focused exclusively on our blood plasma volume expander products, particularly Hextend® and PentaLyte®.

Our consolidated statement of operations data and balance sheet data for the year ended December 31, 2012 reflect our merger with XenneX during the year.  See Notes 15 and 22 to Consolidated Financial Statements.

Our consolidated statement of operations data and balance sheet data for the year ended December 31, 2011 reflect asset acquired from CTI and merger with Glycosan during the year.  See Notes 13, 14 and 22 to Consolidated Financial Statements.

Our consolidated statement of operations data and balance sheet data for the year ended December 31, 2010 reflect our acquisition of ESI and a majority interest in Cell Cure Neurosciences during the year.  See Notes 11 and 12 to Consolidated Financial Statements.

Grant income and research and development expenses during 2011 and 2012 reflect our receipt of research grant payments from CIRM, from the Office of the Chief Scientist of the Ministry of Industry, Trade, and Labor of Israel, from the National Institutes of Health, and from the Ministry of Absorption of Israel.

We did not amortize deferred license fees during the years ended December 31, 2008 and 2009 on the basis that sales of products under the licenses had not yet begun.  Because BioTime has modified its procedure for amortizing deferred license fees for the year ended December 31, 2010, we have recorded in research and development expenses for 2010 an additional $121,200, representing the amortization amounts not previously recorded in 2008 and 2009.  See Note 6 to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2012, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2012 as compared to the year ended December 31, 2011, and during the year ended December 31, 2011 as compared to the year ended December 31, 2010.  This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2012 and related notes included elsewhere in this Annual Report on Form 10-K.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

Stem Cells and Products for Regenerative Medicine Research

We have designated our subsidiary LifeMap Sciences as our primary internet marketing arm for our research products.  In addition to offering subscriptions to its database products, LifeMap Sciences is also utilizing its databases as part of its strategy for marketing our research products online to reach life sciences researchers at biotech and pharmaceutical companies and at academic institutions and research hospitals worldwide.  The LifeMap Discovery™ data base provides access to available cell-related information and resources necessary to improve stem cell research and development of therapeutics based on regenerative medicine and may promote the sale of our PureStem™ hEPC by permitting data base users to follow the development of hES cell lines to the purified hEPC state.

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

Royalties on sales of Hextend® that occurred during the fourth quarter of 2011 through the third quarter of 2012 are reflected in our financial statements for the year ended December 31, 2012.  We received $429,353 in royalties from Hextend® sales by Hospira during 2012.  Royalties for 2012 decreased 32% from $630,858 in royalties from Hospira on Hextend® sales in 2011.  In addition, we received royalties from CJ in the amount of $111,940 for the period ended December 31, 2012; representing a 9% decrease from $122,351 in royalties received for the period ended December 31, 2011.

Based on sales of Hextend® that occurred during the fourth quarter of 2012, we received royalties of $88,946 from Hospira and $18,652 from CJ during the first quarter of 2013.  Total royalties of $107,598 for the quarter decreased 27% from royalties of $147,402 received during the same period last year.  These royalties will be reflected in our financial statements for the first quarter of 2013.

The decrease in royalties is attributable to a decrease in Hextend® sales in the U.S. and in the Republic of Korea.  The decrease in royalties received from Hospira based on sales during the previous quarter is generally due to the decline in the price of hetastarch-based products in the market.  The blood volume expander marketing is shrinking overall and hospitals have shifted their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  Hospira implemented further price reductions for Hextend® during 2012 in an attempt to maintain market share.

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

 The following table summarizes the most significant achievements in our primary research and development programs in stem cell research and regenerative medicine during the last fiscal year.

Company	Program	Status
BioTime(1) and ES Cell International Pte. Ltd. (“ESI”)	PureStem™ cell lines/growth media/reagent kits for stem cell research GMP hES cell lines
Nearly 300 products for stem cell research are now being offered, including PureStem™ hEPCs, ESpan™ cell line optimal growth media, and reagent cell differentiation kits.  We plan to add additional cell lines, growth media, and differentiation kits with characterization of new hEPCs

ESI has developed and offers for sale GMP hES cell lines for research purposes.  Six ESI hES cell lines have been approved by the NIH for use in federally funded research.

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

Identifying peptide reagents that show specificity for cell surface targets on hEPCs and could thus be used directly as affinity reagents.

Company	Program	Status
BioTime (1)	Biocompatible hydrogels that mimic the human extracellular matrix
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

Two U.S. patents issued on hydrogels

	Hextend® – Blood plasma volume expanders	Hextend® is currently marketed to hospitals and physicians in the U.S. and Korea. Activities include complying with all regulatory requirements and promotional activities.
OncoCyte (3)	Vascular endothelial cells that can be engineered to deliver a toxic payload to the developing blood vessels of a tumor Genetic markers for cancer diagnosis
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

Evaluation of over 50 potential cancer biomarkers discovered by OncoCyte and BioTime using antibody-based ELISA technology in blood serum samples from a proprietary sample bank derived from over 600 donors, including patients with cancers of the breast, colon, and pancreas, as well as healthy volunteers.

Initiation of plans for the commercial development and manufacture of monoclonal antibodies to these markers for potential inclusion in PanC-Dx™ test kits.

Completion of experiments characterizing COL10A1, one of the seven priority cancer biomarkers discovered using OncoCyte’s proprietary cancer microarray dataset, and publication of a manuscript summarizing this work in the peer-reviewed journal Future Oncology, which demonstrates the localization of the marker in breast cancer but not in healthy breast tissue.

Filing of over 20 patent applications in the U.S. covering the broad use of these cancer markers in the diagnosis and treatment of various cancers;
Completion of the development and characterization of over 50 proprietary, patent pending, monoclonal antibodies targeting 7 novel cancer antigens.

Initiation of validation studies of ELISA assays in order to demonstrate high-sensitivity detection of target antigens using proprietary monoclonal antibodies.

Completion of large-scale manufacturing of 11 proprietary monoclonal antibodies;
Initiation of clinical trial protocol design analysis in consultation with key opinion leaders and outside diagnostic experts.

Company	Program	Status
OrthoCyte (4)	Cartilage repair using embryonic progenitor cells
Identified several cell lines that displayed molecular markers consistent with the production of definitive human cartilage.

Confirmed chondrogenic potential in joint defects in rat models of osteoarthritis.

ReCyte Therapeutics	Therapeutic products for vascular and blood disorders utilizing its proprietary ReCyte™ iPS technology and hES cells.
Evaluating effects of telomere length on growth potential of iPS cells and iPS-derived progenitor lines.

Through BioTime, formed a collaboration with researchers at Cornell Weill Medical College to derive clinical vascular endothelium for the treatment of age-related vascular disease.

Demonstrated the feasibility of producing highly purified endothelial progenitor cells from pluripotent stem cells.

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

LifeMap Sciences (6)	Online, searchable databases
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
•     PanDaTox, an innovative, recently developed, searchable database that can aid in the discovery of new antibiotics and biotechnologically beneficial products; and
•     BioTime and other research products.

(1)
During late December 2010, our subsidiary, Embryome Sciences, Inc., changed its name to ReCyte Therapeutics, Inc. in conjunction with a change of its business focus to the research and development of therapeutic products to treat blood and vascular diseases and disorders.  Embryome Sciences’ research products business and ACTCellerate™ hEPC research and development projects, including related patent and technology rights, have been assigned to BioTime or other BioTime subsidiaries.  The hydrogel products were acquired in 2011 through the merger of Glycosan into OrthoCyte, but were assigned to BioTime in January 2012.

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

(6)
LifeMap Sciences was organized during April 2011 and acquired XenneX, Inc., during May 2012.  Through the acquisition of XenneX, LifeMap Sciences acquired licenses to market the GeneCards® and PanDaTox databases.  During May 2012, LifeMap Sciences also licensed the right to market the MalaCards database.

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

We believe each of our operating subsidiaries has sufficient capital to carry out its current research and development plan during 2013.  We may provide additional financing for our subsidiaries, or obtain financing from third parties, based on the following:  our evaluation of progress made in their respective research and development programs, any changes to or the expansion of the scope and focus of their research, and our projection of future costs.  See “Liquidity and Capital Resources” for a discussion of our available capital resources, our potential need for future financing, and possible sources of capital.

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $18,116,688 and $13,699,691 allocated to our primary research and development projects during the years ended December 31, 2012 and 2011, respectively.

		Amount		Percent
Company	Program	2012	2011	2012	2011
BioTime, ReCyte Therapeutics, and ESI(2)	ACTCellerate™ hEPCs, GMP hES cell lines, and related research products	$2,826,558	$2,884,216	15.6%	21.1%
BioTime	CIRM sponsored ACTCellerate™ technology	$794,632	$1,715,386	4.4%	12.5%
BioTime and OrthoCyte(1)	Hydrogel products and HyStem® research	$3,681,893	$1,142,705	20.3%	8.3%
OncoCyte	Cancer therapy and diagnostics	$3,129,885	$2,376,444	17.3%	17.4%
OrthoCyte	Orthopedic therapy	$950,956	$759,798	5.2%	5.6%
ReCyte Therapeutics	IPS and vascular therapy	$1,367,294	$626,248	7.6%	4.6%
BioTime	HyStem®	$291,580	$308,471	1.6%	2.2%
BioTime Asia	Stem cell products for research	$153,031	$175,539	0.8%	1.3%
Cell Cure Neurosciences(2)	OpRegen™, OpRegen-Plus, and neurological disease therapies	$3,185,490	$3,197,597	17.6%	23.3%
LifeMap Sciences	Database development; PureStem™ hEPCs, GMP hES cell lines, and related research products	$1,735,369	$513,287	9.6%	3.7%

(1)	OrthoCyte transferred itsHyStem®product line and related research to BioTime during January 2012.OrthoCyte transferred itsHyStem®product line and related research to BioTime during January 2012.
(2)
Amount includes research and development expenses incurred directly by the subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, , and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.  During the year ended December 31, 2012 BioTime allocated $352,351 and $112,418 in research and development expenses to ESI and Cell Cure Neurosciences, respectively.  During the year ended December 31, 2011 BioTime allocated $493,579 and $112,521 in research and development expenses to ESI and Cell Cure Neurosciences, respectively

General and Administrative Expenses

The following table shows the amount and approximate percentages of our total general and administrative expenses of $10,365,045 and $9,341,502 allocated to BioTime and our subsidiaries during the years ended December 31, 2012 and 2011, respectively.

	Amount		Percent
Company	2012	2011	2012	2011
BioTime	$4,757,477	$4,220,139	45.9%	45.2%
BAC	$758,563	$—	7.3%	0.0%
BioTime Asia	$869,730	$1,180,061	8.4%	12.6%
Cell Cure Neurosciences*	$722,575	$592,230	7.0%	6.3%
ESI*	$546,485	$567,266	5.3%	6.1%
LifeMap Sciences	$1,292,898	$378,747	12.5%	4.1%
OncoCyte	$606,987	$829,970	5.8%	8.9%
OrthoCyte	$403,694	$1,087,258	3.9%	11.6%
ReCyte Therapeutics	$406,636	$485,831	3.9%	5.2%

* Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime for certain general overhead expenses such as salaries, insurance, and travel and entertainment expenses.  During the year ended December 31, 2012 BioTime allocated $314,635 and $91,163 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively.  During the year ended December 31, 2011 BioTime allocated $272,956 and $48,210 in general and administrative expenses to ESI and Cell Cure Neurosciences, respectively

Critical Accounting Policies

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

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95.2% of the outstanding shares of common stock as of December 31, 2012; the accounts of OncoCyte, a subsidiary of which we owned approximately 75.3% of the outstanding shares of common stock as of December 31, 2012; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81.0% of the outstanding shares as of December 31, 2012, the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 53.6% of the outstanding shares as of December 31, 2012, the accounts of LifeMap Sciences, a subsidiary of which we owned approximately 73.2% of the outstanding shares as of December 31, 2012, and the accounts of BAC, a subsidiary of which we owned 96.7% of the outstanding shares as of December 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,		$ Increase/	% Increase/
	2012	2011	Decrease	Decrease
License fees	$899,998	$263,757	$ +636,241	241.2%
Royalty from product sales	541,681	756,950	-215,269	-28.4%
Grant income	2,222,458	2,767,181	-544,723	-19.7%
Sales of research products and services	251,190	646,271	-395,081	-61.1%
Total revenues	3,915,327	4,434,159	-518,832	-11.7%
Cost of sales	(434,271)	(79,397)	+(354,874)	+477.0%
Total revenues, net	3,481,056	4,354,762	-873,706	-20.1%

Our license fee revenues amounted to $899,998 and $263,757 for the years ended December 31, 2012 and 2011, respectively.  License fee revenues for the year ended December 31, 2012 include subscription and advertising revenues of $752,896 from LifeMap Science’s online database business primarily related to its GeneCards® database which LifeMap Sciences began marketing after its acquisition of XenneX during 2012.  The 241% increase in license fee revenue in 2012 is primarily attributed to this new subscription and advertising revenue which is partially offset by license fee revenues of $85,358 earned through ESI in 2011 but not in 2012.  License fee revenues also include $145,873 and $178,399 for the years ended December 31, 2012 and 2011, respectively from CJ and Summit.  The license fees from CJ were received during April 2003 and July 2004, and the license fees from Summit were received during December 2004 and April and October of 2005, but full recognition of those license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Note 1 to the Consolidated Financial Statements.

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

Our royalty revenues from product sales for the year ended December 31, 2012 primarily consist of royalties on sales of Hextend® made by Hospira and CJ during the period beginning October 1, 2011 and ending September 30, 2012.  Royalty revenues recognized for that period were $541,681 compared with $756,950 recognized for the year ended December 31, 2011.  This 28% decrease in royalties is attributable to a decrease in Hextend® sales in the U.S. and in the Republic of Korea.  The decrease in royalties received from Hospira is primarily due to the decline in the price of hetastarch-based products in the market.  The blood volume expander marketing continues to contract and hospitals continue to shift their purchases to albumin products.    Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  Hospira implemented further price reductions for Hextend® during 2012 in an attempt to maintain market share.   We expect royalty revenues from product sales to continue to decline as a percentage of total revenue.

Total grant revenue in 2012 decreased by approximately 20% as a result of the completion of the CIRM grant in August 31, 2012 compared to a full year of CIRM grant revenue in 2011.  Grant revenue in 2012 included $1,047,106 from CIRM, $1,109,699 recognized through Cell Cure Neurosciences and $18,145 through Life Map Sciences, Ltd., and $47,507 of a $335,900 grant awarded to us by the NIH.  The original NIH grant period ran from September 30, 2011 through September 29, 2012.  However, this grant was extended for another year through September 29, 2013.

The decline in sales of research products and services in 2012 is primarily attributed to a one time sale of approximately $200,000 in revenues recognized through ESI in 2011.

	Year Ended December 31,		$ Increase/	%$ Increase/
	2012	2011	Decrease	Decrease
Research and development expenses	$(18,116,688)	$(13,699,691)	$ +4,416,997	+32.2%
General and administrative expenses	(10,365,045)	(9,341,502)	+1,023,543	+11.0%
Interest income/(expense)	19,383	29,727	-10,344	-34.8%
Other income/(expense)	(317,710)	219,067	+(536,777)	-245.0%

Research and development expenses – Research and development expenses increased approximately 32% to $18,116,688 for the year ended December 31, 2012, from $13,699,691 for the year ended December 31, 2011.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees which are allocated to research and development expense.

Research and development expenses for the years ended December 31, 2012 and 2011, include $1,582,647 and $1,499,726, respectively, derived from the amortization of patent technology related to our acquisition of ESI and Cell Cure Neurosciences in May and October 2010, respectively.  Aside from these expenses, the increase in research and development expenses during 2012 is primarily attributable to an increase of $2,116,195 in employee compensation and related costs allocated to research and development expenses, an increase of $1,019,031 in our HyStem® program related research expenses, an increase of $456,068 in the amortization of patent technology reflecting a full year of amortization related to our acquisition of assets from CTI and merger with Glycosan in 2011, and amortization related to the merger with XenneX in 2012, an increase of $409,546 in expenditures made to cover laboratory expenses and supplies, an increase of $181,194 in stock-based compensation to employees and consultants, an increase of $148,501 in licenses, patent and trademark related fees and legal fees, an increase of $144,082 in scientific consulting fees, an increase of $142,744 in outside research and research related outside services, an increase of $160,218 in rent and building maintenance, an increase of $108,116 in travel, lodging and meals, and an increase of $96,888 in depreciation expense.  These increases in 2012 over 2011 were offset in part by a decrease of $335,567 and $272,225 in ESI and Cell Cure Neurosciences research and development expenses, respectively.

General and administrative expenses – General and administrative expenses increased to $10,365,045 for the year ended December 31, 2012 from $9,341,502 for the year ended December 31, 2011.   General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses which are allocated to general and administrative expense.

The increase is attributable to an increase of $563,257 in employee compensation, bonuses and related costs allocated to general and administrative expenses, an increase of $180,639 in stock-based compensation to employees and consultants, an increase of $667,731 in legal fees, an increase of $107,818 in accounting and tax services, an increase of $76,745 in rent and building maintenance and an increase of $87,392 in Cell Cure Neurosciences general and administrative expenses.  These increases are in part offset by a decrease of $185,456 in consulting fees, a decrease of $165,030 in recruiting service expenses, a decrease of $83,966 in travel, lodging and meals, a decrease of $83,414 in bad debt expenses, decrease of $75,573 in transfer agent, stock listing and registration fees and a decrease of $62,461 in ESI general and administrative expenses.

Interest income – During 2012, we earned $19,698 of interest income, net of $315 of interest expense.  Interest income is primarily attributed to interest earned on cash balances held in interest bearing accounts during 2012.   During 2011, we earned $30,053 of interest income, net of $326 of interest expense.

Other income/(expense) – Other expenses in 2012 include reversal of $207,425 in revenues recognized by ESI.  The $207,425 represents US $200,000 that was recognized as revenues in 2011 upon the shipment of cell lines in accordance with an agreement between ESI and a customer.  The difference of $7,425 is attributed to foreign currency rates.  The revenue for the cell lines shipped to the customer was reversed during the first quarter of 2012 pending the final completion of audits and acceptance of vials by the customer which was incorrectly assumed to have occurred in December 2011.  Other income in 2011 consists primarily of approximately $198,000 of reimbursement of tenant improvement expenses incurred by us.

Comparison of Years Ended December 31, 2011 and 2010

	Year Ended December 31,		$ Increase/	% Increase/
	2011	2010	Decrease	Decrease
License fees	$263,757	$292,904	$-29,147	-10.0%
Royalty from product sales	756,950	945,461	-188,511	-19.9%
Grant income	2,767,181	2,336,325	+430,856	+18.4%
Sale of research products and services	646,271	133,328	+512,943	+384.7%
Total revenues	4,434,159	3,708,018	+726,141	+19.6%
Cost of sales	(79,397)	(27,718)	+(51,679)	+186.4%
Total revenues, net	4,354,762	3,680,300	674,462	+18.3%

Our license fee revenue of $263,757 in 2011 and $292,904 in 2010 were primarily comprised of and license fees from CJ and Summit.  The license fees were received from CJ during April 2003 and July 2004, and from Summit during December 2004 and April and October of 2005, but full recognition of the license fees has been deferred, and is being recognized over the life of the contract, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.  See Note 1 to the Consolidated Financial Statements.

Our royalty revenue from product sales for the year ended December 31, 2011 consist of royalties on sales of Hextend® made by Hospira and CJ during the period beginning October 1, 2010 and ending September 30, 2011.  Royalty revenues recognized for that period were $753,140 compared with $945,461 recognized for the year ended December 31, 2010.  This 20% decrease in royalties is attributable to a decrease in Hextend® sales in the U.S., which was slightly offset by an increase in sales in the Republic of Korea.  The decrease in royalties received from Hospira based on sales during 2011 is due to the rapid decline in the price of hetastarch-based products in the market.  The blood volume expander marketing is shrinking overall and hospitals have shifted their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  Hospira has implemented further price reductions for Hextend® during 2012 in an attempt to maintain market share.

We recognized $1,570,663 from our research grant from CIRM during the years ended December 31, 2011 and 2010.  Grant income also included awards from other sources in the amount of $1,073,668 recognized through Cell Cure Neurosciences and $94,933 through OncoCyte and OrthoCyte and $27, 197 from an NIH grant that started in September 2011.  The increase in grant income of approximately 18.4% in 2011 over 2010 is primarily attributed to the grant income recognized through Cell Cure Neurosciences compared to nil in 2010 and the NIH grant that started in September 2011.  These increases were partially offset by $733,438 grant awarded to us under the U.S. Government's Qualifying Therapeutic Discovery Project ("QTDP").  This one time grant was entirely recognized in 2010.

The increase in sales of research products and services in 2011 is partially attributed to a one time sale of approximately $200,000 in revenues recognized through ESI in 2011 and the sale of research products acquired from the merger with Glycosan in March 2011 of approximately $241,000.

	Year Ended December 31,		$ Increase/	% Increase/
	2011	2010	Decrease	Decrease
Research and development expenses	$(13,699,691)	$(8,191,314)	$ +(5,508,377)	+67.2%
General and administrative expenses	(9,341,502)	(5,341,119)	+(4,000,383)	+74.9%
Interest income/(expense)	29,727	(124,300)	+154,027	-
Other income/(expense)	219,067	(68,573)	+287,640	-

Research and development expenses – Research and development expenses increased to $13,699,691 for the year ended December 31, 2011, from $8,191,314 for the year ended December 31, 2010.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee salaries and benefits, stock compensation expense, rent, insurance and science-related consultants’ fees which are allocated to research and development expense.

The increase in 2011 is partially attributed to accounting for a full year of research and development activity by ESI and Cell Cure Neurosciences in 2011 compared to eight months and three months for ESI and Cell Cure Neurosciences, respectively in 2010.  These amounts include $1,499,726 in 2011 and $790,117 in 2010 of amortization expense of patent technology acquired from the acquisition of those subsidiaries in May and October 2010, respectively.  In 2011, research and development expenses also included $491,474 in amortization expense related to the patent technology acquired from CTI in January 2011 and through the acquisition of Glycosan in March 2011.  In addition to these expenses, the increase in research and development expense during 2011 is primarily attributable to an increase of $768,305 in employee compensation and related costs, an increase of $348,282 in outside research and laboratory costs, an increase of $411,688 in stock-based compensation allocated to research and development expense of which $236,942 arises from Cell Cure Neurosciences, an increase of $189,406 in expenditures made to cover laboratory expenses and supplies, an increase of $170,365 in rent expenses allocated to research and development expense, an increase of $86,284 for patent related legal expenses, an increase of $89,563 in depreciation expenses allocated to research and development expense, and $402,089 in expenses related to the Renevia ® project which began in 2011.  These increases were partially offset to some extent by decreases of $76,749 in scientific consulting fees.

General and administrative expenses – General and administrative expenses increased to $9,341,502 for the year ended December 31, 2011 from $5,341,119 for the year ended December 31, 2010.  General and administrative expenses include salaries and benefits allocated to general and administrative accounts, stock compensation expense, consulting fees other than those paid for science-related consulting, expenditures for patent costs, trademark expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses which are allocated to general and administrative expense.

The increase in expenses in 2011 over 2010 is partially attributed to accounting for a full year of general and administrative expenses incurred by Cell Cure Neurosciences which we acquired in October of 2010.  General and administrative expenses for ESI decreased to $294,310 in 2011 compared to $428,403 in 2010 due to certain non-recurring audit and accounting fees incurred in 2010 in connection with our acquisition of ESI, and due to the recognition of bad debt expense of approximately $31,000.  There were no such non-recurring expenses in 2011.  Excluding these non-recurring expenses, the overall increase in general and administrative expenses in 2011 is attributable to an increase of $2,190,753 in employee compensation, bonuses and related costs allocated to general and administrative expense,  an increase of $424,442 in consulting fees, an increase of $191,172 in stock-based compensation to employees and consultants, an increase of $157,576 in cash and stock-based compensation paid to our independent directors, an increase of $262,205 in travel, lodging and entertainment expense, an increase in recruiting and hiring expense of $174,818, an increase of $103,062 in stock subscription, registration and agent fees, marketing and advertisement expenses of $81,595, an increase of $100,230 in bad debt expense and an increase of $57,180 in rent expenses allocated to general and administrative expense.  These increases were partially offset by decreases of $133,526 in investor and public relations fees.

Interest income/(expense) – During 2011, we earned $30,053 of interest income and had $326 of interest expense.  Interest income in 2011 was attributed to interest earned on higher cash balances held during 2011 compared to 2010.  In 2010, almost all of the interest expense was incurred by Cell Cure Neurosciences, in which we acquired a majority equity interest in October 2010.  See Note 12 to the Consolidated Financial Statements.

Other income/(expense) – Other income in 2011 consisted primarily of approximately $198,000 of reimbursement of tenant improvement expenses that we previously incurred.  Other expense in 2010 of $68,573 was primarily comprised of approximately $66,000 of reimbursement of tenant improvement expenses offset to some extent by approximately $258,000 loss in share of Cell Cure Neurosciences recognized by ESI for period prior to our investment in Cell Cure in October 2010.  See Note 12 to the Consolidated Financial Statements.

Modification cost of warrants – In 2010, we recognized $2,142,201 in costs for the modification of stock purchase warrants that expired on November 1, 2010.  We offered a discounted exercise price of $1.818 per share to the holders of the warrants with an original strike price of $2.00 per share.  The warrant discount offer commenced on June 18, 2010, and expired at 5:00 p.m., New York time, on August 18, 2010.  There was no such transaction in 2011.

Taxes

At December 31, 2012 we had a cumulative net operating loss carryforward of approximately $78,000,000 for federal income tax purposes and $49,000,000 for state income tax purposes.  Our effective tax rate differs from the statutory rate because we have recorded a 100% valuation allowance against our deferred tax assets, as we do not consider realization to be more likely than not.

Liquidity and Capital Resources

At December 31, 2012, we had $4,349,967 of cash and cash equivalents on hand.

On August 24, 2012, we entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell up to $25 million of our common shares, from time to time through Cantor acting as our sales agent.  The offer and sale of our shares through Cantor has been registered pursuant to registration statement filed under the Securities Act of 1933.

Under the sales agreement, Cantor may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common stock or to or through a market maker.  Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions.  Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).  The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms.

In the fourth quarter of 2012 we raised gross proceeds of $1,414,105 from the sale of 392,984 BioTime common shares at a weighted average price of $3.60 per share in the open market through our $25 million Controlled Equity Offering facility with Cantor and through the sale of BioTime shares held by our majority owned subsidiary, LifeMap Sciences.  In the first quarter of 2013, we raised additional gross proceeds of $11,306,430 from the sale of 2,537,051 BioTIme common shares at a weighted average price of $4.46 per share in the open market through our Controlled Equity Offering facility with Cantor and through the sale of BioTime shares held by our majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.

During January 2013, we received an additional $2,000,000 in cash from a private investor as the first installment of a sale of common shares and warrants under a Stock and Warrant Purchase Agreement.  The second tranche of $3,000,000 was originally intended to close later this year concurrent with the closing of the Asset Contribution Agreement.  However, on March 7, 2013 we executed an amendment with the investor to accelerate the closing date to April 10, 2013.  The funds received from that investor will be earmarked to fund our cash contribution obligation to BAC under the Asset Contribution Agreement.  We may lend to BAC all or a portion of the $2,000,000 installment that we received to finance BAC’s operations, and we will be credited with the amount of the loan as part of our $5,000,000 cash contribution to be made to BAC under the Asset Contribution Agreement.

We will depend upon revenue from the sale of our research products, database subscription and advertising revenues, royalties from the sale of Hextend® by Hospira and CJ, and research grants as our principal sources of revenues for the near future.  Our CIRM grant, which was our largest source of grant revenues, expired during August 2012 and will no longer be a source of cash for our operations.  Although we have applied for additional CIRM grants, there is no assurance that CIRM will approve any future grants for our research and development programs.

Because our revenues from product sales, subscription and advertising revenues, and royalties are not presently sufficient to cover our operating expenses, we may need to obtain additional equity capital or debt in order to finance our operations.  The future availability and terms of equity or debt financing are uncertain. We presently have issued and outstanding 816,612 common share purchase warrants, 50,000 of which are exercisable at a price of $10 per share and will expire in April 2014, 506,613 of which are exercisable at a price of $10 per share and will expire in May 2014, and 259,999 issued in January 2013 of which are exercisable at a price of $5.00 per share and will expire in January 2016.  None of the warrants are publicly traded.

Upon consummation of the asset contribution transaction under the Asset Contribution Agreement, we will issue 8,000,000 common share purchase warrants to BAC, and 389,998 common share purchase warrants to the private investor under the Stock and Warrant Purchase Agreement.  BAC will distribute the warrants it receives to the holders of its Series A common stock.  Those warrants will have an exercise price of $5.00 per share.  The warrants to be issued to BAC will expire in five years from the date of issue, and the warrants to be issued to the private investor will expire in January 2016.  We expect that the warrants to be issued to BAC will be publicly traded.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During 2012, we received $4,253,474 of cash in our operations.  Our sources of that cash were $429,353 of royalty revenues from Hospira, $111,940 of royalty revenues from CJ, $38,535 of research grant payment from the NIH, $945,773 from the sale of research products, $1,222,516 from subscription and advertisement revenues, $1,112,692 in foreign grants, and a $392,665 research grant payment from CIRM.

Cash used in operations

During 2012, our total research and development expenditures were $18,116,688 and our general and administrative expenditures were $10,365,045.  Net loss attributable to BioTime for the year ended December 31, 2012 amounted to $21,425,703.  Net cash used in operating activities during this period amounted to $19,679,518.  The difference between the net loss and net cash used in operating activities during 2012 was primarily attributable to amortization of $2,446,975 in intangible assets, $1,282,507 in stock-based compensation paid to employees and consultants, $561,455 in options issued as independent director compensation, $598,465 amortization of deferred consulting fees, $109,500 amortization of deferred license fees, $386,457 in depreciation expense, $36,322 in accounts receivable, $212,102 in deferred revenues, $207,425 in reduction in receivables from the reversal of revenues, and $894,975 in accounts payable and accrued liabilities.  This overall difference was offset to some extent by amortization of $211,065 in deferred license, royalty and subscription revenues, $261,777 in amortization of deferred grant income, $416,787 in grants receivable, $228,370 in prepaid expenses and other current assets, and net loss of $3,880,157 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the year ended December 31, 2012, $104,687 was used for investing activities.  The primary components of this cash were approximately $400,810 used in the purchase of equipment offset to some extent by $292,387 of cash acquired in connection with the merger with XenneX and $4,500 proceeds from the sale of equipment.

Cash generated by financing activities

During the year ended December 31, 2012, $1,913,378 in net cash was provided from our financing activities.  During this period, we received $286,552 in connection with the exercise of 98,541 options, $250,000 from issuance of LifeMap Sciences common shares, $1,131,279 from the sale of BioTime common stock and $282,826 from the sale of treasury shares held by a subsidiary.  This overall difference is offset by $37,279 in financing fees incurred as part of the sale of BioTime common stock.

Contractual obligations

As of December 31, 2012, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (2)	$2,737,659	$1,021,054	$1,683,980	$32,625	$-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.
(2)
Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries BioTime Acquisition Corporation, ESI, LifeMap Sciences, and Cell Cure Neurosciences.

Recent Financing Activities

During April and May 2012, LifeMap Sciences sold to us 9,428,571 shares of common stock for $666,640 in cash.  In July and in December 2012, LifeMap Sciences sold 1,714,287 shares of common stock to certain private investors who are also BioTime shareholders for $250,000 cash and 592,533 BioTime common shares having a market value of $2,750,000.  Some of these BioTime shares held by LifeMap Sciences were sold during the year and the remaining 513,935 BioTime common shares along with the 1,286,174 held by OncoCyte are accounted for as treasury stock as of December 31, 2012.

From October 3, 2012 through March 14, 2013, we sold a total of 2,930,035 common shares and received gross proceeds of $12,720,535 through the Controlled Equity Offering sales agreement with Cantor and through the sale of BioTime common shares held by our majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences. The proceeds of the sale of BioTime shares by LifeMap Sciences and Cell Cure Neurosciences belong to those subsidaries. There is no assurance that we will be able to sell additional common shares through the Controlled Equity Offering facility at prices acceptable to us, but we believe that our existing cash and cash equivalents, including the proceeds from the sales of common shares from the Controlled Equity offering, should be sufficient to fund our operations through at least into the first quarter of 2014.

During January 2013, we received an additional $2,000,000 in cash from a private investor as the first installment of a sale of common shares and warrants under a Stock and Warrant Purchase Agreement.

Future capital needs

We currently depend upon revenue from the sale of our stem cell research products, subscriptions and advertising from LifeMap Sciences’ database products, sales of HyStem® hydrogel for research use, royalties from the sale of Hextend® by Hospira and CJ, and research grants.  Any significant loss in any of these revenue sources could impact our future capital needs.  Our product sales and royalty revenues may be supplemented by any license fees that we may receive if we enter into new commercial license agreements for our products or technology.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries.  We do not engage in foreign currency hedging activities.  Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of December 31, 2012, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioTime, Inc.

We have audited the accompanying consolidated balance sheets of BioTime, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We have also audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Rothstein Kass
New York, New York
March 18, 2013

Item 8. Financial Statements and Supplementary Data

BIOTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,349,967	$22,211,897
Inventory	55,316	51,174
Prepaid expenses and other current assets	2,774,196	2,692,303
Total current assets	7,179,479	24,955,374

Equipment, net	1,348,554	1,347,779
Deferred license and consulting fees	669,326	843,944
Deposits	64,442	63,082
Intangible assets, net	20,486,792	18,619,516
TOTAL ASSETS	$29,748,593	$45,829,695

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,989,962	$2,681,111
Deferred grant income	-	261,777
Deferred license and subscription revenue, current portion	400,870	203,767
Total current liabilities	4,390,832	3,146,655

LONG-TERM LIABILITIES
Deferred license revenue, net of current portion	768,678	899,551
Deferred rent, net of current portion	57,214	66,688
Other long term liabilities	237,496	258,620
Total long-term liabilities	1,063,388	1,224,859

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued
Common shares, no par value, authorized 75,000,000 shares; 51,183,318 issued and 49,383,209 outstanding as of December 31, 2012 and 50,321,962 issued and 49,035,788 outstanding at December 31, 2011	119,821,243	115,144,787
Contributed capital	93,972	93,972
Accumulated other comprehensive income	(59,570)	(122,749)
Accumulated deficit	(101,895,712)	(80,470,009)
Treasury stock at cost: 1,800,109 and 1,286,174 shares at December 31, 2012 and 2011, respectively	(8,375,397)	(6,000,000
Total shareholders' equity	9,584,536	28,646,001
Noncontrolling interest	14,709,837	12,812,180
Total equity	24,294,373	41,458,181
TOTAL LIABILITIES AND EQUITY	$29,748,593	$45,829,695

See Notes to the Consolidated Financial Statements.

BIOTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010

REVENUES:
License fees	$899,998	$263,757	$292,904
Royalties from product sales	541,681	756,950	945,521
Grant income	2,222,458	2,767,181	2,336,325
Sale of research products	251,190	646,271	133,268
Total revenues	3,915,327	4,434,159	3,708,018

Cost of sales	(434,271)	(79,397)	(27,718)

Total revenues, net	3,481,056	4,354,762	3,680,300

EXPENSES:
Research and development	(18,116,688)	(13,699,691)	(8,191,314)
General and administrative	(10,365,045)	(9,341,502)	(5,341,119)
Total expenses	(28,481,733)	(23,041,193)	(13,532,433)
Loss from operations	(25,000,677)	(18,686,431)	(9,852,133)
OTHER INCOME (EXPENSES):
Interest income/(expense), net	19,383	29,727	(124,300)
Loss on sale of fixed assets	(6,856)	(6,246)	-
Modification cost of warrants	-	-	(2,142,201)
Other income/(expense), net	(317,710)	219,067	(68,573)
Total other income/(expenses), net	(305,183)	242,548	(2,335,074)
NET LOSS	(25,305,860)	(18,443,883)	(12,187,207)
Net loss attributable to the noncontrolling interest	3,880,157	1,928,383	1,002,589

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(21,425,703)	(16,515,500)	(11,184,618)

Foreign currency translation gain/(loss)	63,179	(1,020,087)	897,338

COMPREHENSIVE LOSS	$(21,362,524)	$(17,535,587)	$(10,287,280)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.44)	$(0.35)	$(0.28)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	49,213,687	47,053,518	40,266,311

See Notes to the Consolidated Financial Statements.

BIOTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Contributed Capital	Accumulated Deficit	Noncontrolling Interest	Accumulated other comprehensive income	Total Equity/ (Deficit)
BALANCE AT JANUARY 1, 2010	33,667,659	$59,722,318	-	$-	$93,972	$(52,769,891)	$4,000,590	$-	$11,046,989
Sale of ReCyte subsidiary shares to noncontrolling interest							2,300,000		2,300,000
Noncontrolling interest in Cell Cure							5,894,255		5,894,255
Common shares issued as part of acquisition of ESI	1,383,400	11,011,864							11,011,864
Common shares retired as payment for exercise of options	(40,125)	(249,978)							(249,978)
Exercise of options	526,410	855,977							855,977
Warrants exercised	12,240,357	22,861,458							22,861,458
Warrants issued as part of acquisition of ESI		1,778,727							1,778,727
Warrants issued for services		1,979,036							1,979,036
Modification cost of warrants		2,142,202							2,142,202
Stock options granted for compensation		1,033,824							1,033,824
Stock options granted for compensation in subsidiary							61,172		61,172
Foreign currency translation gain								897,338	897,338
NET LOSS						(11,184,618)	(1,002,589)		(12,187,207)
BALANCE AT DECEMBER 31, 2010	47,777,701	$101,135,428	-	$-	$93,972	$(63,954,509)	$11,253,428	$897,338	$49,425,657
Common shares issued as part of acquisition of CTI assets	261,959	2,300,000							2,300,000
Common shares issued as part of merger with Glycosan	332,903	2,600,000							2,600,000
Treasury shares issued as part of investment in subsidiary	1,286,174	6,000,000	(1,286,174)	(6,000,000)					-
Common shares retired as payment for exercise of options	(6,435)	(28,067)							(28,067)
Exercise of options	450,660	251,981							251,981
Warrants exercised	219,000	425,000							425,000
Warrants issued as part of merger with Glycosan		954,879							954,879
Outside investment in subsidiaries							3,213,500		3,213,500
Stock options granted for compensation		1,505,566							1,505,566
Stock options granted for compensation in subsidiary							273,635		273,635
Foreign currency translation gain								(1,020,087)	(1,020,087)
NET LOSS						(16,515,500)	(1,928,383)		(18,443,883)
BALANCE AT DECEMBER 31, 2011	50,321,962	$115,144,787	(1,286,174)	$(6,000,000)	$93,972	$(80,470,009)	$12,812,180	$(122,749)	$41,458,181
Common shares issued as part of merger with XenneX	448,429	1,802,684							1,802,684
Sales of common shares, net of fees paid and amortized	314,386	1,002,220							1,002,220
Exercise of options	98,541	286,552							286,552
Subsidiary shares issued as part of merger with XenneX							2,501,415		2,501,415
Stock options granted for compensation		1,560,469							1,560,469
Stock options granted for compensation in subsidiary		24,531					274,656		299,187
Outside investment in subsidiary with BioTime common shares			(592,533)	(2,750,003)			2,750,003		-
Sales of treasury shares			78,598	374,606					374,606
Outside investment in subsidiaries in cash							250,000		250,000
Outside investment in subsidiaries with stock							1,740		1,740
Foreign currency translation gain								63,179	63,179
NET LOSS						(21,425,703)	(3,880,157)		(25,305,860)
BALANCE AT DECEMBER 31, 2012	51,183,318	$119,821,243	(1,800,109)	$(8,375,397)	$93,972	$(101,895,712)	$14,709,837	$(59,570)	$24,294,373

See Notes to the Consolidated Financial Statements.

BIOTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(21,425,703)	$(16,515,500)	$(11,184,618)
Net loss allocable to noncontrolling interest	(3,880,157)	(1,928,383)	(1,002,589)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	386,457	373,349	138,659
Amortization of intangible assets	2,446,975	1,991,200	790,117
Amortization of deferred consulting fees	598,465	598,465	520,212
Amortization of deferred license fees	109,500	109,500	227,167
Amortization of deferred rent	1,890	71,118	21,029
Amortization of deferred license, royalty and subscription revenues	(211,065)	(234,781)	(292,904)
Amortization of deferred grant revenues	(261,777)	-	(1,620)
Stock-based compensation	1,282,507	1,217,522	638,709
Options issued as independent director compensation	561,455	584,891	455,022
Reduction in receivables from the reversal of revenues	207,425	-	-
Write-off of security deposit	-	2,443	-
Write-off of expired inventory	-	1,510	4,008
Loss on sale or write-off of equipment	19,681	6,416	993
Bad debt expense	16,816	100,230	-
Modification cost of warrants	-	-	2,142,201
Share in net loss of associated company	-	-	258,493
Changes in operating assets and liabilities:
Accounts receivable, net	36,322	(120,678)	(77,907)
Grant receivable	(416,787)	261,777	(256,714)
Inventory	(4,141)	31,094	(11,094)
Prepaid expenses and other current assets	(228,370)	(704,854)	(392,820)
Accounts payable and accrued liabilities	894,975	600,398	254,090
Other long term liabilities	(26,088)	(39,633)	-
Deferred revenues	212,102	-	36,682
Net cash used in operating activities	(19,679,518)	(13,593,916)	(7,732,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of license fees	-	(1,500)	(215,000)
Purchase of equipment	(400,810)	(960,281)	(220,771)
Cash acquired in connection with merger with XenneX	292,387	-	-
Cash paid, net of cash acquired for CTI assets	-	(246,850)	-
Cash acquired in connection with merger with Glycosan	-	5,908	-
Cash acquired, net of cash paid for Cell Cure Neurosciences shares	-	-	3,733,110
Note and related interest accrued converted to Cell Cure Neurosciences shares	-	-	(252,608)
Cash acquired, net of cash paid for acquisition of ESI	-	-	142,766
Cash proceeds from sale of equipment	4,500	-	6,000
Security deposit received/(paid)	(764)	10	3,922
Net cash provided by/(used in) investing activities	(104,687)	(1,202,713)	3,197,419

	Year Ended
	December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	286,552	223,914	605,998
Proceeds from exercises of warrants	-	425,000	22,861,458
Proceeds from issuance of common shares	1,131,279	-	-
Financing fees paid upon issuance of common shares	(37,279)	-	-
Proceeds from sale of treasury shares	282,826	-	-
Proceeds from sale of common shares of subsidiary	250,000	3,213,500	2,300,000
Net cash provided by financing activities	1,913,378	3,862,414	25,767,456

Effect of exchange rate changes on cash and cash equivalents	8,897	(178,812)	(96,148)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,861,930)	(11,113,027)	21,135,843
CASH AND CASH EQUIVALENTS:
At beginning of year	22,211,897	33,324,924	12,189,081
At end of year	$4,349,967	$22,211,897	$33,324,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$315	$326	$1,315

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES :
Common shares acquired in connection with investment in subsidiary as part of Share Exchange and Contribution Agreement	$2,750,003	$-	$-
Common shares issued in connection with investment in subsidiary (Treasury shares)	$-	$6,000,000	$-
Common shares issued in connection with the purchase of assets from CTI	$-	$2,300,000	$-
Common shares issued as part of merger with XenneX	$1,802,684	$-	$-
Common shares issued as part of merger with Glycosan	$-	$2,600,000	$-
Common shares issued as part of acquisition of ESI	$-	$-	$11,011,864
Common shares retired for exercise of options	$-	$-	$249,979
Warrants issued as part of merger with Glycosan	$-	$954,879	$-
Warrants issued as part of acquisition of ESI	$-	$-	$1,778,727
Warrants issued for services	$-	$-	$1,979,037

See Notes to the Consolidated Financial Statements.

BIOTIME, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

General– BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications.  BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.  BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries.  OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose and treat cancer.  ES Cell International Pte., Ltd. (“ESI”), a Singapore private limited company, develops and sells hES products for research use.  BioTime Asia, Limited (“BioTime Asia”), a Hong Kong company, sells products for research use and may develop therapies to treat cancer, neurological, and orthopedic diseases.  OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries.  ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat vascular and blood diseases and disorders.  Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  LifeMap Sciences, Inc. (“LifeMap Sciences”) markets GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.  LifeMap Sciences will also market BioTime research products and PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap Sciences plans to commence research into the identification and development of novel cell lines for therapeutic products, including research on PureStem™ human embryonic progenitor cell lines (“hEPC”) using the LifeMap Sciences proprietary discovery platform, with the goal of identifying those hEPC that have greatest potential for use in the development of cell-based therapies for degenerative diseases.  BioTime Acquisition Corporation (“BAC”) was incorporated on September 24, 2012.  BAC was incorporated to explore opportunities to acquire assets and businesses in the field of stem cells and regenerative medicine.

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

BioTime’s operating revenues have been derived primarily from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®.  BioTime began to make its first stem cell research products available during 2008, but has not yet generated significant revenues from the sale of those products.  BioTime’s ability to generate substantial operating revenue in the near term depends upon its success in developing and marketing or licensing its plasma volume expanders and stem cell products and technology for medical and research use.  On April 29, 2009, the California Institute of Regenerative Medicine (“CIRM”) awarded BioTime a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology.  The CIRM grant covered the period of September 1, 2009 through August 31, 2012 and was paid in quarterly installments.  BioTime recognized grant revenues of $1,047,107 during 2012, of which $261,777 was collected in 2011, $392,665 during 2012 and $392,664 which remain uncollected as of December 31, 2012.  During 2011, BioTime received four quarterly payments totaling $1,570,663.  Grant revenues in 2012 also include $47,507, $18,145, and $1,109,699 from other grants received by BioTime, LifeMap Sciences, and Cell Cure Neurosciences, respectively.  Grant revenues in 2011 also include $27,917, $44,544, $50,389 and $1,073,668 from other grants received by BioTime, OncoCyte, OrthoCyte, and Cell Cure Neurosciences, respectively.

The consolidated balance sheets as of December 31, 2012 and 2011, the consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010, the consolidated statements of changes in equity for the years ended December 31, 2012, 2011, and 2010, and the consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010 have been prepared by BioTime’s management in accordance with instructions from Form 10-K.

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries.  The following table reflects BioTime’s ownership of the outstanding shares of its subsidiaries.

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	95.2%	USA
OncoCyte Corporation	75.3%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte., Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences, Ltd.	53.6% (1)	Israel
LifeMap Sciences, Inc.	73.2%	USA
LifeMap Sciences, Ltd.	(2)	Israel
BioTime Acquisition Corporation	96.7%(3)	USA

(1)
In January 2013 Cell Cure Neurosciences issued additional ordinary shares to BioTime in exchange for BioTime common shares which increased BioTime’s ownership, directly and through ESI, to approximately 62.6%.  See Note 23.

(2)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.
(3)
BioTime expects that its percentage ownership will be reduced to approximately 71.6% after BAC issues common stock to BioTime and Geron Corporation pursuant to an Asset Contribution Agreement and sells common stock and warrants to a private investor for cash in a related transaction.

All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the Securities and Exchange Commission ("SEC").  As of December 31, 2012, BioTime consolidated ReCyte Therapeutics, OncoCyte, OrthoCyte, ESI, Cell Cure Neurosciences, BioTime Asia, LifeMap Sciences, Inc., LifeMap Sciences, Ltd., and BAC as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest is reflected as a separate element of equity on BioTime’s consolidated balance sheet.

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

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the consolidated balance sheet.  Total trade receivables amounted to approximately $404,000 and $353,000 and grants receivable amounted to approximately $1,018,000 and $630,000 as of December 31, 2012 and 2011, respectively.  Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts in the amount of $116,816 and $100,000 as of December 31, 2012 and 2011, respectively.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience.  An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Foreign currency translation gain/(loss) and Comprehensive loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet.  For the fiscal years ended December 31, 2012 and 2011, comprehensive loss includes gain and loss of $63,179 and $1,020,087, respectively which is largely from foreign currency translation.  For the fiscal year ended December 31, 2012 and 2011, foreign currency transaction loss amounted to $34,233 and $14,829, respectively.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of December 31, 2012 and 2011.  Management is currently unaware of any tax issues under review.

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

Impairment of long-lived assets – BioTime’s long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If an impairment indicator is present, BioTime will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the assets are impaired, the impairment will be recognized and is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

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

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime, Inc.  by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for years ended December 31, 2012, 2011, and 2010, and excludes any effect from 1,800,109 treasury shares, 3,681,301 options and 556,613 warrants, 1,286,174 treasury shares, 3,408,905 options and 636,613 warrants, and 3,320,590 options and 649,000 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Effect of recently issued and recently adopted accounting pronouncements – In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income, (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, BioTime must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  BioTime does not believe that the adoption of ASU 2011-05 will have a material impact on its consolidated results of operation and financial condition.

3. Inventory

At December 31, 2012, BioTime, held $41,494 of inventory of finished products on-site at its corporate headquarters in Alameda, California. At that same date $13,822 of inventory of finished products was held by a third party on consignment. At December 31, 2011, BioTime, held $37,096 of inventory of finished products on-site at its corporate headquarters in Alameda, California. At that same date $14,078 of inventory of finished products was held by a third party on consignment.

4. Equipment

At December 31, 2012 and December 31, 2011, equipment, furniture and fixtures were comprised of the following:

	2012	2011
Equipment, furniture and fixtures	$2,098,812	$1,900,090
Accumulated depreciation	(750,258)	(552,311)
Equipment net of accumulated depreciation	$1,348,554	$1,347,779

Depreciation expense amounted to $386,457 and $373,349 for the years ended December 31, 2012 and 2011, respectively.  The difference between the depreciation expense recognized in the consolidated statement of operations and the increase in accumulated depreciation of $197,947 per the consolidated balance sheet is partially attributed to a write off of $196,000 of fully depreciated assets offset by foreign currency rates.

 5. Intangible assets

At December 31, 2012 and December 31, 2011, intangible assets and accumulated intangible assets were comprised of the following:

	2012	2011
Intangible assets	$25,702,909	$21,429,488
Accumulated amortization	(5,216,117)	(2,809,972)
Intangible assets, net	$20,486,792	$18,619,516

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis.  BioTime recognized $2,446,975 in amortization expense of intangible assets during the year ended December 31, 2012.  The difference between the amortization expense recognized in the consolidated statement of operations and the increase in accumulated amortization of $40,830 per the consolidated balance sheet is entirely attributed to foreign currency rates. Amortization expense for the year ended December 31, 2011 amounted to $1,991,200. See Note 11, 12, 13, 14, and 15.

Amortization of intangible assets for periods subsequent to December 31, 2012 is as follows:

Year Ended	Amortization
December 31,	Expense
2013	$2,570,291
2014	2,570,291
2015	2,570,291
2016	2,570,291
2017	2,570,291
Thereafter	7,635,337
Total	$20,486,792

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

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.  In March 2009, BioTime amended its license agreement with WARF.  The amendment increased the license fee from the original $225,000 to $295,000, of which $225,000 was paid in cash and $70,000 was paid by delivering BioTime common shares having a market value of $70,000 as of March 2, 2009.  The amendment extended until March 2, 2010 the dates for payment of the $215,000 balance of the cash license fee and $20,000 in remaining reimbursement of costs associated with preparing, filing, and maintaining the licensed patents.  The commencement date for payment of an annual $25,000 license maintenance fee was also extended to March 2, 2010.  The licensing fees less the amortized portion were included in deferred license fees in BioTime’s consolidated balance sheet as of December 31, 2012 and 2011.

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s ACTCellerate™ technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte subsequently assigned the license to BioTime.  ReCyte Therapeutics paid ACT a $250,000 license fee and will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.  The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s consolidated balance sheet as of December 31, 2012 and 2011.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s consolidated balance sheet as of December 31, 2012 and 2011.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s consolidated balance sheet as of December 31, 2012 and 2011.

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.  This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s consolidated balance sheet as of December 31, 2012 and 2011.

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

Through the merger of Glycosan into OrthoCyte during March 2011, BioTime acquired a license from the University of Utah to use certain patents in the production and sale of certain hydrogel products.  Under the License Agreement, the scope of which was expanded by an amendment during August 2012, BioTime will pay a 3% royalty on sales of products and services performed that utilize the licensed patents.  Commencing in 2014, BioTime will be obligated to pay minimum royalties to the extent that actual royalties on products sales and services utilizing the patents are less than the minimum royalty amount.  The minimum royalty amounts are $15,000 in 2013, $22,500 in 2014, and $30,000 each year thereafter during the term of the License Agreement. BioTime shall also pay the University of Utah 30% of any sublicense fees or royalties received under any sublicense of the licensed patents.  See Note 14.

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

As of December 31, 2012, amortization of deferred license fees was as follows:

Year Ended	Deferred License
December 31,	Fees
2013	$109,500
2014	109,500
2015	109,500
2016	109,500
2017	109,500
Thereafter	101,333
Total	$648,833

7. Accounts Payable and Accrued Liabilities

At December 31, 2012 and 2011, accounts payable and accrued liabilities consist of the following:

	December 31,
	2012	2011
Accounts payable	$1,168,077	$1,118,112
Accrued bonuses	497,843	583,620
Other accrued liabilities	2,324,042	979,379
	$3,989,962	$2,681,111

8. Related Party Transactions

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at his cost for use in conducting meetings and other business affairs.

In July and December 2012, LifeMap Sciences sold 1,714,287 shares of common stock to certain investors, including two of BioTime’s largest shareholders, for $250,000 cash and 592,533 BioTime common shares having a market value of $2,750,000.  See Note 16.

9. Equity

BioTime, as part of rights offerings and other agreements, has issued warrants to purchase its common shares.  Activity related to warrants in 2012, 2011, and 2010 is presented in the table below:

	Number of Warrants	Per share exercise price	Weighted Average Exercise Price
Outstanding, January 1, 2010	12,264,345	$2.00	$1.99
Granted in 2010	650,000	3.00 - 10.00	6.77
Exercised in 2010	(12,240,357)	1.818 - 2.00	1.87
Exercised in 2010	(24,988)	2.00	2.00
Outstanding, December 31, 2010	649,000	$.68 - 10.00	$6.42
Granted in 2011	206,613	10.00	10.00
Exercised in 2011	(219,000)	.68 - 3.00	1.94
Outstanding, December 31, 2011	636,613	$3.00 – 10.00	$9.13
Expired in 2012	(80,000)	3.00	3.00
Outstanding, December 31, 2012	556,613	$10.00	$10.00

At December 31, 2012, 556,613 warrants to purchase common shares with a weighted average exercise price of $10.00 and a weighted average remaining contractual life of 1.32 years were outstanding.

At December 31, 2011, 636,613 warrants to purchase common shares with a weighted average exercise price of $9.13 and a weighted average remaining contractual life of 1.68 years were outstanding.

At December 31, 2010, 649,000 warrants to purchase common shares with a weighted average exercise price of $6.42 and a weighted average remaining contractual life of 2.42 years were outstanding.

A summary of all option activity under the 2007, 2010, and 2011 subsidiary option plans for subsidiaries (see Note 10) for the years ended December 31, 2012 and 2011 is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
January 1, 2011	7,703,060	4,312,640	$0.74
Added upon adoption of option plan in 2011	8,000,000	-	-
Granted in 2011	(4,685,000)	4,685,000	0.36
Forfeited/Exercised in 2011	200,000	(200,000)	0.05
December 31, 2011	11,218,060	8,797,640	$0.56
Reverse stock split and change in plan in 2012	(3,697,014)	(2,460,717)	-
Granted in 2012	(1,479,490)	1,479,490	1.39
Forfeited/Exercised in 2012	-	-	-
December 31, 2012	6,041,556	7,816,413	$0.93

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

As of December 31, 2012 and 2011, BioTime has no issued and outstanding preferred shares.

Common shares

BioTime is authorized to issue 75,000,000 common shares with no par value.  As of December 31, 2012, BioTime has 51,183,318 issued and 49,383,209 outstanding common shares.  As of December 31, 2011, BioTime had 50,321,962 issued and 49,035,788 outstanding common shares.  The difference of 1,800,109 and 1,286,174 common shares as of December 31, 2012 and 2011, respectively is attributed to treasury shares held by BioTime subsidiaries which are accounted for as treasury stock on the consolidated balance sheet.

Significant common share transactions during the year ended December 31, 2012 are as follows:

●	BioTime received total cash of $286,552 for the exercise of 98,541 options at a weighted average exercise price of $2.91.

●	BioTime issued 448,429 common shares as consideration for the merger with XenneX.

●
In July and in December 2012, LifeMap Sciences received $250,000 cash and 592,533 BioTime common shares having a market value of $2,750,003 from certain private investors in exchange for 1,714,287 LifeMap Sciences shares of common stock.  LifeMap Sciences sold 78,598 BioTime common shares  for gross proceeds of $282,826 during 2012 and the remaining 513,935 BioTime common shares held by LifeMap Sciences are accounted for as treasury stock as of December 31, 2012. See Note 8.

●
During 2012 BioTime sold 314,386 BioTime common shares for gross proceeds of $1,131,279 at prevailing market prices through BioTime’s $25 million Controlled Equity Offering facility which was established with Cantor Fitzgerald & Co. offset by fees of $37,279 recognized in connection with the sale of these shares and adjustment to equity for the loss of $91,780 from the sale of BioTime common shares held by LifeMap.

Significant common share transactions during the year ended December 31, 2011 were as follows:

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

10. Stock Option Plans

During 2002, BioTime adopted the 2002 Employee Stock Option Plan (the “2002 Plan”), which was amended in 2004, 2007, and 2009 to reserve additional common shares for issuance under options or restricted stock awards granted to eligible persons.  The 2002 Plan expired during September 2012 and no additional grants of options or awards of restricted stock may be made under the 2002 Plan.

During December 2012, BioTime’s Board of Directors approved the 2012 Equity Incentive Plan (the “2012 Plan”) under which BioTime has reserved 4,000,000 common shares for the grant of stock options or the sale of restricted stock.  No options may be granted under the 2012 Plan more than ten years after the date upon which the 2012 Plan was adopted by the Board of Directors, and no options granted under the 2012 Plan may be exercised after the expiration of ten years from the date of grant.  Under the 2012 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant, subject to certain limited exceptions for options granted in substitution of other options.  Options may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee.  The 2012 Plan also permits BioTime to award restricted stock for services rendered or to sell common shares to employees subject to vesting provisions under restricted stock agreements that provide for forfeiture of unvested shares upon the occurrence of specified events under a restricted stock award agreement.  BioTime may permit employees or consultants, but not officers or directors, who purchase stock under restricted stock purchase agreements, to pay for their shares by delivering a promissory note that is secured by a pledge of their shares.

BioTime may also grant stock appreciation rights (“SARs”) and hypothetical units issued with reference to BioTime common shares (“Restricted Stock Units”) under the Plan.  An SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of shares and cash, as determined by the Board of Directors or the Compensation Committee, equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a BioTime common share on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement.

The terms and conditions of a grant of Restricted Stock Units will be determined by the Board of Directors or Compensation Committee.  No shares of stock will be issued at the time a Restricted Stock Unit is granted, and BioTime will not be required to set aside a fund for the payment of any such award.  A recipient of Restricted Stock Units will have no voting rights with respect to the Restricted Stock Units.   Upon the expiration of the restrictions applicable to a Restricted Stock Unit, BioTime will either issue to the recipient, without charge, one common share per Restricted Stock Unit or cash in an amount equal to the fair market value of one common share.

As of December 31, 2012, BioTime had granted to certain employees, consultants, and directors, options to purchase a total of 3,426,301 common shares at exercise prices ranging from $0.5 to $8.58 per share under the 2002 Plan and had granted to certain employees to purchase a total of 255,000 common shares at an exercise price of $3.45 per share under the 2012 Plan.  The 2012 Plan has not yet been approved by the shareholders.

On January 1, 2006, BioTime adopted a new accounting pronouncement, which requires the measurement and recognition for all share-based payment awards made to BioTime’s employees and directors, including employee stock options.  The following table summarizes stock-based compensation expense related to employee and director stock options awards for the years ended December 31, 2012, 2011, and 2010, which was allocated as follows:

	Year Ended December 31,
All stock-based compensation expense:	2012	2011	2010
Research and Development	$815,052	$885,581	$473,893
General and Administrative	1,028,910	916,832	619,838
All stock-based compensation expense included in expenses	$1,843,962	$1,802,413	$1,093,731

BioTime adopted a new accounting pronouncement using the modified prospective transition method of accounting for options granted on or after January 1, 2006.  As of December 31, 2012, total unrecognized compensation costs related to unvested stock options was $3,186,859, which is expected to be recognized as expense over a weighted average period of approximately 5.97 years.

For all applicable periods, the value of each employee or director stock option was estimated on the date of grant using the Black-Scholes Merton model for the purpose of the pro forma financial disclosures in accordance with a new accounting pronouncement.

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2012 and 2011 was $4.13 and $4.89 per share, respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011

Expected life (in years)	6.35	6.46
Risk-free interest rates	1.06%	1.85%
Volatility	98.88%	106.49%
Dividend yield	0.0%	0.0%

General Option Information

A summary of all option activity under the 1992 Plan, 2002 Plan, and the 2012 Plan for the years ended December 31, 2012, 2011, and 2010, is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
January 1, 2010	2,087,168	3,477,000	$1.13
Granted	(245,000)	245,000	6.75
Exercised (1)		(401,410)	1.56
December 31, 2010	1,842,168	3,320,590	$1.13
Granted	(560,443)	560,443	4.89
Exercised	-	(450,660)	0.50
Forfeited/expired	21,468	(21,468)	5.60
December 31, 2011	1,303,193	3,408,905	$2.18
Granted under 2002 Plan	(280,000)	280,000	4.75
Granted under 2012 Plan	(255,000)	255,000	3.45
Exercised	-	(98,541)	2.91
Forfeited/expired under 2002 Plan	-	(164,063)	5.60
Added by 2012 Plan (2)	4,000,000	-	-
Reduce options ungranted under 2002 Plan (3)	(1,023,193)	-	-
December 31, 2012	3,745,000	3,681,301	$1.96

1)	This table excludes 250,000 options which were granted in 2008 outside the 1992 Plan and 2002 Plan, of which 125,000 were exercised in 2009 and the remaining 125,000 were exercised in 2010.
2)
During December 2012, the 2012 Equity Incentive Plan was approved by the BioTime Board of Directors making 4,000,000 common shares available for the grant of options.  This plan has not yet been approved by the shareholders.

3)	During September 2012, the 2002 Plan expired.

Additional information regarding options outstanding as of December 31, 2012 is as follows:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
		(years)
$0.50	1,970,400	1.77	$0.50	1,970,400	$0.50
2.30-8.58	1,710,901	4.06	4.43	1,004,007	4.36
$0.50-$8.58	3,681,301	2.84	$2.32	2,974,407	$1.80

During 2011, BioTime’s subsidiary, LifeMap Sciences adopted a stock option plan that has substantially the same operative provisions as the BioTime 2002 Stock Option Plan.  The LifeMap Sciences stock option plan authorized the sale of up to 8,000,000 shares of its common stock through the exercise of stock options or under restricted stock purchase agreements.  During 2012, the LifeMap Sciences stock option plan was amended to reflect a 1 for 4 reverse stock split and a change in plan.  As a result, the total number of shares that may be issued under the plan was adjusted to 1,842,269.

During 2010, BioTime’s subsidiaries OncoCyte, OrthoCyte, ReCyte Therapeutics, and BioTime Asia adopted stock option plans that have substantially the same operative provisions as the BioTime 2002 Stock Option Plan.  The OncoCyte, OrthoCyte and ReCyte Therapeutics stock option plans each authorize the sale of up to 4,000,000 shares of the applicable subsidiary’s common stock through the exercise of stock options or under restricted stock purchase agreements.  The BioTime Asia stock option plan authorizes the sale of up to 1,600 ordinary shares through the exercise of stock options or under restricted stock purchase agreements.  Cell Cure Neurosciences' option plan authorizes the sale of 14,100 ordinary shares through the exercise of stock options.

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
		(years)
$0.003-$0.10	5,216,226	6.95	$0.37	2,790,371	$0.34
1.00-1.75	1,042,347	6.01	1.37	212,250	1.01
2.05	1,550,000	7.43	2.05	681,250	2.05
27.00-42.02	7,840	7.80	37.35	7,840	37.35
$0.003-$42.02	7,816,413	6.92	$0.87	3,691,711	$0.77

No other options were granted under the other subsidiary Stock Option Plans as of December 31, 2012.

11. Acquisition of ES Cell International Pte. Ltd.

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

The fair value of the shares issued was based on the $7.96 closing price per BioTime common share on the NYSE MKT on May 3, 2010.  The fair value of the warrants issued was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term of four years, which is equal to the contractual life of the warrants; risk-free rate of 2.015%; 0% expected dividend yield; 118.20% expected volatility; a stock price of $7.96; and an exercise price of $10.

12. Acquisition of Cell Cure Neurosciences, Ltd.

On October 18, 2010, BioTime completed the acquisition of 104,027 ordinary shares of Cell Cure Neurosciences by paying $4,100,000 including $3,847,392 in cash and by converting into Cell Cure Neurosciences shares a $250,000 loan that BioTime previously made to Cell Cure Neurosciences.  Two other Cell Cure Neurosciences shareholders, Teva and -HBL- Hadasit Bio-Holdings, Ltd (“HBL”) concurrently completed their acquisition of Cell Cure Neurosciences shares.  Teva acquired 49,975 Cell Cure Neurosciences shares for $2,000,000 in cash, and HBL acquired 25,625 Cell Cure Neurosciences shares for $897,962 in cash and by converting into Cell Cure Neurosciences shares a $100,000 loan previously made to Cell Cure Neurosciences.  As a result of the share purchase, at December 31, 2012 BioTime owned, directly and through ESI, approximately 53.6% of the outstanding ordinary shares of Cell Cure Neurosciences, HBL owns approximately 26.3% of the outstanding ordinary shares, and Teva owns approximately 19.9% of the ordinary shares.

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

The fair value of the shares issued was $8.78, the average closing price per share of BioTime common shares as reported on the NYSE MKT for the twenty (20) trading days immediately preceding the third trading day prior to the closing date, January 28, 2011.

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

The fair value of the shares issued was $7.81, the average closing price of BioTime common shares as reported on the NYSE MKT for the 10 trading days immediately preceding February 11, 2011, the date of the Merger Agreement.  The fair value of the warrants issued was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term of three years, which is equal to the contractual life of the warrants; risk-free rate of 1.12%; no expected dividend yield; 109.01% expected volatility; a stock price of $7.56; and an exercise price of $10.

15. Merger with XenneX, Inc.

On May 18, 2012, BioTime completed the acquisition of XenneX, Inc. (“XenneX”) through a merger of XenneX into LifeMap Sciences.  Through the merger, XenneX stockholders received, in the aggregate, 1,429,380 shares of LifeMap Sciences common stock, which represented approximately 13.7% of the LifeMap Sciences common stock outstanding upon the closing of the transaction.  XenneX shareholders also received approximately 448,429 BioTime common shares as part of the transaction.  Through the merger, LifeMap Sciences acquired all of XenneX's assets, including cash, accounts receivables, prepaid assets, licenses, and assumed XenneX’s obligations, which at May 18, 2012 totaled approximately $572,826 and primarily consisted of trade payables, deferred subscription revenues, and distributions due to former XenneX shareholders.

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

The total purchase price of $4,304,099 is being allocated as indicated:

Components of the purchase price:
BioTime common shares	$1,802,684
LifeMap Sciences common shares	2,501,415
Total purchase price	$4,304,099

Preliminary allocation of purchase price:
Assets acquired and liabilities assumed:
Cash	$292,387
Other current assets	311,118
Intangible assets	4,273,420
Current liabilities	(294,572)
Cash distributable to sellers	(278,254)
Net assets acquired	$4,304,099

The fair value of the BioTime shares issued was $4.02, the closing price as reported on the NYSE MKT on May 18, 2012, the date the merger was finalized.  The fair value of the LifeMap Sciences shares issued was $1.75 as determined by negotiation between BioTime, LifeMap Sciences and XenneX and its stockholders and is consistent with an internal valuation analysis completed by BioTime.

16. Share Exchange and Contribution Agreement

On July 24, 2012, LifeMap Sciences entered into a Share Exchange and Contribution Agreement (the “LifeMap Agreement”) with Alfred D. Kingsley, the chairman of BioTime’s board of directors and a company that he controls, Greenway Partners, L.P. (“Greenway”), pursuant to which Mr. Kingsley and Greenway agreed to contribute to LifeMap Sciences, in the aggregate, BioTime common shares having an aggregate value of not less than $2,000,000 and not more than $3,000,000, determined as provided in the LifeMap Agreement, in exchange for shares of LifeMap Sciences common stock at an initial price of $1.75 per LifeMap Sciences share.

Under the LifeMap Agreement, during July 2012 Mr. Kingsley and Greenway contributed 420,000 BioTime shares to LifeMap Sciences and received in exchange 1,143,864 shares of LifeMap Sciences common stock.  During December 2012, Mr. Kingsley and Greenway contributed an additional 172,533BioTime Shares to LifeMap Sciences and received in exchange 427,566 shares of LifeMap Sciences common stock.  The number of shares of LifeMap Sciences common stock issued in exchange for the BioTime shares was determined by multiplying the number of BioTime shares contributed by the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from July 1, 2012 through July 31, 2012, in the case of the shares exchanged during July, and during the period August 1, 2012 through December 15, 2012 in the case of the shares exchanged during December, and dividing that amount by $1.75, which was the Exchange Price per share of LifeMap Sciences common stock. See Note 8.

As a result of this investment, and a sale of 142,857 additional shares of LifeMap Sciences for cash, our ownership dropped from 86.3% to 73.2% as of December 31, 2012.  As of December 31, 2012, the 513,935 BioTime shares held by LifeMap Sciences are presented as treasury stock at a cost of $2,375,397.

BioTime registered the BioTime Shares received by LifeMap Sciences during July 2012, and has agreed to register the additional shares received during December 2012, for sale under the Securities Act.

In accordance with the License and Research Assignment Agreement dated May 14, 2012 between Yeda Research and Development Company, Ltd (“Yeda”) and BioTime in connection with the merger of XenneX, Inc. and LifeMap Sciences Yeda was entitled to receive additional shares of LifeMap Sciences common stock as a result of the issuance of additional shares of common stock by LifeMap Sciences during 2012 to permit Yeda to maintain their 3.75% ownership in the issued and outstanding LifeMap Sciences shares on a fully diluted basis.  LifeMap Sciences issued Yeda 66,791 shares of LifeMap Sciences common stock with an estimated fair value of $117,000 under that provision of the License and Research Assignment Agreement.

17. Commitments and Contingencies

BioTime had no fixed, non-cancelable contractual obligations as of December 31, 2012, with the exception of office and laboratory facility operating leases.  The lease of BioTime’s office and laboratory in Alameda, California expires on January 31, 2016.  BioTime has an option to extend the lease for one additional term of five years, with the rent to be determined at the time of the extension based on the prevailing market rate for comparable facilities.  Base monthly rent under the current Alameda facility lease is $29,856 from December 2012 and will increase by three percent each year.  In addition to the base rent, BioTime pays a pro rata share of real property taxes and certain costs associated to the operation and maintenance of the building in which the leased premises are located.

BioTime also currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available by one of BioTime’s directors at his cost for use in conducting meetings and other business affairs.

ESI’s lease of office space in Singapore expired on October 31, 2012.  Base monthly rent under that lease was S$2,241 (approximately US$1,800).  The lease was not renewed.  ESI’s Singapore lease of lab space expires on October 31, 2013.  Base monthly rent under the Singapore laboratory lease is S$9,600 (approximately US$7,850).  In addition to base rent, ESI pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

LifeMap Sciences’ lease of office space in Tel Aviv, Israel expired on April 30, 2012.  Base monthly rent under that lease was ILS 15,000 (approximately US$4,000) per month.  The lease was renewed with additional space effective June 1, 2012 through May 31, 2015.  Base monthly rent under the renewed lease is ILS 20,720 (approximately US$5,550) per month.  The original lease was extended through May 31 as the new space was not ready on May 1.  In addition to base rent, LifeMap Sciences pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.  LifeMap Sciences also leases several parking spots.

LifeMap Sciences also currently leases office space in Hong Kong.  This lease expires on November 30, 2013.  Base monthly rent under the lease is HK$6,401 (approximately US $825) per month for the use of approximately 80 square feet of office space. In addition to base rent, LifeMap Sciences pays certain costs related to the operation of the building in which the leased premises are located.

LifeMap Sciences also currently leases office space in Marshfield, Massachusetts.  This lease expires on September 30, 2015.  Base monthly rent under the lease is $1,082 per month for the use of approximately 750 square feet of office space.  The lease was assumed in connection with the merger with XenneX which occurred in May 2012.

Cell Cure Neurosciences' lease of office and laboratory space in Israel expires on June 1, 2014.  Base monthly rent for that facility is approximately ILS 33,000 (approximately US$8,800).  In addition to base rent, Cell Cure Neurosciences pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.  Cell Cure Neurosciences will be liable for ILS 8,580,000 (approximately US$229,700) in improvement costs should they not renew the lease after it expires.

Rent expenses totaled $1,178,840, $1,058,170, and $656,883 for the years ended December 31, 2012, 2011, and 2010, respectively.  Remaining minimum annual lease payments under the various operating leases for the year ending after December 31, 2012 are as follows:

Year Ending December 31,	Minimum lease payments
2013	$1,021,054
2014	879,638
2015	804,341
2016	32,625
2017	-
Thereafter	-

18. Income Taxes

The primary components of the net deferred tax assets at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$36,111,000	$32,580,000
Research & development and other credits	1,856,000	1,764,000
Other, net	1,066,000	596,000
Total	36,901,000	34,940,000
Valuation allowance	(36,901,000)	(34,940,000)
Net deferred tax assets	$-	$-

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

	Year Ended December 31,
	2012	2011	2010

Computed tax benefit at federal statutory rate	(34%)	(34%)	(34%)
Permanent differences	3%	(1%)	8%
Losses for which no benefit has been recognized	28%	41%	32%
State tax benefit, net of effect on federal income taxes	-	(6%)	(6%)
Foreign rate differential	3%	-	-
	0%	0%	0%

As of December 31, 2012, BioTime has net operating loss carryforwards of approximately $78,000,000 for federal and $49,000,000 for state tax purposes, which expire through 2032.  In addition, BioTime has tax credit carryforwards for federal and state tax purposes of $904,000 and $952,000, respectively, which expire through 2032.  As of December 31, 2012, BioTime’s subsidiaries have foreign net operating loss carryforwards of approximately $48,800,000 which carry forward indefinitely.

No tax benefit has been recorded through December 31, 2012 because of the net operating losses incurred and a full valuation allowance has been provided.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. BioTime established a 100% valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

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

19. Segment Information

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

20. Enterprise-wide Disclosures

Geographic Area Information

Revenues, including license fees, royalties, grant income, and other revenues by geographic area are based on the country of domicile of the licensee or grantor.

Geographic Area	Revenues for the Year ending December 31,
	2012	2011	2010

Domestic	$2,529,669	$3,059,810	$3,311,211
Asia	1,385,658	1,374,349	396,807
Total revenues	$3,915,327	$4,434,159	$3,708,018

Major Sources of Revenues

BioTime has three major customers and three major grants comprising significant amounts of total revenues.

All of BioTime’s royalty revenues were generated through sales of Hextend® by Hospira in the U.S. and by CJ in the Republic of Korea.  BioTime also earned license fees from CJ and Summit.

BioTime was awarded a $4,721,706 grant for a stem cell research project related to its ACTCellerate™ technology by CIRM in April 2009.  The CIRM grant covers the period of September 1, 2009 through August 31, 2012, and as of December 31, 2012 and 2011, BioTime had received payments from CIRM totaling $392,665 and $1,570,663, respectively.  BioTime recognized $1,047,106 and $1,570,663 as revenues as of December 31, 2012 and 2011, respectively. The final quarterly installment of $392,664 was collected in February 2013.

During 2012, BioTime also received $45,645 and recognized as revenues $47,507 of a $335,900 grant awarded by the NIH.  The grant started on September 30, 2011 and originally ended on September 29, 2012.  However, this grant was extended through September 29, 2013.

During 2012, grant income also included awards from other sources in the amount of $1,109,699 recognized through Cell Cure Neurosciences and $18,145 through Life Map Sciences, Ltd.

During 2012, BioTime received $1,222,516 and recognized $373,798 (net of $379,098 in royalty and commission fees) in net subscription and advertisement revenues through LifeMap Sciences.

The following table shows the relative portions of BioTime’s Hextend® and PentaLyte® royalty and license fee revenues paid by Hospira, CJ, and Summit that were recognized during the years ended December 31, 2012, 2011, and 2010, the subscription and advertisement revenues, and grant income recognized during the same periods with respect to grants provided by the office of the Chief of Scientist of Israel (“OCS”), the NIH (QTDP) and CIRM:

Sources of Revenues	% of Total Revenues for Year ended December 31,
	2012	2011	2010
Hospira	11.0%	14.2%	22.7%
CJ	2.9%	3.5%	6.8%
Summit	3.7%	3.3%	3.9%
CIRM	26.7%	35.4%	42.5%
QTDP	-	-	19.8%
OCS	26.0%	23.0%	-
Others	29.7%	20.6%	4.3%

21. Selected Quarterly Financial Information (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2012
Revenues, net	$631,946	$949,746	$833,817	$1,065,547
Operating expenses	6,547,486	7,029,077	6,780,375	8,124,795
Loss from operations	(5,915,540)	(6,079,331)	(5,946,558)	(7,059,248)
Net loss attributable to BioTime, Inc.	(4,973,342)	(5,457,222)	(4,958,014)	(6,037,125)
Basic and diluted net loss per share	(0.10)	(0.11)	(0.10)	(0.12)

Year Ended December 31, 2011
Revenues, net	$824,629	$755,553	$1,143,054	$1,631,526
Operating expenses	4,850,516	5,736,547	5,375,419	7,078,711
Loss from operations	(4,027,887)	(4,980,994)	(4,232,365)	(5,447,185)
Net loss attributable to BioTime, Inc.	(3,362,132)	(4,277,928)	(3,737,626)	(5,137,814)
Basic and diluted net loss per share	(0.07)	(0.09)	(0.08)	(0.10)

22. Pro Forma Financial Information for Fiscal Years Ended December 31, 2012 and 2011 (UNAUDITED)

The following unaudited pro forma information gives effect to the acquisitions of CTI assets, merger with Glycosan, and merger with XenneX as if the transactions took place on January 1, 2011.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Year Ended December 31,
	2012	2011
Revenues	$4,206,973	$5,111,792

(Loss) available to common shareholders	$(21,323,187)	$(16,336,709)

(Loss) per common share – basic	$(0.43)	$(0.33)

(Loss) per common share – diluted	$(0.43)	$(0.33)

23. Subsequent Events

Asset Contribution Agreement

On January 4, 2013, BioTime and BAC entered into an Asset Contribution Agreement with Geron Corporation (“Geron”) pursuant to which BioTime and Geron will concurrently contribute certain assets to BAC in exchange for shares of BAC common stock.  Closing of the asset contribution transaction is expected to occur no later than September 30, 2013.

Pursuant to the Asset Contribution Agreement, Geron has agreed to contribute certain assets related to its discontinued stem cell research and development programs, including certain patents and know-how related to human embryonic stem cells; certain biological materials and reagents; certain laboratory equipment; certain contracts; and certain product clinical trials, in exchange for shares of BAC common stock, and BioTime has agreed to contribute 8,902,077 common shares; warrants to subscribe for and purchase 8,000,000 additional common shares; $5,000,000 in cash; 10% of the shares of common stock of OrthoCyte Corporation issued and outstanding on the date of the Asset Contribution Agreement; 6% of the ordinary shares of our subsidiary Cell Cure Neurosciences issued and outstanding on the date of the Asset Contribution Agreement; and a quantity of certain human hES cell lines produced under cGMP, and a non-exclusive, world-wide, royalty-free license to use those hES cell lines and certain patents pertaining to stem cell differentiation technology, in exchange for BAC common stock and warrants to purchase BAC common stock.

A private investor has agreed to contribute $5 million in cash to BAC for 2,136,000 shares of BAC Series B common stock, and warrants to purchase 350,000 additional shares of BAC Series B common stock.  That investment will be made in conjunction with the closing under the Asset Contribution Agreement.  If for any reason the private investor fails to make the $5 million contribution, BioTime will contribute cash, BioTime common shares, or a combination of cash and BioTime common shares to BAC in an amount equal to the cash not contributed by the private investor.

The same private investor also agreed to invest $5 million in BioTime by purchasing, in two tranches, an aggregate of 1,350,000 BioTime common shares and warrants to purchase approximately 650,000 additional BioTime common shares.  The first tranche of $2,000,000 was funded during January 2013, and BioTime issued to the investor 540,000 common shares and 259,999 warrants.  The second tranche of $3,000,000 was originally intended to close later this year concurrent with the closing of the Asset Contribution Agreement.  However, on March 7, 2013 the investor and BioTime entered into an amendment to accelerate the closing date to April 10, 2013.  Upon closing of the second tranche, we will issue to the investor 810,000 common shares, and warrants to purchase an additional 389,998 common shares at an exercise price of $5.00 per share.

BAC will assume all obligations and liabilities in connection with the assets contributed by Geron, to the extent such obligations and liabilities arise after the closing date of the Asset Contribution Agreement, including certain obligations and liabilities to provide follow-up procedures with patients who participated in Geron’s clinical trials.

Upon the closing under the Asset Contribution Agreement, BioTime will own 21,773,340 shares of BAC Series B common stock and Geron will own 6,537,779 shares of BAC Series A common stock.  Upon the sale of BAC shares to the private investor, the private investor will own 2,136,000 shares of BAC Series B common stock.

Geron has agreed to distribute to its stockholders on a pro rata basis the shares of BAC Series A common stock that Geron receives in the asset contribution transaction following the closing under the Asset Contribution Agreement.  Following that distribution by Geron, BAC will distribute to the holders of its Series A common stock on a pro rata basis the 8,000,000 BioTime warrants that it receives under the Asset Contribution Agreement.

Following the distributions of the BAC Series A common stock by Geron to its stockholders, BioTime will own, including the shares of BAC Series B common stock that BioTime presently owns, approximately 71.6% of the outstanding BAC common stock, the Geron stockholders will own approximately 21.4% of the outstanding BAC common stock and the private investor will own approximately 7.0%, of the outstanding BAC common stock.

BioTime will also receive warrants to purchase 3,150,000 shares of BAC Series B common stock and the private investor will receive warrants to purchase 350,000 shares of BAC Series B common stock (the “BAC Warrants”).  The BAC Warrants will have an exercise price of $5.00 per share and a term of three years.  The exercise price per share and number of shares that may be purchased upon the exercise of the BAC Warrants will be subject to adjustment in the event of any BAC stock split, reverse stock split, stock dividend, reclassification of shares and certain other transactions.

The BAC Series A and Series B common stock will be identical in most respects, however, BAC will be entitled to make certain distributions or pay dividends, other than stock dividends, on its Series A common stock, without making a distribution or paying a dividend on its Series B common stock. The BAC Series B common stock may be converted into BAC Series A common stock, on a share for share basis, at BAC’s election, only after Geron distributes to its stockholders the BAC Series A common stock issued under the Asset Contribution Agreement and BAC subsequently distributes to the BAC Series A common stock holders the 8,000,000 BioTime warrants that BAC will receive from BioTime under the Asset Contribution Agreement.

Closing of the asset contribution transaction is subject to certain negotiated conditions, including: the effectiveness of registration statements under the Securities Act to be filed by BioTime and BAC, and the approval by BioTime shareholders of the issuance of BioTime shares and warrants in the transaction, and an amendment of BioTime’s Articles of Incorporation to increase its authorized capital stock (the “Shareholder Proposals”).

Closing of the cash contribution by the private investor is also subject to certain negotiated closing conditions, including the closing of the asset contribution transaction.

BioTime will be required to pay Geron a termination fee of $1.8 million in certain circumstances if the Asset Contribution Agreement is terminated if (a) the BioTime board of directors withdraws its recommendation to BioTime shareholders to approve the Shareholder Proposals, (b) certain BioTime directors materially breach the Support Agreements under which they and certain of their affiliates have agreed to vote their BioTime shares in favor of the Shareholder Proposals, or (c) BioTime’s shareholders do not vote to approve the Shareholder Proposals.

On March 14, 2013, ReCyte and one of its shareholders entered into a Stock Purchase Agreement under which the shareholder agreed to purchase 81,169 additional ReCyte common shares for approximately $250,000, reflecting a purchase price of $3.08 per share.  In March 2013, ReCyte received $125,000 for which 40,584 ReCyte common shares were issued.  ReCyte expects to receive the remaining $125,000 and to issue the remaining 40,585 common shares by the end of the second quarter.

Lease

On January 8, 2013, BioTime entered into a lease for an office and research facility located at 230 Constitution Drive, Menlo Park, California that BioTime plans to make available for use by BAC.  The building on the leased premises contains approximately 24,080 square feet of space.  The lease is for a term of three years commencing January 7, 2013.  BioTime will pay base rent of $31,786 per month, plus real estate taxes and certain costs of maintaining the leased premises.  As additional consideration for the lease, BioTime issued to the landlord BioTime common shares having a market value of $242,726, determined based upon the average closing price of our common shares on the NYSE MKT for a designated period of time prior to the signing of the lease.  BioTime agreed to register those shares under the Securities Act and if it fails to file a registration statement for such purpose within 120 days the landlord will have a right to return the shares to BioTime, in which case the base rent will increase to $38,528 per month, retroactive to the commencement date of the lease.

Cell Cure Neurosciences Investment

On January 29, 2013, in accordance with the November 1, 2012 Share Purchase Agreement between BioTime and Cell Cure Neurosciences, BioTime purchased 87,456 Cell Cure Neurosciences ordinary shares in exchange for 906,735 of BioTime common shares.  As a result of the share purchase, BioTime ownership directly and through ESI increased to approximately 62.6% of the outstanding ordinary shares of Cell Cure Neurosciences.

The number of common shares that BioTime issued to acquire the Cell Cure Neurosciences shares was based upon an average market price of $3.86 per BioTime common share determined on the basis of the ten actual trading days prior to November 1, 2012.  Under the Share Purchase Agreement, BioTime may be required to issue additional common shares to Cell Cure Neurosciences, or Cell Cure Neurosciences may be required to issue additional Cell Cure Neurosciences ordinary shares to BioTime, depending upon whether the market value of BioTime common shares increases or decreases by more than 15%, based upon the average closing price for the ten trading days commencing on May 1, 2013.  If the market value of BioTime common shares declines by more than 15% then BioTime will issue an additional number of shares required to make the value of the total number of common shares BioTime issued equal to $3.5 million, less the initial $3.86 market price multiplied by any BioTime common shares sold by Cell Cure Neurosciences prior to that date, and subject to a maximum 33% increase in the number of BioTime shares issued.  Conversely, if the value of BioTime shares increases by more than 15% as of such date, Cell Cure Neurosciences will be required to issue to BioTime a number of additional Cell Cure Neurosciences ordinary shares sufficient to bring the value of the Cell Cure shares Neurosciences issued to BioTime under the Share Purchase Agreement to the value of the BioTime common shares we issued, also determined on the basis of a ten day trading period commencing on May 1, 2013, but subject to a 33% maximum increase in the number of Cell Cure Neurosciences shares issued.

In 2013, BioTime raised gross proceeds of $11,306,430 from the sale of 2,537,051 common shares at a weighted average price of $4.46 per share in the open market.  The 2,537,051 shares were sold through BioTime's $25 million Controlled Equity Offering facility with Cantor Fitzgerald & Co., as sales agent, and through the sale of BioTime common shares held by its majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences. The proceeds of BioTime common shares sold by LifeMap Sciences and Cell Cure Neurosciences belong to those subsidiaries.

These consolidated financial statements were approved by management and the Board of Directors, and were issued on March 14, 2013.  Subsequent events have been evaluated through that date.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2012.  The attestation is included in the accounting firm's report on our audited consolidated financial statements.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors , Executive Officers, and Corporate Governance

The name, age, and background of each of our directors are contained under the caption “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Shareholders, and are incorporated herein by reference.  Information about our executive officers, committees of the Board of Directors, and compensation of directors is reported under the caption “Corporate Governance” in our Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 is reported under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

Information on compensation of our executive officers is reported under the caption “Executive Compensation” in our Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information on the number of common shares of BioTime beneficially owned by each shareholder known by us to be the beneficial owner of 5% or more of our common shares, and by each director and named executive officer, and by all directors and named executive officers as a group, is contained under the caption “Principal Shareholders” in our Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons; review, and approval or ratification of transactions with related persons; and director independence is reported under the caption “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about our Audit Committee’s pre-approval policy for audit services, and information on our principal accounting fees and services is reported under the caption “Ratification of the Selection of Our Independent Auditors” in our Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

(a-3) Exhibits.

Exhibit Numbers	Description

2.1	Equity and Note Purchase Agreement entered into as of April 28, 2010 by and between ES Cell Australia Limited, Pharmbio Growth Fund Pte. Ltd., and Biomedical Sciences Investment Fund Pte. Ltd. 19

2.2	Transfer Agreement dated May 3, 2010 between BioTime, Inc. and certain shareholders of ES Cell International Pte. Ltd. 19

2.3	Agreement and Plan of Merger, dated February 11, 2010, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. 22

2.4
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 26

2.5	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. 29

3.1	Articles of Incorporation with all amendments. 18

3.2	By-Laws, As Amended. 2

4.1	Specimen of Common Share Certificate. 1

4.2	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel. 16

4.3	Form of Warrant. 16

4.4	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte. Ltd. 19

4.5	Share Exchange and Contribution Agreement, dated July 24, 2012, among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 27

4.6	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. *

4.7	Form of Warrant (included in Exhibit 4.6). *

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg. 1

10.2	Intellectual Property Agreement between BioTime, Inc. and Judith Segall. 1

10.3	2002 Stock Option Plan, as amended. 18

10.4	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 3

10.5	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 4

10.6	Exclusive License Agreement between BioTime, Inc. and CJ Corp. 5

10.7	Hextend® and PentaLyte® Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.6

10.8	Addendum to Hextend® and PentaLyte® Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation. 7

10.9	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc. 8

10.10	Hextend® and PentaLyte® China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation. 9

10.11	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. 11

10.12	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation. 10

10.13	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. 12

10.14	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 12

10.15	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.16	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.17	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. 14

10.18	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. 14

10.19	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. 14

10.20	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009. 15

10.21	Form of Amendment of Revolving Credit Note. 15

10.22	Fifth Amendment of Security Agreement, dated April 15, 2009. 15

10.23	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel. 16

10.24	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. 16

10.25	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel.16

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. 22

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. 22

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. 22

10.39	Co-Exclusive Supply Agreement, dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd. 22

10.40	OncoCyte Corporation 2010 Stock Option Plan; Form of OncoCyte Corporation Stock Option Agreement. 22

10.41	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement. 22

10.42	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement. 22

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. 22

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.47	Employment Agreement, dated June 28, 2011, between Biotime, Inc., OrthoCyte Corporation, and William P. Tew. 23

10.48	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 24

10.49	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia. 24

10.50	License Option Agreement, dated December 15, 2011 between BioTime, Inc. and USCN Life Sciences, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 25

10.51	LifeMap, Inc. 2011 Stock Option Plan; Form of LifeMap, Inc. Stock Option Agreement. 25

10.52	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended. 28

10.53	Amendment to Share Exchange and Contribution Agreement, dated September 28, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 28

10.54	Share Purchase Agreement, dated November 1, 2012, between Cell Cure Neurosciences, Ltd. and BioTime, Inc. 28

10.55	Amendment to Share Exchange and Contribution Agreement, dated November 30, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. *

10.56	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher. 29

10.57	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. 29

10.58	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd.*

10.59	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd.*

10.60	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.*

10.61	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.*

10.62	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd.*

21.1	List of Subsidiaries.*

23.1	Consent of Rothstein, Kass & Company, P.C.*

31	Rule 13a-14(a)/15d-14(a) Certification. *

32	Section 1350 Certification.*

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

1
Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively

2
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

22	Incorporated by reference to BioTime’s Form 8-K 10-K for the year ended December 31, 2010.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2011.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2011.

25	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2011.

26	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012.

27	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

28	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2012

29	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2013.

BIOTIME, INC.

By:	/s/Michael D. West
Michael D. West, Ph.D.
Chief Executive Officer

Signature	Title	Date

/s/Michael D. West	Chief Executive Officer and	March 18, 2013
MICHAEL D. WEST, PH.D.	Director (Principal Executive Officer)

/s/Peter S. Garcia	Chief Financial Officer (Principal	March 18, 2013
PETER S. GARCIA	Financial and Accounting Officer)

/s/ Neal C. Bradsher	Director	March 18, 2013
NEAL C. BRADSHER

	Director	March __, 2013
ARNOLD I. BURNS

	Director	March __, 2013
STEPHEN C. FARRELL

/s/ Alfred D. Kingsley	Director	March 18, 2013
ALFRED D. KINGSLEY

/s/ Pedro Lichtinger	Director	March 18, 2013
PEDRO LICHTINGER

/s/Judith Segall	Director	March 18, 2013
JUDITH SEGALL

/s/Andrew von Eschenbach	Director	March 18, 2013
ANDREW VON ESCHENBACH

Exhibit Numbers	Description

2.1	Equity and Note Purchase Agreement entered into as of April 28, 2010 by and between ES Cell Australia Limited, Pharmbio Growth Fund Pte. Ltd., and Biomedical Sciences Investment Fund Pte. Ltd. 19

2.2	Transfer Agreement dated May 3, 2010 between BioTime, Inc. and certain shareholders of ES Cell International Pte. Ltd. 19

2.3	Agreement and Plan of Merger, dated February 11, 2010, between Glycosan BioSystems, Inc., OrthoCyte Corporation, and BioTime, Inc. 22

2.4
Agreement and Plan of Merger, dated April 19, 2012, by and among XenneX, Inc., LifeMap Sciences, Inc., BioTime, Inc. and the stockholders of XenneX, Inc. named therein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 26

2.5	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation 29

3.1	Articles of Incorporation with all amendments. 18

3.2	By-Laws, As Amended. 2

4.1	Specimen of Common Share Certificate. 1

4.2	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel. 16

4.3	Form of Warrant. 16

4.4	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte. Ltd. 19

4.5	Share Exchange and Contribution Agreement, dated July 24, 2012, among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 27

4.6	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. *

4.7	Form of Warrant (included in Exhibit 4.6). *

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg. 1

10.2	Intellectual Property Agreement between BioTime, Inc. and Judith Segall. 1

10.3	2002 Stock Option Plan, as amended. 18

10.4	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 3

10.5	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 4

10.6	Exclusive License Agreement between BioTime, Inc. and CJ Corp. 5

10.7	Hextend® and PentaLyte® Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation.6

10.8	Addendum to Hextend® and PentaLyte® Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation. 7

10.9	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc. 8

10.10	Hextend® and PentaLyte® China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation. 9

10.11	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. 11

10.12	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation. 10

10.13	License, Product Production, and Distribution Agreement, dated June 19, 2008, among Lifeline Cell Technology, LLC, BioTime, Inc., and Embryome Sciences, Inc. 12

10.14	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 12

10.15	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.16	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. 13

10.17	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute. 14

10.18	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation. 14

10.19	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody. 14

10.20	Fifth Amendment of Revolving Line of Credit Agreement, dated April 15, 2009. 15

10.21	Form of Amendment of Revolving Credit Note. 15

10.22	Fifth Amendment of Security Agreement, dated April 15, 2009. 15

10.23	Stock and Warrant Purchase Agreement between BioTime, Inc. and George Karfunkel. 16

10.24	Stock and Warrant Purchase Agreement between BioTime, Inc. and Broadwood Partners, L.P. 16

10.25	Registration Rights Agreement between BioTime, Inc., Broadwood Partners, L.P. and George Karfunkel.16

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. 22

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. 22

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. 22

10.39	Co-Exclusive Supply Agreement, dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd. 22

10.40	OncoCyte Corporation 2010 Stock Option Plan; Form of OncoCyte Corporation Stock Option Agreement. 22

10.41	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement. 22

10.42	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement. 22

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan; Form of ReCyte Therapeutics, Inc. Stock Option Agreement. 22

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. 22

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.47	Employment Agreement, dated June 28, 2011, between Biotime, Inc., OrthoCyte Corporation, and William P. Tew. 23

10.48	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 24

10.49	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia. 24

10.50	License Option Agreement, dated December 15, 2011 between BioTime, Inc. and USCN Life Sciences, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 25

10.51	LifeMap, Inc. 2011 Stock Option Plan; Form of LifeMap, Inc. Stock Option Agreement. 25

10.52	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended. 28

10.53	Amendment to Share Exchange and Contribution Agreement, dated September 28, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 28

10.54	Share Purchase Agreement, dated November 1, 2012, between Cell Cure Neurosciences, Ltd. and BioTime, Inc. 28

10.55	Amendment to Share Exchange and Contribution Agreement, dated November 30, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. *

10.56	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher. 29

10.57	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. 29

10.58	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd.*

10.59	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd.*

10.60	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.*

10.61	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.*

10.62	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd.*

21.1	List of Subsidiaries.*

23.1	Consent of Rothstein, Kass & Company, P.C.*

31	Rule 13a-14(a)/15d-14(a) Certification. *

32	Section 1350 Certification.*

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

1
Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively

2
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

22	Incorporated by reference to BioTime’s Form 8-K 10-K for the year ended December 31, 2010.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2011.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2011.

25	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2011.

26	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012.

27	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

28	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2012

29	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

*	Filed herewith