Form 10-K/A
period 2012-12-31
BIOTIME INC
filed 2013-04-30
CIK 876343

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

The number of common shares outstanding as of April 26, 2013 was 55,728,793.

Documents Incorporated by Reference
None

Statements made in this Form 10-K/A-1 that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “we” means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-K/A-1, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

BioTime, Inc. (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date.  The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The names and ages of our directors are:

Neal C. Bradsher, CFA, 47, joined the Board of Directors during July 2009.  Mr. Bradsher has been President of Broadwood Capital, Inc., a private investment firm, since 2002. Previously, he was a Managing Director at Whitehall Asset Management, Inc. from 1999 to 2002.  Earlier in his career Mr.  Bradsher was a Managing Director at Campbell Advisors, as well as a senior equity analyst at Alex Brown & Sons and Hambrecht & Quist.  Mr. Bradsher holds a B.A. degree in economics from Yale College and is a Chartered Financial Analyst.  Mr. Bradsher is also a director of Questcor Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders.

Mr. Bradsher brings to the Board a wealth of experience in finance, management, and corporate governance attained through his successful investments in other companies, including companies in the pharmaceutical, medical device, health care services, and health care information systems sectors.  He has worked with several health care companies to improve their management and governance, and he currently serves as a director of Questcor Pharmaceuticals, Inc.  Entities that Mr. Bradsher controls have invested in most of BioTime's financing transactions over the last several years.  Mr. Bradsher is the President of the general partner of Broadwood Partners, LP, currently one of our largest shareholders.

Arnold I. Burns, 83, joined the Board of Directors during July 2009.  Mr. Burns was Chairman of QuanStar Group, LLC, a strategic management consulting firm, from 2004 to 2009.  Mr. Burns was a managing director of Arnhold and S. Bleichroeder, Inc. from 1999 to 2002, and Natixis Bleichroeder, Inc. during 2002.  Mr. Burns was a practicing attorney for nearly 40 years.  From 1989 to 1999 he was a partner in the New York law firm of Proskauer Rose, LLP, and from 1986-1988 he was Deputy Attorney General of the United States, the Chief Operating Officer of the Department of Justice.  Mr. Burns holds a J.D. degree from Cornell Law School.

Mr. Burns brings to the Board many years of experience in the fields of law, finance, and management. Mr. Burns was a practicing attorney for nearly 40 years.  As Chief Operating Officer of the Department of Justice, he was responsible for the management of a large, nationwide organization within the Executive Branch of government.  As a private consultant, Mr. Burns provides advice to business clients regarding strategic relationships for growing businesses.

Stephen C. Farrell, 48, joined the Board of Directors during March 2013.  Mr. Farrell currently serves as Chief Executive Officer and Director of Convey Health Solutions (formerly known as NationsHealth, Inc.), a healthcare business process outsourcing company headquartered in Sunrise, Florida.  Convey Health Solutions utilizes both technology and staff to manage end-to-end insurance processes for business clients.  Before joining Convey Health Solutions in 2011, he served as President of PolyMedica Corporation, a publicly traded provider of diabetes supplies and related services that was acquired in 2007 by Medco Health Solutions.  During his eight year tenure at PolyMedica, Mr. Farrell served as its President, Chief Operating Officer, and as Chief Financial Officer, Chief Compliance Officer, and Treasurer.  Mr. Farrell previously served as Executive Vice President and Chief Financial Officer of Stream Global Services, Inc., a business process outsourcing company.  Earlier in his career, Mr. Farrell served as Senior Manager at PricewaterhouseCoopers LLP.  Mr. Farrell holds an A.B. from Harvard University, and an M.B.A. from the Darden School at the University of Virginia.  Mr. Farrell currently serves on the board and is chairman of the Audit Committee of Questcor Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders.

Mr. Farrell brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior executive of a public healthcare company during a period of significant growth.

Alfred D. Kingsley, 70, joined the Board of Directors and became Chairman of the Board during July 2009.  In January 2011, Mr. Kingsley became the executive Chairman of five of our subsidiaries.  Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993.  Greenbelt Corp. served as our financial advisor from 1998 until June 30, 2009.  Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years.  Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders.  Mr. Kingsley developed an intimate knowledge of our business in his role as our financial advisor before he joined our Board.  Mr. Kingsley has been instrumental in structuring our equity and debt financings, and in the transition of our business focus into the field of human embryonic stem cell technology, and the business acquisitions that have helped us expand the scope of our business.  Mr. Kingsley, along with entities that he controls, is currently our largest shareholder.

Pedro Lichtinger, 58, joined the Board of Directors during August 2009.  Mr. Lichtinger served as President, Chief Executive Officer, and a director of Optimer Pharmaceuticals, Inc., from May 2010 to February 26, 2013.  Mr. Lichtinger previously served as an executive of Pfizer, Inc. from 1995 to 2009, including as President of Pfizer's Global Primary Care Unit from 2008 to 2009, Area President, Europe from 2006 to 2008, President, Global Animal Health from 1999 to 2006, and Regional President Europe Animal Health from 1995 to 1999.  Before joining Pfizer, Mr. Lichtinger was an executive of Smith Kline Beecham, last serving as Senior Vice-President Europe Animal Health from 1987 to 1995.  Mr. Lichtinger holds an MBA degree from the Wharton School of Business and an Engineering degree from the National University of Mexico.

 Mr. Lichtinger brings to our Board more than 20 years of experience in the pharmaceutical industry, where he played a key role in the development of international business for two leading pharmaceutical companies, Pfizer and Smith Kline Beecham.  We believe that Mr. Lichtinger’s experience in the international pharmaceutical industry will be of great value in our efforts to find and capitalize on opportunities in overseas markets.  Mr. Lichtinger was responsible for more than $23 billion of revenues by Pfizer in 2008.

Judith Segall, 59, is our Vice President of Administration and Corporate Secretary, and has served on the Board of Directors from 1990 through 1994, and from 1995 through the present date.  She was a co-founder of BioTime in 1990.  Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

As one of our co-founders, Ms. Segall has served on our Board and as an executive for more than 20 years. During that time, she has developed a wealth of knowledge concerning our business operations, financial structure, and institutional relationships, particularly our relationships with the manufacturers and distributors of Hextend®.

Andrew C. von Eschenbach, M.D., 71, joined our Board of Directors during November 2011.  Dr. von Eschenbach is the President of Samaritan Health Initiatives, Inc., a health care policy consultancy, and is an Adjunct Professor at University of Texas MD Anderson Cancer Center.  From September of 2005 to January 2009, Dr. von Eschenbach served as Commissioner of the Food and Drug Administration.  He was appointed Commissioner of the FDA after serving for four years as Director of the National Cancer Institute at the National Institutes of Health.  Dr. von Eschenbach earned a B.S. from St. Joseph’s University and a medical degree from Georgetown University School of Medicine in Washington, D.C. Dr. von Eschenbach serves on the Board of Directors of Elan Corporation, plc. He also serves on the Chugai Pharmaceutical International Advisory Council; the GE Healthymagination Advisory Board; and the Scientific Advisory Board of Arrowhead Research Corporation.  He is a Senior Fellow at the Milken Institute, Senior Fellow and Director of the FDA Project at the Manhattan Institute; and serves on the Expert Oncology Panel at GSK Oncology.

Dr. von Eschenbach is an internationally renowned cancer specialist and author of more than 300 scientific articles and studies, and served for over three decades as a physician, surgeon, oncologist, and executive in the healthcare industry.  His roles have included serving as Chairman of the Department of Urologic Oncology and Executive Vice President and Chief Academic at the University of Texas MD Anderson Cancer Center in Houston.

 Michael D. West, Ph.D., 60, became our Chief Executive Officer during October 2007, and has served on the Board of Directors since 2002. Prior to becoming our Chief Executive Officer, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Advanced Cell Technology, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine.  Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998 he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells.  From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, that led to the first isolation of human embryonic stem and human embryonic germ cells.  Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

Dr. West is an internationally renowned pioneer and expert in stem cell research, and has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology, and human embryonic stem cell research and development.  Dr. West brings to our Board the proven ability to conceive of and manage innovative research and development programs that have made scientifically significant discoveries in the field of human embryonic stem cells, and the ability to build companies focused on the great potential of regenerative medicine.

Audit Committee

The Board of Directors has an Audit Committee, the members of which are Arnold I. Burns, Stephen C. Farrell, Pedro Lichtinger, and Andrew C. von Eschenbach.  Mr. Farrell is the Chairman of the Committee.  The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants.  The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and shareholders who beneficially own 5% or more of our common shares.  The Audit Committee has a written charter that requires the members of the Audit Committee to be directors who are independent in accordance with Section 803(A) and Section 803(B) of the NYSE MKT Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board of Directors has determined that Messrs Burns, Farrell, and Lichtinger each meet the criteria of an “audit committee financial expert” within the meaning of the SEC's regulations by virtue of their knowledge and understanding of accounting practices acquired from their professional experience, including their experience preparing or auditing financial statements or supervising financial and accounting personnel.  Mr. Burns qualifies on the basis of his experience as the Chief Operating Officer of the United States Department of Justice and as a managing partner of a large law firm.  Mr. Farrell qualifies on the basis of his experience as an accountant working for a major accounting firm and as the Chief Executive Officer, Chief Operating Officer, President and Chief Financial Officer of a number of companies, both public and private.  Mr. Lichtinger qualifies on the basis of his experience as the Chief Executive Officer of a public pharmaceutical company and as President of certain divisions of a global pharmaceutical company.

A copy of the Audit Committee Charter has been posted on our internet website and can be found at www.biotimeinc.com.

Report of the Audit Committee on the Audit of Our Financial Statements

The following is the report of the Audit Committee with respect to BioTime’s audited financial statements for the year ended December 31, 2012.  The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that BioTime specifically incorporates such information by reference in such filing.

The members of the Audit Committee, other than Mr. Farrell who was not then a member of the Audit Committee, held discussions with our management and representatives of Rothstein Kass, our independent registered public accountants, concerning the audit of our financial statements for the year ended December 31, 2012.  The independent public accountants are responsible for performing an independent audit of our consolidated financial statements and issuing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.  Our auditors also audit our internal control over financial reporting.  The Audit Committee does not itself prepare financial statements or perform audits, and its members are not auditors or certifiers of BioTime’s financial statements.

The Audit Committee members, other than Mr. Farrell, reviewed and discussed with management and representatives of the auditors the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our auditors also discussed with the Audit Committee, other than Mr. Farrell, the adequacy of BioTime’s internal control over financial reporting.

The Audit Committee members, other than Mr. Farrell, discussed with the auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).  Our auditors submitted to the Audit Committee the written disclosures and the letter mandated by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence.  Based on the reviews and discussions referred to above, the Audit Committee, other than Mr. Farrell who was not then a member of the Committee, unanimously approved the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”).

The Audit Committee also met on a quarterly basis with the auditors during 2012 to review and discuss our financial statements for the quarter and the adequacy of internal control over financial reporting. Two of the current members of the Audit Committee, Mr. Farrell and Dr. von Eschenbach, did not participate in those quarterly meetings during 2012 because they did not join the Committee until March 19, 2013 and December 20, 2012, respectively.

The Audit Committee:  Stephen C. Farrell (Chairman), Arnold I. Burns, Pedro Lichtinger, Andrew C. von Eschenbach.

Executive Officers

Michael D. West, Robert W. Peabody, Peter S. Garcia, and William P. Tew are our executive officers.  Peter S. Garcia has resigned his position as our Chief Financial Officer effective May 10, 2013.  Our Senior Vice President and Chief Operating Officer, Robert W. Peabody, will take on the additional role as Chief Financial Officer, a position that  Mr. Peabody previously held from September 2010 until October 2011, when Mr. Garcia was hired. Alfred D. Kingsley is an executive officer of five of our subsidiaries but he is not otherwise an executive officer of BioTime.  There are no family relationships among our directors or officers.

Robert W. Peabody, 58, is our Senior Vice-President and Chief Operating Officer.  Commencing May 10, 2013, Mr. Peabody will become our Chief Financial Officer. Mr. Peabody also served on an interim basis as our Chief Financial Officer from September 2010 until October 2011.  Prior to joining BioTime in October 2007, Mr. Peabody served as a Vice-President of Advanced Cell Technology, Inc., and also served on their board of directors from 1998 to 2006.  Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company.  He has also been an audit manager for Ernst and Young where he was a Certified Public Accountant on the audit staff serving the firm's clients whose shares are publicly traded.  Mr. Peabody received a Bachelor Degree in Business Administration from the University of Michigan.

Peter S. Garcia, 52, became our Chief Financial Officer during October 2011.  Peter S. Garcia has resigned his position as Chief Financial Officer effective May 10, 2013. Before joining BioTime, Mr. Garcia was the Chief Financial Officer of six biotech and high-tech companies since 1996, and was instrumental in raising over $500 million and leading multiple merger and acquisition transactions for these companies.  He was most recently with Marina Biotech, Inc. managing finance and investor relations efforts as well as corporate communications, and IT and facilities functions.  From 2004 to 2008, Mr. Garcia was CFO of Nanosys, Inc., a leading nanotechnology company, where he led efforts in raising the largest private nanotechnology company financing in 2005. From 1996 to 2004, Mr. Garcia was CFO of four Bay Area biotech companies: Nuvelo, Inc.; Novacept; IntraBiotics Pharmaceuticals; and Dendreon Corp.  From 1990 to 1996, he was a financial executive with Amgen, Inc. during its early days of commercializing therapeutics.  Mr. Garcia graduated with honors from Stanford University in 1983 with a Bachelor of Arts degree in economics and sociology.  In 1985 he earned his MBA from the University of California Los Angeles with a concentration in Finance and Accounting.

William P. Tew, Ph.D., 67, was appointed our Chief Commercial Officer in July 2011 and prior to that was Vice President of Business Development of BioTime and our subsidiary OrthoCyte Corporation.  Dr. Tew co-founded Glycosan BioSystems in 2006 and served as its President and Chief Executive Officer until it was acquired by our subsidiary OrthoCyte Corporation during March 2011.  Dr. Tew has extensive experience in life sciences, biopharmaceuticals, and university technology licensing.  He was on the research and teaching faculty at Johns Hopkins University School of Medicine from 1979 to 1983, and served as Associate Provost and Assistant Dean of Technology Licensing from 2000 to 2004.  In 1980 Dr. Tew founded Chesapeake Biological Laboratories, where he served as Chairman and Chief Executive Officer for almost two decades, developing and manufacturing bulk pharmaceuticals, parenteral drugs, and medical devices in compliance with FDA and cGMP regulations.  He also oversaw the design, validation, and operation of sterile filling and packing facilities and implemented reliable ISO quality-management systems.

Item 11.  Executive Compensation

Compensation of Directors

Directors and members of committees of the Board of Directors who are salaried employees of BioTime are entitled to receive compensation as employees but are not compensated for serving as directors or attending meetings of the Board or committees of the Board.  All directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.

Each non-employee director, other than the Chairman of the Board of Directors, receives an annual fee of $15,000 in cash, plus $1,000 for each regular or special meeting of the Board attended, and will receive options to purchase 20,000 common shares under our Equity Incentive Plan.  As Chairman of the Board of Directors, Alfred Kingsley receives an annual fee of $80,000 in cash, plus $1,000 for each regular or special meeting of the Board attended, and options to purchase 50,000 common shares under our Equity Incentive Plan.  In addition to his compensation as Chairman of the Board, Mr. Kingsley received compensation in the amount of $60,000 from each of five of our subsidiaries during 2012, and will receive compensation from those subsidiaries and our new subsidiary Asterias Biotherapeutics, Inc. (“Asterias”) during 2013, for serving as Chairman of each subsidiary.  Mr. Kingsley is also eligible to participate in certain health insurance and similar benefit plans that are available to employees of BioTime and its subsidiaries.

The annual fee of cash will be paid, and the stock options granted will vest and become exercisable, in four equal quarterly installments, provided that the director remains a director on the last day of the applicable quarter.  The options will expire if not exercised five years from the date of grant.

Directors who serve on the Audit Committee, Nominating and Corporate Governance Committee, the Compensation Committee, or the Science & Technology Committee shall receive, in addition to other fees payable to them as directors, the following annual fees:

●	Audit Committee Chairman: $10,000
●	Audit Committee Member other than Chairman: $7,000
●	Nominating and Corporate Governance Committee Chairman: $7,500
●	Nominating and Corporate Governance Committee Member other than Chairman: $5,000
●	Compensation Committee Chairman: $7,500
●	Compensation Committee Member other than Chairman: $5,000
●	Science & Technology Committee Chairman: $20,000
●	Science & Technology Committee Member other than Chairman: $5,000

BioTime directors who serve as directors of our subsidiaries are also eligible to receive stock options or to purchase restricted stock under the stock option plans adopted by our subsidiaries.  An award to a BioTime director under a subsidiary plan is approved by both the board of directors of the subsidiary and by the BioTime Board of Directors or by the Compensation Committee, without the vote of the director receiving the award.  No options were granted to our directors during 2012 under our subsidiaries’ stock option plans.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the current members of the Board who served as directors during the year ended December 31, 2012 and who were not our employees on the date the compensation was earned.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash		Option Awards(1)	Total

Neal C. Bradsher	$36,250		$65,901	$101,151
Arnold I. Burns	$47,500		$65,901	$113,401
Alfred D. Kingsley	$390,000	(2)	$164,752	$554,752
Pedro Lichtinger	$38,750		$65,901	$104,651
Andrew C. von Eschenbach, M.D.	$57,750	(3)	$65,901	$123,651

(1)
During July 2012, our directors who are not salaried employees of BioTime each received an award of stock options entitling them to purchase 20,000 common shares at a fixed price as partial compensation for serving on the Board of Directors for a period of one year, except that Mr. Kingsley received 50,000 stock options as partial compensation for serving in his capacity as Chairman of the Board.  The options will vest and become exercisable in equal quarterly installments over a one-year period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant.  We use the Black-Scholes-Merton Pricing Model to compute option fair values. With respect to these options, we used the following variables: stock price of $4.60, exercise price of $4.79, expected term of 5 years, volatility of 96.087%, and a bond equivalent yield discount rate of 0.67%.

(2)	During 2012, in addition to $90,000 in director fees, Mr. Kingsley received $60,000 from each of five of our subsidiaries for serving as Chairman of the subsidiary.

(3)	Amount includes $18,750 for serving as a board member of OncoCyte, a subsidiary of BioTime.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Board of Directors has a Compensation Committee the members of which are Arnold I. Burns, Pedro Lichtinger, and Andrew C. von Eschenbach, all of whom qualify as “independent” in accordance with Section 803(A) and Section 803(B) of the NYSE MKT Company Guide.  Mr. Burns is the Chairman of the Committee.  The Compensation Committee will determine or recommend to the Board of Directors the terms and amount of executive compensation and grants of options to key employees, consultants, and independent contractors.  Executive officers who also serve on the Board of Directors do not vote on matters pertaining to their own personal compensation.

Compensation Committee Report

The following is the report of the Compensation Committee for the year ended December 31, 2012.  The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that BioTime specifically incorporates such information by reference in such filing.

We have reviewed and discussed with management the Compensation Discussion and Analysis in this Amendment to BioTime’s Annual Report on Form 10-K.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Compensation Committee: Arnold I. Burns (Chairman), Pedro Lichtinger

Compensation Discussion and Analysis

Elements of Executive Compensation

Our compensation policies have been influenced by the need to attract and retain executives with the scientific and management expertise to conduct our research and product development program in a highly competitive industry dominated by larger, more highly capitalized companies.  The compensation we provide our executive officers currently has the following primary components:

•	Base salary;

•	annual cash bonuses based on corporate and individual performance;

•	long-term incentives in the form of stock options;

•	health insurance; and

•	401(k) plan participation with employer contributions.

 In determining compensation for our executive officers, the Compensation Committee considers a variety of factors.  For 2012 compensation, the most important factors were:

•	BioTime’s and its subsidiaries’ growth and progress in scientific research;

•	extraordinary performance by an individual during the year;

•	retention concerns;

•	the executive’s tenure and experience;

•	the executive’s historical compensation;

•	market data;

•	our financial position and capital resources; and

•	fairness.

In reviewing each executive’s overall compensation, the Compensation Committee considers an aggregate view of base salary and bonus opportunities, previous stock option grants, and the dollar value of benefits and perquisites.  Executive compensation is also influenced by the cost of living in the San Francisco Bay Area.  These factors have been balanced against our financial position and capital resources.  In evaluating the compensation of executive officers, the Compensation Committee considers input from the Chief Executive Officer who is most familiar with their performance.

BioTime is a growing company and our compensation policies are still evolving.  In course of BioTime’s growth and integration of newly acquired companies, we may implement new compensation plans and policies and modify existing ones.  Accordingly, executive compensation paid during 2012 may or may not be reflective of the compensation that will be paid during subsequent years, except to the extent that the executives receive compensation under employment agreements that continue in effect during those years.  In this regard, the Compensation Committee may consider the implementation of performance based bonus programs under which awards would be based upon the attainment of pre-set quantified bench marks or goals.  The Compensation Committee may, as permitted by the Compensation Committee Charter, engage the services of an independent executive compensation consulting firm to review our current compensation plans and procedures and to provide additional information about comparative compensation offered by peer companies, market survey information, and information about trends in executive compensation.

Base Salaries

The minimum base salaries of Michael D. West, our Chief Executive Officer, Robert W. Peabody, our Senior Vice President and Chief Operating Officer, Peter S. Garcia, our Chief Financial Officer, and William P. Tew, our Chief Commercial Officer are defined by their respective employment agreements which were approved by the Board of Directors, without the vote of Dr. West in the case of his employment agreement.  The base salaries for our executive officers were established based on the scope of their responsibilities and are intended to be competitive with the compensation paid to executives with comparable qualifications, experience and responsibilities in similar businesses of comparable size.  Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels and to reflect the growth of the company and the increasing responsibilities of the executives.

During the past year three years, BioTime has organized or acquired new subsidiaries through which it is conducting its regenerative medicine and stem cell research business.  The organization of BioTime Asia, Limited and LifeMap Sciences, Inc., the acquisition of ES Cell International Pte Ltd., and the acquisition of a controlling interest in CellCure Neurosciences, Ltd. has transformed BioTime into an international company, and has placed greater demands on the time and efforts of Dr. West, Mr. Peabody, and Mr. Garcia, including overseas travel in the management and oversight of our offshore companies.  The Committee also expects the inception of operations by Asterias and the integration of its technology with BioTime’s following the completion of the asset contribution transaction under the Asset Contribution Agreement among Asterias, BioTime and Geron Corporation will result in a significant demand on the time of Dr. West.

During February 2013, the Compensation Committee reviewed the base salaries of Dr. West, Mr. Peabody, Mr. Garcia, and Dr. Tew which had been set at $660,500, $386,900, 324,000 and $265,000 during 2012, which included $300,000 and $150,000 that Dr. West and Mr. Peabody, respectively, received from BioTime subsidiaries.  Based on a comparison of those salaries to salaries paid by competing companies, including companies located in the San Francisco Bay area, and increased support of BioTime’s subsidiaries, the Compensation Committee determined that, commencing in 2013, Dr. West will receive a base annual salary of $680,315, including $440,315 from BioTime and $240,000 from BioTime subsidiaries.  Mr. Peabody will receive a base annual salary of $367,607, including $247,607 from BioTime, and $120,000 from BioTime subsidiaries, provided that $30,000 from BioTime Asia, Limited will be eliminated after the closing of the Asset Contribution Agreement transaction among BioTime, Asterias, and Geron Corporation with the potential of his salary being increased based upon his role at Asterias, which has yet to be determined.

The Compensation Committee approved a base annual salary of $374,000 for Mr. Garcia, including $274,000 from BioTime and $100,000 from Asterias, reflecting the significance of his role as Chief Financial Officer of that subsidiary, resulting in a net increase of $50,000 in his total salary from BioTime and subsidiaries.

The Committee reviewed Dr. Tew’s base salary and determined that his annual salary should be set at $285,000 based upon his salary increase in mid-2012, and the shift of focus of his job responsibilities from commercialization of research products to the development of Renevia™.  The Committee may review Dr. Tew’s base salary and consider whether a larger increase is merited based upon further review of the scope of Dr. Tew’s responsibilities and progress made in the clinical product development of Renevia™ in 2013.

Bonuses

Bonuses may be earned by each executive officer based upon the achievement of personal goals established in the executive’s employment agreement, or based upon the personal performance of an executive in helping the company or a subsidiary attain its strategic objectives, as determined by the Compensation Committee.  Because we are still conducting research and development, and have not attained a level of profitability, the use of performance milestones based upon profit levels and return on equity as the basis for incentive compensation has not been considered appropriate.  Instead, the incentive awards in the past have been tied to the achievement of company strategic goals and personal performance.  Personal performance is related to the functional responsibility of each executive officer.  Important milestones that have been considered by the Compensation Committee or the Board of Directors in determining incentive bonuses or bonus provisions in employment agreements in the past have included (i) procuring additional capital and research grants, (ii) licensing products and technology, (iii) completing specified research and development goals, and (iv) achieving organizational goals such as the acquisition of other businesses and the integration of those businesses into our organization.

The Committee considered executive accomplishments and performance during 2012 for bonus awards, along with financial factors, including our cash position and commitments, and the status of the pending asset acquisition by Asterias.  The Committee recommended the discretionary bonuses for 2012 be awarded to Dr. West, Mr. Garcia, and Dr. Tew in the amounts of $35,000, $100,000, and $20,000, respectively, which were paid in February 2013.  In addition, contracted bonuses were awarded to Dr. West and Mr. Peabody in the amounts of $65,000 and $45,000, respectively, the details of which are described below.

Funding for research is critical to our business.  Under his employment agreement, Dr. West is entitled to receive an annual bonus equal to the lesser of (A) $65,000 or (B) the sum of 65% of Consulting Fees and 6.5% of Grant Funds we receive during each fiscal year; provided that (x) we obtained the grant that is the source of the Grant Funds during the term of his employment, (y) the grant that is the source of the Grant Funds is not a renewal, extension, modification, or novation of a grant (or a new grant to fund the continuation of a study funded by a prior grant from the same source) obtained by us prior to his employment, and (z) the grant that is the source of the Grant Funds was not obtained by us substantially through the efforts of any consultant or independent contractor compensated by us for obtaining the grant.  Grant Funds means money actually paid to us during a fiscal year as a research grant by any federal or state government agency or any not for profit non-government organization, and expressly excludes (1) license fees, (2) royalties, (3) Consulting Fees, (4) capital contributions to us or any of our subsidiaries, or any joint venture of any kind (regardless of the legal entity through which the joint venture is conducted) to which we are a party, and (5) any other payments received by us from a business or commercial enterprise for research and development of products or technology pursuant to a contract or agreement for the commercial development of a product or technology.  Consulting Fees means money we receive under a contract that entitles us to receive a cash fee for providing scientific and technical advice to third parties concerning stem cells.  During 2012, Dr. West received a bonus of $65,000 based on BioTime’s receipt of Grant Funds.

Under his employment agreement, Mr. Peabody is entitled to receive an annual bonus equal to the lesser of (A) $45,000 or (B) the sum of 35% of Consulting Fees and 3.5% of Grant Funds determined on the same basis used to determine the annual bonus under Dr. West’s employment agreement.  During 2012, Mr. Peabody received a bonus of $45,000 based on BioTime’s receipt of Grant Funds.

Stock Option Awards

Stock options are an important part of the compensation packages for BioTime’s employees, directors, and consultants.  We strongly believe that attracting and retaining the services of employees, directors, and consultants depends in great measure upon the ability of BioTime and its subsidiaries to provide the kind of incentives that are derived from the ownership of stock and stock options, which are offered by competing pharmaceutical development and bio-technology companies.  This is especially true for us and our subsidiaries since the base compensation that we and our subsidiaries offer is often lower than the compensation packages offered by competing companies.  For these reasons, six of our subsidiaries have adopted stock option plans with the approval of our Board of Directors, including the independent directors.  One of our other subsidiaries, CellCure Neurosciences, Ltd., had already adopted its own stock option plan before we acquired our interest in that subsidiary.

Our stock options programs are intended to align the long-term interests of executives with the interests of shareholders by offering potential gains if our stock price increases, and to provide incentives for employees to work towards the long-term success of BioTime and its subsidiaries by using vesting schedules over several years.  We use a combination of BioTime stock options and subsidiary stock options.  Because of the direct relationship between the value of a BioTime stock option and the increased market price of our common shares after the grant date, we feel that stock options will continue to be important to motivate our executive officers and employees to manage BioTime in a manner that is consistent with both the long-term interests of our shareholders and our business objectives.

We believe that having subsidiaries that focus on particular disease therapies or research products will facilitate the optimization of scientific and commercial collaborations, thereby improving the probability that a subsidiary company will eventually become an industry leader.  We also believe that high-quality executives are likely to be more attracted to managing subsidiary companies than to heading divisions within a larger company.  The organization of our regenerative medicine business into subsidiaries has also facilitated our ability to obtain financing for our regenerative medicine programs.  We believe that granting stock options in a subsidiary company provides incentives for executives and other employees to work towards the long-term success of that subsidiary so that it can grow to become a self-sufficient, “stand alone” company, at which time holders of stock in the subsidiary may realize value for their subsidiary shares.

The stock option plans of BioTime and its subsidiaries also permit the sale of restricted stock in lieu of granting stock options.  Although we have not sold restricted stock to executives, we may do so in the future.  The ownership of restricted stock requires the executive to make a current financial commitment to the company, which we believe may strengthen the executive’s ties to the company, especially in the case of a subsidiary where no public market exists for its common stock.  The purchase of restricted stock may also offer long-term tax advantages to the executives.  Our new Equity Incentive Plan also permits us to award (a) stock appreciation rights through which executives may receive cash awards based upon the excess of the market price of our common shares over the strike price of the stock appreciation rights granted, and (b) restricted stock units through which an executive may receive common shares or cash payments upon the vesting of the units and satisfaction of any conditions of the award.

We and our subsidiaries did not grant any stock options to our executive officers during 2012.

During February 2013, the Committee recommended to the Board of Directors that annual grants of stock options be made to executive officers and other employees based upon their professional level in the organization and their annual performance using the following matrix as a guideline:

Position	Number of Option Shares

Chief Executive Officer	200,000
Senior Executive/Officer	100,000
Vice President/Senior Director	50,000
Director/Manager	25,000
Senior Professional	10,000
Technical/Administrative	5,000

Consistent with that recommendation, the Committee recommended, and the Board of Directors has approved, the following stock option grants to executive officers:

Name	Position	Number of Option Shares

Michael D. West	Chief Executive Officer	200,000
Robert W. Peabody	Sr. V.P. Chief Operating Officer	100,000
Peter S. Garcia	Chief Financial Officer	100,000
William P. Tew	Chief Commercial Officer	100,000

The stock options were granted under the new Equity Incentive Plan and are conditioned upon shareholder approval of the Plan.

Severance and Change of Control Payments

The employment agreements of our executive officers contain provisions entitling them to severance benefits in the event that their employment is terminated by us or following a “Change of Control” of BioTime.

If we terminate Dr. West’s or Mr. Peabody’s employment without “cause” as defined in their respective employment agreements the terminated executive will be entitled to severance benefits, consisting of payment of six months base salary, and 50% of his then unvested BioTime stock options will vest.  However, if a termination of the executive’s employment without “cause” occurs within twelve months following a “Change of Control,” he will be entitled to twelve months base salary, and 100% of his then unvested BioTime options will vest.

If we terminate Mr. Garcia’s employment without “cause” as defined in his employment agreement, he will be entitled to severance benefits consisting of payment of six months base salary which may be paid in a lump sum or, at the election of the BioTime, in installments consistent with the payment of his salary while employed by the BioTime, and 50% of his then unvested BioTime stock options will vest.  However, if a termination of the Mr. Garcia’s employment without “cause” occurs within twelve months following a “Change of Control,” he will be entitled to twelve months base salary, and 100% of his then unvested BioTime options will vest.

If we terminate Dr. Tew’s employment without “cause” as defined in his employment agreement, he will be entitled to severance benefits consisting of payment of six months base salary which may be paid in a lump sum or, at the election of BioTime, in installments consistent with the payment of his salary while employed by BioTime.

In order to receive the severance benefits, the executive must execute a general release of all claims against BioTime and must return all BioTime property in the executive’s possession.

“Change of Control” means (A) the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors; provided, that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement beneficially owned (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder) more than 10% of our voting securities shall not constitute a Change of Control; and provided, further, that an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities shall not constitute a Change of Control, (B) the sale of all or substantially all of our assets; or (C) a merger or consolidation in which we merge or consolidate into another corporation or entity in which our shareholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity) entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity).  A Change of Control shall not be deemed to have occurred if all of the persons acquiring our voting securities or assets, or merging or consolidating with us, are one or more of our direct or indirect subsidiaries or parent corporations.  "Affiliated Group" means (A) a person and one or more other persons in control of, controlled by, or under common control with, such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors.  “Person” includes both people and entities.

The following tables show certain information relating to the compensation of our Chief Executive Officer and our Chief Financial Officer, and our Senior Vice-President and Chief Operating Officer, and Chief Commercial Officer who were our only other executive officers whose compensation exceeded $100,000 during 2012, who are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus		Option Awards(1)		All other compensation		Total

Michael D. West	2012	$660,500	$100,000	(2)			$24,500	(5)	$785,000
Chief Executive Officer	2011	$560,500	$266,000	(2)	$10,664	(3)	$19,038	(5)	$856,202
	2010	$350,000	$215,750	(2)	$6,978	(4)	$16,500	(5)	$589,228

Robert W. Peabody	2012	$386,900	$45,000	(2)			$12,500	(9)	$444,400
Senior Vice-President, and	2011	$336,900	$156,000	(2)	$5,332	(7)	$12,467	(9)	$510,699
Chief Operating Officer(6)	2010	$230,000	$105,750	(2)	$3,489	(8)	$11,500	(9)	$350,739

Peter S. Garcia	2012	$324,000	$100,000	(2)			$12,500	(9)	$436,500
Chief Financial Officer(10)	2011	$81,000	$6,000	(2)	$703,204	(10)	$3,475	(9)	$793,679

William Tew	2012	$237,500	$20,000	(2)			$11,146	(9)	$268,646
Chief Commercial Officer(11)	2011	$145,000	$26,000	(2)	$177,078	(11)	$7,300	(9)	$355,378

(1)
The options must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant.  We use the Black-Scholes-Merton Pricing Model to compute option fair values.

(2)
As a result of BioTime receiving a certain research grant, Dr. West and Mr. Peabody earned bonuses of $65,000 and $45,000, respectively, during 2012, 2011 and in 2010under the terms of their employment agreements.  During December, 2012, 2011, and 2010, respectively, the following annual incentive bonuses were awarded to the executives named in the table: to Dr. West $35,000 in 2012, $200,000 in 2011, and $75,000 in 2010; to Mr. Peabody $100,000 in 2011 and $50,000 in 2010; to Mr. Garcia $100,000 in 2012 and $5,000 in 2011; and to Dr. Tew $20,000 in 2012 and $25,000 in 2011.  An annual bonus may be earned by each executive officer based upon the performance of the executive, as determined by the Board of Directors upon recommendation of the Compensation Committee.  Supplemental incentive bonuses in the amount of $10,000 were awarded to Mr. Peabody in March 2011, $75,000 to Dr. West in July 2010, and $10,000 to Mr. Peabody in June 2010.  As part of company-wide bonus awards, Dr. West, Mr. Peabody, Mr. Garcia, and Dr. Tew also each received $1,000 in 2011, and Dr. West and Mr. Peabody each received $750 in 2010.

(3)
During March 2011, Dr. West received 625,000 stock options from LifeMap Sciences, Inc.  These options will vest and become exercisable in equal monthly installments over a 42 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant.  We used the following variables to compute the option fair values: stock price of $0.08333, exercise price of 0.08333, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%.

(4)
During December 2010, Dr. West received the following stock options under the stock option plans of certain of our subsidiaries: 500,000 options from ReCyte Therapeutics, Inc.; 500,000 options from OncoCyte Corporation; 500,000 options from OrthoCyte Corporation; and 200 options from BioTime Asia, Limited.  Each option has an exercise price not less than the fair market value of the subsidiary common stock on the date of grant as determined by the subsidiary board of directors based on an independent valuation.  The options vested and became exercisable in equal monthly installments over a four-year period.  The assumptions underlying the valuation of these stock options are as follows: OncoCyte Corporation--stock price of $0.08, exercise price of $0.67, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%; OrthoCyte Corporation--stock price of $0.05, exercise price of $0.05, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%; ReCyte Therapeutics, Inc.--stock price of $0.09, exercise price of $2.05, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%; BioTime Asia, Limited--stock price of $0.0000001, exercise price of $0.01, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%.

(5)
During 2012, 2011, and 2010, Dr. West received other compensation that included a $1,000 per month car allowance and employer contributions of $12,500, $7,038, and $4,500, respectively, to his 401(k) plan.

(6)	Mr. Peabody served as our Chief Financial Officer on an interim basis from September 2010 to October 2011.

(7)
During March 2011, Mr. Peabody received 321,500 stock options from LifeMap Sciences, Inc.  These options will vest and become exercisable in equal monthly installments over a 42 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant.  We used the following variables to compute the option fair values: stock price of $0.08333, exercise price of 0.08333, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%.

(8)
During December 2010, Mr. Peabody received the following stock options under the stock option plans of certain of our subsidiaries: 250,000 options from ReCyte Therapeutics, Inc; 250,000 options from OncoCyte Corporation; 250,000 options from OrthoCyte Corporation; and 100 options from BioTime Asia, Limited.  Each option has an exercise price not less than the fair market value of the subsidiary common stock on the date of grant as determined by the subsidiary board of directors based on an independent valuation.  The options vested and became exercisable in equal monthly installments over a four-year period.  The assumptions underlying the valuation of these stock options are as follows: OncoCyte Corporation--stock price of $0.08, exercise price of $0.67, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%; OrthoCyte Corporation--stock price of $0.05, exercise price of $0.05, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%; ReCyte Therapeutics, Inc.--stock price of $0.09, exercise price of $2.05, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%; BioTime Asia, Limited--stock price of $0.0000001, exercise price of $0.01, expected term of 10 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%.

(9)	Other compensation to Mr. Peabody during 2012, 2011 and 2010, and to Mr. Garcia and Dr. Tew during 2012 and 2011 consist entirely of employer contributions to their 401(k) plans.

(10)
Mr. Garcia became our Chief Financial Officer in October 2011 and received stock option awards under our 2002 Stock Option Plan and the stock option plans of certain of our subsidiaries as follows: 200,000 options from BioTime; 50,000 options from OncoCyte Corporation; 50,000 options from OrthoCyte Corporation; and 50,000 options from ReCyte Therapeutics, Inc.  The assumptions  underlying the valuation of these stock options are as follows: BioTime--stock price of $4.17, exercise price of $4.17, expected term of 7 years, volatility of 106.31, and a bond equivalent yield discount rate of 1.33%;  OncoCyte Corporation--stock price of $0.08, exercise price of $1.00, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 1.55%; OrthoCyte Corporation--stock price of $0.05, exercise price of $0.08, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 1.33%; ReCyte Therapeutics, Inc.--stock price of $0.09, exercise price of $2.05, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 1.33%.

(11)
Dr. Tew became the Vice President of Business Development of OrthoCyte Corporation in March 2011 and was subsequently promoted to Chief Commercial Officer of BioTime in June 2011.  He received stock option awards entitling him to purchase 25,000 options from BioTime and 200,000 options from OrthoCyte Corporation in March 2011.  The assumptions underlying the valuation of the 25,000 BioTime options are as follows--stock price of $7.56, exercise price of $7.47, expected term of 7 years, volatility of 105.31%, and a bond equivalent yield discount rate of 2.72%.  OrthoCyte Corporation options were subsequently canceled and BioTime granted him 3,850 additional BioTime options in October 2011.  The assumptions underlying the valuation of these BioTime options are as follows--stock price of $4.17, exercise price of $4.22, expected term of 7 years, volatility of 106.27%, and a bond equivalent yield discount rate of 1.35%

Grants of Plan-Based Awards

No options or other plan based awards were granted by BioTime or by any of our subsidiaries to our Named Executive Officers during the year ended December 31, 2012 other than cash contributions to their 401(k) plans.

Stock Options Outstanding at Year End

The following table summarizes certain information concerning BioTime stock options and options to purchase common stock or ordinary shares in certain BioTime subsidiaries granted under the subsidiary stock option plans (as footnoted below), and held as of December 31, 2012 by our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

BioTime and Subsidiary Option Awards

		Number of		Number of
		Securities		Securities
		Underlying		Underlying
		Unexercised		Unexercised	Option	Option
	Stock Option	Options		Options	Exercise	Expiration
Name	Plan Name	Exercisable		Unexercisable	Price	Date

Michael West	BioTime 2002 Stock Option Plan	1,470,400	(1)		$0.50	October 9, 2014

	OncoCyte Corporation 2011 Stock Option Plan	250,000	(2)	250,000	$0.67	December 28, 2020

	OrthoCyte Corporation 2010 Stock Option Plan	250,000	(3)	250,000	$0.05	December 28, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	250,000	(4)	250,000	$2.05	December 28, 2020

	BioTime Asia, Limited 2011 Stock Option Plan	100	(5)	100	$0.01	December 28, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	22,321	(6)	22,321	$0.50	March 28, 2018

Robert W. Peabody	BioTime 2002 Stock Option Plan	500,000	(1)		$0.50	October 9, 2014

	OncoCyte Corporation 2011 Stock Option Plan	125,000	(7)	125,000	$0.67	December 28, 2020

	OrthoCyte Corporation 2010 Stock Option Plan	125,000	(8)	125,000	$0.05	December 28, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	125,000	(9)	125,000	$2.05	December 28, 2020

	BioTime Asia, Limited 2011 Stock Option Plan	50	(10)	50	$0.01	December 28, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	11,161	(11)	11,160	$0.50	March 28, 2018

Peter S. Garcia	BioTime 2002 Stock Option Plan	58,338	(12)	141,667	$4.17	October 2, 2018

	OncoCyte Corporation 2011 Stock Option Plan	14,583	(12)	35,417	$1.00	November 30, 2018

	OrthoCyte Corporation 2010 Stock Option Plan	14,583	(12)	35,417	$0.08	November 30, 2018

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	14,583	(12)	35,417	$2.05	November 30, 2018

William P. Tew	BioTime 2002 Stock Option Plan	10,937	(13)	14,063	$7.47	March 20, 2018

	BioTime 2002 Stock Option Plan	1,122	(13)	3,850	$4.17	October 3, 2018

	OncoCyte Corporation 2011 Stock Option Plan	2,500	(13)	7,500	$1.00	November 30, 2018

(1)	These options were granted upon his employment with BioTime and were fully vested and exercisable as of December 31, 2012.

(2)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of OncoCyte or BioTime.

(3)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of OrthoCyte or BioTime.

(4)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of ReCyte Therapeutics or BioTime.

(5)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of BioTime Asia or BioTime.

(6)
These options become exercisable in equal monthly installments from the date of grant over a forty-two month period provided that Dr. West remains an employee or director of LifeMap Sciences, Inc. or BioTime.  The LifeMap Sciences stock option plan originally authorized the sale of up to 8,000,000 shares of its common stock through the exercise of stock options or under restricted stock purchase agreements.  During 2012, the LifeMap Sciences stock option plan was amended to reflect a 1 for 4 reverse stock split and a change in the plan that resulted in the reduction of certain options granted.  As a result, the total number of shares that may be issued under the plan was adjusted to 1,842,269.  Dr. West was originally granted 625,000 options under the LifeMap Sciences stock option plan.  However as a result of the 1 for 4 reverse stock split and the change in the plan aforementioned, the 625,000 options originally granted at an exercise price of $0.08333 per share were adjusted to 44,642 options at an exercise price of $0.50 per share.

(7)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of OncoCyte or BioTime.

(8)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of OrthoCyte or BioTime.

(9)
These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of ReCyte Therapeutics or BioTime.

(10)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of BioTime Asia or BioTime.

(11)
These options become exercisable in equal monthly installments from the date of grant over a forty-two month period provided that Mr. Peabody remains an employee or director of LifeMap Sciences, Inc. or BioTime.  The LifeMap Sciences stock option plan originally authorized the sale of up to 8,000,000 shares of its common stock through the exercise of stock options or under restricted stock purchase agreements.  During 2012, the LifeMap Sciences stock option plan was amended to reflect a 1 for 4 reverse stock split and a change in the plan that resulted in the reduction of certain options granted.  As a result, the total number of shares that may be issued under the plan was adjusted to 1,842,269.  Mr. Peabody was originally granted 312,500 options under the LifeMap Sciences stock option plan.  However as a result of the 1 for 4 reverse stock split and the change in the plan aforementioned, the 312,500 options originally granted at an exercise price of $0.08333 per share were adjusted to 22,321 options at an exercise price of $0.50 per share.

(12)	These options become exercisable in equal monthly installments from the date of grant over a four year period during the term of Mr. Garcia’s employment.

(13)	These options become exercisable in equal monthly installments from the date of grant over a four year period during the term of Dr. Tew’s employment.

Option Exercises and Stock Awards Vested in 2012

The following table includes certain information with respect to BioTime stock options exercised by our Named Executive Officers during the year ended December 31, 2012.

Option Awards
	Number of	Value
	Shares Acquired	Realized on
	On Exercise	Exercise
Name	(#)	($)
Michael D. West	20,000	$78,800
Robert W. Peabody	-	$-
Peter S. Garcia	-	$-
William P. Tew	-	$-

 Potential Payments Upon Termination or Change in Control

As discussed above, under the terms of their employment agreements, certain BioTime executive officers may receive severance payments upon termination of their employment without “cause” or following a “Change of Control” of BioTime.  The table below summarizes the potential severance payments under the individual employment agreements for those executive officers if a termination without “cause” or a Change of Control event occurred on December 31, 2012.

Officer and Position	Benefit	Before Change in Control Termination w/o Cause (1)	After Change of Control Termination w/o Cause
Michael D. West, Chief Executive Officer	Cash Payment(1)	$180,250	$360,500
	Option Vesting(2)	-	-

Robert W. Peabody, Senior Vice President and	Cash Payment(1)	$118,450	$236,900
Chief Operating Officer	Option Vesting(2)	-	-

Peter S. Garcia, Chief Financial Officer	Cash Payment (1)	$81,000	$324,000
	Option Vesting(2)	-	-

William P. Tew, Chief Commercial Officer	Cash Payment(1)	$59,375	$59,375
	Option Vesting(2)	-	-

(1)	Amounts represent lump sum severance payments that could be paid to the executive officer under such executive’s employment agreement as of December 31, 2012.

(2)
Amounts represent an estimate of the intrinsic value of options that would become fully vested and exercisable based on a market value of $3.14 per common share as of December 31, 2012.  The estimated value for Dr. West and Mr. Peabody are zero as their options were fully vested.  The estimated value for Mr. Garcia and Dr. Tew are zero as their exercise price is greater than the closing stock price on December 31, 2012.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans.  We do make contributions to 401(k) plans for participating executive officers and other employees.

Consideration of Shareholder Advisory Vote on Executive Compensation.

The results of our last advisory vote on executive compensation showed that 99% of the shares that voted approved the compensation we provided to our “Named Executive Officers” during 2010.  Our Compensation Committee is pleased that our shareholders have express satisfaction with the Committee’s compensation decisions.  The compensation policies applied by the Compensation Committee in determining the compensation of our executive officers during 2012 were consistent with those applied in setting the compensation amounts for 2010 that were approved by our shareholders’ advisory vote last year.

Risk Considerations and Recoupment Policies

The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking.  Our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives.  We supplement fixed salaries with discretionary bonus awards based on the executive’s performance as well as the performance of BioTime and its subsidiaries, and bonus awards based on BioTime’s receipt of research grant funding.  The stock options that we have granted to our executive officers under the Equity Incentive Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership.

Because BioTime has not adopted compensation plans, or made incentive awards, based on quantified financial performance measures, we have not adopted specific policies regarding the adjustment or recovery of awards or payments if the relevant performance measures are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.  We may adopt such policies, however, if we adopt incentive compensation plans or grant incentive bonuses based on financial performance measures.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a $1 million limit on the amount of compensation that a company can deduct in any one year for compensation paid to its chief executive officer and the three most highly-compensated executive officers employed by the company at the end of the year, other than the company’s chief financial officer.  The $1 million deduction limit does not apply to compensation that is performance-based and provided under a shareholder-approved plan.  The Compensation Committee has never awarded cash compensation, in the form of salary and bonuses, in excess of the $1 million limit.  BioTime’s stock option awards are designed to qualify for tax deductibility.  Notwithstanding the foregoing, we may elect to pay compensation to executive officers that may not be fully deductible if we believe that is necessary to attract, retain and reward high-performing executives.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of March 28, 2013 concerning beneficial ownership of common shares by each shareholder known by us to be the beneficial owner of 5% or more of our common shares.  Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Security Ownership of Certain Beneficial Owners

	Number of Shares	Percent of Total

Alfred D. Kingsley (1)	9,335,411	16.9%
Greenbelt Corp.
Greenway Partners, L.P.
150 E. 57th Street
New York, NY 10022

Neal C. Bradsher (2)	8,940,128	16.3%
Broadwood Partners, L.P.
Broadwood Capital, Inc.
724 Fifth Avenue, 9th Floor
New York, NY 10019

George Karfunkel	4,997,217	9.1%
126 East 56th St.
New York, NY 10022

(1)
Includes 1,682,505 Common Shares presently owned by Greenbelt Corp, 375,351 Common Shares owned by Greenway Partners, L.P., 7,090,055 shares owned solely by Alfred D. Kingsley, and 187,500 Common Shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days.  Excludes 12,500 Common Shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.  Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own.

(2)
Includes 8,822,220 Common Shares owned by Broadwood Partners, L.P., 42,908 Common Shares owned by Neal C. Bradsher, and 75,000 Common Shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days.  Excludes 5,000 Common Shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.  Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc.  Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

Security Ownership of Management

The following table sets forth information as of March 28, 2013 concerning beneficial ownership of common shares by each member of the Board of Directors, certain executive officers, and all officers and directors as a group.

	Number of Shares	Percent of Total

Alfred D. Kingsley (1)	9,335,411	16.9%

Neal C. Bradsher (2)	8,940,128	16.3%

Michael D. West (3)	1,596,666	2.8%

Judith Segall (4)	598,811	1.1%

Robert W. Peabody (5)	513,733	1.0%

William P. Tew (6)	99,769	*

Arnold I. Burns (7)	90,000	*

Pedro Lichtinger (8)	81,250	*

Peter S. Garcia (9)	94,449	*

Andrew C. von Eschenbach (10)	35,000	*

Stephen C. Farrell (11)	5,000	*

All officers and directors as a group (11 persons) (12)	21,390,267	37.2%

* Less than 1%

(1)
Includes 1,682,505 Common Shares presently owned by Greenbelt Corp, 375,351 Common Shares owned by Greenway Partners, L.P., 7,090,055 Common Shares owned solely by Alfred D. Kingsley, and 187,500 Common Shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days.  Excludes 12,500 Common Shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.  Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the Common Shares that Greenbelt Corp. and Greenway Partners, L.P. own.

(2)
Includes 8,822,220 Common Shares owned by Broadwood Partners, L.P. 42,908 shares owned by Neal C. Bradsher, and 75,000 Common shares that may be acquired upon the exercise of certain stock options. that are presently exercisable or that may become exercisable within 60 days.  Excludes 5,000 Common Shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.  Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc.  Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(3)
Includes 1,487,066 Common Shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days.  Excludes 183,334 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)
Includes 4,166 Common Shares that may be acquired upon the exercise of certain stock options that are presently exerciseable or that may become exercisable within 60 days.  Excludes 45,834 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)
Includes 508,333 Common Shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days.  Excludes 91,677 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)
Includes 23,397 Common Shares that may be acquired upon the exercise of certain options and 29,247 Common Shares that may be acquired upon the exercise of certain warrants that are presently exercisable or that may become exercisable within 60 days.  Excludes 105,453 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)
Includes 75,000 Common Shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.  Excludes 5,000 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)
Includes 75,000 Common Shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.  Excludes 5,000 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(9)
Includes 87,499 Common Shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.  Excludes 212,501 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(10)
Includes 35,000 Common Shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.  Excludes 5,000 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days

(11)
Includes 5,000 Common Shares that may be acquired upon the exercise of certain options that may become exercisable within 60 days.  Excludes 15,000 Common Shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(12)
Includes 2,562,961 Common Shares that may be acquired upon the exercise of certain options and 29,247 Common Shares that may be acquired upon the exercise of certain warrants that are presently exercisable or that may become exercisable within 60 days.  Excludes 686,289 Common Shares that may be acquired upon the exercise of certain options that are not presently exercisable and will not become exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Transactions

Since July 1 2009, Alfred D. Kingsley has made available to us the use of approximately 900 square feet of office space in New York City.  We pay the office building owner $5,050 per month for the use of the space.

During July 2012, Alfred D. Kingsley and his affiliate Greenway Partners, L.P. entered into a Share Exchange and Contribution Agreement (the “LifeMap Agreement”) with our subsidiary LifeMap Sciences, Inc. pursuant to which Mr. Kingsley and Greenway agreed to contribute to LifeMap Sciences, in the aggregate, BioTime common shares having an aggregate value of not less than $2,000,000 and not more than $3,000,000 (determined as provided in the LifeMap Agreement) in exchange for shares of LifeMap Sciences common stock, no par value, at an initial price of $1.75 per LifeMap Sciences share.  Pursuant to the LifeMap Agreement, during July 2012, Mr. Kingsley contributed 140,000 BioTime common shares and Greenway contributed 280,000 BioTime common shares to LifeMap Sciences and received in exchange, respectively, 381,288 and 762,576 shares of LifeMap Sciences common stock.  The number of shares of LifeMap Sciences common stock issued was determined by multiplying the number of BioTime common shares contributed by the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from June 15, 2012 through July 31, 2012 (the “First Outside Date”), and dividing that amount by $1.75 which was the agreed Exchange Price Per Share of LifeMap Sciences common stock.

The  LifeMap Agreement provided that if the BioTime common shares contributed to LifeMap Sciences by Mr. Kingsley and Greenway were valued at less than $3,000,000 on the First Outside Date, they could contribute additional BioTime common shares to LifeMap Sciences so that the total number of BioTime common shares so contributed would have a total value of $3,000,000.  Any additional BioTime common shares so contributed would be valued as of September 30, 2012 (the “Second Outside Date”) at the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from August 1, 2012 through the Second Outside Date.  The LifeMap Agreement was subsequently amended to extend the Second Outside Date to December 14, 2012.  On December 14, 2012, Mr. Kingsley and Greenway contributed, respectively, 57,511 and 115,022 additional BioTime common shares to LifeMap Sciences and received, respectively, 142,522 and 285,044 shares of LifeMap Sciences common stock.  The additional BioTime common shares so contributed were valued as of December 14, 2012 at the highest weighted average closing price per share on the NYSE MKT for any ten trading days during the period from August 1, 2012 through December 14, 2012.

Under the LifeMap Agreement, the Exchange Price Per Share was subject to reduction, and additional shares of LifeMap Sciences common stock would have been issued in exchange for the BioTime common shares received by LifeMap Sciences, if on or before December 31, 2012 LifeMap Sciences sold shares of its common stock or other securities exercisable or exchangeable for, or convertible into, its common stock for a price per share of common stock lower than $1.75, other than pursuant to options granted under LifeMap Sciences’ stock option plan.  However, no sales of LifeMap Sciences common stock or other securities at prices lower than $1.75 occurred prior to that date and no such adjustment was made.

We have filed a registration statement to register the BioTime common shares received by LifeMap Sciences for resale under the Securities Act, and LifeMap Sciences may then sell some or all of those shares from time to time to finance its operations.

As a result of the exchange of BioTime common shares for shares of LifeMap Sciences common stock by Mr. Kinglsey and Greenway, and by virtue of the grant of options to purchase 22,321 shares of LifeMap Sciences common stock to Mr. Kinglsey during March 2011 which vest in equal monthly installments over a four-year period, Mr. Kingsley beneficially owned 13.5% of the outstanding shares of LifeMap Sciences common stock as of April 29, 2013.  Mr. Kingsley is the Chairman of our Board of Directors and is a member of the Board of Directors of LifeMap Sciences.  The LifeMap Agreement was approved by LifeMap Sciences’ Board of Directors, without the vote of Mr. Kingsley, and by our Audit Committee pursuant to our Related Person Transaction Policy.

Related Person Transaction Policy

During April 2011, we adopted a Related Person Transaction Policy that applies to transactions exceeding $120,000 in which any of  our officers, directors, beneficial owners of more than 5% of our common shares, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a “Related Party Transaction”).  A Related Party Transaction must be reported to our outside legal counsel, our Chief Operating Officer, and our Chief Financial Officer, and will be subject to review and approval by our Audit Committee prior to effectiveness or consummation, to the extent practical.  In addition, any Related Party Transaction that is ongoing in nature will be reviewed by the Audit Committee annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made.

As appropriate for the circumstances, the Audit Committee will review and consider:

•	the interest of the officer, director, beneficial owner of more than 5% of our common shares, or any member of their immediate family (“Related Person”) in the Related Person Transaction;

•	the approximate dollar value of the amount involved in the Related Person Transaction;

•	the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the transaction to us; and

•
any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee will review all relevant information available to it about a Related Person Transaction.  The Audit Committee may approve or ratify the Related Person Transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests.  The Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the Related Person in connection with approval of the Related Person Transaction.

A copy of our Related Person Transaction Policy can be found on our website at www.biotimeinc.com.

Director Independence

Our Board of Directors has determined that Neal C. Bradsher, Arnold I. Burns, Stephen C. Farrell, Pedro Lichtinger, and Andrew C. von Eschenbach qualify as “independent” in accordance with Section 803(A) of the NYSE MKT Company Guide.  The members of our Audit Committee and our Compensation Committee also meet the independence standards under Section 803(B)(2) of the NYSE MKT Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended.  Abraham E. Cohen, who served as a director and member of our Audit Committee, our Compensation Committee, and our Nominating/Corporate Governance Committee until his death during November 2012, was also “independent” under those standards.

The only compensation or remuneration that BioTime has provided to Mr. Bradsher, Mr. Burns, Mr. Farrell, Mr. Lichtinger, and Dr. von Eschenbach during their tenure as directors has been, and for Mr. Cohen was, compensation as non-employee directors.  None of these directors, nor any of the members of their families, have participated in any transaction with us that would disqualify them as “independent” directors under the standard described above.

Michael D. West and Judith Segall do not qualify as “independent” because they are our full-time employees.  Alfred D. Kingsley does not qualify as “independent” because he receives compensation for serving in an executive role as Chairman of certain of our subsidiaries.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other BioTime equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2012.

Item 14.  Principal Accounting Fees and Services

Rothstein Kass has served as our independent registered public accountants since February 2007 and audited our annual financial statements for the fiscal years ended December 31, 2012 and December 31, 2011.

Audit and Quarterly Review Fees. Rothstein Kass billed us $323,500 in 2012 and $203,000 in 2011, respectively, for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-Q.

Tax Fees. Rothstein Kass billed us $65,000 and $62,000, respectively, for review and preparation of U.S. federal, state, and local tax returns during the fiscal years ended December 31, 2012 and December 31, 2011.

The prior approval of the Board of Directors or Audit Committee is required for the engagement of our auditors to perform any non-audit services for us.  Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services.  All fees for such non-audit services must be approved by the Board of Directors or Audit Committee, except to the extent otherwise permitted by applicable SEC regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 15(a) The following documents of BioTime, Inc. were filed as part of the Annual Report on Form 10-K that was filed in March 18, 2013.

(1) Financial Statements.

Consolidated balance sheets
Consolidated statements of operations
Consolidated statements of shareholders' deficit
Consolidated statements of cash flows

Notes to Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(3) Exhibits.

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. 22

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. 22

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. 22

10.39	Co-Exclusive Supply Agreement, dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd. 22

10.40	OncoCyte Corporation 2010 Stock Option Plan; Form of OncoCyte Corporation Stock Option Agreement. 22

10.41	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement. 22

10.42	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement. 22

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan; Form of ReCyte Therapeutics, Inc. Stock Option Agreement. 22

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. 22

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.47	Employment Agreement, dated June 28, 2011, between Biotime, Inc., OrthoCyte Corporation, and William P. Tew. 23

10.48	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 24

10.49	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia. 24

10.50	License Option Agreement, dated December 15, 2011 between BioTime, Inc. and USCN Life Sciences, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 25

10.51	LifeMap, Inc. 2011 Stock Option Plan; Form of LifeMap, Inc. Stock Option Agreement. 25

10.52	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended. 28

10.53	Amendment to Share Exchange and Contribution Agreement, dated September 28, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 28

10.54	Share Purchase Agreement, dated November 1, 2012, between Cell Cure Neurosciences, Ltd. and BioTime, Inc. 28

10.55	Amendment to Share Exchange and Contribution Agreement, dated November 30, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 30

10.56	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher. 29

10.57	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. 29

10.58	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd. *

10.59	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd. *

10.60	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. *

10.61	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.*

10.62	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd. *

21.1	List of Subsidiaries. *

23.1	Consent of Rothstein, Kass & Company, P.C. *

31	Rule 13a-14(a)/15d-14(a) Certification. **

32	Section 1350 Certification. **

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

22	Incorporated by reference to BioTime’s Form 8-K 10-K for the year ended December 31, 2010.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2011.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2011.

25	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2011.

26	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012.

27	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

28	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2012

29	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

*	Previously Filed on BioTime’s Form 10-K for the year ended December 31, 2012, that was filed on March 18, 2013

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K /A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2013.

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

10.34	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.35	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. 22

10.36	Exclusive License Agreement, dated November 20, 2007, between Cell Targeting, Inc. and Burnham Institute for Medical Research. 22

10.37	Stock Purchase Agreement, dated December 29, 2010, between Embryome Sciences, Inc. and Life Extension Foundation. 22

10.38	Stock Purchase Agreement, dated December 30, 2010, between Embryome Sciences, Inc. and Geothermal Coring, S.A. 22

10.39	Co-Exclusive Supply Agreement, dated December 8, 2010, between BioTime Asia Limited and Shanghai Genext Medical Technology Co. Ltd. 22

10.40	OncoCyte Corporation 2010 Stock Option Plan; Form of OncoCyte Corporation Stock Option Agreement. 22

10.41	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement. 22

10.42	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement. 22

10.43	ReCyte Therapeutics, Inc. 2010 Stock Option Plan; Form of ReCyte Therapeutics, Inc. Stock Option Agreement. 22

10.44	Lease, dated October 28, 2010, between SKS Harbor Bay Associates, LLC and BioTime, Inc. 22

10.45	Memorandum of Tenancy, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.46	Genome Office Tenancy Renewal, Renewal of Tenancy and letters of offer and acceptance of renewal of tenancy between ES Cell International Pte. Ltd. and Jurong Town Corporation. 22

10.47	Employment Agreement, dated June 28, 2011, between Biotime, Inc., OrthoCyte Corporation, and William P. Tew. 23

10.48	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 24

10.49	Employment Agreement, dated October 3, 2011, between BioTime, Inc. and Peter S. Garcia. 24

10.50	License Option Agreement, dated December 15, 2011 between BioTime, Inc. and USCN Life Sciences, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). 25

10.51	LifeMap, Inc. 2011 Stock Option Plan; Form of LifeMap, Inc. Stock Option Agreement. 25

10.52	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended. 28

10.53	Amendment to Share Exchange and Contribution Agreement, dated September 28, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 28

10.54	Share Purchase Agreement, dated November 1, 2012, between Cell Cure Neurosciences, Ltd. and BioTime, Inc. 28

10.55	Amendment to Share Exchange and Contribution Agreement, dated November 30, 2012, by and among LifeMap Sciences, Inc., Alfred D. Kingsley, and Greenway Partners, L.P. 30

10.56	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher. 29

10.57	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. 29

10.58	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd. *

10.59	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd. *

10.60	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. *

10.61	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.*

10.62	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd. *

21.1	List of Subsidiaries. *

23.1	Consent of Rothstein, Kass & Company, P.C. *

31	Rule 13a-14(a)/15d-14(a) Certification. **

32	Section 1350 Certification. **

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

3	Incorporated by reference to BioTime’s Form 8-K, filed April 24, 1997.

4	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 1999.

5	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

6	Incorporated by reference to BioTime’s Form 10-K/A-1 for the year ended December 31, 2002.

7	Incorporated by reference to BioTime’s Form 8-K, filed December 20, 2005.

8	Incorporated by reference to BioTime’s Form 8-K, filed January 13, 2006.

9	Incorporated by reference to BioTime’s Form 8-K, filed March 30, 2006.

10	Incorporated by reference to BioTime’s Form 8-K, filed January 9, 2008.

11	Incorporated by reference to BioTime’s Form 10-KSB for the year ended December 31, 2007.

12	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2008.

13	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2008.

14	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2008.

15	Incorporated by reference to BioTime’s Form 8-K filed April 17, 2009.

16	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2009.

17	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2009.

18	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2009.

19	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2010.

20	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2010.

21	Incorporated by reference to BioTime’s Form 8-K filed October 19, 2010.

22	Incorporated by reference to BioTime’s Form 8-K 10-K for the year ended December 31, 2010.

23	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended June 30, 2011.

24	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2011.

25	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2011.

26	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended March 31, 2012.

27	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

28	Incorporated by reference to BioTime’s Form 10-Q for the quarter ended September 30, 2012

29	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

*	Previously Filed on BioTime’s Form 10-K for the year ended December 31, 2012, that was filed on March 18, 2013

**	Filed herewith