Form 10-Q
period 2013-03-31
BIOTIME INC
filed 2013-05-10
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,728,781 common shares, no par value, as of May 9, 2013.

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

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,896,335	$4,349,967
Inventory	52,335	55,316
Prepaid expenses and other current assets	3,018,421	2,774,196
Total current assets	12,967,091	7,179,479

Equipment, net	1,741,664	1,348,554
Deferred license and consulting fees	625,671	669,326
Deposits	118,748	64,442
Intangible assets, net	19,844,219	20,486,792
TOTAL ASSETS	$35,297,393	$29,748,593

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,901,027	$3,989,962
Deferred license and subscription revenue, current portion	394,343	400,870
Total current liabilities	4,295,370	4,390,832

LONG-TERM LIABILITIES
Deferred license revenue, net of current portion	732,210	768,678
Deferred rent, net of current portion	52,174	57,214
Other long term liabilities	235,045	237,496
Total long-term liabilities	1,019,429	1,063,388

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 1,000,000 shares; none issued
Common shares, no par value, authorized 75,000,000 shares; 54,912,781 issued and 52,551,813 outstanding at March 31, 2013, and 51,183,318 issued and 49,383,209 outstanding as of December 31, 2012	135,594,729	119,821,243
Contributed capital	93,972	93,972
Accumulated other comprehensive income/(loss)	88,867	(59,570)
Accumulated deficit	(109,614,976)	(101,895,712)
Treasury stock at cost: 2,360,968 and 1,800,109 shares at March 31, 2013 and at December 31, 2012, respectively	(10,317,681)	(8,375,397)
Total shareholders' equity	15,844,911	9,584,536
Noncontrolling interest	14,137,683	14,709,837
Total equity	29,982,594	24,294,373
TOTAL LIABILITIES AND EQUITY	$35,297,393	$29,748,593

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUES:
License fees	$349,824	$36,468
Royalties from product sales	107,599	147,402
Grant income	90,326	400,809
Sale of research products	66,724	67,535
Total revenues	614,473	652,214

Cost of sales	(182,749)	(20,268)

Total revenues, net	431,724	631,946

EXPENSES:
Research and development	(5,395,488)	(4,178,781)
General and administrative	(3,416,145)	(2,368,705)
Total expenses	(8,811,633)	(6,547,486)
Loss from operations	(8,379,909)	(5,915,540)
OTHER INCOME/(EXPENSES):
Interest income, net	943	8,298
Other expense, net	(29,579)	(327,095)
Total other expenses, net	(28,636)	(318,797)
NET LOSS	(8,408,545)	(6,234,337)
Less: Net loss attributable to the noncontrolling interest	689,282	1,260,995

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(7,719,263)	(4,973,342)

Foreign currency translation gain	148,437	124,089

TOTAL COMPREHENSIVE LOSS	$(7,570,826)	$(4,849,253)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	51,175,649	49,035,788

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31,2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(7,719,263)	$(4,973,342)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	113,356	88,692
Amortization of intangible assets	642,573	535,737
Amortization of deferred license and royalty revenues	(42,996)	(38,691)
Amortization of deferred consulting fees	16,280	194,062
Amortization of deferred license fees	27,375	27,500
Amortization of deferred rent	(2,223)	362
Stock-based compensation	570,875	316,058
Options issued as independent director compensation	121,071	157,376
Loss on write off of equipment	1,524	-
Reduction in receivables from the reversal of revenues	-	204,934
Net loss allocable to noncontrolling interest	(689,282)	(1,260,995)
Changes in operating assets and liabilities:
Accounts receivable, net	(82,916)	3,484
Grant receivable	371,886	-
Inventory	2,981	(3,692)
Prepaid expenses and other current assets	(243,798)	116,290
Accounts payable and accrued liabilities	(101,319)	(1,074,946)
Other long-term liabilities	(7,806)	(9,763)
Net cash used in operating activities	(7,021,682)	(5,716,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(496,128)	(116,603)
Security deposit paid	(54,423)	(526)
Cash used in investing activities	(550,551)	(117,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	11,699,340	-
Financing fees paid upon issuance of common shares	(319,625)	-
Proceeds from sale of treasury shares	1,602,921	-
Proceeds from sale of common shares of subsidiary	130,502	-
Net cash provided by financing activities	13,113,138	-

Effect of exchange rate changes on cash and cash equivalents	5,463	110,072

NET CHANGE IN CASH AND CASH EQUIVALENTS:	5,546,368	(5,723,991)
Cash and cash equivalents at beginning of period	4,349,967	22,211,897
Cash and cash equivalents at end of period	$9,896,335	$16,487,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$112
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for consulting services	$77,280	$-
Common shares issued for rent	$242,720	$-

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General– BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime has historically developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications.  BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.  BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries.  OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose and treat cancer.  ES Cell International Pte Ltd (“ESI”), a Singapore private limited company, develops and sells hES products for research use.  BioTime Asia, Limited (“BioTime Asia”), a Hong Kong company, sells products for research use and may develop therapies to treat cancer, neurological, and orthopedic diseases.  OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries.  ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat vascular and blood diseases and disorders.  Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  LifeMap Sciences, Inc. (“LifeMap Sciences”) markets GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.  LifeMap Sciences will also market BioTime research products and PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap Sciences plans to commence research into the identification and development of novel cell lines for therapeutic products, including research on PureStem™ human embryonic progenitor cell lines (“hEPC”) using the LifeMap Sciences proprietary discovery platform, with the goal of identifying those hEPC that have greatest potential for use in the development of cell-based therapies for degenerative diseases.  Asterias Biotherapeutics, Inc. (“Asterias,” formerly known as BioTime Acquisition Corporation) was incorporated on September 24, 2012.  Asterias was incorporated to explore opportunities to acquire assets and businesses in the field of stem cells and regenerative medicine.

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

BioTime’s operating revenues are derived primarily from licensing fees and advertising from the marketing of the LifeMap Sciences database products, from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®, and from the sale of products for research.

The unaudited condensed consolidated interim balance sheet as of March 31, 2013, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012, and the unaudited condensed consolidated interim statements of cash flows for the three months ended March 31, 2013 and 2012 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013 have been made.  The condensed consolidated balance sheet as of December 31, 2012 is derived from the Company’s annual audited financial statements as of that date.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results anticipated for the full year of 2013.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the condensed consolidated balance sheet as of December 31, 2012, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime’s Form 10-K for the year ended December 31, 2012.

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries.  The following table reflects BioTime’s ownership of the outstanding shares of its subsidiaries.

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	95%	USA
OncoCyte Corporation	75.3%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte Ltd	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences Ltd.	62.5%	Israel
LifeMap Sciences, Inc.	73.2%	USA
LifeMap Sciences, Ltd.	(1)	Israel
Asterias Biotherapeutics, Inc.	96.7%(2)	USA

(1)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

(2)
BioTime expects that its percentage ownership will be reduced to approximately 71.6% after Asterias issues common stock to BioTime and Geron Corporation pursuant to an Asset Contribution Agreement and sells common stock and warrants to a private investor for cash in a related transaction.  See Note 9.

All material intercompany accounts and transactions have been eliminated in consolidation.  As of March 31, 2013 and as of December 31, 2012, we consolidated ReCyte Therapeutics, OncoCyte, BioTime Asia, Cell Cure Neurosciences, and Asterias as we have the ability to control their operating and financial decisions and policies through our ownership, and we reflect the noncontrolling interest as a separate element of equity on our condensed consolidated balance sheet.

Certain significant risks and uncertainties – BioTime’s operations are subject to a number of factors that can affect its operating results and financial condition.  Such factors include but are not limited to, the following: the results of clinical trials of BioTime’s pharmaceutical products and medical devices; BioTime’s ability to obtain FDA and foreign regulatory approval to market its pharmaceutical and medical device products; BioTime’s ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for BioTime products; BioTime’s ability to obtain additional financing and the terms of any such financing that may be obtained; BioTime’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in BioTime’s products; and the availability of reimbursement for the cost of BioTime’s pharmaceutical products and medical devices (and related treatment) from government health administration authorities, private health coverage insurers, and other organizations.

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

Revenue recognition – BioTime complies with SEC Staff Accounting Bulletin guidance on revenue recognition.  Royalty revenues consist of product royalty payments.  License fee revenues consist of fees under license agreements and are recognized when earned and reasonably estimable and also include subscription and advertising revenue from our online databases based upon respective subscription and advertising periods.  BioTime recognizes revenue in the quarter in which the royalty reports are received, rather than the quarter in which the sales took place.  When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured.  When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.  Grant income and the sale of research products are recognized as revenue when earned.  Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts - Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the consolidated balance sheet.  Total trade receivables amounted to approximately $478,000 and $395,000 and grants receivable amounted to approximately $702,000 and $1,062,000 as of March 31, 2013 and December 31, 2012, respectively.  Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts in the amount of $116,816 as of March 31, 2013 and December 31, 2012.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience.  An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Foreign currency translation gain and Comprehensive loss - In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet.  For the three months ended March 31, 2013 and 2012, comprehensive loss includes gain of $148,437 and $124,089, respectively which is entirely from foreign currency translation.  For the three months ended March 31, 2013 and 2012, foreign currency transaction loss amounted to $21,977 and $95,799, respectively.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.    The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of March 31, 2013 and December 31, 2012.  Management is currently unaware of any tax issues under review.

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

Deferred license and consulting fees – Deferred license and consulting fees consist of the value of warrants issued to third parties for services and to the minority shareholder in BioTime Asia for consulting services, and deferred license fees paid to acquire rights to use the proprietary technologies of third parties.  The value of the warrants is being amortized over the period the services are being provided, and the license fees are being amortized over the estimated useful lives of the licensed technologies or licensed research products.  See Note 5.

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime, Inc. by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the three months ended March 31, 2013 and 2012 excludes any effect from 4,771,301 options and 816,612 warrants, and 3,438,594 options and 636,613 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

           Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

2. Inventory

BioTime held $38,513 and $41,494 of inventory of finished products on-site at its corporate headquarters in Alameda, California at March 31, 2013 and December 31, 2012, respectively.  Finished goods products of $13,822 were held by a third party on consignment at March 31, 2013 and December 31, 2012.

3. Equipment

At March 31, 2013 and December 31, 2012, equipment, furniture and fixtures were comprised of the following:

	March 31,2013 (unaudited)	December 31, 2012
Equipment, furniture and fixtures	$2,613,089	$2,098,812
Accumulated depreciation	(871,425)	(750,258)
Equipment, net	$1,741,664	$1,348,554

Depreciation expense amounted to $113,356 and $88,692 for the three months ended March 31, 2013 and 2012, respectively.  The difference between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $7,811 per the condensed consolidated balance sheet is partially attributed to the loss on write off of $1,520 of assets offset by foreign currency rates.

4. Intangible assets

At March 31, 2013 and December 31, 2012, intangible assets and intangible assets net of amortization were comprised of the following:

	March 31, 2013 (unaudited)	December 31, 2012
Intangible assets	$25,702,909	$25,702,909
Accumulated amortization	(5,858,690)	(5,216,117)
Intangible assets, net	$19,844,219	$20,486,792

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis.  BioTime recognized $642,573 and $535,737 in amortization expense of intangible assets during the three months ended March 31, 2013 and 2012, respectively.

5. Royalty Obligation and Deferred License Fees

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

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.  BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents.  In addition, BioTime pays WARF $25,000 annually as a license maintenance fee.    The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012.

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

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte Therapeutics paid ACT a $250,000 license fee.  ReCyte Therapeutics has assigned its rights under the License Agreement to BioTime.  BioTime will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.  The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012.

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.  This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, future amortization of deferred license fees described above was as follows:

Year Ended	Deferred License
December 31,	Fees
2013	$82,125
2014	109,500
2015	109,500
2016	109,500
2017	109,500
Thereafter	101,333
Total	$621,458

6. Accounts Payable and Accrued Liabilities

At March 31, 2013 and December 31, 2012, accounts payable and accrued liabilities consisted of the following:

	March 31, 2013 (unaudited)	December 31, 2012
Accounts payable	$1,460,864	$1,168,077
Accrued bonuses	-	497,843
Other accrued liabilities	2,440,163	2,324,042
	$3,901,027	$3,989,962

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection to certain business acquisitions.  At March 31, 2013, 816,612 warrants to purchase common shares with a weighted average exercise price of $8.41 and a weighted average remaining contractual life of 1.5 years were outstanding.  At December 31, 2012, 556,613 warrants to purchase common shares with a weighted average exercise price of $10.00 and a weighted average remaining contractual life of 1.32 years were outstanding.

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

As of March 31, 2013 BioTime has no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 75,000,000 common shares with no par value.  As of March 31, 2013, BioTime had issued 54,912,781 common shares and outstanding 52,551,813 common shares.

During the three months ended March 31, 2013, no options or warrants were exercised.

During the three months ended March 31, 2013 and 2012, BioTime recognized stock-based compensation expenses of $691,946 and $473,434, respectively, due to stock options granted to employees and directors.  During the three months ended March 31, 2013 and 2012, BioTime granted 1,090,000 and 105,000 options, respectively, under its 2012 Equity Incentive Plan and 2002 Stock Option Plan.

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

9. Asset Contribution Agreement

On January 4, 2013, BioTime and Asterias entered into an Asset Contribution Agreement with Geron Corporation (“Geron”) pursuant to which BioTime and Geron will concurrently contribute certain assets to Asterias in exchange for shares of Asterias common stock.  Closing of the asset contribution transaction is expected to occur no later than September 30, 2013.

Pursuant to the Asset Contribution Agreement, Geron has agreed to contribute certain assets related to its discontinued stem cell research and development programs, including certain patents and know-how related to human embryonic stem cells; certain biological materials and reagents; certain laboratory equipment; certain contracts; and certain product clinical trials, in exchange for shares of Asterias common stock, and BioTime has agreed to contribute 8,902,077 common shares; warrants to subscribe for and purchase 8,000,000 additional common shares; $5,000,000 in cash; 10% of the shares of common stock of OrthoCyte Corporation issued and outstanding on the date of the Asset Contribution Agreement; 6% of the ordinary shares of our subsidiary Cell Cure Neurosciences issued and outstanding on the date of the Asset Contribution Agreement; and a quantity of certain human hES cell lines produced under cGMP, and a non-exclusive, world-wide, royalty-free license to use those hES cell lines and certain patents pertaining to stem cell differentiation technology, in exchange for Asterias common stock and warrants to purchase Asterias common stock.

A private investor has agreed to contribute $5 million in cash to Asterias for 2,136,000 shares of Asterias Series B common stock, and warrants to purchase 350,000 additional shares of Asterias Series B common stock.  That investment will be made in conjunction with the closing under the Asset Contribution Agreement.  If for any reason the private investor fails to make the $5 million contribution, BioTime will contribute cash, BioTime common shares, or a combination of cash and BioTime common shares to Asterias in an amount equal to the cash not contributed by the private investor.

The same private investor invested $5 million in BioTime by purchasing, in two tranches, an aggregate of 1,350,000 BioTime common shares and warrants to purchase approximately 650,000 additional BioTime common shares.  The first tranche of $2,000,000 was funded during January 2013, and BioTime issued to the investor 540,000 common shares and 259,999 warrants.  The second tranche of $3,000,000 was funded on April 10, 2013, and BioTime issued to the investor 810,000 common shares and 389,999 warrants.

Asterias will assume all obligations and liabilities in connection with the assets contributed by Geron, to the extent such obligations and liabilities arise after the closing date of the Asset Contribution Agreement, including certain obligations and liabilities to provide follow-up procedures with patients who participated in Geron’s clinical trials.

Upon the closing under the Asset Contribution Agreement, BioTime will own 21,773,340 shares of Asterias Series B common stock and Geron will own 6,537,779 shares of Asterias Series A common stock.  Upon the sale of Asterias shares to the private investor, the private investor will own 2,136,000 shares of Asterias Series B common stock.

Geron has agreed to distribute to its stockholders on a pro rata basis the shares of Asterias Series A common stock that Geron receives in the asset contribution transaction following the closing under the Asset Contribution Agreement.  Following that distribution by Geron, Asterias will distribute to the holders of its Series A common stock on a pro rata basis the 8,000,000 BioTime warrants that it receives under the Asset Contribution Agreement.

Following the distributions of the Asterias Series A common stock by Geron to its stockholders, BioTime will own, including the shares of Asterias Series B common stock that BioTime presently owns, approximately 71.6% of the outstanding Asterias common stock, the Geron stockholders will own approximately 21.4% of the outstanding Asterias common stock and the private investor will own approximately 7.0%, of the outstanding Asterias common stock.

BioTime will also receive warrants to purchase 3,150,000 shares of Asterias Series B common stock and the private investor will receive warrants to purchase 350,000 shares of Asterias Series B common stock (the “Asterias Warrants”).  The Asterias Warrants will have an exercise price of $5.00 per share and a term of three years.  The exercise price per share and number of shares that may be purchased upon the exercise of the Asterias Warrants will be subject to adjustment in the event of any Asterias stock split, reverse stock split, stock dividend, reclassification of shares and certain other transactions.

The Asterias Series A and Series B common stock will be identical in most respects, however, Asterias will be entitled to make certain distributions or pay dividends, other than stock dividends, on its Series A common stock, without making a distribution or paying a dividend on its Series B common stock. The Asterias Series B common stock may be converted into Asterias Series A common stock, on a share for share basis, at Asterias’ election, only after Geron distributes to its stockholders the Asterias Series A common stock issued under the Asset Contribution Agreement and Asterias subsequently distributes to the Asterias Series A common stock holders the 8,000,000 BioTime warrants that Asterias will receive from BioTime under the Asset Contribution Agreement.

Closing of the asset contribution transaction is subject to certain negotiated conditions, including: the effectiveness of registration statements under the Securities Act of 1933 filed by BioTime and Asterias, and the approval by BioTime shareholders of the issuance of BioTime shares and warrants in the transaction, and an amendment of BioTime’s Articles of Incorporation to increase its authorized capital stock (the “Shareholder Proposals”).

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

10. Unaudited Pro Forma Interim Financial Information – Three Months Ended March 31, 2013 and 2012

The following unaudited pro forma information gives effect to the merger with XenneX as if the merger took place on January 1, 2012.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$614,473	$808,790

Net loss available to common shareholders	$(7,719,263)	$(5,005,896)

Net loss per common share – basic and diluted	$(0.15)	$(0.10)

11. Subsequent Events

During April 2013, we received $3,000,000 in cash from a private investor as the second tranche installment of a sale of common shares and warrants under a Stock and Warrant Purchase Agreement.

These condensed consolidated financial statements were approved by management and the Board of Directors, and were issued on May 10, 2013.  Subsequent events have been evaluated through that date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012  and related notes included elsewhere in this Quarterly Report on Form 10-Q.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Products made from these “pluripotent” stem cells are being developed by us and our subsidiaries, each of which concentrates on different medical specialties, including: neuroscience, oncology, orthopedics, and blood and vascular diseases. Our commercial strategy is heavily focused on near-term commercial opportunities including our current line of research products such as PureStem™ cell lines (which we previously called ACTCellerate™ cell line) and associated ESpan™ culture media, HyStem® hydrogels, human embryonic stem cell lines, and royalties from Hextend®.  Potential near term therapeutic and diagnostic product opportunities include  Renevia™ (formerly known as  HyStem®-Rx ) as a cell delivery device expected to enter clinical trials in Europe in 2013, and the launch of  PanC-Dx™ as a novel blood-based cancer screen, expected by 2014 in Europe.  Our long-term strategic focus is to provide regenerative therapies for age-related degenerative diseases.

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

Renevia™ (formerly known as HyStem®-Rx) is a clinical grade formulation of HyStem-C®, a biocompatible, implantable hyaluronan and collagen-based matrix for cell delivery in human clinical applications.  As an injectable product, Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells, mesenchymal stem cells, or other adult stem cells.  We will need to obtain approval by the U.S. Food and Drug Administration (“FDA”) and comparable regulatory agencies in foreign countries in order to market Renevia™ as a medical device.  We expect to initiate clinical trials in the European Union during 2013 for CE marking.

Other HyStem® products are currently being used by researchers at a number of leading medical schools in pre-clinical studies of stem cell therapies, including research that we are funding at UCLA for the treatment of ischemic stroke.  Other researchers are conducting work with HyStem® in research to facilitate wound healing, to treat brain cancer, vocal fold scarring, and for myocardial infarct repair.  Our HyStem® hydrogels may have other applications when combined with the diverse and scalable cell types our scientists have isolated from hES cells.

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

LifeMap Sciences is also the internet sales and marketing arm of our research products for sale through the website http://bioreagents.lifemapsc.com.  LifeMap Sciences will utilize its databases as part of its online marketing strategy for our research products to reach life sciences researchers at biotech and pharmaceutical companies and at academic institutions and research hospitals worldwide.  We now offer 24 PureStem™ hEPC and five hES cell lines developed under cGMP by our subsidiary ESI for sale, and hES cell lines carrying inherited genetic diseases.  The hES cell lines developed by ESI are included in the NIH Stem Cell Registry, making them eligible for use in federally funded research, and five of the six cell lines currently have documented and publicly-available genomic sequences.  We anticipate adding additional cell lines and related ESpan™ growth media and differentiation kits over time.  LifeMap Sciences will also market research products produced by other companies.

During January 2013, we entered into an Asset Contribution Agreement with our subsidiary Asterias Biotherapeutics, Inc. (“Asterias,” formerly known as BioTime Acquisition Corporation) and Geron Corporation pursuant to which Asterias will acquire a significant portfolio of patents and patent applications, cell lines, and hES technology and know-how related to potential therapeutic products in various stages of development.  Two of the products under development have already been used in early stage clinical trials.  The acquisition of the Geron stem cell assets is expected to occur no later than September 30, 2013.  The completion of the transaction is subject to the satisfaction of certain conditions.

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership as at March 31, 2013, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Diagnosis and treatment of cancer	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis	100%	USA
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%	Israel
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	Vascular disorders, including cardiovascular-related diseases, vascular injuries, and acquired lymphedema Endothelial progenitor cells for research and drug testing; iPS cell banking	95%	USA
BioTime Asia, Limited	Ophthalmologic, skin, musculo-skeletal system, and hematologic diseases for Asian markets. Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases; sale of stem cell products for research	73.2%	USA
LifeMap Sciences, Ltd.	Stem cell database	(1)	Israel
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells	96.7%(2)	USA

(1)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

(2)
We expect our percentage ownership will be reduced to approximately 71.6% after Asterias issues common stock to us and Geron pursuant to the Asset Contribution Agreement and sells common stock and warrants to a private investor for cash in a related transaction.  See Note 9.

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

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $5,395,488 and $4,178,781allocated to our primary research and development projects during the three months ended March 31, 2013 and 2012, respectively

		Three Months Ended March 31,
Company	Program	2013	2012
BioTime and ESI	ACTCellerate™ hPECs, GMP hES cell lines, and related research products	12.8%	16.0%
BioTime	ACTCellerate™ technology	3.7%	9.4%
BioTime	Hydrogel products and HyStem research	21.6%	10.7%
OncoCyte	Cancer therapy and diagnosis	13.1%	20.6%
OrthoCyte	Orthopedic therapy	4.6%	4.0%
ReCyte Therapeutics	IPS and vascular therapy	5.8%	6.5%
BioTime	Hextend®	0.4%	4.6%
BioTime Asia	Stem cell products for research	0.2%	0.8%
Cell Cure Neurosciences	OpRegen™, OpRegen-Plus™, and neurological disease therapies	23.2%	20.6%
LifeMap	Stem cell database	11.0%	6.8%
Asterias	hESC-based cell therapy assets to be acquired from Geron Corporation	3.6%	-

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

Impairment of long-lived assets – Our long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverbale.  If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Deferred license and consulting fees – Deferred license and consulting fees consist of the value of warrants issued to third parties for services and to the minority shareholder in BioTime Asia for its participation in the organization of that company, and deferred license fees paid to acquire rights to use the proprietary technologies of third parties.  The value of the warrants is being amortized over the lives of the warrants, and deferred license fees over the estimated useful lives of the licensed technologies or licensed research products.  The estimation of the useful life any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life of a new product cannot be known with certainty at the time that the right to use the technology or product is acquired.  We will review its amortization schedules for impairments that might occur earlier than the original expected useful lives.  See also Note 5 to the Condensed Consolidated Interim Financial Statements.

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 95% of the outstanding shares of common stock as of March 31, 2013; the accounts of OncoCyte, a subsidiary of which we owned approximately 75.3% of the outstanding shares of common stock as of March 31, 2013; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81.0% of the outstanding shares as of March 31, 2013, the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 62.5% of the outstanding shares as of March 31, 2013, the accounts of LifeMap Sciences, a subsidiary of which we owned approximately 73.2% of the outstanding shares as of March 31, 2013, and the accounts of Asterias Biotherapeutics, a subsidiary of which we owned 96.7% of the outstanding shares as of March 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
License fees	$349,824	$36,468	$ +313,356	+859%
Royalty from product sales	107,599	147,402	-39,803	-27%
Grant income	90,326	400,809	-310,483	-77%
Sales of research products and services	66,724	67,535	-811	-1%
Total revenues	614,473	652,214	-37,741	-6%
Cost of sales	(182,749)	(20,268)	+162,481	+802%
Total revenues, net	431,724	631,946	-200,222	-32%

Our license fee revenues amounted to $349,824 and $36,468 for the three months ended March 31, 2013 and 2012, respectively.  License fee revenues for the three months ended March 31, 2013 include subscription and advertising revenues of $313,356 from LifeMap Science’s online database business primarily related to its GeneCards®  database which LifeMap Sciences began marketing after its acquisition of Xennex, Inc. during May 2012.  The 859% increase in license fee revenue in 2012 is entirely attributed to this new subscription and advertising revenue.  License fee revenues also include $36,468 for the three months ended March 31, 2013 and 2012 from CJ and Summit.  The license fees from CJ were received during April 2003 and July 2004, and the license fees from Summit were received during December 2004 and April and October of 2005, but full recognition of those license fees has been deferred, and is being recognized over the life of the contracts, which has been estimated to last until approximately 2019 based on the current expected life of the governing patent covering our products in Korea and Japan.

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend® and pay us the royalties and license fees due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.  For example, royalties on sales made during the fourth quarter of 2012 were not recognized until the first quarter of fiscal year 2013.

Our royalty revenues from product sales for the three months ended March 31, 2013 primarily consist of royalties on sales of Hextend® made by Hospira and CJ during the period beginning October 1, 2012 and ending December 31, 2012.  Royalty revenues recognized for that period were $107,599 compared with $147,402 recognized for the three months ended March 31, 2012.  This 27% decrease in royalties is attributable to a decrease in Hextend® sales in the U.S. and in the Republic of Korea.  The decrease in royalties received from Hospira is primarily due to the decline in the price of hetastarch-based products in the market.  The blood volume expander marketing continues to contract and hospitals continue to shift their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  Hospira implemented further price reductions for Hextend® during 2012 in an attempt to maintain market share.   We expect royalty revenues from product sales to continue to decline as a percentage of total revenue.

Based on sales of Hextend® that occurred during the first quarter of 2013, we received royalties of $82,098 from Hospira and we have received $20,935 from CJ during the second quarter of 2013.  Total royalties of $103,033 for the quarter decreased 19% from royalties of $126,437 received during the same period last year.  These royalties will be reflected in our financial statements for the second quarter of 2013

Total grant revenue for the first three months in 2013 decreased by approximately 77% as a result of the completion of a research grant from the California Institute of Regenerative Medicine (“CIRM”) in August 31, 2012.  We received no CIRM grant revenue in 2013.  Grant revenue in the first three months of 2013 included $41,478 recognized through Cell Cure Neurosciences, $4,041 through ES Cell International, and $44,807 of a $335,900 grant awarded to us by the NIH that expires September 29, 2013.

	Three Months Ended March 31,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
Research and development expenses	$(5,395,488)	$(4,178,781)	$ +1,216,707	+29%
General and administrative expenses	(3,416,145)	(2,368,705)	+1,047,440	+44%
Interest income	943	8,298	-7,355	-89%
Other expense	(29,579)	(327,095)	-297,516	-91%

Research and development expenses – Research and development expenses increased approximately 29% to $5,395,488 for the three months ended March 31, 2013, from $4,178,781 for the three months ended March 31, 2012.  Research and development expenses include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees which are allocated to research and development expense.

Research and development expenses for the three months ended March 31, 2013 and 2012, include $642,573 derived from the amortization of patent technology related to our acquisition of ESI and Cell Cure Neurosciences in May and October 2010, respectively, our acquisition of assets from Cell Targeting, Inc., and the merger of Glycosan BioSystems, Inc. into OrthoCyte in January and March 2011, respectively, and the merger of XenneX, Inc. into Lifemap Sciences in May 2012.  Such amortization expenses increased by $106,836 during the three months ended March 31, 2013 compared to the same period in 2012.  Aside from these expenses, the increase in research and development expenses during the first quarter of 2013 is primarily attributable to an increase of $332,639 in employee compensation and related costs allocated to research and development expenses, an increase of $234,708 in our HyStem® program related research expenses including the clinical development of Renevia™, an increase of $62,646 in licenses, patent and trademark related fees, an increase of $342,649 in outside research and research related outside services, an increase of $76,317 in rent related to Asterias’ new facility, and an increase of $440,021 in Cell Cure Neurosciences research and development expenses.  These increases in 2013 over 2012 were offset in part by a decrease of $162,278 in patent related legal expenses, a decrease of $104,489 in scientific consulting fees, a decrease of $48,966 in expenditures made to cover laboratory expenses and supplies, and a decrease of $57,826 in ESI research and development expenses.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2013 and 2012.

		Three Months Ended March 31,
Company	Program	2013	2012
BioTime and ESI	ACTCellerate™ hEPCs, GMP hES cell lines, and related research products	$691,611	$672,305
BioTime	ACTCellerate™ technology	199,447	391,717
BioTime	Hydrogel products, HyStem® research, and Renevia™	1,163,340	446,035
OncoCyte	Cancer therapy and diagnostics	704,917	861,750
OrthoCyte	Orthopedic therapy	249,954	166,898
ReCyte Therapeutics	IPS and vascular therapy	313,615	269,949
BioTime	Hextend®	21,633	192,191
BioTime Asia	Stem cell products for research	8,565	33,982
Cell Cure Neurosciences	OpRegen™, OpRegen-Plus™, and neurological disease therapies	1,252,917	859,623
LifeMap	Stem cell database	596,045	284,331
Asterias	Establishing hESC-based cell therapy programs based on assets to be acquired from Geron Corporation	193,444	-

General and administrative expenses – General and administrative expenses increased to $3,416,145 for the three months ended March 31, 2013 from $2,368,705 for the three months ended March 31, 2012.   General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses which are allocated to general and administrative expenses.

The increase is attributable to an increase of $289,557 in employee compensation and related costs allocated to general and administrative expenses, an increase of $223,573 in stock-based compensation to employees and consultants, an increase of $476,249 in legal fees, an increase of $218,475 in accounting and tax services, an increase of $56,000 in cash compensation paid to our independent directors, and an increase of $31,555 in investor and public relations fees.  The increase in legal and accounting expenses are primarily due to the start-up and transaction related expenses of Asterias.  These increases are in part offset by a decrease of $157,549 in cash and stock-based compensation paid to consultants, a decrease of $54,362 in travel, lodging and entertainment expense, and a decrease of $48,523 in ESI general and administrative expenses.

Interest income – During the three months ended March 31, 2013, we earned $943 of interest income which is entirely attributed to interest earned on cash balances held in interest bearing accounts during 2013.   During the three months ended March 31, 2012, we earned $8,410 of interest income, net of $112 of interest expense.

Other expense – Other expense in 2013 consists primarily of $21,976 of foreign currency transaction loss.  Other expenses in 2012 include reversal of $207,425 in revenues recognized by ESI.  The $207,425 represents revenue recognized in 2011 upon the shipment of cell lines in accordance with an agreement between ESI and a customer.  The revenue for the cell lines shipped to the customer was reversed during the first quarter of 2012 pending the final completion of audits and acceptance of vials by the customer which was incorrectly assumed to have occurred in December 2011.

Income Taxes

During the three months ended March 31, 2013 and 2012, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At March 31, 2013, we had $9,896,335 of cash and cash equivalents on hand. We received an additional $3,000,000 during April 2013  from a private investor for the completion of the sale of common shares and warrants under a Stock and Warrant Purchase Agreement that was signed in January 2013.  We had previously received $2,000,000 during January 2013 for the sale of the first tranche of common shares and warrants under that agreement.  The funds received from that investor are earmarked to fund our cash contribution obligation to Asterias under the Asset Contribution Agreement.  We may lend to Asterias all or a portion of the $5,000,000 that we received to finance Asteria’s operations, and we will be credited with the amount of the loan as part of our $5,000,000 cash contribution to be made to Asterias under the Asset Contribution Agreement.

On August 24, 2012, we entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell up to $25 million of our common shares, from time to time, through Cantor acting as our sales agent.  The offer and sale of our shares through Cantor has been registered pursuant to a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”).

Under the sales agreement, Cantor may sell our common shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common shares or to or through a market maker.  Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions.  Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).  The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms.

In the first quarter of 2013, we raised gross proceeds of $11,302,261 from the sale of 2,537,051 BioTime common shares at a weighted average price of $4.45 per share in the open market through our Controlled Equity Offering facility with Cantor and through the sale of BioTime shares held by our majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.   There is no assurance that we will be able to sell additional common shares through the Controlled Equity Offering facility at prices acceptable to us, but we believe that our existing cash and cash equivalents, including the proceeds from the sales of common shares from the Controlled Equity offering, should be sufficient to fund our operations at least into the first quarter of 2014.

We will depend upon revenue from the sale of our research products, database subscription and advertising revenues, royalties from the sale of Hextend® by Hospira and CJ, and research grants as our principal sources of revenues for the near future.   Although we have applied for additional CIRM grants, and we may apply for grants from other sources, for our research and development programs, there is no assurance that any of our grant applications will be approved.

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

Upon consummation of the asset contribution transaction under the Asset Contribution Agreement, we will issue 8,000,000 common share purchase warrants to Asterias.  Asterias will distribute the warrants it receives to the holders of its Series A common stock.  Those warrants will have an exercise price of $5.00 per share and will expire in five years from the date of issue.  We expect that the warrants to be issued to Asterias will be publicly traded.

The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations.  Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the three months ended March 31, 2013, we received $1,197,092 of cash in our operations.  Our sources of that cash were $88,946 of royalty revenues from Hospira, $18,652 of royalty revenues from CJ, our final quarterly research grant payment of $392,664 from CIRM, a $7,110 research grant payment from the NIH, $32,846 in foreign research grants, and $656,873 from the sale of research products and subscription and advertisement revenues.  During 2012, we received $590,494 of cash in our operations for the same three month period.  Our sources of that cash were $118,565 of royalty revenues from Hospira, $28,449 of royalty revenues from CJ, $392,665 of research grant payment from CIRM, and $50,815 from the sale of research products.

Cash used in operations

During the three months ended March 31, 2013, our total research and development expenditures were $5,395,488, and our general and administrative expenditures were $3,416,145.  Net loss attributable to BioTime for the three months ended March 31, 2013, amounted to $7,719,263.  Net cash used in operating activities during the quarter amounted to $7,021,682.  The difference between the net loss and net cash used in operating activities during the quarter was primarily attributable to non-cash expenses and accrued revenues, including $570,875 in stock-based compensation paid to employees and consultants, $121,071 in options issued as independent director compensation, amortization of $642,573 in intangible assets, $16,280 amortization of deferred consulting fees, $27,375 amortization of deferred license fees, $113,356 in depreciation expense, and $371,886 grant receivables primarily attributed to the collection of our final quarterly payment of $392,664 from CIRM.  This overall difference was offset to some extent by amortization of $42,996 in deferred license and royalty revenues, $243,798 in prepaid expenses, $101,319 in accounts payable and accrued liabilities, and net loss of $689,282 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the three months ended March 31, 2013, $550,551 was used for investing activities.   The components of this cash were $496,128 used in the purchase of equipment and $54,423 paid for security deposits.

Cash generated by financing activities

During the three months ended March 31, 2013, we raised gross proceeds of $11,306,430 from the sale of 2,537,051 BioTime common shares at a weighted average price of $4.46 per share in the open market through our Controlled Equity Offering facility with Cantor and through the sale of BioTime shares held by our majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.

On January 4, 2013, BioTime and a private investor entered into a Stock and Warrant Purchase Agreement under which the investor agreed to invest $5 million in BioTime by purchasing, in two tranches, an aggregate of 1,350,000 BioTime common shares and warrants to purchase approximately 650,000 additional BioTime common shares.  The first tranche of $2,000,000 was funded on January 14, 2013, and BioTime issued to the investor 540,000 common shares and 259,999 warrants.  BioTime received the second tranche of $3,000,000 on April 10, 2013 at which time BioTime issued to the investor 810,000 common shares, and warrants to purchase an additional 389,999 common shares at an exercise price of $5.00 per share.

On March 14, 2013, ReCyte Therapeutics and one of its shareholders entered into a Stock Purchase Agreement under which the shareholder agreed to purchase 81,169 additional ReCyte Therapeutics common shares for approximately $250,000, reflecting a purchase price of $3.08 per share.  In March 2013, ReCyte Therapeutics received $125,000 for which 40,584 ReCyte Therapeutics common shares were issued.  ReCyte Therapeutics expects to receive the remaining $125,000 in the second quarter of this year at which time it will issue the remaining 40,585 common shares.

Contractual obligations

As of March 31, 2013, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (2)	$2,484,095	$764,203	$1,687,267	$32,625	$-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.

(2)
Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, ESI, LifeMap Sciences, and Cell Cure Neurosciences.

On January 8, 2013, BioTime entered into a lease for an office and research facility located at 230 Constitution Drive, Menlo Park, California that BioTime is making available for use by Asterias.  The building on the leased premises contains approximately 24,080 square feet of space.  The lease is for a term of three years commencing January 7, 2013.  BioTime will pay base rent of $31,786 per month, plus real estate taxes and certain costs of maintaining the leased premises.  As additional consideration for the lease, BioTime issued to the landlord BioTime common shares having a market value of $242,726, determined based upon the average closing price of our common shares on the NYSE MKT for a designated period of time prior to the signing of the lease.  BioTime has filed a registration statement to register those shares under the Securities Act.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries.  We do not engage in foreign currency hedging activities.  Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of March 31, 2013, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

We are not presently involved in any material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.  However, upon consummation of the asset acquisition transaction under the Asset Contribution Agreement, Asterias will be substituted as the appellant in an appeal of certain decisions of the U.S. Patent and Trademark Office in two patent interference proceedings that were brought by Geron against Viacyte, Inc.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the three months ended March 31, 2013 and for the fiscal years ended December 31, 2012, 2011, and 2010 were $7,570,826, $21,362,524, $17,535,587, and $10,287,280, respectively, and we had an accumulated deficit of $109,614,976 as of March 31, 2013 and $101,895,712, $80,470,009, and $63,954,509, as of December 31, 2012, 2011, and 2010, respectively.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  More recently, we have financed a portion of our operations with research grants and subscription fees for the database products marketed by our subsidiary LifeMap Sciences.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

•
The experimentation we are doing is costly, time consuming, and uncertain as to its results.  We incurred research and development expenses amounting to $5,395,488 during the three months ended March 31, 2013, and $18,116,688, $13,699,691, and $8,191,314 during the fiscal years ended December 31, 2012, 2011, and 2010, respectively.

•
If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money.

•
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

Completion of the proposed acquisition of stem cell related assets by our subsidiary Asterias from Geron Corporation will result in an increase in our operating expenses and losses on a consolidated basis

•
Asterias will use the stem cell assets that it will acquire from Geron for the research and development of products for regenerative medicine.  Asterias’ research and development efforts will involve substantial expense, including but not limited to hiring additional research and management personnel, and the rent of a new office and research facility,that will add to our losses on a consolidated basis for the near future.

•
Asterias will become a public company in connection with the completion of the asset contribution transaction under the Asset Contribution Agreement and the distribution of Asterias Series A Common Stock by Geron to its stockholders.  As a public company, Asterias will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, listing its common shares for trading, and public relations and investor relations.  These costs will be in addition to those incurred by BioTime for similar purposes.

•
As a developer of pharmaceutical products derived from hES or iPS cells, Asterias will face substantially the same kind of risks that affect our business, as well as the risks related to our industry generally

Our success depends in part on the uncertain growth of the stem cell industry, which is still in its infancy

•
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

•	There can be no assurance that any safe and efficacious human medical applications will be developed using stem cells or related technology.

•
Government-imposed restrictions and religious, moral, and ethical concerns with respect to use of embryos or human embryonic stem (“hES”) cells in research and development could have a material adverse effect on the growth of the stem cell industry, even if research proves that useful medical products can be developed using hES cells.

Sales of our products to date have not been sufficient to generate an amount of revenue sufficient to cover our operating expenses

•
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

•
We will receive additional license fees and royalties if our licensees are successful in marketing Hextend® and PentaLyte® in Japan, Taiwan, and China, but they have not yet obtained the regulatory approvals required to begin selling those products.

•	We are also beginning to bring our first stem cell research products to the market, but there is no assurance that we will succeed in generating significant revenues from the sale of those products.

Sales of the products we may develop will be adversely impacted by the availability of competing products

•	Sales of Hextend® have already been adversely impacted by the availability of other products that are commonly used in surgery and trauma care and sell at low prices.

•	In order to compete with other products, particularly those that sell at lower prices, our products will have to provide medically significant advantages.

•	Physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

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

•
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

•	There also is a risk that our competitors may succeed at developing safer or more effective products that could render our products and technologies obsolete or noncompetitive.

We might need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses

•
We plan to continue to incur substantial research and product development expenses, largely through our subsidiaries, and we and our subsidiaries will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties, and license fees.

•
It is likely that additional sales of equity or debt securities will be required to meet our short-term capital needs, unless we receive substantial revenues from the sale of our new products or we are successful at licensing or sublicensing the technology that we develop or acquire from others and we receive substantial licensing fees and royalties.

•	Sales of additional equity securities by us or our subsidiaries could result in the dilution of the interests of present shareholders.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our pharmaceutical and medical device products, depends upon the amount of money we have

•
At March 31, 2013, we had $9,896,335 of cash and cash equivalents on hand.  Although we have raised $13,432,763 of equity capital during the first quarter in 2013, and raised an additional $3,000,000 after March 31, 2013, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology.  Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•
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

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

Our stem cell research program is directed primarily by our Chief Executive Officer, Dr. Michael West.  Asterias’ stem cell research programs will be directed primarily by its Chief Executive Officer, Dr. Thomas Okarma, and by its President of Research and Development, Dr. Jane Lebkowski. The loss of the services of Dr. West, Dr. Okarma or Dr. Lebkowski could have a material adverse effect on us.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits

Our experience in independently identifying acquisition candidates and integrating their operations with our company is limited to our acquisitions of ESI in 2010, Glycosan and CTI in 2011, and XenneX in 2012.  During January 2013 we entered into an agreement for our subsidiary Asterias to acquire stem cell related assets from Geron.  If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business.  If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated.  Moreover, we might never realize the anticipated benefits of any acquisition.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

•
Clinical trials and the regulatory approval process for a pharmaceutical product can take several years to complete.  As a result, we will incur the expense and delay inherent in seeking FDA and foreign regulatory approval of new products, even if the results of clinical trials are favorable.

•
Data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit, or prevent regulatory agency approvals.  Delays in the regulatory approval process or rejections of an application for approval of a new drug may be encountered as a result of changes in regulatory agency policy.

•
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

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining Independent Review Board (“IRB”) and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or failing to reach the targeted number of patients due to competition for patients from other trial;

•	limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payers for the use of agents used in our clinical trials;

•	negative or inconclusive results from clinical trials;

•
unforeseen side effects interrupting, delaying or halting clinical trials of our drug candidates and possibly resulting in the FDA or other regulatory authorities denying approval of our drug candidates;

•	unforeseen safety issues;

•	uncertain dosing issues;

•
approval and intro introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and unavailability of clinical trial supplies certain dosing issues.

Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products

•
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

•
California law requires that stem cell research be conducted under the oversight of a stem cell research oversight committee (“SCRO”).  Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO. A SCRO could prohibit or impose restrictions on the research that we plan to do.

•
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

•
Our success will depend in part on our ability to obtain and enforce patents and maintain trade secrets in the United States and in other countries.  If we are unsuccessful at obtaining and enforcing patents, our competitors could use our technology and create products that compete with our products, without paying license fees or royalties to us.

•
The preparation, filing, and prosecution of patent applications can be costly and time consuming.  Our limited financial resources may not permit us to pursue patent protection of all of our technology and products throughout the world.

•
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

•
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

•
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

•
The recent Supreme Court decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., will need to be considered in determining whether certain diagnostic methods can be patented, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage.  Our subsidiary OncoCyte is developing PanC-Dx™ as a cancer diagnostic test, based on the presence of certain genetic markers for a variety of cancers.  Because PanC-Dx™ combines an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for OncoCyte’s new product.  However, like other developers of diagnostic products, we are evaluating this new Supreme Court decision and new guidelines issued by the United States Patent and Trademark Office (the “PTO”) for the patenting of products that test for biological substances.

The process of applying for and obtaining patents can be expensive and slow

•	The preparation and filing of patent applications, and the maintenance of patents that are issued, may require substantial time and money.

•
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

•	After March 16, 2013 a derivation proceeding may be instituted by the PTO or an inventor alleging that a patent or application was derived from the work of another inventor.

•
Post Grant Review under the new America Invents Act will make available after March 16, 2013 opposition-like proceedings in the United States. As with the PTO interference proceedings, Post Grant Review proceedings will be very expensive to contest and can result in significant delays in obtaining patent protection or can result in a denial of a patent application.

•
Oppositions to the issuance of patents may be filed under European patent law and the patent laws of certain other countries.  As with the PTO interference proceedings, these foreign proceedings can be very expensive to contest and can result in significant delays in obtaining a patent or can result in a denial of a patent application

Our patents may not protect our products from competition

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

•	We might not be able to obtain any additional patents, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection.

•	There will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued to us.

•
In addition to interference proceedings, the PTO can re-examine issued patents at the request of a third party seeking to have the patent invalidated.  This means that patents owned or licensed by us may be subject to re-examination and may be lost if the outcome of the re-examination is unfavorable to us.  As of September 16, 2012 our patents may be subject to inter partes review (replacing the inter partes reexamination proceeding), a proceeding in which a third party can challenge the validity of one of our patents.

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

Risks Related to the Asset Contribution Agreement

Asterias will assume Geron’s appeal of two adverse patent rulings, and if the appeal is not successful, Asterias may not realize value from the Geron patent applications at issue in the appeal and might be precluded from developing therapies to treat certain diseases, such as diabetes.

At the closing of the asset contribution transaction under the Asset Contribution Agreement, Asterias will be substituted for Geron as a party in interest in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte, Inc. (formerly Novocell Inc.) by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron will contribute to Asterias.  Asterias will assume all liabilities arising with respect to the ViaCyte Appeal, other than expenses incurred by Geron relating to the ViaCyte Appeal prior to the closing of the asset contribution transaction.  Appeals of this nature may involve costly and time-consuming legal proceedings and if Asterias is not successful in the appeal, these rulings may prevent or limit development of Asterias product candidates in certain fields such as diabetes treatment and Asterias may be unable to realize value from the patent applications at issue in the appeal.

We and Asterias may be unable to complete the asset contribution transaction under the Asset Contribution Agreement, and failure to complete the transaction could adversely affect the market price of our common shares, our reputation, and our ability to obtain financing and, under certain circumstances, may result in our being required to pay a $1,800,000 termination fee to Geron.

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

We and Asterias have agreed to indemnify Geron from and against certain liabilities relating to (a) Geron’s distribution of the Asterias Series A common stock to Geron’s stockholders, (b) Asterias’ distribution of the BioTime warrants, that we will contribute to Asterias under the Asset Purchase Agreement, to the holders of Asterias Series A common stock, and (c) any distribution of securities by Asterias to the holders of the Asterias Series A common stock within one year following the closing under the Asset Contribution Agreement, from the date of the first effective date of either of the registration statements filed by us and by Asterias with respect to the securities that we and Asterias will issue in the asset contribution transaction, through the fifth anniversary of the earliest to occur of the date on which all of the BioTime warrants that we will contribute to Asterias have either expired, or been exercised, cancelled or sold.  We have also agreed to use our reasonable best efforts to obtain at our cost and expense prior to the closing under the Asset Contribution Agreement a policy of insurance to provide $10,000,000 of coverage for those indemnification obligations for a period of five years.  The cost of obtaining and maintaining the insurance policy in place for five years could be significant, and the insurance would be for the benefit of Geron and its affiliates.

We and Asterias have also agreed to indemnify Geron, from and against certain expenses, losses, and liabilities arising from, among other things, breaches of our or Asterias’ representations, warranties and covenants under the Asset Contribution Agreement.  The maximum damages that may be recovered by either party for a loss under this indemnification related to representations, warranties and covenants, with limited exceptions, is limited to $2 million.

Completing the asset contribution transaction may divert our management’s attention away from ongoing operations and could adversely affect ongoing operations and business relationships.

Completing the asset contribution transaction will require a significant amount of time and attention from our management.  Moreover, after the closing of transaction, our management will be required to provide more management attention to Asterias.  The diversion of our management’s attention away from our other operations could adversely affect our operations and business relationships that do not relate to Asterias.

Risks Pertaining to Our Common Shares

Ownership of our common shares will entail certain risks associated with the volatility of prices for our shares and the fact that we do not pay dividends on our common shares.

Because we are engaged in the development of pharmaceutical and stem cell research products, the price of our stock may rise and fall rapidly

•	The market price of our shares, like that of the shares of many biotechnology companies, has been highly volatile.

•
The price of our shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new drug, even though the outcome of those trials and the likelihood of ultimate FDA approval remain uncertain.

•	Similarly, prices of our shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval.

•	The failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 76,000,000 shares of capital stock consisting of 75,000,000 common shares and 1,000,000 “blank check” preferred shares.  As of May 3, 2013, there were 55,728,793 common shares outstanding 4,771,301 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 816,612 shares reserved for issuance upon the exercise of common share purchase warrants.  No preferred shares are presently outstanding.

We expect to issue a minimum of 8,902,077 common shares and a maximum of 11,463,464 common shares to Asterias under the Asset Contribution Agreement.  We also expect to issue 8,000,000 common share purchase warrants to Asterias under the Asset Contribution Agreement.

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

The market price of our common shares could be impacted by the issuance of the common shares and warrants to Asterias and to an investor

Under the Asset Contribution Agreement and subject to closing, we have agreed to issue to Asterias a minimum of 8,902,077 common shares, and a maximum of 11,463,464 common shares, and 8,000,000 common share purchase warrants.  We have also issued 540,000 common shares and 259,999 warrants to an investor under a Stock and Warrant Purchase Agreement and we have agreed to issue to that investor an additional 810,000 common shares and 389,998 warrants.  Asterias and the investor may sell the common shares that they will receive from us.  Those sales may take place from time to time on the NYSE MKT and may create downward pressure on the trading price of our common shares.

Asterias expects to distribute the warrants it receives from us to the future holders of its Series A common stock.  The warrants we issue to Asterias will be exercisable for a period of five years at an exercise price of $5.00 per share, subject to adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions.  The warrants we issue to the investor will be exercisable for a period of three years at an exercise price of $5.00 per share, subject to adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions.  During the period that the warrants are outstanding, the actual or potential exercise of those warrants and sale of the underlying common shares may create downward pressure on the trading price of our common shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

2.1	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd.(4)

4.2	Form of Warrant (included in Exhibit 4.1)

10.1	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher (1)

10.2	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. (1)

10.3	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

10.4	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd. (4)

10.5	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.(4)

10.6	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. (4)

10.7	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013.

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

(4)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2012

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 10, 2013	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 10, 2013	/s/ Peter S. Garcia
Peter S. Garcia
Chief Financial Officer

Exhibit
Numbers	Description

2.1	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd.(4)

4.2	Form of Warrant (included in Exhibit 4.1)

10.1	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher (1)

10.2	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. (1)

10.3	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

10.4	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd. (4)

10.5	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc.(4)

10.6	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. (4)

10.7	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013.

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

(4)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2012

*	Filed herewith