Form 10-Q
period 2013-06-30
BIOTIME INC
filed 2013-08-09
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,938,220 common shares, no par value, as of August 7, 2013.

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

Item 1.	Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,306,296	$4,349,967
Inventory	64,745	55,316
Prepaid expenses and other current assets	3,760,667	2,774,196
Total current assets	18,131,708	7,179,479

Equipment, net	1,841,253	1,348,554
Deferred license and consulting fees	600,583	669,326
Deposits	118,576	64,442
Intangible assets, net	19,201,647	20,486,792
TOTAL ASSETS	$39,893,767	$29,748,593

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,972,224	$3,989,962
Deferred license and subscription revenue, current portion	462,773	400,870
Total current liabilities	4,434,997	4,390,832

LONG-TERM LIABILITIES
Deferred license revenue, net of current portion	693,242	768,678
Deferred rent, net of current portion	47,134	57,214
Other long-term liabilities	201,093	237,496
Total long-term liabilities	941,469	1,063,388

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 2,000,000 and 1,000,000 shares respectively, as of June 30, 2013 and December 31, 2012; none issued
Common shares, no par value, authorized 125,000,000 and 75,000,000 shares respectively, as of June 30, 2013 and December 31, 2012; 57,932,220 issued and 55,616,934 outstanding at June 30, 2013 and 51,183,318 issued and 49,383,209 outstanding as of December 31, 2012	148,002,896	119,821,243
Contributed capital	93,972	93,972
Accumulated other comprehensive income/(loss)	117,724	(59,570)
Accumulated deficit	(117,178,103)	(101,895,712)
Treasury stock at cost: 2,315,286 and 1,800,109 shares at June 30, 2013 and at December 31, 2012, respectively	(10,120,653)	(8,375,397)
Total shareholders' equity	20,915,836	9,584,536
Noncontrolling interest	13,601,465	14,709,837
Total equity	34,517,301	24,294,373
TOTAL LIABILITIES AND EQUITY	$39,893,767	$29,748,593

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES:
License fees	$362,249	$175,419	$712,078	$211,887
Royalties from product sales	103,315	126,455	210,914	273,857
Grant income	693,480	672,537	777,293	1,074,771
Sale of research products	57,281	59,253	124,005	127,037
Total revenues	1,216,325	1,033,664	1,824,290	1,687,552

Cost of sales	(180,811)	(83,918)	(363,560)	(105,497)

Total revenues, net	1,035,514	949,746	1,460,730	1,582,055

EXPENSES:
Research and development	(5,530,395)	(4,615,436)	(10,975,825)	(8,773,302)
General and administrative	(3,621,570)	(2,413,641)	(7,005,091)	(4,802,337)
Total expenses	(9,151,965)	(7,029,077)	(17,980,916)	(13,575,639)

Loss from operations	(8,116,451)	(6,079,331)	(16,520,186)	(11,993,584)
OTHER INCOME/(EXPENSES):
Interest income, net	579	3,355	1,522	11,636
Other income/(expense), net	(80,541)	85,260	(109,520)	(240,005)
Gain/(Loss) on sale/write off of equipment	800	(3,546)	(710)	(3,546)
Total other income/(expense), net	(79,162)	85,069	(108,708)	(231,915)
NET LOSS	(8,195,613)	(5,994,262)	(16,628,894)	(12,225,499)
Less: Net loss attributable to noncontrolling interest	645,848	537,040	1,346,503	1,796,378

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(7,549,765)	$(5,457,222)	$(15,282,391)	$(10,429,121)

Foreign currency translation gain (loss)	28,857	(182,947)	177,294	(58,859)

TOTAL COMPREHENSIVE NET LOSS	$(7,520,908)	$(5,640,169)	$(15,105,097)	$(10,487,980)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.11)	$(0.29)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	53,791,434	50,548,582	52,490,767	50,435,272

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(15,282,391)	$(10,429,121)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	253,215	183,981
Amortization of intangible asset	1,285,145	1,123,431
Amortization of deferred license and royalty revenues	(75,914)	(75,796)
Amortization of deferred consulting fees	32,559	388,124
Amortization of deferred license fees	54,750	87,434
Amortization of deferred rent	(4,446)	(5,427)
Amortization of deferred grant income	–	(261,777)
Stock-based compensation	1,351,795	929,257
Reduction in receivables from the reversal of revenues	–	205,004
Write-off of security deposit	–	(3,570)
Loss on sale/write off of equipment	710	3,546
Net loss allocable to noncontrolling interest	(1,346,503)	(1,796,378)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,701)	(12,156)
Grant receivable	(269,365)	359,420
Inventory	(9,429)	(3,844)
Prepaid expenses and other current assets	(414,449)	7,195
Other long-term assets	(5,000)	–
Accounts payable and accrued liabilities	(30,865)	(373,555)
Deferred revenues	62,381	(13,015)
Other long-term liabilities	(41,731)	(13,462)
Net cash used in operating activities	(14,465,239)	(9,674,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(735,124)	(153,490)
Cash acquired in connection with mergers	–	292,387
Proceeds for the sale of equipment	–	4,500
Security deposit paid	(54,423)	(526)
Net cash provided by (used in) investing activities	(789,547)	142,871

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	–	14,800
Proceeds from issuance of common shares	23,810,421	–
Financing fees paid upon issuance of common shares	(747,907)	–
Proceeds from sale of treasury shares	1,819,500	–
Proceeds from the sale of common shares of subsidiary	255,502	–
Net cash provided by financing activities	25,137,516	14,800

Effect of exchange rate changes on cash and cash equivalents	73,599	(35,046)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	9,956,329	(9,552,054)
Cash and cash equivalents at beginning of period	4,349,967	22,211,897
Cash and cash equivalents at end of period	$14,306,296	$12,659,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$–	$255
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued as part of merger	$–	$1,802,684
Common shares issued for consulting services	$148,920	$–
Common shares issued for rent	$242,726	$–

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General – BioTime is a biotechnology company engaged in two areas of biomedical research and product development.  BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.  BioTime plans to develop stem cell products for research and therapeutic use through its subsidiaries.  OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose and treat cancer.  ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, develops hES products for research use.   OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries.  ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat a variety of blood and lymphatic vascular disorders, as well as products for research using iPS and other cell reprogramming technology.  Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  LifeMap Sciences, Inc. (“LifeMap Sciences”) markets, sells and distributes GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.  LifeMap Sciences will also market BioTime research products and PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap Sciences plans to commence research into the identification and development of novel cell lines for therapeutic products, including research on PureStem™ human embryonic progenitor cells (“hEPC”) using the LifeMap Sciences proprietary discovery platform, with the goal of identifying those hEPC that have greatest potential for use in the development of cell-based therapies for degenerative diseases.  Asterias Biotherapeutics, Inc. (“Asterias,” formerly known as BioTime Acquisition Corporation) was incorporated on September 24, 2012.  Asterias was incorporated to explore opportunities to acquire assets and businesses in the field of stem cells and regenerative medicine.

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

The unaudited condensed consolidated interim balance sheet as of June 30, 2013, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012, and the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2013 and 2012 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013 have been made.  The condensed consolidated balance sheet as of December 31, 2012 is derived from BioTime’s annual audited financial statements as of that date.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results anticipated for the full year of 2013.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the condensed consolidated balance sheet as of December 31, 2012, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. These condensed consolidated interim financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime’s Form 10-K for the year ended December 31, 2012.

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries.  The following table reflects BioTime’s ownership of the outstanding shares of its subsidiaries.

Subsidiary	BioTime Ownership	Country
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	94.8%	USA
OncoCyte Corporation	75.3%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences Ltd.	62.5%	Israel
LifeMap Sciences, Inc.	73.2%	USA
LifeMap Sciences, Ltd.	(1)	Israel
Asterias Biotherapeutics, Inc.	96.7%(2)	USA

(1)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

(2)	BioTime expects that its percentage ownership will be reduced to approximately 71.6% after Asterias issues common stock to BioTime and Geron Corporation pursuant to an Asset Contribution Agreement and sells common stock and warrants to a private investor for cash in a related transaction. See Note 9.

All material intercompany accounts and transactions have been eliminated in consolidation.  As of June 30, 2013 and as of December 31, 2012, we consolidated the financial results of ReCyte Therapeutics, OncoCyte, BioTime Asia, OrthoCyte, LifeMap, ESI, Cell Cure Neurosciences, and Asterias as we have the ability to control their operating and financial decisions and policies through our ownership. We reflect the noncontrolling interest as a separate element of equity on our condensed consolidated balance sheet.

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

Accounts receivable and allowance for doubtful accounts – Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the consolidated balance sheet.  Total trade receivables amounted to approximately $420,000 and $395,000 and grants receivable amounted to approximately $1,345,000 and $1,062,000 as of June 30, 2013 and December 31, 2012, respectively.  Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts in the amount of $116,816 as of June 30, 2013 and December 31, 2012.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience.  An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Foreign currency translation gain/loss and Comprehensive net loss – In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income/(loss) on the consolidated balance sheet.  For the three and six months ended June 30, 2013, comprehensive net loss includes foreign currency translation gain of $28,857 and $177,294, respectively.  Comprehensive net loss in the same periods in 2012 includes foreign currency translation loss of $182,947 and $58,859, respectively.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  No amounts were accrued for the payment of interest and penalties as of June 30, 2013 and December 31, 2012.  BioTime files its income tax returns in the U.S. federal and various state and local and foreign jurisdictions.  Generally, BioTime is no longer subject to income tax examinations by major taxing authorities for years before 2009. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime, Inc. by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the three and six months ended June 30, 2013 and 2012 excludes any effect from 4,394,634 options and 1,751,615 warrants, and 3,433,802 options and 636,613 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

2. Inventory

BioTime held $51,822 and $41,494 of inventory of finished products on-site at its corporate headquarters in Alameda, California at June 30, 2013 and December 31, 2012, respectively.  Finished goods products of $12,923 and $13,822 were held by a third party on consignment at June 30, 2013 and December 31, 2012, respectively.

3. Equipment

At June 30, 2013 and December 31, 2012, equipment, furniture and fixtures were comprised of the following:

	June 30, 2013 (unaudited)	December 31, 2012
Equipment, furniture and fixtures	$2,851,456	$2,098,812
Accumulated depreciation	(1,010,203)	(750,258)
Equipment, net	$1,841,253	$1,348,554

Depreciation expense amounted to $253,215and $183,981 for the six months ended June 30, 2013 and 2012, respectively.  The difference of $6,730 between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $259,945 per the condensed consolidated balance sheet is primarily attributable to the impact of foreign currency conversion rates for the depreciation of assets held by foreign subsidiaries.

4. Intangible assets

At June 30, 2013 and December 31, 2012, intangible assets and intangible assets net of amortization were comprised of the following:

	June 30, 2013 (unaudited)	December 31, 2012
Intangible assets	$25,702,909	$25,702,909
Accumulated amortization	(6,501,262)	(5,216,117)
Intangible assets, net	$19,201,647	$20,486,792

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis.  BioTime recognized $1,285,145 and $1,123,431 in amortization expense of intangible assets during the six months ended June 30, 2013 and 2012, respectively.

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

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.  BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents.  In addition, BioTime pays WARF $25,000 annually as a license maintenance fee.  The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012.

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte Therapeutics paid ACT a $250,000 license fee.  ReCyte Therapeutics has assigned its rights under the License Agreement to BioTime.  BioTime will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.  The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012.

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.  This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, future amortization of deferred license fees described above was as follows:

Year Ended	Deferred License
December 31,	Fees
2013	$54,750
2014	109,500
2015	109,500
2016	109,500
2017	109,500
Thereafter	101,333
Total	$594,083

6. Accounts Payable and Accrued Liabilities

At June 30, 2013 and December 31, 2012, accounts payable and accrued liabilities consisted of the following:

	June 30, 2013 (unaudited)	December 31, 2012
Accounts payable	$1,687,529	$1,168,077
Accrued bonuses	-	497,843
Other accrued liabilities	2,284,695	2,324,042
	$3,972,224	$3,989,962

7. Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection to certain business acquisitions.  At June 30, 2013, 1,751,615 warrants to purchase common shares with a weighted average exercise price of $6.59 and a weighted average remaining contractual life of 2.12 years were outstanding.  At December 31, 2012, 556,613 warrants to purchase common shares with a weighted average exercise price of $10.00 and a weighted average remaining contractual life of 1.32 years were outstanding.

Preferred Shares

BioTime is authorized to issue 2,000,000 preferred shares.  The shareholders approved the increase in the number of authorized preferred shares from 1,000,000 to 2,000,000 in May 2013.  The preferred shares may be issued in one or more series as the board of directors may by resolution determine.  The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, references, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares.  The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series.

As of June 30, 2013 BioTime has no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value.  The shareholders approved the increase in the number of authorized common shares from 75,000,000 to 125,000,000 in May 2013.  As of June 30, 2013, BioTime had issued 57,932,220 common shares and outstanding 55,616,934 common shares.  The difference between the issued and outstanding number of common shares reflects the treasury stock treatment, for financial reporting purposes, of BioTime common shares held by its subsidiaries.

During the six months ended June 30, 2013, BioTime raised gross proceeds of $11,571,953 from the sale of 2,594,156 BioTime common shares at a weighted average price of $4.46 per share in the open market through our Controlled Equity Offering facility with Cantor Fitzgerald & Co. and through the sale of BioTime shares held by BioTime’s majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by its subsidiaries belong to those subsidiaries.

In January 2013, BioTime and a private investor entered into a Stock and Warrant Purchase Agreement under which the investor agreed to invest $5,000,000 in BioTime by purchasing, in two tranches, an aggregate of 1,350,000 BioTime common shares and warrants to purchase approximately 650,000 additional BioTime common shares.  The first tranche of $2,000,000 was funded on January 14, 2013, and BioTime issued to the investor 540,000 common shares and 259,999 warrants.  BioTime received the second tranche of $3,000,000 on April 10, 2013 at which time BioTime issued to the investor 810,000 common shares, and warrants to purchase an additional 389,999 common shares at an exercise price of $5.00 per share.

In June 2013, BioTime sold 2,180,016 common shares and 545,004 warrants to purchase common shares for gross proceeds of $9,057,967 under the Stock and Warrant Purchase Agreement entered between BioTime and certain investors.  The common shares and warrants to purchase common shares were sold in "units" with each unit consisting of one common share and one-quarter of a warrant, at an offering price of $4.155 per unit.  The warrants have an initial exercise price of $5.00 per share and are exercisable during the three year period beginning on the date of issuance, June 6, 2013.

During the six months ended June 30, 2013, no options or warrants were exercised.

During the six months ended June 30, 2013 and 2012, BioTime recognized stock-based compensation expenses of $1,351,795 and $929,257, respectively, due to stock options granted to employees and directors.  During the six months ended June 30, 2013 and 2012, BioTime granted 1,155,000 and 130,000 options, respectively, under its 2012 Equity Incentive Plan and 2002 Stock Option Plan. Asterias granted 2,700,000 and nil options, respectively under its 2013 Equity Incentive Plan; OrthoCyte granted nil and 300,000 options, respectively under its 2010 Stock Option Plan; OncoCyte granted 80,000 and nil options, respectively under its 2011 Stock Option Plan; ReCyte granted nil and 550,000 options, respectively under its 2011 Stock Option Plan; LifeMap Sciences granted nil and 217,143 options, respectively under its 2011 Stock Option Plan; and BioTime Asia did not grant any options in either periods.

Option on LifeMap Sciences Common Stock Held by BioTime

As a condition to the sale of BioTime shares and warrants under the terms of a Stock and Warrant Purchase Agreement during June 2013, BioTime entered into an Option Agreement with certain investors.  Under the Option Agreement, each investor has an option to purchase a number of shares of common stock that BioTime holds in its subsidiary LifeMap Sciences, initially equal to the number of warrants that the investors purchased from BioTime.  The options to purchase shares of LifeMap Sciences common stock may be exercised at a price of $4.00 per share in lieu of exercising the warrants to purchase BioTime common shares.  The exercise of an option by an investor will require the cancellation of one BioTime warrant for each share of LifeMap Sciences common stock (as adjusted to reflect any stock dividend, stock split, reverse stock split or other certain other transactions) purchased by the investor, so that an investor will have to choose between purchasing BioTime common shares and LifeMap Sciences common stock when they exercise either the warrants or the options.  The right of a holder of an option to exercise its option is subject to the availability of an exemption from registration under the Securities Act of 1933, as amended.

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

A private investor has agreed to contribute $5,000,000 in cash to Asterias for 2,136,000 shares of Asterias Series B common stock, and warrants to purchase 350,000 additional shares of Asterias Series B common stock.  That investment will be made in conjunction with the closing under the Asset Contribution Agreement.  If for any reason the private investor fails to make the $5,000,000 contribution, BioTime will contribute cash, BioTime common shares, or a combination of cash and BioTime common shares to Asterias in an amount equal to the cash not contributed by the private investor.

The same private investor invested $5,000,000 in BioTime by purchasing, in two tranches, an aggregate of 1,350,000 BioTime common shares and warrants to purchase approximately 650,000 additional BioTime common shares.  The first tranche of $2,000,000 was funded in January 2013, and BioTime issued to the investor 540,000 common shares and 259,999 warrants.  The second tranche of $3,000,000 was funded in April 2013, and BioTime issued to the investor 810,000 common shares and 389,999 warrants.

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

Closing of the asset contribution transaction is subject to certain negotiated conditions, including the effectiveness of registration statements under the Securities Act of 1933 filed by BioTime and Asterias.

Closing of the cash contribution by the private investor is also subject to certain negotiated closing conditions, including the closing of the asset contribution transaction.

10. Segment Information

BioTime's executive management team represents its chief decision maker.  To date, BioTime's management has viewed BioTime's operations as one segment that includes, the research and development of therapeutic products for oncology, orthopedics, retinal and neurological diseases and disorders, blood and vascular system diseases and disorders, blood plasma volume expansion, diagnostic products for the early detection of cancer, and hydrogel products that may be used in surgery, and products for human embryonic stem cell research.  As a result, the financial information disclosed materially represents all of the financial information related to BioTime's sole operating segment.

11. Unaudited Pro Forma Interim Financial Information – Six Months Ended June 30, 2013 and 2012

The following unaudited pro forma information gives effect to the merger with XenneX as if the merger took place on January 1, 2012.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$1,824,290	$1,873,701

Net loss available to common shareholders	$(15,105,097)	$(10,326,605)

Net loss per common share – basic and diluted	$(0.29)	$(0.20)

12. Subsequent Events

These condensed consolidated financial statements were approved by management and the Board of Directors, and were issued on August 6, 2013.  Subsequent events have been evaluated through that date.

On August 2, 2013, Asterias purchased certain research equipment and supplies for $1,090,000. BioTime advanced to Asterias the funds required for the purchase.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012  and related notes included elsewhere in this Quarterly Report on Form 10-Q.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Products made from these "pluripotent" stem cells are being developed by us and our subsidiaries, each of which concentrates on different medical specialties, including: neuroscience, oncology, orthopedics, and blood and vascular diseases. Our commercial strategy is heavily focused on near-term commercial opportunities including our current line of research products such as PureStem™ human embryonic progenitor cells (hEPC) (which we previously called ACTCellerate™ cell line) and associated ESpan™ culture media, HyStem® hydrogels, human embryonic stem cell lines, and royalties from Hextend®.  Potential near-term therapeutic and diagnostic product opportunities include Renevia™ (formerly known as HyStem®-Rx) as a cell delivery device expected to enter clinical trials in Europe in 2013, and the initiation of clinical studies PanC-Dx™ as a novel blood-based cancer screen by the end of 2013.  Our long-term strategic focus is to provide regenerative therapies for age-related degenerative diseases.

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

Our commercial efforts in regenerative medicine include the development and sale of products designed for research applications in the near term as well as products designed for diagnostic and therapeutic applications in the medium and long term.  We offer advanced human stem cell products and technology that can be used by researchers at universities and at companies in the bioscience and biopharmaceutical industries.  We have developed research and clinical grade hES cell lines that we market for both basic research and therapeutic product development.  Our subsidiary, ES Cell International Pte Ltd (“ESI”), has developed six hES cell lines that are among the best characterized and documented cell lines available today.  Developed using current Good Manufacturing Practices (“cGMP”) that facilitate transition into the clinic, these hES cell lines are extensively characterized and five of the six cell lines currently have documented and publicly-available genomic sequences.  The ESI hES cell lines are now included in the Stem Cell Registry of the National Institutes of Health (“NIH”), making them eligible for use in federally funded research, and all are available for purchase through http://bioreagents.lifemapsc.com.  We also market human embryonic progenitor cell (“hEPCs”), which are called PureStem™ progenitors and were developed using ACTCellerate™ technology.  These hEPCs are purified lineages of cells that are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  We expect that hEPCs will simplify the scalable manufacture of highly purified and identified cell types and will possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapies.  The PureStem™ progenitors are also available for purchase through http://bioreagents.lifemapsc.com.

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

Certain BioTime’s research products, such as HyStem® hydrogels and ESI hES lines have the advantage of being “translatable to the clinic” meaning that these products are available as economic research grade products and at a therapeutic grade; allowing researchers more assurance that they will be acceptable for use in future clinical trials.

Our HyStem® hydrogel product line is one of the components in our near-term revenue strategy.  HyStem® is a patented biomaterial that mimics the human extracellular matrix, which is the network of molecules surrounding cells in organs and tissues that is essential to cellular function.  Many tissue engineering and regenerative cell-based therapies will require the delivery of therapeutic cells in a matrix or scaffold to sustain cell survival after transplantation and to maintain proper cellular function. HyStem® is a unique hydrogel that has been shown to support cellular attachment and proliferation in vivo.  Recent publications have highlighted the combined use of HyStem hydrogels with PureStem progenitors resulting in a combined product that produces cartilage-producing cell masses known as chondrocytes.  We call this experimental product HyStem®-4D.

Renevia™ (formerly known as HyStem®-Rx) is a clinical grade formulation of HyStem®-C, a biocompatible, implantable hyaluronan and collagen-based matrix for cell delivery in human clinical applications.  As an injectable product, Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells, mesenchymal stem cells, or other adult stem cells.  We will need to obtain approval by the U.S. Food and Drug Administration (“FDA”) and comparable regulatory agencies in foreign countries in order to market Renevia™ as a medical device.  We expect to initiate clinical trials for CE marking in the European Union during 2013, subject to our receipt of regulatory approval to commence the trials.

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

Our subsidiary, OncoCyte Corporation, is developing PanC-Dx™, a novel non-invasive blood-based cancer screening test designed to detect the presence of various human cancers, including cancers of the breast, lung, bladder, uterus, stomach, and colon, during routine check -ups.  OncoCyte intends to develop PanC-Dx™ as a screen for breast and bladder cancer and to initially seek regulatory approval to market PanC-Dx™ in Europe for one or both of those cancers before seeking regulatory approvals required to market the product in the U.S. and other countries.

Our subsidiary, LifeMap Sciences markets, sells and distributes GeneCards®, the leading human gene database, as part of an integrated database suite that includes LifeMap Discovery™, the database of embryonic development, stem cell research and regenerative medicine; and MalaCards, the human disease database.  LifeMap Sciences also markets PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.

LifeMap Sciences is also the internet sales and marketing arm of our research products for sale through the website http://bioreagents.lifemapsc.com.  LifeMap Sciences will utilize its databases as part of its online marketing strategy for our research products to reach life sciences researchers at biotech and pharmaceutical companies and at academic institutions and research hospitals worldwide.  We now offer 23 PureStem™ hEPC and five hES cell lines developed under cGMP by our subsidiary ESI for sale, and hES cell lines carrying inherited genetic diseases.  The hES cell lines developed by ESI are included in the NIH Stem Cell Registry, making them eligible for use in federally funded research, and five of the six cell lines currently have documented and publicly-available genomic sequences.  We anticipate adding additional cell lines and related ESpan™ growth media and differentiation kits over time.  LifeMap Sciences will also market research products produced by other companies.

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

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership as at June 30, 2013, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Diagnosis and treatment of cancer	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including osteoarthritis	100%	USA
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%	Israel
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	Vascular disorders, including cardiovascular-related diseases, vascular injuries, and acquired lymphedema complications of cancer treatment Stem cell-derived endothelial progenitor cells for research, drug testing, and therapeutics; iPS cell banking	94.8%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases; sale of stem cell products for research	73.2%	USA
LifeMap Sciences, Ltd.	Stem cell database	(1)	Israel
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells	96.7%(2)	USA

(1)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

(2)	We expect our percentage ownership will be reduced to approximately 71.6% after Asterias issues common stock to us and Geron pursuant to the Asset Contribution Agreement and sells common stock and warrants to a private investor for cash in a related transaction. See Note 9 to the condensed consolidated interim financial statements.

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

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $10,975,825 and $8,773,302 allocated to our primary research and development projects during the three and six months ended June 30, 2013 and 2012, respectively.

		Three Months Ended June 30,		Six Months Ended June 30,
Company	Program	2013	2012	2013	2012
BioTime and ESI	ACTCellerate™ hPECs, GMP hES cell lines, and related research products	13.5%	16.6%	13.2%	16.3%
BioTime	ACTCellerate™ technology	–%	2.3%	1.8%	5.6%
BioTime	Hydrogel products and HyStem® research	20.6%	20.6%	21.1%	15.9%
OncoCyte	Cancer therapy and diagnosis	12.6%	17.7%	12.8%	19.1%
OrthoCyte	Orthopedic therapy	6.3%	5.4%	5.5%	4.8%
ReCyte Therapeutics	IPS and vascular therapy	5.8%	8.8%	5.8%	7.7%
BioTime	Hextend®	0.4%	0.9%	0.4%	2.7%
BioTime Asia	Stem cell products for research	0.1%	1.1%	0.1%	0.9%
Cell Cure Neurosciences	OpRegen®, OpRegen-Plus®, and neurological disease therapies	18.4%	16.1%	20.8%	18.2%
LifeMap	Stem cell database	11.7%	10.5%	11.4%	8.8%
Asterias	hESC-based cell therapy assets to be acquired from Geron Corporation	10.6%	–%	7.1%	–%

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

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 94.8% of the outstanding shares of common stock as of June 30, 2013; the accounts of OncoCyte, a subsidiary of which we owned approximately 75.3% of the outstanding shares of common stock as of June 30, 2013; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81.0% of the outstanding shares as of June 30, 2013, the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 62.5% of the outstanding shares as of June 30, 2013, the accounts of LifeMap Sciences, a subsidiary of which we owned approximately 73.2% of the outstanding shares as of June 30, 2013, and the accounts of Asterias Biotherapeutics, a subsidiary of which we owned 96.7% of the outstanding shares as of June 30, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

Revenues

	Three Months Ended June 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
License fees	$362,249	$175,419	$ +186,830	+107%
Royalties from product sales	103,315	126,455	-23,140	-18%
Grant income	693,480	672,537	+20,943	+3%
Sales of research products and services	57,281	59,253	-1,972	-3%
Total revenues	1,216,325	1,033,664	+182,661	+18%
Cost of sales	(180,811)	(83,918)	+96,893	+115%
Total revenues, net	1,035,514	949,746	+85,768	+9%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
License fees	$712,078	$211,887	$ +500,191	+236%
Royalties from product sales	210,914	273,857	-62,943	-23%
Grant income	777,293	1,074,771	-297,478	-28%
Sales of research products and services	124,005	127,037	-3,032	-2%
Total revenues	1,824,290	1,687,552	+136,738	+8%
Cost of sales	(363,560)	(105,497)	+258,063	+245%
Total revenues, net	1,460,730	1,582,055	-121,325	-8%

Our license fee revenues for the three and six months ended June 30, 2013 amounted to $362,249 and $712,078, respectively.  License fee revenues for the same periods in 2012 amounted to $175,419 and $211,887, respectively.  License fee revenues for the six months ended June 30, 2013 and 2012 include subscription and advertising revenues of $638,148 and $138,763, respectively, from LifeMap Sciences’ online database business primarily related to its GeneCards® database which LifeMap Sciences began marketing, selling and distributing after its acquisition of XenneX, Inc. during May 2012.  The 236% increases in license fee revenue during the six months ended June 30, 2013 is entirely attributed to this new subscription and advertising revenue.

License fee revenues also include amortization of license fees from CJ which we received during April 2003 and July 2004, and the license fees from Summit which we received during December 2004 and April and October of 2005.  Full recognition of those license fees were deferred and is being recognized over the lives of the contracts, which have been estimated to last until approximately 2019 based on the current expected lives of the governing patents covering our products in Korea and Japan.  Amortization of such license fees during the three and six months ended June 30, 2013 and 2012 amounted to $36,468 and $72,936, respectively.

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend® and pay us the royalties due on account of such sales within 90 days after the end of each calendar quarter.  We recognize those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.  For example, royalties on sales made during the first quarter of 2013 were not recognized until the second quarter of fiscal year 2013.

Our royalty revenues from product sales for the three months ended June 30, 2013 primarily consist of royalties on sales of Hextend® made by Hospira and CJ during the period beginning January 1, 2013 and ending March 31, 2013.  Royalty revenues recognized in the second quarter of 2013 were $82,098 from Hospira, $20,935 from CJ, and $282 from Millipore.  Total royalties of $103,315 for the quarter decreased by $23,140 or 18% from royalties of $126,455 received during the same period last year.   Total royalties of $210,914 for the six month period ended June 30, 2013 decreased by $62,943 or 23% from royalties of $273,857 during the same period last year.

The decrease in royalties is attributable to a decrease in Hextend® sales in the U.S. and in the Republic of Korea.  The decrease in royalties received from Hospira is primarily due to the decline in the price of hetastarch-based products in the market.  The blood volume expander market continues to contract as hospitals continue to shift their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  Hospira has implemented price reductions for Hextend® in an attempt to maintain market share.   We expect royalty revenues from product sales to continue to decline as a percentage of total revenue.

In addition to price competition, sales of Hextend® could be adversely affected if certain safety labeling changes proposed by the FDA go into effect.  During June 2013, we were notified by the FDA that they believe that new safety labeling should be required for the entire class of hydroxyethyl starch products, including Hextend®.  The proposed labeling change would include a boxed warning that would state that that the use of Hextend® increases the risk of mortality and renal injury requiring renal replacement therapy in critically ill adult patients, including patients with sepsis and those admitted to the ICU, and that Hextend® should not be used in critically ill adult patients, including patients with sepsis and those admitted to the ICU.  New warning and precaution information would also be required along with new information about contraindications, adverse reactions, and information about certain recent studies.  The warning and precautions would state that the use of Hextend® should be avoided in patients with pre-existing renal dysfunction and in patients undergoing open heart surgery in association with cardiopulmonary bypass due to the risk of excessive bleeding.

We have submitted a rebuttal to the FDA requesting that their proposed labeling changes not apply to Hextend® because the data on which the FDA based its request studied the effects of hydroxyethyl starches in saline solutions and not Hextend®, while other studies that did evaluate the use of Hextend® suggest that Hextend® does not cause increased mortality and bleeding or severe renal injury, especially when used in volumes less than 1,500 ml.  Moreover, FDA safety database information reveals that since the use of Hextend® began in 1999, based on approximately 5.7 million units of Hextend® distributed in the United States, there were only 10 reports of patients that experienced product related adverse events.

If the FDA determines to require the proposed labeling change, sales of Hextend® could be adversely affected.  It is not possible at this time to determine what impact a labeling change applicable only to hydroxyethyl starch products other than Hextend® would have on our product since some users of hydroxyethyl starch in saline products might switch to Hextend® while others might elect to abandon the use of all hydroxyethyl starch products, including Hextend®.

Based on sales of Hextend® that occurred during the second quarter of 2013, we received royalties of $60,920 from Hospira and $19,672 from CJ during the third quarter of 2013.  Total royalties of $80,592, which will be recognized during the third quarter, decreased 40% from royalties of $133,946 received during the same period last year.

Total grant revenue for the three months ended June 30, 2013 increased by $20,943 or 3% primarily attributed to $662,052 recognized through Cell Cure Neurosciences.  Total grant revenues for the six months ended June 30, 2013 decreased by $297,478 or 28% primarily due to the completion of a research grant from the California Institute of Regenerative Medicine (“CIRM”) in August 31, 2012 offset by $697,036 recognized through Cell Cure Neurosciences.  We received no CIRM grant revenue in 2013.  Grant revenue in the three and six months ended June 30, 2013 also included nil and $4,022 recognized through ESI, and $31,428 and $76,236, respectively of a $335,900 grant awarded to us by the NIH that expires on September 29, 2013.

Operating Expenses

	Three Months Ended June 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
Research and development expenses	$(5,530,395)	$(4,615,436)	$ +914,959	+20%
General and administrative expenses	(3,621,570)	(2,413,641)	+1,207,929	+50%
Interest income, net	579	3,355	-2,776	-83%
Other (expense)/income, net	(80,541)	85,260	-165,801	-194%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
Research and development expenses	$(10,975,825)	$(8,773,302)	$ +2,202,523	+25%
General and administrative expenses	(7,005,091)	(4,802,337)	+2,202,754	+46%
Interest income, net	1,522	11,636	-10,114	-87%
Other expense, net	(109,520)	(240,005)	-130,485	-54%

Research and development expenses – Research and development expenses for the three and six months ended June 30, 2013 increased to $5,530,395 and $10,975,825, respectively from $4,615,436 and $8,773,302 for the same periods in 2012.  Research and development expenses during the three and six months ended June 30, 2013 include $642,573 and $1,287,145, respectively, derived from the amortization of patent technology related to our acquisition of ESI and Cell Cure Neurosciences in May and October 2010, respectively, from our acquisition of assets from Cell Targeting, Inc., and the merger of Glycosan BioSystems, Inc. into OrthoCyte in January and March 2011, respectively, and the merger of XenneX, Inc. into LifeMap Sciences in May 2012.  Those amortization expenses increased by $54,878 and $161,714 during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Research and development expenses also include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees which are allocated to research and development expenses.

The increase in research and development expenses of $914,959 during three months ended June 30, 2013 compared to the same period in 2012 is also attributable to an increase of $348,114 in employee compensation and related costs allocated to research and development expenses, an increase of $78,460 in our HyStem® program related research expenses, including the clinical development of Renevia™, an increase of $114,080 in outside research and research related outside services, an increase of $127,653 in rent related to Asterias’ new facility, and an increase of $304,318 in Cell Cure Neurosciences research and development expenses.  These increases in 2013 over 2012 were offset in part by a decrease of $58,539 in patent related legal expenses and a decrease of $56,944 in ESI research and development expenses.

The increase in research and development expenses for the six months ended June 30, 2013 and 2012, is also attributable to an increase of $680,753 in employee compensation and related costs allocated to research and development expenses, an increase of $313,168 in HyStem® program related research expenses, an increase of $212,861 in outside research and research related outside services, an increase of $239,329 in rent related to Asterias’ new facility, an increase of $40,733 in stock-based compensation to employees, and an increase of $796,228 in Cell Cure Neurosciences research and development expenses.  These increases were offset in part by a decrease of $158,171 in licenses, patent and trademark related fees and legal fees, and $95,804 in ESI research and development expenses.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the six months ended June 30, 2013 and 2012.

		Six Months Ended June 30,
Company	Program	2013	2012
BioTime and ESI	ACTCellerate™ hPECs, GMP hES cell lines, and related research products	$1,445,600	$1,434,376
BioTime	ACTCellerate™ technology	$199,447	$495,850
BioTime	Hydrogel products and HyStem® research	$2,312,730	$1,392,476
OncoCyte	Cancer therapy and diagnosis	$1,406,873	$1,672,536
OrthoCyte	Orthopedic therapy	$603,438	$418,102
ReCyte Therapeutics	IPS and vascular therapy	$634,811	$676,285
BioTime	Hextend®	$44,163	$234,444
BioTime Asia	Stem cell products for research	$16,055	$83,306
Cell Cure Neurosciences	OpRegen®, OpRegen-Plus®, and neurological disease therapies	$2,281,952	$1,598,142
LifeMap	Stem cell database	$1,248,767	$767,785
Asterias	hESC-based cell therapy assets to be acquired from Geron Corporation	$781,989	$–

General and administrative expenses – General and administrative expenses for the three and six months ended June 30, 2013 increased to $3,621,570 and $7,005,091, respectively, from $2,413,641 and $4,802,337 for the same periods in 2012.   General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses which are allocated to general and administrative expenses.

The increase in general and administrative expenses of $1,207,929 for the three months ended June 30, 2013 compared to the same period in 2012 is primarily attributable to an increase of $270,463 in employee compensation and related costs allocated to general and administrative expenses, an increase of $65,414 in stock-based compensation to employees and consultants, an increase of $249,914 in legal fees, an increase of $103,492 in marketing and advertisement related expenses, an increase of $180,846 in investor and public relations expenses, transfer agent, stock listing and registration fees, an increase of $92,926 in recruiting service expenses, an increase of $90,139 in building and equipment rental and maintenance fees allocated to general and administrative expenses, an increase of $57,889 in travel, lodging and meals allocated to general and administrative expenses, an increase of $56,960 in general office supplies and expenses, an increase of $57,250 in cash compensation paid to our independent directors, and an increase of $75,695 in Cell Cure Neurosciences general and administrative expenses.  These increases were in part offset by a decrease of $73,258 in general outside services.

The increase in general and administrative expenses of $2,202,754 for the six months ended June 30, 2013 compared to the same period in 2012 is generally attributable to an increase of $560,020 in employee compensation and related costs allocated to general and administrative expenses, an increase of $189,116 in stock-based compensation to employees and consultants, an increase of $726,163 in legal fees, an increase of $200,078 in investor and public relations expenses, transfer agent, stock listing and registration fees, an increase of $155,043 in accounting and tax services, an increase of $113,250 in cash compensation paid to our independent directors, an increase of $115,823 in building and equipment rental and maintenance fees allocated to general and administrative expenses, an increase marketing and advertisement related expenses, an increase of $99,186 in marketing and advertisement related expenses, an increase of $92,999 in recruiting service expenses, and an increase of $79,266 in general office supplies and expenses.  The increase in legal and accounting expenses are primarily due to the start-up and transaction related expenses of Asterias.  These increases are in part offset by a decrease of $64,430 in general outside services, and a decrease of $69,466 in ESI general and administrative expenses.

Other expense/income – Other expense/income for the three and six months ended 2013 consists primarily of $92,464 and $115,153, respectively of foreign currency transaction loss compared to $103,475 and $5,308, respectively of foreign currency transaction gain in the same periods in 2012.  Other expenses in the six months ended June 30, 2012 also include reversal of $204,348 in revenues recognized by ESI.  The $204,348 represents revenue recognized in 2011 upon the shipment of cell lines in accordance with an agreement between ESI and a customer.  The revenue for the cell lines shipped to the customer was reversed during the first quarter of 2012 pending the final completion of audits and acceptance of vials by the customer that was incorrectly believed to have occurred in December 2011.

Income Taxes

During the three and six months ended June 30, 2013 and 2012, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At June 30, 2013, we had $14,306,296 of cash and cash equivalents on hand.   We will depend upon revenue from the sale of our research products, database subscription and advertising revenues, royalties from the sale of Hextend® by Hospira and CJ, and research grants as our principal sources of revenues for the near future.   There is no assurance that any of our grant applications will be approved.  Because our revenues are not presently sufficient to cover our operating expenses, we will also continue to need to obtain additional equity capital or debt in order to finance our operations.  The future availability and terms of equity or debt financing are uncertain.

On August 24, 2012, we entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we have raised approximately $13,000,000 through the sale of our common shares through Cantor acting as our sales agent.  The offer and sale of our shares through Cantor has been registered pursuant to a registration statement filed under the Securities Act of 1933, as amended (the "Securities Act").  Under the sales agreement, Cantor may sell our common shares by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 under the Securities Act, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common shares or to or through a market maker.  Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions.  Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).  The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms.  Cantor has also acted as a sales agent for certain of our subsidiaries that have sold BioTime common shares to raise capital for their operations.  We contributed the BioTime common shares to the subsidiaries in exchange for subsidiary capital stock. The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.   There is no assurance that we or our subsidiaries will be able to sell additional common shares through Cantor at prices acceptable to us, but we believe that our existing cash and cash equivalents, should be sufficient to fund our operations at least into the first quarter of 2014.  See "Cash generated by financing activities" for additional information about sales of our equity securities through the Controlled Equity Offering and other transactions during the three and six months ended June 30, 2013.

We presently have issued and outstanding 1,751,615 common share purchase warrants, 50,000 of which are exercisable at a price of $10.00 per share and will expire in April 2014, 506,613 of which are exercisable at a price of $10.00 per share and will expire in May 2014, 649,998 of which are exercisable at a price of $5 per share and will expire in January 2016, and 545,004 which are exercisable at a price of $5.00 per share and will expire in June 2016.  None of the warrants are publicly traded.

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

Cash generated by operations

During the six months ended June 30, 2013, we received $1,223,490 of cash in our operations.  Our sources of that cash primarily consisted of $88,946 of royalty revenues from Hospira, $18,652 of royalty revenues from CJ, our final quarterly research grant payment of $392,664 from CIRM, a $53,779 research grant payment from the NIH, $48,818 in foreign research grants, and $619,637 from the sale of research products and subscription and advertisement revenues.  During the same six month period in 2012, we received $826,391 of cash in our operations.  Our sources of that cash were $215,064 of royalty revenues from Hospira, $58,405 of royalty revenues from CJ, $392,665 of research grant payment from CIRM, $23,849 research grant payment from the NIH, and $136,408 from the sale of research products.

Cash used in operations

During the six months ended June 30, 2013, our total research and development expenditures were $10,975,825 and our general and administrative expenditures were $7,005,091.  Net loss attributable to BioTime for the six months ended June 30, 2013, amounted to $15,282,391.  Net cash used in operating activities during the six months ended June 30, 2013 amounted to $14,465,239.  The difference between the net loss and net cash used in operating activities during the period was primarily attributable to non-cash expenses and accrued revenues, including $1,351,795 in stock-based compensation, amortization of $1,285,145 in intangible assets, $32,559 amortization of deferred consulting fees, $54,750 amortization of deferred license fees, $62,381 in deferred revenues, and $253,215 in depreciation expense.  This overall difference was offset to some extent by $269,365 grant receivables, amortization of $75,914 in deferred license and royalty revenues, $414,449 in prepaid expenses, $25,701 in accounts receivables, $30,865 in accounts payable and accrued liabilities, $41,731 in other long-term liabilities, and net loss of $1,346,503 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the six months ended June 30, 2013, $789,547 was used for investing activities.   The components of this cash were $735,124 used in the purchase of equipment and $54,423 paid for security deposits.

Cash generated by financing activities

During the six months ended June 30, 2013, we raised gross proceeds of $11,571,953 from the sale of 2,594,156 BioTime common shares at a weighted average price of $4.46 per share in the open market through our Controlled Equity Offering facility with Cantor and through the sale of BioTime common shares held by our majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.

On January 4, 2013, BioTime and a private investor entered into a Stock and Warrant Purchase Agreement under which the investor agreed to invest $5,000,000 in BioTime by purchasing, in two tranches, an aggregate of 1,350,000 BioTime common shares and warrants to purchase approximately 650,000 additional BioTime common shares.  The first tranche of $2,000,000 was funded on January 14, 2013, and we issued to the investor 540,000 common shares and 259,999 warrants.  We received the second tranche of $3,000,000 on April 10, 2013 at which time we issued to the investor 810,000 common shares, and warrants to purchase an additional 389,999 common shares at an exercise price of $5 per share.

On March 14, 2013, ReCyte Therapeutics and one of its shareholders entered into a Stock Purchase Agreement under which the shareholder agreed to purchase 81,169 additional ReCyte Therapeutics common shares for approximately $250,000, reflecting a purchase price of $3.08 per share.  In March 2013, ReCyte Therapeutics received $125,000 for which 40,584 ReCyte Therapeutics common shares were issued.  ReCyte Therapeutics received the remaining $125,000 in May 2013 at which time it issued the remaining 40,585 common shares.

On June 6, 2013, we sold an aggregate of 2,180,016 common shares and 545,004 warrants to purchase common shares, in "units" with each unit consisting of one common share and one-quarter of a warrant, at an offering price of $4.155 per unit, to certain investors through an offering registered under the Securities Act.  We received gross proceeds of $9,057,967 from the sale of the common shares and warrants.  The warrants have an initial exercise price of $5.00 per share and are exercisable during the five year period beginning on the date of issuance, June 6, 2013.  We paid certain participating broker-dealers fees of $121,209 representing 5% of the aggregate purchase price of the units purchased by investors introduced to us by them.

Contractual obligations

As of June 30, 2013, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (2)	$2,252,613	$532,668	$1,687,320	$32,625	$-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.

(2)	Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, ESI, LifeMap Sciences, and Cell Cure Neurosciences.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries.  We do not engage in foreign currency hedging activities.  Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of June 30, 2013, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the six months ended June 30, 2013 and for the fiscal years ended December 31, 2012, 2011, and 2010 were $15,105,097, $21,362,524, $17,535,587, and $10,287,280, respectively, and we had an accumulated deficit of $117,178,103 as of June 30, 2013 and $101,895,712, $80,470,009, and $63,954,509, as of December 31, 2012, 2011, and 2010, respectively.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  More recently, we have financed a portion of our operations with research grants and subscription fees for the database products marketed by our subsidiary LifeMap Sciences.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technologies.

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $10,975,825 during the six months ended June 30, 2013, and $18,116,688, $13,699,691, and $8,191,314 during the fiscal years ended December 31, 2012, 2011, and 2010, respectively.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money.

•	Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

Completion of the proposed acquisition of stem cell related assets by our subsidiary Asterias from Geron Corporation will result in an increase in our operating expenses and losses on a consolidated basis

•	Asterias will use the stem cell assets that it will acquire from Geron for the research and development of products for regenerative medicine. Asterias’ research and development efforts will involve substantial expense, including but not limited to hiring additional research and management personnel, and the rent of a new office and research facility that will add to our losses on a consolidated basis for the near future.

•	Asterias will become a public company in connection with the completion of the asset contribution transaction under the Asset Contribution Agreement and the distribution of Asterias Series A Common Stock by Geron to its stockholders. As a public company, Asterias will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, listing its common shares for trading, and public relations and investor relations. These costs will be in addition to those incurred by BioTime for similar purposes.

•	As a developer of pharmaceutical products derived from hES or iPS cells, Asterias will face substantially the same kind of risks that affect our business, as well as the risks related to our industry generally

Our success depends in part on the uncertain growth of the stem cell industry, which is still in its infancy

•	The success of our business of selling products for use in stem cell research depends on the growth of stem cell research, without which there may be no market or only a very small market for our products and technology. The likelihood that stem cell research will grow depends upon the successful development of stem cell products that can be used to treat disease or injuries in people or that can be used to facilitate the development of other pharmaceutical products. The growth in stem cell research also depends upon the availability of funding through private investment and government research grants.

•	There can be no assurance that any safe and efficacious human medical applications will be developed using stem cells or related technology.

•	Government-imposed restrictions and religious, moral, and ethical concerns with respect to use of embryos or human embryonic stem (“hES”) cells in research and development could have a material adverse effect on the growth of the stem cell industry, even if research proves that useful medical products can be developed using hES cells.

Sales of our products to date have not been sufficient to generate an amount of revenue sufficient to cover our operating expenses

•	Hextend® is presently the only plasma expander product that we have on the market, and it is being sold only in the U.S. and South Korea. The royalty revenues that we have received from sales of Hextend® have not been sufficient to pay our operating expenses. This means that we need to successfully develop and market or license additional products and earn additional revenues in sufficient amounts to meet our operating expenses.

•	We are also beginning to bring our first stem cell research products to the market, but there is no assurance that we will succeed in generating significant revenues from the sale of those products.

Sales of the products we may develop will be adversely impacted by the availability of competing products

•	Sales of Hextend® have already been adversely impacted by the availability of other products that are commonly used in surgery and trauma care and sell at low prices.

•	In order to compete with other products, particularly those that sell at lower prices, our products will have to provide medically significant advantages.

•	Physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

•	Competing products are being manufactured and marketed by established pharmaceutical companies. For example, B. Braun/McGaw presently markets Hespan®, an artificial plasma volume expander, and Hospira and Baxter International, Inc. manufacture and sell a generic equivalent of Hespan®. Hospira also markets Voluven®, a plasma volume expander containing a 6% low molecular weight hydroxyethyl starch in saline solution.

•	Competing products for the diagnosis and treatment of cancer are being manufactured and marketed by established pharmaceutical companies, and more cancer diagnostics and therapeutics are being developed by those companies and by other smaller biotechnology companies. Other companies, both large and small, are also working on the development of stem cell based therapies for the same diseases and disorders that are the focus of the research and development programs of our subsidiaries.

•	There also is a risk that our competitors may succeed at developing safer or more effective products that could render our products and technologies obsolete or noncompetitive.

Sales of Hextend® could be adversely affected by a safety and use labeling change proposed by the FDA

Sales of Hextend® could be adversely affected if certain safety labeling changes proposed by the FDA go into effect.  During June 2013, we were notified by the FDA that they believe that new safety labeling should be required for the entire class of hydroxyethyl starch products, including Hextend.®  The proposed labeling change would include a boxed warning that would state that that the use of Hextend® increases the risk of mortality and renal injury requiring renal replacement therapy in critically ill adult patients, including patients with sepsis and those admitted to the ICU, and that Hextend® should not be used in critically ill adult patients, including patients with sepsis and those admitted to the ICU.  New warning and precaution information would also be required along with new information about contraindications, adverse reactions, and information about certain recent studies.  The warning and precautions would state that the use of Hextend® should be avoided in patients with pre-existing renal dysfunction and in patients undergoing open heart surgery in association with cardiopulmonary bypass due to the risk of excessive bleeding.

We have submitted a rebuttal to the FDA requesting that their proposed labeling changes not apply to Hextend® because the data on which the FDA based its request studied the effects of hydroxyethyl starches in saline solutions and not Hextend®, while other studies that did evaluate the use of Hextend® suggest that Hextend® does not cause increased mortality and bleeding or severe renal injury, especially when used in volumes less than 1,500 ml.  Moreover, FDA safety database information reveals that since the use of Hextend® began in 1999, based on approximately 5.7 million units of Hextend® distributed in the United States, there were only 10 reports of patients that experienced product related adverse events.

If the FDA determines to require the proposed labeling change, sales of Hextend® could be adversely affected.  It is not possible at this time to determine what impact a labeling change applicable only to hydroxyethyl starch products other than Hextend® would have on our product since some users of hydroxyethyl starch in saline products might switch to Hextend® while others might elect to abandon the use of all hydroxyethyl starch products, including Hextend®.

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

•	At June 30, 2013, we had $14,306,296 of cash and cash equivalents on hand. Although we have raised approximately $26,000,000 of equity capital during the six months period ended June 30, 2013, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•	We have already curtailed the pace and scope of our plasma volume expander development efforts due to the limited amount of funds available, and we may have to postpone other laboratory research and development work unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

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

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits

Our experience in independently identifying acquisition candidates and integrating their operations with our company is limited to our acquisitions of ESI in 2010, Glycosan BioSystems, Inc. and Cell Targeting, Inc. in 2011, and XenneX, Inc. in 2012.  During January 2013 we entered into an agreement for our subsidiary Asterias to acquire stem cell related assets from Geron.  If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business.  If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated.  Moreover, we might never realize the anticipated benefits of any acquisition.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining Institutional Review Board (“IRB”) and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or failing to reach the targeted number of patients due to competition for patients from other trial;

•	limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payers for the use of agents used in our clinical trials;

•	negative or inconclusive results from clinical trials;

•	unforeseen side effects interrupting, delaying or halting clinical trials of our drug candidates and possibly resulting in the FDA or other regulatory authorities denying approval of our drug candidates;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	approval and intro introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and unavailability of clinical trial supplies certain dosing issues.

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

We and Asterias may be unable to complete the asset contribution transaction under the Asset Contribution Agreement, and failure to complete the transaction could adversely affect the market price of our common shares, our reputation, and our ability to obtain financing.

We may be unable to complete the asset contribution transaction if the conditions to closing the transaction specified in the Asset Contribution Agreement are not satisfied.

The price at which our common shares trade on the NYSE MKT, and the daily trading volume, increased significantly after we announced the signing of the Asset Contribution Agreement.  If the asset contribution transaction does not close or for any other reason, the trading price of our common shares could be immediately adversely affected.

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

We and Asterias have also agreed to indemnify Geron, from and against certain expenses, losses, and liabilities arising from, among other things, breaches of our or Asterias’ representations, warranties and covenants under the Asset Contribution Agreement.  The maximum damages that may be recovered by either party for a loss under this indemnification related to representations, warranties and covenants, with limited exceptions, is limited to $2,000,000.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 127,000,000 shares of capital stock consisting of 125,000,000 common shares and 2,000,000 “blank check” preferred shares.  As of June 30, 2013, there were issued 57,932,220 common shares 4,394,634 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 1,751,615 shares reserved for issuance upon the exercise of common share purchase warrants.  No preferred shares are presently outstanding.

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

The market price of our common shares could be impacted by the issuance of the common shares and warrants to Asterias and to an investor

Under the Asset Contribution Agreement and subject to closing, we have agreed to issue to Asterias a minimum of 8,902,077 common shares, and a maximum of 11,463,464 common shares, and 8,000,000 common share purchase warrants.  We have also issued 1,350,000 common shares and 649,998 warrants to an investor under a Stock and Warrant Purchase Agreement.  Asterias and the investor may sell the common shares that they will receive from us.  Those sales may take place from time to time on the NYSE MKT and may create downward pressure on the trading price of our common shares.

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

Our Board of Directors has set ________, October __, 2013, at ____ a.m. as the date of our next annual meeting of shareholders.  Any shareholder who desires to submit a proposal for consideration and approval by the shareholders at the annual meeting and who wishes to have that proposal included in our proxy statement under SEC Rule 14a-8, must submit their proposal to us no later than ___________ __, 2013.  Any proposal received from a shareholder after that date will not be included in our proxy statement, and notice of the proposal will be considered untimely under SEC Rule 14a-5(e)(2).

Item 6.	Exhibits

Exhibit
Numbers	Description

2.1	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1)

3.1	Articles of Incorporation with all amendments. *

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. (4)

4.2	Form of Warrant. (included in Exhibit 4.1)

4.3	Form of Warrant Issued June 2013. (5)

10.1	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher. (1)

10.2	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. (1)

10.3	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

10.4	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd. (4)

10.5	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. (4)

10.6	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. (4)

10.7	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

10.8	Stock and Warrant Purchase Agreement, dated June 3, 2013, between BioTime, Inc. and certain investors. *

10.9	Option Agreement, dated June 3, 2013, between BioTime, Inc. and certain investors. *

10.10	Client Referral and Solicitation Agreement, dated April 1, 2013, between BioTime, Inc., LifeMap Sciences, Inc. and OBEX Securities, LLC. (5)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

(3)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(4)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2012

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 9, 2013	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 9, 2013	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit
Numbers	Description

2.1	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1)

3.1	Articles of Incorporation with all amendments. *

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. (4)

4.2	Form of Warrant. (included in Exhibit 4.1)

4.3	Form of Warrant Issued June 2013. (5)

10.1	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Broadwood Partners, L.P, and Neal Bradsher. (1)

10.2	Indemnification Agreement, dated January 4, 2013, by and among BioTime, Inc., Alfred D. Kingsley, Greenbelt Corp. and Greenway Partners, L.P. (1)

10.3	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

10.4	Stock and Warrant Purchase Agreement, dated January 4, 2013, between BioTime Acquisition Corporation and Romulus Films, Ltd. (4)

10.5	Business Park Lease, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. (4)

10.6	Stock Purchase Agreement, dated January 7, 2013, between David D. Bohannon Organization and BioTime, Inc. (4)

10.7	Amendment of Stock and Warrant Purchase Agreement, dated March 7, 2013, between BioTime, Inc. and Romulus Films, Ltd. (4)

10.8	Stock and Warrant Purchase Agreement, dated June 3, 2013, between BioTime, Inc. and certain investors. *

10.9	Option Agreement, dated June 3, 2013, between BioTime, Inc. and certain investors. *

10.10	Client Referral and Solicitation Agreement, dated April 1, 2013, between BioTime, Inc., LifeMap Sciences, Inc. and OBEX Securities, LLC. (5)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively.

(3)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(4)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2012

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.

*	Filed herewith.