Form 10-Q
period 2013-09-30
BIOTIME INC
filed 2013-11-12
CIK 876343

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,202,678 common shares, no par value, as of November 8, 2013.

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

Item 1.	Financial Statements

BIOTIME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (UNAUDITED)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,717,343	$4,349,967
Inventory	61,132	55,316
Prepaid expenses and other current assets	1,900,913	2,774,196
Total current assets	8,679,388	7,179,479

Equipment, net	2,905,842	1,348,554
Deferred license and consulting fees	583,208	669,326
Deposits	126,152	64,442
Intangible assets, net	18,559,074	20,486,792
TOTAL ASSETS	$30,853,664	$29,748,593

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,201,098	$3,989,962
Deferred grant income	47,349	—
Deferred license and subscription revenue, current portion	349,849	400,870
Total current liabilities	4,598,296	4,390,832

LONG-TERM LIABILITIES
Deferred license revenue, net of current portion	644,273	768,678
Deferred rent, net of current portion	42,095	57,214
Other long-term liabilities	200,582	237,496
Total long-term liabilities	886,950	1,063,388

Commitments and contingencies

EQUITY
Preferred Shares, no par value, authorized 2,000,000 and 1,000,000 shares respectively, as of September 30, 2013 and December 31, 2012; none issued	—	—
Common shares, no par value, authorized 125,000,000 and 75,000,000 shares respectively, as of September 30, 2013 and December 31, 2012; 57,938,220 issued and 55,622,934 outstanding at September 30, 2013 and 51,183,318 issued and 49,383,209 outstanding as of December 31, 2012	149,008,287	119,821,243
Contributed capital	93,972	93,972
Accumulated other comprehensive income/(loss)	124,740	(59,570)
Accumulated deficit	(126,166,233)	(101,895,712)
Treasury stock at cost: 2,315,286 and 1,800,109 shares at September 30, 2013 and at December 31, 2012, respectively	(10,120,653)	(8,375,397)
Total shareholders' equity	12,940,113	9,584,536
Non-controlling interest	12,428,305	14,709,837
Total equity	25,368,418	24,294,373
TOTAL LIABILITIES AND EQUITY	$30,853,664	$29,748,593

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES:
License fees	$382,767	$337,633	$1,094,843	$549,521
Royalties from product sales	80,592	133,946	291,505	407,803
Grant income	160,431	441,630	941,226	1,518,086
Sale of research products	90,272	90,342	214,277	217,380
Total revenues	714,062	1,003,551	2,541,851	2,692,790

Cost of sales	(206,678)	(169,734)	(570,237)	(273,916)

Total revenues, net	507,384	833,817	1,971,614	2,418,874

EXPENSES:
Research and development	(6,441,462)	(4,545,470)	(17,389,409)	(13,323,410)
General and administrative	(4,267,875)	(2,234,905)	(11,273,948)	(7,037,807)
Total expenses	(10,709,337)	(6,780,375)	(28,663,357)	(20,361,217)

Loss from operations	(10,201,953)	(5,946,558)	(26,691,743)	(17,942,343)
OTHER INCOME/(EXPENSES):
Interest income, net	509	5,624	2,033	17,321
Gain/(loss) on sale of fixed assets	5,830	(1,451)	5,120	(4,997)
Other income/(expense), net	(60,704)	18,766	(169,512)	(223,899)
Total other income/(expenses), net	(54,365)	22,939	(162,359)	(211,575)
NET LOSS	(10,256,318)	(5,923,619)	(26,854,102)	(18,153,918)
Less: Net loss attributable to the non-controlling interest	1,253,150	965,605	2,583,581	2,763,169

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(9,003,168)	$(4,958,014)	$(24,270,521)	$(15,390,749)

Foreign currency translation gain/(loss)	7,016	(15,777)	184,310	(74,635)

COMPREHENSIVE NET LOSS	$(8,996,152)	$(4,973,791)	$(24,086,211)	$(15,465,384)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.10)	$(0.45)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	55,621,564	49,291,177	53,545,834	49,196,804

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(24,270,521)	$(15,390,749)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	419,630	283,637
Amortization of intangible asset	1,927,718	1,764,382
Amortization of deferred license and royalty revenues	(124,882)	(112,708)
Amortization of deferred grant income	—	(261,777)
Amortization of deferred consulting fees	48,838	582,186
Amortization of deferred license and royalty fees	82,125	82,129
Amortization of deferred rent	(6,669)	(8,143)
Stock-based compensation	2,375,354	1,441,135
Reduction in receivables from the reversal of revenues	—	205,926
Write-off of security deposit	—	(3,634)
(Gain)/loss on sale/write-off of fixed assets, net	(5,120)	4,997
Net loss allocable to non-controlling interest	(2,583,581)	(2,763,169)
Changes in operating assets and liabilities:
Accounts receivable, net	(66,310)	(459,555)
Grant receivable	932,925	584,744
Inventory	(5,816)	(5,794)
Prepaid expenses and other current assets	284,785	140,220
Other long term assets	(15,000)	—
Accounts payable and accrued liabilities	177,631	(699,155)
Other long term liabilities	(48,322)	(16,686)
Deferred subscription revenues	(50,544)	(108,056)
Deferred grant income	46,080	56,630
Net cash used in operating activities	(20,881,679)	(14,683,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,976,042)	(205,135)
Cash acquired in connection with merger	—	292,387
Proceeds from the sale of fixed assets	30,900	4,500
Security deposit paid	(61,923)	(529)
Net cash provided by/(used) in investing activities	(2,007,065)	91,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options from employees	—	286,552
Financing fees paid upon issuance of common shares	(748,072)	—
Proceeds from the issuance of common shares	23,810,421	—
Proceeds from the sale of treasury stock	1,819,500	—
Proceeds from the sale of common shares of subsidiary	255,502	—
Net cash provided by financing activities	25,137,351	286,552

Effect of exchange rate changes on cash and cash equivalents	118,769	(75,885)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	2,367,376	(14,381,550)
Cash and cash equivalents at beginning of period	4,349,967	22,211,897
Cash and cash equivalents at end of period	$6,717,343	$7,830,347
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$61	$315
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares acquired in connection with investment in subsidiary as part of Share Exchange and Contribution Agreement	$—	$2,001,762
Common shares issued for consulting services	$173,100	$—
Common shares issued for rent	$253,758	$—
Common shares issued as part of merger	$—	$1,802,684

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General – BioTime is a biotechnology company engaged in two areas of biomedical research and product development. BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime and its subsidiaries plan to develop stem cell products for research and therapeutic use.  Asterias Biotherapeutics, Inc. (“Asterias,” formerly known as BioTime Acquisition Corporation) entered into an Asset Contribution Agreement with us and Geron Corporation to acquire certain assets from Geron Corporation that had been used in Geron’s human embryonic stem cell research and development programs, and to acquire certain assets from us.  See Notes 9 and 12.  The contributed assets will provide Asterias with cell lines from which Asterias expects to select product candidates for development as products for human therapeutic use in one or more of the following fields: neurology, oncology, orthopedics, and heart failure and myocardial infarction. OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose and treat cancer.  ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, developed hES cell lines and may market those cell lines and other BioTime research products in over-seas markets as part of BioTime’s ESI BIO division.  OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries.  ReCyte Therapeutics, Inc., formerly known as Embryome Sciences, Inc. (“ReCyte Therapeutics”), is developing therapies to treat a variety of cardiovascular and related ischemic disorders, as well as products for research using cell reprogramming technology.  Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”), is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  LifeMap Sciences, Inc. (“LifeMap Sciences”) markets, sells and distributes GeneCards®, the leading human gene database, and is developing an integrated database suite to complement GeneCards® that will also include the LifeMap™ database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database. LifeMap Sciences will also market BioTime research products and PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes.  LifeMap Sciences plans to commence research into the identification and development of novel cell lines for therapeutic products, including research on PureStem™ human embryonic progenitor cells (“hEPC”) using the LifeMap Sciences proprietary discovery platform, with the goal of identifying those hEPC that have greatest potential for use in the development of cell-based therapies for degenerative diseases.  Asterias Biotherapeutics, Inc. (“Asterias,” formerly known as BioTime Acquisition Corporation) was incorporated on September 24, 2012.  Asterias was incorporated to explore opportunities to acquire assets and businesses in the field of stem cells and regenerative medicine.

BioTime is focusing a portion of its efforts in the field of regenerative medicine on the development and sale of advanced human stem cell products and technology that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries.  Products for the research market generally can be sold without approval from the United States Food and Drug Administration (the “FDA”) and comparable foreign regulatory agencies, and are therefore relatively near-term business opportunities when compared to therapeutic products.

BioTime previously developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications.

BioTime’s operating revenues are derived primarily from licensing fees and advertising from the marketing of the LifeMap Sciences database products, from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®, and from the sale of products for research.

The unaudited condensed consolidated interim balance sheet as of September 30, 2013, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013 have been made.  The condensed consolidated balance sheet as of December 31, 2012 is derived from BioTime’s annual audited financial statements as of that date.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results anticipated for the full year of 2013.

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

Subsidiary	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	96.7%(1)	USA
ReCyte Therapeutics, Inc. (formerly Embryome Sciences, Inc.)	94.8%	USA
OncoCyte Corporation	75.3%	USA
OrthoCyte Corporation	100%	USA
ES Cell International Pte Ltd.	100%	Singapore
BioTime Asia, Limited	81%	Hong Kong
Cell Cure Neurosciences Ltd.	62.5%	Israel
LifeMap Sciences, Inc.	73.2%	USA
LifeMap Sciences, Ltd.	(2)	Israel

(1)
BioTime’s percentage ownership was reduced to approximately 71.6% when Asterias issued common stock to BioTime and Geron Corporation upon consummation of the asset contribution transaction under the Asset Contribution Agreement, and sold common stock and warrants to a private investor for cash in a related transaction, on October 1, 2013.  See Notes 9 and 12 to financial statements.

(2)	LifeMap Sciences, Ltd. is a wholly-owned subsidiary of LifeMap Sciences, Inc.

All material intercompany accounts and transactions have been eliminated in consolidation.  As of September 30, 2013 and as of December 31, 2012, we consolidated the financial results of Asterias, ReCyte Therapeutics, OncoCyte, BioTime Asia, OrthoCyte, LifeMap, ESI, and Cell Cure Neurosciences as we have the ability to control their operating and financial decisions and policies through our ownership.  We reflect the non-controlling interest as a separate element of equity on our condensed consolidated balance sheet.

Certain significant risks and uncertainties – The operations of BioTime and its subsidiaries are subject to a number of factors that can affect their operating results and financial condition. Such factors include but are not limited to, the following: the results of clinical trials of their respective therapeutic product and medical device candidates; their ability to obtain FDA and foreign regulatory approval to market their respective therapeutic and medical device product candidates; their ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for their products; their ability to obtain additional financing and the terms of any such financing that may be obtained; their ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; the availability of ingredients used in their products; and the availability of reimbursement for the cost of their therapeutic products and medical devices (and related treatment) from government health administration authorities, private health coverage insurers, and other organizations.

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

Revenue recognition – BioTime complies with SEC Staff Accounting Bulletin guidance on revenue recognition. Royalty revenues consist of product royalty payments. License fee revenues consist of fees under license agreements and are recognized when earned and reasonably estimable and also include subscription and advertising revenue from our online databases based upon respective subscription and advertising periods.  BioTime recognizes revenue in the quarter in which the royalty reports are received, rather than the quarter in which the sales took place.  When BioTime is entitled to receive up- front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured.  When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured. Grant income and the sale of research products are recognized as revenue when earned. Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts – Trade accounts receivable and grants receivable are presented in the prepaid expenses and other current assets line item of the consolidated balance sheet.  Total trade receivables amounted to approximately $461,000 and $395,000 and grants receivable amounted to approximately $143,000 and $1,062,000 as of September 30, 2013 and December 31, 2012, respectively. Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts in the amount of $116,816 as of September 30, 2013 and December 31, 2012.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one- time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Foreign currency translation gain/loss and Comprehensive net loss – In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income/(loss) on the consolidated balance sheet. For the three and nine months ended September 30, 2013, comprehensive net loss includes foreign currency translation gain of $7,016 and $184,310, respectively.  Comprehensive net loss in the same periods in 2012 includes foreign currency translation loss of $15,777 and $74,635, respectively.

Income taxes – BioTime accounts for income taxes in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2013 and December 31, 2012.  BioTime files its income tax returns in the U.S. federal and various state and local and foreign jurisdictions. Generally, BioTime is no longer subject to income tax examinations by major taxing authorities for years before 2009.  Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws.  Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Stock-based compensation – BioTime adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values.  In March 2005, the SEC issued additional guidelines which provide supplemental implementation guidance for valuation of share- based payments. BioTime has applied the provisions of this guidance in such valuations as well.  Consistent with those guidelines, BioTime utilizes the Black-Scholes Merton option pricing model.  BioTime's determination of fair value of share-based payment awards on the date of grant using that option- pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.

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

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime, Inc. by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the three and nine months ended September 30, 2013 and 2012 excludes any effect from 4,655,884 options and 1,751,615 warrants, and 3,492,135 options and 556,613 warrants, respectively, as the inclusion of those options and warrants would be antidilutive.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

2.	Inventory

BioTime held $48,209 and $41,494 of inventory of finished products on-site at its corporate headquarters in Alameda, California at September 30, 2013 and December 31, 2012, respectively.  Finished goods products of $12,923 and $13,822 were held by a third party on consignment at September 30, 2013 and December 31, 2012, respectively.

3.	Equipment

At September 30, 2013 and December 31, 2012, equipment, furniture and fixtures were comprised of the following:

	September 30, 2013	December 31,
	(unaudited)	2012
Equipment, furniture and fixtures	$4,093,517	$2,098,812
Accumulated depreciation	(1,187,675)	(750,258)
Equipment, net	$2,905,842	$1,348,554

Depreciation expense amounted to $419,630 and $283,637 for the nine months ended September 30, 2013 and 2012, respectively.  The difference of $17,787 between the depreciation expense recognized in the condensed consolidated statement of operations and the increase in accumulated depreciation of $437,417 per the condensed consolidated balance sheet is primarily attributable to the impact of foreign currency conversion rates for the depreciation of assets held by foreign subsidiaries.

4.	Intangible assets

At September 30, 2013 and December 31, 2012, intangible assets and intangible assets net of amortization were comprised of the following:

	September 30, 2013	December 31,
	(unaudited)	2012
Intangible assets	$25,702,909	$25,702,909
Accumulated amortization	(7,143,835)	(5,216,117)
Intangible assets, net	$18,559,074	$20,486,792

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight line basis. BioTime recognized $1,927,718 and $1,764,382 in amortization expense of intangible assets during the nine months ended September 30, 2013 and 2012, respectively.

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

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product. BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents.  In addition, BioTime pays WARF $25,000 annually as a license maintenance fee. The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012.

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte Therapeutics paid ACT a $250,000 license fee.  ReCyte Therapeutics has assigned its rights under the License Agreement to BioTime. BioTime will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.  The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012.

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement. This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, future amortization of deferred license fees described above was as follows:

Year Ended	Deferred License
December 31,	Fees
2013	$27,375
2014	109,500
2015	109,500
2016	109,500
2017	109,500
Thereafter	101,333
Total	$566,708

6.	Accounts Payable and Accrued Liabilities

At September 30, 2013 and December 31, 2012, accounts payable and accrued liabilities consisted of the following:

	September 30, 2013 (unaudited)	December 31, 2012
Accounts payable	$2,202,410	$1,168,077
Accrued bonuses	250,000	497,843
Other accrued liabilities	1,748,688	2,324,042
	$4,201,098	$3,989,962

7.	Equity

Warrants

BioTime has issued warrants to purchase its common shares as payments for services and in connection to certain business acquisitions.  At September 30, 2013, 1,751,615 warrants to purchase common shares with a weighted average exercise price of $6.59 and a weighted average remaining contractual life of 1.87 years were outstanding.  At December 31, 2012, warrants to purchase 556,613 common shares with a weighted average exercise price of $10.00 and a weighted average remaining contractual life of 1.32 years were outstanding.

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

As of September 30, 2013 BioTime has no issued and outstanding preferred shares.

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value.  The shareholders approved the increase in the number of authorized common shares from 75,000,000 to 125,000,000 in May 2013.  As of September 30, 2013, BioTime had issued 57,938,220 common shares and had 55,622,934 common shares outstanding.  The difference between the issued and outstanding number of common shares reflects the treasury stock treatment, for financial reporting purposes, of BioTime common shares held by its subsidiaries.

During the nine months ended September 30, 2013, BioTime raised gross proceeds of $11,571,953 from the sale of 2,594,156 BioTime common shares at a weighted average price of $4.46 per share in the open market through our Controlled Equity Offering facility with Cantor Fitzgerald & Co. and through the sale of BioTime shares held by BioTime’s majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by its subsidiaries belong to those subsidiaries.

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

During the nine months ended September 30, 2013, no options or warrants were exercised.

During the nine months ended September 30, 2013 and 2012, BioTime recognized stock-based compensation expenses of $2,375,354 and $1,441,135, respectively, due to stock options granted to employees, directors, and outside consultants.  During the nine months ended September 30, 2013 and 2012, BioTime granted 1,575,000 and 280,000 options, respectively, under its 2012 Equity Incentive Plan and its 2002 Stock Option Plan. Asterias granted 2,880,000 and nil options, respectively under its 2013 Equity Incentive Plan; OrthoCyte granted nil and 300,000 options, respectively under its 2010 Stock Option Plan; OncoCyte granted 80,000  and nil options, respectively under its 2011 Stock Option Plan; ReCyte granted 200,000 and 550,000 options, respectively under its 2011 Stock Option Plan; LifeMap Sciences granted nil and 217,143 options, respectively under its 2011 Stock Option Plan; and BioTime Asia did not grant any options in either periods.

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

On January 4, 2013, BioTime and Asterias entered into an Asset Contribution Agreement with Geron Corporation (“Geron”) pursuant to which BioTime and Geron will concurrently contribute certain assets to Asterias in exchange for shares of Asterias common stock.  Closing of the asset contribution transaction occurred on October 1, 2013.

Pursuant to the Asset Contribution Agreement, Geron agreed to contribute certain assets related to its discontinued stem cell research and development programs, including certain patents and know-how related to human embryonic stem cells; certain biological materials and reagents; certain laboratory equipment; certain contracts; and certain product clinical trials, in exchange for shares of Asterias common stock, and BioTime has agreed to contribute 8,902,077 common shares; warrants to subscribe for and purchase 8,000,000 additional common shares; $5,000,000 in cash; 10% of the shares of common stock of OrthoCyte Corporation issued and outstanding on the date of the Asset Contribution Agreement; 6% of the ordinary shares of our subsidiary Cell Cure Neurosciences issued and outstanding on the date of the Asset Contribution Agreement; and a quantity of certain human hES cell lines produced under cGMP, and a non-exclusive, world-wide, royalty-free license to use those hES cell lines and certain patents pertaining to stem cell differentiation technology, in exchange for Asterias common stock and warrants to purchase Asterias common stock.

Asterias also entered into a Stock and Warrant Purchase Agreement with a private investor, pursuant to which the investor agreed to contribute $5,000,000 in cash to Asterias for 2,136,000 shares of Asterias Series B common stock, and warrants to purchase 350,000 additional shares of Asterias Series B common stock, in conjunction with the closing of the asset contribution transaction under the Asset Contribution Agreement.

Asterias agreed to assume all obligations and liabilities in connection with the assets contributed by Geron, to the extent such obligations and liabilities arise after the closing date of the Asset Contribution Agreement, including certain obligations and liabilities to provide follow-up procedures with patients who participated in Geron’s clinical trials.

Geron has agreed to distribute to its stockholders on a pro rata basis the shares of Asterias Series A common stock received in the asset contribution transaction following the closing under the Asset Contribution Agreement.  Following that distribution by Geron, Asterias will distribute to the holders of its Series A common stock on a pro rata basis the 8,000,000 BioTime warrants t received under the Asset Contribution Agreement.

Asterias also agreed to issue to BioTime warrants to purchase 3,150,000 shares of Asterias Series B common stock, and to issue to the private investor warrants to purchase 350,000 shares of Asterias Series B common stock (the “Asterias Warrants”). The Asterias Warrants will have an exercise price of $5.00 per share and a term of three years.  The exercise price per share and number of shares that may be purchased upon the exercise of the Asterias Warrants will be subject to adjustment in the event of any Asterias stock split, reverse stock split, stock dividend, reclassification of shares and certain other transactions.

The Asterias Series A and Series B common stock will be identical in most respects, however, Asterias will be entitled to make certain distributions or pay dividends, other than stock dividends, on its Series A common stock, without making a distribution or paying a dividend on its Series B common stock.  The Asterias Series B common stock may be converted into Asterias Series A common stock, on a share for share basis, at Asterias’ election, only after Geron distributes to its stockholders the Asterias Series A common stock issued under the Asset Contribution Agreement and Asterias subsequently distributes to the Asterias Series A common stock holders the 8,000,000 BioTime warrants contributed by BioTime under the Asset Contribution Agreement.

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

11.	Unaudited Pro Forma Interim Financial Information – Nine Months Ended September 30, 2013 and 2012

The following unaudited pro forma information gives effect to the merger with XenneX as if the merger took place on January 1, 2012.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Nine Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)
Revenues	$2,541,851	$2,984,436

Net loss available to common shareholders	$(24,270,521)	$(15,288,233)

Net loss per common share – basic and diluted	$(0.45)	$(0.31)

12.	Subsequent Events

Asset Contribution Agreement

The contribution of assets to Asterias by BioTime and Geron under the Asset Contribution Agreement was completed on October 1, 2013.  See Note 9.  Asterias issued 6,537,779 shares of its Series A common stock to Geron and 21,773,340 shares of Asterias Series B common stock and warrants to purchase an additional 3,150,000 shares of Asterias Series B common stock to BioTime.

Concurrently with the close of the asset contribution under the Asset Contribution Agreement, Asterias issued 2,136,000 shares of its Series B Common Stock and warrants to purchase 350,000 additional shares of Series B common stock to the private investor for $5,000,000 in cash pursuant to the Stock and Warrant Purchase Agreement.

As a result of the consummation of the asset contribution transaction and the sale of Series B common stock and warrants to the private investor on October 1, 2013, BioTime now owns approximately 71.6% of the outstanding Asterias common stock, Geron now owns approximately 21.4% of the outstanding Asterias common stock, and the private investor now owns approximately 7.0%, of the outstanding Asterias common stock.  Pursuant to the Asset Contribution Agreement, Geron has agreed to distribute its shares of Asterias Series A common stock to its stockholders on a pro rata basis.

In connection with its acquisition of the stem cell assets from Geron on October 1, 2013, Asterias entered into a Royalty Agreement with Geron pursuant to which Asterias agreed to pay Geron a 4% royalty on net sales (as defined in the Royalty Agreement), by Asterias or any of its affiliates or sales agents, of any products that are developed and commercialized covered by the patents contributed by Geron.  In the case of sales of such products by a person other than Asterias or one of its affiliates or sales agents, Asterias will be required to pay Geron 50% of all royalties and cash payments received by Asterias or by its affiliate in respect of a product sale.

In addition, on October 1, 2013, Asterias received from Geron an exclusive sublicense of certain patents owned by the University of Colorado; University License Equity Holdings, Inc. relating to telomerase (the “Telomerase Sublicense”).  The Telomerase Sublicense entitles Asterias to use the sublicensed patents in the development of certain immunological treatments for cancer.  Under the Telomerase Sublicense, Asterias paid Geron an up-front license fee and will pay a small annual license maintenance fee, and a small royalty on sales of any products that Asterias may develop and commercialize covered by the sublicensed patents

Non-Exclusive License Agreement

 On October 7, 2013, Asterias entered into a Non-Exclusive License Agreement with the Wisconsin Alumni Research Foundation (“WARF”) under which Asterias was granted a worldwide non-exclusive license to use certain WARF patents and WARF-owned embryonic stem cell lines in the development and commercialization of therapeutic, diagnostic and research products.  The licensed patents include patents covering primate embryonic stem cells as compositions of matter, as well as methods for growth and differentiation of primate embryonic stem cells.  In consideration of the rights licensed to Asterias, Asterias has agreed to pay WARF an upfront license fee, payments upon the attainment of specified clinical development milestones, royalties on sales of commercialized products, and, subject to certain exclusions, a percentage of any payments that Asterias may receive from any sublicenses that it may grant to use the licensed patents or stem cell lines.

Sales of Common Shares

Subsequent to September 30, 2013 BioTime raised approximately $3.2 million of additional equity through the sale of 840,267 common shares through a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co.

These condensed consolidated financial statements were approved by management and the Board of Directors, and were issued on November 12, 2013. Subsequent events have been evaluated through that date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Products made from these "pluripotent" stem cells are being developed by us and our subsidiaries, for use in a variety of fields of medicine, including: neuroscience, oncology, orthopedics, and blood and vascular diseases.

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

On October 1, 2013, our subsidiary, Asterias Biotherapeutics, Inc. (“Asterias”) acquired the stem cell assets of Geron Corporation, including patents and other intellectual property, biological materials, reagents and equipment for the development of new therapeutic products for regenerative medicine. The assets were contributed to Asterias under the Asset Contribution Agreement described in Notes 9 and 12 to the condensed consolidated interim financial statements, and provide Asterias with four cell lines, each with animal proof of concept, from which multiple therapeutic product candidates may be selected for development as summarized below.

•	Neurology – An initial Phase 1 safety study in spinal cord injury has been completed with follow-on opportunities in larger indications in Multiple Sclerosis and stroke.

•	Oncology – A Phase 2/3 ready cancer vaccine (VAC1) with an opportunity to continue the development of a second approach using dendritic cells derived from hESCs (VAC2) .

•	Orthopedics – Opportunity to continue the development of hESC derived chondrocytes to regenerate articular cartilage to address osteoarthritis and degenerative disk disease.

•	Cardiovascular – Opportunity to continue the development of hESC-derived cardiomyocytes for heart failure and myocardial infarction.

Our commercial efforts in regenerative medicine include the development and sale of products designed for research applications in the near term as well as products designed for diagnostic and therapeutic applications in the medium and long term.  Through our ESI BIO division, we offer advanced human stem cell products and technology that can be used by researchers at universities and at companies in the bioscience and biopharmaceutical industries.  We have developed research and clinical grade hES cell lines that we market for both basic research and therapeutic product development.  Our subsidiary, ES Cell International Pte Ltd (“ESI”), has developed six hES cell lines that are among the best characterized and documented cell lines available today.  Developed in compliance with the principles of current Good Manufacturing Practices (“cGMP”) that facilitate transition into the clinic, these hES cell lines are extensively characterized and five of the six cell lines currently have documented and publicly-available genomic sequences.  The ESI hES cell lines are now included in the Stem Cell Registry of the National Institutes of Health (“NIH”), making them eligible for use in federally funded research, and all are available for purchase through our ESI BIO division at http://bioreagents.lifemapsc.com.  We are working with several collaborators to enable the use of these lines for production of cell therapy products for IND enabling studies. ESI BIO also markets human embryonic progenitor cell (“hEPCs”), which are called PureStem™ progenitors and were developed using ACTCellerate™ technology.  These hEPCs are purified lineages of cells that are intermediate in the developmental process between embryonic stem cells and fully differentiated cells.  We expect that hEPCs will simplify the scalable manufacture of highly purified and identified cell types and will possess the ability to become a wide array of cell types with potential applications in research, drug discovery, and human regenerative stem cell therapies.  The PureStem™ progenitors are also available for purchase through http://bioreagents.lifemapsc.com.

Research products can be marketed without regulatory or other governmental approval, and thus offer relatively near-term business opportunities, especially when compared to therapeutic products.  Certain research products, such as ESI hES lines and HyStem® hydrogels, have the advantage of being “translatable to the clinic” meaning that these products are available as economic research grade or clinical grade; allowing researchers more assurance that they will be acceptable for use in future clinical trials.  The medical devices and diagnostics that we and our subsidiaries are developing will require regulatory approval for marketing, but the clinical trial and approval process for medical devices is often faster and less expensive than the process for the approval of new drugs and biological therapeutics.  Our current and near-term product opportunities, combined with expected long-term revenues from the potentially very large revenue that could be derived from cell-based therapeutic products under development at our subsidiaries, provide us with a balanced commercial strategy.  The value of this balance is apparent in the commercial field of regenerative medicine as competitors whose sole focus is on long-term therapeutic products have found it challenging to raise the requisite capital to fund clinical development.

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

Renevia™ is a clinical grade formulation of our HyStem®-C, a biocompatible, implantable hyaluronan and collagen- based matrix for cell delivery in human clinical applications.  As an injectable product, Renevia™ may address an immediate need in cosmetic and reconstructive surgeries and other procedures by improving the process of transplanting adipose derived cells, mesenchymal stem cells, or other adult stem cells.  We will need to obtain approval by the FDA and comparable regulatory agencies in foreign countries in order to market Renevia™ as a medical device.  We recently conducted our first European clinical trial of Renevia™ without cells to determine the safety, tolerability, and acceptance of Renevia™ after subcutaneous injection.  Examinations of the subjects after they received Renevia™ injections have shown that Renevia™ was well-tolerated by all subjects with no serious adverse events or subject withdrawals.  A final check of the enrolled subjects for adverse events will be made four weeks after the injection.  Subsequent clinical studies are planned to document the efficacy of Renevia™ as a delivery matrix for adipose cells to restore normal skin contours in patients where the subcutaneous adipose tissue has been lost to lipoatrophy, beginning with HIV related facial lipoatrophy.  Lipoatrophy is a localized loss of fat beneath the skin.  Lipoatrophy is often a consequence of the normal aging process where the loss of fat in the cheeks or the back of the hands contributes to an aged appearance, but lipoatrophy can also be associated with trauma, surgery, and diseases, and is frequently suffered by HIV patients being treated with anti-viral drugs.

We have commenced development of two new products based on our HyStem® technology platform.  The new products are unique formulations utilizing some of the same cGMP components that we using in our clinical trials of Renevia™.  The first of these new products is ReGlyde™, a cross-linked thiol-modified hyaluronan hydrogel for the management and protection of tendon injuries following surgical repair of the digital flexor or extensor tendons of the hand.  The product is intended to be applied to the repaired tendon area via a syringe or similar device immediately prior to closing of the surgical area.  Separation of the tendon from surrounding tissue has been shown to significantly reduce post-surgical adhesions that can lead to complications such as restricted finger mobility and flexibility.  The second new product, Premvia™, is a HyStem® hydrogel formulation of cross-linked thiol-modified hyaluronan and thiol-modified gelatin for the management of wounds including partial and full-thickness wounds, ulcers, tunneled/undermined wounds, surgical wounds, and burns.

Our HyStem® hydrogels may have other applications when combined with the diverse and scalable cell types our scientists have isolated from hES cells.  Other HyStem® products are also currently being used by researchers at a number of leading medical schools in pre-clinical studies of stem cell therapies, including research that we are funding at UCLA for the treatment of ischemic stroke.  Other researchers are conducting work with HyStem® in research to facilitate wound healing, to treat brain cancer, vocal fold scarring, and for myocardial infarct repair.  Recent publications have highlighted the combined use of HyStem® hydrogels with PureStem™ progenitors resulting in a combined product that produces cartilage- producing cell masses known as chondrocytes.  We call this experimental product HyStem®-4D.  In collaboration with William Marsh Rice University, we are also using HyStem® technology to develop 3D cell culture platforms for improved methods of screening new anti-cancer drug candidates in a project funded by a $285,423 Small Business Innovation Research (SBIR) grant awarded by the National Institutes of Health on September 20, 2013.

On September 19, 2013, BioTime, Inc. entered into an Exclusive Sublicense Agreement with Jade Therapeutics, Inc., which supersedes prior sublicense and supply agreements and expanded the “field of use” to include  uses of HyStem® hydrogel technology as an ophthalmic sustained-release drug delivery platform for the delivery of all potential therapeutic molecules to the human eye.  Excluded from the licensed field of use is the use of the HyStem® technology for the delivery of cells with or without any molecules necessary for the therapeutic benefit of those cells, for use in making punctal plugs, for diagnostic and research reagents, and for non-human applications.

Our subsidiary, OncoCyte Corporation, is developing PanC-Dx™ tests, novel non-invasive cancer diagnostics designed to detect the presence of various human cancers, including cancers of the breast, lung, bladder, uterus, stomach, and colon, during routine check -ups.  OncoCyte intends to initially develop PanC-Dx™ diagnostics for breast and bladder cancer and may initially seek regulatory approval to market PanC-Dx™ in Europe for one or both of those cancers before seeking regulatory approvals required to market the product in the U.S. and other countries.  OncoCyte is also evaluating markers that may be used in a PanC-Dx™ screen for lung cancer.

Our subsidiary, LifeMap Sciences markets, sells and distributes GeneCards®, the leading human gene database, as part of an integrated database suite that includes LifeMap Discovery™, the database of embryonic development, stem cell research and regenerative medicine; and MalaCards, the human disease database. LifeMap Sciences also markets PanDaTox, a database that can be used to identify genes and intergenic regions that are unclonable in E. coli, to aid in the discovery of new antibiotics and biotechnologically beneficial functional genes

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership as at September 30, 2013, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells potentially in the fields of neurology, oncology, orthopedics, and heart failure and myocardial infarction	96.7%(1)	USA
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Diagnosis and treatment of cancer	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%	USA
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%	Israel
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries. Stem cell-derived endothelial and cardiovascular related progenitor cells for research, drug testing, and therapeutics.	94.8%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases; sale of stem cell products for research	73.2%	USA
LifeMap Sciences, Ltd.	Stem cell database	(2)	Israel

(1)
BioTime’s percentage ownership was reduced to approximately 71.6% when Asterias issued common stock to BioTime and Geron upon consummation of the asset contribution transaction under Asset Contribution Agreement, and sold common stock and warrants to a private investor for cash in a related transaction, on October 1, 2013.  See Notes 9 and 12 to the condensed consolidated interim financial statements.

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

Additional Information

HyStem®, Hextend® and PentaLyte® are registered trademarks of BioTime, Inc., and Renevia™, Premvia™, ReGlyde™, PureStem™, ESpan™, and ESpy® are trademarks of BioTime, Inc. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. PanC-Dx™ is a trademark of OncoCyte Corporation. GeneCards® is a registered trademark of Yeda Research and Development Co. Ltd.

We were incorporated in 1990 in the state of California. Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502.  Our telephone number is (510) 521-3390.

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $6,441,462 and $17,389,409 allocated to our primary research and development projects during the three and nine months ended September 30, 2013, respectively and $4,545,470 and $13,323,410 for the same periods in 2012, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
Company	Program	2013	2012	2013	2012
BioTime and ESI	ACTCellerate™ hPECs, GMP hES cell lines, and related research products	8.7%	13.7%	11.5%	15.4%
BioTime	ACTCellerate™ technology	0.4%	6.6%	1.3%	6.0%
BioTime	Hydrogel products and HyStem® research	23.4%	25.8%	22.0%	19.2%
OncoCyte	Cancer therapy and diagnosis	8.7%	12.7%	11.3%	16.9%
OrthoCyte	Orthopedic therapy	1.8%	5.7%	4.1%	5.1%
ReCyte Therapeutics	Cardiovascular therapy and iPS	1.3%	6.5%	4.1%	7.3%
BioTime	Hextend®	0.5%	0.7%	0.4%	2.0%
BioTime Asia	Stem cell products for research	0.1%	0.6%	0.1%	0.8%
Cell Cure Neurosciences	OpRegen®, OpRegen-Plus®, and neurological disease therapies	26.6%	17.7%	23.0%	18.1%
LifeMap	Stem cell database	9.9%	10.0%	10.8%	9.2%
Asterias	hESC-based cell therapy	17.9%	–%	11.1%	–%
BioTime	3D-Culture for cancer drug screening	0.7%	–%	0.3%	–%

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

Patent costs – Costs associated with obtaining patents on products or technology are expensed as general and administrative expenses when incurred.  This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (“FASB”) regarding goodwill and other intangible assets.

Research and development – We comply with FASB requirements governing accounting for research and development costs.  Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, and license fees paid to acquire patents or licenses to use patents and other technology from third parties.

Stock-based compensation – We have adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values.  We utilize the Black-Scholes Merton option pricing model.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.  Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value. In management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of employee stock options because the option- pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

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

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, and ESI, the accounts of ReCyte Therapeutics, a subsidiary of which we owned approximately 94.8% of the outstanding shares of common stock as of September 30, 2013; the accounts of OncoCyte, a subsidiary of which we owned approximately 75.3% of the outstanding shares of common stock as of September 30, 2013; the accounts of BioTime Asia, a subsidiary of which we owned approximately 81.0% of the outstanding shares as of September 30, 2013, the accounts of Cell Cure Neurosciences, a subsidiary of which we owned approximately 62.5% of the outstanding shares as of September 30, 2013, the accounts of LifeMap Sciences, a subsidiary of which we owned approximately 73.2% of the outstanding shares as of September 30, 2013, and the accounts of Asterias Biotherapeutics, a subsidiary of which we owned 96.7% of the outstanding shares as of September 30, 2013.  All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of Regulation S-X of the SEC.

Results of Operations

	Three Months Ended September 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
License fees	$382,767	$337,633	$ +45,134	+13.4%
Royalties from product sales	80,592	133,946	-53,354	-39.8%
Grant income	160,431	441,630	-281,199	-63.7%
Sales of research products and services	90,272	90,342	-70	-0.1%
Total revenues	714,062	1,003,551	-289,489	-28.8%
Cost of sales	(206,678)	(169,734)	+36,944	+21.8%
Total revenues, net	507,384	833,817	-326,433	-39.1%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
License fees	$1,094,843	$549,521	$ +545,322	+99.2%
Royalties from product sales	291,505	407,803	-116,298	-28.5%
Grant income	941,226	1,518,086	-576,860	-38.0%
Sales of research products and services	214,277	217,380	-3,103	-1.4%
Total revenues	2,541,851	2,692,790	-150,939	-5.6%
Cost of sales	(570,237)	(273,916)	+296,321	+108.2%
Total revenues, net	1,971,614	2,418,874	-447,260	-18.5%

Our license fee revenues for the three and nine months ended September 30, 2013 amounted to $382,767 and $1,094,843, respectively.  License fee revenues for the same periods in 2012 amounted to $337,633 and $549,521, respectively.  License fee revenues for the nine months ended September 30, 2013 and 2012 include subscription and advertising revenues of $984,133 and $438,889, respectively, from LifeMap Sciences’ online database business primarily related to its GeneCards® database which LifeMap Sciences began marketing, selling and distributing after its acquisition of XenneX, Inc. during May 2012.  The 124% increases in license fee revenue during the nine months ended September 30, 2013 is entirely attributed to subscription and advertising revenue.

License fee revenues also include amortization of license fees from Summit which we received during December 2004 and April and October of 2005. Full recognition of those license fees were deferred and is being recognized over the lives of the contracts, which have been estimated to last until approximately 2019 based on the current expected lives of the governing patents covering our products in Japan.  Amortization of such license fees during the three and nine months ended September 30, 2013 and 2012 amounted to $36,468 and $109,405, respectively.

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend® and pay us the royalties due on account of such sales within 90 days after the end of each calendar quarter.  We recognize those revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. For example, royalties on sales made during the second quarter of 2013 were not recognized until the third quarter of fiscal year 2013.

Our royalty revenues from product sales for the three months ended September 30, 2013 primarily consist of royalties on sales of Hextend® made by Hospira and CJ during the period beginning April 1, 2013 and ending June 30, 2013.  Royalty revenues recognized in the third quarter of 2013 were $60,920 from Hospira and $19,672 from CJ. Total royalties of $80,592 for the quarter decreased by $53,354 or 40% from royalties of $133,946 received during the same period last year. Total royalties of $291,505 for the nine month period ended September 30, 2013 decreased by $116,298 or 29% from royalties of $407,803 during the same period last year.

The decrease in royalties is attributable to a decrease in Hextend® sales in the U.S. and in the Republic of Korea. The decrease in royalties received from Hospira is primarily due to the decline in the price of hetastarch-based products in the market.  The blood volume expander market continues to contract as hospitals continue to shift their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market that could continue to have a negative impact on revenues from the sale of Hextend®. Hospira has implemented price reductions for Hextend® in an attempt to maintain market share.  We expect royalty revenues from product sales to continue to decline as a percentage of total revenue.

In addition to price competition, sales of Hextend® could be adversely affected if certain safety labeling changes proposed by the FDA go into effect. During June 2013, the FDA notified us that they believe that new safety labeling should be required for the entire class of hydroxyethyl starch   products, including Hextend®.  The proposed labeling change would include a boxed warning that would state that that the use of Hextend® increases the risk of mortality and renal injury requiring renal replacement therapy in critically ill adult patients, including patients with sepsis and those admitted to the ICU, and that Hextend® should not be used in critically ill adult patients, including patients with sepsis and those admitted to the ICU.  New warning and precaution information would also be required along with new information about contraindications, adverse reactions, and information about certain recent studies. The warning and precautions would state that the use of Hextend® should be avoided in patients with pre-existing renal dysfunction and in patients undergoing open heart surgery in association with cardiopulmonary bypass due to the risk of excessive bleeding.

We submitted a rebuttal to the FDA requesting that their proposed labeling changes not apply to Hextend® because the data on which the FDA based its request studied the effects of hydroxyethyl starches in saline solutions and not Hextend®, while other studies that did evaluate the use of Hextend® suggest that Hextend® does not cause increased mortality and bleeding or severe renal injury, especially when used in volumes less than 1,500 ml.  Moreover, FDA safety database information reveals that since the use of Hextend® began in 1999, based on approximately 5.7 million units of Hextend® distributed in the United States, there were only 10 reports of patients that experienced product related adverse events.

Based on our correspondence with the FDA, we have submitted an amendment containing the latest labeling proposed by the FDA that modifies certain warnings.  Consistent with prior labeling, the proposed labeling would not warn against the use of Hextend® in patients undergoing open heart surgery in association with cardiopulmonary bypass, but instead would caution that such patients should be monitored for signs of excess bleeding.  The FDA has not yet approved the proposed labeling change.  The resulting revised label may adversely affect Hextend® sales since some users of plasma volume expanders might elect to abandon the use of all hydroxyethyl starch products, including Hextend®.

Based on sales of Hextend® that occurred during the third quarter of 2013, we will receive royalties of $57,691 from Hospira and have received $17,578 from CJ during the fourth quarter of 2013. Total royalties of $75,269, which will be recognized during the fourth quarter, decreased 44% from royalties of $133,879 received during the same period last year.

Total grant revenue for the three months ended September 30, 2013 decreased by $281,199 or 64%, and by $576,860 or 38% for the nine months ended September 30, 2013, primarily due to the completion of a research grant from the California Institute of Regenerative Medicine (“CIRM”) on August 31, 2012, offset by an additional $406,682 of grant revenue recognized through Cell Cure Neurosciences in 2013 compared to the same period in 2012.  We received no CIRM grant revenue in 2013.  Grant revenue in the three and nine months ended September 30, 2013 also included nil and $3,995 recognized through ESI, and $3,239 and $38,535, respectively of a $335,900 grant awarded to us by the NIH that will expire on September 29, 2014.

Operating Expenses

	Three Months Ended September 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
Research and development expenses	$(6,441,462)	$(4,545,470)	$ +1,895,992	+41.7%
General and administrative expenses	(4,267,875)	(2,234,905)	+2,032,970	+91.0%
Interest income, net	509	5,624	-5,115	-90.9%
Other expense, net	(60,704)	18,766	-79,470	-423.5%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2013	2012	Decrease	Decrease
Research and development expenses	$(17,389,409)	$(13,323,410)	$ +4,065,999	+30.5%
General and administrative expenses	(11,273,948)	(7,037,807)	+4,236,141	+60.2%
Interest income, net	2,033	17,321	-15,288	-88.3%
Other expense, net	(169,512)	(223,899)	-54,387	-24.3%

Research and development expenses – Research and development expenses for the three and nine months ended September 30, 2013 increased to $6,441,462 and $17,389,409, respectively from $4,545,470 and $13,323,410 for the same periods in 2012. Research and development expenses during the three and nine months ended September 30, 2013 include $642,572 and $1,927,718, respectively, derived from the amortization of patent technology related to our acquisition of ESI and Cell Cure Neurosciences in May and October 2010, respectively, from our acquisition of assets from Cell Targeting, Inc., and the merger of Glycosan BioSystems, Inc. into OrthoCyte in January and March 2011, respectively, and the merger of XenneX, Inc. into LifeMap Sciences in May 2012.  Those amortization expenses increased by $1,622 and $163,336 during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Research and development expenses also include laboratory study expenses, patent and technology license fees, employee compensation, rent, insurance, and science-related consultants’ fees which are allocated to research and development expenses.

The increase in research and development expenses of $1,895,992 during three months ended September 30, 2013 compared to the same period in 2012 is also attributable to an increase of $731,257 in employee compensation and related costs allocated to research and development expenses, an increase of $171,235 in our HyStem® program related research expenses, including the clinical development of Renevia™, an increase of $131,931 in rent and facilities maintenance related expenses allocated to research and development expenses primarily attributed to Asterias’ new facility effective January 2013, an increase of $101,416 in stock based compensation allocated to research and development expenses, and an increase of $923,706 in Cell Cure Neurosciences research and development expenses.  These increases were offset in part by a decrease of $78,729 in patent related legal expenses and a decrease of $19,138 in ESI research and development expenses. Of the total increase in research and development expenses for the three months ended September 30, 2013, $1,149,059 is attributable to Asterias.

The increase in research and development expenses of $4,065,999 for the nine months ended September 30, 2013 compared to the same period in 2012, is also attributable to an increase of $1,412,012 in employee compensation and related costs allocated to research and development expenses, an increase of $484,403 in HyStem® program expenses, an increase of $327,802 in rent and facilities maintenance related expenses allocated to research and development expenses primarily attributed to Asterias’ office and research facility, an increase of $147,092 in laboratory expenses and supplies, an increase of $163,337 in amortization of patent technology due to the merger of XenneX, Inc. into LifeMap Sciences in May 2012, an increase of $142,148 in stock based compensation allocated to research and development expenses, an increase of $80,056 in depreciation expenses allocated to research and development expenses, and an increase of $1,577,695 in Cell Cure Neurosciences research and development expenses.  These increases were offset in part by a decrease of $236,900 in licenses, patent and trademark related fees and legal fees, and $117,212 in ESI research and development expenses.  Of the total increase in research and development expenses for the nine months ended September 30, 2013, $1,931,048 is attributable to Asterias.

The increase in HyStem® program related expenses for the three and nine month periods referenced above include expenses related solely to our HyStem® program, including certain laboratory, clinical trial, and quality control costs.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the nine months ended September 30, 2013 and 2012.

		Nine Months Ended
		September 30,
Company	Program	2013	2012
BioTime and ESI	ACTCellerate™ hPECs, GMP hES cell lines, and related research products	$2,001,047	$2,057,849
BioTime	ACTCellerate™ technology	$227,429	$794,632
BioTime	Hydrogel products and HyStem® research	$3,813,417	$2,560,964
OncoCyte	Cancer therapy and diagnosis	$1,964,173	$2,252,071
OrthoCyte	Orthopedic therapy	$718,874	$679,166
ReCyte Therapeutics	Cardiovascular therapy and iPS	$720,870	$971,572
BioTime	Hextend®	$72,894	$266,652
BioTime Asia	Stem cell products for research	$23,787	$109,807
Cell Cure Neurosciences	OpRegen®, OpRegen-Plus®, and neurological disease therapies	$3,986,790	$2,409,095
LifeMap	Stem cell database	$1,881,822	$1,221,592
Asterias	hESC-based cell therapy	$1,931,048	$–
BioTime	3-D Culture	$47,017	$–
Total research and development expenses		$17,389,409	$13,323,410

General and administrative expenses – General and administrative expenses for the three and nine months ended September 30, 2013 increased to $4,267,875 and $11,273,948, respectively, from $2,234,905 and $7,037,807 for the same periods in 2012.  General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, and other miscellaneous expenses which are allocated to general and administrative expenses.

The increase in general and administrative expenses of $2,032,970 for the three months ended September 30, 2013 compared to the same period in 2012 is primarily attributable to an increase of $342,438 in employee compensation and related costs allocated to general and administrative expenses, $250,000 accrual for year-end employee bonuses in 2013, an increase of $374,909 in legal fees, an increase of $351,552 in stock based comp to our employees, consultants and independent directors, an increase of $161,307 in accounting and tax related services, an increase of $145,521 in rent and facilities maintenance related expenses allocated to general and administrative expenses, an increase of $128,506 in investor and public relations expenses, transfer agent, stock listing and registration fees, an increase of $116,629 in general office supplies and expenses, an increase of $91,952 in travel, lodging and meals allocated to general and administrative expenses, and an increase of $50,250 in cash compensation paid to our independent directors.  Of the total increase in general and administrative expenses for the three months ended September 30, 2013, $1,523,732 is attributable to Asterias.

The increase in general and administrative expenses of $4,236,141 for the nine months ended September 30, 2013 compared to the same period in 2012 is generally attributable to an increase of $902,458 in employee compensation and related costs allocated to general and administrative expenses, $250,000 accrual for year-end employee bonuses in 2013, an increase of $1,101,072 in legal fees, an increase of $486,049 in stock-based compensation to employees, consultants and independent directors, an increase of $328,585 in investor and public relations expenses, transfer agent, stock listing and registration fees, an increase of $316,350 in accounting and tax services, an increase of $261,344 in rent and facilities maintenance related expenses allocated to general and administrative expenses, an increase of $195,895 in general office supplies and expenses, an increase of $163,500 in cash compensation paid to our independent directors, an increase of $130,888 in marketing and advertisement related expenses, an increase of $122,459 in recruiting service expenses, and an increase of $95,409 in travel, lodging and meals allocated to general and administrative expenses.  These increases are in part offset by a decrease of $70,761 in general outside services, and a decrease of $88,903 in ESI general and administrative expenses due to a reduction in ESI staffing.

The increase in legal and accounting expenses during both the three month and nine month periods ended September 30, 2013 are primarily due to the start-up and transaction related expenses and the fees incurred in connection with the preparation and filing of certain registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission related to the contribution of assets to Asterias by us and Geron under the Asset Contribution Agreement, and costs associated with the special meeting of our shareholders held during May 2013 to approve certain matters related that asset contribution transaction.  Of the total increase in general and administrative expenses for the nine months ended September 30, 2013, $2,855,720 is attributable to Asterias.

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
Company	2013	2012
BioTime	$5,292,735	$3,264,697
Asterias	$2,888,028	$32,308
BioTime Asia	$127,920	$799,098
Cell Cure Neurosciences	$549,233	$525,450
ES Cell International Pte Ltd	$209,214	$392,411
LifeMap	$1,302,827	$909,518
OncoCyte	$310,809	$511,614
OrthoCyte	$296,820	$304,867
ReCyte Therapeutics	$296,362	$297,842
Total general and administrative expenses	$11,273,948	$7,037,807

Other expense/income – Other expense/income for the three and nine months ended September 30, 2013 consists primarily of $9,145 and $124,298, respectively of foreign currency transaction loss compared to $30,802 and $36,109, respectively of foreign currency transaction gain in the same periods in 2012.

Income Taxes

During the three and nine months ended September 30, 2013 and 2012, we had no Federal and state income tax obligations because we have substantial net operating loss carryovers and have provided a 100% valuation allowance for any deferred taxes.

Liquidity and Capital Resources

At September 30, 2013, we had $6,717,343 of cash and cash equivalents on hand.   Subsequent to September 30, we raised approximately $8,241,164 of additional equity capital, including approximately $3,241,164  through the sale of our common shares through our Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co. ("Cantor"), and the $5,000,000 in cash that Asterias received from an investor on October 1, 2013 under a Stock and Warrant Purchase Agreement in connection with the consummation of the asset contribution transaction under the Asset Contribution Agreement.  See Notes 9 and 12 to the condensed consolidated interim financial statements.

Since January 1, 2013, we have raised approximately approximately $11.2 million through the sale of our common shares through Cantor acting as our sales agent.  The offer and sale of our shares through Cantor has been registered pursuant to a registration statement filed under the Securities Act of 1933, as amended (the "Securities Act").  Under the sales agreement, Cantor may sell our common shares by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 under the Securities Act, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common shares or to or through a market maker.  Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions.  Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).  The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms.  Cantor has also acted as a sales agent for certain of our subsidiaries that have sold BioTime common shares to raise capital for their operations.  We contributed the BioTime common shares to the subsidiaries in exchange for subsidiary capital stock.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.  There is no assurance that we or our subsidiaries will be able to sell additional common shares through Cantor at prices acceptable to us, but we believe that our existing cash and cash equivalents, should be sufficient to fund our operations at least into the first quarter of 2014.  See "Cash generated by financing activities" for additional information about sales of our equity securities through the Controlled Equity Offering and other transactions during the three and nine months ended September 30, 2013.

We presently have issued and outstanding 9,751,615 common share purchase warrants, 50,000 of which are exercisable at a price of $10.00 per share and will expire in April 2014, 506,613 of which are exercisable at a price of $10.00 per share and will expire in May 2014, 649,998 of which are exercisable at a price of $5 per share and will expire in January 2016, and 545,004 which are exercisable at a price of $5.00 per share and will expire in June 2016, and 8,000,000 of which are exercisable at a price of $5.00 per share and will expire on October 1, 2018.  None of the warrants are presently publicly traded but we expect that the 8,000,000 warrants that we issued to Asterias under the Asset Contribution Agreement will be publicly traded upon Asterias’ distribution of those warrants to the holders of its Series A common stock.

Asterias has announced its plan to conduct an underwritten public offering of shares of underwritten public offering of its common stock in “units” that will consist of one share of common stock and one redemption right.  The shares of common stock and redemption rights will immediately be freely tradable as separate securities.  Asterias plans to use the net proceeds of the offering, expected to be between $10,000,000 and $15,000,000, to fund its product development programs and for working capital.  However, there can be no assurance that the planned public offering will be consummated.

Asterias is also seeking funding from third parties in the form of research and development grants or cooperative arrangements for the development of certain of Asterias’ product candidates.
Asterias has applied for a Strategic Partnership 3 Track “A” Award from the California Institute for Regenerative Medicine (CIRM) which is intended to support a Phase 1/2a clinical trial of our OPC1 product candidate in subjects with neurologically complete cervical spinal cord injury.  The grant would also help support Asterias’ efforts to develop a commercial process to manufacture OPC1.  The purpose of the Strategic Partnership Award Initiative is to create incentives for industry to advance the development of stem cell-based therapeutics.  As part of a Strategic Partnership 3 Track “A” Award, CIRM will provide up to $10,000,000 ($15,000,000 in extraordinary cases) to support an approved project.  We expect that CIRM will notify applicants of the decision on their applications during the first half of 2014.  Geron was granted a non-recourse loan for its thoracic spinal cord injury study of OPC1 in 2011 from CIRM, but returned the loan funds after announcing the termination of its human embryonic stem cell programs.

Asterias is in the process of applying for a grant from a large United Kingdom based charitable organization to fund Phase 1/2a clinical development of our VAC2 product candidate.  The proposed grant would fund both the Phase 1/2a clinical trial of VAC2 in cancer patients and the cGMP manufacturing costs of VAC2.  The terms under which funding may be provided by the charitable organization are currently under discussion.  Asterias anticipates that it will receive notification of whether the grant has been approved during the first half of 2014.  This same charitable organization had awarded a similar grant for VAC2 to Geron but that grant was withdrawn after Geron terminated the program in November 2011.

Asterias is in early-stage discussions with a United Kingdom based technology innovation center seeking their support for the development of advanced manufacturing processes for CHND1.  Methods developed at the technology innovation center would be incorporated in future commercial manufacturing processes for the product.  An alliance with the technology innovation center would be on a specific project basis and would require multiple approvals from different committees and boards at the center.

Asterias is also in early stage discussions with an academic institution to form a collaboration to develop hES cell derived cardiomyocytes for the treatment of heart failure and acute myocardial infarction.  The academic institution has received funding to develop the project through the IND filing stage.  Asterias would either fund the Phase I study itself, to the extent that it has sufficient capital resources for that purpose or would seek funding for the study from a third party.  In a collaboration,  Asterias might contribute assistance in preparing and filing the IND, materials for use in the project such as GMP hES cell banks, and a license of relevant patents and know-how relating to the development of hES cell-derived cardiomyocytes and hES cell-derived therapeutics generally, in exchange for which it would acquire an ownership interest in the resulting therapeutic products or in a joint venture company to be formed and co-owned with the academic institution for the purpose of developing the product.

There can be no assurance that Asterias will receive any of grants that it is seeking or that Asterias will reach an agreement for support in the manufacture of CHNDI or the development of hES cell derived cardiomyocytes.

Because our revenues are not presently sufficient to cover our operating expenses, we will continue to need to obtain additional equity capital or debt in order to finance our operations.  The future availability and terms of equity or debt financing are uncertain.  The unavailability or inadequacy of financing or revenues to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Sales of additional equity securities could result in the dilution of the interests of present shareholders.

Cash generated by operations

During the nine months ended September 30, 2013, we received $3,280,659 of cash in our operations.  Our sources of that cash primarily consisted of $231,964 of royalty revenues from Hospira, $59,259 of royalty revenues from CJ, our final quarterly research grant payment of $392,664 from CIRM, a $85,207 research grant payment from the NIH, $1,429,932 in foreign research grants, and $1,080,328 from the sale of research products and subscription and advertisement revenues.  During the same nine month period in 2012, we received $2,336,820 of cash in our operations. Our sources of that cash were $319,683 of royalty revenues from Hospira, $87,731 of royalty revenues from CJ, $392,665 of research grant payment from CIRM, $35,296 research grant payment from the NIH, $133,483 from subscription and advertising revenues, $124,585 collected against receivables assumed from the merger with XenneX in May 2012, $207,444 from the sale of research products and services, and $15,588 and $1,019,345 grant income from LifeMap Sciences, Ltd and Cell Cure Neurosciences, respectively.

Cash used in operations

During the nine months ended September 30, 2013, our total research and development expenditures were $17,389,409 and our general and administrative expenditures were $11,273,948.  Net loss attributable to BioTime for the nine months ended September 30, 2013, amounted to $24,270,521.  Net cash used in operating activities during the nine months ended September 30, 2013 amounted to $20,881,679.  The difference between the net loss and net cash used in operating activities during the period was primarily attributable to non-cash expenses and accrued revenues, including $2,375,354 in stock-based compensation, amortization of $1,927,718 in intangible assets, $932,925 grant receivables, $419,630 in depreciation expense, $284,785 in prepaid expenses and other current assets, $177,631 in accounts payable and accrued liabilities, $82,125 amortization of deferred license fees, $48,838 amortization of deferred consulting fees, and $46,080 in deferred grant income.  This overall difference was offset to some extent by net loss of $2,583,581 allocable to the non-controlling interest in our subsidiaries, amortization of $124,882 in deferred license and royalty revenues, $66,310 in accounts receivables, $50,544 in deferred subscription revenues, and $48,322 in other long-term liabilities.

Cash flows from investing activities

During the nine months ended September 30, 2013, $2,007,065 was used for investing activities.  The components of this cash were $1,976,042 used in the purchase of equipment and $61,923 paid for security deposits offset by $30,900 in proceeds from the sale of equipment.

Cash generated by financing activities

During the nine months ended September 30, 2013, we raised gross proceeds of $11,571,953 from the sale of 2,594,156 BioTime common shares at a weighted average price of $4.46 per share in the open market through our Controlled Equity Offering facility with Cantor and through the sale of BioTime common shares held by our majority owned subsidiaries, LifeMap Sciences and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.

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

Contractual Obligations

As of September 30, 2013, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (2)	$2,174,323	$355,781	$1,785,917	$32,625	$-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.

(2)
Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, ESI, LifeMap Sciences, and Cell Cure Neurosciences.

Future capital needs

The completion of the acquisition of Geron’s stem cell related assets by our subsidiary Asterias will result in an increase in our operating expenses and losses on a consolidated basis, and will increase our need for additional capital.  Asterias will use the acquired stem cell assets for the research and development of products for regenerative medicine.  Asterias’ research and development efforts will involve substantial expense, including but not limited to hiring additional research and management personnel, and possibly the rent of additional research or manufacturing space that will add to our losses on a consolidated basis for the near future.

Also, Asterias is now a public company.  As a public company, Asterias will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, listing its common stock for trading, and public relations and investor relations.  These costs will be in addition to those incurred by us for similar purposes.

As discussed above, Asterias plans to seek to raise $10,000,000 to $15,000,000 of capital through a public offering of its common stock and certain redemption rights, but there is no assurance that it will be able to do so.  We will need to continue to sell common shares from time to time through our Controlled Equity Offering sales agreement with Cantor, and our other subsidiaries may also seek to raise capital through the sale of their capital stock.  We and our subsidiaries will also seek funding for our research and development programs from other sources such as research grants and other arrangements with third parties.

We are consolidating the sales and marketing of our research products in a new ESI BIO division.  As part of this plan, we expect to shift our sales and marketing efforts from a website based effort to one that utilizes more sales personnel who may be employees or independent sales representatives.  We also plan to expand our product offerings.  This effort will require additional expenditures for the development of new research products and the addition of assets and personnel for sales and marketing purposes.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we and our subsidiaries have.  Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for our projects.

The market value and the volatility of our stock price, as well as general market conditions, could impact our ability to raise capital on favorable terms, or at all.  Any equity financing that we or our subsidiaries obtain may further dilute or otherwise impair the ownership interests of our current shareholders.  If we and our subsidiaries fail to generate positive cash flows or fail to obtain additional capital when required, we and our subsidiaries could modify, delay or abandon some or all of our respective research and development programs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of September 30, 2013, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

Credit Risk

We place some of our cash in U.S. banks and invest most of our cash in money market funds.  Deposits with banks may temporarily exceed the amount of insurance provided on such deposits.  We will monitor the cash balances in the accounts and adjust the cash balances as appropriate, but if the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. Our investments in money market funds are not insured or guaranteed by the United States government or any of its agencies.

Interest Rate Risk

We invest most of our cash in money market funds.  The primary objective of our investments will be to preserve principal and liquidity while earning a return on our invested capital, without incurring significant risks.   Our future investment income is not guaranteed and may fall short of expectations due to changes in prevailing interest rates, or we may suffer losses in principal if the net asset value of a money market fund falls below $1 per share.
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

Geron was the appellant in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron has contributed to Asterias.  Following the consummation of the asset acquisition transaction under the Asset Contribution Agreement, Asterias was substituted for Geron in the appeal proceeding.  Asterias has also assumed the PTO interferences upon which the appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte patent filings in Australia and in the European Patent Office.

The appeal proceeding is still in the discovery phase.  Appeals of this nature may involve costly and time-consuming legal proceedings.  If Asterias is not successful in the ViaCyte appeal, ViaCyte would retain its patent claims directed to definitive endoderm.  Definitive endoderm is an early pre-cursor of numerous cell types including liver and β-cells of the pancreas that could potentially treat diabetes, and it is likely that the derivation of any of the endodermal lineage cells from embryonic stem cells would necessarily pass through the definitive endoderm stage.  As a result, Asterias would be unable to develop and commercialize those cell types without a license from ViaCyte, and Asterias may be unable to realize value from the Geron patent applications at issue in the appeal.

We are not presently involved in any other material litigation or proceedings, and to our knowledge no such litigation or proceedings are contemplated.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the nine months ended September 30, 2013 and for the fiscal years ended December 31, 2012, 2011, and 2010 were $24,086,211, $21,362,524, $17,535,587, and $10,287,280, respectively, and we had an accumulated deficit of $126,166,233 as of September 30, 2013 and $101,895,712, $80,470,009, and $63,954,509, as of December 31, 2012, 2011, and 2010, respectively.  Since inception, we have primarily financed our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, and borrowings.  More recently, we have financed a portion of our operations with research grants and subscription fees for the database products marketed by our subsidiary LifeMap Sciences.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products and technology.

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

•
The experimentation we are doing is costly, time consuming, and uncertain as to its results.  We incurred research and development expenses amounting to $17,389,409 during the nine months ended September 30, 2013, and $18,116,688, $13,699,691, and $8,191,314 during the fiscal years ended December 31, 2012, 2011, and 2010, respectively.

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

Completion of the acquisition of stem cell related assets by our subsidiary Asterias from Geron will result in an increase in our operating expenses and losses on a consolidated basis

•
Asterias will use the stem cell assets that it has acquired from Geron for the research and development of products for regenerative medicine.  Asterias’ research and development efforts will involve substantial expense, including but not limited to hiring additional research and management personnel, and possibly the rent of additional research or manufacturing space that will add to our losses on a consolidated basis for the near future.

•
Asterias has become a public company.  As a public company, Asterias will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, listing its common shares for trading, and public relations and investor relations. These costs will be in addition to those incurred by BioTime for similar purposes.

•
As a developer of therapeutic products derived from hES or iPS cells, Asterias will face substantially the same kind of risks that affect our business, as well as the risks related to our industry generally.

Our success depends in part on the uncertain growth of the stem cell industry, which is still in its infancy

•
The success of our business of selling products for use in stem cell research depends on the growth of stem cell research, without which there may be no market or only a very small market for our products and technology.  The likelihood that stem cell research will grow depends upon the successful development of stem cell products that can be used to treat disease or injuries in people or that can be used to facilitate the development of other therapeutic products. The growth in stem cell research also depends upon the availability of funding through private investment and government research grants.

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

We submitted a rebuttal to the FDA requesting that their proposed labeling changes not apply to Hextend® because the data on which the FDA based its request studied the effects of hydroxyethyl starches in saline solutions and not Hextend®, while other studies that did evaluate the use of Hextend® suggest that Hextend® does not cause increased mortality and bleeding or severe renal injury, especially when used in volumes less than 1,500 ml.  Moreover, FDA safety database information reveals that since the use of Hextend® began in 1999, based on approximately 5.7 million units of Hextend® distributed in the United States, there were only 10 reports of patients that experienced product related adverse events.

Based on our correspondence with the FDA, we have submitted an amendment containing the latest labeling proposed by the FDA that modifies certain warnings.  Consistent with prior labeling, the proposed labeling would not warn against the use of Hextend® in patients undergoing open heart surgery in association with cardiopulmonary bypass, but instead would caution that such patients should be monitored for signs of excess bleeding.  The FDA has not yet approved the proposed labeling change.  The resulting revised label may adversely affect Hextend® sales since some users of plasma volume expanders might elect to abandon the use of all hydroxyethyl starch products, including Hextend®.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•
At September 30, 2013, we had $6,717,343 of cash and cash equivalents on hand.  Although we have raised approximately $26,000,000 of equity capital during the nine months period ended September 30, 2013, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology.  Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•
We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

The condition of the cells, cell lines and other biological materials that Asterias acquired from Geron could impact the time and cost of commencing Asterias’ research and product development programs

The cells, cell lines and other biological materials that Asterias acquired are being stored under cryopreservation protocols intended to preserve their functionality.  However, the functional condition of those materials cannot be certified until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment, which may not be completed for at least three to six months.

To the extent that cells are not sufficiently functional for Asterias’ purposes, Asterias would need to incur the time and expense of regenerating cell lines from cell banks, or regenerating cell banks from feeder cells, which could delay and increase the cost of its research and development work.

Any cell-based products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale

•
hES derived therapeutic cells have only been produced on a small scale and not in quantities and at levels of purity and viability that will be needed for wide scale commercialization.   If we are successful in developing products that consist of hES cells or other cells or products derived from hES or other cells, we will need to develop, alone or in collaboration with one or more pharmaceutical companies or contract manufacturers, technology for the commercial production of those products.

•
Our hES cell or other cell based products are likely to be more expensive to manufacture on a commercial scale than most other drugs on the market today.  The high cost of manufacturing a product will require that we charge our customers a high price for the product in order to cover our costs and earn a profit.  If the price of our products is too high, hospitals and physicians may be reluctant to purchase our products, especially if lower priced alternative products are available, and we may not be able to sell our products in sufficient volumes to recover our costs of development and manufacture or to earn a profit.

Asterias has assumed certain obligations and potential liabilities with regard to clinical trials conducted by Geron, and we do not yet know the scope of any resulting expense

Asterias has assumed Geron’s obligations to obtain information and prepare reports about the health of patients who participated in clinical trials of Geron’s GRNOPC1 cell replacement therapy for spinal cord damage and its GRNVAC1 immunological therapy for certain cancers.  Although the future cost of patient health information gathering and reporting is not presently determinable, we do not expect that the cost will be material to our financial condition.

Asterias has also assumed any liabilities to those patients that might arise as result of any injuries they may have incurred as a result of their participation in the clinical trials.  We are not aware of any claims by patients alleging injuries suffered as a result of the Geron clinical trials, but if any claims are made and if liability can be established, the amount of any liability that Asterias may incur, depending upon the nature and extent of any provable injuries incurred, could exceed any insurance coverage that we or Asterias may obtain and the amount of the liability could be material to our financial condition.

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

BioTime stem cell research programs are directed primarily by our Chief Executive Officer, Dr. Michael West, and Asterias’ stem cell research programs are directed primarily by its Chief Executive Officer, Dr. Thomas Okarma, and by its President of Research and Development, Dr. Jane Lebkowski.  The loss of the services of Dr. West, Dr. Okarma or Dr. Lebkowski could have a material adverse effect on us.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits

Our experience identifying acquisition candidates and integrating their operations with our company is limited to our acquisitions of ESI in 2010, Glycosan BioSystems, Inc. and Cell Targeting, Inc. in 2011, and XenneX, Inc. in 2012.  In addition, Asterias acquired stem cell related assets from Geron on October 1, 2013.  If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business.  If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated.  Moreover, we might never realize the anticipated benefits of any acquisition.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

Risks Related to Our Industry

We will face certain risks arising from regulatory, legal, and economic factors that affect our business and the business of other biotechnology and pharmaceutical development companies.  Because we are a small company with limited revenues and limited capital resources, we may be less able to bear the financial impact of these risks than is the case with larger companies possessing substantial income and available capital.

If we do not receive regulatory approvals we will not be permitted to sell our therapeutic and medical device products

The therapeutic and medical device products that we and our subsidiaries develop cannot be sold until the FDA and corresponding foreign regulatory authorities approve the products for medical use.  The need to obtain regulatory approval to market a new product means that:

•
We will have to conduct expensive and time-consuming clinical trials of new products.  The full cost of conducting and completing clinical trials necessary to obtain FDA and foreign regulatory approval of a new product cannot be presently determined, but could exceed our current financial resources.

•
Clinical trials and the regulatory approval process for a pharmaceutical or cell-based product can take several years to complete. As a result, we will incur the expense and delay inherent in seeking FDA and foreign regulatory approval of new products, even if the results of clinical trials are favorable.

•
Data obtained from preclinical and clinical studies is susceptible to varying interpretations that could delay, limit, or prevent regulatory agency approvals.  Delays in the regulatory approval process or rejections of an application for approval of a new product may be encountered as a result of changes in regulatory agency policy.

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

Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future product candidates

Clinical trial failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

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

•
unforeseen side effects interrupting, delaying or halting clinical trials of our product candidates and possibly resulting in the FDA or other regulatory authorities denying approval of our product candidates;

•	unforeseen safety issues;

•	uncertain dosing issues;

•
approval and intro introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unavailability of clinical trial supplies.

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

We or our subsidiaries have patents in the United States, Canada, the European Union countries, the United Kingdom, Australia, Israel, Russia, South Africa, India, China, South Korea, Japan, Hong Kong, and Singapore, and have filed patent applications in other foreign countries for our plasma volume expander, stem cell products, HyStem® and other hydrogels, certain genes related to the development of cancer, and other technologies.

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

The price and sale of our products may be limited by health insurance coverage and government regulation

Success in selling our pharmaceutical and cell-based products and medical devices may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products and related treatment.  Presently, most health insurance plans and HMOs will pay for Hextend® when it is used in a surgical procedure that is covered by the plan.  However, until we actually introduce a new product into the medical marketplace, we will not know with certainty whether adequate health insurance, HMO, and government coverage will be available to permit the product to be sold at a price high enough for us to generate a profit.  In some foreign countries, pricing or profitability of health care products is subject to government control, which may result in low prices for our products.  In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future.

Risks Related to our Dependence on Third Parties

If we fail to enter into and maintain successful strategic alliances for our therapeutic product candidates, we may have to reduce or delay our product development or increase our expenditures

An important element of our strategy for developing, manufacturing and commercializing our therapeutic product candidates will be entering into strategic alliances with pharmaceutical companies or other industry participants to advance our programs and enable us to maintain our financial and operational capacity.  We will face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all.  If we fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our product development or research programs, or we will have to increase our expenditures and will need to obtain additional funding, which may be unavailable or available only on unfavorable terms.

If we are able to enter into product development and marketing arrangements with pharmaceutical companies, we may license product development, manufacturing, and marketing rights to the pharmaceutical company or to a joint venture company formed with the pharmaceutical company.  Under such arrangements we might receive only a royalty on sales of the products developed or an equity interest in a joint venture company that develops the product.  As a result, our revenues from the sale of those products may be substantially less than the amount of revenues and gross profits that we might receive if we were to develop, manufacture, and market the products ourselves.

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

Even if we are able to develop our products and obtain necessary regulatory approvals, we have very limited experience or capabilities in marketing, selling or distributing our products.  We rely entirely on Hospira and CJ for the sale of Hextend®.  We currently have only limited sales, marketing and distribution resources for selling our stem cell research products, and no marketing or distribution resources for selling any of the medical devices or therapeutic products that we are developing.  Accordingly, we will be dependent on our ability to build our own marketing and distribution capability for our new products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners or sales representatives, or wholesale distributors for the commercial sale of our products.

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

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates.

We will need to rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials that we may undertake for our products.  We may also rely on third parties to assist with our preclinical development of product candidates.  If we outsource clinical trial we may be unable to directly control the timing, conduct and expense of our clinical trials.  If we enlist third parties to conduct clinical trials and they fail to successfully carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Risks Related to the Asset Contribution Agreement

Asterias has been substituted for Geron in an appeal of two adverse patent rulings, and if the appeal is not successful, Asterias may not realize value from the Geron patent applications at issue in the appeal and might be precluded from developing therapies to treat certain diseases, such as diabetes.

Asterias has been substituted for Geron as a party in interest in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte, Inc. (formerly Novocell Inc.) by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron contributed to Asterias.  Asterias will assume all liabilities arising with respect to the ViaCyte Appeal, other than expenses incurred by Geron relating to the ViaCyte Appeal prior to the closing of the asset contribution transaction.  Appeals of this nature may involve costly and time-consuming legal proceedings and if Asterias is not successful in the appeal, these rulings may prevent or limit development of Asterias product candidates in certain fields such as diabetes treatment and Asterias may be unable to realize value from the patent applications at issue in the appeal.

We could be liable to indemnify Geron from certain liabilities.

We and Asterias have agreed to indemnify Geron from and against certain liabilities relating to (a) Geron’s distribution of the Asterias Series A common stock to Geron’s stockholders, (b) Asterias’ distribution of the BioTime warrants, that we will contribute to Asterias under the Asset Purchase Agreement, to the holders of Asterias Series A common stock, and (c) any distribution of securities by Asterias to the holders of the Asterias Series A common stock within one year following the closing under the Asset Contribution Agreement, from the date of the first effective date of either of the registration statements filed by us and by Asterias with respect to the securities that we and Asterias issued in the asset contribution transaction, through the fifth anniversary of the earliest to occur of the date on which all of the BioTime warrants that we contributed to Asterias have either expired, or been exercised, cancelled or sold.

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

Completion of the asset contribution transaction may divert our management’s attention away from ongoing operations and could adversely affect ongoing operations and business relationships.

As a result of the closing of the asset contribution transaction, our management will be required to provide more management attention to Asterias.  The diversion of our management’s attention away from our other operations could adversely affect our operations and business relationships that do not relate to Asterias.

Risks Pertaining to Our Common Shares

Ownership of our common shares will entail certain risks associated with the volatility of prices for our shares and the fact that we do not pay dividends on our common shares.

Because we are engaged in the development of pharmaceutical and stem cell products, the price of our stock may rise and fall rapidly

•	The market price of our shares, like that of the shares of many biotechnology companies, has been highly volatile.

•
The price of our shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new product, even though the outcome of those trials and the likelihood of ultimate FDA approval remain uncertain.

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

You may experience dilution of your ownership interests because of the future issuance of additional shares of common and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 127,000,000 shares of capital stock consisting of 125,000,000 common shares and 2,000,000 “blank check” preferred shares.  As of September 30, 2013, there were issued 57,938,220 common shares, 4,655,884 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 1,751,615 shares reserved for issuance upon the exercise of common share purchase warrants.  We issued an additional 8,902,077 common shares common shares and 8,000,000 common share purchase warrants to Asterias on October 1, 2013 in connection with the closing of the asset contribution transaction under the Asset Contribution Agreement.  No preferred shares are presently outstanding.

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

The market price of our common shares could be impacted by the issuance of the common shares and warrants to Asterias

Under the Asset Contribution Agreement we issued to Asterias 8,902,077 common shares and 8,000,000 common share purchase warrants. Asterias may sell the common shares that it received from us. Those sales may take place from time to time on the NYSE MKT and may create downward pressure on the trading price of our common shares.

Asterias expects to distribute the warrants it received from us to the future holders of its Series A common stock.  The warrants we issued to Asterias will be exercisable for a period of five years at an exercise price of $5.00 per share, subject to adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions.  During the period that the warrants are outstanding, the actual or potential exercise of those warrants and sale of the underlying common shares may create downward pressure on the trading price of our common shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

2.1	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. (4)

4.2	Form of Warrant. (included in Exhibit 4.1) (4)

4.3	Form of Warrant Issued June 2013. (5)

4.4	Warrant Agreement, dated as of October 1, 2013, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC as Warrant Agent for the benefit of Asterias Biotherapeutics, Inc. (6)

4.5	Warrant Issued October 1, 2013 to Asterias Biotherapeutics, Inc. (included in Exhibit 4.4) (6)

10.1	Royalty Agreement, dated October 1, 2013, between Asterias Biotherapeutics, Inc. and Geron Corporation. *

10.2	Exclusive Sublicense Agreement, dated October 1, 2013, between Geron Corporation and Asterias Biotherapeutics, Inc.*

10.3	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation*

10.4
Non-Exclusive License Agreement, dated as of October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.5	Employment Agreement, dated August 15, 2013, between BioTime, Inc. and Lesley Stoltz*

10.6	Equity Incentive Plan*

10.7	Form of Employee Incentive Stock Option Agreement*

10.8	Form of Non-employee Director Stock Option Agreement*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(3)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(4)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2012

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.
(6)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 12, 2013	/s/ Michael D. West
Michael D. West, Chief Executive Officer

Date: November 12, 2013	/s/ Robert W. Peabody
Robert W. Peabody, Chief Financial Officer

Exhibit
Numbers	Description

2.1	Asset Contribution Agreement, dated January 4, 2013, by and among BioTime, Inc., BioTime Acquisition Corporation, and Geron Corporation. (1)

3.1	Articles of Incorporation with all amendments. (2)

3.2	By-Laws, As Amended. (3)

4.1	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. (4)

4.2	Form of Warrant. (included in Exhibit 4.1) (4)

4.3	Form of Warrant Issued June 2013. (5)

4.4	Warrant Agreement, dated as of October 1, 2013, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC as Warrant Agent for the benefit of Asterias Biotherapeutics, Inc. (6)

4.5	Warrant Issued October 1, 2013 to Asterias Biotherapeutics, Inc. (included in Exhibit 4.4) (6)

10.1	Royalty Agreement, dated October 1, 2013, between Asterias Biotherapeutics, Inc. and Geron Corporation. *

10.2	Exclusive Sublicense Agreement, dated October 1, 2013, between Geron Corporation and Asterias Biotherapeutics, Inc.*

10.3	Exclusive License Agreement, dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation*

10.4
Non-Exclusive License Agreement, dated as of October 7, 2013, between the Wisconsin Alumni Research Foundation and Asterias Biotherapeutics, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.5	Employment Agreement, dated August 15, 2013, between BioTime, Inc. and Lesley Stoltz*

10.6	Equity Incentive Plan*

10.7	Form of Employee Incentive Stock Option Agreement*

10.8	Form of Non-employee Director Stock Option Agreement*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2013.

(2)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(3)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(4)	Incorporated by reference to BioTime’s Form 10-K for the year ended December 31, 2012

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.
(6)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

*	Filed herewith.