Form 10-K/A
period 2013-12-31
BIOTIME INC
filed 2014-04-29
CIK 876343

UNITED STATES
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

The number of common shares outstanding as of April 23, 2014 was 69,617,341.

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

BioTime, Inc. (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date.  The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The names and ages of our directors are:

Deborah Andrews, 56, joined our Board of Directors during April 2014.  Ms. Andrews has served as Vice President-Chief Accounting Officer of STAAR Surgical Company since 2013, and served as STAAR Surgical’s Vice President-Chief Financial Officer from 2005 to 2013, as its Global Controller from 2001 to 2005, and as its Vice President-International Finance from 1999 to 2001.  Ms. Andrews previously worked as a senior accountant for a major public accounting firm.  Ms. Andrews holds a B.S. degree in Accounting from California State University at San Bernardino.

Ms. Andrews brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior financial and accounting executive of a public medical device company during a period of significant growth.

Neal C. Bradsher, CFA, 48, joined the Board of Directors during July 2009.  Mr. Bradsher has been President of Broadwood Capital, Inc., a private investment firm, since 2002.  Mr. Bradsher holds a B.A. degree in economics from Yale College and is a Chartered Financial Analyst.  Mr. Bradsher is also a director of Questcor Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders.

Mr. Bradsher brings to the Board a wealth of experience in finance, management, and corporate governance attained through his successful investments in other companies, including companies in the pharmaceutical, medical device, health care services, and health care information systems sectors.  He has worked with several health care companies to improve their management and governance, and he currently serves as a director of Questcor Pharmaceuticals, Inc.  Entities that Mr. Bradsher controls have invested in most of BioTime's financing transactions over the last several years.  Mr. Bradsher is the President of the general partner of Broadwood Partners, LP, currently our largest shareholder.

Stephen C. Farrell, 49, joined the Board of Directors during March 2013.  Mr. Farrell currently serves as Chief Executive Officer and Director of Convey Health Solutions (formerly known as NationsHealth, Inc.), a healthcare business process outsourcing company headquartered in Sunrise, Florida.  Convey Health Solutions utilizes both technology and staff to manage end-to-end insurance processes for business clients.  Before joining Convey Health Solutions in 2011, he served as President of PolyMedica Corporation, a publicly traded provider of diabetes supplies and related services that was acquired in 2007 by Medco Health Solutions.  During his eight year tenure at PolyMedica, Mr. Farrell served as its President, Chief Operating Officer, and as Chief Financial Officer, Chief Compliance Officer, and Treasurer.  Mr. Farrell previously served as Executive Vice President and Chief Financial Officer of Stream Global Services, Inc., a business process outsourcing company.  Earlier in his career, Mr. Farrell served as Senior Manager at PricewaterhouseCoopers LLP.  Mr. Farrell holds an A.B. from Harvard University, and an M.B.A. from the Darden School at the University of Virginia.  Mr. Farrell currently serves on the board and is chairman of the Audit Committee of Questcor Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders.

Mr. Farrell brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior executive of a public healthcare company during a period of significant growth.

Alfred D. Kingsley, 71, joined the Board of Directors and became Chairman of the Board during July 2009.  Mr. Kingsley is the executive Chairman of five of our subsidiaries.  Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993.  Greenbelt Corp. served as our financial advisor from 1998 until June 30, 2009.  Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years.  Mr. Kingsley is a director of our subsidiary Asterias Biotherapeutics, Inc.  Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders.  Mr. Kingsley developed an intimate knowledge of our business in his role as our financial advisor before he joined our Board.  Mr. Kingsley has been instrumental in structuring our equity and debt financings, and in the transition of our business focus into the field of human embryonic stem cell technology, and the business acquisitions that have helped us expand the scope of our business.  Mr. Kingsley, along with entities that he controls, is currently one of our largest shareholders.

Pedro Lichtinger, 59, joined the Board of Directors during August 2009.  Mr. Lichtinger served as President, Chief Executive Officer, and a director of Optimer Pharmaceuticals, Inc., from May 2010 to February 26, 2013.  Mr. Lichtinger previously served as an executive of Pfizer, Inc. from 1995 to 2009, including as President of Pfizer's Global Primary Care Unit from 2008 to 2009, Area President, Europe from 2006 to 2008, President, Global Animal Health from 1999 to 2006, and Regional President Europe Animal Health from 1995 to 1999.  Before joining Pfizer, Mr. Lichtinger was an executive of Smith Kline Beecham, last serving as Senior Vice-President Europe Animal Health from 1987 to 1995.  Mr. Lichtinger holds an MBA degree from the Wharton School of Business and an Engineering degree from the National University of Mexico.

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

David Schlachet, 68, joined our Board of Directors during April 2014.  Mr. Schlachet serves as a director of several public and private Israeli companies.  Mr. Schlachet served as chairman of Syneron Medical Ltd., an Israeli aesthetic medical device company, from April 2013 to February 2014 and prior to that, he served as Syneron Medical’s Chief Executive Officer from November 2005 to May 2007, after serving as its Chief Financial Officer beginning in June 2004.  From November 2008 to November 2012, Mr. Schlachet served as a director of the Tel Aviv Stock Exchange and Chairman of its Audit Committee.  From 2000 to June 2004 Mr. Schlachet served as Managing Partner of Biocom, a venture capital fund specializing in the life sciences field.  From 1995 to 2000, Mr. Schlachet served as a Senior Vice President and Chief Financial Officer of Strauss Elite Holdings, an Israeli packaged food group, and from 1997 to 2000 he also served as active Chairman of Elite Industries, an Israeli coffee, confectionary and salty snacks manufacturer.  From 1988 till 1995 Mr. Schlachet served as Vice President of Finance and Administration of the Weizmann Institute of Science, Israel’s premier post-graduate scientific research institute, and as Chief Executive Officer of its technology transfer company Yeda Research and Development Company, Ltd.  Mr. Schlachet serves as a director of Syneron Medical Ltd, EzChip Semiconductor Ltd, Taya Investments Ltd (Chairman), Mazor Robotics Ltd and BioCancell Ltd.  Mr. Schlachet also serves as Chairman of the Board of our subsidiary Cell Cure Neurosciences Ltd.  Mr. Schlachet holds a B.Sc. degree in chemical engineering and an M.B.A. from the Tel-Aviv University.

Mr. Schlachet brings to our Board many years of experience in management, finance, and investment, including as Chief Executive Officer and Chief Financial Officer of Syneron Medical Ltd, as an executive of the Weizmann Institute and its affiliate Yeda Research and Development, and as Chairman of our subsidiary Cell Cure Neurosciences Ltd.  We believe that Mr. Schlachet’s experience in finance and industry will be of great value in the management and financing the business of BioTime and our subsidiaries.

Judith Segall, 60, is our Vice President of Administration and Corporate Secretary, and has served on the Board of Directors from 1990 through 1994, and from 1995 through the present date.  She was a co-founder of BioTime in 1990.  Ms. Segall is also the Corporate Secretary and a director of our subsidiary Asterias Biotherapeutics, Inc.  Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

As one of our co-founders, Ms. Segall has served on our Board and as an executive for more than 20 years. During that time, she has developed a wealth of knowledge concerning our business operations, financial structure, and institutional relationships, particularly our relationships with the manufacturers and distributors of Hextend®.

Michael D. West, Ph.D., 61, became our Chief Executive Officer during October 2007, and has served on the Board of Directors since 2002.  Dr. West also serves as President and Chief Executive Officer and is a director of our subsidiary Asterias Biotherapeutics, Inc.  Prior to becoming our Chief Executive Officer, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Advanced Cell Technology, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine.  Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998 he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells.  From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart, that led to the first isolation of human embryonic stem and human embryonic germ cells.  Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

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

Audit Committee

The Board of Directors has an Audit Committee, the members of which are Deborah Andrews, Stephen C. Farrell, and Pedro Lichtinger.  Mr. Farrell is the Chairman of the Committee.  The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants.  The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and shareholders who beneficially own 5% or more of our common shares.  The Audit Committee has a written charter that requires the members of the Audit Committee to be directors who are independent in accordance with Section 803(A) and Section 803(B) of the NYSE MKT Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board of Directors has determined that Mr. Farrell meets the criteria of an “audit committee financial expert” within the meaning of the SEC's regulations by virtue of his experience as an accountant working for a major accounting firm and as the Chief Executive Officer, Chief Operating Officer, President and Chief Financial Officer of a number of companies, both public and private, where he supervised financial and accounting personnel.

A copy of the Audit Committee Charter has been posted on our internet website and can be found at www.biotimeinc.com.

Executive Officers

Michael D. West, Robert W. Peabody, and William P. Tew are our executive officers.  Alfred D. Kingsley is an executive officer of several of our subsidiaries but he is not otherwise an executive officer of BioTime.  There are no family relationships among our directors or officers.  Peter S. Garcia served as our Chief Financial Officer until May 10, 2013, and Lesley A. Stolz, Ph.D., served as our Executive Vice President, Corporate Development during 2013 but she resigned her position effective March 31, 2014.

Robert W. Peabody, 59, is our Senior Vice-President, Chief Operating Officer, and Chief Financial Officer. Mr. Peabody also served on an interim basis as our Chief Financial Officer from September 2010 until October 2011 and then reassumed that office during May 2013.  Mr. Peabody is also the Chief Financial Officer and a director of our subsidiary Asterias Biotherapeutics, Inc.  Prior to joining BioTime in October 2007, Mr. Peabody served as a Vice-President of Advanced Cell Technology, Inc., and also served on their board of directors from 1998 to 2006.  Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company.  He has also been an audit manager for Ernst and Young where he was a Certified Public Accountant on the audit staff serving the firm's clients whose shares are publicly traded.  Mr. Peabody received a Bachelor Degree in Business Administration from the University of Michigan.

William P. Tew, Ph.D., 68, was appointed our Chief Commercial Officer in July 2011 and prior to that was Vice President of Business Development of BioTime and our subsidiary OrthoCyte Corporation.  Dr. Tew co-founded Glycosan BioSystems in 2006 and served as its President and Chief Executive Officer until it was acquired by our subsidiary OrthoCyte Corporation during March 2011.  Dr. Tew has extensive experience in life sciences, biopharmaceuticals, and university technology licensing.  He was on the research and teaching faculty at Johns Hopkins University School of Medicine from 1979 to 1983, and served as Associate Provost and Assistant Dean of Technology Licensing from 2000 to 2004.  In 1980 Dr. Tew founded Chesapeake Biological Laboratories, where he served as Chairman and Chief Executive Officer for almost two decades, developing and manufacturing bulk pharmaceuticals, parenteral drugs, and medical devices in compliance with FDA and cGMP regulations.  He also oversaw the design, validation, and operation of sterile filling and packing facilities and implemented reliable ISO quality-management systems.

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

The following table shows the annual cash fees paid to our Chairman of the Board, our directors other than the Chairman, and to the directors who serve on the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, or the Science & Technology Committee during 2013 and the fees that will be paid during 2014:

	2013	2014
Chairman of the Board	$80,000	$65,000
Director other than Chairman	$15,000	$30,000
Audit Committee Chairman	$10,000	$20,000
Audit Committee Member other than Chairman	$7,000	$10,000
Compensation Committee Chairman	$7,500	$15,000
Compensation Committee Member other than Chairman	$5,000	$7,500
Nominating and Corporate Governance Committee Chairman	$7,500	$15,000
Nominating and Corporate Governance Committee Member other than Chairman	$5,000	$7,500
Science & Technology Committee Chairman	$20,000	$20,000
Science & Technology Committee Member other than Chairman	$5,000	$5,000

In addition to the annual cash fees, directors and members of certain committees of the Board are entitled to receive fees for attending meetings.  During 2013, directors received a fee of $1,000 for attending meetings of the Board or certain committees.  During 2014 the fee for Board meetings attended will increase to $2,000 for meetings attended in person, and will remain $1,000 for meetings attended by telephone conference.  During 2014, members of the Audit Committee will receive $1,500 for meetings attended in person and $700 for meetings attended by telephone conference, and members of the Compensation Committee will receive $1,000 for meetings attended in person and $750 for meetings attended by telephone conference.

In addition to cash fees directors, other than the Chairman of the Board, receive an annual grant of options to purchase 20,000 common shares, and our Chairman receives an annual grant of options to purchase 50,000 common shares, under our Equity Incentive Plan.

The annual fee of cash will be paid, and the stock options granted will vest and become exercisable, in four equal quarterly installments, provided that the director remains a director on the last day of the applicable quarter.  The options will expire if not exercised five years from the date of grant.

In addition to his compensation as Chairman of our Board, during 2013 Alfred D. Kingsley received $360,000 from our subsidiaries for serving as Chairman of the Board of the subsidiaries.  That compensation will be $390,000 during 2014.  In addition, Mr. Kingsley receives $1,000 for each meeting of the Board of Directors of our subsidiary Asterias Biotherapeutics, Inc. (“Asterias”) that he attends.  Mr. Kingsley is also eligible to participate in certain health insurance and similar benefit plans that are available to employees of BioTime and its subsidiaries.

BioTime directors who serve as directors of our subsidiaries are also eligible to receive stock options or to purchase restricted stock under the stock option plans adopted by our subsidiaries.  An award to a BioTime director under a subsidiary plan is approved by both the board of directors of the subsidiary and by the BioTime Board of Directors or by the Compensation Committee, without the vote of the director receiving the award.  During 2013, Mr. Kingsley received a grant of 75,000 stock options from Asterias.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2013 and who were not our employees on the date the compensation was earned.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash		Option Awards(1)		Total
Franklin M. Berger(2)	$50,000		$134,171	(8)	$101,151
Neal C. Bradsher	$39,500		$55,904		$95,404
Arnold Burns(3)	10,625		-		10,625
Stephen Farrell	$37,750		$111,833	(12)	$149,583
Alfred D. Kingsley	$459,813	(4)	$246,505	(11)	$706,318
Pedro Lichtinger	$39,625		$55,904		$95,529
Henry L. Nordhoff(5)	$28,750		$133,909	(9)	$162,659
Andrew C. von Eschenbach, M.D.(6)	$96,500	(7)	$78,204	(10)	$174,704

(1)	During July 2013, our directors who are not salaried employees of BioTime each received an award of stock options entitling them to purchase 20,000 common shares at a fixed price as partial compensation for serving on the Board of Directors for a period of one year, except that Mr. Kingsley received 50,000 stock options as partial compensation for serving in his capacity as Chairman of the Board. The options will vest and become exercisable in equal quarterly installments over a one-year period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We use the Black-Scholes-Merton Pricing Model to compute option fair values. With respect to these options, we used the following variables: stock price of $4.60, exercise price of $4.79, expected term of 5 years, volatility of 96.087%, and a bond equivalent yield discount rate of 0.67%.

(2)	Mr. Berger resigned from the Board of Directors during March 2014.

(3)	Mr. Burns retired from the Board of Directors during May 2013.

(4)	During 2013, in addition to $187,000 in director fees, Mr. Kingsley received $270,000 from certain subsidiaries for serving as Chairman of the subsidiary and $2,813 of employer contributions to his 401(k) plan.

(5)	Mr. Nordhoff resigned from the Board of Directors during April 2014.

(6)	Dr. von Eschenbach resigned from the Board of Directors during April 2014.

(7)	Amount includes $15,000 and $27,750 for serving as a board member of our subsidiaries OncoCyte Corporation and Asterias, respectively.

(8)	During May 2013, Mr. Berger received an award of stock options entitling him to purchase 20,000 BioTime common shares upon his appointment to BioTime’s Board of Directors. During June 2013, he received an award of stock options entitling him to purchase 20,000 shares of Asterias Series B common stock upon his appointment to Asterias’ Board of Directors. Mr. Berger resigned from the Board of Directors of Asterias during March 2014. The assumptions underlying the valuation of the BioTime options are as follows--stock price of $4.20, exercise price of $4.20, expected term of 5 years, volatility of 86.52%, and a bond equivalent yield discount rate of 0.83%. The assumptions underlying the valuation of the Asterias options are as follows--stock price of $2.41, exercise price of $2.34, expected term of 2.72 years, volatility of 69.99%, and a bond equivalent yield discount rate of 0.73%.

(9)	During June 2013, Mr. Nordhoff received an award of stock options entitling him to purchase 20,000 BioTime common shares upon his appointment to BioTime’s Board of Directors. During October 2013, he received an award of stock options entitling him to purchase 20,000 shares of Asterias Series B common stock upon his appointment to Asterias’ Board of Directors. Mr. Nordhoff resigned from the Board of Directors of Asterias during April 2014. The assumptions underlying the valuation of the BioTime options are as follows--stock price of $4.16, exercise price of $4.16, expected term of 5 years, volatility of 86.58%, and a bond equivalent yield discount rate of 1.13%. The assumptions underlying the valuation of the Asterias options are as follows--stock price of $2.40, exercise price of $2.34, expected term of 2.72 years, volatility of 72.22%, and a bond equivalent yield discount rate of 0.59%.

(10)
During March 2013, Dr. von Eschenbach received an award of stock options entitling him to purchase 20,000 shares of Asterias Series B common stock upon his appointment to Asterias’ Board of Directors.  Dr. von Eschenbach resigned from the Board of Directors of Asterias during April 2014.  The assumptions underlying the valuation of the Asterias options are as follows--stock price of $2.45, exercise price of $2.34, expected term of 2.72 years, volatility of 70.5%, and a bond equivalent yield discount rate of 0.42%.

(11)
During March 2013, Mr. Kingsley received an award of stock options entitling him to purchase 75,000 shares of Asterias Series B common stock.  During October 2013, Mr. Kingsley received an award of stock options entitling him to purchase 99,750 shares of LifeMap Sciences, Inc. common stock.  The assumptions underlying the valuation of the Asterias options are as follows--stock price of $2.45, exercise price of $2.34, expected term of 2.72 years, volatility of 70.5%, and a bond equivalent yield discount rate of 0.42%. The assumptions underlying the valuation of the LifeMap Sciences options are as follows--stock price of $1.75, exercise price of $1.75, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 2.04%.

(12)
During March 2013, Mr. Farrell received an award of stock options entitling him to purchase 20,000 BioTime common shares upon his appointment to BioTime’s Board of Directors.  The assumptions underlying the valuation of these BioTime options are as follows--stock price of $4.12, exercise price of $4.12, expected term of 5 years, volatility of 87.38%, and a bond equivalent yield discount rate of 0.90%.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Board of Directors has a Compensation Committee the current sole member of which is Pedro Lichtinger.  Franklin M. Berger and Arnold I. Burns also served on the Compensation Committee during 2013.  Mr. Lichtinger qualifies, and Mr. Burns and Mr. Berger qualified, as “independent” in accordance with Section 803(A) and Section 805(c) of the NYSE MKT Company Guide.  The Compensation Committee will determine or recommend to the Board of Directors the terms and amount of executive compensation and grants of options to key employees, consultants, and independent contractors.  Executive officers who also serve on the Board of Directors do not vote on matters pertaining to their own personal compensation.

Compensation Committee Report

The following is the report of the Compensation Committee for the year ended December 31, 2013.  The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that BioTime specifically incorporates such information by reference in such filing.  Arnold I. Burns and Franklin M. Berger served on the Compensation Committee during 2013 but Mr. Burns retired from the Board during May 2013 and Mr. Berger resigned from the Board during March 2014.

We have reviewed and discussed with management the Compensation Discussion and Analysis in this Amendment to BioTime’s Annual Report on Form 10-K.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Compensation Committee:  Pedro Lichtinger

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

In determining compensation for our executive officers, the Compensation Committee considers a variety of factors.  For 2013 compensation, the most important factors were:

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

BioTime is a growing company and our compensation policies are still evolving. In the course of BioTime’s growth and integration of newly acquired companies, we may implement new compensation plans and policies and modify existing ones. Accordingly, executive compensation paid during 2013 may or may not be reflective of the compensation that will be paid during subsequent years, except to the extent that the executives receive compensation under employment agreements that continue in effect during those years. In this regard, the Compensation Committee may consider the implementation of performance based bonus programs under which awards would be based upon the attainment of pre-set quantified bench marks or goals.  As permitted by the Compensation Committee Charter, the Compensation Committee engaged the services of an independent executive compensation consulting firm to provide information about comparative compensation offered by peer companies, market survey information, and information about trends in executive compensation.

Base Salaries

The minimum base salaries of Michael D. West, our Chief Executive Officer, Robert W. Peabody, our Senior Vice President, Chief Operating Officer, and Chief Financial Officer, and William P. Tew, our Chief Commercial Officer, during 2013 were defined by their respective employment agreements which were approved by the Board of Directors, without the vote of Dr. West in the case of his employment agreement.  The base salaries for our executive officers were established based on the scope of their responsibilities and are intended to be competitive with the compensation paid to executives with comparable qualifications, experience, and responsibilities in similar businesses of comparable size.  A significant portion of BioTime’s business is conducted by its subsidiaries. The management and oversight of those subsidiaries, some of which are located overseas, is taken into account in determining base salaries.  Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels and to reflect the growth of the company and the increasing responsibilities of the executives.

For 2014, the Compensation Committee supported the recommendation of management to establish an annual raise guideline of 3% as recommended by the compensation consultant retained by the Compensation Committee.  This will be a pool of money based upon 3% of the current annual wages, to be distributed among BioTime employees based upon their annual performance assessments.  The actual percentage raise to each executive or other employee will differ based upon their individual performance with the total increase awarded to all employees being no more than 3% pool amount.

During February 2013, the Compensation Committee reviewed the base salaries of Dr. West, Mr. Peabody, and Dr. Tew which had been set at $680,315, $405,107, and $285,000 during 2013.  Based on a comparison of their 2013 salaries to salaries paid by competing companies, including companies located in the San Francisco Bay area, and increased support of BioTime’s subsidiaries, the Compensation Committee determined that, during 2014 Dr. West’s base salary would remain at $680,315 considering the relationship of his salary to chief executive officers in the company’s peer group and considering BioTime’s overall performance during 2014.  Mr. Peabody’s base salary for 2014 was set at $430,135, reflecting a 3% raise under the 3% raise pool.  Dr. Tew’s base salary for 2014 was set at $300,000, reflecting a 3% raise under the 3% raise pool plus a 2.26% merit raise.

Bonuses

Bonuses may be earned by each executive officer based upon the achievement of personal goals established in the executive’s employment agreement, or based upon the personal performance of an executive in helping the company or a subsidiary attain its strategic objectives, as determined by the Compensation Committee.  Because we are still conducting research and development, and have not attained profitability, the Compensation Committee has not set performance milestones based upon profit levels and return on equity as the basis for incentive compensation.  Instead, the incentive awards have been tied to the achievement of company strategic goals and personal performance. Personal performance is related to the functional responsibility of each executive officer. Important milestones that have been considered by the Compensation Committee or the Board of Directors in determining incentive bonuses or bonus provisions in employment agreements have included (i) procuring additional capital and research grants, (ii) licensing products and technology, (iii) completing specified research and development goals, (iv) achieving organizational goals such as the acquisition of other businesses and the integration of those businesses into our organization, and (v) overall performance of the company.

The Compensation Committee recommended that BioTime’s compensation philosophy should put company total cash compensation in the 50th percentile of the comparator peer group companies reflected in data considered by the Committee.  To achieve this goal, the Compensation Committee recommended that bonuses be increased over a period of three years and that bonuses be awarded in lieu of merit increases to base salaries during that period.  External data indicates that although base salaries are aligned with the comparator peer group, bonuses, when paid, have been significantly below the comparator peer group.  By allocating the bonuses over a period of three years, the financial impact of the adjustment will be aligned with the stage of development of the company and its financial situation.

The Committee considered executive accomplishments and performance during 2013 for bonus awards, along with financial factors, including our cash position and commitments.  The Committee recommended that discretionary bonuses for 2013 be awarded to Mr. Peabody and Dr. Tew in the amounts of $100,000, and $30,000, respectively, which were paid in March 2014.  In addition, contracted bonuses were awarded to Dr. West and Mr. Peabody in the amounts of $65,000 and $45,000, respectively, the details of which are described below.

Funding for research is critical to our business. Under his employment agreement, Dr. West is entitled to receive an annual bonus equal to the lesser of (A) $65,000 or (B) the sum of 65% of Consulting Fees and 6.5% of Grant Funds we receive during each fiscal year; provided that (x) we obtained the grant that is the source of the Grant Funds during the term of his employment, (y) the grant that is the source of the Grant Funds is not a renewal, extension, modification, or novation of a grant (or a new grant to fund the continuation of a study funded by a prior grant from the same source) obtained by us prior to his employment, and (z) the grant that is the source of the Grant Funds was not obtained by us substantially through the efforts of any consultant or independent contractor compensated by us for obtaining the grant. Grant Funds means money actually paid to us during a fiscal year as a research grant by any federal or state government agency or any not for profit non-government organization, and expressly excludes (1) license fees, (2) royalties, (3) Consulting Fees, (4) capital contributions to us or any of our subsidiaries, or any joint venture of any kind (regardless of the legal entity through which the joint venture is conducted) to which we are a party, and (5) any other payments received by us from a business or commercial enterprise for research and development of products or technology pursuant to a contract or agreement for the commercial development of a product or technology. Consulting Fees means money we receive under a contract that entitles us to receive a cash fee for providing scientific and technical advice to third parties concerning stem cells.  During 2013, Dr. West received a bonus of $65,000 based on BioTime’s receipt of Grant Funds.

Under his employment agreement, Mr. Peabody is entitled to receive an annual bonus equal to the lesser of (A) $45,000 or (B) the sum of 35% of Consulting Fees and 3.5% of Grant Funds determined on the same basis used to determine the annual bonus under Dr. West’s employment agreement.  During 2013, Mr. Peabody received a bonus of $45,000 based on BioTime’s receipt of Grant Funds.

Stock Option Awards

Stock options are an important part of the compensation packages for BioTime’s employees, directors, and consultants. We strongly believe that attracting and retaining the services of employees, directors, and consultants depends in great measure upon the ability of BioTime and its subsidiaries to provide the kind of incentives that are derived from the ownership of stock and stock options, which are offered by competing pharmaceutical development and bio-technology companies. This is especially true for us and our subsidiaries since the base compensation that we and our subsidiaries offer is often lower than the compensation packages offered by competing companies. For these reasons, six of our subsidiaries have adopted stock option plans with the approval of our Board of Directors, including the independent directors. One of our other subsidiaries, Cell Cure Neurosciences Ltd., had already adopted its own stock option plan before we acquired our interest in that subsidiary.

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

The stock option plans of BioTime and its subsidiaries also permit the sale of restricted stock in lieu of granting stock options. Although we have not sold restricted stock to executives, we may do so in the future.  The ownership of restricted stock requires the executive to make a current financial commitment to the company, which we believe may strengthen the executive’s ties to the company, especially in the case of a subsidiary where no public market exists for its common stock.  The sale of restricted stock may also offer long-term tax advantages to the executives. Our new Equity Incentive Plan also permits us to award (a) stock appreciation rights through which executives may receive cash awards based upon the excess of the market price of our common shares over the strike price of the stock appreciation rights granted, and (b) restricted stock units through which an executive may receive common shares or cash payments upon the vesting of the units and satisfaction of any conditions of the award.  The Committee recommended that BioTime executives should not receive stock options during 2014 under any of the subsidiary stock option plans.

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

Consistent with that recommendation, the Committee recommended, and the Board of Directors has approved, the stock option grants to executive officers under the BioTime Equity Incentive Plan shown in the following table.

Name	Position	Number of Option Shares

Michael D. West	Chief Executive Officer	200,000
Robert W. Peabody	Sr. V.P. Chief Operating Officer	100,000
Leslie A. Stolz	Executive Vice President, Corporate Development	50,000
William P. Tew	Chief Commercial Officer	100,000

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

The following tables show certain information relating to the compensation of our Chief Executive Officer and our Senior Vice-President, Chief Operating Officer, and Chief Financial Officer, our Chief Commercial Officer, and our former Chief Financial Officer and former Executive Vice President, Corporate Development who were our only other executive officers whose compensation exceeded $100,000 during 2013, who are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus		Option Awards(1)		All other compensation		Total

Michael D. West	2013	$680,315	$65,000	(2)	$851,574	(11)	$37,750	(4)	$1,634,639
Chief Executive Officer	2012	$660,500	$100,000	(2)			$24,500	(5)	$785,000
	2011	$560,500	$266,000	(2)	$10,664	(3)	$19,038	(4)	$856,202

Robert W. Peabody	2013	$405,107	$145,000	(2)	$521,500	(12)	$11,984	(7)	$1,083,591
Senior Vice-President,	2012	$386,900	$45,000	(2)			$12,500	(7)	$444,400
Chief Operating Officer, and Chief Financial Officer(5)	2011	$336,900	$156,000	(2)	$5,332	(6)	$12,467	(7)	$510,699

Peter S. Garcia	2013	$154,695	$-		$520,817	(13)	$12,735	(7)	$688,247
Chief Financial Officer(8)	2012	$324,000	$100,000	(2)			$12,500	(7)	$436,500
	2011	$81,000	$6,000	(2)	$703,204	(8)	$3,475	(7)	$793,679

Leslie A. Stolz	2013	$104,183	$-		$591,278	(9)	$-		$695,461
Executive Vice President, Corporate Development(9)

William P. Tew	2013	$285,000	$30,000	(2)	$343,285	(14)	$12,750	(7)	$671,035
Chief Commercial Officer(10)	2012	$237,500	$20,000	(2)			$11,146	(7)	$268,646
	2011	$145,000	$26,000	(2)	$177,078	(10)	$7,300	(7)	$355,378

(1)	The options must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We use the Black-Scholes-Merton Pricing Model to compute option fair values.

(2)	As a result of BioTime receiving a certain research grant, Dr. West and Mr. Peabody earned bonuses of $65,000 and $45,000, respectively, during 2013, 2012, and 2011 under the terms of their employment agreements. For 2013, 2012, and 2011, respectively, the following annual discretionary bonuses were awarded to the executives named in the table: Dr. West $35,000 for 2012 and $200,000 for 2011; Mr. Peabody $100,000 for 2013 and $100,000 for 2011; Mr. Garcia $100,000 for 2012 and $5,000 for 2011; and Dr. Tew $30,000 for 2013, $20,000 for 2012 and $25,000 for 2011. An annual bonus may be awarded to an executive officer based upon the performance of the executive, as determined by the Board of Directors upon recommendation of the Compensation Committee. A supplemental discretionary bonus in the amount of $10,000 was awarded to Mr. Peabody in March 2011. As part of company-wide bonus awards, Dr. West, Mr. Peabody, Mr. Garcia, and Dr. Tew also each received $1,000 in 2011.

(3)	During March 2011, Dr. West received 625,000 stock options from LifeMap Sciences, Inc. These options will vest and become exercisable in equal monthly installments over a 42 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the option fair values: stock price of $0.08333, exercise price of $0.08333, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%.

(4)	Dr. West received other compensation that included $25,000 in 2013 as a director of LifeMap Sciences, Inc. and a $1,000 per month car allowance in 2012 and 2011 and employer contributions of $12,750, $12,500, and $7,038, to his 401(k) plan, during 2013, 2012, and respectively.

(5)	Mr. Peabody served as our Chief Financial Officer on an interim basis from September 2010 to October 2011 and assumed that office again during May 2013 after Peter Garcia left the company.

(6)	During March 2011, Mr. Peabody received 321,500 stock options from LifeMap Sciences, Inc. These options will vest and become exercisable in equal monthly installments over a 42 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the option fair values: stock price of $0.08333, exercise price of $0.08333, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 3.3%.

(7)	Other compensation to Mr. Peabody during 2013, 2012, and 2011, and to Mr. Garcia and Dr. Tew during 2013, 2012 and 2011 consist entirely of employer contributions to their 401(k) plans.

(8)	Mr. Garcia served as our Chief Financial Officer from October 2011 to May 10, 2013. During 2011, Mr. Garcia received stock option awards under our 2002 Stock Option Plan and the stock option plans of certain of our subsidiaries as follows: 200,000 options from BioTime; 50,000 options from OncoCyte Corporation; 50,000 options from OrthoCyte Corporation; and 50,000 options from ReCyte Therapeutics, Inc. The assumptions underlying the valuation of these stock options are as follows: BioTime--stock price of $4.17, exercise price of $4.17, expected term of 7 years, volatility of 106.31%, and a bond equivalent yield discount rate of 1.33%; OncoCyte Corporation--stock price of $0.08, exercise price of $1.00, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 1.55%; OrthoCyte Corporation--stock price of $0.05, exercise price of $0.08, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 1.33%; ReCyte Therapeutics, Inc.--stock price of $0.09, exercise price of $2.05, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 1.33%. Those options were forfeited following Mr. Garcia’s resignation in May 2013.

(9)	Dr. Stolz served as our Executive Vice President, Corporate Development until March 31, 2014. Dr. Stolz received stock option awards entitling her to purchase 200,000 options under the BioTime Equity Incentive Plan upon hire on August 15, 2013. These options were to vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the option fair values: stock price of $3.69, exercise price of $3.69, expected term of 7 years, volatility of 93.79%, and a bond equivalent yield discount rate of 2.18%. Dr. Stolz forfeited 170,834 and had 29,166 options vested as of March 31, 2014. The vested option shall be deemed forfeited if they are not exercised within three months after the termination date of her employment.

(10)	Dr. Tew became the Vice President of Business Development of OrthoCyte Corporation in March 2011 and was subsequently promoted to Chief Commercial Officer of BioTime in June 2011. He received stock option awards entitling him to purchase 25,000 options from BioTime and 200,000 options from OrthoCyte Corporation in March 2011. The assumptions underlying the valuation of the 25,000 BioTime options are as follows--stock price of $7.56, exercise price of $7.47, expected term of 7 years, volatility of 105.31%, and a bond equivalent yield discount rate of 2.72%. OrthoCyte Corporation options were subsequently canceled and BioTime granted him 3,850 additional BioTime options in October 2011. The assumptions underlying the valuation of these BioTime options are as follows--stock price of $4.17, exercise price of $4.22, expected term of 7 years, volatility of 106.27%, and a bond equivalent yield discount rate of 1.35%.

(11)	During February 2013, Dr. West received stock option awards entitling him to purchase 200,000 options under the BioTime Equity Incentive Plan. These options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the option fair values: stock price of $4.22, exercise price of $4.22, expected term of 7 years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%. During March 2013, Dr. West received 100,000 options from Asterias. We used the following variables to compute the value of the Asterias options: stock price of $2.45, exercise price of $2.34, expected term of 4.18 years, volatility of 76.16%, and a bond equivalent yield discount rate of 0.66%. During October 2013, Dr. West received 99,140 options from LifeMap Sciences, Inc. We used the following variables to compute the value of the LifeMap Sciences options: stock price of $1.75, exercise price of $1.75, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 2.04%.

(12)	During February 2013, Mr. Peabody received 100,000 options under the BioTime Equity Incentive Plan. These options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the value of those BioTime options: stock price of $4.22, exercise price of $4.22, expected term of 7 years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%. During June 2013, Mr. Peabody received 125,000 options from Asterias. We used the following variables to compute the value of those Asterias options: stock price of $2.41, exercise price of $2.34, expected term of 4.18 years, volatility of 71.61%, and a bond equivalent yield discount rate of 1.11%. During October 2013, Mr. Peabody received 49,750 options from LifeMap Sciences, Inc.. We used the following variables to compute the value of the LifeMap Sciences options: stock price of $1.75, exercise price of $1.75, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 2.04%.

(13)	During February 2013, Mr. Garcia received stock option awards entitling him to purchase 100,000 options under the BioTime Equity Incentive Plan. These options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the option fair values: stock price of $4.22, exercise price of $4.22, expected term of 7 years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%. During March 2013, Mr. Garcia received 120,000 options from Asterias. We used the following variables to compute the value of the Asterias options: stock price of $2.45, exercise price of $2.34, expected term of 4.18 years, volatility of 76.16%, and a bond equivalent yield discount rate of 0.66%. All of the options granted to Mr. Garcia were forfeited following his resignation in May 2013.

(14)	During February 2013, Dr. Tew received stock option awards entitling them to purchase 100,000 options under the BioTime Equity Incentive Plan. These options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the option fair values: stock price of $4.22, exercise price of $4.22, expected term of 7 years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%. All of the options granted to Mr. Garcia were forfeited following Mr. Garcia’s resignation in May 2013.

Grants of Plan-Based Awards

The following table sets forth information regarding stock options granted by BioTime under the Equity Incentive Plan, and options granted by our subsidiaries under their stock option plans (as footnoted below) to our Named Executive Officers during the year ended December 31, 2013.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)		Exercise or Base Price of Option Awards ($/share)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Michael D. West	02/20/13	200,000	(4)	$4.22	$686,569
	03/10/13	100,000	(5)	$2.34	$142,026
	10/01/13	99,750	(7)	$1.75	$22,979

Robert W. Peabody	02/20/13	100,000	(4)	$4.22	$343,285
	06/24/13	125,000	(6)	$2.34	$166,685
	10/01/13	99,750	(7)	$1.75	$11,531

Peter S. Garcia(8)	02/20/13	100,000	(4)	$4.22	$343,285
	03/10/13	125,000	(5)	$2.34	$177,532

Leslie Stolz(9)	08/15/13	200,000	(9)	$3.69	$591,278

William P. Tew	02/20/13	100,000	(4)	$4.22	$343,285

(1)	All of the stock options have seven-year terms. Each of the subsidiary stock options reported in this table vests in equal monthly installments over four years from the grant date, except that the LifeMap Sciences stock options vest over 42 months from the date of grant.

(2)	Fair market values of subsidiary stock were determined by the respective boards of directors of the subsidiaries based on independent valuations or other factors.

(3)	The options must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We use the Black-Scholes-Merton Pricing Model to compute option fair values.

(4)	Options granted under BioTime, Inc. Equity Incentive Plan. With respect to these options, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $4.22, exercise price of $4.22, expected term of 7 years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%.

(5)	Options granted under Asterias Biotherapeutics, Inc. Equity Incentive Plan. With respect to these options, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $2.45, exercise price of $2.34, expected term of 4.18 years, volatility of 76.16%, and a bond equivalent yield discount rate of 0.66%.

(6)	Options granted under Asterias Biotherapeutics, Inc. Equity Incentive Plan. With respect to these options, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $2.41, exercise price of $2.34, expected term of 4.18 years, volatility of 71.61%, and a bond equivalent yield discount rate of 1.105%.

(7)	Options granted under LifeMap Sciences, Inc. 2011 Stock Option Plan. With respect to these options, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $1.75, exercise price of $1.75, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 2.04%.

(8)	Mr. Garcia served as our Chief Financial Officer from October 2011 to May 10, 2013. All of the options granted to Mr. Garcia were forfeited following his resignation in May 2013.

(9)	Dr. Stolz served as our Executive Vice President, Corporate Development until March 31, 2014. She received 200,000 options under the BioTime Equity Incentive Plan upon hire on August 15, 2013. We used the following Black-Scholes-Merton valuation variables to compute the option fair values: stock price of $3.69, exercise price of $3.69, expected term of 7 years, volatility of 93.79%, and a bond equivalent yield discount rate of 2.18%. Dr. Stolz forfeited 170,834 and had 29,166 options vested as of March 31, 2014. The vested options shall be deemed forfeited if they are not exercised within three months after the termination date of her employment.

Stock Options Outstanding at Year End

The following table summarizes certain information concerning BioTime stock options and options to purchase common stock or ordinary shares in certain BioTime subsidiaries granted under the subsidiary stock option plans (as footnoted below), and held as of December 31, 2013 by our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

BioTime and Subsidiary Option Awards

Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Michael D. West	BioTime Equity Incentive Plan	50,000	(14)	150,000	$4.22	February 19, 2020

	BioTime 2002 Stock Option Plan	1,470,400	(1)	-	$0.50	October 9, 2014

	OncoCyte Corporation 2011 Stock Option Plan	375,000	(2)	125,000	$0.67	December 28, 2020

	OrthoCyte Corporation 2010 Stock Option Plan	375,000	(3)	125,000	$0.05	December 28, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	375,000	(4)	125,000	$2.05	December 28, 2020

	BioTime Asia, Limited 2011 Stock Option Plan	150	(5)	50	$0.01	December 28, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	4,740	(6)	94,420	$1.75	September 30, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	35,075	(6)	9,567	$0.50	March 28, 2018

	Asterias Biotherapeutics, Inc. Equity Incentive Plan	18,750	(16)	81,250	$2.34	March 9, 2020

Robert W. Peabody	BioTime Equity Incentive Plan	25,000	(15)	75,00	$4.22	February 19, 2020

	BioTime 2002 Stock Option Plan	500,000	(1)	-	$0.50	October 9, 2014

	OncoCyte Corporation 2011 Stock Option Plan	187,500	(7)	62,500	$0.67	December 28, 2020

	OrthoCyte Corporation 2010 Stock Option Plan	187,500	(8)	62,500	$0.05	December 28, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	187,500	(9)	62,500	$2.05	December 28, 2020

	BioTime Asia, Limited 2011 Stock Option Plan	75	(10)	25	$0.01	December 28, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	2,369	(11)	47,381	$1.75	September 30, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	17,537	(11)	4,784	$0.50	March 28, 2018

	Asterias Biotherapeutics, Inc. Equity Incentive Plan	15,625	(17)	109,375	$2.34	June 23, 2020

Leslie A. Stolz	BioTime Equity Incentive Plan	25,000	(12)	75,000	$4.22	February 19, 2020

William P. Tew	BioTime Equity Incentive Plan	25,000	(13)	75,000	$4.22	February 19, 2020

	BioTime 2002 Stock Option Plan	17,187	(13)	7,813	$7.47	March 20, 2018

	BioTime 2002 Stock Option Plan	2,085	(13)	1,765	$4.17	October 3, 2018

	OncoCyte Corporation 2011 Stock Option Plan	5,000	(13)	5,000	$1.00	November 30, 2018

(1)	These options were granted upon his employment with BioTime and were fully vested and exercisable as of December 31, 2013.

(2)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of OncoCyte or BioTime.

(3)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of OrthoCyte or BioTime.

(4)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of ReCyte Therapeutics or BioTime.

(5)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of BioTime Asia or BioTime.

(6)	These options become exercisable in equal monthly installments from the date of grant over a forty-two month period provided that Dr. West remains an employee or director of LifeMap Sciences, Inc. or BioTime. The LifeMap Sciences stock option plan originally authorized the sale of up to 8,000,000 shares of its common stock through the exercise of stock options or under restricted stock purchase agreements. During 2012, the LifeMap Sciences stock option plan was amended to reflect a 1 for 4 reverse stock split and a change in the plan that resulted in the reduction of certain options granted. As a result, the total number of shares that may be issued under the plan was adjusted to 1,842,269. Dr. West was originally granted 625,000 options under the LifeMap Sciences stock option plan. However as a result of the 1 for 4 reverse stock split and the change in the plan aforementioned, the 625,000 options originally granted at an exercise price of $0.08333 per share were adjusted to 44,642 options at an exercise price of $0.50 per share.

(7)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of OncoCyte or BioTime.

(8)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of OrthoCyte or BioTime.

(9)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of ReCyte Therapeutics or BioTime.

(10)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of BioTime Asia or BioTime.

(11)	These options become exercisable in equal monthly installments from the date of grant over a forty-two month period provided that Mr. Peabody remains an employee or director of LifeMap Sciences, Inc. or BioTime. The LifeMap Sciences stock option plan originally authorized the sale of up to 8,000,000 shares of its common stock through the exercise of stock options or under restricted stock purchase agreements. During 2012, the LifeMap Sciences stock option plan was amended to reflect a 1 for 4 reverse stock split and a change in the plan that resulted in the reduction of certain options granted. As a result, the total number of shares that may be issued under the plan was adjusted to 1,842,269. Mr. Peabody was originally granted 312,500 options under the LifeMap Sciences stock option plan. However as a result of the 1 for 4 reverse stock split and the change in the plan aforementioned, the 312,500 options originally granted at an exercise price of $0.08333 per share were adjusted to 22,321 options at an exercise price of $0.50 per share. During October 2013 Mr. Peabody was granted an additional 49,750 options.

(12)	Dr. Stolz’s unvested options were forfeited upon her resignation on March 31, 2014, and her vested options are subject to forfeiture to the extent not exercised within three months after the termination of her employment.

(13)	These options become exercisable in equal monthly installments from the date of grant over a four year period during the term of Dr. Tew’s employment.

(14)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of BioTime.

(15)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of BioTime.

(16)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of Asterias or BioTime.

(17)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of Asterias or BioTime.

Potential Payments Upon Termination or Change in Control

As discussed above, under the terms of their employment agreements, certain Named Executive Officers may receive severance payments upon termination of their employment without “cause” or following a “Change of Control” of BioTime.  The table below summarizes the potential severance payments under the individual employment agreements for those executive officers if a termination without “cause” or a Change of Control event occurred on December 31, 2013.

Officer and Position	Benefit	Before Change in Control Termination w/o Cause (1)	After Change of Control Termination w/o Cause
Michael D. West, Chief Executive Officer	Cash Payment(1)	$340,158	$680,315
	Option Vesting(2)	-	-

Robert W. Peabody, Senior Vice President	Cash Payment(1)	$208,804	$417,607
Chief Operating Officer, and Chief Financial Officer	Option Vesting(2)	-	-

Leslie A. Stolz	Cash Payment(1)	$68,750	$137,500
Executive Vice President, Corporate Development	Option Vesting(2)

William P. Tew, Chief Commercial Officer	Cash Payment(1)	$142,500	$285,000
	Option Vesting(2)	-	-

(1)	Amounts represent lump sum severance payments that could be paid to the executive officer under such executive’s employment agreement as of December 31, 2013.

(2)	Amounts represent an estimate of the intrinsic value of options that would become fully vested and exercisable based on a market value of $3.60 per common share as of December 31, 2013. The estimated values for Dr. West and Mr. Peabody are zero as their options were fully vested. The estimated values for Dr. Stolz and Dr. Tew are zero as the exercise prices of their options are greater than the closing stock price on December 31, 2013.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans.  We do make contributions to 401(k) plans for participating executive officers and other employees.

Consideration of Shareholder Advisory Vote on Executive Compensation.

The results of our advisory vote on executive compensation at our 2013 Annual Meeting of Shareholders showed that 99% of the shares that voted approved the compensation we provided to our “Named Executive Officers” during 2012.  Our Compensation Committee is pleased that our shareholders have express satisfaction with the Committee’s compensation decisions.  The compensation policies applied by the Compensation Committee in determining the compensation of our executive officers during 2013 were measure consistent with those approved by our shareholders’ advisory vote last year. Two new policies were implemented by the Compensation Committee for 2014.  The Compensation Committee supported the recommendation of management to establish an annual raise guideline of 3% as recommended by the compensation consultant retained by the Compensation Committee.  This will be a pool of money based upon 3% of the current annual wages, to be distributed among BioTime employees based upon their annual performance assessments.  The actual percentage raise to each executive or other employee will differ based upon their individual performance with the total increase awarded to all employees being no more than 3% pool amount.  Also, the Compensation Committee recommended that BioTime’s compensation philosophy should put company total cash compensation in the 50th percentile of the comparator peer group companies reflected in data considered by the Committee.  To achieve this goal, the Compensation Committee recommended that bonuses be increased over a period of three years and that bonuses be awarded in lieu of merit increases to base salaries during that period.  External data indicates that although base salaries are aligned with the comparator peer group, bonuses, when paid, have been significantly below the comparator peer group.  By allocating the bonuses over a period of three years, the financial impact of the adjustment will be aligned with the stage of development of the company and its financial situation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 14, 2014 concerning beneficial ownership of common shares by each shareholder known by us to be the beneficial owner of 5% or more of our common shares.  Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Security Ownership of Certain Beneficial Owners

	Number of Shares	Percent of Total

Neal C. Bradsher (1)	9,960,170	16.8%
Broadwood Partners, L.P.
Broadwood Capital, Inc.
724 Fifth Avenue, 9th Floor
New York, NY 10019

Alfred D. Kingsley (2)	8,828,311	14.9%
Greenbelt Corp.
Greenway Partners, L.P.
150 E. 57th Street
New York, NY 10022

George Karfunkel	4,997,217	8.5%
126 East 56th St.
New York, NY 10022

(1)	Includes 9,822,262 common shares owned by Broadwood Partners, L.P., 42,908 common shares owned by Neal C. Bradsher, and 95,000 common shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Excludes 5,000 common shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(2)	Includes 1,627,405 common shares presently owned by Greenbelt Corp, 375,351 common shares owned by Greenway Partners, L.P., 6,588,055 shares owned solely by Alfred D. Kingsley, and 237,500 common shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Excludes 12,500 common shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own.

Security Ownership of Management

The following table sets forth information as of April 14, 2014 concerning beneficial ownership of common shares by each member of the Board of Directors, certain executive officers, and all officers and directors as a group.

	Number of Shares	Percent of Total

Neal C. Bradsher (1)	9,960,170	16.8%

Alfred D. Kingsley (2)	8,828,311	14.9%

Michael D. West (3)	1,659,166	2.8%

Judith Segall (4)	614,436	1.0%

Robert W. Peabody (5)	544,983	*

William P. Tew (6)	124,453	*

Pedro Lichtinger (7)	221,250	*

Stephen C. Farrell (8)	50,400	*

Deborah Andrews (9)	-	*

David Schlachet (10)	-	*

All officers and directors as a group (10 persons) (11)	22,003,169	35.7%

* Less than 1%

(1)	Includes 9,822,262 common shares owned by Broadwood Partners, L.P. 42,908 shares owned by Neal C. Bradsher, and 95,000 common shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 5,000 common shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(2)	Includes 1,627,405 common shares presently owned by Greenbelt Corp, 375,351 common shares owned by Greenway Partners, L.P., 6,588,055 common shares owned solely by Alfred D. Kingsley, and 237,500 Common Shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 12,500 common shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the common shares that Greenbelt Corp. and Greenway Partners, L.P. own.

(3)	Includes 1,549,566 common shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 320,834 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(4)	Includes 19,791 common shares that may be acquired upon the exercise of certain stock options that are presently exerciseable or that may become exercisable within 60 days. Excludes 80,209 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(5)	Includes 514,583 common shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 160,417 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(6)	Includes 91,188 common shares that may be acquired upon the exercise of certain options and 29,247 common shares that may be acquired upon the exercise of certain warrants that are presently exercisable or that may become exercisable within 60 days. Excludes 166,909 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(7)	Includes 95,000 common shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Excludes 5,000 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 35,000 common shares that may be acquired upon the exercise of certain options that may become exercisable within 60 days. Excludes 15,000 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(9)	Excludes 20,000 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(10)	Excludes 20,000 common shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(11)	Includes 2,569,681 common shares that may be acquired upon the exercise of certain options and 29,247 common shares that may be acquired upon the exercise of certain warrants that are presently exercisable or that may become exercisable within 60 days. Excludes 795,869 common shares that may be acquired upon the exercise of certain options that are not presently exercisable and will not become exercisable within 60 days.

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

Director Independence

Our Board of Directors has determined that Deborah Andrews, Neal C. Bradsher, Stephen C. Farrell, Pedro Lichtinger, and David Schlachet qualify as “independent” in accordance with Section 803(A) of the NYSE MKT Company Guide.  The members of our Audit Committee also meet the independence standards under Section 803(B)(2) of the NYSE MKT Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended, and the member of our Compensation Committee also meets the independence standards of Section 8.05(c) of the NYSE MKT Company Guide.

Four of our former directors, Franklin Berger, Arnold I. Burns, Henry L. Nordhoff, and Andrew von Eschenbach, who served on the Board of Directors and on our Audit Committee during 2013, also qualified as “independent” in accordance with Section 803(A) of the NYSE MKT Company Guide and the independence standards under Section 803(B)(2) of the NYSE MKT Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended.  Messrs. Berger, Burns, and Nordhoff also met the independence standards of Section 8.05(c) of the NYSE MKT Company Guide as members of the Compensation Committee.

The only compensation or remuneration that BioTime has provided to Ms. Andrews, Mr. Bradsher, Mr. Farrell, Mr. Lichtinger, and Mr. Schlachet, and provided to Mr. Berger, Mr. Burns, Mr. Nordhoff, and Dr. von Eschenbach during their tenure as directors, has been compensation as non-employee directors.  None of these directors, nor any of the members of their families, have participated in any transaction with us that would disqualify them as “independent” directors under the standard described above.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2013.

Item 14.  Principal Accounting Fees and Services

Rothstein Kass has served as our independent registered public accountants since February 2007 and audited our annual financial statements for the fiscal years ended December 31, 2013 and December 31, 2012.

Audit and Quarterly Review Fees. Rothstein Kass billed us $229,500 in 2013 and $323,500 in 2012, respectively, for the audit of our annual financial statements and for the review of our financial statements included in our quarterly reports on Form 10-Q.

Tax Fees. Rothstein Kass billed us $65,500 and $65,000, respectively, for review and preparation of U.S. federal, state, and local tax returns during the fiscal years ended December 31, 2013 and December 31, 2012.

Other Fees. There were no other fees charged to us by Rothstein Kass during the fiscal years ended December 31, 2013 and 2012.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 15(a) The following documents of BioTime, Inc. were filed as part of the Annual Report on Form 10-K that was filed in March 17, 2014.

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

3.1	Articles of Incorporation with all amendments **

3.2	By-Laws, As Amended. (4)

4.1	Specimen of Common Share Certificate. (5)

4.2	Specimen of Series A Convertible Preferred Stock Certificate (6)

4.3	Certificate of Determination of Series A Convertible Preferred Stock (6)

4.4	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel. (7)

4.5	Form of Warrant. (7)

4.6	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte. Ltd. (8)

4.7	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. (9)

4.8	Form of Warrant. (included in Exhibit 4.7) (9)

4.9	Form of Warrant Issued June 2013 (10)

4.10	Warrant Agreement, dated as of October 1, 2013, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC as Warrant Agent for the benefit of Asterias Biotherapeutics, Inc. (11)

4.11	Warrant Issued October 1, 2013 to Asterias Biotherapeutics, Inc. (included in Exhibit 4.6) (11)

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg. (6)

10.2	Intellectual Property Agreement between BioTime, Inc. and Judith Segall. (6)

10.3	2002 Stock Option Plan, as amended. (12)

10.4	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (13)

10.5	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (14)

10.6	Exclusive License Agreement between BioTime, Inc. and CJ Corp. (15)

10.7	Hextend® and PentaLyte® Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation (16)

10.8	Addendum to Hextend® and PentaLyte® Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation (17)

10.9	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc. (18)

10.10	Hextend® and PentaLyte® China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation (19)

10.11	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. (20)

10.12	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation (21)

10.13	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (22)

10.14	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (23)

10.15	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (23)

10.16	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute (24)

10.17	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation (24)

10.18	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody (24)

10.19	Registration Rights Agreement between OncoCyte Corporation and George Karfunkel (25)

10.20	Share Purchase Agreement, dated October 7, 2010, by and among Cell Cure Neurosciences, Limited, Teva Pharmaceutical Industries, Ltd, HBL-Hadasit Bio-Holdings, Ltd., and BioTime, Inc. (26)

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

10.53	Employment Agreement, dated August 15, 2013, between BioTime, Inc. and Lesley Stolz (34)

10.54	Equity Incentive Plan (34)

10.55	Form of Employee Incentive Stock Option Agreement (34)

10.56	Form of Non-employee Director Stock Option Agreement (34)

10.57	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc.*

10.58	Preferred Stock Purchase Agreement, dated March 4, 2013, between BioTime and certain investors*

10.59	Option Agreement, dated March 4, 2014, between BioTime and certain investors*

21.1	List of Subsidiaries*

23.1	Consent of Rothstein Kass*

31	Rule 13a-14(a)/15d-14(a) Certification**

32	Section 1350 Certification**

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

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

(6)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(7)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

(8)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

(9)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(10)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(11)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013

(12)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(13)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed April 24, 1997

(14)	Incorporated by reference to BioTime’s Form Quarterly Report on 10-Q for the quarter ended June 30, 1999

(15)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2002

(16)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed December 30, 2004

(17)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed December 20, 2005

(18)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 13, 2006

(19)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed March 30, 2006

(20)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(21)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 9, 2008

(22)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(23)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

(24)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(25)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(26)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed October 19, 2010

(27)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

(28)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(29)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(30)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

(31)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(32)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(33)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

(34)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

*	Previously filed with BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K /A to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2014.

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

3.1	Articles of Incorporation with all amendments **

3.2	By-Laws, As Amended. (4)

4.1	Specimen of Common Share Certificate. (5)

4.2	Specimen of Series A Convertible Preferred Stock Certificate (6)

4.3	Certificate of Determination of Series A Convertible Preferred Stock (6)

4.4	Warrant Agreement between BioTime, Inc., Broadwood Partners, L.P., and George Karfunkel. (7)

4.5	Form of Warrant. (7)

4.6	Warrant Agreement between BioTime, Inc. and Biomedical Sciences Investment Fund Pte. Ltd. (8)

4.7	Warrant Agreement between BioTime, Inc. and Romulus Films, Ltd. (9)

4.8	Form of Warrant. (included in Exhibit 4.7) (9)

4.9	Form of Warrant Issued June 2013 (10)

4.10	Warrant Agreement, dated as of October 1, 2013, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC as Warrant Agent for the benefit of Asterias Biotherapeutics, Inc. (11)

4.11	Warrant Issued October 1, 2013 to Asterias Biotherapeutics, Inc. (included in Exhibit 4.6) (11)

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg. (6)

10.2	Intellectual Property Agreement between BioTime, Inc. and Judith Segall. (6)

10.3	2002 Stock Option Plan, as amended. (12)

10.4	Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (13)

10.5	Modification of Exclusive License Agreement between Abbott Laboratories and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment). (14)

10.6	Exclusive License Agreement between BioTime, Inc. and CJ Corp. (15)

10.7	Hextend® and PentaLyte® Collaboration Agreement between BioTime, Inc. and Summit Pharmaceuticals International Corporation (16)

10.8	Addendum to Hextend® and PentaLyte® Collaboration Agreement Between BioTime Inc. and Summit Pharmaceuticals International Corporation (17)

10.9	Amendment to Exclusive License Agreement Between BioTime, Inc. and Hospira, Inc. (18)

10.10	Hextend® and PentaLyte® China License Agreement Between BioTime, Inc. and Summit Pharmaceuticals International Corporation (19)

10.11	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. (20)

10.12	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation (21)

10.13	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (22)

10.14	License Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (23)

10.15	Sublicense Agreement, dated August 15, 2008 between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (23)

10.16	Stem Cell Agreement, dated February 23, 2009, between Embryome Sciences, Inc. and Reproductive Genetics Institute (24)

10.17	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation (24)

10.18	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Robert Peabody (24)

10.19	Registration Rights Agreement between OncoCyte Corporation and George Karfunkel (25)

10.20	Share Purchase Agreement, dated October 7, 2010, by and among Cell Cure Neurosciences, Limited, Teva Pharmaceutical Industries, Ltd, HBL-Hadasit Bio-Holdings, Ltd., and BioTime, Inc. (26)

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

10.53	Employment Agreement, dated August 15, 2013, between BioTime, Inc. and Lesley Stolz (34)

10.54	Equity Incentive Plan (34)

10.55	Form of Employee Incentive Stock Option Agreement (34)

10.56	Form of Non-employee Director Stock Option Agreement (34)

10.57	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc.*

10.58	Preferred Stock Purchase Agreement, dated March 4, 2013, between BioTime and certain investors*

10.59	Option Agreement, dated March 4, 2014, between BioTime and certain investors*

21.1	List of Subsidiaries*

23.1	Consent of Rothstein Kass*

31	Rule 13a-14(a)/15d-14(a) Certification**

32	Section 1350 Certification**

101	Interactive Data File. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

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

(6)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(7)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

(8)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

(9)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(10)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(11)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013

(12)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(13)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed April 24, 1997

(14)	Incorporated by reference to BioTime’s Form Quarterly Report on 10-Q for the quarter ended June 30, 1999

(15)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2002

(16)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed December 30, 2004

(17)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed December 20, 2005

(18)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 13, 2006

(19)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed March 30, 2006

(20)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(21)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 9, 2008

(22)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(23)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

(24)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(25)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(26)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed October 19, 2010

(27)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

(28)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(29)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(30)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

(31)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(32)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(33)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

(34)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

*	Previously filed with BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

**	Filed herewith