Form 10-Q
period 2014-03-31
BIOTIME INC
filed 2014-05-12
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,149,329 common shares, no par value, as of May 9, 2014

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Financial Statements, and under Risk Factors in this Report. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “we” means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.                      Financial Statements
BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,637,834	$5,495,478
Inventory	236,588	178,694
Trade accounts and grants receivable, net	818,275	998,393
Prepaid expenses and other current assets	1,554,114	1,277,405
Total current assets	9,246,811	7,949,970

Equipment, net	2,959,150	2,997,733
Deferred license and consulting fees	418,958	444,833
Deposits	428,827	129,129
Other long-term assets	56,062	-
Intangible assets, net	44,840,087	46,208,085
TOTAL ASSETS	$57,949,895	$57,729,750

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,443,063	$6,722,624
Deferred license and subscription revenue, current portion	177,594	235,276
Total current liabilities	5,620,657	6,957,900

LONG-TERM LIABILITIES
Deferred rent, net of current portion	28,054	35,997
Deferred tax liability, net	6,928,522	8,277,548
Other long-term liabilities	8,441	195,984
Total long-term liabilities	6,965,017	8,509,529

Commitments and contingencies

EQUITY
Preferred shares, no par value, authorized 2,000,000 shares as of March 31, 2014 and December 31, 2013; 70,000 and nil issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,500,000	-
Common shares, no par value, authorized 125,000,000 shares as of March 31, 2014 and December 31, 2013; 69,617,329 issued and 59,071,192 outstanding as of March 31, 2014 and 67,412,139 issued and 56,714,424 outstanding at December 31, 2013	211,943,421	203,456,401
Contributed capital	93,972	93,972
Accumulated other comprehensive income/(loss)	(44,341)	62,899
Accumulated deficit	(153,877,561)	(145,778,547)
Treasury stock at cost: 10,546,137 and 10,697,715 shares at March 31, 2014 and at December 31, 2013, respectively	(42,372,546)	(43,033,957)
Total shareholders' equity	19,242,945	14,800,768
Noncontrolling interest	26,121,276	27,461,553
Total equity	45,364,221	42,262,321
TOTAL LIABILITIES AND EQUITY	$57,949,895	$57,729,750

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES:
License fees	$294,504	$349,824
Royalties from product sales	97,886	107,599
Grant income	575,659	90,326
Sale of research products	98,586	66,724
Total revenues	1,066,635	614,473

Cost of sales	(131,914)	(182,749)

Total revenues, net	934,721	431,724

EXPENSES:
Research and development	(8,405,393)	(5,395,488)
General and administrative	(3,667,171)	(3,416,145)
Total expenses	(12,072,564)	(8,811,633)
Loss from operations	(11,137,843)	(8,379,909)
OTHER INCOME/(EXPENSES):
Interest (expense)/income, net	(8,384)	943
Loss on sale of fixed assets	(8,576)	(1,523)
Other income/(expense), net	77,746	(28,056)
Total other income/(expenses), net	60,786	(28,636)
LOSS BEFORE INCOME TAX BENEFIT	(11,077,057)	(8,408,545)

Income tax benefit	1,349,026	-

NET LOSS	(9,728,031)	(8,408,545)

Net loss attributable to noncontrolling interest	1,629,017	689,282

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(8,099,014)	(7,719,263)

Foreign currency translation (loss)/gain	(104,590)	148,437
Unrealized loss on available-for-sale securities, net	(2,650)	-

COMPREHENSIVE LOSS	$(8,206,254)	$(7,570,826)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	58,257,427	51,175,649

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(8,099,014)	$(7,719,263)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	256,945	113,356
Amortization of intangible assets	1,367,998	642,573
Amortization of deferred consulting fees	16,279	16,280
Amortization of deferred license fees	27,375	27,375
Amortization of deferred rent	(5,040)	(2,222)
Amortization of deferred license, royalty and subscription revenues	(280)	(42,996)
Amortization of stock-based prepaid rent	21,146	-
Net loss allocable to noncontrolling interest	(1,629,017)	(689,282)
Stock-based compensation	801,554	691,946
Deferred income tax benefit	(1,349,026)	-
Loss on sale or write-off of equipment	8,576	1,523
Deferred revenues	(57,402)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(24,441)	(82,916)
Grant receivable	202,122	371,886
Inventory	(57,894)	2,981
Prepaid expenses and other current assets	(375,224)	(243,798)
Accounts payable and accrued liabilities	(1,276,211)	(101,319)
Other long-term liabilities	(185,717)	(7,806)
Net cash used in operating activities	(10,357,271)	(7,021,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(231,921)	(496,128)
Security deposit paid, net	(299,697)	(54,423)
Proceeds from the sale of equipment	4,000	-
Cash used in investing activities	(527,618)	(550,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee options exercised	12,500	-
Director options exercised	46,000	-
Proceeds from issuance of common shares	8,182,559	11,699,340
Fees paid on sale of common shares	(212,046)	(319,625)
Proceeds from sale of treasury shares	599,472	1,602,921
Proceeds from sale of preferred stock	3,500,000	-
Proceeds from sale of common shares of subsidiary	-	130,502
Net cash provided by financing activities	12,128,485	13,113,138

Effect of exchange rate changes on cash and cash equivalents	(101,240)	5,463

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,142,356	5,546,368
CASH AND CASH EQUIVALENTS:
At beginning of the period	5,495,478	4,349,967
At end of the period	$6,637,834	$9,896,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,472	$-

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for consulting services	$-	$77,280
Common shares issued for rent	$-	$242,720

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General – BioTime is a biotechnology company engaged in two areas of biomedical research and product development. BioTime's primary focus is in the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology.  Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury.  hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products.  BioTime and its subsidiaries plan to develop stem cell products for research and therapeutic use.  Asterias Biotherapeutics, Inc. (“Asterias”) acquired the stem cell assets of Geron Corporation (“Geron”) that had been used in Geron’s hES cell research and development programs for the development of products for human therapeutics in the following fields: neurology, oncology, orthopedics, and heart failure and myocardial infarction.  OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose cancer.  ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, and BioTime’s ESI BIO division are marketing hES cell lines and stem cell related research products in domestic and over-seas markets.  OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries.  ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) is developing therapies to treat a variety of cardiovascular and related ischemic disorders, as well as products for research using cell reprogramming technology.  Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”) is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis.  LifeMap Sciences, Inc. (“LifeMap Sciences”) markets, sells and distributes GeneCards®, the leading human gene database and an integrated database suite that includes GeneCards®, the LifeMap Discovery® database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database.

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

BioTime previously developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications.  BioTime’s operating revenues are now derived primarily from licensing fees and advertising from the marketing of the LifeMap Sciences database products, from royalties and licensing fees related to the sale of its plasma volume expander product, Hextend®, from the sale of products for research, and from research grants.

The unaudited condensed consolidated interim balance sheet as of March 31, 2014, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, and the unaudited condensed consolidated interim statements of cash flows for the three months ended March 31, 2014 and 2013 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014 have been made.  The consolidated balance sheet as of December 31, 2013 is derived from the Company’s annual audited financial statements as of that date.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results anticipated for the full year of 2014.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the consolidated balance sheet as of December 31, 2013, which was derived from audited financial statements.  Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime’s Form 10-K for the year ended December 31, 2013.

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries.  The following table reflects BioTime’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its subsidiaries.

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells potentially in the fields of neurology, oncology, orthopedics, and cardiology	71.6%	USA
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Cancer diagnostics	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%	USA
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%	Israel
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries Stem cell-derived endothelial and cardiovascular related progenitor cells for research, drug testing, and therapeutics	94.8%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases	73.2%	USA
LifeMap Sciences, Ltd.	Stem cell database	(1)	Israel
LifeMap Solutions, Inc.	Mobile health software	(1)	USA

(1)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.

All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the accounting and reporting requirements of SEC Regulation S-X.  As of March 31, 2014, BioTime consolidated Asterias, ReCyte Therapeutics, OncoCyte, OrthoCyte, ESI, Cell Cure Neurosciences, BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, and LifeMap Sciences, Ltd. as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of equity on BioTime’s condensed consolidated balance sheets.

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

Use of estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition – BioTime complies with SEC Staff Accounting Bulletin guidance on revenue recognition.  Royalty revenues consist of product royalty payments.  License fee revenues consist primarily of subscription and advertising revenue from our online databases which are recognized based upon respective subscription or advertising periods.  Other license fees under certain license agreements were recognized during prior periods when earned and reasonably estimable.  Royalties consist primarily of royalties earned on sales of Hextend® and are recognized as revenue in the quarter in which the royalty reports are received from the licensee, rather than the quarter in which the sales took place.  When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured.  When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period.  If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated.  Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured. Grant income and the sale of research products are recognized as revenue when earned.  Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts –  Total trade receivables amounted to approximately $600,400 and $575,900 and grants receivable amounted to approximately $334,700 and $539,300 as of March 31, 2014 and December 31, 2013, respectively.  Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts of approximately $116,800 as of March 31, 2014 and December 31, 2013.  BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience.  An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Intangible assets – Intangible assets with finite useful lives are amortized over estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment.  Acquired in-process research and development intangible assets are accounted for depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business.  When acquired in conjunction with acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset.  If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to in-process research and development (“IPR&D”) are expensed upon acquisition. See Note 8.

Treasury stock – BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet.  BioTime has the intent and ability to register any unregistered shares to support the marketability of the shares.

Warrants to purchase common stock – BioTime generally accounts for warrants issued in connection with equity financings as a component of equity.  None of the warrants issued by BioTime as of March 31, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that BioTime may need to settle the warrants in cash.  If BioTime were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, BioTime would record the fair value of the warrants as a liability at each balance sheet date and record changes in fair value in other income and expense in the consolidated statements of operations.

Cost of sales – BioTime accounts for the cost of research products acquired for sale and any royalties paid as a result of any revenues in accordance with the terms of the respective licensing agreements as cost of sales on the condensed consolidated statement of operations.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred.  This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (the “FASB”) regarding goodwill and other intangible assets.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation. Trade and grant receivables are now presented in a separate row from prepaid expenses and other current assets.  Additionally, we have carved out the loss on sale of fixed assets amount from other expenses.

Research and development – BioTime complies with FASB requirements governing accounting for research and development costs.  Research and development costs are expensed when incurred, and consist principally of salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, and license fees paid to third parties to acquire patents or licenses to use patents and other technology.

Foreign currency translation gain and Comprehensive loss – In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the condensed consolidated balance sheet date.  Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the condensed consolidated balance sheet.  For the three months ended March 31, 2014 and 2013, comprehensive loss includes foreign currency translation loss of $104,590 and gain of $148,437, respectively and unrealized loss of $2,650 on Geron common shares held by Asterias as of March 31, 2014. The unrealized gain/loss from the Geron shares is a component of comprehensive loss because these shares are considered a marketable equity security that are available for sale. For the three months ended March 31, 2014 and 2013, foreign currency transaction loss, included in other income/(expense), amounted to $10,212 and $21,977, respectively.

Income taxes – BioTime accounts for income taxes in accordance with GAAP requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities.  For 2013, Asterias will file separate U.S. federal and state income tax returns but effectively BioTime will combine Asterias’ tax provision with BioTime’s.  BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of March 31, 2014 and 2013 respectively.  BioTime files its income tax returns in the U.S. federal and various state and local and foreign jurisdictions.  Generally, BioTime is no longer subject to income tax examinations by major taxing authorities for years before 2010.  Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws.  Management does not expect that the total amount of unrecognized tax benefits will materially change over the next nine months.

A deferred income tax benefit of approximately $1,349,000 was recorded for the three months ended March 31, 2014, of which approximately $1,151,000 was related to federal and $198,000 was related to state taxes.  A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes.  No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

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

Loss per share – Basic net loss per share is computed by dividing net loss attributable to BioTime by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.  Diluted loss per share for the three months ended March 31, 2014, and 2013 excludes any effect from 10,546,137 treasury shares, 5,491,301 options and 9,751,615 warrants and 2,360,968 treasury shares, 4,771,301 options and 816,612 warrants, respectively.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying condensed consolidated balance sheets.

Effect of recently issued and recently adopted accounting pronouncements – There are no recently issued accounting standards which are not yet effective which BioTime believes would materially impact the condensed consolidated financial statements.

2. Inventory

BioTime held $223,665 and $165,771 of inventory of finished products on-site at its corporate headquarters in Alameda, California at March 31, 2014 and December 31, 2013, respectively.  Finished goods products of $12,923 were held by a third party on consignment at March 31, 2014 and December 31, 2013.

3. Equipment

At March 31, 2014 and December 31, 2013, equipment, furniture and fixtures were comprised of the following:

	March 31, 2014 (unaudited)	December 31, 2013
Equipment, furniture and fixtures	$4,645,077	$4,431,586
Accumulated depreciation	(1,685,927)	(1,433,853)
Equipment, net	$2,959,150	$2,997,733

Depreciation expense amounted to $256,945 and $113,356 for the three months ended March 31, 2014 and 2013, respectively.

4. Intangible assets

At March 31, 2014 and December 31, 2013, intangible assets and intangible assets net of amortization were comprised of the following:

	March 31, 2014 (unaudited)	December 31, 2013
Intangible assets	$54,719,918	$54,719,918
Accumulated amortization	(9,879,831)	(8,511,833)
Intangible assets, net	$44,840,087	$46,208,085

BioTime amortizes its intangible assets generally over an estimated period of 10 years on a straight line basis.  BioTime recognized $1,367,998 and $642,573 in amortization expense of intangible assets during the three months ended March 31, 2014 and 2013, respectively.

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

WARF License—Research Products

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”).  The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development.  BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF.  The royalty will range from 2% to 4%, depending on the kind of products sold.  The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product.  BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents.  In addition, BioTime pays WARF $25,000 annually as a license maintenance fee.  The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

ReCyte Therapeutics Licenses from ACT

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate™” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells.  ReCyte Therapeutics paid ACT a $250,000 license fee.  ReCyte Therapeutics has assigned its rights under the License Agreement to BioTime.  BioTime will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology.  Once a total of $1,000,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later.  The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent.  Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties.  Once a total of $600,000 of royalties has been paid, no further royalties will be due.  The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later.  The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties.  ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due.  Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense.  The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued.  The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

ReCyte Therapeutics License from RGI

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”).  In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement.  This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

OncoCyte License from SBMRI

Through BioTime’s acquisition of the assets of Cell Targeting, Inc. during March 2011, BioTime acquired a royalty-bearing, exclusive, worldwide license from the Sanford-Burnham Medical Research Institute (“SBMRI”) to use certain patents pertaining to homing peptides for preclinical research investigations of cell therapy treatments, and to enhance cell therapy products for the treatment and prevention of disease and injury in conjunction with BioTime’s own proprietary technology or that of a third party.  BioTime assigned the SBMRI license to OncoCyte during July 2011.  OncoCyte will pay SBMRI a royalty of 4% on the sale of pharmaceutical products, and 10% on the sale of any research-use products that OncoCyte develops using or incorporating the licensed technology; and 20% of any payments OncoCyte receives for sublicensing the patents to third parties.  The royalties payable to SBMRI may be reduced by 50% if royalties or other fees must be paid to third parties in connection with the sale of any products.  An annual license maintenance fee is payable each year during the term of the license, and after commercial sales of royalty bearing products commence, the annual fee will be credited towards OncoCyte's royalty payment obligations for the applicable year.  OncoCyte will reimburse SBMRI for 25% of the costs incurred in filing, prosecuting, and maintaining patent protection, subject to OncoCyte’s approval of the costs.  OncoCyte incurred no royalty expenses to date as of March 31, 2014.

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

If Teva Pharmaceutical Industries Ltd. (“Teva”) exercises its option to license OpRegen® or OpRegen®-Plus under the terms of a Research and Exclusive License Option Agreement (the “Teva License Option Agreement”), Cell Cure Neurosciences will pay Hadasit 30% of all sublicensing payments made by Teva to Cell Cure Neurosciences, other than payments for research, reimbursements of patent expenses, loans or equity investments.

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

If Teva does not exercise its option under the Teva License Option Agreement and instead Cell Cure Neurosciences or a sublicensee other than Teva conducts clinical trials of OpRegen® or OpRegen®-Plus, Hadasit will be entitled to receive certain milestone payments from Cell Cure Neurosciences upon the first attainment of certain clinical trial milestones in the process of seeking regulatory approval to market a product developed by Cell Cure Neurosciences using the licensed patents.  Hadasit will receive $250,000 upon the enrollment of patients in the first Phase I clinical trial, $250,000 upon the submission of Phase II clinical trial data to a regulatory agency as part of the approval process, and $1 million upon the enrollment of the first patient in the first Phase III clinical trial.  These milestone payments are creditable by Cell Cure Neurosciences against sublicensing receipts that are payable to Hadasit at the time of each milestone payment for said milestone payment, except that the $1 million milestone payment shall only be creditable by Cell Cure Neurosciences if it received the sublicensing receipts in the amount of $50 million.

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

Asterias Sublicense from Geron

Asterias has received from Geron an exclusive sublicense under certain patents owned by the University of Colorado’s University License Equity Holdings, Inc. relating to telomerase (the “Telomerase Sublicense”).  The Telomerase Sublicense entitles Asterias to use the technology covered by the patents in the development of VAC1 and VAC2 as immunological treatments for cancer.  Under the Telomerase Sublicense, Asterias paid Geron a one-time upfront license fee of $65,000, and will pay Geron an annual license maintenance fee of $10,000 due on each anniversary of the effective date of the Telomerase Sublicense, and a 1% royalty on sales of any products that Asterias may develop and commercialize that are covered by the sublicensed patents.  The Telomerase Sublicense will expire concurrently with the expiration of Geron’s license.  That license will terminate during April 2017 when the licensed patents expire.  The Telomerase Sublicense may also be terminated by Asterias by giving Geron 90 days written notice, by Asterias or by Geron if the other party breaches its obligations under the sublicense agreement and fails to cure their breach within the prescribed time period, or by Asterias or by Geron upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of the assets for the benefit of creditors by the other party. See Note 8.

As of March 31, 2014, future amortization of deferred license fees described above was as follows:

Year Ended	Deferred License
December 31,	Fees
2014	$83,615
2015	111,000
2016	111,000
2017	111,000
Thereafter	111,843
Total	$528,458

6. Accounts Payable and Accrued Liabilities

At March 31, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following:

	March 31, 2014 (unaudited)	December 31, 2013
Accounts payable	$2,527,330	$3,887,950
Accrued bonuses	229,905	600,000
Other accrued liabilities	2,685,828	2,234,674
	$5,443,063	$6,722,624

7. Equity

Preferred Shares

BioTime is authorized to issue 2,000,000 shares of preferred stock.  The preferred shares may be issued in one or more series as the board of directors may by resolution determine.  The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, references, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares.  The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series.

As of March 31, 2014, BioTime has 70,000 outstanding preferred shares.  On March 4, 2014, BioTime sold 70,000 shares of a newly authorized Series A Convertible Preferred Stock (“Series A Preferred Stock”) for $3.5 million.  The Series A Preferred Stock carries a cumulative annual 3% preferred dividend or $1.50 per share, in preference to BioTime common shares.  Each share of Series A Preferred Stock is convertible, at the election of the holder, into BioTime common shares at a conversion price of $4.00 per share, a current conversion ratio of 12.5 common shares for each share of Series A Preferred Stock.

In connection with the sale of the Series A Preferred Stock, BioTime also entered into an Option Agreement with each purchaser of Series A Preferred Stock entitling them, for a period of five years, to exchange their shares of Series A Preferred Stock for shares of common stock of BioTime’s subsidiary LifeMap Sciences, Inc. held by BioTime at the ratio of 12.5 shares of LifeMap Sciences common stock for each share of BioTime Series A Preferred Stock.

In addition to the preferred dividend, the Series A Preferred Stock will be entitled to participate with BioTime common shares in any dividends or distributions on common shares (other than dividends and distributions of common shares resulting in an adjustment of the conversion price) as if all shares of Series A Preferred Stock were then converted into common shares.

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

The Series A Preferred Stock will be entitled to vote with common shares on all matters submitted to common shareholders for approval.  Each share of Series A Preferred Stock will be entitled to a number of votes equal to the number of common shares into which it could then be converted.  The Series A Preferred Stock will also vote as a separate class on certain matters affecting those shares.

In the event of a liquidation or dissolution of BioTime, holders of Series A Preferred Stock will be entitled to receive payment of any accrued but unpaid preferred dividends before any assets may be distributed to holders of common shares.  After payment of the accrued dividends, the Series A Preferred Stock will participate with the common shares in the distribution of any assets available to shareholders, as if the Series A Preferred Stock was then converted into common shares.

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value.  As of March 31, 2014, BioTime had issued 69,617,329 common shares and outstanding 59,071,192 common shares.

During the three months ended March 31, 2014 and 2013, BioTime recognized stock-based compensation expenses of $801,554 and $691,946, respectively, due to stock options granted to employees and directors.  During the three months ended March 31, 2014 and 2013, BioTime granted 1,205,000 and 1,090,000 options, respectively, under its 2012 Equity Incentive Plan.

During the three months ended March 31, 2014, 45,000 options and no warrants were exercised.

8. Asset Contribution Agreement

On January 4, 2013, BioTime and Asterias entered into an Asset Contribution Agreement with Geron Corporation (“Geron”) pursuant to which BioTime and Geron agreed to concurrently contribute certain assets to Asterias in exchange for shares of Asterias common stock.  The transaction closed on October 1, 2013.

Transfer of BioTime Assets

Under the Asset Contribution Agreement, BioTime contributed to Asterias 8,902,077 BioTime common shares registered for re-sale under the Securities Act of 1933, as amended, warrants to subscribe for and purchase 8,000,000 additional BioTime common shares (the “BioTime Warrants”) exercisable for a period of five years at a price of $5.00 per share, subject to pro rata adjustment for certain stock splits, reverse stock splits, stock dividends, recapitalizations and other transactions; a 10% common stock interest in BioTime’s subsidiary OrthoCyte; a 6% ordinary share interest in BioTime’s subsidiary Cell Cure Neurosciences; and a quantity of certain hES cell lines produced under “good manufacturing practices” sufficient to generate master cell banks, and non-exclusive, world-wide, royalty-free licenses to use those cell lines and certain patents pertaining to stem cell differentiation technology for any and all purposes.  In return, Asterias issued to BioTime 21,773,340 shares of its Series B common stock, par value $0.0001 per share (“Series B Shares”), and warrants to purchase 3,150,000 Series B Shares, exercisable for a period of three years from the date of issue at an exercise price of $5.00 per share.  In addition, BioTime cancelled Asterias’ obligations to repay the principal amount of a loan in the amount of $5,000,000 arising from cash financing provided to Asterias by BioTime during 2013 prior to the closing of the asset contribution transaction under the Asset Contribution Agreement.

Because Asterias is a subsidiary of BioTime, the transfer of assets from BioTime was accounted for as a transaction under common control.  Non-monetary assets received by Asterias were recorded at their historical cost basis amounts with BioTime.  Monetary assets were recorded at fair value.  The difference between the value of assets contributed by BioTime and the fair value of consideration issued to BioTime was recorded as an additional contribution by BioTime, in additional paid-in capital.

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

BioTime common shares were valued at $3.93 using the closing price per BioTime common shares on the NYSE MKT on October 1, 2013.  The fair value of the BioTime Warrants was computed using a Black Scholes Merton option pricing model, which utilized the following assumptions: expected term equal to the contractual term of five years, which is equal to the contractual life of the warrants; risk-free rate of 1.42%; 0% expected dividend yield; 77.63% expected volatility based on historical common stock volatility of BioTime; a stock price of $3.93; and an exercise price of $5.00.

The investment in OrthoCyte and Cell Cure Neurosciences stock represents a non-monetary asset and was recorded at BioTime’s historical cost because BioTime is a common parent to Asterias and those two BioTime subsidiaries.

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

As consideration for the acquisition of assets from Geron, Asterias issued to Geron 6,537,779 shares of Series A common stock, par value $0.0001 per share (“Series A Shares”), which Geron had agreed to distribute to its stockholders, on a pro rata basis, subject to applicable legal requirements and certain other limitations (the “Series A Distribution”).  Asterias is also obligated to distribute to the holders of its Series A Shares the 8,000,000 shares of BioTime Warrants contributed to Asterias by BioTime.  Asterias will distribute the BioTime Warrants as promptly as practicable after notice from Geron that the Series A Distribution has been completed.

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

9. Unaudited Pro Forma Interim Financial Information – Three Months Ended March 31, 2014 and 2013

The following unaudited pro forma information gives effect to the asset acquisition through the Asset Contribution Agreement with Geron as if the transaction took place on January 1, 2013.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues, net	$934,721	$493,705

Net loss available to common shareholders	$(8,099,014)	$(22,572,852)

Net loss per common share – basic and diluted	$(0.14)	$(0.38)

10. Subsequent Events

In May 2014, BioTime raised $6,380,640 of additional equity capital through the sales of BioTime common shares in “at-the-market” transactions through Cantor Fitzgerald & Co., as BioTime's sales agent.

On May 5, 2014, BioTime was awarded an SBIR Phase 1 Small Business Grant in the amount of $224,911 from the National Institute of General Medical Sciences (NIGMS) at the National Institutes of Health (NIH). Under this grant entitled “Cell Targeting Peptides for Isolating Patient Specific Stem Cells” BioTime will work on streamlining PureStem® cell line development and developing improved assays for monitoring stem cell differentiation.

LifeMap Solutions, Inc.—Mobile Health Software Products

On May 6, 2014, LifeMap Solutions, Inc. (“Solutions”), a newly formed subsidiary of LifeMap Sciences, entered into a Co-Development and Option Agreement (the “Agreement”) with the Icahn School of Medicine at Mount Sinai, a nonprofit education corporation (“Mt Sinai”), pursuant to which Solutions and Mt Sinai have agreed to work cooperatively to develop internet, web-based, mobile user or consumer software products to provide users with information that may potentially aid them in improving lifestyle and healthcare decisions and outcomes.

Solutions and Mt Sinai will license to each other, on a non-exclusive, royalty free basis, certain “background” intellectual property for joint use in product development.  Solutions will pay Mt Sinai for the use of Mt Sinai personnel based on their direct salaries plus an overhead charge, but Mt Sinai has agreed to waive collection of the first $1,000,000 of overhead charges.

Solutions will have an option to acquire a world-wide license to use Mt Sinai’s background intellectual property and other intellectual property developed by Mt Sinai alone or jointly with Solutions in the joint development project for the purpose of developing and commercializing the product.  The terms of the license agreement that will be executed if Solutions exercises its option under the Agreement (the “License Agreement”) are subject to negotiation by the parties, but will include certain provisions specified in the Agreement, including the obligation of Solutions to pay Mt Sinai: (a) royalties on net sales, (b) a percentage of any consideration received by Solutions from its sublicensees and distributors of the product; (c) all reasonable patent and licensing costs incurred prior to the effective date of the definitive License Agreement in connection with the licensed patent rights and certain other Mount Sinai technology and background intellectual property, and all reasonable attorney’s fees, expenses, official fees, and other charges incident to the preparation, prosecution, and maintenance of licensed patent rights: and (d) up to 5% of the then current equity value of Solutions at the time of a “Significant Transaction.”  The percentage to be paid is subject to dilution based on future investment in Solutions and the amount of personnel cost overhead charges waived by Mt Sinai under the Agreement.  The term “Significant Transaction” will mean the first to occur of a single transaction, or series of related transactions, consisting of or resulting in any of the following:  (i) an assignment, other than to LifeMap Sciences, of the definitive license agreement; (ii) an initial public offering of securities by Solutions (or its successor) or other transaction resulting in any of Solutions’ securities being traded on a nationally recognized stock exchange or automated quotation system; (iii) a sale, license or other disposition of all or substantially all of Solutions’ assets; or (iv) a reorganization, consolidation or merger of Solutions, or sale or transfer of the securities of Solutions, where the holders of Solutions’ outstanding voting securities before the transaction beneficially own less than fifty percent (50%) of the outstanding voting securities, or hold less than fifty percent (50%) of the voting power of the voting security holders of the surviving entity after the transaction.  A Significant Transaction shall not be deemed to occur as a result of a bona fide, arm’s-length equity financing for cash in which Solutions issues securities (other than through an initial public offering described in clause (ii) above) representing more than fifty percent (50%) of the voting power of its security holders to venture capital or other similar professional investors who do not actively manage day-to-day operations of Solutions.

LifeMap Sciences Stock Purchase Agreement

Also on May 6, 2014, BioTime entered into a Stock Purchase Agreement with LifeMap Sciences to provide financing for Solutions’ product development costs under the Agreement with Mt Sinai.  BioTime will purchase 2,500,000 shares of LifeMap Sciences common stock for $5,000,000 in four tranches during 2014.  LifeMap Sciences will use the proceeds from the sale to provide capital to Solutions.

BioTime will also have an option to purchase up to an additional 9,500,000 shares of LifeMap Sciences common stock for $2.00 per share in two tranches related to the attainment of certain product development milestones by Solutions.  If BioTime exercises its option it may pay for those LifeMap Sciences shares in up to three installments for each tranche, in cash or in BioTime common shares at the then current market value determined as of the date the option is exercised based on the average closing price of BioTime common shares on the NYSE MKT for the preceding 20 trading days.  The number of shares of LifeMap Sciences common stock that BioTime may purchase will be reduced to the extent that LifeMap Sciences raises capital from other sources for product development under the Agreement with Mt Sinai.

These condensed consolidated financial statements were approved by management and the Board of Directors, and were issued on May 12, 2014 (unaudited).  Subsequent events have been evaluated through that date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations.  In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 and related notes included elsewhere in this Quarterly Report on Form 10-Q.  These historical financial statements may not be indicative of our future performance.  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors."

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine.  Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency.  Products made from these “pluripotent” stem cells are being developed by us and our subsidiaries, for use in a variety of fields of medicine.  Four of our subsidiaries, Asterias Biotherapeutics, Inc. (“Asterias”), Cell Cure Neurosciences, Ltd (“Cell Cure Neurosciences”), OrthoCyte Corporation (“OrthoCyte”), and ReCyte Therapeutics, Inc. (“ReCyte”) are focused on developing cell based therapeutic products for diseases such as neurological disorders, cancer, age related macular degeneration, orthopedic disorders, and age-related cardiovascular disease.  Our commercial strategy targets near-term opportunities such as:  Renevia™ a product currently in clinical trials in Europe to facilitate cell transplantation; ReGlyde™ and Premvia™ for tendon and dermatological applications, respectively; PanC-Dx™, a family of novel blood and urine-based cancer screens; our current line of research products including PureStem® cell lines, associated ESpan™ culture media, human embryonic stem cell lines derived by our subsidiary ESI under current good manufacturing practices (“cGMP”); HyStem® hydrogel products; the LifeMap Database Suite and mobile health software products.

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

We have also developed and licensed manufacturing and marketing rights to Hextend®, a physiologically balanced blood plasma volume expander used for the treatment of hypovolemia in surgery, emergency trauma treatment, and other applications.  Hypovolemia is a condition caused by low blood volume, often from blood loss during surgery or from injury.  Hextend® maintains circulatory system fluid volume and blood pressure and helps sustain vital organs during surgery or when a patient has sustained substantial blood loss due to an injury.  Hextend® is the only blood plasma volume expander that contains lactate, multiple electrolytes, glucose, and a medically approved form of starch called hetastarch.  Hextend® is sterile, so its use avoids the risk of infection.  Health insurance reimbursements and HMO coverage now include the cost of Hextend® used in surgical procedures.

Hextend® is manufactured and distributed in the United States by Hospira, Inc., and in South Korea by CJ Health Corporation (“CJ Health”), a subsidiary of Cheil Jedang Corp. (“CJ”), under license from us.

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership as at March 31, 2014, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells potentially in the fields of neurology, oncology, orthopedics, and cardiology	71.6%	USA
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OncoCyte Corporation	Cancer diagnostics	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%	USA
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%	Israel
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries Stem cell-derived endothelial and cardiovascular related progenitor cells for research, drug testing, and therapeutics	94.8%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases	73.2%	USA
LifeMap Sciences, Ltd.	Stem cell database	(1)	Israel
LifeMap Solutions, Inc.	Mobile health software	(1)	USA

(1)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.

Additional Information

Espy®, HyStem®, Hextend®, PureStem®, and PentaLyte® are registered trademarks of BioTime, Inc., and Renevia™, ESpan™ and ESI BIO™ are trademarks of BioTime, Inc.  ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc.  PanC-Dx™ is a trademark of OncoCyte Corporation.  GeneCards® is a registered trademark of Yeda Research and Development Co. Ltd.

We were incorporated in 1990 in the state of California.  Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502.  Our telephone number is (510) 521-3390.

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $8,405,393 and $5,395,488 allocated to our primary research and development projects during the three months ended March 31, 2014 and 2013, respectively

		Three Months Ended March 31,
Company	Program	2014	2013
Asterias	hESC-based cell therapeutic programs	30.9%	3.6%
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	9.8%	12.8%
BioTime	PureStem® technology	0.0%	3.7%
BioTime	Hydrogel therapeutic products and HyStem® research	15.6%	21.6%
OncoCyte	Cancer diagnostics	11.1%	13.1%
OrthoCyte	Orthopedic therapeutics	2.7%	4.6%
ReCyte Therapeutics	Cardiovascular therapeutics	5.2%	5.8%
BioTime	Hextend®	0.1%	0.4%
BioTime Asia	Stem cell products for research	0.0%	0.2%
Cell Cure Neurosciences	Age related macular degeneration (OpRegen® and OpRegen®-Plus), and neurological disease therapeutics	15.0%	23.2%
LifeMap Sciences	Database development and sales	9.3%	11.0%
BioTime	High Content Screening	0.3%	-

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

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, OrthoCyte, and ESI, and the accounts of our majority owned subsidiaries, Asterias, ReCyte Therapeutics, OncoCyte, BioTime Asia, Cell Cure Neurosciences, and LifeMap Sciences.  All material intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of SEC Regulation S-X.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		$ Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
License fees	$294,504	$349,824	$(55,320)	(15.8)%
Royalty from product sales	97,886	107,599	(9,713)	(9.0)%
Grant income	575,659	90,326	485,333	537.3%
Sales of research products and services	98,586	66,724	31,862	47.8%
Total revenues	1,066,635	614,473	452,162	73.6%
Cost of sales	(131,914)	(182,749)	(50,835)	(27.8)%
Total revenues, net	934,721	431,724	502,997	116.5%

Our license fee revenues amounted to $294,504 and $349,824 for the three months ended March 31, 2014 and 2013, respectively.  License fee revenues for the three months ended March 31, 2014 and 2013 include subscription and advertising revenues of $294,504 and $313,356 from LifeMap Science’s online database business primarily related to its GeneCards® database.

Under our license agreements with Hospira and CJ, our licensees report sales of Hextend® and pay us the royalties due on account of such sales within 90 days after the end of each calendar quarter.  We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place.  For example, royalties on sales made during the fourth quarter of 2013 were not recognized until the first quarter of fiscal year 2014.

Our royalty revenues from product sales for the three months ended March 31, 2014 primarily consist of royalties $61,981 of royalties earned by Asterias from the non-exclusive license agreement with Stem Cell Technologies, Inc. which Asterias acquired as part of consideration received from Geron under the Asset Contribution Agreement. Royalty revenues on sales of Hextend® made by Hospira and CJ during the period beginning October 1, 2013 and ending December 31, 2013 were $35,905 compared with $107,599 for the three months ended March 31, 2013.  This 67% decrease in royalties on sales of Hextend® is attributable to a decrease in the U.S. and in the Republic of Korea.  The blood volume expander marketing continues to contract and hospitals continue to shift their purchases to albumin products.  Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®.  The FDA also required certain new safety labeling changes for the entire class of hydroxyethyl starch products, including Hextend® which may have contributed to the decline in Hextend® sales.  The labeling changes were approved by the FDA in November 2013 and include a boxed warning stating that the use of hydroxyethyl starch products, including Hextend®, increases the risk of mortality and renal injury requiring renal replacement therapy in critically ill adult patients, including patients with sepsis, and that Hextend® should not be used in critically ill adult patients, including patients with sepsis.  New warning and precaution information is also required along with new information about contraindications, adverse reactions, and information about certain recent studies.  See “Risk Factors.”  We expect royalty revenues from sales of Hextend® to continue to decline as a percentage of total revenue.

Based on sales of Hextend® that occurred during the first quarter of 2014, we received royalties of $37,712 from Hospira and we have received $14,767 from CJ Health during the second quarter of 2014.  Total royalties of $52,479 for the quarter decreased 49% from royalties of $103,033 received during the same period last year.  These royalties will be reflected in our financial statements for the second quarter of 2014.

Total grant revenue for the first three months in 2014 increased by approximately 537% to $575,659.  Grant revenue in the first three months of 2014 included $425,770 recognized through Cell Cure Neurosciences, and $149,889 from various grants awarded to us by the National Institutes of Health (''NIH'') that will expire at various time during the current year.

Despite the increase in revenues, cost of sales has declined.  This is entirely attributed to the increase in grant revenues by $485,333 which is not associated with any cost of sales.

	Three Months Ended March 31,		$ Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Research and development expenses	$(8,405,393)	$(5,395,488)	$3,009,905	55.8%
General and administrative expenses	(3,667,171)	(3,416,145)	251,026	7.3%
Interest (expense)/income	(8,384)	943	9,327	989.1%
Other income/(expense)	77,746	(28,056)	105,802	377.1%

Research and development expenses – Research and development expenses increased approximately 56% to $8,405,393 for the three months ended March 31, 2014, from $5,395,488 for the three months ended March 31, 2013.  The increase is the result of the ramp-up of Asterias’ operations following its acquisition of stem cell assets from Geron and us through the Asset Contribution Agreement. The principal components of the increase in research and development expenses during the three months ended March 31, 2014 is attributable to an increase of $1,288,531 in employee compensation, including stock based compensation, and related costs allocated to research and development expenses and reflects, in part, Asterias hiring additional management and scientific personnel, certain Asterias executives and other employees who had been employed on a part-time basis during the first quarter of 2013 becoming employed by Asterias on a full-time basis, an increase of $725,425 in amortization of intangible assets resulting from Asterias’ acquisition of Geron’s stem cell assets, an increase of $303,118 in consulting services, an increase of $302,886 in patents, licenses, and trademark related fees arising primarily from assets that Asterias acquired from Geron, an increase of $179,736 in laboratory expenses and supplies at Asterias, an increase of $132,937 in depreciation expenses allocated to research and development expenses again largely related to Asterias’ asset acquisition, , and an increase of $57,204 in travel, lodging, and meals allocated to research and development expenses.  These increases were offset in part by a decrease $25,476 in ESI’s research and development expenses.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2014 and 2013.

		Three Months Ended March 31,
Company	Program	2014	2013
Asterias	hESC-based cell therapeutic programs	$2,599,146	$193,444
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	823,451	691,611
BioTime	PureStem® technology	-	199,447
BioTime	Hydrogel therapeutic products and HyStem® research	1,315,231	1,163,340
OncoCyte	Cancer diagnostics	929,725	704,917
OrthoCyte	Orthopedic therapeutics	224,716	249,954
ReCyte Therapeutics	Cardiovascular therapeutics	433,408	313,615
BioTime	Hextend®	12,160	21,633
BioTime Asia	Stem cell products for research	-	8,565
Cell Cure Neurosciences	OpRegen®, OpRegen®-Plus, and neurological disease therapeutics	1,261,054	1,252,917
LifeMap Sciences	Database development and sales	781,424	596,045
BioTime	High Content Screening	25,078	-

General and administrative expenses – General and administrative expenses increased to $3,667,171 for the three months ended March 31, 2014 from $3,416,145 for the three months ended March 31, 2013.  The increase is the result, in part, of the ramp-up of Asterias’ operations following its acquisition of stem cell assets from Geron and us through the Asset Contribution Agreement, including the hiring of additional management and administrative personnel, and certain Asterias executives and other employees who had been employed on a part-time basis during the first quarter of 2013 becoming employed by Asterias on a full-time basis.  The principal components of the increase in total general and administrative costs on a consolidated basis were:  $370,138 in employee compensation, including stock-based compensation, and related costs allocated to general and administrative expenses; an increase of $167,059 in general consulting expenses; an increase of $121,247 in marketing and advertisement related expenses; an increase of $87,137 in rent and facilities maintenance related expenses allocated to general and administrative expenses; an increase of $87,091 in travel, lodging and meals allocated to general and administrative expenses; an increase of $52,200 in investor and public relations expenses; and an increase of $23,226 in Cell Cure Neurosciences general and administrative expenses.  These increases are in part offset by decreases of $432,054 and $165,562 in legal and accounting fees, respectively, related to transactions under the Asset Contribution Agreement, including preparing registration statements for filing with the SEC and a proxy statement for a special meeting of our shareholders, that we incurred in 2013, and a decrease of $76,522 in stock-based compensation to consultants.  General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, legal and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

Interest income/(expense) – During the three months ended March 31, 2014, we incurred $8,384 of net interest expense.  During the three months ended March 31, 2013, we earned $943 of interest on cash balances held in interest bearing accounts during 2013.

Other income/(expense) – Other income in 2014 consists primarily of $127,368 in gain on embedded derivatives earned by Cell Cure Neurosciences through a research contract, based in U.S. dollars, with an Israeli company, offset by a $31,582 decrease in leasehold improvement liability due to the early termination of a Cell Cure lease, $17,881 in charitable donations made, and $10,212 of foreign currency transaction expense.  Other expense in 2013 consists primarily of $21,976 of foreign currency transaction loss.

Income Taxes – A deferred income tax benefit of approximately $1,349,000 was recorded for the three months ended March 31, 2014, of which approximately $1,151,000 was related to federal and $198,000 was related to state taxes.  A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes.  No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

Liquidity and Capital Resources

At March 31, 2014, we had $6,637,834 of cash and cash equivalents on hand. Subsequent to March 31, 2014 we raised an aggregate of $6,316,834 of additional equity capital through the sale of BioTime common shares in “at-the-market” transactions through Cantor Fitzgerald & Co. (“Cantor”), as the sales agent.  Offers and sales of our common shares for our account through Cantor are made under a Controlled Equity OfferingSM Sales Agreement and have been registered under the Securities Act of 1933, as amended (the "Securities Act").  The sales made through Cantor for our account after March 31, 2014 were made after an amendment to the sales agreement to provide for the issuance and sale by us of additional common shares having an aggregate offering price of up to $15,000,000. Under the sales agreement, Cantor may sell our common shares by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 under the Securities Act, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common shares or to or through a market maker.  Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions.  Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose).  The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms.  Cantor has also acted as a sales agent for certain of our subsidiaries that have sold BioTime common shares to raise capital for their operations.  The offer and sale of those shares has also been registered under the Securities Act.  We contributed the BioTime common shares to the subsidiaries in exchange for subsidiary capital stock.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.  There is no assurance that we or our subsidiaries will be able to sell additional common shares through Cantor at prices acceptable to us.  See "Cash generated by financing activities" for additional information about sales of our equity securities through the Controlled Equity OfferingSM and other transactions during the quarter ended March 31, 2014.

In April 2014, Michael D. West, who was Asterias' Vice President of Technology Integration and is our Chief Executive Officer and a member of our Board of Directors, replaced Thomas Okarma as Asterias' President and Chief Executive Officer.  In addition, Richard LeBuhn, Judith Segall, and Robert W. Peabody, who is both Asterias' and BioTime's Chief Financial Officer, were appointed to the Asterias Board of Directors and two other directors left the Asterias Board.

Dr. West and Mr. Peabody are working with Asterias' current management and its Board of Directors to better align Asterias' expenditures with available capital resources, and will continue to explore synergistic opportunities at Asterias and BioTime that may advance product development in a cost effective manner.  For example, insight that we have gained from our PureStem® technology might help Asterias improve the purity and efficiency of production of the hES derived progenitor cells that it may use in some of its product development programs.  Asterias' management is continuing to evaluate the opportunities for Asterias' stem cell assets in order to select the best paths for the advancement of its key product programs, including paths that can be followed with Asterias' current financial assets and those that would be open if Asterias were to obtain the funding it is seeking in the form of research grants, cooperative development arrangements, and new equity capital.

We expect that as a result of this review of the key programs at Asterias there will be a more focused allocation of capital to programs that receive third party funding or other support, and a reduced level of current expenditures on other programs.  If third party funding or support is not received, we would expect Asterias to concentrate its resources on those product development programs that provide the best opportunity for near-term progress.

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

Asterias is in early-stage discussions with a United Kingdom based technology innovation center seeking their support for the development of advanced manufacturing processes for VAC2.  Methods developed at the technology innovation center would be incorporated in future commercial manufacturing processes for the product.  An alliance with the technology innovation center would be on a specific project basis and would require multiple approvals from different committees and boards at the center.

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

There can be no assurance that Asterias will receive any of grants that it is seeking or that Asterias will reach an agreement for support in the manufacture of VAC2 or the development of hES cell derived cardiomyocytes.

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

Cash generated by operations

During the three months ended March 31, 2014, we received $1,171,914 of cash in our operations.  Our sources of that cash primarily consisted of $97,886 in royalty revenues on product sales by licensees, $118,874 of research grant payments from the NIH, $658,907 in foreign research grants to Cell Cure Neurosciences, and $296,247 from the sale of research products and subscription and advertisement revenues.

Cash used in operations

During the three months ended March 31, 2014, our total research and development expenditures were $8,405,393 and our general and administrative expenditures were $3,667,171.  Net loss attributable to BioTime for the three months ended March 31, 2014 amounted to $8,099,014.  Net cash used in operating activities during this period amounted to $10,357,271.  The difference between the net loss and net cash used in operating activities during the three months ended March 31, 2014 was primarily attributable to the amortization of $1,367,998 in intangible assets, $801,554 in stock-based compensation paid to employees, consultants and directors, and $202,122 in grant receivables.  This overall difference was offset to some extent by $1,349,026 in deferred income tax benefit, $1,276,211 in accounts payable and accrued liabilities, $185,717 in other long term liabilities, $57,894 in inventory, and net loss of $1,629,017 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the three months ended March 31, 2014, we used $527,618 for investing activities.  The primary components of this cash were approximately $231,921 used in the purchase of equipment, and a lease security deposit of $300,000 for Asterias’ facilities in Fremont, California.

Cash generated by financing activities

During the three months ended March 31, 2014, we raised gross proceeds of $8,782,031 from the sale of 2,311,768 BioTime common shares at a weighted average price of $3.80 per share in the open market through our Controlled Equity OfferingSM facility with Cantor and through the sale of BioTime common shares held by our majority owned subsidiaries, LifeMap Sciences, OncoCyte, and Cell Cure Neurosciences.  The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries.

On March 4, 2014, BioTime received $3,500,000 from the sale of 70,000 shares of a newly authorized Series A Convertible Preferred Stock (“Series A Preferred Stock”).  The Series A Preferred Stock carries a cumulative annual 3% preferred dividend or $1.50 per share, in preference to BioTime common shares.  Each share of Series A Preferred Stock is convertible, at the election of the holder, into BioTime common shares at a conversion price of $4.00 per share, a current conversion ratio of 12.5 common shares for each share of Series A Preferred Stock.  See Note 7 to the condensed consolidated interim financial statements.

Contractual obligations

As of March 31, 2014, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (2)	$12,026,101	$940,963	$3,243,018	$2,579,280	$5,262,840

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.

(2)
Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, ESI, LifeMap Sciences, and Cell Cure Neurosciences.

Future capital needs

The completion of the acquisition of Geron’s stem cell related assets by our subsidiary Asterias will continue to result in an increase in our operating expenses and losses on a consolidated basis, and will increase our need for additional capital.  Asterias will use the acquired stem cell assets for the research and development of products for regenerative medicine.  Asterias’ research and development efforts will involve substantial expense, including but not limited to hiring additional research and management personnel, and the lease of additional research or manufacturing space that will add to our losses on a consolidated basis for the near future.  Also, Asterias is now a public company.  As a public company, Asterias will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, and public relations and investor relations.  These costs will be in addition to those incurred by us for similar purposes.

We and our subsidiaries will need to continue to sell BioTime common shares from time to time through our sales agreements with Cantor, and our subsidiaries may also seek to raise capital through the sale of their capital stock.  We and our subsidiaries will also seek funding for our research and development programs from other sources such as research grants and other arrangements with third parties.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries.  We do not engage in foreign currency hedging activities.  Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results.  We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency.  As of March 31, 2014 and as of December 31, 2013, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries.  However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future.  Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Asterias has assumed Geron’s position as appellant in an appeal filed in the United States District Court in Civil Action No. C12-04813 (the “ViaCyte Appeal”) seeking the reversal of two adverse determinations by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences with respect to two patent applications in U.S. Patent Interference 105,734, involving U.S. patent 7,510,876 (ViaCyte) and U.S. patent application 11/960,477 (Geron), and U.S. Patent Interference 105,827 involving U.S. patent 7,510,876 (ViaCyte) and U.S. patent application 12/543,875 (Geron).  Asterias has also assumed the interference proceedings upon which the appeal is based.  The rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron contributed to Asterias.  Asterias also assumed the USPTO interferences upon which the appeal is based, as well as certain oppositions filed by Geron against certain ViaCyte patent filings in Australia.  Asterias has agreed to assume all liabilities relating to the ViaCyte Appeal and the related interference proceedings, including the costs of litigation, other than expenses incurred by Geron prior to October 1, 2013.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the three months ended March 31, 2014 and for the fiscal years ended December 31, 2013, 2012, and 2011 were $8,206,254, $43,760,366, $21,362,524, and $17,535,587, respectively, and we had an accumulated deficit of $153,877,561 as of March 31, 2014 and $145,778,547, $101,895,712, and $80,470,009, as of December 31, 2013, 2012, and 2011, respectively.  We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products.  Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technologies.

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $8,405,393, during the three months ended March 31, 2014, and $26,609,423, $18,116,688, and $13,699,691 during the fiscal years ended December 31, 2013, 2012, and 2011, respectively, excluding $17,458,766 charged as in process research and development expenses during 2013 in accordance with ASC 805-50 on account of Asterias’ acquisition of certain assets from Geron. See Note 8 to condensed consolidated interim financial statements.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

Asterias’ operations will result in an increase in our operating expenses and losses on a consolidated basis

•	Asterias will use the stem cell assets that it has acquired from Geron for the research and development of products for regenerative medicine. Asterias’ research and development efforts will involve substantial expense, including but not limited to hiring additional research and management personnel, and possibly the rent of additional research or manufacturing space that will add to our losses on a consolidated basis for the near future.

•	Asterias has become a public company. As a public company, Asterias will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, listing its common shares for trading, and public relations and investor relations. These costs will be in addition to those incurred by BioTime for similar purposes.

•	As a developer of therapeutic products derived from hES or iPS cells, Asterias will face substantially the same kind of risks that affect our business, as well as the risks related to our industry generally.

Our success depends in part on the uncertain growth of the stem cell industry, which is still in its infancy

•	The success of our business of selling products for use in stem cell research depends on the growth of stem cell research, without which there may be no market or only a very small market for our products and technology. The likelihood that stem cell research will grow depends upon the successful development of stem cell products that can be used to treat disease or injuries in people or that can be used to facilitate the development of other therapeutic products. The growth in stem cell research also depends upon the availability of funding through private investment and government research grants.

•	There can be no assurance that any safe and efficacious human medical applications will be developed using stem cells or related technology.

•	Government-imposed bans, restrictions and religious, moral, and ethical concerns with respect to use of embryos or hES cells in research and development could have a material adverse effect on the growth of the stem cell industry, even if research proves that useful medical products can be developed using hES cells.

We will increase of our investment in LifeMap Sciences to provide funding for the development of new software products

Our subsidiary LifeMap Sciences has formed a new subsidiary, LifeMap Solutions, Inc., to develop the new personal mobile health software products intended to connect users with their complex personal health information and other big data.  We have agreed to invest at least $5,000,000 in LifeMap Sciences to provide funding for the project, and unless additional financing can be obtained from third parties, we may need to increase our investment significantly during the next few calendar years to fund the development and commercialization of the planned products.

The field of mobile health products, including both hardware and software products, is new, and there is no certainty that LifeMap Solutions will be successful in developing its planned new products or that it will be successful in commercializing any products that it does develop.

The field of mobile health products is subject to increasing competition, including from large computer and internet technology companies that have much greater financial and marketing resources than we and LifeMap Solutions have.

The FDA has also taken an interest in the field of on-line or mobile health products and there is a risk that the FDA could determine that LifeMap Solutions’ products should be regulated as medical devices under existing laws and regulations, or the FDA could promulgate new regulations that might subject LifeMap Solutions’ products to FDA clinical trial and approval procedures, as a prerequisite for permission to use and market the new mobile health products in the United States.  Foreign regulatory authorities could make similar determinations or could adopt their own rules regulating the use and marketing of LifeMap Solution’s products.

Sales of our products to date have not been sufficient to generate an amount of revenue sufficient to cover our operating expenses

•	Hextend® is presently the only plasma expander product that we have on the market, and it is being sold only in the U.S. and South Korea. The royalty revenues that we have received from sales of Hextend® have not been sufficient to pay our operating expenses. This means that we need to successfully develop and market or license additional products and earn additional revenues in sufficient amounts to meet our operating expenses.

•	We are also bringing our first stem cell research products to the market, but there is no assurance that we will succeed in generating significant revenues from the sale of those products.

Sales of the products we may develop will be adversely impacted by the availability of competing products

•	Sales of Hextend® have already been adversely impacted by the availability of other products that are commonly used in surgery and trauma care and sell at low prices.

•	In order to compete with other products, particularly those that sell at lower prices, our products will have to provide medically significant advantages.

•	Physicians and hospitals may be reluctant to try a new product due to the high degree of risk associated with the application of new technologies and products in the field of human medicine.

•	Competing products are being manufactured and marketed by established pharmaceutical companies. For example, B. Braun presently markets Hespan®, an artificial plasma volume expander, and Hospira and Teva sell a generic equivalent of Hespan®. Hospira also markets Voluven®, a plasma volume expander containing a 6% low molecular weight hydroxyethyl starch in saline solution.

•	Competing products for the diagnosis and treatment of cancer are being manufactured and marketed by established pharmaceutical companies, and more cancer diagnostics and therapeutics are being developed by those companies and by other smaller biotechnology companies. Other companies, both large and small, are also working on the development of stem cell based therapies for the same diseases and disorders that are the focus of the research and development programs of our subsidiaries.

•	There also is a risk that our competitors may succeed at developing safer or more effective products that could render our products and technologies obsolete or noncompetitive.

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

We and our subsidiaries will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses

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

•	At March 31, 2014, we had $6,637,834 of cash and cash equivalents on hand. There can be no assurance that we or our subsidiaries will be able to raise funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•	We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

The condition of certain cells, cell lines and other biological materials that Asterias acquired from Geron could impact the time and cost of commencing Asterias’ research and product development programs

The cells, cell lines and other biological materials that Asteria acquired are being stored under cryopreservation protocols intended to preserve their functionality.  Asterias has successfully completed the verification of the viability of three lots of OPC1 cells that it intends to use in clinical trials.  However, the functional condition of the other materials cannot be certified until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment.  Asterias intends to perform that testing on the cells that it intends to use in its research and development programs as the need arises.

To the extent that the cells Asterias plans to use are not sufficiently functional for its purposes, Asterias would need to incur the time and expense of regenerating cell lines from cell banks, or regenerating cell banks from cell stocks, which could delay and increase the cost of its research and development work using those cells.

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

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend

BioTime stem cell research programs, and to a lesser extent, the programs of BioTime’s subsidiaries, are directed primarily by our Chief Executive Officer, Dr. Michael West.  BioTime’s subsidiaries are directed by their respective management teams.  The loss of the services of Dr. West or members of senior management of BioTime and its subsidiaries could have a material adverse effect on us.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits

We have made several strategic acquisitions during the past few years, including ESI in 2010, Glycosan BioSystems, Inc. and Cell Targeting, Inc. in 2011, and XenneX, Inc. in 2012.  Asterias acquired Geron’s stem cell related assets during 2013.  If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business.  If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated.  Moreover, we might never realize the anticipated benefits of any acquisition.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

Clinical trial failures can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future therapeutic or diagnostic product candidates

Clinical trial failures or delays can occur at any stage of the trials, and may be directly or indirectly caused by a variety of factors, including but not limited to:

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

The Supreme Court decisions in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics will need to be considered in determining whether certain diagnostic methods and reagents can be patented, since the Court denied patent protection for the use of a mathematical correlation of the presence of a well-known naturally occurring metabolite as a means of determining proper drug dosage, and found that DNA sequences isolated from humans were not patent eligible.  Our subsidiary OncoCyte is developing PanC-Dx™ as a cancer diagnostic test, based on the presence of certain genetic markers for a variety of cancers.  Because PanC-Dx™ combines an innovative methodology with newly discovered compositions of matter, we are hopeful that this Supreme Court decision will not preclude the availability of patent protection for OncoCyte’s new product.  However, like other developers of diagnostic products, we are evaluating this new Supreme Court decision and new guidelines issued by the USPTO for the patenting of products that test for biological substances.

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

We have very limited experience in marketing, selling or distributing our products, and we may need to rely on marketing partners or contract sales companies

Even if we are able to develop our products and obtain necessary regulatory approvals, we have very limited experience or capabilities in marketing, selling or distributing our products.  We rely entirely on Hospira and CJ Health for the sale of Hextend®.  We currently have only limited sales, marketing and distribution resources for selling our stem cell research products, and no marketing or distribution resources for selling any of the medical devices or therapeutic products that we are developing.  Accordingly, we will be dependent on our ability to build our own marketing and distribution capability for our new products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners or sales representatives, or wholesale distributors for the commercial sale of our products.

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

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates

We will need to rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials that we may undertake for our products.  We may also rely on third parties to assist with our preclinical development of product candidates.  If we outsource clinical trials we may be unable to directly control the timing, conduct and expense of our clinical trials.  If we enlist third parties to conduct clinical trials and they fail to successfully carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Risks Related to the Asset Contribution Agreement

Asterias has been substituted for Geron in an appeal of two adverse patent rulings, and if the appeal is not successful, Asterias may not realize value from the Geron patent applications at issue in the appeal and might be precluded from developing therapies to treat certain diseases, such as diabetes

Asterias has been substituted for Geron as a party in interest in an appeal filed by Geron in the United States District Court for the Northern District of California, appealing two adverse rulings in favor of ViaCyte (formerly Novocell Inc.) by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences.  These rulings related to interference proceedings involving patent filings relating to definitive endoderm cells.  Geron had requested that the Board of Patent Appeals and Interferences declare this interference after ViaCyte was granted patent claims that conflicted with subject matter Geron filed in a patent application having an earlier priority date.  Those Geron patent applications are among the patent assets that Geron contributed to Asterias.  Asterias will assume all liabilities arising with respect to the ViaCyte Appeal, other than expenses incurred by Geron relating to the ViaCyte Appeal prior to the closing of the asset contribution transaction.  Appeals of this nature may involve costly and time-consuming legal proceedings and if Asterias is not successful in the appeal, these rulings may prevent or limit development of Asterias product candidates in certain fields such as diabetes treatment and Asterias may be unable to realize value from the patent applications at issue in the appeal.

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

Because we are engaged in the development of pharmaceutical and stem cell research products, the price of our common shares may rise and fall rapidly

•	The market price of our common shares, like that of the shares of many biotechnology companies, has been highly volatile.

•	The price of our common shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new drug, even though the outcome of those trials and the likelihood of ultimate FDA approval remain uncertain.

•	Similarly, prices of our common shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval.

•	The failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares.

•	Changes in the price of our common shares will affect the price at which our warrants may trade.

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

You may experience dilution of your ownership interests because of the future issuance of additional common shares and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders.  We are currently authorized to issue an aggregate of 127,000,000 shares of capital stock consisting of 125,000,000 common shares and 2,000,000 “blank check” preferred shares.  As of May 6, 2014, there were 72,149,329 common shares outstanding of which 10,546,137 were held by certain of our subsidiaries for resale in “at-the-market” transactions, 5,536,301 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 9,751,615 shares reserved for issuance upon the exercise of common share purchase warrants.  Our Board of Directors has designated 300,000 preferred shares as Series A Convertible Preferred Stock, of which 70,000 shares were outstanding as of March 31, 2014 and are convertible at the election of the holders into 875,000 common shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, As Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	Preferred Stock Purchase Agreement, dated March 4, 2014, between BioTime and certain investors (3)

10.2	Option Agreement, dated March 4, 2014, between BioTime and certain investors (3)

10.3	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated March 26, 2014, between BioTime, Inc. and Cantor Fitzgerald & Co (4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014

(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2014

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 12, 2014	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 12, 2014	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, As Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	Preferred Stock Purchase Agreement, dated March 4, 2014, between BioTime and certain investors (3)

10.2	Option Agreement, dated March 4, 2014, between BioTime and certain investors (3)

10.3	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated March 26, 2014, between BioTime, Inc. and Cantor Fitzgerald & Co (4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014

(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2014

*	Filed herewith