Form 10-Q
period 2014-06-30
BIOTIME INC
filed 2014-08-11
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,690,302 common shares, no par value, as of August 6, 2014

PART 1--FINANCIAL INFORMATION

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

Item 1. Financial Statements
BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,721,508	$5,495,478
Inventory	257,929	178,694
Trade accounts and grants receivable, net	1,190,723	998,393
Prepaid expenses and other current assets	1,476,104	1,277,405
Total current assets	18,646,264	7,949,970

Equipment, net	2,982,973	2,997,733
Deferred license and consulting fees	391,584	444,833
Deposits	435,482	129,129
Other long-term assets	57,048	-
Intangible assets, net	43,472,089	46,208,085
TOTAL ASSETS	$65,985,440	$57,729,750

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,741,617	$6,722,624
Capital lease liability, current portion	57,500	-
Deferred license and subscription revenue, current portion	270,348	235,276
Total current liabilities	5,069,465	6,957,900

LONG-TERM LIABILITIES
Deferred rent, net of current portion	20,112	35,997
Capital lease, net of current portion	57,500	-
Deferred tax liability, net	14,244,078	8,277,548
Other long-term liabilities	9,860	195,984
Total long-term liabilities	14,331,550	8,509,529

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred shares, no par value, authorized 2,000,000 shares as of June 30, 2014 and December 31, 2013; 70,000 and nil issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,500,000	-
Common shares, no par value, authorized 125,000,000 shares as of June 30, 2014 and December 31, 2013; 72,268,526 issued and 66,869,984 outstanding as of June 30, 2014 and 67,412,139 issued and 56,714,424 outstanding at December 31, 2013	199,944,402	203,456,401
Contributed capital	59,934	93,972
Accumulated other comprehensive (loss)/income	(85,134)	62,899
Accumulated deficit	(163,387,382)	(145,778,547)
Treasury stock at cost: 5,398,542 and 10,697,715 shares at June 30, 2014 and at December 31, 2013, respectively	(22,119,467)	(43,033,957)
BioTime stockholders' equity	17,912,353	14,800,768
Noncontrolling interest	28,672,072	27,461,553
Total stockholders' equity	46,584,425	42,262,321
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,985,440	$57,729,750

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES:
License fees	$300,079	$362,249	$594,582	$712,078
Royalties from product sales	76,109	103,315	173,996	210,914
Grant income	640,034	693,480	1,215,614	777,293
Sale of research products	90,478	57,281	189,068	124,005
Total revenues	1,106,700	1,216,325	2,173,260	1,824,290

Cost of sales	(251,265)	(180,811)	(383,179)	(363,560)

Gross Profit	855,435	1,035,514	1,790,081	1,460,730

EXPENSES:
Research and development	(9,081,137)	(5,530,395)	(17,469,570)	(10,975,825)
General and administrative	(4,835,972)	(3,621,570)	(8,503,259)	(7,005,091)
Total operating expenses	(13,917,109)	(9,151,965)	(25,972,829)	(17,980,916)

Loss from operations	(13,061,674)	(8,116,451)	(24,182,748)	(16,520,186)
OTHER INCOME/(EXPENSES):
Interest (expense)/income, net	(10,024)	579	(18,398)	1,522
Gain/(loss) on sale or write off of fixed assets	-	800	(8,576)	(710)
Other income/(expense), net	164,732	(80,541)	242,868	(109,520)
Total other expenses, net	154,708	(79,162)	215,894	(108,708)

LOSS BEFORE INCOME TAX BENEFIT	(12,906,966)	(8,195,613)	(23,966,854)	(16,628,894)

Deferred income tax benefit	1,513,258	-	2,862,284	-

NET LOSS	(11,393,708)	(8,195,613)	(21,104,570)	(16,628,894)

Net loss attributable to noncontrolling interest	1,873,518	645,848	3,495,735	1,346,503

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(9,520,190)	(7,549,765)	(17,608,835)	(15,282,391)
Dividends on preferred shares	(34,038)	-	(34,038)	-
Net loss attributable to common shareholders	(9,554,228)	(7,549,765)	(17,642,873)	(15,282,391)

Unrealized gain/(loss) on available-for-sale assets	1,120	-	(1,530)	-
Foreign currency translation (loss)/gain	(74,831)	28,857	(182,071)	177,294

TOTAL COMPREHENSIVE NET LOSS	$(9,593,901)	$(7,520,908)	$(17,792,436)	$(15,105,097)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.16)	$(0.14)	$(0.29)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING: BASIC AND DILUTED	61,498,164	53,791,434	59,886,748	52,490,767

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(17,608,835)	$(15,282,391)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	522,714	253,215
Amortization of intangible assets	2,735,996	1,285,145
Amortization of deferred consulting fees	18,993	32,559
Amortization of deferred license fees	54,750	54,750
Amortization of deferred rent	(10,080)	(4,446)
Amortization of deferred license, royalty and subscription revenues	(280)	(75,914)
Amortization of stock-based prepaid rent	42,293	-
Net loss allocable to noncontrolling interest	(3,495,735)	(1,346,503)
Stock-based compensation	2,212,141	1,351,795
Deferred income tax benefit	(2,862,284)	-
Loss on sale or write-off of equipment	21,031	710
Write-off for uncollectible receivables	(16,356)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(36,998)	(25,701)
Grant receivable	(132,876)	(269,365)
Inventory	(79,236)	(9,429)
Prepaid expenses and other current assets	(314,601)	(414,449)
Other long-term assets	-	(5,000)
Accounts payable and accrued liabilities	(2,034,852)	(30,865)
Deferred revenues	35,352	62,381
Other long-term liabilities	(186,386)	(41,731)
Net cash used in operating activities	(21,135,249)	(14,465,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(404,649)	(735,124)
Security deposit paid, net	(306,246)	(54,423)
Proceeds from the sale of equipment	4,000	-
Cash used in investing activities	(706,895)	(789,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee options exercised	12,500	-
Director options exercised	207,000	-
Proceeds from issuance of common stock	14,724,107	23,810,421
Fees paid on sale of common stock	(302,123)	(747,907)
Proceeds from sale of treasury stock and subsidiary warrants	13,582,209	1,819,500
Proceeds from sale of preferred stock	3,500,000	-
Proceeds from sale of common shares of subsidiary	468,000	255,502
Net cash provided by financing activities	32,191,693	25,137,516

Effect of exchange rate changes on cash and cash equivalents	(123,519)	73,599

NET CHANGE IN CASH AND CASH EQUIVALENTS:	10,226,030	9,956,329
CASH AND CASH EQUIVALENTS:
At beginning of the period	5,495,478	4,349,967
At end of the period	$15,721,508	$14,306,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,655	$-

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES:
Capital expenditure funded by capital lease borrowing	$115,000	$-
Common shares issued for consulting services	$-	$148,920
Common shares issued for rent	$-	$242,726

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General – BioTime is a biotechnology company focused on the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime and its subsidiaries plan to develop stem cell products for research and therapeutic use. BioTime’s primary therapeutic products are based on its HyStem® hydrogel technology and include Renevia™ a product currently in clinical trials in Europe to facilitate cell transplantation; ReGlyde™ and Premvia™ for tendon and dermatological applications, respectively. Asterias Biotherapeutics, Inc. (“Asterias”) is developing pluripotent stem-cell based therapies in neurology and oncology, including AST-OPC1 neural cells in spinal cord injury, multiple sclerosis and stroke, and AST-VAC2, a pluripotent stem cell-derived cancer vaccine. OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose cancer. ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, is marketing hES cell lines and stem cell related research products in domestic and over-seas markets under the ESI BIO branding program. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) is developing therapies to treat a variety of cardiovascular and related ischemic disorders, as well as products for research using cell reprogramming technology. Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”) is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis. LifeMap Sciences, Inc. (“LifeMap Sciences”) markets, sells and distributes GeneCard®, the leading human gene database and an integrated database suite that includes GeneCard®, the LifeMap Discovery® database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database. LifeMap Sciences’ subsidiary LifeMap Solutions, Inc. is developing mobile health software products.

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

BioTime previously developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime’s operating revenues are now derived primarily from research grants, from licensing fees and advertising from the marketing of the LifeMap Sciences database products, and from the sale of products for research.

The unaudited condensed consolidated interim balance sheet as of June 30, 2014, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, and the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014 have been made. The consolidated balance sheet as of December 31, 2013 is derived from the Company’s annual audited financial statements as of that date. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results anticipated for the full year of 2014.

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

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells, focused initially in the fields of neurology and oncology	70.6%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%	Israel
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases	74.52%	USA
LifeMap Sciences, Ltd.	Stem cell database	(1)	Israel
LifeMap Solutions, Inc.	Mobile health software	(1)	USA
OncoCyte Corporation	Cancer diagnostics	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%	USA
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries Stem cell-derived endothelial and cardiovascular related progenitor cells for research, drug testing, and therapeutics	94.8%	USA

(1)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.

All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the accounting and reporting requirements of SEC Regulation S-X. As of June 30, 2014, BioTime consolidated Asterias, ReCyte Therapeutics, OncoCyte, OrthoCyte, ESI, Cell Cure Neurosciences, BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, LifeMap Sciences, Ltd., and LifeMap Solutions, Inc. (“LifeMap Solutions”) as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of equity on BioTime’s condensed consolidated balance sheets.

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

Revenue recognition – BioTime complies with ASC 605-10 and records revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  Grant income and the sale of research products are recognized as revenue when earned. Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products. Royalty revenues consist of product royalty payments. License fee revenues consist primarily of subscription and advertising revenue from our online databases which are recognized based upon respective subscription or advertising periods. Other license fees under certain license agreements were recognized during prior periods when earned and reasonably estimable. Royalties earned on product sales are recognized as revenue in the quarter in which the royalty reports are received from the licensee, rather than the quarter in which the sales took place. When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts – Total trade receivables amounted to approximately $612,900 and $575,900 and grants receivable amounted to approximately $678,300 and $539,300 as of June 30, 2014 and December 31, 2013, respectively. Some of these amounts are deemed uncollectible; as such BioTime recognized allowance for doubtful accounts of approximately $100,500 and $116,800 as of June 30, 2014 and December 31, 2013, respectively. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Intangible assets – Intangible assets with finite useful lives are amortized over their estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted for depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business. When acquired in conjunction with the acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as the acquisition of assets from Geron), in accordance with the accounting rules in ASC 805-50, such intangible assets related to in-process research and development (“IPR&D”) are expensed upon acquisition. See Note 8.

Treasury stock – BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet. BioTime has the intent and ability to register any unregistered shares to support the marketability of the shares.

Warrants to purchase common stock – BioTime generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by BioTime as of June 30, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that BioTime may need to settle the warrants in cash. If BioTime were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, BioTime would record the fair value of the warrants as a liability at each balance sheet date and record changes in fair value in other income and expense in the consolidated statements of operations and comprehensive loss.

Cost of sales – BioTime accounts for the cost of research products acquired for sale and any royalties paid as a result of any revenues in accordance with the terms of the respective licensing agreements as cost of sales on the condensed consolidated statement of operations and comprehensive loss.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as general and administrative expenses when incurred. This accounting is in compliance with guidance promulgated by the Financial Accounting Standards Board (the “FASB”) regarding goodwill and other intangible assets.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation. Trade and grant receivables are now reported separately from prepaid expenses and other current assets.

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

Foreign currency translation gain and Comprehensive loss – In countries in which BioTime operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the condensed consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet. For the three and six months ended June 30, 2014 comprehensive loss includes foreign currency translation loss of $74,831 and loss of $182,071, respectively and unrealized gain of $1,120 and unrealized loss of $1,530, respectively on Geron common shares held by Asterias as of June 30, 2014. The unrealized gain/loss from the Geron shares is a component of comprehensive loss because these shares are considered marketable equity securities that are available-for-sale. For the three and six months ended June 30, 2013, comprehensive net loss includes foreign currency translation gain of $28,857 and $177,294, respectively.

Income taxes – BioTime accounts for income taxes in accordance with GAAP requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Beginning October 1, 2013, Asterias will file separate U.S. federal and state income tax returns but effectively BioTime will combine Asterias’ tax provision with BioTime’s. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of June 30, 2014 and 2013 respectively. BioTime files its income tax returns in the U.S. federal and various state and local and foreign jurisdictions. Generally, BioTime is no longer subject to income tax examinations by major taxing authorities for years before 2010. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next six months.

A deferred income tax benefit of approximately $2,862,000 was recorded for the six months ended June 30, 2014, of which approximately $2,442,000 was related to federal and $420,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias' sale of BioTime shares resulted in a taxable gain of approximately $10.3 million and a tax payable of $4.1 million.  This payable, however, is expected to be fully offset by Asterias' available net operating losses thus, resulting in no cash income taxes due from that sale.  As of June 30, 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock.  Both transactions were treated as a deemed distribution by Asterias and recorded against equity.  BioTime net operating losses may not be offset against Asterias gains as the entities file separate tax returns and may not use each other's tax attributes.

Stock-based compensation – BioTime adopted accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Consistent with FASB guidelines, BioTime utilizes the Black-Scholes Merton option pricing model for valuing share-based payment awards. BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.

Impairment of long-lived assets – BioTime’s long-lived assets, including intangible assets, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, BioTime will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

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

Loss per share – Basic net loss per share attributable to common shareholders is computed by dividing net loss attributable to the common shareholders of BioTime by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods. Diluted loss per share for the three and six months ended June 30, 2014 excludes any effect from 5,398,542 treasury shares, 5,424,426 options and 9,195,002 warrants, and for the three and six months ended June 30, 2013 excludes 2,315,286 treasury shares, 4,394,634 options, and 1,751,615 warrants.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying condensed consolidated balance sheets.

Effect of recently issued and recently adopted accounting pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by BioTime to determine the impact that they might have on its consolidated financial statements.

In May 2014, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). The guidance of this update effects any entity that either issues contracts with customers or transfers goods or services or enters into contracts for the transfer of non-financial assets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve those core principals, the ASU specifies steps that the entity should apply for revenue recognition. The guidance also specifies the accounting for some costs to obtain or fulfill the contract with customer and disclosure requirements to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  BioTime is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The ASU requires a performance target that effects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application is permitted. BioTime is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

2. Inventory

BioTime held $245,006 and $165,771 of inventory of finished goods products on-site at its corporate headquarters in Alameda, California at June 30, 2014 and December 31, 2013, respectively. Finished goods products of $12,923 were held by a third party on consignment at June 30, 2014 and December 31, 2013.

3. Equipment

At June 30, 2014 and December 31, 2013, equipment, furniture and fixtures were comprised of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Equipment, furniture and fixtures	$4,942,835	$4,431,586
Accumulated depreciation	(1,959,862)	(1,433,853)
Equipment, net	$2,982,973	$2,997,733

Equipment, furniture and fixtures includes $115,000 financed by capital lease borrowings. Depreciation expense amounted to $522,714 and $253,215 for the six months ended June 30, 2014 and 2013, respectively.

4. Intangible assets

At June 30, 2014 and December 31, 2013, intangible assets and intangible assets net of amortization were comprised of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Intangible assets	$54,719,918	$54,719,918
Accumulated amortization	(11,247,829)	(8,511,833)
Intangible assets, net	$43,472,089	$46,208,085

BioTime amortizes its intangible assets generally over an estimated period of 10 years on a straight line basis. BioTime recognized $2,735,996 and $1,285,145 in amortization expense of intangible assets during the six months ended June 30, 2014 and 2013, respectively.

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

WARF License—Research Products

On January 3, 2008, BioTime entered into a Commercial License and Option Agreement with Wisconsin Alumni Research Foundation (“WARF”). The WARF license permits BioTime to use certain patented and patent pending technology belonging to WARF, as well as certain stem cell materials, for research and development purposes, and for the production and marketing of products used as research tools, including in drug discovery and development. BioTime granted its subsidiary ReCyte Therapeutics a sublicense under its license from WARF. BioTime or ReCyte Therapeutics will pay WARF royalties on the sale of products and services using the technology or stem cells licensed from WARF. The royalty will range from 2% to 4%, depending on the kind of products sold. The royalty rate is subject to certain reductions if BioTime also becomes obligated to pay royalties to a third party in order to sell a product. BioTime paid licensing fees, totaling $295,000 in cash and BioTime stock, and reimbursed WARF for certain costs associated with preparing, filing, and maintaining the licensed patents. In addition, BioTime pays WARF $25,000 annually as a license maintenance fee. The licensing fees less the amortized portion were included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013.

ReCyte Therapeutics Licenses from ACT

On July 10, 2008, ReCyte Therapeutics entered into a License Agreement with Advanced Cell Technology, Inc. (“ACT”), under which ReCyte Therapeutics acquired exclusive worldwide rights to use ACT’s “ACTCellerate™” technology for methods to accelerate the isolation of novel cell strains from pluripotent stem cells. ReCyte Therapeutics paid ACT a $250,000 license fee. ReCyte Therapeutics has assigned its rights under the License Agreement to BioTime. BioTime will pay an 8% royalty on sales of products, services, and processes that utilize the licensed technology. Once a total of $1,000,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last to expire of the licensed patents, whichever is later. The $250,000 license fee less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013.

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

The technology licensed by ReCyte Therapeutics covers methods to transform cells of the human body, such as skin cells, into an embryonic state in which the cells will be pluripotent. Under the ACT License, ReCyte Therapeutics paid ACT a $200,000 license fee and will pay a 5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the ACT technology to third parties. Once a total of $600,000 of royalties has been paid, no further royalties will be due. The license will expire in twenty years or upon the expiration of the last-to-expire of the licensed patents, whichever is later. The $200,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013.

Under the Kirin Sublicense, ReCyte Therapeutics has paid ACT a $50,000 license fee and will pay a 3.5% royalty on sales of products, services, and processes that utilize the licensed ACT technology, and 20% of any fees or other payments (other than equity investments, research and development costs, loans and royalties) received by ReCyte Therapeutics from sublicensing the Kirin Technology to third parties. ReCyte Therapeutics will also pay to ACT or to an affiliate of Kirin Pharma Company, Limited (“Kirin”), annually, the amount, if any, by which royalties payable by ACT under its license agreement with Kirin are less than the $50,000 annual minimum royalty due. Those payments by ReCyte Therapeutics will be credited against other royalties payable to ACT under the Kirin Sublicense. The license will expire upon the expiration of the last to expire of the licensed patents, or May 9, 2016 if no patents are issued. The $50,000 license fee payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013.

ReCyte Therapeutics License from RGI

On February 29, 2009, ReCyte Therapeutics entered into a Stem Cell Agreement with Reproductive Genetics Institute (“RGI”). In partial consideration of the rights and licenses granted to ReCyte Therapeutics by RGI, BioTime issued to RGI 32,259 common shares, having a market value of $50,000 on the effective date of the Stem Cell Agreement. This $50,000 payment less the amortized portion is included in deferred license fees in BioTime’s condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013.

OncoCyte License from SBMRI

Through BioTime’s acquisition of the assets of Cell Targeting, Inc. during March 2011, BioTime acquired a royalty-bearing, exclusive, worldwide license from the Sanford-Burnham Medical Research Institute (“SBMRI”) to use certain patents pertaining to homing peptides for preclinical research investigations of cell therapy treatments, and to enhance cell therapy products for the treatment and prevention of disease and injury in conjunction with BioTime’s own proprietary technology or that of a third party. BioTime assigned the SBMRI license to OncoCyte during July 2011. OncoCyte will pay SBMRI a royalty of 4% on the sale of pharmaceutical products, and 10% on the sale of any research-use products that OncoCyte develops using or incorporating the licensed technology; and 20% of any payments OncoCyte receives for sublicensing the patents to third parties. The royalties payable to SBMRI may be reduced by 50% if royalties or other fees must be paid to third parties in connection with the sale of any products. An annual license maintenance fee is payable each year during the term of the license, and after commercial sales of royalty bearing products commence, the annual fee will be credited towards OncoCyte's royalty payment obligations for the applicable year. OncoCyte will reimburse SBMRI for 25% of the costs incurred in filing, prosecuting, and maintaining patent protection, subject to OncoCyte’s approval of the costs. OncoCyte incurred no royalty expenses to date as of June 30, 2014.

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

If Teva does not exercise its option and Cell Cure Neurosciences instead grants, subject to the terms of the Amended and Restated Research and License Agreement, a sublicense to any strategic partner comparable to Teva (a “Strategic Partner”), Cell Cure Neurosciences will pay Hadasit 30% of all sublicensing payments made by said Strategic Partner to Cell Cure Neurosciences, other than payments for research, reimbursements of patent expenses, loans or equity investments, provided that the minimum payments due to Hadasit in respect of amounts which constitute royalties based on sales of licensed products by the Strategic Partner, its affiliates or sublicensees shall not be less than 1.2% of the underlying net sales.

If Teva does not exercise its option and Cell Cure Neurosciences does not grant a sublicense to a Strategic Partner but instead commercializes OpRegen® or OpRegen®-Plus itself or sublicenses the Hadasit patents to a third party, other than Teva or a Strategic Partner, for the completion of development or commercialization of OpRegen® or OpRegen®-Plus, Cell Cure Neurosciences will pay Hadasit a 5% royalty on sales of products that utilize the licensed technology. Commencing in January 2017, Hadasit will be entitled to receive an annual minimum royalty payment of $100,000 that will be credited toward the payment of royalties and sublicense fees otherwise payable to Hadasit during the calendar year. If Cell Cure Neurosciences or a sublicensee other than Teva paid royalties during the previous year, Cell Cure Neurosciences may defer making the minimum royalty payment until December and will be obligated to make the minimum annual payment to the extent that royalties and sublicensing fee payments made during that year are less than $100,000.

If Teva does not exercise its option under the Teva License Option Agreement and Cell Cure Neurosciences does not grant a sublicense to a Strategic Partner but instead Cell Cure Neurosciences or a sublicensee other than Teva or a Strategic Partner conducts clinical trials of OpRegen® or OpRegen®-Plus, Hadasit will be entitled to receive certain milestone payments from Cell Cure Neurosciences upon the first attainment of certain clinical trial milestones in the process of seeking regulatory approval to market a product developed by Cell Cure Neurosciences using the licensed patents. Hadasit will receive $250,000 upon the enrollment of patients in the first Phase I clinical trial, $250,000 upon the submission of Phase II clinical trial data to a regulatory agency as part of the approval process, and $1 million upon the enrollment of the first patient in the first Phase III clinical trial. These milestone payments are creditable by Cell Cure Neurosciences against sublicensing receipts that are payable to Hadasit at the time of each milestone payment for said milestone payment, except that the $1 million milestone payment shall only be creditable by Cell Cure Neurosciences if it received the sublicensing receipts in the amount of $50 million.

BioTime License for the University of Utah

Through the merger of Glycosan into OrthoCyte during March 2011, BioTime acquired a license from the University of Utah to use certain patents in the production and sale of certain hydrogel products. Under the License Agreement, the scope of which was expanded by an amendment during August 2012, BioTime will pay a 3% royalty on sales of products and services performed that utilize the licensed patents. Commencing in 2014, BioTime is obligated to pay minimum royalties to the extent that actual royalties on products sales and services utilizing the patents are less than the minimum royalty amount. The minimum royalty amounts are $22,500 in 2014 and $30,000 each year thereafter during the term of the License Agreement. BioTime shall also pay the University of Utah 30% of any sublicense fees or royalties received under any sublicense of the licensed patents.

BioTime will pay a $225,000 milestone fee within six months after the first sale of a “tissue engineered product” that utilizes a licensed patent. A tissue engineered product is defined as living human tissues or cells on a polymer platform, created at a place other than the point-of-care facility, for transplantation into a human patient.

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

6. Accounts Payable and Accrued Liabilities

At June 30, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Accounts payable	$1,880,095	$3,887,950
Accrued bonuses	207,250	600,000
Other accrued liabilities	2,654,272	2,234,674
	$4,741,617	$6,722,624

7. Equity

Preferred Shares

BioTime is authorized to issue 2,000,000 shares of preferred stock. The preferred shares may be issued in one or more series as the board of directors may by resolution determine. The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series.

As of June 30, 2014, BioTime has 70,000 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock carries a cumulative annual 3% preferred dividend or $1.50 per share, in preference to BioTime common shares. Each share of Series A Preferred Stock is convertible, at the election of the holder, into BioTime common shares at a conversion price of $4.00 per share, a current conversion ratio of 12.5 common shares for each share of Series A Preferred Stock.

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

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value. As of June 30, 2014, BioTime had issued 72,268,526 common shares and outstanding 66,869,984 common shares.

Options and Warrants

BioTime has an Equity Incentive Plan pursuant to which it may issue options to purchase, or may issue as “restricted stock,” up to a total of 4,000,000 common shares. During the six months ended June 30, 2014 and 2013, BioTime granted 1,260,000 and 1,155,000 options, respectively, under its 2012 Equity Incentive Plan. At June 30, 2014, a total of 5,424,426 options were outstanding under the Equity Incentive Plan and BioTime’s 2002 Stock Option Plan.

At June 30, 2014, BioTime had warrants outstanding entitling the holders to purchase a total of 9,195,002 BioTime common shares at an exercise price of $5.00 per share. Asterias currently holds 8,000,000 of the warrants but will distribute them to the holders of its Series A common stock after Geron Corporation distributes, on a pro rata basis and subject to applicable legal requirements and certain other limitations, those shares of Series A common stock to its stockholders. The number of common shares and exercise price will be proportionally adjusted in the event of a stock split, stock dividend, combination, or similar recapitalization of the common shares, and upon the occurrence of certain other transactions.

During the six months ended June 30, 2014, 115,000 options and no warrants were exercised.

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

Geron Assets Acquisition

Under the Asset Contribution Agreement, Geron contributed to Asterias certain patents, patent applications, trade secrets, know-how and other intellectual property rights with respect to the technology of Geron directly related to the research, development and commercialization of certain products and know-how related to human embryonic stem (“hES”) cells; certain biological materials, reagents, laboratory equipment; as well as clinical trial documentation, files and data, primarily related to GRNOPC1 clinical trials for spinal cord injury and VAC1 clinical trials for acute myelogenous leukemia. Asterias assumed all obligations related to such assets that would be attributable to periods, events or circumstances after the Asset Contribution closing date, including those related to certain patent interference proceedings and appeals in Federal District Court that have subsequently been settled.

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

The values of the acquired assets were estimated at October 1, 2013 based upon a preliminary review of those assets which took into account factors such as the condition of the cells, cell lines and other biological materials being contributed, the stage of development of particular technology and product candidates related to patents, patent applications, and know-how, the intended use of these assets and the priority assigned to the development of product candidates to which those assets relate, and the assessment of the estimated useful lives of patents. The amounts allocated to patents and other intellectual property rights that Asterias intends to license were capitalized as intangible assets and are being amortized over an estimated useful life period of 10 years. The amounts allocated to IPR&D were expensed at the time of acquisition of the related assets in accordance with the requirements of ASC 805-50. The allocation was based on the relative fair value of assets eligible for capitalization and the fair value of assets representing IPR&D before assessing the deferred tax liability arising from the difference in book versus tax basis on Geron intangible assets acquired, which management estimated to be approximately equal. Accordingly, $17,458,766 was capitalized as of December 31, 2013, and $17,458,766 was expensed. These amounts are preliminary as management has not yet completed a detailed assessment and valuation of the acquired assets. Such assessment and valuation is expected to be completed during the current fiscal year. Accordingly, the amounts included in capitalized intangible assets and expensed IPR&D as of December 31, 2013 are subject to adjustments which could be material.

Asterias is also obligated to pay Geron royalties on the sale of products, if any, that are commercialized in reliance upon patents acquired from Geron, at the rate of 4% of net sales.

Stock and Warrant Purchase Agreement with Romulus

On January 4, 2013, in connection with entering into the Asset Contribution Agreement, Asterias entered into a Stock and Warrant Purchase Agreement with Romulus Films, Ltd (“Romulus”) pursuant to which Romulus agreed to purchase 2,136,000 Series B Shares and warrants to purchase 350,000 additional Series B Shares for $5,000,000 in cash upon the consummation of the acquisition of assets under the Asset Contribution Agreement. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $5.00 per share. On October 1, 2013, the shares and warrants were issued in exchange for $5,000,000 in cash.

9. Unaudited Pro Forma Interim Financial Information – Six Months Ended June 30, 2014 and 2013

The following unaudited pro forma information gives effect to the asset acquisition through the Asset Contribution Agreement with Geron as if the transaction took place on January 1, 2013. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Six Months Ended June 30,
	2014	2013
Gross Profit	$1,790,081	$473,070

Net loss available to common shareholders	$(17,608,835)	$(25,568,831)

Net loss per common share – basic and diluted	$(0.29)	$(0.42)

10. Sales of BioTime Common Shares by Subsidiaries

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias Series B common stock to two investors for $12,500,000 in cash. Broadwood Partners, L.P., BioTime’s largest shareholder, purchased 1,000,000 of the BioTime common shares with 1,000,000 Asterias warrants. One of BioTime’s directors, Neal C. Bradsher, is President of Broadwood Partners, L.P., the investment manager of Broadwood Partners, L.P., and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President of Broadwood Capital, Inc. The other 4,000,000 BioTime common shares with 4,000,000 Asterias warrants were purchased by a trust previously established by George Karfunkel. Mr. Karfunkel beneficially owns more than 5% of the outstanding common shares of BioTime. Asterias allocated the proceeds received from the sale of the BioTime common stock and Asterias warrants based on their relativie fair values resulting in $9,316,109 and $3,183,891 of the proceeds being allocated to the common shares and warrants, respectively.

11. Subsequent Events

On July 21, 2014, BioTime’s Chief Executive Officer, Michael D. West, and BioTime’ Senior Vice President, Chief Operating Officer, and Chief Financial Officer, Robert W. Peabody, exercised BioTime stock options to purchase 1,470,400 and 475,000 BioTime common shares, respectively, at an exercise price of $0.50 per share. Dr. West paid the exercise price of his options and a portion of his income tax withholding obligation through the delivery of 434,013 BioTime common shares to BioTime. Mr. Peabody paid the exercise price of his options through the delivery of 89,623 BioTime common shares to BioTime. The BioTime common shares had a market value of $2.65 per share on that date. Dr. West and Mr. Peabody also sold 270,000 and 100,000 BioTime common shares, respectively, on that date to a BioTime shareholder in a privately negotiated transaction to raise cash proceeds needed to pay additional taxes arising from the exercise of their stock options.

During July 2014, BioTime’s subsidiary OncoCyte expanded the clinical development of its urine-based bladder cancer diagnostic test by initiating a multi-site clinical trial that will involve up to 1,200 patient samples obtained from at least four large urology clinics located throughout the United States. The goal of the clinical trial is to compare the performance of OncoCyte’s proprietary PanC-Dx™ bladder cancer markers to the performance of cystoscopy. Investigators in the trial are collecting urine samples from patients undergoing cystoscopy for the diagnosis of either primary or recurrent bladder cancer. Cystoscopy and biopsy results will be compared with the results of OncoCyte’s proprietary diagnostic test panel in determining the overall performance of the PanC-Dx™ markers. PanC-Dx™ is a class of non-invasive cancer diagnostics based on OncoCyte’s proprietary set of cancer markers.

On August 7, 2014 we were notified by the U.S. Food and Drug Administration of a premarket approval of our 510 (k) application for Premvia™, a HyStem®-based product indicated for the management of wounds including: partial-thickness, full-thickness, tunneling wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, donor skin graft sites, post-Moh’s surgery, post-laser surgery, podiatric wounds, wound dehiscence, abrasions, lacerations, second degree burns, skin tears, and draining wounds.

We evaluated subsequent events through the issuance date of the financial statements. We are not aware of any significant events, that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on our financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Hextend® is manufactured and distributed in the United States by Hospira, Inc., and in South Korea by CJ Health Corporation (“CJ Health”), a subsidiary of Cheil Jedang Corp., under license from us.

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership as at June 30, 2014, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells focused initially in the fields of neurology and oncology	70.6%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%	Israel
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases	74.52%	USA
LifeMap Sciences, Ltd.	Stem cell database	(1)	Israel
LifeMap Solutions, Inc.	Mobile health software	(1)	USA
OncoCyte Corporation	Cancer diagnostics	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%	USA
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries. Stem cell-derived endothelial and cardiovascular related progenitor cells for research, drug testing, and therapeutics	94.8%	USA

(1)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.

Additional Information

Espy®, HyStem®, Hextend®, PureStem®, and PentaLyte® are registered trademarks of BioTime, Inc., and Renevia™, ESpan™ and ESI BIO™ are trademarks of BioTime, Inc. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. PanC-Dx™ is a trademark of OncoCyte Corporation. OpRegen® is a registered trademark of Cell Core Neurosciencs, Ltd. GeneCards® is a registered trademark of Yeda Research and Development Co. Ltd.

We were incorporated in 1990 in the state of California. Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502. Our telephone number is (510) 521-3390.

Research and Development Expenses

The following table shows the approximate percentages of our total research and development expenses of $17,469,570 and $10,975,825 allocated to our primary research and development projects during the three and six months ended June 30, 2014 and 2013, respectively.

		Three Months Ended June 30,		Six Months Ended June 30,
Company	Program	2014	2013	2014	2013
Asterias	hESC-based cell therapeutic programs	30.2%	10.6%	30.6%	7.1%
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	8.8%	13.5%	9.3%	13.2%
BioTime	PureStem® technology	–%	–%	–%	1.8%
BioTime	Hydrogel therapeutic products and HyStem® research	18.8%	20.6%	17.3%	21.1%
BioTime	Hextend®	0.2%	0.4%	0.2%	0.4%
BioTime	HyStem® 3D cell culture platform for cancer drug discovery	1.0%	–%	0.7%	–%
BioTime Asia	Stem cell products for research	–%	0.1%	–%	0.1%
Cell Cure Neurosciences	Age related macular degeneration (OpRegen® and OpRegen®-Plus), and neurological disease therapeutics	14.5%	18.4%	14.6%	20.8%
LifeMap Sciences	Database development and sales and mobile health software development	9.9%	11.7%	9.6%	11.4%
OncoCyte	Cancer diagnostics	10.5%	12.6%	10.8%	12.8%
OrthoCyte	Orthopedic therapeutics	2.0%	6.3%	2.3%	5.5%
ReCyte Therapeutics	Cardiovascular therapeutics	4.1%	5.8%	4.6%	5.8%

Critical Accounting Policies

Revenue recognition – We comply with ASC 605-10 and record revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  Grant income and the sale of research products are recognized as revenue when earned. Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products. Royalty revenues consist of product royalty payments. License fee revenues consist of fees under license agreements and are recognized when earned and reasonably estimable and also include subscription and advertising revenue from our online databases based upon respective subscription or advertising periods. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

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

Results of Operations

For the three and six months ended June 30, 2014, we recorded a net loss of $9,520,190 and $17,608,835, respectively.

Revenues

	Three Months Ended June 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
License fees	$300,079	$362,249	$-62,170	-17.2%
Royalty from product sales	76,109	103,315	-27,206	-26.3%
Grant income	640,034	693,480	-53,446	-7.7%
Sales of research products and services	90,478	57,281	+33,197	+58.0%
Total revenues	1,106,700	1,216,325	-109,625	-9.0%
Cost of sales	(251,265)	(180,811)	+70,454	+39.0%
Gross profit	855,435	1,035,514	-180,079	-17.4%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
License fees	$594,582	$712,078	$-117,496	-16.5%
Royalty from product sales	173,996	210,914	-36,918	-17.5%
Grant income	1,215,614	777,293	+438,321	+56.4%
Sales of research products and services	189,068	124,005	+65,063	+52.5%
Total revenues	2,173,260	1,824,290	+348,970	+19.1%
Cost of sales	(383,179)	(363,560)	+19,619	+5.4%
Gross profit	1,790,081	1,460,730	+329,351	+22.5%

Our license fee revenues amounted to $300,079 and $594,582 for the three and six months ended June 30, 2014, respectively. License fee revenues for the same periods in 2013 amounted to $362,249 and $712,078, respectively. License fee revenues for the six months ended June 30, 2014 and 2013 include subscription and advertising revenues of $594,582 and $638,148 from LifeMap Science’s online database business primarily related to its GeneCards® database.

Under our license agreements with Hospira and CJ Health, our licensees report sales of Hextend® and pay us the royalties due on account of such sales within 90 days after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. For example, royalties on sales made during the first quarter 2014 were not recognized until the second quarter of fiscal year 2014.

Our royalty revenues from product sales for the six months ended June 30, 2014 primarily consist of $61,981 of royalties earned by Asterias under license agreements that Asterias acquired as part of the assets received from Geron under the Asset Contribution Agreement. Royalty revenues on sales of Hextend® made by Hospira and CJ Health during the period beginning January 1, 2014 and ending March 31, 2014 which we recognized as revenues in the three months ended June 30, 2014 were $55,397 compared with $103,315 for the three months ended June 30, 2013. This 46% decrease in royalties on sales of Hextend® is attributable to a decrease in the U.S. and in the Republic of Korea. The blood volume expander marketing continues to contract and hospitals continue to shift their purchases to albumin products. Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®. Sales of Hextend® were also suspended by Hospira during January and February of 2014 following the implementation of certain new safety labeling changes mandated by the FDA for the entire class of hydroxyethyl starch products, including Hextend®. The labeling changes, which may also have contributed to the decline in sales since approval by the FDA in November 2013, include a boxed warning stating that the use of hydroxyethyl starch products, including Hextend®, increases the risk of mortality and renal injury requiring renal replacement therapy in critically ill adult patients, including patients with sepsis, and that Hextend® should not be used in critically ill adult patients, including patients with sepsis. New warning and precaution information is also required along with new information about contraindications, adverse reactions, and information about certain recent studies. In addition, during June 2014, we entered into an amendment of our license agreement with CJ Health that extended the term of the license and CJ Health’s royalty payment obligation beyond the expiration date of our Korean patents but reduced the royalty rate by 50%. We expect royalty revenues from sales of Hextend® to continue to decline as a percentage of total revenue.

Based on sales of Hextend® that occurred during the second quarter of 2014, we will receive royalties of $51,216 from Hospira and we have received $12,080 from CJ Health during the third quarter of 2014. Total royalties of $63,296 for the quarter decreased 21% from royalties of $80,592 received during the same period last year. These royalties will be reflected in our financial statements for the third quarter of 2014.

Total grant revenue for the three and six months ended June 30, 2014 were $640,034 and $1,215,614, respectively, representing decrease and increases of approximately 7.7% and 56.4% over grant revenues for the respective periods of the prior year. Grant revenue for the three and six months ended June 30, 2014 included $455,488 and $881,179, respectively, recognized through Cell Cure Neurosciences, and $184,546 and $334,435, respectively from various grants awarded to us by the National Institutes of Health (''NIH'') that will expire at various time during the current year.

While revenues increased by 19.1% during the six months ended June 30, 2014, cost of sales increased by only 5.4%, reflecting the fact that grant revenues, which do not give rise to costs of sales, increased by $438,321.

	Three Months Ended June 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$(9,081,137)	$(5,530,395)	$ +3,550,742	+64.2%
General and administrative expenses	(4,835,972)	(3,621,570)	+1,214,402	+33.5%
Interest (expense)/income, net	(10,024)	579	-10,603	-1,831.3%
Other income/(expense), net	164,732	(80,541)	+245,273	+304.53%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$(17,469,570)	$(10,975,825)	$ +6,493,745	+59.2%
General and administrative expenses	(8,503,259)	(7,005,091)	+1,498,168	+21.4%
Interest (expense)/income, net	(18,398)	1,522	-19,920	-1,308.8%
Other income/(expense), net	242,868	(109,520)	+352,388	+321.75%

Research and development expenses – Research and development expenses for the three and six months ended June 30, 2014 increased to $9,081,137 and $17,469,570, respectively, from $5,530,395 and $10,975,825 for the same periods in 2013. The increase is largely due to the ramp-up of Asterias’ operations following its acquisition of stem cell assets from Geron and us through the Asset Contribution Agreement and also the commencement of operations of LifeMap Solutions.

The largest component of the increase in research and development expenses during the three months ended June 30, 2014 was an increase of $1,279,341 in employee compensation, including stock based compensation, employee bonus accruals, and related costs allocated to research and development expenses. The increase in employee compensation reflects, in part, Asterias hiring additional management and scientific personnel, certain Asterias executives and other employees who had been employed on a part-time basis during the same period in 2013 subsequently becoming employed on a full-time basis, and the hiring of three executive level employees at LifeMap Solutions. Other components of the increase in research and development expenses were an increase of $725,425 in amortization of intangible assets resulting from Asterias’ acquisition of Geron’s stem cell assets, an increase of $226,261 in consulting services, an increase of $390,338 in patents, licenses, and trademark related fees arising primarily from assets that Asterias acquired from Geron, an increase of $116,299 in laboratory expenses and supplies at Asterias, an increase of $127,650 in depreciation expenses allocated to research and development expenses again largely related to Asterias’ asset acquisition, an increase of $141,786 in rent and facilities maintenance related expenses allocated to research and development expenses, an increase of $54,745 in legal expenses, and an increase of $331,563 in CellCure Neurosciences’ research and development expenses.

The increase in research and development expenses during the six months ended June 30, 2014 is attributable to the same factors that contributed to the increase during the second quarter and reflect an increase of $2,567,872 in employee compensation, including stock based compensation, employee bonus accruals, and related costs allocated to research and development expenses, an increase of $1,450,850 in amortization of intangible assets, an increase of $529,379 in consulting services, an increase of $691,974 in patents, licenses, and trademark related fees, an increase of $296,035 in laboratory expenses and supplies, an increase of $260,587 in depreciation expenses allocated to research and development expenses, an increase of $161,328 in rent and facilities maintenance related expenses allocated to research and development expenses, an increase of $80,469 in travel, lodging, and meals allocated to research and development expenses, and an increase of $267,678 in CellCure Neurosciences’ research and development expenses.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the six months ended June 30, 2014 and 2013.

		Six Months Ended June 30,
Company	Program	2014	2013
Asterias	hESC-based cell therapeutic programs	$5,341,884	$781,989
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	1,629,966	1,445,600
BioTime	PureStem® technology	-	199,447
BioTime	Hydrogel therapeutic products and HyStem® research	3,019,683	2,312,730
BioTime	Hextend®	31,862	44,163
BioTime	HyStem® 3D cell culture platform for cancer drug discovery	117,432	-
BioTime Asia	Stem cell products for research	-	16,055
Cell Cure Neurosciences	OpRegen®, OpRegen®-Plus, and neurological disease therapeutics	2,555,712	2,281,952
LifeMap Sciences	Database development and sales and mobile health software development	1,680,249	1,248,767
OncoCyte	Cancer diagnostics	1,884,284	1,406,873
OrthoCyte	Orthopedic therapeutics	405,852	603,438
ReCyte Therapeutics	Cardiovascular therapeutics	802,646	634,811
Total research and development expenses		$17,469,570	$10,975,825

General and administrative expenses – General and administrative expenses for the three and six months ended June 30, 2014 increased to $4,835,972 and $8,503,259, respectively, from $3,621,570 and $7,005,091 for the same periods in 2013. The increase in general and administrative expenses of $1,214,402 and $1,498,168 for the three and six months ended June 30, 2014 compared to the same periods in 2013 is in part a result of the ramp-up of Asterias’ operations. General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, legal and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

The largest component of the increase in general and administrative expenses was $989,342 in employee compensation, including stock-based compensation, employee bonus accruals, and related costs allocated to general and administrative expenses. The increase in employee compensation reflects, in part, the hiring of additional management and administrative personnel at Asterias, certain Asterias executives and other employees who had been employed on a part-time basis during the first quarter of 2013 becoming employed by Asterias on a full-time basis, and the hiring of executives by LifeMap Solutions in connection with the commencement of its operations.

Other components of the increase in total general and administrative costs on a consolidated basis for the three months ended June 30, 2014 were: an increase of $407,576 in accounting, audit and tax related expenses, an increase of $141,320 in general consulting expenses; and an increase of $91,983 in marketing and advertisement related expenses. These increases are in part offset by: a decrease of $108,390 in legal fees, related to transactions under the Asset Contribution Agreement, including preparing registration statements for filing with the SEC and a proxy statement for a special meeting of our shareholders, that we incurred in 2013; a decrease of $127,715 in investor and public relations expenses, transfer agent, stock listing and registration fees; and a decrease of $84,133 in stock-based compensation to consultants.

The increase in total general and administrative costs on a consolidated basis for the six months ended June 30, 2014 is attributable to the same factors that contributed to the increase during the second quarter and reflect: $1,140,835 in employee compensation, including stock-based compensation, employee bonus accruals, and related costs allocated to general and administrative expenses; an increase of $308,379 in general consulting expenses; an increase of $213,230 in marketing and advertisement related expenses; an increase of $242,015 in accounting, audit and tax related expense; an increase of $136,351 in rent and facilities maintenance related expenses allocated to general and administrative expenses; and an increase of $120,058 in travel, lodging and meals allocated to general and administrative expenses. These increases are in part offset by decreases of $540,445 in legal fees, related to transactions under the Asset Contribution Agreement, including preparing registration statements for filing with the SEC and a proxy statement for a special meeting of our shareholders, that we incurred in 2013, and a decrease of $160,655 in stock-based compensation to consultants.

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
Company	2014	2013
BioTime	$3,147,273	$3,632,920
Asterias	$2,639,134	$1,364,296
BioTime Asia	$3,111	$83,341
Cell Cure Neurosciences	$383,073	$360,383
ES Cell International Pte Ltd	$118,470	$133,902
LifeMap	$1,379,517	$824,208
OncoCyte	$375,814	$209,048
OrthoCyte	$227,255	$198,231
ReCyte Therapeutics	$229,612	$198,762
Total general and administrative expenses	$8,503,259	$7,005,091

Interest income/(expense) – During the three and six months ended June 30, 2014, we incurred $10,024 and $18,398, respectively, of net interest expense. During the same periods in 2013, we earned $579 and $1,522 of net interest income entirely from cash balances held in interest bearing accounts during 2013.

Other income/(expense) – Other income during the three and six months ended June 30, 2014 consist primarily of $142,793 and $143,824, respectively, in unrealized foreign currency transaction gain by ESI upon remeasurement of amounts owed to BioTime in US dollar. Other income during the six months ended June 30, 2014 also includes $119,213 earned by Cell Cure Neurosciences on embedded derivatives related to a research contract, based in U.S. dollars, with an Israeli company. This income was offset in part by charitable donations of $17,881 made during the first quarter in 2014. Other expense during the same periods in 2013 consist primarily of $92,464 and $115,153, respectively of foreign currency transaction loss.

Income Taxes – A deferred income tax benefit of approximately $2,862,000 was recorded for the six months ended June 30, 2014, of which approximately $2,442,000 was related to federal and $420,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias' sale of BioTime shares resulted in a taxable gain of approximately $10.3 million and a tax payable of $4.1 million.  This payable, however, is expected to be fully offset by Asterias' available net operating losses thus, resulting in no cash income taxes due from that sale.  As of June 30, 2014, Asterias recorded a $4.7 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock.  Both transactions were treated as a deemed distribution by Asterias and recorded against equity.  BioTime net operating losses may not be offset against Asterias gains as the entities file separate tax returns and may not use each other's tax attributes.

Liquidity and Capital Resources

At June 30, 2014, we had $15,721,508 of cash and cash equivalents on hand, of which $12,861,312 was held by Asterias. Subsequent to June 30, 2014, Asterias paid $5,000,000 in cash to BioTime as a reimbursement of Asterias’ operating expenses paid or incurred by BioTime for Asterias’ account prior to Asterias’ receipt of $12,660,908 in proceeds from the sale of 5,049,197 BioTime common shares and 5,000,000 Asterias common stock purchase warrants during June 2014. See “Cash generated by financing activities” below and Note 10 to the condensed consolidated interim financial statements.

Our management is working with Asterias' current management and its Board of Directors to better align Asterias' expenditures with available capital resources, and will continue to explore synergistic opportunities at Asterias and BioTime that may advance product development in a cost effective manner. For example, insight that we have gained from our PureStem® technology might help Asterias improve the purity and efficiency of production of the hES derived progenitor cells that it may use in some of its product development programs. Asterias' management is continuing to evaluate the opportunities for Asterias' stem cell assets in order to select the best paths for the advancement of its key product programs, including paths that can be followed with Asterias' current financial assets and funds that Asterias expects to receive from research grants that have been approved, and those paths that would be open if Asterias were to enter into cooperative development arrangements or obtain new equity capital.

As a result of this review of Asterias’ key programs, Asterias will allocate its capital to programs that receive third party funding or other support, initially AST-OPC1 for cervical spinal cord injury, and AST-VAC2 as an immunotherapy for the treatment of non-small cell lung cancer, with a reduced level of expenditures on other programs. If third party funding or support is not received, we would expect Asterias to concentrate its resources on those product development programs that provide the best opportunity for near-term progress.

In May 2014, Asterias was awarded a $14.3 million Strategic Partnership III grant by the California Institute for Regenerative Medicine (“CIRM”) to help fund the clinical development of AST-OPC1. The grant will provide funding for Asterias to reinitiate clinical development of AST-OPC1 in subjects with spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. Asterias is preparing to initiate the dose escalation Phase 1/2a clinical trial of AST-OPC1 in patients with cervical injuries in six to nine months subject to clearance from the United States Food and Drug Administration (“FDA”). The CIRM funding will be conditioned on approval of the trial by the FDA, execution of a definitive agreement between Asterias and CIRM, and continued progress to achieve certain pre-defined project milestones. Asterias is in the process of negotiating with CIRM the funding agreement for the award, including the schedule for disbursement of the awarded funds and the pre-defined project milestones for continued funding. The ability to initiate the Phase 1/2a trial of AST-OPC1 on schedule will be dependent on timely completion of these negotiations, and Asterias’ ability to achieve adequate funds disbursements from CIRM during the early period of the award.

Asterias has passed the scientific review stage and reached agreement in principle on the funding agreement for a grant from a large United Kingdom based charitable organization to fund Phase I/IIa clinical development of the AST-VAC2 product candidate. Under the proposed grant, Asterias would complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and would transfer the resulting cGMP-compatible process to the United Kingdom organization. The United Kingdom organization would perform and fund both the Phase I/IIa clinical trial of AST-VAC2 in cancer patients and the cGMP manufacturing costs of AST-VAC2. Asterias anticipates completion of negotiations and execution of the funding agreement during the second half of 2014. This same charitable organization had awarded a similar grant for VAC2 to Geron but that grant was withdrawn after Geron terminated the program in November 2011.

There can be no assurance that Asterias will receive the grant that it is seeking to fund a clinical trial of AST-VAC2.

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

Cash generated by operations

During the six months ended June 30, 2014, we received $2,519,837 of cash in our operations. Our sources of that cash primarily consisted of $1,263,103 from the sale of research products and subscription and advertisement revenues, $885,329 in foreign research grants to Cell Cure Neurosciences, $197,409 of research grant payments from the NIH, and $173,996 in royalty revenues on product sales by licensees. During the same six month period in 2013, we received $1,223,490 of cash in our operations. Our sources of that cash primarily consisted of $619,637 from the sale of research products and subscription and advertisement revenues, our final quarterly research grant payment of $392,664 from a CIRM grant approved in 2009 for PureStem® research, $107,598 of royalty revenues on sales of Hextend,® a $53,779 research grant payment from the NIH, and $48,818 in foreign research grants.

Cash used in operations

During the six months ended June 30, 2014, our total research and development expenditures were $17,469,570 and our general and administrative expenditures were $8,503,259. Net loss for the six months ended June 30, 2014 amounted to $17,608,835. Net cash used in operating activities during this period amounted to $21,135,249. The net loss for the period includes the following non-cash items: amortization of $2,735,996 in intangible assets; $2,212,141 in stock-based compensation paid to employees, consultants and directors; $2,862,284 in deferred income tax benefit; $522,714 in depreciation expenses; $2,034,852 in accounts payable and accrued liabilities; $314,601 in prepaid expenses and other current assets; $186,386 in other long-term liabilities; and $132,876 in grant receivables. The net loss for the period does not include a net loss of $3,495,735 allocable to the noncontrolling interest in our subsidiaries.

Cash flows from investing activities

During the six months ended June 30, 2014, we used $706,895 for investing activities. The primary components of this cash were approximately $404,649 used in the purchase of equipment, and a lease security deposit of $300,000 for Asterias’ facilities in Fremont, California.

Cash generated by financing activities

During the six months ended June 30, 2014, we raised gross proceeds of $15,806,316 from the sale of 5,040,560 BioTime common shares by us and our subsidiaries at a weighted average price of $3.14 per share in “at-the-market” transactions through Cantor Fitzgerald & Co. (“Cantor”), as the sales agent. Offers and sales of our common shares for our account through Cantor are made under a Controlled Equity OfferingSM Sales Agreement and have been registered under the Securities Act of 1933, as amended (the "Securities Act"). Under the sales agreement, Cantor may sell our common shares by any method permitted by law deemed to be an "at-the-market" offering as defined in Rule 415 under the Securities Act, including, but not limited to, sales made directly on NYSE MKT, on any other existing trading market for our common shares or to or through a market maker. Cantor may also sell our shares under the sales agreement by any other method permitted by law, including in privately negotiated transactions. Cantor has agreed in the sales agreement to use its commercially reasonable efforts to sell shares in accordance with our instructions (including any price, time or size limit or other customary parameters or conditions we may impose). The offering pursuant to the sales agreement will terminate upon the sale of all shares subject to the sales agreement or the earlier termination of the sales agreement as permitted by its terms. Cantor has also acted as a sales agent for our subsidiaries Asterias, LifeMap Sciences, OncoCyte, and Cell Cure Neurosciences that have sold BioTime common shares to raise capital for their operations. The offer and sale of those shares has also been registered under the Securities Act. We contributed the BioTime common shares to the subsidiaries in exchange for subsidiary capital stock. The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries. There is no assurance that we or our subsidiaries will be able to sell additional common shares through Cantor at prices acceptable to us.

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

On June 16, 2014, Asterias sold 200,000 shares of its Series B common stock to its President and Chief Executive Officer, Pedro Lichtinger, for $468,000 in cash, and on June 16, 2014 Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias’ Series B common stock to two private investors for $12,500,000 in cash. The warrants are exercisable until 5:00 p.m. New York time on June 15, 2015 at an exercise price of $2.34 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants are subject to adjustment in the case of stock splits, stock dividends, or certain other transactions.

During the six months ended June 30, 2014, BioTime received $219,500 from the exercise of options by an employee and three directors at a weighted average strike price of $1.91 per share.

Contractual obligations

As of June 30, 2014, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (2)	$12,297,111	$906,227	$3,548,764	$2,579,280	$5,262,840
Capital lease (3)	$127,009	$26,460	$100,549	$-	$-

1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.

2)	Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, ESI, LifeMap Sciences, and Cell Cure Neurosciences. Also includes two operating leases for lab equipment.

3)	Includes one capital lease for lab equipment.

Future capital needs

The operations of our subsidiary Asterias will continue to result in an increase in our operating expenses and losses on a consolidated basis compared to 2013, and will increase our need for additional capital on an ongoing basis. Asterias’ research and development efforts will involve substantial expenses that will add to our losses on a consolidated basis for the near future. Also, Asterias is now a public company. As a public company, Asterias will incur costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, and public relations and investor relations. These costs will be in addition to those incurred by us for similar purposes.

We and our subsidiaries will need to continue to sell BioTime common shares from time to time, and our subsidiaries may also seek to raise capital through the sale of their capital stock. We and our subsidiaries will also seek funding for our research and development programs from other sources such as research grants and other arrangements with third parties.

We have consolidated the sales and marketing of our research products in a new ESI BIO division. As part of this plan, we have shifted our sales and marketing efforts from a website based effort to one that utilizes more sales personnel who may be employees or independent sales representatives. We also plan to expand our product offerings. This effort will require additional expenditures for the development of new research products and the addition of assets and personnel for sales and marketing purposes.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of June 30, 2014 and as of December 31, 2013, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

From time to time, we and our subsidiaries may be involved in routine litigation incidental to the conduct of our business. We and our subsidiaries are presently not parties to any litigation.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially adversely affect our proposed operations, our business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the six months ended June 30, 2014 and for the fiscal years ended December 31, 2013, 2012, and 2011 were $17,792,436, $43,760,366, $21,362,524, and $17,535,587, respectively, and we had an accumulated deficit of $163,387,382 as of June 30, 2014 and $145,778,547, $101,895,712, and $80,470,009, as of December 31, 2013, 2012, and 2011, respectively. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technologies.

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $17,469,570, during the six months ended June 30, 2014, and $26,609,423, $18,116,688, and $13,699,691 during the fiscal years ended December 31, 2013, 2012, and 2011, respectively, excluding $17,458,766 charged as in process research and development expenses during 2013 in accordance with ASC 805-50 on account of Asterias’ acquisition of certain assets from Geron. See Note 8 to condensed consolidated interim financial statements.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

We may increase our investment in LifeMap Sciences to provide funding for the development of new software products

Our subsidiary LifeMap Sciences has formed a new subsidiary, LifeMap Solutions, to develop the new personal mobile health software products intended to connect users with their complex personal health information and other big data. We have invested $5,000,000 in LifeMap Sciences to provide funding for the project, and unless additional financing can be obtained from third parties, we may need to increase our investment significantly during the next few calendar years to fund the development and commercialization of the planned products.

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

Sales of Hextend® have been be adversely affected by safety and use labeling changes required by the FDA

Sales of Hextend® have been adversely affected by certain safety labeling changes required by the FDA for the entire class of hydroxyethyl starch products, including Hextend®. The labeling changes were approved by the FDA in November 2013 and include a boxed warning stating that the use of hydroxyethyl starch products, including Hextend®, increases the risk of mortality and renal injury requiring renal replacement therapy in critically ill adult patients, including patients with sepsis, and that Hextend® should not be used in critically ill adult patients, including patients with sepsis. New warning and precaution information is also required along with new information about contraindications, adverse reactions, and information about certain recent studies. The new warning and precautions include statements to the effect that the use of Hextend® should be avoided in patients with pre-existing renal dysfunction, and the coagulation status of patients undergoing open heart surgery in association with cardiopulmonary bypass should be monitored as excess bleeding has been reported with hydroxyethyl starch solutions in that population and use of Hextend® should be discontinued at the first sign of coagulopathy. The liver function of patients receiving hydroxyethyl starch products, including Hextend® should also be monitored. The approved revised label may adversely affect Hextend® sales since some users of plasma volume expanders might elect to abandon the use of all hydroxyethyl starch products, including Hextend®.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•	At June 30, 2014, we had $15,721,508 of cash and cash equivalents on hand. There can be no assurance that we or our subsidiaries will be able to raise funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•	We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

The condition of certain cells, cell lines and other biological materials that Asterias acquired from Geron could impact the time and cost of commencing Asterias’ research and product development programs

The cells, cell lines and other biological materials that Asterias acquired are being stored under cryopreservation protocols intended to preserve their functionality. Asterias has successfully completed the verification of the viability of the clinical grade lots of OPC1 cells that it intends to use in clinical trials. However, the functional condition of the other materials cannot be certified until they are tested in an appropriate laboratory setting by qualified scientific personnel using validated equipment. Asterias intends to perform that testing on the cells that it intends to use in its research and development programs as the need arises.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, As Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1
Co-Development and Option Agreement, dated May 6, 2014, between LifeMap Solutions, Inc. and the Icahn School of Medicine at Mount Sinai (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.2	Stock Purchase Agreement, dated May 6, 2014, between LifeMap Sciences, Inc. and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.3	Stock Purchase Agreement, dated June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. *

10.4	Purchase Agreement, dated June 13, 2014, between Broadwood Partners, L.P. and Asterias Biotherapeutics, Inc. *

10.5	Purchase Agreement, dated June 13, 2014, between The George Karfunkel 2007 Grantor Trust #1 and Asterias Biotherapeutics, Inc. *

10.6	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. *

10.7	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. *

10.8	LifeMap Solutions, Inc. 2014 Stock Option Plan *

10.9	Form of LifeMap Solutions, Inc. Incentive Stock Option Agreement *

10.10	Form of LifeMap Solutions, Inc. Stock Option Agreement *

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 30, 2014

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 11, 2014	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 11, 2014	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, As Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1
Co-Development and Option Agreement, dated May 6, 2014, between LifeMap Solutions, Inc. and the Icahn School of Medicine at Mount Sinai (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.2	Stock Purchase Agreement, dated May 6, 2014, between LifeMap Sciences, Inc. and BioTime, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.3	Stock Purchase Agreement, dated June 12, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. *

10.4	Purchase Agreement, dated June 13, 2014, between Broadwood Partners, L.P. and Asterias Biotherapeutics, Inc. *

10.5	Purchase Agreement, dated June 13, 2014, between The George Karfunkel 2007 Grantor Trust #1 and Asterias Biotherapeutics, Inc. *

10.6	Registration Rights Agreement, dated June 16, 2014, between The George Karfunkel 2007 Grantor Trust #1, Broadwood Partners, L.P., and Asterias Biotherapeutics, Inc. *

10.7	Employment Agreement, dated as of June 9, 2014, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. *

10.8	LifeMap Solutions, Inc. 2014 Stock Option Plan *

10.9	Form of LifeMap Solutions, Inc. Incentive Stock Option Agreement *

10.10	Form of LifeMap Solutions, Inc. Stock Option Agreement *

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 30, 2014

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

*	Filed herewith