Form 10-Q
period 2014-09-30
BIOTIME INC
filed 2014-11-07
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 83,121,710 common shares, no par value, as of November 5, 2014

PART 1--FINANCIAL INFORMATION

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

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,416,235	$5,495,478
Inventory	253,567	178,694
Trade accounts and grants receivable, net	1,014,183	998,393
Prepaid expenses and other current assets	1,255,479	1,277,405
Total current assets	9,939,464	7,949,970

Equipment, net	2,758,456	2,997,733
Deferred license and consulting fees	364,208	444,833
Deposits	435,317	129,129
Other long-term assets	53,127	-
Intangible assets, net	42,104,092	46,208,085
TOTAL ASSETS	$55,654,664	$57,729,750

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,550,698	$6,722,624
Capital lease liability, current portion	57,500	-
Related party convertible debt, net of discount	3,088	-
Deferred license and subscription revenue, current portion	177,574	235,276
Total current liabilities	5,788,860	6,957,900

LONG-TERM LIABILITIES
Capital lease, net of current portion	44,963	-
Deferred tax liability, net	10,787,141	8,277,548
Other long-term liabilities	79,108	231,981
Total long-term liabilities	10,911,212	8,509,529

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred shares, no par value, authorized 2,000,000 shares as of September 30, 2014 and December 31, 2013; 70,000 and nil issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,500,000	-
Common shares, no par value, authorized 125,000,000 shares as of September 30, 2014 and December 31, 2013; 73,690,302 issued and 68,291,760 outstanding as of September 30, 2014 and 67,412,139 issued and 56,714,424 outstanding at December 31, 2013	201,298,235	203,456,401
Contributed capital	59,934	93,972
Accumulated other comprehensive (loss)/income	(150,691)	62,899
Accumulated deficit	(171,606,642)	(145,778,547)
Treasury stock at cost: 5,398,542 and 10,697,715 shares at September 30, 2014 and at December 31, 2013, respectively	(22,119,467)	(43,033,957)
BioTime stockholders' equity	10,981,369	14,800,768
Non-controlling interest	27,973,223	27,461,553
Total stockholders' equity	38,954,592	42,262,321
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,654,664	$57,729,750

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
License fees	$285,157	$382,767	$880,740	$1,094,843
Royalties from product sales	147,811	80,592	321,806	291,505
Grant income	647,580	160,431	1,863,310	941,226
Sale of research products and services	110,555	90,272	299,615	214,277
Total revenues	1,191,103	714,062	3,365,471	2,541,851

Cost of sales	(230,901)	(206,678)	(614,080)	(570,237)

Gross Profit	960,202	507,384	2,751,391	1,971,614

EXPENSES:
Research and development	(8,836,341)	(6,441,462)	(26,267,792)	(17,389,409)
General and administrative	(4,261,450)	(4,267,875)	(12,764,324)	(11,273,948)
Total operating expenses	(13,097,791)	(10,709,337)	(39,032,116)	(28,663,357)

Loss from operations	(12,137,589)	(10,201,953)	(36,280,725)	(26,691,743)
OTHER INCOME/(EXPENSES):
Interest (expense)/income, net (see Note 6)	(7,632)	509	(29,786)	2,033
(Loss)/gain on sale or write off of fixed assets	(133)	5,830	(8,709)	5,120
Other (expense)/income, net	(118,796)	(60,704)	165,135	(169,512)
Total other (expenses)/income, net	(126,561)	(54,365)	126,640	(162,359)

LOSS BEFORE INCOME TAX BENEFIT	(12,264,150)	(10,256,318)	(36,154,085)	(26,854,102)

Deferred income tax benefit	2,312,693	-	5,174,977	-

NET LOSS	(9,951,457)	(10,256,318)	(30,979,108)	(26,854,102)

Net loss attributable to non-controlling interest	1,683,532	1,253,150	5,151,013	2,583,581

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(8,267,925)	(9,003,168)	(25,828,095)	(24,270,521)
Dividends on preferred shares	(34,038)	-	(34,038)	-
Net loss attributable to common shareholders	(8,301,963)	(9,003,168)	(25,862,133)	(24,270,521)

Unrealized loss on available-for-sale assets	(1,210)	-	(2,740)	-
Foreign currency translation (loss)/gain	(66,768)	7,016	(216,330)	184,310

TOTAL COMPREHENSIVE LOSS	$(8,335,903)	$(8,996,152)	$(26,047,165)	$(24,086,211)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.16)	$(0.41)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING: BASIC AND DILUTED	67,920,853	55,621,564	62,594,212	53,545,834

See accompanying notes to the condensed consolidated interim financial statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(25,828,095)	$(24,270,521)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	794,414	419,630
Amortization of intangible assets	4,103,994	1,927,718
Amortization of deferred consulting fees	18,993	48,838
Amortization of deferred license fees	82,125	82,125
Amortization of deferred rent	(14,241)	(6,669)
Amortization of discount on related party convertible debt	3,667	-
Amortization of deferred license, royalty and subscription revenues	(280)	(124,882)
Amortization of prepaid rent in common stock	42,293	-
Net loss allocable to non-controlling interest	(5,151,013)	(2,583,581)
Stock-based compensation	3,320,773	2,375,354
Deferred income tax benefit	(5,174,977)	-
Gain/(loss) on sale or write-off of equipment	8,709	(5,120)
Write-off for uncollectible receivables	(16,356)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(86,124)	(66,310)
Grant receivable	65,859	932,925
Inventory	(74,873)	(5,816)
Prepaid expenses and other current assets	(113,635)	284,785
Other long-term assets	-	(15,000)
Accounts payable and accrued liabilities	(1,544,520)	177,631
Accrued interest on convertible debt	1,143	-
Deferred revenues	(57,422)	(4,464)
Other long-term liabilities	(124,442)	(48,322)
Net cash used in operating activities	(29,744,008)	(20,881,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(497,119)	(1,976,042)
Security deposit paid, net	(306,244)	(61,923)
Proceeds from the sale of equipment	4,000	30,900
Cash used in investing activities	(799,363)	(2,007,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	12,500	-
Proceeds from exercise of director stock options	207,000	-
Proceeds from issuance of common stock	-	23,810,421
Fees paid on sale of common stock	(297,932)	(748,072)
Proceeds from sale of common stock	14,724,107	-
Proceeds from sale of treasury stock and subsidiary warrants	13,582,209	1,819,500
Proceeds from sale of preferred stock	3,500,000	-
Proceeds from sale of common shares of subsidiary	468,000	255,502
Proceeds from issuance of related party convertible debt	466,690	-
Repayment of capital lease obligation	(12,537)	-
Net cash provided by financing activities	32,650,037	25,137,351

Effect of exchange rate changes on cash and cash equivalents	(185,909)	118,769

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,920,757	2,367,376
CASH AND CASH EQUIVALENTS:
At beginning of the period	5,495,478	4,349,967
At end of the period	$7,416,235	$6,717,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$24,387	$61

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES:
Employee options exercised with common stock	$972,700	$-
Capital expenditure funded by capital lease borrowing	$115,000	$-
Common shares issued for consulting services	$-	$173,100
Common shares issued for rent	$-	$253,758

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization, Basis of Presentation, and Summary of Select Significant Accounting Policies

General – BioTime is a biotechnology company focused on the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime and its subsidiaries plan to develop stem cell products for research and therapeutic use. BioTime’s primary therapeutic products are based on its HyStem® hydrogel technology and include Renevia™ a product currently in clinical trials in Europe to facilitate cell transplantation; ReGlyde™ a product under development for tendon surgery applications, and Premvia™ for which 510(k) certification has been received for use in wound-management. Asterias Biotherapeutics, Inc. (“Asterias”) is developing pluripotent stem-cell based therapies in neurology and oncology, including AST-OPC1 neural cells in spinal cord injury, multiple sclerosis and stroke, and AST-VAC2, a pluripotent stem cell-derived cancer vaccine. OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose cancer. ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, is marketing hES cell lines and stem cell related research products in domestic and over-seas markets under the ESI BIO branding program. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) is developing therapies to treat a variety of cardiovascular and related ischemic disorders, as well as products for research using cell reprogramming technology. Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”) is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration, and treatments for multiple sclerosis. LifeMap Sciences, Inc. (“LifeMap Sciences”) markets, sells and distributes GeneCards®, the leading human gene database and an integrated database suite that includes GeneCards®, the LifeMap Discovery® database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database. LifeMap Sciences’ subsidiary LifeMap Solutions, Inc. (“LifeMap Solutions”) is developing mobile health software products.

BioTime is focusing a portion of its efforts in the field of regenerative medicine on the development and sale of advanced human stem cell products and technologies that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. Products for the research market generally can be sold without regulatory (United States Food and Drug Administration (“FDA”)) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products.

BioTime previously developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime’s operating revenues are now derived primarily from research grants, from licensing fees and advertising from the marketing of the LifeMap Sciences database products, and from the sale of products for research.

At September 30, 2014, we had $7,416,235 of cash and cash equivalents on hand, of which $5,025,499 was held by Asterias. During October 2014, we raised $29,425,962 of cash through the issue and sale of 9,431,398 BioTime common shares for $3.12 per share in a transaction registered under the Securities Act of 1933, as amended. The $3.12 price per share was the closing price of BioTime common shares on the NYSE MKT on the date on which we and the investors agreed upon the purchase price. In addition, during October 2014 certain of our subsidiaries received approximately $1,574,352 of gross proceeds from the sale of 504,600 BioTime common shares that they held. The subsidiaries sold those shares through Cantor Fitzgerald & Co., as sales agent. The capital raised by our subsidiaries through those stock sales belongs to the subsidiaries and not to BioTime.

The unaudited condensed consolidated interim balance sheet as of September 30, 2014, the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014 have been made. The consolidated balance sheet as of December 31, 2013 is derived from the Company’s annual audited financial statements as of that date. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results anticipated for the full year of 2014.

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

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells, focused initially in the fields of neurology and oncology	70.6%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%(1)	Israel
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases	74.52%	USA
LifeMap Sciences, Ltd.	Stem cell database	(2)	Israel
LifeMap Solutions, Inc.	Mobile health software	(2)	USA
OncoCyte Corporation	Cancer diagnostics	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%(3)	USA
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries Stem cell-derived endothelial and cardiovascular related progenitor cells that have applications in research, drug testing, and therapeutics	94.8%	USA

(1)	Includes shares owned by BioTime, Asterias, and ESI.
(2)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.
(3)	Includes shares owned by BioTime and Asterias.

All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the accounting and reporting requirements of SEC Regulation S-X. As of September 30, 2014, BioTime consolidated Asterias, ReCyte Therapeutics, OncoCyte, OrthoCyte, ESI, Cell Cure Neurosciences, BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, LifeMap Sciences, Ltd., and LifeMap Solutions as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest is reflected as a separate element of equity on BioTime’s condensed consolidated balance sheets.

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

Revenue recognition – BioTime complies with ASC 605-10 and recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income and the sale of research products are recognized as revenue when earned. Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products. Royalty revenues consist of product royalty payments. License fee revenues consist primarily of subscription and advertising revenue from our online databases which are recognized based upon respective subscription or advertising periods. Other license fees under certain license agreements were recognized during prior periods when earned and reasonably estimable. Royalties earned on product sales are recognized as revenue in the quarter in which the royalty reports are received from the licensee, rather than the quarter in which the sales took place. When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts – Total trade receivables amounted to approximately $662,000 and $575,900 and grants receivable amounted to approximately $452,600 and $539,300 as of September 30, 2014 and December 31, 2013, respectively. Some of these amounts are deemed uncollectible; as such, BioTime recognized allowance for doubtful accounts of approximately $100,500 and $116,800 as of September 30, 2014 and December 31, 2013, respectively. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Warrants to purchase common stock – BioTime generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by BioTime as of September 30, 2014 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that BioTime may need to settle the warrants in cash. If BioTime were to issue warrants with a conditional obligation to issue a variable number of shares or with the deemed possibility of a cash settlement, BioTime would record the fair value of the warrants as a liability and record changes in fair value in other income and expense in the consolidated statements of operations and comprehensive loss at each balance sheet date.

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

Foreign currency translation gain and comprehensive loss – In countries in which BioTime operates, where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the condensed consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2014 comprehensive loss includes foreign currency translation loss of $66,768 and $216,330, respectively and unrealized loss of $1,210 and $2,740, respectively on Geron common shares held by Asterias as of September 30, 2014. The unrealized loss from the Geron shares is a component of comprehensive loss because these shares are considered marketable equity securities that are available-for-sale. For the three and nine months ended September 30, 2013, comprehensive loss includes foreign currency translation gain of $7,016 and loss of $184,310, respectively.

Income taxes – BioTime accounts for income taxes in accordance with GAAP requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Beginning October 1, 2013, Asterias began filing separate U.S. federal income tax returns but effectively BioTime combined Asterias’ tax provision with BioTime’s. For California, Asterias’ activity for the entire 2013 calendar year was included in BioTime’s combined tax return. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of September 30, 2014 and December 31, 2013. BioTime files a U.S. federal income tax return and also files income tax returns in various state, local and foreign jurisdictions. BioTime is no longer subject to income tax examinations by major taxing authorities for years before 2010. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

A deferred income tax benefit of approximately $5,175,000 was recorded for the nine months ended September 30, 2014, of which approximately $3,580,000 was related to federal and $1,595,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias sold a portion of the BioTime common shares it held, resulting in a taxable gain of approximately $10.3 million. The taxable gain, however, is expected to be fully offset by available net operating losses. The transaction was treated as a deemed distribution by Asterias and recorded against equity. BioTime’s net operating losses may not be used to offset Asterias’ taxable gains for federal income tax purposes as the two companies file separate federal tax returns and may not use each other's tax attributes.

Stock-based compensation – BioTime follows accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Consistent with FASB guidelines, BioTime utilizes the Black-Scholes Merton option pricing model for valuing share-based payment awards. BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.

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

Deferred license and consulting fees – Deferred license and consulting fees consist of the value of warrants issued to third parties for services, and deferred license fees paid to acquire rights to use the proprietary technologies of third parties. The value of the warrants is being amortized over the period the services are being provided, and the license fees are being amortized over the estimated useful lives of the licensed technologies or licensed research products. BioTime is applying a 10 year estimated useful life to the technologies and products that it is currently licensing. The estimation of the useful life any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life of a new product cannot be known with certainty at the time that the right to use the technology or product is acquired. BioTime will review the continued appropriateness of the 10 year estimated useful life for impairments that might occur earlier than the original expected useful lives.

Loss per share – Basic net loss per share attributable to common shareholders is computed by dividing net loss attributable to the common shareholders of BioTime by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the weighted-average number of common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares, such as options and warrants (using the treasury stock method) and shares issuable in future periods. Diluted net loss per share for the three and nine months ended September 30, 2014 excludes any effect from 5,398,542 treasury shares, 3,420,068 options and 9,195,002 warrants, and for the three and nine months ended September 30, 2013 excludes 2,315,286 treasury shares, 4,655,884 options, and 1,751,615 warrants because inclusion would be antidilutive.

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

In May 2014, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). The guidance of this update effects any entity that either issues contracts with customers or transfers goods or services or enters into contracts for the transfer of non-financial assets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve those core principals, the ASU specifies steps that the entity should apply for revenue recognition. The guidance also specifies the accounting for some costs to obtain or fulfill the contract with customer and disclosure requirements to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. BioTime is currently evaluating the impact of the adoption of the ASU on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for our reporting year ending December 31, 2016, and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

2. Inventory

BioTime held $240,644 and $165,771 of inventory of raw materials and finished goods products on-site at its corporate headquarters in Alameda, California at September 30, 2014 and December 31, 2013, respectively. Finished goods products of $12,923 were held by a third party on consignment at September 30, 2014 and December 31, 2013.

3. Equipment

At September 30, 2014 and December 31, 2013, equipment, furniture and fixtures were comprised of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Equipment, furniture and fixtures	$4,952,472	$4,431,586
Accumulated depreciation	(2,194,016)	(1,433,853)
Equipment, net	$2,758,456	$2,997,733

Equipment, furniture and fixtures includes $115,000 financed by capital lease borrowings in June 2014. Depreciation expense amounted to $794,414 and $419,630 for the nine months ended September 30, 2014 and 2013, respectively.

4. Intangible assets

At September 30, 2014 and December 31, 2013, intangible assets and intangible assets net of amortization were comprised of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Intangible assets	$54,719,918	$54,719,918
Accumulated amortization	(12,615,826)	(8,511,833)
Intangible assets, net	$42,104,092	$46,208,085

BioTime amortizes its intangible assets generally over an estimated period of 10 years on a straight line basis. BioTime recognized $4,103,994 and $1,927,718 in amortization expense of intangible assets during the nine months ended September 30, 2014 and 2013, respectively.

5. Accounts Payable and Accrued Liabilities

At September 30, 2014 and December 31, 2013, accounts payable and accrued liabilities consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Accounts payable	$2,423,400	$3,887,950
Accrued bonuses	310,875	600,000
Other accrued liabilities	2,816,423	2,234,674
	$5,550,698	$6,722,624

6. Related Party Convertible Debt

In July and September 2014, Cell Cure Neurosciences issued certain convertible notes (the “Convertible Notes”) to two Cell Cure Neurosciences shareholders other than BioTime in the principal amount of $469,247. The Cell Cure Neurosciences shareholders who acquired Convertible Notes are considered related parties under ASC 850, Related Party Disclosures. The functional currency of Cell Cure Neurosciences is the Israeli New Shekel, however the Convertible Notes are payable in United States dollars. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure Neurosciences ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure Neurosciences ordinary shares and not with cash.

The conversion feature of the Convertible Notes is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure Neurosciences ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes.

A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated $41.00 per share fair value of Cell Cure Neurosciences ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature equal to the intrinsic value is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding reduction to the carrying value of the convertible debt instrument. In the case of the Convertible Notes, this reduction represents a debt discount equal to the principal amount of $469,247 on the issuance dates. This debt discount will be amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate of 23%.

As of September 30, 2014, the carrying value of the Convertible Notes was $3,088, comprised of principal and accrued interest of $469,508, net of unamortized debt discount of $466,420.

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

As of September 30, 2014, BioTime has 70,000 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock carries a cumulative annual 3% preferred dividend or $1.50 per share, in preference to BioTime common shares. Each share of Series A Preferred Stock is convertible, at the election of the holder, into BioTime common shares at a conversion price of $4.00 per share, a current conversion ratio of 12.5 common shares for each share of Series A Preferred Stock.

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

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value. As of September 30, 2014, BioTime had 73,690,302 common shares issued and 68,291,760 common shares outstanding. The difference between the number of shares issued and the number of shares outstanding reflects 5,398,542 shares held by certain BioTime subsidiaries and treated as treasury shares for financial accounting purposes.

Options and Warrants

BioTime has an Equity Incentive Plan pursuant to which it may issue options to purchase, or may issue as “restricted stock,” up to a total of 4,000,000 common shares. During the nine months ended September 30, 2014 and 2013, BioTime granted 1,410,000 and 1,575,000 options, respectively, under its 2012 Equity Incentive Plan. At September 30, 2014, a total of 3,420,068 options were outstanding under the Equity Incentive Plan and BioTime’s 2002 Stock Option Plan.

At September 30, 2014, BioTime had warrants outstanding entitling the holders to purchase a total of 9,195,002 BioTime common shares at an exercise price of $5.00 per share. At September 30, 2014 Asterias held 8,000,000 of the warrants that were scheduled for distribution to the holders of its Series A common stock on October 1, 2014. See Note 12.

During the nine months ended September 30, 2014, 2,060,400 options and no warrants were exercised. The options exercised included 1,470,400 options exercised by BioTime’s Chief Executive Officer, Michael D. West, and 475,000 options exercised by BioTime’ Senior Vice President, Chief Operating Officer, and Chief Financial Officer, Robert W. Peabody, at an exercise price of $0.50 per share. Dr. West paid the exercise price of his options and a portion of his income tax withholding obligation through the delivery of 434,013 BioTime common shares to BioTime. Mr. Peabody paid the exercise price of his options through the delivery of 89,623 BioTime common shares to BioTime. The BioTime common shares had a market value of $2.65 per share on the date that the options were exercised.

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

As consideration for the acquisition of assets from Geron, Asterias issued to Geron 6,537,779 shares of Series A common stock, par value $0.0001 per share (“Series A Shares”), which Geron had agreed to distribute to its stockholders, on a pro rata basis, subject to applicable legal requirements and certain other limitations (the “Series A Distribution”). Asterias agreed to distribute to the holders of its Series A Shares the 8,000,000 BioTime Warrants contributed to Asterias by BioTime (the “BioTime Warrants Distribution”). Geron gave notice to Asterias that the Series A Distribution was completed in August 2014. At September 30, 2014, the BioTime Warrants Distribution by Asterias was expected to be completed on October 1, 2014. See Note 12.

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

9. Unaudited Pro Forma Interim Financial Information – Nine months ended September 30, 2014 and 2013

The following unaudited pro forma information gives effect to the asset acquisition through the Asset Contribution Agreement with Geron as if the transaction took place on January 1, 2013. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Nine Months Ended September 30,
	2014	2013
Gross Profit	$2,751,391	$2,055,218

Net loss available to common shareholders	$(25,862,133)	$(41,904,064)

Net loss per common share – basic and diluted	$(0.41)	$(0.67)

10. Sales of BioTime Common Shares by Subsidiaries

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries. See also Note 12.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias Series B common stock to two investors for $12,500,000 in cash. Broadwood Partners, L.P., BioTime’s largest shareholder, purchased 1,000,000 of the BioTime common shares with 1,000,000 Asterias warrants. One of BioTime’s directors, Neal C. Bradsher, is President of Broadwood Partners, L.P., the investment manager of Broadwood Partners, L.P., and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President of Broadwood Capital, Inc. The other 4,000,000 BioTime common shares with 4,000,000 Asterias warrants were purchased by a trust previously established by George Karfunkel. Mr. Karfunkel beneficially owns more than 5% of the outstanding common shares of BioTime. Asterias allocated the proceeds received from the sale of the BioTime common stock and Asterias warrants based on their relative fair values resulting in $9,316,109 and $3,183,891 of the proceeds being allocated to the common shares and warrants, respectively.

11. Clinical Trial and Option Agreement

During September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (the “Charity”) and Cancer Research Technology Limited, a wholly-owned subsidiary of the Charity, pursuant to which the Charity has agreed to fund Phase I/IIa clinical development of Asterias’ AST-VAC2 product candidate. Asterias will, at its own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to the Charity. The Charity will, at its own cost, manufacture the clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option it will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and then royalties on sales of products. In connection with the CRUK Agreement, Asterias sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to Asterias by third parties. Asterias would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

12. Subsequent Events

On October 1, 2014, Asterias completed the BioTime Warrants Distribution by distributing 8,000,000 BioTime Warrants on a pro rata basis to the holders of Asterias Series A Shares.

On October 3, 2014 Asterias converted its Series B Shares into Series A Shares and began trading on the NYSE MKT under the ticker symbol “AST” on October 8, 2014.

On October 3, 2014, certain BioTime subsidiaries sold 504,600 BioTime common shares that they held. Those shares were sold through Cantor Fitzgerald & Co., as sales agent, at $3.12 per share for aggregate gross proceeds of approximately $1,574,352.

On October 8, 2014, BioTime sold 9,431,398 common shares for $29,425,962 in a transaction registered under the Securities Act of 1933, as amended. The $3.12 price per share was the closing price of BioTime common shares on the NYSE MKT on October 2, 2014, the date on which BioTime and the investors agreed upon the purchase price. BioTime paid no fees or commissions to broker-dealers or any finder’s fees, and did not issue any stock purchase warrants, in connection with the offer and sale of the shares. Broadwood Partners, L.P., purchased 4,040,523 shares, and three of BioTime’s current directors also purchased 96,150 shares in the offering.

On October 16, 2014, Asterias signed a Notice of Grant Award ("NGA") with the California Institute of Regenerative Medicine ("CIRM"), effective October 1, 2014, with respect to a $14.3 million CIRM grant award for clinical development of Asterias’ product, AST-OPC1.  The NGA includes the terms under which CIRM will release grant funds to Asterias.  Asterias received the first payment of grant funds in the amount of $916,554 during October 2014.

We evaluated subsequent events through the issuance date of the financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this Quarterly Report on Form 10-Q that would have a material impact on our financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in "Item 1A. Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a biotechnology company focused on the emerging field of regenerative medicine. Our core technologies center on stem cells capable of becoming all of the cell types in the human body, a property called pluripotency. Products made from these “pluripotent” stem cells are being developed by us and our subsidiaries, for use in a variety of fields of medicine. Four of our subsidiaries, Asterias Biotherapeutics, Inc. (“Asterias”), Cell Cure Neurosciences, Ltd (“Cell Cure Neurosciences”), OrthoCyte Corporation (“OrthoCyte”), and ReCyte Therapeutics, Inc. (“ReCyte”) are focused on developing cell based therapeutic products for diseases such as neurological disorders, cancer, age related macular degeneration, orthopedic disorders, and age-related cardiovascular disease. Our commercial strategy targets near-term opportunities such as: Renevia™ a product currently in clinical trials in Europe to facilitate cell transplantation; ReGlyde™ and Premvia™ for tendon and wound-management applications, respectively; PanC-Dx™, a family of novel blood and urine-based cancer screens; our current line of research products including PureStem® human embryonic progenitor cell lines (“hEPSc”), associated ESpan™ culture media, human embryonic stem cell lines derived by our subsidiary ESI under current good manufacturing practices (“cGMP”); HyStem® hydrogel products; the LifeMap Database Suite and mobile health software products.

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

The following table shows our subsidiaries, their respective principal fields of business, our percentage ownership as at September 30, 2014, and the country where their principal business is located:

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc.	Research, development and commercialization of human therapeutic products from stem cells focused initially in the fields of neurology and oncology	70.6%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
Cell Cure Neurosciences Ltd.	Age-related macular degeneration Multiple sclerosis Parkinson’s disease	62.5%(1)	Israel
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Genetic, disease, and stem cell databases	74.52%	USA
LifeMap Sciences, Ltd.	Stem cell database	(2)	Israel
LifeMap Solutions, Inc.	Mobile health software	(2)	USA
OncoCyte Corporation	Cancer diagnostics	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%(3)	USA
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries. Stem cell-derived endothelial and cardiovascular related progenitor cells that have applications in research, drug testing, and therapeutics	94.8%	USA

(1)	Includes shares owned by BioTime, Asterias, and ESI.
(2)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.
(3)	Includes shares owned by BioTime and Asterias.

Additional Information

Espy®, HyStem®, Hextend®, PureStem®, and PentaLyte® are registered trademarks of BioTime, Inc., and Renevia™, ReGlyde™, Premvia™, ESpan™ and ESI BIO™ are trademarks of BioTime, Inc. ACTCellerate™ is a trademark licensed to us by Advanced Cell Technology, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. PanC-Dx™ is a trademark of OncoCyte Corporation. OpRegen® is a registered trademark of Cell Cure Neurosciences, Ltd. GeneCards® is a registered trademark of Yeda Research and Development Co. Ltd.

We were incorporated in 1990 in the state of California. Our principal executive offices are located at 1301 Harbor Bay Parkway, Alameda, California 94502. Our telephone number is (510) 521-3390.

Critical Accounting Policies

Revenue recognition – We comply with ASC 605-10 and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income and the sale of research products are recognized as revenue when earned. Revenues from the sale of research products are primarily derived from the sale of hydrogels and stem cell products. Royalty revenues consist of product royalty payments. License fee revenues consist of fees under license agreements and are recognized when earned and reasonably estimable and also include subscription and advertising revenue from our online databases based upon respective subscription or advertising periods. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

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

Royalty Obligation and Deferred license fees – Deferred license and consulting fees consist of the value of warrants issued to third parties for services, and deferred license fees paid to acquire rights to use the proprietary technologies of third parties. The value of the warrants is being amortized over the lives of the warrants, and deferred license fees over the estimated useful lives of the licensed technologies or licensed research products. We are applying a 10 year estimated useful life to the technologies and products that we are currently licensing. The estimation of the useful life of any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life of a new product cannot be known with certainty at the time that the right to use the technology or product is acquired. We will review the continued appropriateness of the 10 year estimated useful life for impairments that might occur earlier than the original expected useful lives.

Asterias Clinical Trial and Option Agreement with Cancer Research UK

During September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (the “Charity”) and Cancer Research Technology Limited, a wholly-owned subsidiary of the Charity, pursuant to which the Charity has agreed to fund Phase I/IIa clinical development of Asterias’ AST-VAC2 product candidate. Asterias will, at its own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to the Charity. The Charity will, at its own cost, manufacture the clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option it will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and then royalties on sales of products. In connection with the CRUK Agreement, Asterias sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to Asterias by third parties. Asterias would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

Principles of consolidation – Our consolidated financial statements include the accounts of our wholly-owned subsidiary ESI, and the accounts of our majority owned subsidiaries, Asterias, ReCyte Therapeutics, OncoCyte, OrthoCyte, BioTime Asia, Cell Cure Neurosciences, and LifeMap Sciences. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of SEC Regulation S-X.

Results of Operations

For the three and nine months ended September 30, 2014, we recorded a net loss of $8,267,925 and $25,828,095, respectively.

Revenues

	Three Months Ended September 30,		$ Increase/ Decrease	% Increase/ Decrease
	2014	2013
License fees	$285,157	$382,767	$-97,610	-25.5%
Royalty from product sales	147,811	80,592	+67,219	+83.4%
Grant income	647,580	160,431	+487,149	+303.7%
Sales of research products and services	110,555	90,272	+20,283	+22.5%
Total revenues	1,191,103	714,062	+477,041	+66.8%
Cost of sales	(230,901)	(206,678)	+24,223	+11.7%
Gross profit	960,202	507,384	452,818	+89.2%

	Nine Months Ended September 30,		$ Increase/ Decrease	% Increase/ Decrease
	2014	2013
License fees	$880,740	$1,094,843	$-214,103	-19.6%
Royalty from product sales	321,806	291,505	+30,301	+10.4%
Grant income	1,863,310	941,226	+922,084	+98.0%
Sales of research products and services	299,615	214,277	+85,338	+39.8%
Total revenues	3,365,471	2,541,851	+823,620	+32.4%
Cost of sales	(614,080)	(570,237)	+43,843	+7.7%
Gross profit	2,751,391	1,971,614	+779,777	+39.6%

Our license fee revenues for the three and nine months ended September 30, 2014 consist of subscription and advertising revenues of $285,157 and $880,740, respectively, from LifeMap Science’s online database business primarily related to its GeneCards® database. For the three and nine month periods ended September 30, 2013 our license fee revenues included LifeMap Sciences subscription and advertising revenue, and also included amortized license fees from certain licenses related to the development of our blood plasma volume expander products Hextend® and PentaLyte® in certain foreign countries, which have terminated.

Our royalty revenues from product sales for the three and nine months ended September 30, 2014 include $84,515 and $167,207, respectively, of royalties earned by Asterias and $63,296 and $154,599, respectively, of royalties on sales of Hextend® made by Hospira and CJ Health. Royalties on sales of Hextend® have been decreasing as hospitals have shifted their purchases of blood volume expanders to albumin products, leading to a decline in the number of units sold and the price per unit. Sales of Hextend® also declined following the implementation of certain new safety labeling changes mandated by the FDA during November 2013 for the entire class of hydroxyethyl starch products, including Hextend®. In addition, during June 2014, we entered into an amendment of our license agreement with CJ Health that extended the term of the license and CJ Health’s royalty payment obligation beyond the expiration date of our Korean patents but reduced the royalty rate by 50%. We expect royalty revenues from sales of Hextend® to continue to decline as a percentage of total revenue.

Under our license agreements with Hospira and CJ Health, our licensees report sales of Hextend® and pay us the royalties due on account of such sales within 90 days after the end of each calendar quarter. We recognize such revenues in the quarter in which the sales report is received, rather than the quarter in which the sales took place. For example, our royalties on sales made during the second quarter 2014 were recognized in our financial statements for the third quarter.

Total grant revenue for the three and nine months ended September 30, 2014 were $647,580 and $1,863,310, respectively, representing increases of approximately 303.7% and 98.0% over grant revenues for the respective periods of the prior year. Grant revenue for the three and nine months ended September 30, 2014 included $457,705 and $1,338,999, respectively, recognized through Cell Cure Neurosciences, and $189,875 and $524,311, respectively from various grants awarded to us by the National Institutes of Health (''NIH'') that will expire at various times during the current year.

While revenues increased by 32.4% during the nine months ended September 30, 2014, cost of sales increased by only 7.7%, reflecting the fact that grant revenues and license fees, which do not give rise to costs of sales, increased by $707,981 which is approximately 86% of the total increase in revenues.

Expenses

The following tables show our operating expenses for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$(8,836,341)	$(6,441,462)	$ +2,394,879	+37.2%
General and administrative expenses	(4,261,450)	(4,267,875)	-6,425	-0.2%
Interest (expense)/income, net	(7,632)	509	-8,141	-1,599.4%
Other income/(expense), net	(118,796)	(60,704)	+58,092	+95.7%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2014	2013	Decrease	Decrease
Research and development expenses	$(26,267,792)	$(17,389,409)	$ +8,878,383	+51.1%
General and administrative expenses	(12,764,324)	(11,273,948)	+1,490,376	+13.2%
Interest (expense)/income, net	(29,786)	2,033	-31,819	-1,565.1%
Other income/(expense), net	165,135	(169,512)	+334,647	+197.4%

Research and development expenses – Research and development expenses for the three and nine months ended September 30, 2014 increased to $8,836,341 and $26,267,792, respectively, from $6,441,462 and $17,389,409 for the same periods of 2013. The increase is largely due to the amortization of intangible assets acquired by Asterias from Geron and BioTime in October 2013 and the ramp-up of the Asterias and LifeMap Solutions product development programs. OncoCyte’s clinical trial work to develop its PanC-Dx™ cancer diagnostics and our continued clinical development of Renevia™ also contributed to the increase in research and development expense. For the three months ended September 30, 2014, compared to the same period of 2013, amortization of intangible assets increased by $725,425, employee compensation, including stock-based compensation and related costs allocated to research and development expenses increased by $581,288, outside research and services primarily related to our clinical trials of Renevia™ increased by $324,049, contract manufacturing related expenses increased by $310,609, patent, license, and trademark related fees increased by $289,154, depreciation expenses allocated to research and development increased by $94,117, clinical trials related expenses increased by $72,930, and rent and facilities maintenance related expenses allocated to research and development increased by $71,083. These increases are in part offset by a decrease of $168,828 in preclinical trial related expenses in our Renevia™ program and a decrease of $70,250 in Cell Cure Neurosciences’ research and development expenses.

The increase in research and development expenses during the nine months ended September 30, 2014 is generally attributable to the same factors that contributed to the increase during the third quarter, including an increase of $3,149,160 in employee compensation, stock-based compensation, employee bonus accruals, and related costs allocated to research and development expenses, an increase of $2,176,276 in amortization of intangible assets, an increase of $1,053,160 in license, trademark, and patent fees and patent related litigation fees, an increase of $781,473 in outside research and services, and increase of $749,507 in contract manufacturing related expenses, an increase of $473,614 in consulting services, an increase of $354,703 in depreciation expenses allocated to research and development, an increase of $262,554 in laboratory expenses and supplies, an increase of $252,999 in rent and facilities maintenance related expenses allocated to research and development, an increase of $186,666 in Cell Cure Neurosciences’ research and development expenses, an increase of $129,568 in insurance premiums allocated to research and development, and an increase of $85,584 in travel, lodging, and meals allocated to research and development. These increases are in part offset by a decrease of $642,818 in preclinical trial related expenses of Renevia™ and a decrease of $85,396 in ESI’ research and development expenses.

The following table shows the amount of our total research and development expenses allocated to our primary research and development programs during the nine months ended September 30, 2014 and 2013.

		Nine Months Ended September 30,
Company	Program	2014	2013
Asterias	hESC-based cell therapeutic programs	$7,910,097	$1,931,048
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	2,397,018	2,001,047
BioTime	PureStem® technology	-	227,429
BioTime	Hydrogel therapeutic products and HyStem® research	4,487,274	3,813,658
BioTime	Hextend®	48,549	72,894
BioTime	HyStem® 3D cell culture platform for cancer drug discovery	128,392	47,017
BioTime Asia	Stem cell products for research	-	23,787
Cell Cure Neurosciences	OpRegen®, OpRegen®-Plus, and neurological disease therapeutics	4,182,470	3,986,790
LifeMap Sciences	Database development and sales and mobile health software development	2,754,015	1,881,822
OncoCyte	Cancer diagnostics	2,743,655	1,964,173
OrthoCyte	Orthopedic therapeutics	551,685	718,874
ReCyte Therapeutics	Cardiovascular therapeutics	1,064,637	720,870
Total research and development expenses		$26,267,792	$17,389,409

The following table shows the approximate percentages of our total research and development expenses of $8,836,341 and $26,267,792 allocated to our primary research and development projects during the three and nine months ended September 30, 2014, respectively, and $6,441,462 and $17,389,409 for the same periods in 2013, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
Company	Program	2014	2013	2014	2013
Asterias	hESC-based cell therapeutic programs	29.1%	17.9%	30.1%	11.1%
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	8.6%	8.7%	9.1%	11.5%
BioTime	PureStem® technology	–%	0.4%	–%	1.3%
BioTime	Hydrogel therapeutic products and HyStem® research	16.6%	23.4%	17.1%	22.0%
BioTime	Hextend®	0.2%	0.5%	0.2%	0.4%
BioTime	HyStem® 3D cell culture platform for cancer drug discovery	0.1%	0.7%	0.5%	0.3%
BioTime Asia	Stem cell products for research	–%	0.1%	–%	0.1%
Cell Cure Neurosciences	Age related macular degeneration ( OpRegen® and OpRegen® -Plus ), and neurological disease therapeutics	18.9%	26.6%	15.9%	23.0%
LifeMap Sciences	Database development and sales and mobile health software development	12.2%	9.9%	10.5%	10.8%
OncoCyte	Cancer diagnostics	9.7%	8.7%	10.4%	11.3%
OrthoCyte	Orthopedic therapeutics	1.6%	1.8%	2.1%	4.1%
ReCyte Therapeutics	Cardiovascular therapeutics	3.0%	1.3%	4.1%	4.1%

General and administrative expenses – General and administrative expenses for the three and nine months ended September 30, 2014 were $4,261,450 and $12,764,324, respectively, compared to $4,267,875 and $11,273,948 for the same periods in 2013. The changes in general and administrative expenses reflect a decrease of $6,425 and increase of $1,490,376, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The changes reflect in part the ramp-up of operations of LifeMap Solutions and Asterias and a decline in operations by ESI.

The largest components of the decline in general and administrative expenses during the third quarter of 2014 were decreases of $144,715 in legal expense, and a decrease of $120,634 in stock-based compensation to our independent directors. The decrease in stock-based compensation expense reflects, in part, a decline in the number of outside directors, the timing of resignations and appointments of independent directors. Other components of the decrease in general and administrative costs for the three months ended September 30, 2014 were: a decrease of $78,856 in office expenses and supplies and computer supplies, and a decrease of $56,969 in ESI and Cell Cure Neurosciences general and administrative expenses. These decreases were in part offset by an increase of $159,043 in employee compensation, including employee bonus accruals and related costs allocated to general and administrative expenses, an increase of $106,236 in general consulting expenses, an increase of $70,674 in marketing and advertisement related expenses, and an increase of $62,169 in investor and public relations expenses, transfer agent, stock listing and registration fees.

The increase in total general and administrative costs on a consolidated basis for the nine months ended September 30, 2014 are primarily attributable to an increase of $1,299,878 in employee compensation, including employee bonus accruals, stock-based compensation and related costs allocated to general and administrative expenses, an increase of $414,614 in general consulting expenses, an increase of $283,904 in marketing and advertisement related expenses, an increase of $230,312 in accounting, audit and tax related expense, an increase of $170,658 in Asterias’ state corporation and franchise taxes, an increase of $94,829 in rent and facilities maintenance related expenses allocated to general and administrative expenses, and an increase of $84,154 in travel, lodging and meals allocated to general and administrative expenses. These increases are in part offset by decreases of $685,160 in legal fees generally reflecting non-recurring expenses that we incurred in 2013 related to the Asset Contribution Agreement transactions, including preparing registration statements for filing with the SEC and a proxy statement for a special meeting of our shareholders, a decrease of $298,705 in stock-based compensation to consultants and our independent directors, and a decrease of $110,257 in office expenses and supplies and computer supplies.

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

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
Company	2014	2013
BioTime	$4,788,669	$5,292,735
Asterias	$4,107,888	$2,888,028
BioTime Asia	$11,915	$127,920
Cell Cure Neurosciences	$534,058	$549,233
ES Cell International Pte Ltd	$153,451	$209,214
LifeMap	$1,986,244	$1,302,827
OncoCyte	$568,062	$310,809
OrthoCyte	$304,100	$296,820
ReCyte Therapeutics	$309,937	$296,362
Total general and administrative expenses	$12,764,324	$11,273,948

Other income/(expense) – Other income/(expense) during the three and nine months ended September 30, 2014 consist primarily of foreign currency transaction loss of $87,533 and gain of $91,686, respectively from ESI and Cell Cure Neurosciences upon remeasurement of amounts owed to BioTime in US dollars. Other income during the nine months ended September 30, 2014 also includes $110,097 earned by Cell Cure Neurosciences on embedded derivatives related to a research contract, based in U.S. dollars, with an Israeli company. This income was offset in part by charitable donations of $32,261 made during the nine months ended September 30, 2014. Other expense during the same periods in 2013 consists primarily of $9,145 and $124,298, respectively, of foreign currency transaction loss.

Income Taxes – A deferred income tax benefit of approximately $5,175,000 was recorded for the nine months ended September 30, 2014, of which approximately $3,580,000 was related to federal and $1,595,000 was related to state taxes. A deferred income tax benefit of approximately $3,280,000 was recorded for the year ended December 31, 2013, of which approximately $2,800,000 was related to federal and $480,000 was related to state taxes. No tax benefit had been recorded through September 30, 2013 because of the net operating losses incurred and a full valuation allowance had been provided.

In June 2014, Asterias sold a portion of the BioTime common shares it held, resulting in a taxable gain of approximately $10.3 million and a tax payable of $3.6 million. This payable, however, is expected to be fully offset by available net operating losses. As of September 30, 2014, Asterias recorded a $4.1 million deferred tax liability for the temporary taxable difference in the basis of the investment still held by Asterias in BioTime stock. Both transactions were treated as a deemed distribution by Asterias and recorded against equity. BioTime’s net operating losses may not be used to offset Asterias’ gains for federal income tax purposes as the companies file separate federal tax returns and may not use each other's tax attributes.

Liquidity and Capital Resources

At September 30, 2014, we had $7,416,235 of cash and cash equivalents on hand, of which $5,025,499 was held by Asterias. During October 2014, we raised $29,425,962 of cash through the issue and sale of 9,431,398 BioTime common shares for $3.12 per share in a transaction registered under the Securities Act. The $3.12 price per share was the closing price of BioTime common shares on the NYSE MKT on the date on which we and the investors agreed upon the purchase price. In addition, during October 2014 certain of our subsidiaries received approximately $1,574,352 of gross proceeds from the sale of 504,600 BioTime common shares that they held. The subsidiaries sold those shares through Cantor Fitzgerald & Co., as sales agent. The capital raised by our subsidiaries through those stock sales belongs to the subsidiaries and not to BioTime. See “Cash generated by financing activities” below.

Asterias has been awarded a $14.3 million Strategic Partnership III grant by the California Institute for Regenerative Medicine (“CIRM”) to help fund Asterias’ clinical development of its AST-OPC1 product candidate. The grant will provide funding for Asterias to conduct a Phase 1/2a clinical trial of AST-OPC1 in subjects with complete cervical spinal cord injury, to expand clinical testing of escalating doses in the target population intended for future pivotal trials, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to Asterias over four years in accordance with a quarterly disbursement schedule, subject to Asterias attaining certain progress and safety milestones. Asterias received the first payment during October 2014 in the amount of $916,554.

During September 2014, Asterias entered into a Clinical Trial and Option Agreement with Cancer Research UK (the “Charity”) and Cancer Research Technology Limited, a wholly-owned subsidiary of the Charity, pursuant to which the Charity has agreed to fund Phase I/IIa clinical development of the AST-VAC2 product candidate. Asterias will, at its own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP-compatible process to the United Kingdom organization. The Charity will, at its own cost, manufacture the clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option it will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

Cash generated by operations

During the nine months ended September 30, 2014, we received $3,201,664 of cash in our operations. Our sources of that cash primarily consisted of $904,993 from the sale of research products and subscription and advertisement revenues, $1,475,856 in foreign research grants to Cell Cure Neurosciences, $499,008 of research grant payments from the NIH, and $321,806 in royalty revenues on product sales by licensees. During the same nine month period in 2013, we received $3,280,659 of cash in our operations. Our sources of that cash primarily consisted of $1,429,932 in foreign research grants, $1,080,328 from the sale of research products and subscription and advertisement revenues, $ 291,223 of royalty revenues from sales of Hextend®, the final payment of $392,664 from a research grant from CIRM, and a $85,207 research grant payment from the NIH.

Cash used in operations

During the nine months ended September 30, 2014, our total research and development expenditures were $26,267,792 and our general and administrative expenditures were $12,764,324. Net loss for the nine months ended September 30, 2014 amounted to $25,828,095. Net cash used in operating activities during this period amounted to $29,744,008. The net loss for the period includes the following non-cash items: amortization of $4,103,994 in intangible assets; $3,320,773 in stock-based compensation paid to employees, consultants and directors; $794,414 in depreciation expenses; and $82,125 in amortization of deferred license fees. This overall difference was offset to some extent by net loss of $5,151,013 allocable to the non-controlling interest in our subsidiaries, $5,174,977 in deferred income tax benefit; $1,544,520 in accounts payable and accrued liabilities; $113,635 in prepaid expenses and other current assets; $124,442 in other long-term liabilities; and $86,124 in accounts receivables.

Cash flows from investing activities

During the nine months ended September 30, 2014, we used $799,363 for investing activities. The primary components of this cash were approximately $497,119 used in the purchase of equipment, and a lease security deposit of $300,000 for Asterias’ facilities in Fremont, California.

Cash generated by financing activities

During the nine months ended September 30, 2014, we raised gross proceeds of $15,806,316 from the sale of 5,040,560 BioTime common shares by us and our subsidiaries at a weighted average price of $3.14 per share in “at-the-market” transactions through Cantor Fitzgerald & Co. (“Cantor”), as the sales agent. Offers and sales of our common shares for our account through Cantor were made under a Controlled Equity Offering SM Sales Agreement and have been registered under the Securities Act of 1933, as amended (the "Securities Act"). Under the sales agreement, Cantor sold our common shares in transactions that constituted an "at-the-market" offering as defined in Rule 415 under the Securities Act, including, but not limited to, sales made directly on NYSE MKT, and in privately negotiated transactions. Cantor has also acted as a sales agent for our subsidiaries Asterias, LifeMap Sciences, OncoCyte, and Cell Cure Neurosciences that have sold BioTime common shares to raise capital for their operations. The offer and sale of those shares has also been registered under the Securities Act. We contributed the BioTime common shares to the subsidiaries in exchange for subsidiary capital stock. The proceeds of the sale of BioTime shares by our subsidiaries belong to those subsidiaries. There is no assurance that we or our subsidiaries will be able to sell additional common shares through Cantor at prices acceptable to us.

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

On June 16, 2014, Asterias sold 200,000 shares of its Series B common stock to its President and Chief Executive Officer, Pedro Lichtinger, for $468,000 in cash, and on June 16, 2014 Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias’ Series B common stock to two private investors for $12,500,000 in cash. The warrants are exercisable until June 15, 2015 at an exercise price of $2.34 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants are subject to adjustment in the case of stock splits, stock dividends, or certain other transactions. See Note 10 to the Condensed Consolidated Interim Financial Statements.

During the nine months ended September 30, 2014, Cell Cure Neurosciences received $466,690 under a convertible debt arrangement from current investors in the company.

During the nine months ended September 30, 2014, BioTime received $219,500 in cash from the exercise of options by an employee and three directors at a weighted average exercise price of $1.91 per share.

Subsequent to September 30, 2014, we and our subsidiaries raised $31,000,314 of additional equity capital through the sale of BioTime common shares. See Note 12 to the Condensed Consolidated Interim Financial Statements.

Contractual obligations

As of September 30, 2014, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (2)	$11,378,686	$560,174	$2,976,392	$2,579,280	$5,262,840
Capital lease (3)	$116,425	$15,876	$100,549	$-	$-

1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.
2)	Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, LifeMap Sciences, and Cell Cure Neurosciences. Also includes three operating leases for lab equipment.
3)	Includes one capital lease for lab equipment.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of September 30, 2014 and as of December 31, 2013, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of our third quarter. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the nine months ended September 30, 2014 and for the fiscal years ended December 31, 2013, 2012, and 2011 were $26,044,426, $43,760,366, $21,362,524, and $17,535,587, respectively, and we had an accumulated deficit of $171,606,642 as of September 30, 2014 and $145,778,547, $101,895,712, and $80,470,009, as of December 31, 2013, 2012, and 2011, respectively. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technologies.

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $26,267,972, during the nine months ended September 30, 2014, and $26,609,423, $18,116,688, and $13,699,691 during the fiscal years ended December 31, 2013, 2012, and 2011, respectively, excluding $17,458,766 charged as in process research and development expenses during 2013 in accordance with ASC 805-50 on account of Asterias’ acquisition of certain assets from Geron. See Note 8 to condensed consolidated interim financial statements.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

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

•	At September 30, 2014, we had $7,416,235 of cash and cash equivalents on hand. There can be no assurance that we or our subsidiaries will be able to raise funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•	We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

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

We and our subsidiaries will have certain obligations and may incur liabilities arising from clinical trials, and we do not yet know the scope of any resulting expenses that might arise

We or our subsidiaries that conduct clinical trials of product candidates face the risk of incurring liabilities to patients if they incur any injuries as a result of their participation in the clinical trials.  We or our subsidiaries will also be obligated to obtain information and prepare reports about the health of the clinical trial patients.  In addition, Asterias has assumed Geron’s obligations to obtain information and prepare reports about the health of patients, and has assumed any liabilities to those patients that might arise from any injuries they may have incurred, as a result of their participation in the clinical trials of Geron’s GRNOPC1 cell replacement therapy for spinal cord damage and its GRNVAC1 immunological therapy for certain cancers.  We are not aware of any claims by patients alleging injuries suffered as a result of any of our clinical trials or the Geron clinical trials, but if any claims are made and if liability can be established, the amount of any liability that we or our subsidiaries may incur, depending upon the nature and extent of any provable injuries, could exceed any insurance coverage that we or our subsidiaries may obtain, and the amount of the liability could be material to our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, As Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

4.3	Warrant Agreement, dated October 1, 2013, as amended September 19, 2014, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC (4)

4.4	Form of Warrant (included in Exhibit 4.3) (4)

10.1
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited(Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 30, 2014

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014.

*            Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 7, 2014	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: November 7, 2014	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, As Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

4.3	Warrant Agreement, dated October 1, 2013, as amended September 19, 2014, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC (4)

4.4	Form of Warrant (included in Exhibit 4.3) (4)

10.1
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 30, 2014

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014.

*            Filed herewith