Form 10-Q/A
period 2014-09-30
BIOTIME INC
filed 2015-01-13
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 83,121,710 common shares, no par value, as of November 5, 2014

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of BioTime, Inc. (“BioTime”) for the quarter ended September 30, 2014 (the “Quarterly Report”) is being filed in response to comments received from the staff of the Securities and Exchanges Commission (the “SEC”) in connection with BioTime’s request for confidential treatment for certain portions of the Clinical Trial and Option Agreement, dated September 8, 2014, between BioTime’s subsidiary Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (the "CRUK Agreement"). This Amendment (a) amends Item 6 of Part II (Exhibits) and (b) re-files a version of the CRUK Agreement with fewer provisions omitted under our request for confidential treatment.

This Amendment should be read in conjunction with the Quarterly Report and BioTime’s other filings made with the SEC subsequent to the filing of the Quarterly Report. This Amendment speaks as of the date of the Quarterly Report, does not include any changes to BioTime's financial statements included in the Quarterly Report, and does not reflect events occurring after November 7, 2014, the date the Quarterly Report was filed.

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

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101	Interactive Data File

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Document **

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 30, 2014

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014.

* Filed herewith.

** Previously filed with to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this this Amendment No. 1 on Form 10-Q /A to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: January 13, 2015	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, As Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

4.3	Warrant Agreement, dated October 1, 2013, as amended September 19, 2014, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC (4)

4.4	Form of Warrant (included in Exhibit 4.3) (4)

10.1
Clinical Trial and Option Agreement, dated September 8, 2014, between Asterias Biotherapeutics, Inc. and Cancer Research UK and Cancer Research Technology Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Document **

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 30, 2014

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014.

* Filed herewith.

** Previously filed with to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.