Form 10-K/A
period 2014-12-31
BIOTIME INC
filed 2015-04-29
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Registrant's telephone number, including area code (510) 521-3390

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The number of common shares outstanding as of April 28, 2015 was 83,266,099.

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

References to "we" means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-K/A-1, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

BioTime, Inc. ("we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the "SEC") on March 11, 2015, to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The names and ages of our directors are:

Deborah Andrews, 57, joined our Board of Directors during April 2014. Ms. Andrews has served as Vice President-Chief Accounting Officer of STAAR Surgical Company since 2013, and served as STAAR Surgical's Vice President-Chief Financial Officer from 2005 to 2013, as its Global Controller from 2001 to 2005, and as its Vice President-International Finance from 1999 to 2001. Ms. Andrews previously worked as a senior accountant for a major public accounting firm. Ms. Andrews holds a B.S. degree in Accounting from California State University at San Bernardino.

Ms. Andrews brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior financial and accounting executive of a public medical device company during a period of significant growth.

Neal C. Bradsher, CFA, 49, joined our Board of Directors during July 2009. Mr. Bradsher has been President of Broadwood Capital, Inc., a private investment firm, since 2002. Mr. Bradsher holds a B.A. degree in economics from Yale College and is a Chartered Financial Analyst. Mr. Bradsher was a director of Questcor Pharmaceuticals, Inc., from March 2004 until August 2014, when Questcor was acquired by Mallinckrodt plc. Questcor was a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders.

Mr. Bradsher brings to the Board a wealth of experience in finance, management, and corporate governance attained through his successful investments in other companies, including companies in the pharmaceutical, medical device, health care services, and health care information systems sectors. He has worked with several health care companies to improve their management and governance, and served as a director of Questcor Pharmaceuticals, Inc. Entities that Mr. Bradsher controls have invested in most of BioTime's financing transactions over the last several years. Mr. Bradsher is the President of the general partner of Broadwood Partners, L.P., currently our largest shareholder.

Stephen L. Cartt, 52, joined our Board of Directors during November 2014. Mr. Cartt served as Chief Operating Officer of Questcor Pharmaceuticals, Inc., from February 2012 until August 2014, when the company was acquired by Mallinckrodt plc. Mr. Cartt served as Chief Operating Officer of the Autoimmune and Rare Diseases Business Unit of Mallinckrodt plc on an interim basis following the merger with Questcor from August 2014 until October 2014. Mr. Cartt joined Questcor as Executive Vice President, Corporate Development, during March 2005. He was later appointed Chief Business Officer before being appointed Chief Operating Officer. Mr. Cartt was a private consultant from August 2002 until March 2005. From March 2000 through August 2002, Mr. Cartt was the Senior Director of Strategic Marketing for Elan Pharmaceuticals. Prior to that, Mr. Cartt held a variety of R&D and Commercial positions at ALZA Corporation during the period July 1985 to March 2000. Mr. Cartt holds a B.S. degree from the University of California at Davis in Biochemistry, and an M.B.A. from Santa Clara University.

Mr. Cartt brings to our Board his many years of experience in the pharmaceutical industry, including experience in senior management of a rapidly growing biopharmaceutical company.

Stephen C. Farrell, 50, joined our Board of Directors during March 2013. Mr. Farrell currently serves as Chief Executive Officer and Director of Convey Health Solutions (formerly known as NationsHealth, Inc.), a healthcare business process outsourcing company headquartered in Fort Lauderdale, Florida. Convey Health Solutions utilizes both technology and staff to manage end-to-end insurance processes for business clients. Before joining Convey Health Solutions in 2011, he served as President of PolyMedica Corporation, a publicly traded provider of diabetes supplies and related services that was acquired in 2007 by Medco Health Solutions. During his eight year tenure at PolyMedica, Mr. Farrell served as its President, Chief Operating Officer, and as Chief Financial Officer, Chief Compliance Officer, and Treasurer. Mr. Farrell previously served as Executive Vice President and Chief Financial Officer of Stream Global Services, Inc., a business process outsourcing company. Earlier in his career, Mr. Farrell served as Senior Manager at PricewaterhouseCoopers LLP. Mr. Farrell holds an A.B. from Harvard University, and an M.B.A. from the Darden School at the University of Virginia. Mr. Farrell served on the board and was chairman of the Audit Committee of Questcor Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders from November 2007 to until August 2014, when Questcor was acquired by Mallinckrodt plc.

Mr. Farrell brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior executive of a public healthcare company during a period of significant growth.

Alfred D. Kingsley, 72, joined our Board of Directors and became Chairman of the Board during July 2009. Mr. Kingsley is the executive Chairman of five of our subsidiaries. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt Corp. served as our financial advisor from 1998 until June 30, 2009. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley is a director of our subsidiary Asterias Biotherapeutics, Inc. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School.

Mr. Kingsley's long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations in order to add value for shareholders. Mr. Kingsley developed an intimate knowledge of our business in his role as our financial advisor before he joined our Board. Mr. Kingsley has been instrumental in structuring our equity and debt financings, and in the transition of our business focus into the field of human embryonic stem cell technology, and the business acquisitions that have helped us expand the scope of our business. Mr. Kingsley, along with entities that he controls, is currently one of our largest shareholders.

Michael H. Mulroy, 49, joined our Board of Directors during October 2014. Mr. Mulroy is a business consultant and serves as the President of Mulroy Advisors, LLC. Mr. Mulroy served until September 2014 as Executive Vice President – Strategic Affairs and General Counsel of the Autoimmune and Rare Diseases Business Unit of Mallinckrodt plc following its acquisition of Questcor Pharmaceuticals, Inc. in August 2014. Mr. Mulroy was appointed Executive Vice President, Strategic Affairs and General Counsel and Corporate Secretary of Questcor during February 2014, having previously served as Chief Financial Officer, General Counsel and Corporate Secretary since January 2011. From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004, and represented Questcor and other publicly-traded companies. From 1997 to 2003, Mr. Mulroy was an investment banker at Citigroup and Merrill Lynch. From July 2011 to August 2014, Mr. Mulroy served as a member of the Board of Directors of Comarco, Inc., which developed and designed innovative technologies and intellectual property used in power adapters. Mr. Mulroy earned his J.D. degree from the University of California, Los Angeles and his B.A. (Economics) from the University of Chicago.

Mr. Mulroy brings to our Board his experience as a strategic planner and as legal counsel and member of a senior management team of a growing biopharmaceutical company. Mr. Mulroy also brings to our Board his experience in corporate finance and investor relations.

Angus C. Russell, 59, joined our Board of Directors during December 2014. Mr. Russell served as the Chief Executive Officer of Shire plc, a biopharmaceutical company, from June 2008 to April 2013. Mr. Russell served as the Chief Financial Officer of Shire from 1999 to 2008 and also served as its Principal Accounting Officer and Executive Vice President of Global Finance. Prior to joining Shire, Mr. Russell served at ICI, Zeneca and AstraZeneca for 19 years, most recently as Vice President of Corporate Finance at AstraZeneca plc. He is a Chartered Accountant, having qualified with Coopers & Lybrand (now PriceWaterhouseCoopers LLP). Mr. Russell also serves as a director of Mallinckrodt plc and TherapeuticsMD, Inc., and as Chairman of the Board of Directors of Revance Therapeutics, Inc. Mr. Russell previously served as a director of Shire plc, Questcor Pharmaceuticals, Inc. until it was acquired by Mallinckrodt plc in August 2014, and InterMune, Inc. prior to its acquisition by Roche Holdings, Inc. during September 2014.

Mr. Russell brings to our Board numerous years of experience as a Chief Executive Officer of an international publicly traded specialty biopharmaceutical company and his substantial experience as an officer and director in the specialty pharmaceutical industry.

David Schlachet, 69, joined our Board of Directors during April 2014. Mr. Schlachet serves as a director of several public and private Israeli companies. Mr. Schlachet served as chairman of Syneron Medical Ltd., an Israeli aesthetic medical device company, from April 2013 to February 2014 and prior to that, he served as Syneron Medical's Chief Executive Officer from November 2005 to May 2007, after serving as its Chief Financial Officer beginning in June 2004. From November 2008 to November 2012, Mr. Schlachet served as a director of the Tel Aviv Stock Exchange and Chairman of its Audit Committee. From 2000 to June 2004 Mr. Schlachet served as Managing Partner of Biocom, a venture capital fund specializing in the life sciences field. From 1995 to 2000, Mr. Schlachet served as a Senior Vice President and Chief Financial Officer of Strauss Elite Holdings, an Israeli packaged food group, and from 1997 to 2000 he also served as active Chairman of Elite Industries, an Israeli coffee, confectionary and salty snacks manufacturer. From 1988 till 1995 Mr. Schlachet served as Vice President of Finance and Administration of the Weizmann Institute of Science, Israel's premier post-graduate scientific research institute, and as Chief Executive Officer of its technology transfer company Yeda Research and Development Company, Ltd. Mr. Schlachet serves as a director of Syneron Medical Ltd, EzChip Semiconductor Ltd, Taya Investments Ltd (Chairman), Mazor Robotics Ltd and BioCancell Ltd. Mr. Schlachet also serves as Chairman of the Board of our subsidiary Cell Cure Neurosciences Ltd. Mr. Schlachet holds a B.Sc. degree in chemical engineering and an M.B.A. from the Tel-Aviv University.

Mr. Schlachet brings to our Board many years of experience in management, finance, and investment, including as Chief Executive Officer and Chief Financial Officer of Syneron Medical Ltd, as an executive of the Weizmann Institute and its affiliate Yeda Research and Development, and as Chairman of our subsidiary Cell Cure Neurosciences Ltd. We believe that Mr. Schlachet's experience in finance and industry will be of great value in the management and financing the business of BioTime and our subsidiaries.

Judith Segall, 61, is our Vice President of Administration and Corporate Secretary, and has served on the Board of Directors from 1990 through 1994, and from 1995 through the present date. She was a co-founder of BioTime in 1990. Ms. Segall is also the Corporate Secretary and a director of our subsidiary Asterias Biotherapeutics, Inc. Ms. Segall received a B.S. in Nutrition and Clinical Dietetics from the University of California at Berkeley in 1989.

As one of our co-founders, Ms. Segall has served on our Board and as an executive for more than 20 years. During that time, she has developed a wealth of knowledge concerning our business operations, financial structure, and institutional relationships, particularly our relationships with the manufacturers and distributors of Hextend®.

Michael D. West, Ph.D., 62, is our Chief Executive Officer and has served on the Board of Directors since 2002. Dr. West also serves as President and Chief Executive Officer and is a director of our subsidiary Asterias Biotherapeutics, Inc. Prior to becoming our Chief Executive Officer, Dr. West served as Chief Executive Officer, President, and Chief Scientific Officer of Advanced Cell Technology, Inc., a company engaged in developing human stem cell technology for use in regenerative medicine. Dr. West also founded Geron Corporation of Menlo Park, California, and from 1990 to 1998 he was a Director and Vice-President, where he initiated and managed programs in telomerase diagnostics, oligonucleotide-based telomerase inhibition as anti-tumor therapy, and the cloning and use of telomerase in telomerase-mediated therapy wherein telomerase is utilized to immortalize human cells. From 1995 to 1998 he organized and managed the research between Geron and its academic collaborators, James Thomson and John Gearhart that led to the first isolation of human embryonic stem and human embryonic germ cells. Dr. West received a B.S. Degree from Rensselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982, and a Ph.D. from Baylor College of Medicine in 1989 concentrating on the biology of cellular aging.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics ("Code of Ethics") that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.biotimeinc.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Audit Committee

The Board of Directors has an Audit Committee, the members of which are Stephen C. Farrell (Chairman), Deborah Andrews, and David Schlachet. The purpose of the Audit Committee is to recommend the engagement of our independent registered public accountants, to review their performance and the plan, scope, and results of the audit, and to review and approve the fees we pay to our independent registered public accountants. The Audit Committee also will review our accounting and financial reporting procedures and controls, and all transactions between us and our executive officers, directors, and shareholders who beneficially own 5% or more of our common shares. The Audit Committee has a written charter that requires the members of the Audit Committee to be directors who are independent in accordance with Section 803(A) and Section 803(B) of the NYSE MKT Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Our Board of Directors has determined that each of the members of our Audit Committee meets the criteria of an "audit committee financial expert" within the meaning of the SEC's regulations. Mr. Farrell's expertise is based on his experience as an accountant working for a major accounting firm and as the Chief Executive Officer, Chief Operating Officer, President and Chief Financial Officer of a number of companies, both public and private, where he supervised financial and accounting personnel. Ms. Andrews' expertise is based on her experience as Vice President-Chief Accounting Officer of STAAR Surgical Company and as STAAR Surgical's Vice President-Chief Financial Officer, and as a senior accountant at a major accounting firm. Mr. Schlachet's expertise is based on his experience as a Chief Financial Officer of Syneron Medical Ltd. and of Strauss Elite Holdings, and as Chairman of the Audit Committee of the Tel Aviv Stock Exchange.

The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter has been posted on our internet website and can be found at www.biotimeinc.com.

Executive Officers

Michael D. West, Robert W. Peabody, Aditya Mohanty, and Pedro Lichtinger are our executive officers. Alfred D. Kingsley is Executive Chairman of five of our subsidiaries but he is not otherwise an executive officer of BioTime. William P. Tew, who served as our Chief Commercial Officer during 2014, retired at the end of the year. Lesley A. Stolz, Ph.D., served as our Executive Vice President, Corporate Development during 2014 but she resigned her position effective March 31, 2014.

Robert W. Peabody, 60, is our Senior Vice-President and Chief Financial Officer. Mr. Peabody also served as our Chief Operating Officer from October 2007 until December 2014, and on an interim basis as our Chief Financial Officer from September 2010 until October 2011. Prior to joining BioTime in October 2007, Mr. Peabody served as a Vice-President of Advanced Cell Technology, Inc. (ACT), and also served on their board of directors from 1998 to 2006. Prior to joining ACT, Mr. Peabody spent 14 years as a Regional Controller for Ecolab, Inc., a Fortune 500 specialty chemical manufacturer and service company. He has also been an audit manager for Ernst and Young where he was a Certified Public Accountant on the audit staff serving the firm's clients whose shares are publicly traded. Mr. Peabody received a Bachelor Degree in Business Administration from the University of Michigan.

Aditya Mohanty, 48, joined BioTime as its Chief Operating Officer during December 2014. Mr. Mohanty previously served in a number of executive positions at Shire plc, including as President/Head Regenerative Medicine from 2013 to 2014, as Senior Vice President, Business and Technical Operations from 2012 to 2013, as Global Franchise Head MPS from 2010 to 2012, and as Vice President of Operations/Product General Manager from 2005 to 2012. Shire plc is a biotechnology company focused on research, development and commercialization of novel biological products for rare diseases, Mr. Mohanty was VP of Manufacturing and Operations at Transkaryotic Therapies, Inc. from 2002 to 2005 when it was acquired by Shire. Before joining Transkaryotic Therapies, Mr. Mohanty held a number of management positions at Baxter Healthcare Corporation, Bioscience Division from 1990 to 2002. Mr. Mohanty received an MBA degree from Saint Mary's College, an MS in Chemical Engineering from Clarkson University, and a B. Tech in Chemical Engineering from REC Trichy, in India.

Pedro Lichtinger, 60, became President and Chief Executive Officer of our subsidiary Asterias Biotherapeutics, Inc. during June 2014. Mr. Lichtinger served as President, Chief Executive Officer, and a director of Optimer Pharmaceuticals, Inc., from May 2010 to February 2013. Mr. Lichtinger previously served as an executive of Pfizer, Inc. from 1995 to 2009, including as President of Pfizer's Global Primary Care Unit from 2008 to 2009, Area President, Europe from 2006 to 2008, President, Global Animal Health from 1999 to 2006, and Regional President Europe Animal Health from 1995 to 1999. Before joining Pfizer, Mr. Lichtinger was an executive of Smith Kline Beecham, last serving as Senior Vice-President Europe Animal Health from 1987 to 1995. Mr. Lichtinger presently serves as a director of Asterias and previously served as a director of BioTime and Optimer Pharmaceuticals, Inc. Mr. Lichtinger holds an MBA degree from the Wharton School of Business and an Engineering degree from the National University of Mexico.

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

The following table shows the annual cash fees paid to our Chairman of the Board, our directors other than the Chairman, and to the directors who served on the standing committees of the Board during 2014 and the fees that will be paid during 2015. The Science & Technology Committee was dissolved during May 2014. The Management Development Committee and the Corporate Development Committee was formed during 2014 and 2015, respectively.

	2014	2015
Chairman of the Board	$80,000	$65,000
Director other than Chairman	$30,000	$30,000
Audit Committee Chairman	$20,000	$20,000
Audit Committee Member other than Chairman	$10,000	$10,000
Compensation Committee Chairman	$15,000	$15,000
Compensation Committee Member other than Chairman	$7,500	$7,500
Nominating and Corporate Governance Committee Chairman	$15,000	$15,000
Nominating and Corporate Governance Committee Member other than Chairman	$7,500	$7,500
Science & Technology Committee Chairman	$20,000	$-
Science & Technology Committee Member other than Chairman	$5,000	$-
Management Development Committee Chairman	$-	$15,000
Management Development Committee Member other than Chairman	$-	$7,500
Corporate Development Committee Chairman	$20,000	$15,000
Corporate Development Committee Member other than Chairman	$5,000	$7,500

In addition to the annual cash fees, directors and members of certain committees of the Board are entitled to receive fees for attending meetings. Directors receive a fee of $2,000 for meetings attended in person and $1,000 for meetings attended by telephone conference. Members of the Audit Committee, Compensation Committee, and Corporate Development Committee receive a fee of $1,000 for meetings attended in person and $750 for meetings attended by telephone conference.

In addition to cash fees, directors, other than the Chairman of the Board, receive an annual grant of options to purchase 20,000 common shares, and our Chairman receives an annual grant of options to purchase 50,000 common shares, under our Equity Incentive Plan.

The annual fee of cash will be paid, and the stock options granted will vest and become exercisable, in four equal quarterly installments, provided that the director remains a director on the last day of the applicable quarter. The options will expire if not exercised five years from the date of grant.

In addition to his compensation as Chairman of our Board, during 2014 Alfred D. Kingsley received $470,000 from our subsidiaries for serving as Chairman of the Board or as Executive Chairman of the subsidiaries. In addition, Mr. Kingsley receives $1,000 for each in person meeting and $500 for each teleconference meeting of the Board of Directors of our subsidiary Asterias Biotherapeutics, Inc. ("Asterias") and $1,000 for each in person meeting of the Board of Directors of our subsidiary OncoCyte Corporation ("OncoCyte") that he attends. Mr. Kingsley is also eligible to participate in certain health insurance, 5% 401k company match and similar benefit plans that are available to employees of BioTime and its subsidiaries.

BioTime directors who serve as directors of our subsidiaries are also eligible to receive stock options or to purchase restricted stock under the stock option plans adopted by our subsidiaries. An award to a BioTime director under a subsidiary plan is approved by both the board of directors of the subsidiary and by the BioTime Board of Directors or by the Compensation Committee, without the vote of the director receiving the award. During 2014, Mr. Kingsley received a grant of 75,000 stock options from Asterias and 833 stock options from our subsidiary LifeMap Solutions, Inc.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2014 and who were not our employees on the date the compensation was earned.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Option Award (1)	Total
Deborah Andrews(2)	$47,125	$45,564	$92,689
Franklin M. Berger(3)	$5,000	$-	$5,000
Neal C. Bradsher	$59,375	$23,831	$83,206
Stephen L. Cartt(4)	$12,125	$25,571	$37,696
Stephen C. Farrell	$67,125	$23,831	$90,956
Alfred D. Kingsley(5)	$189,500	$393,564	$583,064
Pedro Lichtinger(6)	$38,250	$23,831	$62,081
Michael H. Mulroy(7)	$13,375	$25,048	$38,423
Henry L. Nordhoff(8)	$17,250	$24,142	$41,392
Angus C. Russell(9)	$8,500	$23,558	$32,058
David Schlachet(10)	$43,125	$45,564	$88,689
Andrew C. von Eschenbach, M.D.(11)	$20,500	$24,142	$44,642

(1)	Those of our directors who were serving on the Board of Directors on July 1, 2014 and who were not salaried employees of BioTime each received an annual award of stock options on that date entitling them to purchase 20,000 common shares at a fixed price as partial compensation for serving on the Board of Directors for a period of one year, except that Mr. Kingsley received 50,000 stock options as partial compensation for serving in his capacity as Chairman of the Board. Those options will vest and become exercisable in equal quarterly installments over a one-year period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We use the Black-Scholes-Merton Pricing Model to compute option fair values. We used the following variables to value those options: stock price of $3.11, exercise price of $3.11, expected term of 2.81 years, volatility of 58.36%, and a bond equivalent yield discount rate of 0.90%. Directors who first joined the Board of Directors during 2014 also received a grant of 20,000 stock options on the date they joined the Board, which were valued using the Black-Scholes-Merton Pricing Model and variables based on the exercise price of their options and other variables determined as of the date that their options were granted, as reflected in other footnotes to this table.

(2)	Ms. Andrews received options to purchase 20,000 BioTime common shares upon her appointment to the Board of Directors on April 11, 2014. We used the following variables to value those options: stock price of $2.86, exercise price of $2.86, expected term of 2.81 years, volatility of 57.96%, and a bond equivalent yield discount rate of 0.80%.

(3)	Mr. Berger resigned from the Board of Directors during March 2014. The cash compensation paid to Mr. Berger includes $3,000 fees paid by BioTime and $2,000 paid by Asterias for serving on its board of directors. Mr. Berger resigned from the Asterias board of directors during March 2014.

(4)	Mr. Cartt received options to purchase 20,000 BioTime common shares upon his election to the Board of Directors on November 4, 2014. We used the following variables to value those options: stock price of $3.43, exercise price of $3.43, expected term of 2.81 years, volatility of 56.48%, and a bond equivalent yield discount rate of 0.97%.

(5)	During 2014, in addition to $80,000 in annual director fees as BioTime's Chairman of the Board, Mr. Kingsley received $11,000 from BioTime for Board meetings attended, $340,000 from certain subsidiaries for serving as Chairman of the Board or as Executive Chairman, $50,000 paid by our subsidiary Asterias for serving on its board of directors, $8,500 from Asterias for board meetings attended, and $13,000 of employer contributions to his 401(k) plan. Mr. Kingsley's option award compensation also includes the value of 75,000 options to purchase Asterias common stock, and the value of 833 options to purchase LifeMap Solutions, Inc. common stock which he received from those subsidiaries for serving on their boards of directors. The assumptions underlying the valuation of the Asterias options are as follows: stock price of $2.34, exercise price of $2.34, expected term of 2.72 years, volatility of 83.98%, and a bond equivalent yield discount rate of 0.68%. The assumptions underlying the valuation of the LifeMap Solutions options are as follows: stock price of $500, exercise price of $500, expected term of 4.52 years, volatility of 73.97%, and a bond equivalent yield discount rate of 1.68%.

(6)	Mr. Lichtinger served on the Board of Directors until our annual meeting of shareholders held in November 2014. The compensation shown in this table does not include the compensation received by Mr. Lichtinger as President and Chief Executive Officer of our subsidiary Asterias, which is reflected in the Summary Compensation Table of our Named Executive Officers under "Executive Compensation." Of the 20,000 BioTime options granted to Mr. Lichtinger on July 1, 2014, 15,000 options were unvested and were cancelled when Mr. Lichtinger's service as a BioTime director ended on November 4, 2014.

(7)	Mr. Mulroy received options to purchase 20,000 BioTime common shares upon his appointment to the Board of Directors on October 4, 2014. We used the following variables to value those options: stock price of $3.29, exercise price of $3.29, expected term of 2.81 years, volatility of 57.75%, and a bond equivalent yield discount rate of 1.02%.

(8)	Mr. Nordhoff resigned from the Board of Directors during April 2014. The cash compensation paid to Mr. Nordhoff includes $8,500 fees paid by BioTime and $8,750 paid by our subsidiary Asterias for serving on its board of directors. Mr. Nordhoff resigned from the Asterias board of directors during April 2014. Mr. Nordhoff's option award compensation includes the value of 20,000 options to purchase Asterias common stock which he received from that subsidiary for serving on its board of directors. The assumptions underlying the valuation of the Asterias options are as follows: stock price of $2.34, exercise price of $2.34, expected term of 2.72 years, volatility of 83.98%, and a bond equivalent yield discount rate of 0.68%. All of the Asterias stock options were unvested and were cancelled upon Mr. Nordhoff's resignation in April 2014.

(9)	Mr. Russell received options to purchase 20,000 BioTime common shares upon his appointment to the Board of Directors on December 12, 2014. We used the following variables to value those options: stock price of $3.17, exercise price of $3.17, expected term of 2.81 years, volatility of 56.27%, and a bond equivalent yield discount rate of 0.98%.

(10)	Mr. Schlachet received options to purchase 20,000 BioTime common shares upon his appointment to the Board of Directors on April 11, 2014. We used the following variables to value those options: stock price of $2.86, exercise price of $2.86, expected term of 2.81 years, volatility of 57.96%, and a bond equivalent yield discount rate of 0.80%.

(11)	Dr. von Eschenbach resigned from the Board of Directors during April 2014. The cash compensation paid to Dr. von Eschenbach includes fees of $13,000 paid by BioTime and $7,500 paid by Asterias for serving on its board of directors. Dr. von Eschenbach resigned from the board of directors of Asterias during April 2014. Dr. von Eschenbach resigned from the OncoCyte board of directors effective January 1, 2014 and did not receive any compensation from that subsidiary. Dr. von Eschenbach's option award compensation includes the value of 20,000 options to purchase Asterias common stock which he received from that subsidiary for serving on its board of directors. The assumptions underlying the valuation of the Asterias options are as follows: stock price of $2.34, exercise price of $2.34, expected term of 2.72 years, volatility of 83.98%, and a bond equivalent yield discount rate of 0.68%. All of the Asterias stock options were unvested and were cancelled upon Dr. von Eschenbach's resignation in April 2014.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Board of Directors has a Compensation Committee the current members of which are Deborah Andrews (Chairwoman), David Schlachet, and Stephen L. Cartt. Pedro Lichtinger and Franklin M. Berger also served on the Compensation Committee during 2014. Ms. Andrews, Mr. Schlachet, and Mr. Cartt qualify, and Mr. Lichtinger and Mr. Berger qualified, as "independent" in accordance with Section 803(A) and Section 805(c) of the NYSE MKT Company Guide. None of the directors who served on the Compensation Committee during the last fiscal year was a current or former officer or employee of BioTime or any of its subsidiaries, or had any relationship with BioTime or any of its subsidiaries requiring disclosure in this report under Item 404 of SEC Regulation S-K except Mr. Lichtinger who, after stepping down from the Compensation Committee, made certain purchases of shares of common stock of our subsidiary Asterias which are described in the "Certain Relationships and Related Transactions and Director Independence" section of this Report. Mr. Lichtinger stepped down from the Compensation Committee during June 2014 upon becoming President and Chief Executive Officer and a director of Asterias. Mr. Lichtinger's term as a BioTime director expired at our 2014 annual meeting of shareholders held on November 4, 2014. During last fiscal year, none of our executive officers served as (a) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (b) a director of another entity, one of whose executive officers served on our Compensation Committee, or (c) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors, except that certain of our executive officers, including Michael D. West, Robert W. Peabody, and Pedro Lichtinger, served on the boards of directors and as executive officers of one or more of our subsidiaries, and our Chairman served as Executive Chairman of certain of our subsidiaries, and in that capacity each of them determined the compensation of other executive officers of those subsidiaries, though none of them voted on matters pertaining to their own personal compensation.

Compensation Committee Report

The following is the report of the Compensation Committee for the year ended December 31, 2014.

The information contained in this report shall not be deemed "soliciting material" or otherwise considered "filed" with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that BioTime specifically incorporates such information by reference in such filing.

I have reviewed and discussed the Compensation Discussion and Analysis in this Report with management. Based on my review and discussion with management, I have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in an Amendment to BioTime's Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 and in the proxy statement for BioTime's 2015 annual meeting of shareholders.

The Compensation Committee:
Deborah Andrews (Chairwoman), David Schlachet, Stephen L. Cartt

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

In determining compensation for our executive officers, the Compensation Committee considers a variety of factors. For 2014 compensation, the most important factors were:

•	BioTime's and its subsidiaries' growth and progress in scientific research;

•	Extraordinary performance by an individual during the year;

•	Retention concerns;

•	The executive's tenure and experience;

•	The executive's historical compensation;

•	Market data;

•	Our financial position and capital resources; and

•	Fairness.

In reviewing each executive's overall compensation, the Compensation Committee considers an aggregate view of base salary and bonus opportunities, previous stock option grants, and the dollar value of benefits and perquisites. Executive compensation is also influenced by the cost of living in the San Francisco Bay Area. These factors have been balanced against our financial position and capital resources. In evaluating the compensation of executive officers, the Compensation Committee considers input from the Chief Executive Officer who is most familiar with their performance.

BioTime is a growing company and our compensation policies are still evolving. In the course of BioTime's growth and integration of newly acquired companies, we may implement new compensation plans and policies and modify existing ones. Accordingly, executive compensation paid during 2014 or approved for payment during 2015 may or may not be reflective of the compensation that will be paid during subsequent years, except to the extent that the executives receive compensation under employment agreements that continue in effect during those years. In this regard, the Compensation Committee may consider the implementation of performance based bonus programs under which awards would be based upon the attainment of pre-set quantified bench marks or goals. As permitted by the Compensation Committee Charter, the Compensation Committee engaged the services of an independent executive compensation consulting firm to provide information about comparative compensation offered by peer companies, market survey information, and information about trends in executive compensation.

Base Salaries

The minimum base salaries of Michael D. West, our Chief Executive Officer, Robert W. Peabody, our Senior Vice President and Chief Financial Officer, Aditya Mohanty, our Chief Operating Officer, and William P. Tew, our former Chief Commercial Officer, during 2014 were defined by their respective employment agreements which were approved by the Board of Directors, without the vote of Dr. West in the case of his employment agreement. The base salaries for our executive officers are reviewed annually and adjusted from time to time to realign salaries with market levels and to reflect the growth of the company, the scope of the responsibilities of the executives, and their performance, and are intended to be competitive with the compensation paid to executives with comparable qualifications, experience, and responsibilities in similar businesses of comparable size. A significant portion of BioTime's business is conducted by its subsidiaries and the management and oversight of those subsidiaries, some of which are located overseas, is also taken into account in determining base salaries.

For 2014, the Compensation Committee supported the recommendation of management to establish an annual raise guideline of 3% as recommended by the compensation consultant retained by the Compensation Committee. This will be a pool of money based upon 3% of the current annual wages, to be distributed among BioTime employees based upon their annual performance assessments. The actual percentage raise to each executive or other employee will differ based upon their individual performance with the total increase awarded to all employees being no more than the 3% pool amount.

During March 2015, the Compensation Committee reviewed the base salaries of Dr. West and Mr. Peabody which had been set at $680,315 and $430,135, respectively, during 2014. The Compensation Committee determined that during 2015 Dr. West's base salary would remain at $680,315 considering the relationship of his salary to chief executive officers in the company's peer group and considering BioTime's overall performance during 2014. Mr. Peabody's base salary for 2015 was set at $443,039, reflecting a 3% raise under the 3% raise pool. Mr. Mohanty's compensation for 2015 was set when he was hired as Chief Operating Officer during December 2014. Because Mr. Mohanty had only recently joined BioTime, the Compensation Committee did not review his performance or his compensation during March 2015.

Pedro Lichtinger's compensation, including his base salary, bonus, and award of shares of restricted stock or options under the Asterias Equity Incentive Plan was set by the independent directors of Asterias who serve on its Compensation Committee and was approved by Asterias' Board of Directors, and was reviewed by our Compensation Committee.

Bonuses

Bonuses may be earned by each executive officer based upon the achievement of personal goals established in the executive's employment agreement, or based upon the personal performance of an executive in helping the company or a subsidiary attain its strategic objectives, as determined by the Compensation Committee. Because we are still conducting research and development, and have not attained profitability, the Compensation Committee has not set performance milestones based upon profit levels and return on equity as the basis for incentive compensation. Instead, the incentive awards have been tied to the achievement of company strategic goals and personal performance. Personal performance is related to the functional responsibility of each executive officer. Important milestones that have been considered by the Compensation Committee or the Board of Directors in determining incentive bonuses or bonus provisions in employment agreements in the past have included (i) procuring additional capital and research grants, (ii) licensing products and technology, (iii) completing specified research and development goals, (iv) achieving organizational goals such as the acquisition of other businesses and the integration of those businesses into our organization, and (v) overall performance of the company.

The Compensation Committee recommended that BioTime's compensation philosophy should put company total cash compensation in the 50th percentile of the comparator peer group companies reflected in data considered by the Committee. To achieve this goal, the Compensation Committee recommended that bonuses be increased over a period of three years and that bonuses be awarded in lieu of merit increases to base salaries during that period. External data indicates that although base salaries are aligned with the comparator peer group, bonuses, when paid, have been significantly below the comparator peer group. By allocating the bonuses over a period of three years, the financial impact of the adjustment will be aligned with the stage of development of the company and its financial situation.

The Compensation Committee considered executive accomplishments and performance during 2014 for bonus awards, along with financial factors, including our cash position and commitments. The Committee recommended that discretionary bonuses for 2014 be awarded to Dr. West and Mr. Peabody in the amounts of $139,000 and $62,500, respectively, which were paid in March 2015. Asterias awarded Dr. West and Mr. Peabody discretionary bonuses payable in 3,846 shares of restricted common stock, under the Asterias Equity Incentive Plan. In addition, contracted bonuses were awarded to Dr. West and Mr. Peabody in the amounts of $65,000 and $45,000, respectively, the details of which are described below.

Funding for research is critical to our business. Under his employment agreement, Dr. West is entitled to receive an annual bonus equal to the lesser of (A) $65,000 or (B) the sum of 65% of Consulting Fees and 6.5% of Grant Funds we receive during each fiscal year; provided that (x) we obtained the grant that is the source of the Grant Funds during the term of his employment, (y) the grant that is the source of the Grant Funds is not a renewal, extension, modification, or novation of a grant (or a new grant to fund the continuation of a study funded by a prior grant from the same source) obtained by us prior to his employment, and (z) the grant that is the source of the Grant Funds was not obtained by us substantially through the efforts of any consultant or independent contractor compensated by us for obtaining the grant. Grant Funds means money actually paid to us during a fiscal year as a research grant by any federal or state government agency or any not for profit non-government organization, and expressly excludes (1) license fees, (2) royalties, (3) Consulting Fees, (4) capital contributions to us or any of our subsidiaries, or any joint venture of any kind (regardless of the legal entity through which the joint venture is conducted) to which we are a party, and (5) any other payments received by us from a business or commercial enterprise for research and development of products or technology pursuant to a contract or agreement for the commercial development of a product or technology. Consulting Fees means money we receive under a contract that entitles us to receive a cash fee for providing scientific and technical advice to third parties concerning stem cells. During 2014, Dr. West received a bonus of $65,000 based on BioTime's receipt of Grant Funds.

Under his employment agreement, Mr. Peabody is entitled to receive an annual bonus equal to the lesser of (A) $45,000 or (B) the sum of 35% of Consulting Fees and 3.5% of Grant Funds determined on the same basis used to determine the annual bonus under Dr. West's employment agreement. During 2014, Mr. Peabody received a bonus of $45,000 based on BioTime's receipt of Grant Funds.

Stock Option Awards

Stock options are an important part of the compensation packages for BioTime's employees, directors, and consultants. We strongly believe that attracting and retaining the services of employees, directors, and consultants depends in great measure upon the ability of BioTime and its subsidiaries to provide the kind of incentives that are derived from the ownership of stock and stock options, which are offered by competing pharmaceutical development and bio-technology companies. This is especially true for us and our subsidiaries since the base compensation that we and our subsidiaries offer is often lower than the compensation packages offered by competing companies. For these reasons, six of our subsidiaries have adopted stock option plans with the approval of our Board of Directors, including our independent directors. One of our other subsidiaries, Cell Cure Neurosciences Ltd., had already adopted its own stock option plan before we acquired our interest in that subsidiary.

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

We believe that having subsidiaries that focus on particular disease therapies or research products will facilitate the optimization of scientific and commercial collaborations, thereby improving the probability that a subsidiary company will eventually become an industry leader. We also believe that high-quality executives are likely to be more attracted to managing subsidiary companies than to heading divisions within a larger company. The organization of our regenerative medicine business into subsidiaries has also facilitated our ability to obtain financing for our regenerative medicine programs. We believe that granting stock options in a subsidiary company provides incentives for executives and other employees to work towards the long-term success of that subsidiary so that it can grow to become a self-sufficient, "stand alone" company, at which time holders of stock in the subsidiary may realize value for their subsidiary shares.

Our Equity Incentive Plan also permits the award of (a) shares of restricted stock, (b) stock appreciation rights through which executives may receive cash awards based upon the excess of the market price of our common shares over the strike price of the stock appreciation rights granted, and (c) restricted stock units through which an executive may receive common shares or cash payments upon the vesting of the units and satisfaction of any conditions of the award. The stock option plans of most BioTime subsidiaries also permit the grant or sale of restricted stock in lieu of granting stock options, and Asterias' Equity Incentive Plan, which is modeled on our own, also permits the grant of stock appreciation rights and restricted stock units.

During February 2014, the Committee recommended to the Board of Directors that annual grants of stock options be made to executive officers and other employees based upon their professional level in the organization and their annual performance using the following matrix as a guideline:

Position	Number of Option Shares

Chief Executive Officer	200,000
Senior Executive/Officer	100,000
Vice President/Senior Director	50,000
Director/Manager	25,000
Senior Professional	10,000
Technical/Administrative	5,000

However, due to the lack of shares available for the grant of options under the BioTime Equity Incentive Plan, no options were granted to Dr. West or Mr. Peabody during 2015. Our Board of Directors expects to approve and submit to the BioTime shareholders for approval at the 2015 annual meeting of shareholders an amendment to the Equity Incentive Plan that would make additional BioTime common shares available for the grant of stock options and other stock based awards. The Compensation Committee may review whether to grant stock options to Dr. West and Mr. Peabody later in the year if the Equity Incentive Plan is amended to make additional shares available for the grant of stock options.

During 2014, Dr. West received 833 options and Mr. Peabody received 167 options from our subsidiary LifeMap Solutions, Inc. For 2015, Dr. West received 20,000 Asterias stock options and 250,000 OncoCyte stock options, and Mr. Peabody received 50,000 Asterias stock options and 150,000 OncoCyte stock options. Subsidiary stock options are approved by the respective boards of directors of the subsidiaries, and in the case of Asterias by its compensation committee, and are subject to approval or ratification by our Compensation Committee.

Severance and Change of Control Payments

The employment agreements of our executive officers contain provisions entitling them to severance benefits in the event that their employment is terminated without "cause" or following a "Change of Control" of BioTime or, in the case, of Mr. Lichtinger, a "Change in Control" of Asterias.

If we terminate the employment of Dr. West, Mr. Peabody, or Mr. Mohanty without "cause" as defined in their respective employment agreements, the terminated executive will be entitled to severance benefits. The severance benefits payable to Dr. West or Mr. Peabody will be payment of six months base salary, and 50% of his then unvested BioTime stock options will vest. However, if Dr. West's or Mr. Peabody's employment is terminated without "cause" within twelve months following a "Change of Control," the terminated executive will be entitled to twelve months base salary, and 100% of his then unvested BioTime options will vest. Until Mr. Mohanty has been employed by us for more than one year, his severance benefits will be payment of three months base salary, and after Mr. Mohanty has been employed by us for more than one year, his severance benefits will be payment of six months base salary and 50% of his then unvested stock options will vest. However, if a termination of Mr. Mohanty's employment without "cause" occurs within twelve months following a "Change of Control," he will be entitled to either (1) four months base salary if he has been employed by us less than two years, or (2) if he has been employed by us for two or more years, twelve months base salary and 100% of his then unvested BioTime stock options will vest. Cash severance compensation may be paid in a lump sum or, at our election, in installments consistent with the payment of the executive's salary while employed by us. In order to receive the severance benefits, the executive must execute a general release of all claims against BioTime and must return all BioTime property in the executive's possession.

"Change of Control" means (A) the acquisition of our voting securities by a person or an Affiliated Group entitling the holder to elect a majority of our directors; provided, that an increase in the amount of voting securities held by a person or Affiliated Group who on the date of the Employment Agreement beneficially owned (as defined in Section 13(d) of the Exchange Ac, and the regulations thereunder) more than 10% of our voting securities shall not constitute a Change of Control; and provided, further, that an acquisition of voting securities by one or more persons acting as an underwriter in connection with a sale or distribution of voting securities shall not constitute a Change of Control, (B) the sale of all or substantially all of our assets; or (C) a merger or consolidation in which we merge or consolidate into another corporation or entity in which our shareholders immediately before the merger or consolidation do not own, in the aggregate, voting securities of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity) entitling them, in the aggregate (and without regard to whether they constitute an Affiliated Group) to elect a majority of the directors or persons holding similar powers of the surviving corporation or entity (or the ultimate parent of the surviving corporation or entity). A Change of Control shall not be deemed to have occurred if all of the persons acquiring our voting securities or assets, or merging or consolidating with us, are one or more of our direct or indirect subsidiaries or parent corporations. "Affiliated Group" means (A) a person and one or more other persons in control of, controlled by, or under common control with, such person; and (B) two or more persons who, by written agreement among them, act in concert to acquire voting securities entitling them to elect a majority of our directors. "Person" includes both people and entities.

Pedro Lichtinger's employment agreement with Asterias provides that if Asterias terminates Mr. Lichtinger's, employment without "cause," or if he resigns for "good reason," as defined in his employment agreement, he will be entitled to severance benefits. Until Mr. Lichtinger has been employed by Asterias for more than one year, the severance benefits will be payment of three months base salary, and after he has been employed by Asterias for more than one year, the severance benefits will be payment of six months base salary and 50% of his then unvested Asterias stock options will vest. The cash severance compensation may be paid in a lump sum or, at Asterias' election, in installments consistent with the payment of Mr. Lichtinger's salary while employed by Asterias. If a termination of Mr. Lichtinger's employment without "cause" occurs, or if he resigns for "good reason," within twelve months following a "Change of Control," he will be entitled to twelve months base salary, payable in a lump sum, and 100% of his then unvested Asterias options will vest and the restrictions on 100% of his shares of Asterias restricted stock will expire. In order to receive the severance benefits, Mr. Lichtinger must execute a general release of all claims against Asterias and must return all Asterias property in his possession. A "Change of Control" under Mr. Lichtinger's employment agreement has the same meaning as in the BioTime executive employment agreements except that it pertains to Asterias rather than BioTime.

2014 Compensation

The following tables show certain information relating to the compensation of our Chief Executive Officer and our Senior Vice-President and Chief Financial Officer, and our Chief Operating Officer, our former Chief Commercial Officer and former Executive Vice President, Corporate Development, and the President and Chief Financial Officer of our subsidiary Asterias, who were our only other executive officers whose compensation exceeded $100,000 during 2014, who are collectively referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary	Bonus		Option Awards(1)		Stock Awards			All other compensation		Total

Michael D. West	2014	$680,315	$204,000	(2)	$624,115	(3)		$-		$38,000	(4)	$1,546,430
Chief Executive Officer	2013	$680,315	$65,000	(2)	$851,574	(3)		$-		$37,750	(4)	$1,634,639
	2012	$660,500	$100,000	(2)	$-			$-		$24,500	(5)	$785,000

Robert W. Peabody(5)	2014	$430,135	$107,500	(2)	$237,681	(6)		$-		$13,000	(7)	$788,316
Senior Vice-President, Chief Operating Officer, and Chief Financial Officer	2013	$405,107	$145,000	(2)	$521,500	(6)		$-		$11,984	(7)	$1,083,591
	2012	$386,900	$45,000	(2)	$-			$-		$12,500	(7)	$444,400

Pedro Lichtinger (8)	2014	$224,359	$-		$1,409,456	(9)		$468,000	(10)	$8,333	(7)	$2,110,149
President and Chief Executive Officer of Asterias Biotherapeutics, Inc.

Aditya Mohanty(11)	2014	$5,192	$-		$1,490,424	(11)		$-		$-		$1,495,616
Chief Operating Officer

Lesley A. Stolz(12)	2014	$76,154	$-		$95,165	(12)	$			$-		$171,319
Executive Vice President, Corporate Development	2013	$104,183	$-		$591,278	(12)	$			$-		$695,461

William P. Tew	2014	$343,272	$-		$190,300	(13)	$			$13,000	(7)	$546,602
Chief Commercial Officer(13)	2013	$285,000	$30,000	(2)	$343,285	(13)	$			$12,750	(7)	$671,035
	2012	$237,500	$20,000	(2)	$-			$-		$11,146	(7)	$268,646

(1)	The options must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We use the Black-Scholes-Merton Pricing Model to compute option fair values.

(2)	As a result of BioTime receiving a certain research grant, Dr. West and Mr. Peabody earned bonuses of $65,000 and $45,000, respectively, during 2014, 2013 and 2012 under the terms of their employment agreements. For 2014, 2013, and 2012, respectively, the following annual discretionary bonuses were awarded to the executives named in the table: Dr. West $139,000 for 2014 and $35,000 for 2012; Mr. Peabody $62,500 for 2014 and $100,000 for 2013; and Dr. Tew $30,000 for 2013 and $20,000 for 2012. An annual bonus may be awarded to an executive officer based upon the performance of the executive, as determined by the Board of Directors upon recommendation of the Compensation Committee.

(3)	Dr. West received 200,000 options during 2014 and during 2013 under the BioTime Equity Incentive Plan. Those options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. The variables used to compute the fair values of the 200,000 BioTime options granted in 2014 were as follows: stock price of $3.51, exercise price of $3.51, expected term of 4.48 years, volatility of 68.03%, and a bond equivalent yield discount rate of 1.32%. The variables used to compute the fair values of the 200,000 BioTime options granted in 2013 were as follows: stock price of $4.22, exercise price of $4.22, expected term of years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%. Dr. West received 100,000 options during 2013 from Asterias. We used the following variables to compute the value of the Asterias options: stock price of $2.45, exercise price of $2.34, expected term of 4.18 years, volatility of 76.16%, and a bond equivalent yield discount rate of 0.66%. Dr. West received 99,140 options during 2013 from LifeMap Sciences, Inc. We used the following variables to compute the value of the LifeMap Sciences options: stock price of $1.75, exercise price of $1.75, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 2.04%. Dr. West received 833 options during 2014 from LifeMap Solutions, Inc. We used the following variables to compute the value of the LifeMap Solutions options: stock price of $500, exercise price of $500, expected term of 4.52 years, volatility of 73.97%, and a bond equivalent yield discount rate of 1.68%.

(4)	Dr. West received other compensation that included $25,000 in 2014 and in 2013 as a director of LifeMap Sciences, Inc. and a $1,000 per month car allowance in 2012 and employer contributions of $13,000, $12,750, and $12,500 to his 401(k) plan, during 2014, 2013, and 2012, respectively.

(5)	Mr. Peabody also served as our Chief Operating Officer until December 29, 2014.

(6)	Mr. Peabody received 100,000 options during 2014 and during 2013 under the BioTime Equity Incentive Plan. These options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. The variables used to compute the fair values of the 200,000 BioTime options granted in 2014 were as follows: stock price of $3.51, exercise price of $3.51, expected term of 4.48 years, volatility of 68.03%, and a bond equivalent yield discount rate of 1.32%. The variables used to compute the value of 200,000 BioTime options granted in 2013 were as follows: stock price of $4.22, exercise price of $4.22, expected term of 7 years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%. Mr. Peabody received 125,000 options during 2013 from Asterias. We used the following variables to compute the value of those Asterias options: stock price of $2.41, exercise price of $2.34, expected term of 4.18 years, volatility of 71.61%, and a bond equivalent yield discount rate of 1.11%. Mr. Peabody received 49,750 options during 2013 from LifeMap Sciences, Inc. We used the following variables to compute the value of the LifeMap Sciences options: stock price of $1.75, exercise price of $1.75, expected term of 7 years, volatility of 1.0%, and a bond equivalent yield discount rate of 2.04%. Mr. Peabody receive 167 options during 2014 from LifeMap Solutions, Inc. We used the following variables to compute the value of the LifeMap Solutions options: stock price of $500, exercise price of $500, expected term of 4.52 years, volatility of 73.97%, and a bond equivalent yield discount rate of 1.68%.

(7)	Other compensation to Mr. Peabody, Mr. Lichtinger, and Dr. Tew during 2014, 2013, and 2012 consist entirely of employer contributions to their 401(k) plans.

(8)	Mr. Lichtinger became President and Chief Executive Officer of BioTime's subsidiary Asterias during June 2014 and the compensation shown in this table was paid by Asterias. Mr. Lichtinger also served on BioTime's Board of Directors until November 2014 when his term as a director expired, and the compensation paid to him as a non-employee director of BioTime during 2014 is shown in the Director Compensation table.

(9)	Mr. Lichtinger received 1,000,000 options during 2014 under the Asterias Equity Incentive Plan. The options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. The variables used to compute the fair values of the options were as follows: stock price of $2.34, exercise price of $2.34, expected term of 4.52 years, volatility of 76.96%, and a bond equivalent yield discount rate of 1.69%. Mr. Lichtinger also served on BioTime's Board of Directors until November 2014 when his term as a director expired, and the fair value of the BioTime options granted to him as a non-employee director of BioTime during 2014 is shown in the Director Compensation table.

(10)	Mr. Lichtinger received 200,000 shares of restricted stock under the Asterias Equity Incentive Plan. The 200,000 shares of restricted stock were granted at $2.34 per share for a total fair value of $468,000 and are subject to restrictions on transfer and to forfeiture until the shares vest. The restricted stock will vest at the rate of 16,667 shares per month while Mr. Lichtinger remains employed by Asterias.

(11)	Dr. Mohanty was appointed as BioTime's Chief Operating Officer effective December 29, 2014. As part of his compensation, Mr. Mohanty was awarded 675,000 options under the BioTime Equity Incentive Plan. The options will vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We used the following variables to compute the value of the options: stock price of $3.71, exercise price of $3.78, expected term of 5.52 years, volatility of 68.54%, and a bond equivalent yield discount rate of 1.72%.

(12)	Dr. Stolz served as our Executive Vice President, Corporate Development until March 31, 2014. Dr. Stolz received 50,000 options during 2014 and 200,000 options during 2013 under the BioTime Equity Incentive Plan. These options were to vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. The variables used to compute the fair values of the 50,000 BioTime options granted in 2014 were as follows: stock price of $3.51, exercise price of $3.51, expected term of 4.48 years, volatility of 68.03%, and a bond equivalent yield discount rate of 1.32%. The variables used to compute the fair values of the 200,000 options granted in 2013 were as follows: stock price of $3.69, exercise price of $3.69, expected term of 7 years, volatility of 93.79%, and a bond equivalent yield discount rate of 2.18%. All of the unvested options granted to Dr. Stolz were cancelled and all of the unexercised vested options were forfeited following her resignation in March 2014.

(13)	Dr. Tew retired from BioTime on December 31, 2014. He received 100,000 options during 2014 and during 2013 under the BioTime Equity Incentive Plan. These options were to vest and become exercisable in equal monthly installments over a 48 month period, but must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. The variables used to compute the fair values of the 100,000 BioTime options granted in 2014 were as follows: stock price of $3.51, exercise price of $3.51, expected term of 4.48 years, volatility of 68.03%, and a bond equivalent yield discount rate of 1.32%. The variables used to compute the value of 100,000 BioTime options granted in 2013 were as follows: stock price of $4.22, exercise price of $4.22, expected term of 7 years, volatility of 97.79%, and a bond equivalent yield discount rate of 1.38%. All of the unvested options granted to Dr. Tew were cancelled, 71,797 unexercised vested options were exercised, and 23,437 unexercised vested options were forfeited following Dr. Tew's retirement.

Grants of Plan-Based Awards

The following table sets forth information regarding stock options granted by BioTime under the Equity Incentive Plan, and options granted by our subsidiaries under their stock option plans (as footnoted below) to our Named Executive Officers during the year ended December 31, 2014.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/share)(2)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Michael D. West	03/20/14	200,000 (4)	3.51	-	$380,660
	05/04/14	833 (5)	500.00	-	$243,455

Robert W. Peabody	03/20/14	100,000 (4)	3.51	-	$190,330
	05/04/14	167 (5)	500.00	-	$47,351

Pedro Lichtinger	06/09/14	1,000,000 (6)	2.34	-	$1,409,456
	06/09/14	-	2.34	200,000 (7)	$468,000

Aditya Mohanty	12/29/14	675,000 (8)	3.78	-	$1,490,424

Leslie Stolz(9)	03/20/14	50,000 (4)	3.51	-	$95,165

William P. Tew(10)	03/20/14	100,000 (4)	3.51	-	$190,330

(1)	All of the stock options have seven-year terms except those granted to Mr. Mohanty which have a ten-year term. Each of the subsidiary stock options reported in this table vests in equal monthly installments over four years from the grant date, except that the LifeMap Sciences stock options vest over 42 months from the date of grant.

(2)	Fair market values of subsidiary stock were determined by the respective boards of directors of the subsidiaries based on independent valuations or other factors.

(3)	The options must be reported here at the aggregate grant date fair value, as if all options were fully vested and exercisable at the date of grant. We use the Black-Scholes-Merton Pricing Model to compute option fair values.

(4)	Options granted under BioTime, Inc. Equity Incentive Plan. With respect to these options, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $3.51 exercise price of $3.51 expected term of 4.48 years, volatility of 68.03%, and a bond equivalent yield discount rate of 1.32%.

(5)	Options granted under LifeMap Solutions, Inc. Equity Incentive Plan. With respect to the options to Dr. West as a director to LifeMap Solutions, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $500, exercise price of $500, expected term of 4.52 years, volatility of 73.97%, and a bond equivalent yield discount rate of 1.68%. With respect to the options to Mr. Peabody as an advisor to LifeMap Solutions, we used the following Black-Scholes-Merton valuation variables to compute the option values as of December 31, 2014: stock price of $500, exercise price of $500, expected term of 4.52 years, volatility of 71.14%, and a bond equivalent yield discount rate of 1.65%.

(6)	Options granted under Asterias Equity Incentive Plan. With respect to these options, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $2.34, exercise price of $2.34, expected term of 4.52 years, volatility of 76.96%, and a bond equivalent yield discount rate of 1.69%. Mr. Lichtinger also served on BioTime's Board of Directors until November 2014, and the BioTime options granted to him as a non-employee director of BioTime during 2014 are shown in the Director Compensation table.

(7)	The 200,000 shares of restricted stock were granted under the Asterias Equity Incentive Plan at $2.34 per share for a total fair value of $468,000 and are subject to restrictions on transfer and to forfeiture until the shares vest. The shares of restricted stock will vest at the rate of 16,667 shares per month while Mr. Lichtinger remains employed by Asterias.

(8)	Options granted under BioTime, Inc. Equity Incentive Plan. With respect to these options, we used the following Black-Scholes-Merton valuation variables to compute the option values: stock price of $3.71, exercise price of $3.78, expected term of 5.52 years, volatility of 68.54%, and a bond equivalent yield discount rate of 1.72%.

(9)	Dr. Stolz served as our Executive Vice President, Corporate Development until March 31, 2014.

(10)	Dr. Tew retired from BioTime on December 31, 2014.

Stock Options Outstanding at Year End

The following table summarizes certain information concerning BioTime stock options and options to purchase common stock or ordinary shares in certain BioTime subsidiaries granted under the subsidiary stock option plans (as footnoted below), and held as of December 31, 2014 by our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

BioTime and Subsidiary Option and Stock Awards

Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested

Michael D. West	BioTime Equity Incentive Plan	37,500		162,500	(1)	$3.51	March 19, 2021

	LifeMap Solutions, Inc. Equity Incentive Plan	121		712	(2)	$500.00	May 3, 2021

	BioTime Equity Incentive Plan	100,000		100,000	(1)	$4.22	February 19, 2020

	OncoCyte Corporation 2011 Stock Option Plan	500,000		-		$0.67	December 28, 2020

	OrthoCyte Corporation 2010 Stock Option Plan	500,000		-		$0.05	December 28, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	500,000		-		$2.05	December 28, 2020

	BioTime Asia, Limited 2011 Stock Option Plan	200		-		$0.01	December 28, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	33,046	(3)	66,094	(3)(4)	$1.75	September 30, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	44,642	(3)	-		$0.50	March 28, 2018

	Asterias Biotherapeutics, Inc. Equity Incentive Plan	43,750		56,250	(5)	$2.34	March 9, 2020

Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested

Robert W. Peabody	BioTime Equity Incentive Plan	18,750		81,250	(6)	$3.51	March 19, 2021

	LifeMap Solutions, Inc. Equity Incentive Plan	24		143	(7)	$500.00	May 3, 2021

	BioTime Equity Incentive Plan	50,000		50,000	(6)	$4.22	February 19, 2020

	OncoCyte Corporation 2011 Stock Option Plan	250,000		-		$0.67	December 28, 2020

	OrthoCyte Corporation 2010 Stock Option Plan	250,000		-		$0.05	December 28, 2020

	ReCyte Therapeutics, Inc. 2011 Stock Option Plan	250,000		-		$2.05	December 28, 2020

	BioTime Asia, Limited 2011 Stock Option Plan	100		-		$0.01	December 28, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	49,750	(8)	16,583	(8) (9)	$1.75	September 30, 2020

	LifeMap Sciences, Inc. 2011 Stock Option Plan	22,321	(8)	-		$0.50	March 28, 2018

	Asterias Biotherapeutics, Inc. Equity Incentive Plan	46,875		78,125	(10)	$2.34	June 23, 2020

Aditya Mohanty	BioTime Equity Incentive Plan	-		675,000	(11)	$3.78	December 28, 2024

Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested		Market Value of Shares or Units of Stock that have Not Vested

Pedro Lichtinger	Asterias Biotherapeutics, Inc. Equity Incentive Plan	125,000	(12)	875,000		$2.34	June 8, 2021

	Asterias Biotherapeutics, Inc. Equity Incentive Plan							99,998	(13)	323,994

William P. Tew	BioTime Equity Incentive Plan	18,750		81,250	(14)	$3.51	March 19, 2021

	BioTime Equity Incentive Plan	50,000		50,000	(14)	$4.22	February 19, 2020

	BioTime 2002 Stock Option Plan	23,437		1,563	(14)	$7.47	March 20, 2018

	BioTime 2002 Stock Option Plan	3,047		803	(14)	$4.17	October 3, 2018

	OncoCyte Corporation 2011 Stock Option Plan	7,500	(15)	2,500	(15)	$1.00	November 30, 2018

(1)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of BioTime.

(2)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of LifeMap Sciences, Inc., LifeMap Solutions, Inc. or BioTime.

(3)	The LifeMap Sciences stock option plan originally authorized the sale of up to 8,000,000 shares of its common stock through the exercise of stock options or under restricted stock purchase agreements. During 2012, the LifeMap Sciences stock option plan was amended to reflect a 1 for 4 reverse stock split and a change in the plan that resulted in the reduction of certain options granted. As a result, the total number of shares that may be issued under the plan was adjusted to 1,842,269. Dr. West was originally granted 625,000 options under the LifeMap Sciences stock option plan. However as a result of the 1 for 4 reverse stock split and the change in the plan aforementioned, the 625,000 options originally granted at an exercise price of $0.08333 per share were adjusted to 44,642 options at an exercise price of $0.50 per share.

(4)	These options become exercisable in equal monthly installments from the date of grant over a forty-two month period provided that Dr. West remains an employee or director of LifeMap Sciences, Inc. or BioTime.

(5)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Dr. West remains an employee or director of Asterias or BioTime.

(6)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee of BioTime.

(7)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of LifeMap Sciences, Inc., LifeMap Solutions, Inc. or BioTime.

(8)	The LifeMap Sciences stock option plan originally authorized the sale of up to 8,000,000 shares of its common stock through the exercise of stock options or under restricted stock purchase agreements. During 2012, the LifeMap Sciences stock option plan was amended to reflect a 1 for 4 reverse stock split and a change in the plan that resulted in the reduction of certain options granted. As a result, the total number of shares that may be issued under the plan was adjusted to 1,842,269. Mr. Peabody was originally granted 312,500 options under the LifeMap Sciences stock option plan. However as a result of the 1 for 4 reverse stock split and the change in the plan aforementioned, the 312,500 options originally granted at an exercise price of $0.08333 per share were adjusted to 22,321 options at an exercise price of $0.50 per share. During October 2013 Mr. Peabody was granted an additional 49,750 options.

(9)	These options become exercisable in equal monthly installments from the date of grant over a forty-two month period provided that Mr. Peabody remains an employee or director of LifeMap Sciences, Inc. or BioTime.

(10)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Peabody remains an employee or director of Asterias or BioTime.

(11)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Mohanty remains an employee of BioTime.

(12)	These options become exercisable in equal monthly installments from the date of grant over a four year period provided that Mr. Lichtinger remains an employee of Asterias.

(13)	These the restrictions on transfer of these shares expire in equal monthly installments from the date of grant over a four year period provided that Mr. Lichtinger remains an employee of Asterias.

(14)	23,437exercisable options were forfeited and all of the unexercisable options were cancelled following Dr. Tew's retirement.

(15)	All of the exercisable options were forfeited and all of the unexercisable options were cancelled following Dr. Tew's retirement.

Potential Payments Upon Termination or Change in Control

As discussed above, under the terms of their employment agreements, certain Named Executive Officers may receive severance payments upon termination of their employment without "cause" or following a "Change of Control" of BioTime, or in the case of Mr. Lichtinger, without "cause" or for "good reason" following a change of control of Asterias. The table below summarizes the potential severance payments under the individual employment agreements for those executive officers if a termination without "cause" or a Change of Control event occurred on December 31, 2014.

Officer and Position	Benefit	Before Change in Control Termination w/o Cause (1)	After Change of Control Termination w/o Cause
Michael D. West, Chief Executive Officer	Cash Payment(1)	$340,158	$680,315
	Option Vesting(2)	-	-

Robert W. Peabody, Senior Vice President and Chief Financial Officer	Cash Payment(1)	$215,068	$430,135
	Option Vesting(2)	-	-

Aditya Mohanty, Chief Operating Officer	Cash Payment(1)	$112,500	$150,000
	Option Vesting(2)	-	-

Pedro Lichtinger, President and Chief Executive Officer of Asterias	Cash Payment(1)	$100,000	$400,000
	Option and Restricted Stock Vesting(3)	-	-

(1)	Amounts represent lump sum severance payments that could be paid to the executive officer under such executive's employment agreement as of December 31, 2014.

(2)	The exercise price of unvested options other than for those options granted to Dr. West and Mr. Peabody on March 20, 2014 are greater than closing stock price on December 31, 2014. The total estimated net fair value of all unvested options per each Named Executive officer above is negative. As a result, the estimated fair values are presented as zero.

(3)	There would have been no accelerated vesting of Mr. Lichtinger's unvested Asterias options and restricted stock as of December 31, 2014 under the terms of his Employment Agreement.

Other Compensation Plans

We do not have any pension plans, defined benefit plans, or non-qualified deferred compensation plans. We do make contributions to 401(k) plans for participating executive officers and other employees.

Consideration of Shareholder Advisory Vote on Executive Compensation.

The results of our advisory vote on executive compensation at our 2013 Annual Meeting of Shareholders showed that 99% of the shares that voted approved the compensation we provided to our "Named Executive Officers" during 2012. Our Compensation Committee is pleased that our shareholders have express satisfaction with the Committee's compensation decisions. Two new policies were implemented by the Compensation Committee during 2014 and will be continued during 2015. The Compensation Committee supported the recommendation of management to establish an annual raise guideline of 3% as recommended by the compensation consultant retained by the Compensation Committee. There will be a pool of money based upon 3% of the current annual wages, to be distributed among BioTime employees based upon their annual performance assessments. The actual percentage raise to each executive or other employee will differ based upon their individual performance with the total increase awarded to all employees being no more than the 3% pool amount. Also, the Compensation Committee recommended that BioTime's compensation philosophy should put company total cash compensation in the 50th percentile of the comparator peer group companies reflected in data considered by the Committee. To achieve this goal, the Compensation Committee recommended that bonuses be increased over a period of three years and that bonuses be awarded in lieu of merit increases to base salaries during that period. External data indicates that although base salaries are aligned with the comparator peer group, bonuses, when paid, have been significantly below the comparator peer group. By allocating the bonuses over a period of three years, the financial impact of the adjustment will be aligned with the stage of development of the company and its financial situation.

Risk Considerations and Recoupment Policies

The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking. Our executive compensation arrangements include a fixed salary that provides a steady income so that executives do not feel pressured to focus exclusively on stock price performance or short term financial targets to the detriment of our long-term operational and strategic objectives. We supplement fixed salaries with discretionary bonus awards based on the executive's performance as well as the performance of BioTime and its subsidiaries, and, under certain employment agreements, bonus awards based on BioTime's receipt of research grant funding. The stock options that we have granted to our executive officers under the Equity Incentive Plan vest over four years, assuring that the executives take a long-term perspective in viewing their equity ownership.

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

Tax Considerations

Section 162(m) of the Internal Revenue Code places a $1 million limit on the amount of compensation that a company can deduct in any one year for compensation paid to its chief executive officer and the three most highly-compensated executive officers employed by the company at the end of the year, other than the company's chief financial officer. The $1 million deduction limit does not apply to compensation that is performance-based and provided under a shareholder-approved plan. The Compensation Committee has never awarded cash compensation, in the form of salary and bonuses, in excess of the $1 million limit. BioTime's stock option awards are designed to qualify for tax deductibility. Notwithstanding the foregoing, we may elect to pay compensation to executive officers that may not be fully deductible if we believe that is necessary to attract, retain and reward high-performing executives.

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 15, 2015 concerning beneficial ownership of common shares by each shareholder known by us to be the beneficial owner of 5% or more of our common shares. Information concerning certain beneficial owners of more than 5% of the common shares is based upon information disclosed by such owners in their reports on Schedule 13D or Schedule 13G.

Security Ownership of Certain Beneficial Owners

	Number of Shares	Percent of Total
Neal C. Bradsher(1)	17,990,693	22.9%
Broadwood Partners, L.P.
Broadwood Capital, Inc.
724 Fifth Avenue, 9th Floor
New York, NY 10019

Alfred D. Kingsley(2)	8,157,811	10.4%
Greenbelt Corp.
Greenway Partners, L.P.
150 E. 57th Street
New York, NY 10022

George Karfunkel	4,997,217	6.4%
126 East 56th St.
New York, NY 10022

(1)	Includes 17,832,785 shares owned by Broadwood Partners, L.P. 62,908 shares owned by Neal C. Bradsher, and 95,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Excludes 5,000 shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Broadwood Capital Partners, L.P. also owns 641,025 shares of Asterias common stock and warrants to purchase 1,000,000 shares of Asterias common stock, which, if exercised, would constitute approximately 5% of the outstanding shares of Asterias common stock. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(2)	Includes 1,506,905 shares presently owned by Greenbelt Corp, 375,351 shares owned by Greenway Partners, L.P., 6,038,055 shares owned solely by Alfred D. Kingsley, and 237,500 shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Excludes 12,500 shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own. Mr. Kingsley beneficially owns 12.59% of the outstanding shares of common stock, of BioTime's subsidiary LifeMap Sciences Inc., including 523,810 shares owned by Mr. Kingsley and 1,047,620 shares owned by Greenway Partners, L.P., and 69,821 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days, but excluding 52,250 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Mr. Kingsley beneficially owns; 12.6% of the outstanding shares of common stock, of BioTime's subsidiary LifeMap Sciences, including 69,821 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days, but excluding 52,250 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days; 4.2% of the outstanding shares of common stock of BioTime's subsidiary LifeMap Solutions on a diluted basis, including 225 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days, but excluding 608 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days; 2.6% of the outstanding shares of BioTime's subsidiary BioTime Asia, including 100 shares that may be acquired upon the exercise of certain stock options that are presently exercisable; and 1.2% of the outstanding shares of common stock, of BioTime's subsidiary OrthoCyte Corporation, including 250,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable. Mr. Kingsley also holds options to purchase shares of common stock of certain other subsidiaries, which if exercised, would constitute less than 1% of the outstanding shares of each subsidiary.

Security Ownership of Management

The following table sets forth information as of April 15, 2015 concerning beneficial ownership of common shares by each member of the Board of Directors, certain executive officers, and all executive officers and directors as a group.

	Number of Shares	Percent of Total
Neal C. Bradsher(1)	17,990,693	22.9%

Alfred D. Kingsley(2)	8,157,811	10.4%

Michael D. West(3)	1,055,153	1.3%

Judith Segall(4)	637,936	*

Robert W. Peabody(5)	405,410	*

Pedro Lichtinger(6)	211,250	*

Aditya P. Mohanty (7)	70,312	*

Stephen C. Farrell(8)	102,450	*

Deborah Andrews (9)	35,000	*

David Schlachet(10)	67,050	*

Michael H. Mulroy(11)	42,550	*

Stephen L. Cartt(11)	90,125	*

Angus C. Russell(11)	27,500	*

All executive officers and directors as a group (13 persons)(12)	28,893,240	36.4%

*	Less than 1%

(1)	Includes 17,832,785 shares owned by Broadwood Partners, L.P. 62,908 shares owned by Neal C. Bradsher, and 95,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Excludes 5,000 shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Broadwood Capital Partners, L.P. also owns 641,025 shares of Asterias common stock and warrants to purchase 1,000,000 shares of Asterias common stock, which, if exercised, would constitute approximately 5% of the outstanding shares of Asterias common stock. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(2)	Includes 1,506,905 shares presently owned by Greenbelt Corp, 375,351 shares owned by Greenway Partners, L.P., 6,038,055 shares owned solely by Alfred D. Kingsley, and 237,500 shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Excludes 12,500 shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own. Mr. Kingsley beneficially owns 12.59% of the outstanding shares of common stock, of BioTime's subsidiary LifeMap Sciences Inc., including 523,810 shares owned by Mr. Kingsley and 1,047,620 shares owned by Greenway Partners, L.P., and 69,821 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days, but excluding 52,250 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Mr. Kingsley beneficially owns; 12.6% of the outstanding shares of common stock, of BioTime's subsidiary LifeMap Sciences, including 69,821 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days, but excluding 52,250 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days; 3.62% of the outstanding shares of common stock of BioTime's subsidiary LifeMap Solutions on a diluted basis taking into account LifeMap Sciences' rights to acquire additional LifeMap Solutions stock, including 225 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days, but excluding 608 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days; 2.6% of the outstanding shares of BioTime's subsidiary BioTime Asia, including 100 shares that may be acquired upon the exercise of certain stock options that are presently exercisable; and 1.2% of the outstanding shares of common stock, of BioTime's subsidiary OrthoCyte Corporation, including 250,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable. Mr. Kingsley also holds options to purchase shares of common stock of certain other subsidiaries, which if exercised, would constitute less than 1% of the outstanding shares of each subsidiary.

(3)	Includes 179,166 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 220,834 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Options to purchase common shares or ordinary shares of certain BioTime subsidiaries as of December 31, 2014 are shown in the Outstanding Equity Awards at Fiscal Year-End table in the Executive Compensation section of this amendment. If exercised, such options that are presently exercisable or may become exercisable within 60 days would entitle Mr. West to acquire 3.62% of the o outstanding shares of LifeMap Solutions on a diluted basis taking into account LifeMap Sciences' rights to acquire additional LifeMap Solutions stock, 2.6% of the outstanding shares of BioTime Asia, 2.3% of the outstanding shares of OrthoCyte Corporation, 1.9% of the outstanding shares of ReCyte Therapeutics, Inc., 1.5% of the outstanding shares of OncoCyte, and less than 1% of the outstanding shares of the other subsidiaries.

(4)	Includes 44,791 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Excludes 105,209 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Ms. Segall also holds options to purchase 30,000 shares of common stock of Asterias and 10,000 shares of common stock of OncoCyte which if exercised would constitute less than 1% of the outstanding shares of those subsidiaries.

(5)	Includes 50 shares that may be acquired upon the exercise of certain warrants and 89,633 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Excludes 110,417 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days. Options to purchase common shares or ordinary shares of certain BioTime subsidiaries as of December 31, 2014 are shown in the Outstanding Equity Awards at Fiscal Year-End table in the Executive Compensation section of this amendment. If exercised, such options would entitle Mr. Peabody to acquire 2.6% of the outstanding shares of BioTime Asia, 1.2% of the outstanding shares of OrthoCyte Corporation, and less than 1% of the outstanding shares of the other subsidiaries.

(6)	Includes 85,000 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Mr. Lichtinger also beneficially owns 778,205 shares of common stock of Asterias which include 250,000 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days, but excluding 950,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days, and excluding 23,931 shares of restricted stock that are subject to restrictions on transfer, constituting approximately 2.4% of the outstanding shares of Asterias.

(7)	Excludes 604,688 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(8)	Includes 55,000 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Excludes 5,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(9)	Includes 35,000 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Excludes 5,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(10)	Includes 35,000 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Excludes 5,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(11)	Includes 10,000 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Excludes 10,000 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and that will not become exercisable within 60 days.

(12)	Includes 50 shares that may be acquired upon the exercise of certain warrants and 956,402 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days. Excludes 1,103,648 shares that may be acquired upon the exercise of certain stock options that are not presently exercisable and will not become exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Transactions Between BioTime and Asterias

Sublease

In January 2013, we entered into sublease with Asterias pursuant to which we are subleasing to Asterias its primary office and research facility in Menlo Park, California at our cost. Our cost includes $242,726.40 that we paid to the landlord in BioTime common shares as partial consideration for the lease. We expect to assign the lease to Asterias as permitted under the terms of the lease.

Material Transfer Agreement

We have entered into a Materials Transfer Agreement with Asterias through which we granted Asterias the non-exclusive right to use certain of our hydrogel formulations for research purposes, and an option for a period of thirty-six months to negotiate a non-exclusive sub-license for use of those hydrogels in neurological, cardiovascular and orthopedic human cell therapy applications.

Shared Facilities Agreement and Relationship with BioTime

We have entered into a Shared Facilities Agreement with Asterias through which we will continue to provide Asterias with the use of our facilities, equipment and supplies, utilities, and personnel at its cost plus 5%. The Shared Facilities Agreement is reciprocal in that we or another BioTime subsidiary will pay Asterias on the same cost plus 5% basis to the extent that we or our other subsidiaries use Asterias' facilities, equipment, supplies, utilities, and personnel. We are not required to hire any additional personnel or to acquire any additional equipment or supplies for Asterias' use.

The initial term of the Shared Facilities Agreement will expire on December 31, 2016, but will be automatically be renewed and the termination date will be extended for an additional year annually after December 31, 2016, unless either party gives the other party written notice stating that the Agreement shall terminate on December 31 of that year.

Either party may terminate the Shared Facilities Agreement immediately upon the occurrence of a default by the other party. A default will be deemed to have occurred if a party (i) fails to pay any sum due under the Shared Facilities Agreement, or fails to perform any other obligation under the agreement, and the failure continues for a period of 5 days after written notice from the party seeking to terminate the agreement; (ii) becomes the subject of any order for relief in a proceeding under any Debtor Relief Law; (iii) becomes unable to pay, or admits in writing the party's inability to pay, its debts as they mature; (iv) makes an assignment for the benefit of creditors; (v) applies for or consents to the appointment of any receiver, trustee, custodian, conservator, liquidator, rehabilitation, or similar officer for the party or for all or any part of the party's property or assets, or any such officer is appointed for such party or any part of its assets without the party's consent and such appointment is not dismissed or discharged within 60 calendar days; (vi) institutes or consents to any proceeding under any Debtor Relief Law with respect to the party or all or any part of the party's property or assets, (vii) becomes subject to any proceeding under any Debtor Relief Law without the consent of the party if such case or proceeding continues undismissed or unstayed for 60 calendar days; or (viii) dissolves or liquidates or takes any action to dissolve or liquidate. As used in the Shared Facilities Agreement, the term Debtor Relief Law means the Bankruptcy Code of the United States of America, as amended, or any other similar debtor relief law affecting the rights of creditors generally.

Under the Shared Facilities Agreement, Asterias has agreed to defend, indemnify, and hold harmless BioTime and our shareholders, directors, officers, employees, and agents against and from any and all claims arising from Asterias' use of our office and laboratory facilities, and from any of Asterias' work or other activities there, including all activities, work, and services performed by BioTime employees, contractors, and agents for Asterias. The scope of this indemnification obligations also includes any and all claims arising from any breach or default by Asterias in the performance of any of its obligations under the terms of the Shared Facilities Agreement, or arising from any act or omission (including, but not limited to negligent acts or omissions) of Asterias or any of its officers, agents, employees, contractors, guests, or invitees acting in that capacity. Asterias is also assuming all risk of damage to property or injury to persons in, upon, or about BioTime's office and laboratory facilities, from any cause other than BioTime's willful malfeasance or sole gross negligence. We will not be liable to Asterias for any loss or damages of any kind caused by, arising from, or in connection with (i) the performance of services by our personnel for Asterias, or the failure of any of our employees, contractors, or agents to perform any services for Asterias, or (ii) any delay, error, or omission by any of our employees, contractors, or agents in the performance of services for Asterias, except to the extent the loss or damage is the result of fraud, gross negligence or willful misconduct by a BioTime employee, contractor, or agent

Advance and Payment of Funds

From time to time we have advanced funds to certain of our subsidiaries or have paid obligations incurred by certain of our subsidiaries in the course of their operations. The subsidiaries may reimburse us for those cash advances and expenditures or we may convert those advances and expenditures into equity of the subsidiary. In addition, during 2014, we advanced funds to our subsidiary Cell Cure Neurosciences, Ltd. in exchange for a promissory note that is convertible into the ordinary shares of that subsidiary.

Certain Other Transactions

Since July 1 2009, Alfred D. Kingsley has made available to us the use of approximately 900 square feet of office space in New York City. We pay the office building owner $5,050 per month for the use of the space.

On June 12, 2014, our subsidiary Asterias entered into a Stock Purchase Agreement with its President and Chief Executive Officer and our director Pedro Lichtinger pursuant to which he purchased 200,000 shares of Asterias common stock at a price of $2.34 per share, which was determined by Asterias' Board of Directors to be the fair market value of the shares. The purchase of the shares was completed on June 16, 2014.

On June 16, 2014, Asterias sold 5,000,000 BioTime common shares, with warrants to purchase 5,000,000 shares of Asterias common stock, for $12,500,000 in cash pursuant to two Purchase Agreements of like terms. Broadwood Partners, L.P. purchased 1,000,000 of the BioTime common shares with 1,000,000 warrants. One of our directors, Neal C. Bradsher, is President, and one of Asterias' directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. A trust previously established by George Karfunkel purchased the other 4,000,000 BioTime common shares with 4,000,000 warrants, which were distributed to the trust beneficiaries. The investors agreed that they will not sell or otherwise dispose of the 5,000,000 BioTime common shares for a period of 275 days. Asterias acquired the BioTime common shares from BioTime on October 1, 2013 pursuant to an Asset Contribution Agreement among BioTime, Asterias, and Geron Corporation.

The warrants are governed by a Warrant Agreement. The warrants will expire on at 5:00 p.m. New York time on June 15, 2015 if not exercised by that date, and have an exercise price of $2.34 per share. The number of shares of common stock issuable upon the exercise of the warrants, and exercise price per share, will be adjusted in the event of a stock split, stock dividend, combination, reclassification of Asterias common stock or similar recapitalization of Asterias common stock, or if Asterias distributes to its shareholders without charge options, warrants or rights to purchase shares of Asterias common stock at a price below the then current market price, or if Asterias distributes to its shareholders (including any distribution made in connection with a merger in which Asterias is the surviving corporation) other rights, options or warrants, or convertible or exchangeable securities containing the right to subscribe for or purchase shares of Asterias common stock, or evidences of Asterias indebtedness or assets (excluding cash, dividends or distributions payable out of consolidated earnings or earned surplus or stock dividends).

Asterias has also entered into a Registration Rights Agreement with the investors pursuant to which Asterias has agreed to file a registration statement on Form S-3, when Asterias becomes eligible to use that form, to register the warrants and the Asterias shares that may be acquired through the exercise of the warrants, for sale under the Securities Act of 1933, as amended (the "Securities Act"). Asterias will bear the cost of registering the warrants and shares of common stock under the Securities Act and applicable state securities laws, including but not limited to filing and registration fees, printing fees, and fees and attorneys' and accountants' fees. The warrant holders will be responsible for the payment of any commissions or discounts to broker-dealers in connection the sale of their warrants or common stock. The Registration Rights Agreement provides that Asterias will indemnify the investors against, or Asterias will contribute to payments the investors may be required to make because of, certain liabilities that could arise from the offer and sale of the Asterias shares, including liabilities under the Securities Act. Each of the investors will indemnify Asterias against, or will contribute to payments that Asterias may be required to make because of, certain liabilities that could arise from the offer and sale of the Asterias shares, including liabilities under the Securities Act.

On October 3, 2014, we entered into Stock Purchase Agreements of like terms with certain investors ("Purchasers") for a registered direct offering of 9,431,398 of our common shares at an offering price of $3.12 per share, for an aggregate purchase price of $29,425,961.76. The price per share was the closing price of our common shares on the NYSE MKT on October 2, 2014, the date on which we and the Purchasers agreed upon the purchase price. The sale of the shares was completed on October 8, 2014. The Purchasers included our largest shareholder Broadwood Partners, L.P., which purchased 4,040,523 shares, four of our current directors, Stephen C. Farrell, Michael H. Mulroy, and David Schlachet, each of whom purchased 32,050 shares, and Stephen L. Cartt who purchased 80,125 shares in the offering.

On February 4, 2015, Asterias entered into subscription agreements with Broadwood Partners, L.P., British & American Investment Trust PLC, and Pedro Lichtinger for the sale of an aggregate of 1,025,640 shares of Asterias common stock at a price of $3.90 per share, for an aggregate purchase price of $3,999,996, in a private placement. Broadwood Partners, L.P. purchased 641,025 shares, British & American Investment Trust PLC purchased 256,410 shares, and Pedro Lichtinger purchased 128,205 shares in the private placement. The $3.90 price per share was the same price at which Asterias sold 384,615 shares of its common stock to unaffiliated investors in an underwritten registered public offering that closed at approximately the same time as the sale of the shares in the private placement. British & American Investment Trust PLC is an affiliate of a beneficial holder of more than 5% of the shares of Asterias common stock.

Related Person Transaction Policy

During April 2011, we adopted a Related Person Transaction Policy that applies to transactions exceeding $120,000 in which any of our officers, directors, beneficial owners of more than 5% of our common shares, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a "Related Person Transaction"). A Related Person Transaction must be reported to our outside legal counsel, our Chief Operating Officer, and our Chief Financial Officer, and will be subject to review and approval by our Audit Committee prior to effectiveness or consummation, to the extent practical. In addition, any Related Person Transaction that is ongoing in nature will be reviewed by the Audit Committee annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made.

As appropriate for the circumstances, the Audit Committee will review and consider:

•	the interest of the officer, director, beneficial owner of more than 5% of our common shares, or any member of their immediate family ("Related Person") in the Related Person Transaction;

•	the approximate dollar value of the amount involved in the Related Person Transaction;

•	the approximate dollar value of the amount of the Related Person's interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the transaction to us; and

•	any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

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

Director Independence

Our Board of Directors has determined that Deborah Andrews, Neal C. Bradsher, Stephen L. Cartt, Stephen C. Farrell, Michael H. Mulroy, Angus C. Russell, and David Schlachet qualify as "independent" in accordance with Section 803(A) of the NYSE MKT Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE MKT Company Guide and Section 10A-3 under the Exchange Act, and the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE MKT Company Guide. Our independent directors received no compensation or remuneration for serving as directors except as disclosed under "CORPORATE GOVERNANCE—Compensation of Directors."

The only compensation or remuneration that BioTime has provided to our independent directors during their tenure as directors has been compensation as non-employee directors. None of these directors, nor any of the members of their families, have participated in any transaction with us that would disqualify them as "independent" directors under the standards described above.

Michael D. West and Judith Segall do not qualify as "independent" because they are our full-time employees. Alfred D. Kingsley does not qualify as "independent" because he receives compensation for serving in an executive role as Chairman of certain of our subsidiaries.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of Exchange Act, requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other BioTime equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services

OUM & Co., LLP ("OUM") served as our independent registered public accountants and audited our annual financial statements for the fiscal year ended December 31, 2014.

Rothstein Kass served as our independent registered public accountants from February 2007 until June 30, 2014 and audited our annual financial statements for the fiscal years ended December 31, 2013 and December 31, 2012. However, on June 30, 2014, KPMG LLP acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates. As a result of this transaction, Rothstein Kass is no longer providing accounting and audit services and on June 30, 2014 Rothstein Kass resigned as our independent registered public accounting firm. Following their resignation, our Board of Directors approved the engagement of OUM as our new independent registered public accounting firm.

The audit reports of Rothstein Kass on BioTime's financial statements for the years ended December 31, 2013 and December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2013 and December 31, 2012, and through the subsequent interim period preceding Rothstein Kass' resignation, there were no disagreements between us and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Rothstein Kass would have caused them to make reference thereto in their reports on our financial statements for such years.

During the fiscal years ended December 31, 2013 and to December 31, 2012, and through the subsequent interim period preceding Rothstein Kass' resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2013 and December 31, 2012, and through the subsequent interim period preceding OUM's engagement, we did not consult with OUM on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on our financial statements, and OUM did not provide either a written report or oral advise to us that OUM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2014 and 2013 by Rothstein Kass and OUM:

	2014	2013

Audit Fees (1)	$274,744	$213,000
Audit Related Fees (2)	22,370	16,500
Tax Fees (3)	11,250	65,000
Total Fees	$308,364	$295,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of BioTime's consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal years ended December 31, 2014 and 2013, aggregate fees for professional services billed by Rothstein Kass were $184,250 and $213,000, respectively and by OUM were $90,494 and $0.00, respectively.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of BioTime's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to non-routine SEC filings. For the fiscal years ended December 31, 2014 and 2013, aggregate fees for professional services billed by Rothstein Kass were $17,000 and $16,500, respectively and by OUM were $5,370 and $0.00, respectively.

(3)	Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions. For the fiscal years ended December 31, 2014 and 2013, fees for professional services billed by Rothstein Kass were $11,250 and $65,000, respectively and none by OUM.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2014, 100% of the fees paid to OUM were approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules

Item 15	The following documents of BioTime, Inc. were filed as part of the Annual Report on Form 10-K that was filed on March 11, 2015.

(a-1)	Financial Statements.

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

10.41	Equity Incentive Plan (27)

10.42	Form of Employee Incentive Stock Option Agreement (27)

10.43	Form of Non-employee Director Stock Option Agreement (27)

10.44	Asterias Biotherapeutics, Inc. Equity Incentive Plan (28)

10.45	Form of Asterias Biotherapeutics, Inc. Employee Incentive Stock Option Agreement (29)

10.46	Form of Asterias Biotherapeutics, Inc. Non-employee Director Stock Option Agreement (29)

10.47	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc. (30)

10.48	Preferred Stock Purchase Agreement, dated March 4, 2014, between BioTime and certain investors (30)

10.49	Option Agreement, dated March 4, 2014, between BioTime and certain investors (30)

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

10.63	Consulting Agreement, dated December 15, 2014, between BioTime, Inc. and William P. Tew *

10.64	Employment Agreement, dated December 29, 2014, between BioTime, Inc. Aditya Mohanty *

10.65	Subscription Agreements between Asterias Biotherapeutics, Inc. and the investors named therein *

21.1	List of Subsidiaries*

23.1	Consent of OUM & Co. LLP*

23.2	Consent of Rothstein Kass*

31	Rule 13a-14(a)/15d-14(a) Certification **

32	Section 1350 Certification**

101	Interactive Data File *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(1)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

(2)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013

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

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(6)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(7)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(8)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014

(9)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(10)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed April 24, 1997

(11)	Incorporated by reference to BioTime’s Form Quarterly Report on 10-Q for the quarter ended June 30, 1999

(12)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2002

(13)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 13, 2006

(14)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(15)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 9, 2008

(16)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(17)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

(18)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(19)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(20)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010

(21)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(22)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(23)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

(24)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(25)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(26)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

(27)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

(28)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed by Asterias Biotherapeutics, Inc. with the Securities and Exchange Commission on June 26, 2013

(29)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed by Asterias Biotherapeutics, Inc. with the Securities and Exchange Commission on August 13, 2013

(30)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

(31)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

(32)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014

*	Previously filed with BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2015.
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

10.41	Equity Incentive Plan (27)

10.42	Form of Employee Incentive Stock Option Agreement (27)

10.43	Form of Non-employee Director Stock Option Agreement (27)

10.44	Asterias Biotherapeutics, Inc. Equity Incentive Plan (28)

10.45	Form of Asterias Biotherapeutics, Inc. Employee Incentive Stock Option Agreement (29)

10.46	Form of Asterias Biotherapeutics, Inc. Non-employee Director Stock Option Agreement (29)

10.47	Lease, dated December 30, 2013, by and between BMR 6300 Dumbarton Circle, LP, and Asterias Biotherapeutics, Inc. (30)

10.48	Preferred Stock Purchase Agreement, dated March 4, 2014, between BioTime and certain investors (30)

10.49	Option Agreement, dated March 4, 2014, between BioTime and certain investors (30)

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

10.63	Consulting Agreement, dated December 15, 2014, between BioTime, Inc. and William P. Tew *

10.64	Employment Agreement, dated December 29, 2014, between BioTime, Inc. Aditya Mohanty *

10.65	Subscription Agreements between Asterias Biotherapeutics, Inc. and the investors named therein *

21.1	List of Subsidiaries*

23.1	Consent of OUM & Co. LLP*

23.2	Consent of Rothstein Kass*

31	Rule 13a-14(a)/15d-14(a) Certification **

32	Section 1350 Certification**

101	Interactive Data File *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(1)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

(2)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013

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

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014

(6)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(7)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(8)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014

(9)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(10)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed April 24, 1997

(11)	Incorporated by reference to BioTime’s Form Quarterly Report on 10-Q for the quarter ended June 30, 1999

(12)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2002

(13)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 13, 2006

(14)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(15)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 9, 2008

(16)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(17)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

(18)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(19)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(20)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010

(21)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(22)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(23)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-182964 filed with the Securities and Exchange Commission on July 31, 2012

(24)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(25)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2012

(26)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

(27)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

(28)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed by Asterias Biotherapeutics, Inc. with the Securities and Exchange Commission on June 26, 2013

(29)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed by Asterias Biotherapeutics, Inc. with the Securities and Exchange Commission on August 13, 2013

(30)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

(31)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

(32)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014

*	Previously filed with BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014

**	Filed herewith