Form 10-Q
period 2015-03-31
BIOTIME INC
filed 2015-05-08
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 83,266,153 common shares, no par value, as of May 1, 2015

PART 1--FINANCIAL INFORMATION

Statements made in this Form 10-Q that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. See “Risk Factors.”

References to “we” means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements
BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,829,533	$29,486,909
Trade accounts and grants receivable, net	866,180	1,041,856
Inventory	299,308	266,022
Landlord receivable	277,206	377,981
Prepaid expenses and other current assets	1,271,895	1,231,789
Total current assets	28,544,122	32,404,557

Equipment, net and construction in progress (see Note 4)	2,864,669	2,857,846
Deferred license and consulting fees	309,458	336,833
Deposits	443,003	443,289
Other long-term assets	7,916	9,985
Intangible assets, net	37,534,302	38,848,396
TOTAL ASSETS	$69,703,470	$74,900,906

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,322,407	$6,803,173
Capital lease liability, current portion	57,500	57,500
Related party convertible debt, net of discount	169,908	60,237
Deferred grant income	1,474,300	-
Deferred license and subscription revenue, current portion	178,546	208,357
Total current liabilities	8,202,661	7,129,267

LONG-TERM LIABILITIES
Deferred tax liabilities, net	3,337,662	4,514,362
Deferred rent liabilities, net of current portion	34,967	97,280
Lease liability	560,970	377,981
Capital lease, net of current portion	17,307	31,290
Other long-term liabilities	38,119	27,961
Total long-term liabilities	3,989,025	5,048,874

Commitments and contingencies

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock, no par value, authorized 2,000,000 shares as of March 31, 2015 and December 31, 2014; 70,000 issued and outstanding as of March 31, 2015 and December 31, 2014	3,500,000	3,500,000
Common shares, no par value, authorized 125,000,000 shares as of March 31, 2015 and December 31, 2014; 83,210,775 issued and 78,316,833 outstanding as of March 31, 2015 and 83,121,698 issued and 78,227,756 outstanding at December 31, 2014	234,751,802	234,842,998
Contributed capital	7,145	7,145
Accumulated other comprehensive income	238,820	185,835
Accumulated deficit	(192,357,575)	(182,190,207)
Treasury stock at cost: 4,893,942 shares at March 31, 2015 and at December 31, 2014	(19,889,788)	(19,889,788)
BioTime, Inc. shareholders' equity	26,250,404	36,455,983
Non-controlling interest	31,261,380	26,266,782
Total shareholders' equity	57,511,784	62,722,765
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$69,703,470	$74,900,906

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

REVENUES:
License fees	$319,146	$294,504
Royalties from product sales	156,550	97,886
Grant income	698,839	575,659
Sale of research products and services	89,919	98,586
Total revenues	1,264,454	1,066,635

Cost of sales	(264,167)	(131,914)

Gross Profit	1,000,287	934,721

OPERATING EXPENSES:
Research and development	9,323,510	8,405,393
General and administrative	5,178,800	3,667,171
Total operating expenses	14,502,310	12,072,564
Loss from operations	(13,502,023)	(11,137,843)
OTHER INCOME/(EXPENSES):
Interest expense, net	(25,461)	(8,384)
Other income/(expense), net	(239,453)	69,170
Total other income/(expenses), net	(264,914)	60,786
LOSS BEFORE INCOME TAX BENEFITS	(13,766,937)	(11,077,057)

Deferred income tax benefit	1,176,882	1,349,026

NET LOSS	(12,590,055)	(9,728,031)

Net loss attributable to non-controlling interest	2,422,687	1,629,017

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(10,167,368)	$(8,099,014)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.13)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING: BASIC AND DILUTED	78,261,788	58,257,427

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
NET LOSS	$(12,590,055)	$(9,728,031)
Other comprehensive income/(loss), net of tax:
Change in foreign currency translation and other comprehensive income/(loss) from equity investments:
Unrealized loss on exchange translation in foreign subsidiaries	(53,323)	(104,590)
Unrealized gain/(loss) on available-for-sale securities, net of taxes	338	(2,650)
COMPREHENSIVE LOSS	(12,643,040)	(9,835,271)
Less: Comprehensive loss attributable to non-controlling interest	2,422,687	1,629,017
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(10,220,353)	$(8,206,254)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(10,167,368)	$(8,099,014)
Net loss allocable to non-controlling interest	(2,422,687)	(1,629,017)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	262,600	256,945
Amortization of intangible assets	1,314,094	1,367,998
Amortization of deferred consulting fees	-	16,279
Amortization of deferred license fees	27,375	27,375
Amortization of deferred license, royalty and subscription revenues	-	(280)
Amortization of prepaid rent in common stock	21,146	21,146
Stock-based compensation	1,914,407	801,554
Amortization of discount on related party convertible debt	49,697	-
Accrued interest on convertible debt	3,531	-
Loss on sale or write-off of equipment	-	8,576
Deferred income tax benefit	(1,176,882)	(1,349,026)
Deferred grant income	1,474,300	-
Changes in operating assets and liabilities:
Accounts receivable, net	(56,598)	(24,441)
Grant receivable	228,191	202,122
Inventory	(33,286)	(57,894)
Prepaid expenses and other current assets	(60,769)	(375,224)
Accounts payable and accrued liabilities	(365,175)	(1,276,211)
Other long-term liabilities	10,727	(185,717)
Deferred rent liabilities	(62,313)	(5,040)
Deferred revenues	(29,811)	(57,402)
Net cash used in operating activities	(9,068,821)	(10,357,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(77,007)	(231,921)
Payments on construction in progress (see Note 4)	(296,382)	-
Proceeds from the sale of equipment	-	4,000
Security deposit paid, net	-	(299,697)
Cash used in investing activities	(373,389)	(527,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	346,713	58,500
Proceeds from sale of preferred stock	-	3,500,000
Proceeds from issuance of common shares	-	8,182,559
Fees paid on sale of common shares	-	(212,046)
Proceeds from sale of treasury stock and subsidiary warrants	-	599,472
Reimbursement from landlord on construction in progress (see Note 4)	283,764	-
Repayment of capital lease obligation	(13,983)	-
Proceeds from sale of common shares of subsidiary	5,499,995	-
Fees paid on sale of common shares of subsidiary	(432,631)	-
Net cash provided by financing activities	5,683,858	12,128,485

Effect of exchange rate changes on cash and cash equivalents	100,976	(101,240)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(3,657,376)	1,142,356
CASH AND CASH EQUIVALENTS:
At beginning of the period	29,486,909	5,495,478
At end of the period	$25,829,533	$6,637,834

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation, and Liquidity

General – BioTime is a biotechnology company focused on the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime and its subsidiaries are developing stem cell products for research and therapeutic use. BioTime’s primary therapeutic products are based on its HyStem® hydrogel technology and include Renevia™ a product currently in clinical trials in Europe to facilitate cell transplantation; ReGlyde™ a product under development for tendon surgery applications; and Premvia™ for which 510(k) certification has been received for use in wound-management. Asterias Biotherapeutics, Inc. (“Asterias,” NYSE MKT: AST) is developing pluripotent stem-cell based therapies in neurology and oncology, including AST-OPC1 neural cells in spinal cord injury, and AST-VAC2, a pluripotent stem cell-derived cancer vaccine. OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose cancer. ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, is providing its National Institutes of Health (“NIH”) approved hES cell lines, manufactured under current good manufacturing practices (‘cGMP”), to pre-researchers focused on clinical applications through BioTime’s ESI BIO division. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) is developing therapies to treat a variety of cardiovascular and related ischemic disorders, as well as related products for research. Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”) is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration. Research products and services are marketed through LifeMap Sciences Inc. and BioTime’s ESI BIO division. LifeMap Sciences, Inc. (“LifeMap Sciences”) markets, sells and distributes GeneCards®, the leading human gene database and an integrated database suite that includes GeneCards®, the LifeMap Discovery® database of embryonic development, stem cell research and regenerative medicine, and MalaCards™, the human disease database, and the analysis tools VarElect™, a powerful, yet easy-to-use application for prioritizing gene variants resulting from next generation sequencing experiments, and GeneAnalytics™, a novel gene set analysis tool. LifeMap Sciences’ subsidiary LifeMap Solutions, Inc. (“LifeMap Solutions”) is developing mobile health software products in partnership with the Icahn Institute for Genomics and Multiscale Biology.

BioTime is focusing a portion of its efforts in the field of regenerative medicine on the development and sale of advanced human stem cell products and technologies that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. These products are developed internally or in conjunction with BioTime’s subsidiaries and marketed through BioTime’s ESI BIO division. Products for the research market generally can be sold without regulatory (United States Food and Drug Administration (“FDA”)) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products.

BioTime previously developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime’s operating revenues are now derived primarily from research grants, from licensing fees and advertising from the marketing of the LifeMap Sciences database products, and from the sale of products for research.

The unaudited condensed consolidated interim balance sheet as of March 31, 2015, the unaudited condensed consolidated interim statements of operations and statements of comprehensive loss for the three months ended March 31, 2015 and 2014, and the unaudited condensed consolidated interim statements of cash flows for the three months ended March 31, 2015 and 2014 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 have been made. The consolidated balance sheet as of December 31, 2014 is derived from the Company’s annual audited financial statements as of that date. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results anticipated for the full year of 2015.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements. Certain previously furnished amounts have been reclassified to conform with presentations made during the current periods. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects BioTime’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its subsidiaries as of March 31, 2015.

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc. (NYSE MKT: AST)	Research, development and commercialization of human therapeutic products from stem cells, focused initially in the fields of neurology and oncology	67.5%	USA
BioTime Asia, Limited	Stem cell products for research	81%	Hong Kong
Cell Cure Neurosciences Ltd.	Age-related macular degeneration	62.5%(1)	Israel
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Biomedical, gene, disease, and stem cell databases and tools	75.8%	USA
LifeMap Sciences, Ltd.	Biomedical, gene, disease, and stem cell databases and tools	(2)	Israel
LifeMap Solutions, Inc.	Mobile health software	(2)	USA
OncoCyte Corporation	Cancer diagnostics	75.3%	USA
OrthoCyte Corporation	Orthopedic diseases, including chronic back pain and osteoarthritis	100%(3)	USA
ReCyte Therapeutics, Inc.	Vascular disorders, including cardiovascular-related diseases, ischemic conditions, vascular injuries Stem cell-derived endothelial and cardiovascular related progenitor cells that have applications in research, drug testing, and therapeutics	94.8%	USA

(1)	Includes shares owned by BioTime, Asterias, and ESI.
(2)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.
(3)	Includes shares owned by BioTime and Asterias.

All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with GAAP and with the accounting and reporting requirements of SEC Regulation S-X. As of March 31, 2015, BioTime consolidated Asterias, ReCyte Therapeutics, OncoCyte, OrthoCyte, ESI, Cell Cure Neurosciences, BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, LifeMap Sciences, Ltd., and LifeMap Solutions, Inc. as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest is reflected as a separate element of shareholders' equity on BioTime’s consolidated balance sheets.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2015, BioTime had an accumulated deficit of $192,357,575, working capital of $20,341,461 and shareholders’ equity of $57,511,784. BioTime has evaluated its projected cash flows for it and its subsidiaries and believes that its cash and cash equivalents of $25,829,533 as of March 31, 2015, will be sufficient to fund its operations at least through 2015. However, clinical trials being conducted by BioTime’s subsidiaries, Asterias and Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If Asterias or Cell Cure Neurosciences were to lose its grant funding it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source adequate financing that could be used for its clinical trial.

Certain significant risks and uncertainties – The operations of BioTime and its subsidiaries are subject to a number of factors that can affect their operating results and financial condition. Such factors include but are not limited to, the following: the results of clinical trials of their respective therapeutic product and medical device candidates; their ability to obtain FDA and foreign regulatory approval to market their respective therapeutic and medical device product candidates; their ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for their products; their ability to obtain additional financing and the terms of any such financing that may be obtained; their ability to negotiate favorable licensing or other manufacturing and marketing agreements for their products; the availability of ingredients used in their products; and the availability of reimbursement for the cost of their therapeutic and diagnostic products and medical devices (and related treatment) from government health administration authorities, private health coverage insurers, and other organizations.

2.	Summary of Significant Accounting Policies

Revenue recognition – BioTime complies with ASC 605-10 and recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income and the sale of research products and services are recognized as revenue when earned. Revenues from the sale of research products and services are primarily derived from the sale of hydrogels and stem cell products. Royalty revenues consist of product royalty payments. License fee revenues consist primarily of subscription and advertising revenue from LifeMap Sciences’ online databases and are recognized based upon respective subscription or advertising periods. Other license fees under certain license agreements were recognized during prior periods when earned and reasonably estimable. Royalties earned on product sales are recognized as revenue in the quarter in which the royalty reports are received from the licensee, rather than the quarter in which the sales took place. When BioTime is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When BioTime receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade accounts and grants receivable, net – Net trade receivables amounted to approximately $605,800 and $549,300 and grants receivable amounted to approximately $260,300 and $492,600 as of March 31, 2015 and December 31, 2014, respectively. Net trade receivables include allowance for doubtful accounts of approximately $100,500 as of March 31, 2015 and December 31, 2014 for those amounts deemed uncollectible by BioTime. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Equipment, net and construction in progress – Equipment is stated at cost. Equipment and construction in progress is being depreciated using the straight-line method over a period of 36 to 120 months. Construction in progress is not depreciated until the underlying asset is placed into service. See Note 4.

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

Treasury stock – BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet. BioTime has registered the BioTime common shares held by its subsidiaries for sale under the Securities Act of 1933, as amended (the “Securities Act”) to enhance the marketability of the shares.

Warrants to purchase common stock – BioTime generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by BioTime as of March 31, 2015 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that BioTime may need to settle the warrants in cash.

Cost of sales – BioTime accounts for the cost of research products acquired for sale and any royalties paid as a result of any revenues in accordance with the terms of the respective licensing agreements as cost of sales on the consolidated statement of operations and comprehensive loss.

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as research and development expenses when incurred.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation. Trade and grant receivables are now reported separately from prepaid expenses and other current assets.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. BioTime expenses research and development costs as such costs are incurred.

General and administrative - General and administrative expenses consist principally of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Foreign currency translation gain and other comprehensive loss,  foreign currency transaction gains and losses – In countries in which BioTime operates, where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheet. For the three months ended March 31, 2015 and 2014, other comprehensive loss includes losses of $52,985 and $107,240, respectively which is largely from foreign currency translation.

For transactions denominated in other than the functional currency of BioTime, transactional gains and losses are recorded in other income and expense included in the consolidated statements of operations. For the three months ended March 31, 2015 and 2014, foreign currency transaction loss amounted to $205,149 and $10,212, respectively.

Income taxes – BioTime accounts for income taxes in accordance with GAAP requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The FASB guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Beginning October 1, 2013, Asterias began filing separate U.S. federal income tax returns but effectively BioTime combined Asterias’ tax provision with BioTime’s consolidated financial statements. For California, Asterias’ activity for 2013 and 2014 have been included in BioTime’s combined tax return. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of March 31, 2015 and 2014. BioTime files a U.S. federal income tax return as well as various state and foreign income tax returns. In general, BioTime is no longer subject to tax examination by major taxing authorities for years before 2010. Although the statute is closed for purposes of assessing additional income and tax in those years, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years. Therefore the statute should be considered open as it relates to the net operating loss and credit carryforwards. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

An income tax benefit of approximately $1,177,000 was recorded for the three months ended March 31, 2015, of which approximately $1,251,000 of the benefit was related to federal offset by adjustment of $74,000 related to state taxes. For the same period in 2014, an income tax benefit of approximately $1,349,000 was recorded, of which approximately $1,151,000 of the benefit was related to federal and $198,000 was related to state taxes.

Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property. It is more likely than not that the Asterias deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such Asterias deferred tax liabilities.

In June 2014, Asterias sold 5,000,000 BioTime shares which resulted in a taxable gain of approximately $10.3 million and a tax payable of $3.6 million. Asterias received the BioTime shares from BioTime as part of the consideration for the Asterias common stock and warrants issued to BioTime under an Asset Contribution Agreement among BioTime, Asterias, and Geron Corporation, a tax free transaction. This income tax liability was offset by available net operating losses, resulting in no cash income taxes due from that sale. This transaction was treated as a deemed distribution by Asterias and recorded against equity.

Stock-based compensation – BioTime follows accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Consistent with FASB guidelines, BioTime utilizes the Black-Scholes Merton option pricing model for valuing share-based payment awards. BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors; the expected term of options granted, derived from historical data on employee exercises and post-vesting employment termination behavior; and a risk-free interest rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, changes in the subjective assumptions can materially affect the estimated value.

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

Loss per share – BioTime applies the two-class method for calculating basic earnings per share. Under the two-class method, net income, if any, will be reduced by preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities are comprised of Series A convertible preferred stock and participate in dividends, whether declared or not. Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of shares of common stock outstanding, net of unvested restricted stock subject to repurchase by BioTime, if any, during the period. For periods in which BioTime reported a net loss, the participating securities are not contractually obligated to share in the losses of BioTime, and accordingly, no losses have been allocated to the participating securities. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options and warrants, using the treasury-stock method, and convertible preferred stock, using the if-converted method. Because BioTime reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock are antidilutive for those periods. Diluted net loss per share for the three months ended March 31, 2015 and 2014 excludes any effect from 4,893,942 treasury shares, 4,266,605 options and 9,194,679 warrants and 10,546,137 treasury shares, 5,491,301 options and 9,751,615 warrants, respectively, because their inclusion would be antidilutive.

Fair value of financial instruments – The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets. The carrying amounts of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

Recently Issued Accounting Pronouncements – There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in BioTime's 2014 Annual Report on Form 10-K that are of significance or potential significance to BioTime.

3.	Inventory

BioTime held $286,513 and $253,227 of inventory of finished products on-site at its corporate headquarters in Alameda, California at March 31, 2015 and December 31, 2014, respectively. Finished goods products of $12,795 were held by a third party on consignment at March 31, 2015 and December 31, 2014.

4.	Equipment, net and construction in progress

At March 31, 2015 and December 31, 2014, equipment, furniture and fixtures, and construction in progress were comprised of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Equipment, furniture and fixtures	$4,928,857	$4,870,516
Construction in progress	606,641	405,730
Accumulated depreciation	(2,670,829)	(2,418,400)
Equipment, net and construction in progress	$2,864,669	$2,857,846

Equipment, furniture and fixtures, and construction in progress at March 31, 2015 include $115,000 financed by capital lease borrowings in June 2014 and $606,641 of construction in progress for Asterias’ Fremont facility. Depreciation expense amounted to $262,600 and $256,945 for the three months ended March 31, 2015 and 2014, respectively. The difference between the depreciation expense recognized in the consolidated statement of operations and the increase in accumulated depreciation of $252,429 in the consolidated balance sheet is partially attributed to the sale of partially depreciated assets and foreign currency rates.

Construction in progress

Construction in progress of $606,641 as of March 31, 2015 entirely relates to the improvements for Asterias' Fremont facility. Under the terms of the lease agreement, the landlord has provided Asterias with a tenant improvement allowance of $4,400,000, which Asterias is using to construct a laboratory and production facility that can be used to produce human embryonic stem cell and related products under cGMP. Of the $606,641, $560,970 qualify for reimbursement under the tenant improvement allowance. As of March 31, 2015, we received $283,764 from the landlord. The facility is expected to be substantially completed and placed into service in the third quarter of 2015.

5.	Intangible assets, net

At March 31, 2015 and December 31, 2014, intangible assets and intangible assets net of amortization were comprised of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Intangible assets	$52,562,549	$52,562,549
Accumulated amortization	(15,028,247)	(13,714,153)
Intangible assets, net	$37,534,302	$38,848,396

BioTime amortizes its intangible assets generally over an estimated period of 10 years on a straight line basis. BioTime recognized $1,314,094 and $1,367,998 in amortization expense of intangible assets, included in research and development, during the three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015, future amortization of deferred license fees described above was as follows:

Year Ended December 31,	Deferred License Fees
2015	$82,125
2016	109,500
2017	109,500
2018	73,667
2019	24,083
Thereafter	20,083
Total	$418,958

The current portion in the amount of $109,500 is included in prepaid expenses and other current assets. The noncurrent portion in the amount of $309,458 is included in deferred license and consulting fees.

7.	Accounts Payable and Accrued Liabilities

At March 31, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Accounts payable	$2,707,437	$2,296,645
Accrued expenses	3,092,030	3,125,023
Accrued bonuses	240,689	964,189
Other current liabilities	282,251	417,316
Total	$6,322,407	$6,803,173

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

In July and September 2014, Cell Cure Neurosciences issued certain convertible notes (the “Convertible Notes”) to two Cell Cure Neurosciences shareholders other than BioTime in the principal amount of $470,876. One of the Cell Cure Neurosciences shareholders who acquired Convertible Notes is considered a related party.   The functional currency of Cell Cure Neurosciences is the Israeli New Shekel, however the Convertible Notes are payable in United States dollars. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure Neurosciences ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure Neurosciences ordinary shares and not with cash. The conversion feature of the Convertible Notes is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure Neurosciences ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes.

A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated $41.00 per share fair value of Cell Cure Neurosciences ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature equal to the intrinsic value is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding reduction to the carrying value of the convertible debt instrument. In the case of the Convertible Notes, this reduction represents a debt discount equal to the principal amount of $470,876 on the issuance dates. This debt discount will be amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate of 23%. As of March 31, 2015, the carrying value of the Convertible Notes was $169,908, comprised of principal and accrued interest of $534,816, net of unamortized debt discount of $364,908.

9.	Shareholders' Equity

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

As of March 31, 2015, BioTime had 70,000 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock carries a cumulative annual 3% preferred dividend or $1.50 per share, in preference to BioTime common shares. Each share of Series A Preferred Stock is convertible, at the election of the holder, into BioTime common shares at a conversion price of $4.00 per share, a current conversion ratio of 12.5 common shares for each share of Series A Preferred Stock.

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

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value. As of March 31, 2015, BioTime had 83,210,775 issued and 78,316,833 outstanding common shares. As of December 31, 2014, BioTime had 83,121,698 issued and 78,227,756 outstanding common shares. The difference of 4,893,942 common shares as of March 31, 2015 and December 31, 2014 is attributed to shares held by BioTime subsidiaries which are accounted for as treasury stock on the condensed consolidated balance sheet.

During the three months ended March 31, 2015 and 2014, BioTime granted 440,000 and 1,205,000 options, respectively, under its 2012 Equity Incentive Plan.

During the three months ended March 31, 2015, 89,077 options and no warrants were exercised.

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

11.	Segment Information

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

12.	Subsequent Events

In April 2015, Asterias received $1,062,023 from the California Institute for Regenerative Medicine as quarterly installment payment of a $14.3 million research grant awarded during 2014.

On May 8, 2015, OncoCyte Corporation accepted subscriptions for 3,000,000 shares of its common stock for $3,300,000 in cash from two of its shareholders, including a subscription for 1,000,000 shares from George Karfunkel, a beneficial owner of more than 5% of the outstanding common shares of BioTime. Concurrently, BioTime purchased 3,000,000 shares of OncoCyte common stock in exchange for the cancelation of $3,300,000 of indebtedness owed to BioTime by OncoCyte, and OncoCyte delivered to BioTime a convertible promissory note (the “Note”) for an additional $3,300,000 of OncoCyte's indebtedness to BioTime. The Note will bear interest at the rate of 1% per annum and will mature and be payable on November 30, 2016. BioTime will have the right to convert the principal amount of the Note plus accrued interest into shares of OncoCyte common stock at a conversion price of $1.10 per share commencing on the earliest of November 8, 2016, or six months after OncoCyte completes an initial underwritten public offering of its common stock, or upon the occurrence of an “Event of Default” as defined in the Note. An Event of Default includes a failure of OncoCyte to pay any amount due on the Note or the commencement of bankruptcy proceedings by or against OncoCyte or the occurrence of certain insolvency related events, the dissolution or liquidation of OncoCyte, or any material breach or default by OncoCyte under any loan agreement, promissory note, or other instrument evidencing indebtedness payable to a third party. The conversion price is subject to pro rata adjustment in the event of a stock split, combination, reclassification, or similar event.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014, and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this report and in our Annual Report on Form 10-K, particularly in "Risk Factors."

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

Patent costs – Costs associated with obtaining patents on products or technology developed are expensed as research and development expenses when incurred.

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

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. BioTime expenses research and development costs as such costs are incurred.

General and administrative - General and administrative expenses consist principally of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Stock-based compensation – We follow accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Consistent with FASB guidelines, we utilize the Black-Scholes Merton option pricing model for valuing share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by the price of BioTime common shares as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors; the expected term of options granted, derived from historical data on employee exercises and post-vesting employment termination behavior; and a risk-free interest rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.

Treasury stock – We account for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet. We have registered the BioTime common shares held by our subsidiaries for sale under the Securities Act to enhance the marketability of the shares.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		$ Increase/	% Increase/
	2015	2014	Decrease	Decrease
License fees	$319,146	$294,504	$ +24,642	+8%
Royalty from product sales	156,550	97,886	+58,664	+60%
Grant income	698,839	575,659	+123,180	+21%
Sales of research products and services	89,919	98,586	-8,667	-9%
Total revenues	1,264,454	1,066,635	+197,819	+19%
Cost of sales	(264,167)	(131,914)	+132,253	+100%
Total revenues, net	1,000,287	934,721	+65,566	+7%

Our license fee revenues amounted to $319,146 and $294,504 for the three months ended March 31, 2015 and 2014, respectively. License fee revenues for the three months ended March 31, 2015 and 2014 entirely represents subscription and advertising revenues from LifeMap Science’s online database business primarily related to its GeneCards® database.

Our royalty revenues from product sales for the three months ended March 31, 2015 primarily consist of $101,747 of royalties earned by Asterias under various license agreements. Royalty revenues on sales of Hextend® made by Hospira, Inc. and CJ HealthCare Corporation (“CJ Health”) during the period beginning October 1, 2014 and ending December 31, 2014 were $54,803 compared with $35,905 for the three months ended March 31, 2014. Despite the increase in the royalties on sales of Hextend® earned during the first quarter of 2015, the blood volume expander market has contracted over the past several years as hospitals shifted their purchases to albumin products. Hospira has reported that they have seen a rapid decline in the price of hetastarch-based plasma expanders in the market which could continue to have a negative impact on revenues from the sale of Hextend®. The FDA also required certain new safety labeling changes for the entire class of hydroxyethyl starch products, including Hextend® which may have contributed to the decline in Hextend® sales.

Total grant revenue for the first three months in 2015 increased by approximately 21% to $698,839. Grant revenue in the first three months of 2015 included $677,313 to Asterias from the California Institute for Regenerative Medicine (“CIRM”), and $104,668 from three grants awarded to us by the National Institutes of Health (''NIH'') that will expire at various time during 2016. This revenue was offset in part by an $83,142 adjustment to a grant from the Office of the Chief Scientist of Israel (“OCS”).

Cost of sales for the first three months in 2015 increased by approximately $132,253 due to an increase in cost of sales of in the various streams of revenues other than grant income.

	Three Months Ended March 31,		$ Increase/	% Increase/
	2015	2014	Decrease	Decrease
Research and development expenses	$(9,323,510)	$(8,405,393)	$ +918,117	+11%
General and administrative expenses	(5,178,800)	(3,667,171)	+1,511,629	+41%
Interest expense, net	(25,461)	(8,384)	+17,077	+204%
Other income/(expense), net	(239,453)	69,170	-308,263	-446%

Research and development expenses – Research and development expenses increased approximately 11% to $9,323,510 for the three months ended March 31, 2015, from $8,405,393 for the three months ended March 31, 2014. The increase is largely due to the continued ramp-up of the Asterias and LifeMap Solutions product development programs, OncoCyte’s clinical trial work to develop its PanC-Dx™ cancer diagnostics, and increased activity of BioTime’s ESI BIO division. Those increases were partially offset by a reduction in development expenses of BioTime’s HyStem hydrogel products, and reductions in OrthoCyte and ReCyte Therapeutics research activities. Employee compensation, including stock-based compensation and related costs allocated to research and development expenses increased by $591,016, contract manufacturing related expenses increased by $324,536, outside research and services primarily related to our regulatory and clinical trials of Renevia™, AST-OPC1, and PanC-Dx™ cancer diagnostics increased by $95,229, rent and facilities maintenance related expenses allocated to research and development increased by $101,002, equipment rental and equipment maintenance related expenses allocated to research and development increased by $70,677, laboratory and supplies expenses increased by $53,842, and travel and entertainment related expenses increased by $50,938. These increases are in part offset by a decrease of $53,842 in amortization of intangible assets as a result of an adjustment to reduce the gross cost of the intangible assets by $2,157,369 with a corresponding reduction to the accumulated amortization balance of $269,671 during the fourth quarter in 2014, a decrease of $357,387 in Cell Cure related expenses, and a decrease of $56,949 in ESI related expenses.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2015 and 2014.

		Amount(1)		Percent
Company	Program	2015	2014	2015	2014
Asterias Biotherapeutics	hESC-based cell therapy programs	$3,592,615	$2,599,146	38.5%	30.9%
BioTime	Hextend®	$13,224	$12,160	0.1%	0.1%
BioTime	3D Culture	$-	$25,078	0.0%	0.3%
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	$1,126,027	$823,451	12.1%	9.8%
BioTime	Hydrogel products and HyStem ® research	$980,290	$1,315,231	10.5%	15.7%
Cell Cure Neurosciences	OpRegen®, OpRegen ® -Plus , and neurological disease therapies	$906,630	$1,261,054	9.7%	15.0%
LifeMap Sciences	Database development and sales	$1,219,048	$781,424	13.1%	9.3%
OncoCyte	Cancer therapy and diagnostics and therapy	$1,028,888	$929,725	11.0%	11.1%
OrthoCyte	Orthopedic therapy	$180,494	$224,716	2.0%	2.7%
ReCyte Therapeutics	Cardiovascular therapy	$276,294	$433,408	3.0%	5.1%
Total		$9,323,510	$8,405,393	100.0%	100.0%

(1)	Amount also includes research and development expenses incurred directly by the subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

General and administrative expenses – General and administrative expenses increased to $5,178,800 for the three months ended March 31, 2015 from $3,667,171 for the three months ended March 31, 2014. The largest increases occurred at Asterias which increased staffing, and at LifeMap Sciences reflecting the increased staffing of its LifeMap Solutions subsidiary. The increase is primarily attributable to an increase of $764,977 in employee compensation, including employee bonus accruals, stock-based compensation and related costs allocated to general and administrative expenses, an increase of $104,750 in general consulting expenses, an increase of $262,982 in stock-based compensation to general consultants expenses, an increase of $240,929 in accounting, audit and tax related expense, an increase in $108,114 in investor and public relations related expenses, an increase of $199,490 in legal expenses, and an increase of $97,000 in outside directors compensation expenses. These increases are in part offset by a decrease of $164,755 in stock-based compensation to our independent directors, and a decrease of $61,301in Asterias’ state corporation and franchise taxes.

General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, facilities and equipment rent and maintenance related expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, shipping expenses, marketing costs, legal and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the three months ended March 31, 2015 and 2014.

	Amount(1)		Percent
Company	2015	2014	2015	2014
BioTime	$1,015,070	$1,220,539	19.6%	33.3%
Asterias Biotherapeutics	$1,672,150	$1,094,474	32.3%	29.8%
BioTime Asia	$369	$2,132	0.0%	0.0%
Cell Cure Neurosciences	$148,648	$196,915	2.8%	5.4%
ESI	$71,859	$51,144	1.4%	1.4%
LifeMap Sciences	$1,717,385	$611,168	33.2%	16.7%
OncoCyte	$250,072	$205,336	4.8%	5.6%
OrthoCyte	$178,657	$146,451	3.5%	4.0%
ReCyte Therapeutics	$124,590	$139,012	2.4%	3.8%
Total	$5,178,800	$3,667,171	100.0%	100.0%

(1)	Amount also includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime for certain general overhead expenses

Interest income/(expense) – During the three months ended March 31, 2015 and 2014, we incurred $25,461 and $8,384 of net interest expense, respectively.

Other income/(expense) – Other expense in 2015 consists primarily of $104,986 and $101,011 of foreign currency transaction losses recognized by ESI and by Cell Cure Neurosciences, respectively, and a $30,348 increase in leasehold improvement liability related to a Cell Cure lease. Other income in 2014 consists primarily of $127,368 in gain on embedded derivatives earned by Cell Cure Neurosciences through a research contract, based in U.S. dollars, with an Israeli company, offset by a $31,582 decrease in leasehold improvement liability due to the early termination of a Cell Cure lease, $17,881 in charitable donations made, and $10,212 of foreign currency transaction expense.

Income Taxes – An income tax benefit of approximately $1,177,000 was recorded for the three months ended March 31, 2015, of which approximately $1,251,000 of the benefit was related to federal offset by adjustment of $74,000 related to state taxes.  For the same period in 2014, an income tax benefit of approximately $1,349,000 was recorded, of which approximately $1,151,000 of the benefit was related to federal and $198,000 was related to state taxes.

Liquidity and Capital Resources

At March 31, 2015, we had $25,829,533 of cash and cash equivalents on hand of which $8,984,466 was held by Asterias and other subsidiaries.

We have outstanding warrants to purchase 9,194,679 of our common shares at an exercise price of $5.00 per share that will expire on dates ranging from January 13, 2016 through September 30, 2018. We will receive $45,975,395 if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

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

On May 8, 2015, OncoCyte Corporation accepted subscriptions for 3,000,000 shares of its common stock for $3,300,000 in cash from two of its shareholders, including a subscription for 1,000,000 shares from George Karfunkel, a beneficial owner of more than 5% of the outstanding common shares of BioTime.  See Note 12 to condensed consolidated financial statements.

Asterias was awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund its clinical development of AST-OPC1. The grant will provide funding for Asterias to conduct a Phase I/IIa clinical trial of AST-OPC1 in subjects with complete cervical spinal cord injury, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to Asterias through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to Asterias attaining certain progress and safety milestones. Asterias received the first payment during October 2014 in the amount of $916,554. In January 2015, Asterias received the second payment from CIRM in the amount of $2,269,515. In April 2015, Asterias received the third payment from CIRM in the amount of $1,062,023. As the balance of the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that Asterias will receive the entire amount granted.

 During September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited (“CRT”), a wholly-owned subsidiary of CRUK, pursuant to which CRUK has agreed to fund Phase I/IIa clinical development of Asterias’ AST-VAC2 product candidate. Asterias will, at its own cost, complete process development and manufacturing scale-up of the AST-VAC2 manufacturing process and will transfer the resulting cGMP compatible process to CRUK. CRUK will, at its own cost, manufacture the clinical grade AST-VAC2 and will carry out the Phase I/IIa clinical trial of AST-VAC2 in cancer patients both resected early-stage and advanced forms of lung cancer. Asterias will have an exclusive first option to obtain a license to use the data from the clinical trial. If Asterias exercises that option it will be obligated to make payments upon the execution of the License Agreement, upon the achievement of various milestones, and then royalties on sales of products, and if Asterias sublicenses product development or commercialization rights to a third party, Asterias would pay CRT a share of any sublicense revenues that Asterias receives from the third party, with CRT’s share varying from a high of 40% in the case of a sublicense entered into prior to commencement of a Phase II clinical trial, to substantially lower rates in the case of a sublicense entered into at various later stages of clinical development but prior to completion of a Phase III clinical trial, and as low as 7.5% in the case of a sublicense entered into after completion of a Phase III clinical trial. In connection with the CRUK Agreement, Asterias sublicensed to CRUK for use in the clinical trials and product manufacturing process certain patents that have been licensed or sublicensed to Asterias by third parties. Asterias would also be obligated to make payments to those licensors and sublicensors upon the achievement of various milestones, and then royalties on sales of products if AST-VAC2 is successfully developed and commercialized.

Cash generated by operations

During the three months ended March 31, 2015, we received $3,016,336 of cash from operations. Our sources of that cash primarily consisted of $467,455 from the sale of research products and subscription and advertisement revenues, $2,269,515 in a grant payment to Asterias from CIRM, and $131,814 in grant payments from the NIH. We also received $147,552 in royalty revenues on product sales by licensees.

Cash used in operations

During the three months ended March 31, 2015, our total research and development expenditures were $9,323,510 and our general and administrative expenditures were $5,178,800. Net loss attributable to BioTime for the three months ended March 31, 2015 amounted to $10,167,368. Net cash used in operating activities during this period amounted to $9,068,821. The difference between the net loss and net cash used in operating activities during the three months ended March 31, 2015 was primarily attributable to $1,914,407 in stock-based compensation paid to employees, consultants and directors, amortization of $1,314,094 in intangible assets, $262,600 in depreciation expenses, $1,474,300 in deferred grant income, and $228,191 in grant receivables. This overall difference was offset to some extent by $1,176,882 in deferred income tax benefit, $365,175 in accounts payable and accrued liabilities, $62,313 in deferred rent liabilities, $60,769 in prepaid expenses and other current assets, and net loss of $2,422,687 allocable to the non-controlling interest in our subsidiaries.

Cash flows from investing activities

During the three months ended March 31, 2015, we used $373,389 for investing activities. The primary components of this cash were purchases of equipment of $77,007 and payments on construction in progress of $296,382.

Cash generated by financing activities

During the three months ended March 31, 2015, Asterias raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of its common stock at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood Partners, L.P., British & American Investment Trust PLC and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Broadwood Partners, L.P. is BioTime’s largest shareholder and one of its directors, Neal C. Bradsher, is President, and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood Partners, L.P. Pedro Lichtinger is Asterias’ Chief Executive Officer and a member of its Board of Directors. British & American Investment Trust PLC is an affiliate of a stockholder that owns more than 5% of the outstanding shares of Asterias common stock.

BioTime also received $346,713 in cash from the exercise of stock options by employees at a weighted average exercise price of $3.89 per share.

Asterias received $283,764 from the landlord on reimbursable construction in progress. See Note 4 to condensed consolidated financial statements.

Contractual obligations

As of March 31, 2015, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
Contractual Obligations(1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(2)	$10,785,793	1,250,534	2,764,870	2,736,456	4,033,933
Capital lease(3)	$84,673	47,629	37,044	-	-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.
(2)	Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, LifeMap Sciences, and Cell Cure Neurosciences. Also includes three operating leases for lab equipment.
(3)	Includes one capital lease for lab equipment.

Future capital needs

The operations of our subsidiary Asterias will continue to result in an increase in our operating expenses and losses on a consolidated basis, and will increase our need for additional capital on an ongoing basis. Asterias’ research and development efforts will involve substantial expenses that will add to our losses on a consolidated basis for the near future. Also, Asterias is now a public company and will be incurring costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, and public relations and investor relations. These costs incurred by Asterias will be in addition to those incurred by BioTime for similar purposes.

We and our subsidiaries will need to continue to sell BioTime common shares from time to time, and our subsidiaries will also seek to raise capital through the sale of their capital stock. We and our subsidiaries will also seek funding for our research and development programs from other sources such as research grants and other arrangements with third parties.

We have consolidated the sales and marketing of our research products in a new ESI BIO division. We have shifted our sales and marketing efforts from the BioTime website to a new ESI BIO website based effort and utilized more sales personnel. We also plan to expand our product offerings. This effort will require additional expenditures for the development of new research products and the addition of assets and personnel for sales and marketing purposes.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of March 31, 2015, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the three months ended March 31, 2015 and for the fiscal years ended December 31, 2014, 2013, and 2012 were $10,220,353, $36,288,724, $43,760,366, and $21,362,524, respectively, and we had an accumulated deficit of $192,357,575 as of March 31, 2015 and $182,190,207, $145,778,547, and $101,895,712, as of December 31, 2014, 2013, and 2012, respectively. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technologies.

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $9,323,510, during the three months ended March 31, 2015, and $37,532,624, $26,609,423, and $18,116,688, during the fiscal years ended December 31, 2014, 2013, and 2012, respectively, excluding $17,458,766 charged as in process research and development expenses during 2013 in accordance with ASC 805-50 on account of Asterias’ acquisition of certain assets from Geron.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•	At March 31, 2015, we had $25,829,533 of cash and cash equivalents on hand, of which $8,984,466 was held by Asterias and other subsidiaries. Although Asterias raised an additional $5,500,000 of equity capital during February 2015, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•	We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Our Board of Directors has set Friday, July 10, 2015 as the date of our next annual meeting of shareholders. Any shareholder who desires to submit a proposal for consideration and approval by the shareholders at the annual meeting and who wishes to have that proposal included in our proxy statement under SEC Rule 14a-8, must submit their proposal to us a reasonable time prior to the date that we begin to print and mail our proxy statement for the annual meeting. We expect to begin printing and mailing our proxy statement on or before June 8, 2015.

Item 6.	Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, as Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	Form of Subscription Agreement, dated February 4, 2015, by and among Asterias Biotherapeutics, Inc. and the investors named therein (4)

10.2
First Amendment to Co-Development and Option Agreement, dated March 7, 2015, between Icahn School of Medicine at Mount Sinai and LifeMap Solutions, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014.

(4)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 11, 2015.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 8, 2015	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: May 8, 2015	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, as Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	Form of Subscription Agreement, dated February 4, 2015, by and among Asterias Biotherapeutics, Inc. and the investors named therein (4)

10.2
First Amendment to Co-Development and Option Agreement, dated March 7, 2015, between Icahn School of Medicine at Mount Sinai and LifeMap Solutions, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014.

(4)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 11, 2015.

*	Filed herewith