Form 10-Q
period 2015-06-30
BIOTIME INC
filed 2015-08-10
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,281,139 common shares, no par value, as of August 3, 2015

PART 1--FINANCIAL INFORMATION

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

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,465	$29,487
Trade accounts and grants receivable, net	979	1,042
Inventory	297	266
Landlord receivable	2,771	378
Prepaid expenses and other current assets	1,492	1,232
Total current assets	37,004	32,405

Equipment, net and construction in progress (see Note 4)	5,652	2,858
Deferred license fees	282	337
Deposits	446	443
Other long-term assets	6	10
Intangible assets, net	36,220	38,848
TOTAL ASSETS	$79,610	$74,901

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,604	$6,803
Capital lease liability, current portion	58	58
Related party convertible debt, net of discount (see Note 8)	238	60
Deferred grant income	1,932	-
Deferred license and subscription revenue, current portion	360	208
Total current liabilities	9,192	7,129

LONG-TERM LIABILITIES
Deferred tax liabilities, net	2,067	4,515
Deferred rent liabilities, net of current portion	36	97
Lease liability	3,331	378
Capital lease liability, net of current portion	3	31
Other long-term liabilities	30	28
Total long-term liabilities	5,467	5,049

Commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock, no par value, authorized 2,000 shares as of June 30, 2015 and December 31, 2014; 70 issued and outstanding as of June 30, 2015 and December 31, 2014	3,500	3,500
Common stock, no par value, authorized 125,000 shares as of June 30, 2015 and December 31, 2014; 83,281 issued and 78,387 outstanding as of June 30, 2015 and 83,122 issued and 78,228 outstanding at December 31, 2014	235,555	234,850
Accumulated other comprehensive income/(loss)	(131)	186
Accumulated deficit	(202,055)	(182,190)
Treasury stock at cost: 4,894 shares at June 30, 2015 and at December 31, 2014	(19,890)	(19,890)
BioTime, Inc. shareholders’ equity	16,979	36,456
Non-controlling interest	47,972	26,267
Total shareholders’ equity	64,951	62,723
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,610	$74,901

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES:
License fees	$357	$300	$676	$594
Royalties from product sales	117	76	274	174
Grant income	1,437	640	2,130	1,216
Sale of research products and services	98	91	188	189
Total revenues	2,009	1,107	3,268	2,173

Cost of sales	(260)	(252)	(525)	(383)

Gross Profit	1,749	855	2,743	1,790

OPERATING EXPENSES:
Research and development	(9,059)	(9,081)	(18,383)	(17,470)
General and administrative	(6,186)	(4,836)	(11,365)	(8,503)
Total operating expenses	(15,245)	(13,917)	(29,748)	(25,973)
Loss from operations	(13,496)	(13,062)	(27,005)	(24,183)
OTHER INCOME/(EXPENSE):
Interest income/(expense), net	4	(10)	(79)	(18)
Other income, net	225	165	35	234
Total other income/(expense), net	229	155	(44)	216
LOSS BEFORE INCOME TAX BENEFIT	(13,267)	(12,907)	(27,049)	(23,967)

Deferred income tax benefit	1,271	1,513	2,448	2,862

NET LOSS	(11,996)	(11,394)	(24,601)	(21,105)

Net loss attributable to non-controlling interest	2,305	1,874	4,736	3,496

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(9,691)	(9,520)	(19,865)	(17,609)

Dividends on preferred shares	(52)	(34)	(52)	(34)

NET LOSS ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(9,743)	$(9,554)	$(19,917)	$(17,643)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.16)	$(0.25)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING: BASIC AND DILUTED	78,362	61,498	78,312	59,887

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET LOSS	$(11,996)	$(11,394)	$(24,601)	$(21,105)
Other comprehensive loss, net of tax:
Change in foreign currency translation and other comprehensive income/(loss) from equity investments:
Foreign currency translation loss	(317)	(41)	(318)	(148)
Unrealized gain/(loss) on available-for-sale securities, net of taxes	-	1	1	(1)
COMPREHENSIVE LOSS	(12,313)	(11,434)	(24,918)	(21,254)
Less: Comprehensive loss attributable to non-controlling interest	(2,305)	(1,874)	(4,736)	(3,496)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIOTIME, INC BEFORE PREFERRED STOCK DIVIDEND	(10,008)	$(9,560)	(20,182)	(17,758)
Preferred stock dividend	(52)	(34)	(52)	(34)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(10,060)	$(9,594)	$(20,234)	$(17,792)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(19,865)	$(17,609)
Net loss allocable to non-controlling interest	(4,736)	(3,496)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	512	523
Amortization of intangible assets	2,628	2,736
Amortization of deferred consulting fees	-	19
Amortization of deferred license fees	55	55
Amortization of prepaid rent in common stock	42	42
Stock-based compensation	3,700	2,212
Amortization of discount on related party convertible debt	119	-
Accrued interest on related party convertible debt	9	-
Loss on sale or write-off of equipment	-	21
Write-off for uncollectible receivables	-	(16)
Deferred income tax benefit	(2,448)	(2,862)
Changes in operating assets and liabilities:
Accounts receivable, net	4	(37)
Grant receivable	65	(133)
Inventory	(30)	(79)
Prepaid expenses and other current assets	(301)	(315)
Accounts payable and accrued liabilities	(811)	(2,035)
Other long-term liabilities	1	(186)
Deferred grant income	1,930	-
Deferred rent liabilities	(61)	(10)
Deferred revenues	151	35
Net cash used in operating activities	(19,036)	(21,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(305)	(405)
Payments on construction in progress (see Note 4)	(2,518)	-
Proceeds from the sale of equipment	-	4
Security deposit paid, net	(3)	(306)
Cash used in investing activities	(2,826)	(707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	621	220
Proceeds from sale of preferred stock	-	3,500
Proceeds from issuance of common shares	-	14,724
Fees paid on sale of common shares	-	(302)
Proceeds from exercise of warrants	19	-
Proceeds from sale of treasury stock and subsidiary warrants	11,700	13,582
Reimbursement from landlord on construction in progress (see Note 4)	560	-
Proceeds from issuance of related party convertible debt (see Note 8)	188	-
Repayment of capital lease obligation	(28)	-
Proceeds from sale of common shares of subsidiaries	11,586	468
Fees paid on sale of common shares of subsidiary	(597)	-
Proceeds from exercise of subsidiary stock options	23	-
Net cash provided by financing activities	24,072	32,192

Effect of exchange rate changes on cash and cash equivalents	(232)	(123)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,978	10,227
CASH AND CASH EQUIVALENTS:
At beginning of the period	29,487	5,495
At end of the period	$31,465	$15,722

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation, and Liquidity

General – BioTime is a biotechnology company focused on the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime and its subsidiaries are developing stem cell products for research and therapeutic use. BioTime’s primary therapeutic products are based on its HyStem® hydrogel technology and include Renevia™ a product currently in clinical trials in Europe to facilitate cell transplantation. Asterias Biotherapeutics, Inc. (“Asterias,” NYSE MKT: AST) is developing pluripotent stem-cell based therapies in neurology and oncology, including AST-OPC1 neural cells in spinal cord injury, and AST-VAC2, a pluripotent stem cell-derived cancer vaccine. OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose cancer. ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, is providing its National Institutes of Health (“NIH”) approved hES cell lines, manufactured under current good manufacturing practices (“cGMP”), to researchers focused on pre-clinical applications through BioTime’s ESI BIO division. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) is developing therapies to treat a variety of cardiovascular and related ischemic disorders, as well as related products for research. Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”) is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration. Research products and services are marketed through LifeMap Sciences, Inc. (“LifeMap Sciences”) and BioTime’s ESI BIO division. LifeMap Sciences markets, sells and distributes GeneCards®, the leading human gene database and an integrated database suite that includes GeneCards®, the LifeMap Discovery® database of embryonic development, stem cell research and regenerative medicine, and MalaCards™, the human disease database, and the analysis tools VarElect™, a powerful, yet easy-to-use application for prioritizing gene variants resulting from next generation sequencing experiments, and GeneAnalytics™, a novel gene set analysis tool. LifeMap Sciences’ subsidiary LifeMap Solutions, Inc. (“LifeMap Solutions”) is developing mobile health software products in partnership with the Icahn Institute for Genomics and Multiscale Biology.

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

Until 2008, BioTime principally developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime’s operating revenues are now derived primarily from research grants, from licensing fees and advertising from the marketing of the LifeMap Sciences database products, and from the sale of products for research.

The unaudited condensed consolidated interim balance sheet as of June 30, 2015, the unaudited condensed consolidated interim statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014, and the unaudited condensed consolidated interim statements of cash flows for the six months ended June 30, 2015 and 2014 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015 have been made. The consolidated balance sheet as of December 31, 2014 is derived from the Company’s annual audited financial statements as of that date. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year of 2015.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements. Certain previously furnished amounts have been reclassified to conform to presentations made during the current periods. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects BioTime’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its subsidiaries as of June 30, 2015.

Subsidiary	Field of Business	BioTime Ownership	Country
Asterias Biotherapeutics, Inc. (NYSE MKT: AST)	Therapeutic products derived from pluripotent stem cells, and immunotherapy products. Clinical programs include: AST-OPC1 for spinal cord injury, AST-VAC1 for acute mylegenous leukemia, and AST-VAC2 for non-small cell lung cancer	58.0%	USA
Cell Cure Neurosciences Ltd.
Products to treat age related macular degeneration (“AMD”) and neurological diseases. Lead product OpRegen® is in a Phase I/IIa clinical trial treating the dry form of AMD that afflicts 90% of patients with AMD
		62.5%(1)	Israel
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Biomedical, gene, disease, and stem cell databases and tools	77.1%	USA
LifeMap Sciences, Ltd.	Biomedical, gene, disease, and stem cell databases and tools	(2)	Israel
LifeMap Solutions, Inc.	Mobile health software applications	(2)	USA
OncoCyte Corporation	Developing proprietary non-invasive, liquid biopsy and diagnostics for lung, breast and bladder cancers	71.7%	USA
OrthoCyte Corporation	Orthopedic diseases and injuries, including chronic back pain and osteoarthritis	100.0%(3)	USA
ReCyte Therapeutics, Inc.	Research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders, ischemic conditions and brown adipocytes for type-2 diabetes and obesity	94.8%	USA

(1)	Includes shares owned by BioTime, Asterias, and ESI.
(2)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.
(3)	Includes shares owned by BioTime and Asterias.

All material intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2015, BioTime consolidated Asterias, ReCyte Therapeutics, OncoCyte, OrthoCyte, ESI, Cell Cure Neurosciences, BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, LifeMap Sciences, Ltd., and LifeMap Solutions as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest is reflected as a separate element of shareholders' equity on BioTime’s consolidated balance sheets.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2015, BioTime had an accumulated deficit of $202.1 million, working capital of $27.8 million and shareholders’ equity of $65.0 million. BioTime has evaluated its projected cash flows for it and its subsidiaries and believes that its cash and cash equivalents of $31.5 million as of June 30, 2015, will be sufficient to fund its operations at least through 2016. However, clinical trials being conducted by BioTime’s subsidiaries, Asterias and Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If Asterias or Cell Cure Neurosciences were to lose its grant funding it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial.

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

Trade accounts and grants receivable, net – Net trade receivables amounted to approximately $545,000 and $549,000 and grants receivable amounted to approximately $434,000 and $493,000 as of June 30, 2015 and December 31, 2014, respectively. Net trade receivables include allowance for doubtful accounts of approximately $101,000 as of June 30, 2015 and December 31, 2014 for those amounts deemed uncollectible by BioTime. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Equipment, net and construction in progress – Equipment and construction in progress is stated at cost. Equipment is being depreciated using the straight-line method over their estimated useful lives ranging from 36 to 120 months. Construction in progress is not depreciated until the underlying asset is placed into service. See Note 4.

Intangible assets, net – Intangible assets with finite useful lives are amortized over their estimated useful lives and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment. Acquired in-process research and development intangible assets are accounted for depending on whether they were acquired as part of an acquisition of a business, or as assets that do not constitute a business. When acquired in conjunction with the acquisition of a business, these assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and are capitalized as an asset. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. However, when acquired in conjunction with an acquisition of assets that do not constitute a business (such as the acquisition of assets by Asterias from Geron Corporation), in accordance with ASC 805-50, such intangible assets related to in-process research and development (“IPR&D”) are expensed upon acquisition.

Treasury stock – BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet. BioTime has registered the BioTime common shares held by its subsidiaries for sale under the Securities Act of 1933, as amended (the “Securities Act”) to enhance the marketability of the shares.

Warrants to purchase common stock – BioTime generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by BioTime as of June 30, 2015 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that BioTime may need to settle the warrants in cash.

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

Foreign currency translation and other comprehensive loss, foreign currency transaction gains and losses – In countries in which BioTime operates, where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss on the condensed consolidated balance sheet. For the three and six months ended June 30, 2015 other comprehensive loss includes foreign currency translation losses of $317,000 and $318,000, respectively. For the three and six months ended June 30, 2014 comprehensive loss includes foreign currency translation loss of $41,000 and $148,000, respectively.

For transactions denominated in other than the functional currency of BioTime, transactional gains and losses are recorded in other income and expense included in the condensed consolidated statements of operations. Foreign currency transaction gain amounted to $283,000 and $77,000, respectively, for the three and six months ended June 30, 2015, and $152,000 and $141,000, respectively for the three and six months ended June 30, 2014.

Income taxes – BioTime accounts for income taxes in accordance with GAAP requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Financial Accouting Standards Board (“FASB”) guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Beginning October 1, 2013, Asterias began filing separate U.S. federal income tax returns but effectively BioTime combined Asterias’ tax provision with BioTime’s consolidated financial statements. For California, Asterias’ activity for 2013 and 2014 have been included in BioTime’s combined tax return. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of June 30, 2015 and 2014. BioTime files a U.S. federal income tax return as well as various state and foreign income tax returns. In general, BioTime is no longer subject to tax examination by major taxing authorities for years before 2010. Although the statute is closed for purposes of assessing additional income and tax in those years, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years. Therefore the statute should be considered open as it relates to the net operating loss and credit carryforwards. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

An income tax benefit of approximately $2.4 million was recorded for the six months ended June 30, 2015, of which approximately $2.6 million of the benefit was related to federal, offset by $154,000 related to state taxes. For the same period in 2014, an income tax benefit of approximately $2.86 million was recorded, of which approximately $2.44 million of the benefit was related to federal and $420,000 to state taxes.

Asterias established deferred tax liabilities primarily related to its acquisition of certain intellectual property. It is more likely than not that the Asterias deferred tax assets are fully realizable since these income tax benefits are expected to be available to offset such Asterias deferred tax liabilities.

In June 2014, Asterias sold 5,000,000 BioTime shares that resulted in a taxable gain of approximately $10.3 million and a tax payable of $3.6 million. Asterias received the BioTime shares from BioTime as part of the consideration for the Asterias common stock and warrants issued to BioTime under an Asset Contribution Agreement among BioTime, Asterias, and Geron Corporation, a tax free transaction. This income tax liability was offset by available net operating losses, resulting in no cash income taxes due from that sale. This transaction was treated as a deemed distribution by Asterias and recorded against equity.

Stock-based compensation – BioTime follows accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values less estimated forfeitures. Consistent with FASB guidelines, BioTime utilizes the Black-Scholes Merton option pricing model for valuing share-based payment awards. BioTime's determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime's stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, BioTime's expected stock price volatility over the term of the awards; the expected term of options granted, derived from historical data on employee exercises and post-vesting employment termination behavior; and a risk-free interest rate based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, changes in the subjective assumptions can materially affect the estimated value.

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

Deferred license fees – Deferred license fees consist of fees paid to acquire rights to use the proprietary technologies of third parties which are being amortized over the estimated useful lives of the licensed technologies or licensed research products. BioTime is applying a 10 year estimated useful life to the technologies and products that it is currently licensing. The estimation of the useful life of any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life of a new product cannot be known with certainty at the time that the right to use the technology or product is acquired. BioTime periodically reviews the continued appropriateness of the 10 year estimated useful life for impairments that might occur earlier than the original expected useful lives.

Loss per share – BioTime applies the two-class method for calculating basic earnings per share. Under the two-class method, net income, if any, will be reduced by preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities are comprised of Series A convertible preferred stock and participate in dividends, whether declared or not. Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of shares of common stock outstanding, net of unvested restricted stock subject to repurchase by BioTime, if any, during the period. For periods in which BioTime reported a net loss, the participating securities are not contractually obligated to share in the losses of BioTime, and accordingly, no losses have been allocated to the participating securities. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options and warrants, using the treasury-stock method, and convertible preferred stock, using the if-converted method. Because BioTime reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock are antidilutive for those periods. Diluted net loss per share for the three and six months ended June 30, 2015 excludes any effect from 4,893,942 treasury shares, 4,212,543 options and 9,190,782 warrants and for the three and six months ended June 30, 2014 excludes any effect from 5,398,542 treasury shares, 5,424,426 options and 9,195,002 warrants, because their inclusion would be antidilutive.

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

Recently Issued Accounting Pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by BioTime to determine the impact that they might have on its consolidated financial statements.

In July 2015, the FASB postponed the effective date of the new revenue standard, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” by one year. The new effective date is for fiscal years and interim periods beginning after December 15, 2017.  BioTime expects to adopt this guidance when effective and the impact, if any, on its consolidated financial statements is not currently estimable.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” that replaces the existing accounting standards for the measurement of inventory. ASU 2015-11 requires a company to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” The effective date of ASU 2015-11 is for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. BioTime does not expect ASU 2015-11 will have a material effect on its consolidated financial statements.

3.	Inventory

Inventories, net consisted of the following:

BioTime held $284,000 and $253,000 of raw materials and finished goods products on-site at its corporate headquarters in Alameda, California at June 30, 2015 and December 31, 2014, respectively. Finished goods products of $13,000 were held by a third party on consignment at June 30, 2015 and December 31, 2014.

4.	Equipment, net and construction in progress

At June 30, 2015 and December 31, 2014, equipment, furniture and fixtures, and construction in progress were comprised of the following (in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014
Equipment, furniture and fixtures	$5,196	$4,871
Construction in progress	3,415	406
Accumulated depreciation	(2,959)	(2,419)
Equipment, net and construction in progress	$5,652	$2,858

Equipment, furniture and fixtures, and construction in progress at June 30, 2015 include $115,000 financed by capital lease borrowings in June 2014 and $3.4 million of construction in progress for Asterias’ Fremont facility. Depreciation expense amounted to $512,000 and $523,000 for the six months ended June 30, 2015 and 2014, respectively. The difference between the depreciation expense recognized in the consolidated statement of operations and the increase in accumulated depreciation of $541,000 in the consolidated balance sheet is partially attributed to the sale of partially depreciated assets and foreign currency rates.

Construction in progress

Construction in progress of $3.4 million as of June 30, 2015 entirely relates to the improvements for Asterias' Fremont facility. Under the terms of the lease agreement, the landlord has provided Asterias with a tenant improvement allowance of $4.4 million, which Asterias is using to construct a laboratory and production facility that can be used to produce human embryonic stem cell and related products under cGMP. Of the $3.4 million, $3.3 million qualifies for reimbursement under the tenant improvement allowance. As of June 30, 2015, we received $560,000 from the landlord. The facility is expected to be substantially completed and placed into service in the third quarter of 2015.

5.	Intangible assets, net

At June 30, 2015 and December 31, 2014, intangible assets and intangible assets net of amortization were comprised of the following (in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014
Intangible assets	$52,562	$52,562
Accumulated amortization	(16,342)	(13,714)
Intangible assets, net	$36,220	$38,848

BioTime amortizes its intangible assets generally over an estimated period of 10 years on a straight-line basis. BioTime recognized $2.6 million and $2.7 million in amortization expense of intangible assets, included in research and development, during the six months ended June 30, 2015 and 2014, respectively.

6.	Deferred License Fees

BioTime amortizes deferred license fees over the estimated useful lives of the licensed technologies or licensed research products. BioTime is applying a 10 year estimated useful life to the technologies and products that it is currently licensing. The estimation of the useful life of any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life a new product cannot be known with certainty at the time that the right to use the technology or product is acquired. BioTime periodically reviews its amortization schedules for impairments that might occur earlier than the original expected useful lives.

As of June 30, 2015, future amortization of deferred license fees described above was as follows (in thousands):

Year Ended December 31,	Deferred License Fees
2015	$69
2016	110
2017	110
2018	73
2019	24
Thereafter	20
Total	$406

The current portion in the amount of $124,000 is included in prepaid expenses and other current assets. The noncurrent portion in the amount of $282,000 is included in deferred license and consulting fees.

7.	Accounts Payable and Accrued Liabilities

At June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014
Accounts payable	$2,661	$2,297
Accrued expenses	3,144	3,125
Accrued bonuses	548	964
Other current liabilities	251	417
Total	$6,604	$6,803

8.	Related Party Transactions and Related Party Convertible Debt

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at his cost for use in conducting meetings and other business affairs.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias common stock to two investors for $12.5 million in cash. Broadwood Partners, L.P., purchased 1,000,000 of the BioTime common shares with 1,000,000 Asterias warrants and a trust previously established by George Karfunkel purchased 4,000,000 of the BioTime common shares with 4,000,000 Asterias warrants. Asterias received $11.7 million when the warrants were exercised in May 2015.

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

In April 2015, Cell Cure Neurosciences issued certain convertible notes (the “Convertible Notes”) to a Cell Cure Neurosciences shareholder other than BioTime in the principal amount of $188,000. In July and September 2014, Cell Cure Neurosciences issued Convertible Notes to two Cell Cure Neurosciences shareholders other than BioTime in the principal amount of $471,000. One of the Cell Cure Neurosciences shareholders who acquired Convertible Notes is considered a related party. The functional currency of Cell Cure Neurosciences is the Israeli New Shekel, however the Convertible Notes are payable in United States dollars. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure Neurosciences ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure Neurosciences ordinary shares and not with cash. The conversion feature of the Convertible Notes is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure Neurosciences ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated $41.00 per share fair value of Cell Cure Neurosciences ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature equal to the intrinsic value is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding reduction to the carrying value of the convertible debt instrument. In the case of the Convertible Notes, this reduction represents a debt discount equal to the principal amount of $659,000 on the issuance dates. This debt discount will be amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate of 23%. At June 30, 2015, the carrying value of the Convertible Notes was $238,000, comprised of principal and accrued interest of $740,000, net of unamortized debt discount of $502,000.

In May 2015, OncoCyte entered into Subscription Agreements with two of its investors and BioTime (the “Subscription Agreements”). Under the Subscription Agreements, OncoCyte sold 3,000,000 shares of its common stock for $3.3 million in cash to two of its shareholders (the “Investors”), including 1,000,000 shares sold to George Karfunkel, a beneficial owner of more than 5% of the outstanding common shares of BioTime. Concurrently, BioTime purchased 3,000,000 shares of OncoCyte common stock in exchange for the cancelation of $3.3 million of indebtedness owed to BioTime by OncoCyte, and OncoCyte delivered to BioTime a convertible promissory note (the “Note”) for an additional $3.3 million of OncoCyte’s indebtedness to BioTime. The Note bears interest at the rate of 1% per annum and will mature and be payable on November 30, 2016. BioTime will have the right to convert the principal amount of the Note plus accrued interest into shares of OncoCyte common stock at a conversion price of $1.10 per share commencing on the earliest of November 8, 2016, or six months after OncoCyte completes an initial underwritten public offering of its common stock, or upon the occurrence of an “Event of Default” as defined in the Note. An Event of Default includes a failure of OncoCyte to pay any amount due on the Note or the commencement of bankruptcy proceedings by or against OncoCyte or the occurrence of certain insolvency related events, the dissolution or liquidation of OncoCyte, or any material breach or default by OncoCyte under any loan agreement, promissory note, or other instrument evidencing indebtedness payable to a third party. The conversion price is subject to pro rata adjustment in the event of a stock split, combination, reclassification, or similar event.

In June 2015, after the sale of stock under the Subscription Agreements were completed, OncoCyte and the Investors entered into a second agreement. Under the second agreement, the Investors agreed that if on or before June 30, 2016 OncoCyte conducts another rights offering to its shareholders at a pre-offer valuation of at least $40.0 million the Investors will purchase shares in that offering with an aggregate purchase price equal to the lesser of (a) a percentage of total amount of capital which OncoCyte then seeks to raise in the rights offer and in any concurrent offering to third parties equal to the Investors’ aggregate pro rata share of the outstanding OncoCyte common stock on the record date for the rights offering, determined on a fully diluted basis, and (b) $3.0 million, or such lesser amount requested by OncoCyte. Under the second agreement, OncoCyte agreed that if shares of OncoCyte common stock are not publicly traded on any stock exchange or over the counter market by January 15, 2016, OncoCyte will issue to the Investors, warrants to purchase, in the aggregate, 3,000,000 shares of OncoCyte common stock at an exercise price of $0.01 per share. If issued, the warrants will expire on December 31, 2016.

The Investors also agreed that, for a period of one year from the date of the second agreement, neither of them shall invest or engage, directly or indirectly, whether as a partner, equity holder, lender, principal, agent, affiliate, consultant or otherwise, in any business anywhere in the world that develops products for the diagnosis and treatment of cancer or otherwise competes with OncoCyte in any way; provided, however, that the passive ownership of less than 5% of the outstanding stock of any publicly-traded corporation will not be deemed, solely by reason thereof, to be in violation of that agreement.

For accounting purposes, the contingently issuable warrants, under the second agreement described above, are considered to be issued and classified as equity. OncoCyte estimated the fair value of the warrants using a Black Scholes valuation model and, due to OncoCyte’s assessment that there is a low probability of not satisfying the contingency and having to actually issue the warrants, the fair value of the warrants was immaterial to Bio Time’s consolidated financial statements as of, and for the three and six months ended, June 30, 2015. Since the warrants are equity classified and considered issued for accounting purposes as of June 30, 2015, no further remeasurement of the warrants’ fair value will be necessary in subsequent periods for financial statement reporting purposes.

9.	Shareholders’ Equity

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

As of June 30, 2015, BioTime had 70,000 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock carries a cumulative annual 3% preferred dividend or $1.50 per share, in preference to BioTime common shares. Each share of Series A Preferred Stock is convertible, at the election of the holder, into BioTime common shares at a conversion price of $4.00 per share, a current conversion ratio of 12.5 common shares for each share of Series A Preferred Stock.

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

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value. As of June 30, 2015, BioTime had 83,281,139 issued and 78,387,197 outstanding common shares. As of December 31, 2014, BioTime had 83,121,698 issued and 78,227,756 outstanding common shares. The difference of 4,893,942 common shares as of June 30, 2015 and December 31, 2014 is attributed to shares held by BioTime subsidiaries that are accounted for as treasury stock on the condensed consolidated balance sheet.

During the six months ended June 30, 2015 and 2014, BioTime granted 550,000 and 1,205,000 options, respectively, under its 2012 Equity Incentive Plan.

During the six months ended June 30, 2015, 155,532 options and 3,897 warrants were exercised for gross proceeds of $621,000 and $19,000, respectively.

10.	Sales of BioTime Common Shares by Subsidiaries

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias common stock to two investors for $12.5 million in cash. See Note 8.

11.	Segment Information

BioTime’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, BioTime’s executive management team has viewed BioTime’s operations as one segment that includes, the research and development of therapeutic products for oncology, orthopedics, retinal and neurological diseases and disorders, blood and vascular system diseases and disorders, blood plasma volume expansion, diagnostic products for the early detection of cancer, and hydrogel products that may be used in surgery, and products for human embryonic stem cell research. As a result, the financial information disclosed materially represents all of the financial information related to BioTime’s sole operating segment.

12.	Subsequent Events

BioTime evaluated all events or transactions that occurred through the date of this filing.  During this period, BioTime did not have any material subsequent events that impacted its condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this report and in our Annual Report on Form 10-K, particularly in "Risk Factors."

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

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. We expense research and development costs as such costs are incurred.

General and administrative – General and administrative expenses consist principally of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Stock-based compensation – We follow accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values less estimated forfeitures. Consistent with FASB guidelines, we utilize the Black-Scholes Merton option pricing model for valuing share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by the price of BioTime common shares as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors; the expected term of options granted, derived from historical data on employee exercises and post-vesting employment termination behavior; and a risk-free interest rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with recent FASB guidance, changes in the subjective assumptions can materially affect the estimated value.

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

Deferred license fees – Deferred license fees consist of fees paid to acquire rights to use the proprietary technologies of third parties which are being amortized over the estimated useful lives of the licensed technologies or licensed research products. We are applying a 10 year estimated useful life to the technologies and products that we are currently licensing. The estimation of the useful life of any technology or product involves a significant degree of inherent uncertainty, since the outcome of research and development or the commercial life of a new product cannot be known with certainty at the time that the right to use the technology or product is acquired. We periodically review the continued appropriateness of the 10 year estimated useful life for impairments that might occur earlier than the original expected useful lives.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Our net loss attributable to BioTime for the three and six months ended June 30, 2015 amounted to $9.7 million and $19.9 million, respectively. Net loss attributable to BioTime for the same periods in 2014 amounted to $9.5 million and $17.6 million, respectively.

Revenue

The following tables show certain information about our revenues for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,		$ Increase/
	2015	2014	Decrease	% Increase
License fees	$357	$300	$ +57	+19%
Royalty from product sales	117	76	+41	+54%
Grant income	1,437	640	+797	+125%
Sales of research products and services	98	91	+7	+8%
Total revenues	2,009	1,107	+902	+81%
Cost of sales	(260)	(252)	+8	+3%
Total revenues, net	1,749	855	+894	+105%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2015	2014	Decrease	Decrease
License fees	$676	$594	$ +82	+14%
Royalty from product sales	274	174	+100	+57%
Grant income	2,130	1,216	+914	+75%
Sales of research products and services	188	189	-1	-1%
Total revenues	3,268	2,173	+1,095	+50%
Cost of sales	(525)	(383)	+142	+37%
Total revenues, net	2,743	1,790	+953	+53%

Our license fee revenues amounted to $357,000 and $676,000 for the three and six months ended June 30, 2015, respectively. License fee revenues for the same periods in 2014 amounted to $300,000 and $594,000, respectively. License fee revenues for the three and six months ended June 30, 2015 and 2014 entirely represent subscription and advertising revenues from LifeMap Science’s online database business primarily related to its GeneCards® database.

Our royalty revenues from product sales for the three and six months ended June 30, 2015 primarily consist of royalties earned by Asterias under various license agreements and by BioTime on sales of Hextend® by Hospira, Inc. (“Hospira”) and CJ HealthCare Corporation (“CJ Health”). Royalty revenues recorded in the three months ended June 30, 2015 from Hospira and CJ Health are based on sales of Hextend® during the period beginning January 1, 2015 and ending March 31, 2015.

The following table summarizes our royalty revenues for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asterias	73	21	175	83
BioTime	44	55	99	91
Total royalty revenues	117	76	274	174

Total grant revenue for the three and six months ended June 30, 2015 were $1.4 million and $2.1 million, respectively, representing increases of approximately 125% and 75% over grant revenues for the respective periods in the prior year. Grant revenue for the three and six months ended June 30, 2015 included $659,000 and $1.3 million, respectively, recognized by Asterias from a grant awarded by the California Institute for Regenerative Medicine (“CIRM”), $206,000 and $ 310,000, respectively from three grants awarded to us by the National Institutes of Health (“NIH”) of which two will expire in August 2015 and the third in May 2016, and $563,000 and $467,000, respectively, recognized by Cell Cure Neurosciences from grants awarded by the Office of the Chief Scientist of Israel (“OCS”) during the three and six months ended June 30, 2015. The six months grant revenues compared to the three months grant revenues from the OCS as of June 30, 2015 are lower, primarily due to an $89,000 adjustment in the first quarter and fluctuating foreign currency exchange rates.

Cost of sales for the three and six months ended June 30, 2015 increased by approximately $8,000 and $142,000 compared to the comparative period last year, due to an increase in cost of sales in the various streams of revenues other than grant income.

Expenses

The following tables show our operating expense for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,		$ Increase/
	2015	2014	Decrease	% Increase
Research and development expenses	$(9,059)	$(9,081)	$-22	0%
General and administrative expenses	(6,186)	(4,836)	+1,350	+28%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2015	2014	Decrease	Decrease
Research and development expenses	$(18,383)	$(17,470)	$ +913	+5%
General and administrative expenses	(11,365)	(8,503)	+2,862	+34%

Research and development expenses – Research and development expenses were $9.1 million and $18.4 million, respectively, for the three and six months ended June 30, 2015 and $9.1 million and $17.5 million for the same periods in 2014. Although the total amount of research and development expenses did not change significantly in total during 2015, research and development expenses during 2015 reflect increased expenditures in the Asterias, OncoCyte, and LifeMap Solutions product development programs, and a reduction in development expenses in BioTime’s HyStem® hydrogel and the OrthoCyte and ReCyte Therapeutics product development programs.

The increase in research and development expenses of $913,000 during six months ended June 30, 2015 compared to the same period in 2014 is primarily attributable to the following increases in expense: $852,000 of employee compensation, including stock-based compensation and related costs; $772,000 of outside research and services primarily related to regulatory and clinical trials of Renevia™, AST-OPC1, and PanC-Dx™; $176,000 of rent and facilities maintenance related expenses; $109,000 of travel and entertainment related expenses; $101,000 of recruiting expenses; and $92,000 of equipment rental and equipment maintenance related expenses. These increases were in part offset by the following reductions in expense: $760,000 of Cell Cure related expenses; $334,000 of patents, licenses, and trademark related fees; $139,000 of contract manufacturing related expenses; and $108,000 of amortization of intangible assets.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the six months ended June 30, 2015 and 2014 (in thousands).

		Amount(1)		Percent
Company	Program	2015	2014	2015	2014
Asterias	hESC-based cell therapy and immunotherapy programs	$7,289	$5,342	39.7%	30.6%
BioTime	Hextend®	$29	$32	0.2%	0.2%
BioTime	3D Culture	$-	$117	0.0%	0.7%
BioTime	Hydrogel products and HyStem® research	$1,663	$3,020	9.0%	17.3%
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	$2,327	$1,630	12.7%	9.3%
Cell Cure Neurosciences	OpRegen®, OpRegen ®-Plus, and neurological disease therapies	$1,800	$2,556	9.8%	14.6%
LifeMap Sciences	Database and mobile health software applications	$2,357	$1,680	12.8%	9.6%
OncoCyte	Cancer diagnostics	$1,929	$1,884	10.4%	10.8%
OrthoCyte	Orthopedic therapy	$334	$406	1.8%	2.3%
ReCyte Therapeutics	Cardiovascular therapy	$655	$803	3.6%	4.6%
Total		$18,383	$17,470	100.0%	100.0%

(1)	Amount also includes research and development expenses incurred directly by the subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

General and administrative expenses – General and administrative expenses for the three and six months ended June 30, 2015 increased to $6.2 million and $11.4 million, respectively, from $4.8 million and $8.5 million for the same periods in 2014. The increase in general and administrative expenses of $1.4 million and $2.9 million for the three and six months ended June 30, 2015 compared to the same periods in 2014 is in part a result of increased staffing at Asterias and at LifeMap Sciences’ subsidiary LifeMap Solutions.

General and administrative expenses for the three months ended June 30, 2015 also reflect the following expense increases: $344,000 of investor and public relations related expenses; $238,000 of general consulting expenses; $202,000 of employee compensation, including employee bonus accruals, stock-based compensation and related costs; $173,000 of cash and stock-based compensation to our independent directors; $137,000 of stock-based compensation to consultants; $135,000 of recruiting expenses, and $101,000 in legal expenses. These increases were in part offset by a decrease of $197,000 in accounting, audit and tax related expense and a decrease of $208,000 in other expenses.

General and administrative expenses for the six months ended June 30, 2015 reflect the following expense increases: $960,000 of employee compensation, including employee bonus accruals, stock-based compensation and related costs; $452,000 of investor and public relations related expenses; $400,000 of stock-based compensation to consultants; $344,000 of general consulting expenses, $301,000 of legal expenses, $170,000 of recruiting expenses; $105,000 of cash and stock-based compensation to our independent directors; and a net increase of $130,000 of miscellaneous other expenses.

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

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the six months ended June 30, 2015 and 2014 (in thousands).

	Amount(1)		Percent
Company	2015	2014	2015	2014
BioTime	$3,465	$3,150	30.5%	37.0%
Asterias	$3,517	$2,639	30.9%	31.0%
Cell Cure Neurosciences	$296	$383	2.6%	4.5%
ESI	$116	$118	1.0%	1.4%
LifeMap Sciences	$2,760	$1,380	24.3%	16.3%
OncoCyte	$727	$376	6.4%	4.4%
OrthoCyte	$263	$227	2.3%	2.7%
ReCyte Therapeutics	$221	$230	2.0%	2.7%
Total	$11,365	$8,503	100.0%	100.0%

(1)	Amount also includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime for certain general overhead expenses.

Other income/(expense) – Other expense during the three and six months ended June 30, 2015 and 2014 consists primarily of foreign currency transaction gains and losses recognized by ESI and by Cell Cure Neurosciences.

Income Taxes – An income tax benefit of approximately $2.4 million was recorded for the six months ended June 30, 2015, of which approximately $2.6 million of the benefit was related to federal offset by adjustment of $154,000 related to state taxes. For the same period in 2014, an income tax benefit of approximately $2.86 million was recorded, of which approximately $2.44 million of the benefit was related to federal and $420,000 was related to state taxes.

Liquidity and Capital Resources

At June 30, 2015, we had $31.5 million of cash and cash equivalents on hand of which $21.2 million was held by Asterias and other subsidiaries.

We have outstanding warrants to purchase 9,190,782 of our common shares at an exercise price of $5.00 per share that will expire on dates ranging from January 13, 2016 through September 30, 2018. We will receive $46.0 million if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

Asterias has outstanding warrants to purchase 3,500,000 shares of Asterias' common stock at an exercise price of $5.00 per share that will expire on September 30, 2016. Asterias will receive $17.5 million if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

Asterias was awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund its clinical development of AST-OPC1 in 2014. The grant will provide funding for Asterias to conduct a Phase I/IIa clinical trial of AST-OPC1 in subjects with complete cervical spinal cord injury, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to Asterias through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to Asterias attaining certain progress and safety milestones. Asterias received the first payment during October 2014 in the amount of $917,000. Since January 2015, Asterias has received approximately $3.3 million in additional installment payments from CIRM, of which approximately $1.1 million was received during the three months ended June 30, 2015. As the balance of the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that Asterias will receive the entire amount granted.

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

Cash generated by operations

During the six months ended June 30, 2015, we received $5.4 million of cash from operations. Our sources of that cash primarily consisted of $1.1 million from the sale of research products and subscription and advertisement revenues, research grants payments of $504,000 to Cell Cure Neurosciences, $3.3 million in grant payments to Asterias from CIRM, and $236,000 in grant payments from the NIH. We also received $274,000 in royalty revenues on product sales by licensees.

Cash used in operations

During the six months ended June 30, 2015, our total research and development expenditures were $18.4 million and our general and administrative expenditures were $11.4 million. Net loss attributable to BioTime for the six months ended June 30, 2015 amounted to $19.9 million. Net cash used in operating activities during this period amounted to $19.0 million. The difference between the net loss and net cash used in operating activities during the six months ended June 30, 2015 was primarily attributable to $3.7 million of stock-based compensation paid to employees, consultants and directors, $2.6 million of amortization of intangible assets, $1.9 million in deferred grant income, $512,000 of depreciation expenses, $151,000 in deferred license and subscription revenues, $119,000 of amortization of discount on convertible debt and $65,000 in grant receivables. This overall difference was offset to some extent by a net loss of $4.7 million allocable to the non-controlling interest in our subsidiaries, $2.4 million of deferred income tax benefit, $811,000 of accounts payable and accrued liabilities, $301,000 of prepaid expenses and other current assets, and $61,000 of deferred rent liabilities.

Cash flows from investing activities

During the six months ended June 30, 2015, we used $2.8 million for investing activities. The primary components of this cash were purchases of equipment totalling $305,000 and payments on construction in progress of $2.5 million.

Cash generated by financing activities

In February 2015, Asterias raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of its common stock at a price of $3.90 per share through an underwritten public offering and a private placement.

In May 2015, OncoCyte sold 3,000,000 shares of its common stock for $3.3 million in cash to two of its shareholders (see note 8 to the condensed consolidated financial statements), and Asterias received $11.7 million from the exercise of warrants to purchase 5,000,000 shares of its common stock.

During May and June 2015, Asterias raised approximately $2.8 million in gross proceeds from the sale of 239,231 shares of its common stock at a weighted average price of $11.65 per share in “at-the-market” transactions through MLV & Co, as the sales agent.

We also received $640,000 in cash from the exercise of employee stock options and certain warrants.

Contractual obligations

As of June 30, 2015, our contractual obligations for the next five years and thereafter were as follows (in thousands):

	Principal Payments Due by Period
Contractual Obligations(1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(2)	$10,396	790	2,824	2,748	4,034
Capital lease(3)	$69	32	37	-	-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.
(2)	Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, LifeMap Sciences, and Cell Cure Neurosciences. Also includes three operating leases for lab equipment.
(3)	Includes one capital lease for lab equipment.

Future capital needs

The operations of our subsidiary Asterias will continue to result in an increase in our operating expenses and losses on a consolidated basis, and will increase our need for additional capital on an ongoing basis. Asterias’ research and development efforts will involve substantial expenses that will add to our losses on a consolidated basis for the near future. Also, Asterias is a public company and will be incurring costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, and public relations and investor relations. These costs incurred by Asterias will be in addition to those incurred by BioTime for similar purposes.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of June 30, 2015, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

From time to time, we and our subsidiaries may be involved in routine litigation and administrative patent opposition proceedings incidental to the conduct of our business.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the six months ended June 30, 2015 and for the fiscal years ended December 31, 2014, 2013, and 2012 were $20.2 million, $36.3 million, $43.8 million, and $21.4 million, respectively, and we had an accumulated deficit of $202.1 million as of June 30, 2015 and $182.2 million, $145.8 million, and $101.9 million, as of December 31, 2014, 2013, and 2012, respectively. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technologies.

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $18.3 million, during the six months ended June 30, 2015, and $37.5 million, $26.6 million, and $18.1 million during the fiscal years ended December 31, 2014, 2013, and 2012, respectively, excluding $17.4 million charged as in process research and development expenses during 2013 in accordance with ASC 805-50 on account of Asterias’ acquisition of certain assets from Geron.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•	At June 30, 2015, we had $31.5 million of cash and cash equivalents on hand, of which $21.2 million was held by Asterias and other subsidiaries. Although Asterias has raised approximately $20.0 million and OncoCyte has raised $3.3 million of equity capital since January 1, 2015, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•	We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, as Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	2012 Equity Incentive Plan, as amended (4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014.

(4)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-205661 filed with the Securities and Exchange Commission on July 15, 2015.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 10, 2015	/s/ Michael D. West
Michael D. West
Chief Executive Officer

Date: August 10, 2015	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, as Amended. (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	2012 Equity Incentive Plan, as amended (4)

31	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Document *

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014.

(4)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-205661 filed with the Securities and Exchange Commission on July 15, 2015.

*	Filed herewith