Form 10-Q
period 2015-09-30
BIOTIME INC
filed 2015-11-09
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,894,152 common shares, no par value, as of November 6, 2015.

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

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2015 (Unaudited)	December 31, 2014 (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,378	$29,487
Trade accounts and grants receivable, net	944	1,042
Inventory	260	266
Landlord receivable	1,525	378
Loan receivable	506	-
Prepaid expenses and other current assets	1,752	1,232
Total current assets	34,365	32,405

Equipment, net and construction in progress	6,781	2,858
Deferred license fees	352	337
Deposits and other long-term assets	455	453
Intangible assets, net	34,906	38,848
TOTAL ASSETS	$76,859	$74,901

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,793	$6,803
Capital lease liability, current portion	46	58
Promissory notes, current portion	95	-
Related party convertible debt, net of discount	255	60
Deferred grant income	1,869	-
Deferred license and subscription revenue, current portion	278	208
Total current liabilities	10,336	7,129

LONG-TERM LIABILITIES
Deferred tax liabilities, net	1,119	4,515
Deferred rent liabilities, net of current portion	95	97
Lease liability	4,089	378
Capital lease liability, net of current portion	-	31
Promissory notes, net of current portion	268	-
Other long-term liabilities	18	28
Total long-term liabilities	5,589	5,049

Commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock, no par value, authorized 2,000 shares as of September 30, 2015 and December 31, 2014; none and 70 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	3,500
Common stock, no par value, authorized 125,000 shares as of September 30, 2015 and December 31, 2014; 86,764 issued and 82,045 outstanding as of September 30, 2015 and 83,122 issued and 78,228 outstanding at December 31, 2014	248,069	234,850
Accumulated other comprehensive income/(loss)	(87)	186
Accumulated deficit	(215,757)	(182,190)
Treasury stock at cost: 4,719 and 4,894 shares at September 30, 2015 and at December 31, 2014, respectively	(19,182)	(19,890)
BioTime, Inc. shareholders’ equity	13,043	36,456
Non-controlling interest	47,891	26,267
Total shareholders’ equity	60,934	62,723
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,859	$74,901

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES:
Subscription and advertisement revenues	$343	$285	$1,020	$880
Royalties from product sales	357	148	631	322
Grant income	1,466	648	3,596	1,863
Sale of research products and services	140	110	328	300
Total revenues	2,306	1,191	5,575	3,365

Cost of sales	(432)	(231)	(957)	(614)

Gross profit	1,874	960	4,618	2,751

OPERATING EXPENSES:
Research and development	(11,433)	(8,836)	(29,816)	(26,268)
General and administrative	(7,545)	(4,262)	(18,911)	(12,764)
Total operating expenses	(18,978)	(13,098)	(48,727)	(39,032)
Loss from operations	(17,104)	(12,138)	(44,109)	(36,281)
OTHER INCOME/(EXPENSE):
Interest expense, net	(12)	(7)	(207)	(30)
Other income/(expense), net	(573)	(119)	(408)	157
Total other income/(expense), net	(585)	(126)	(615)	127
LOSS BEFORE INCOME TAX BENEFIT	(17,689)	(12,264)	(44,724)	(36,154)

Deferred income tax benefit	948	2,313	3,395	5,175

NET LOSS	(16,741)	(9,951)	(41,329)	(30,979)

Net loss attributable to non-controlling interest	3,115	1,683	7,762	5,151

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	(13,626)	(8,268)	(33,567)	(25,828)

Dividends on preferred shares	(363)	(34)	(415)	(34)

NET LOSS ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(13,989)	$(8,302)	$(33,982)	$(25,862)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.18)	$(0.12)	$(0.43)	$(0.41)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING: BASIC AND DILUTED	79,224	67,921	78,619	62,594

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

NET LOSS	$(16,741)	$(9,951)	$(41,329)	$(30,979)
Other comprehensive loss, net of tax:
Change in foreign currency translation and other comprehensive income/(loss) from equity investments:
Foreign currency translation gain/(loss)	44	(67)	(273)	(216)
Unrealized loss on available-for-sale securities, net of taxes	-	(1)	-	(3)
COMPREHENSIVE LOSS	(16,697)	(10,019)	(41,602)	(31,198)
Less: Comprehensive loss attributable to non-controlling interest	(3,115)	(1,683)	(7,762)	(5,151)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIOTIME, INC. BEFORE PREFERRED STOCK DIVIDEND	(13,582)	(8,336)	(33,840)	(26,047)
Preferred stock dividend	(363)	(34)	(415)	(34)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(13,945)	$(8,370)	$(34,255)	$(26,081)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(33,567)	$(25,828)
Net loss allocable to non-controlling interest	(7,762)	(5,151)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	776	794
Amortization of intangible assets	3,942	4,104
Amortization of deferred consulting fees	-	19
Amortization of deferred license fees	85	82
Amortization of prepaid rent in common stock	63	42
Stock-based compensation	7,189	3,321
Amortization of discount on related party convertible debt	182	4
Loss on sale or write-off of equipment	-	9
Write-off for uncollectible receivables	-	(16)
Deferred income tax benefit	(3,395)	(5,175)
Contingently issuable subsidiary warrants in lieu of investor relations expenses	65	-
Changes in operating assets and liabilities:
Accounts receivable, net	(114)	(86)
Grant receivable	212	66
Inventory	6	(75)
Prepaid expenses and other current assets	(621)	(114)
Other long-term assets	(100)	-
Accounts payable and accrued liabilities	512	(1,545)
Accrued interest on related party convertible debt	14	1
Other long-term liabilities	(9)	(124)
Deferred grant income	1,869	-
Deferred rent liabilities	(2)	(14)
Lease liability, noncurrent	(12)	-
Deferred revenues	70	(58)
Net cash used in operating activities	(30,597)	(29,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(514)	(497)
Payments on construction in progress	(3,830)	-
Loan receivable	(500)	-
Proceeds from the sale of equipment	-	4
Security deposit paid, net	(9)	(306)
Cash used in investing activities	(4,853)	(799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	621	220
Proceeds from sale of preferred stock	-	3,500
Proceeds from issuance of common shares	8,578	14,724
Fees paid on sale of common shares	-	(298)
Proceeds from exercise of warrants	19	-
Proceeds from exercise of subsidiary stock options	27	-
Proceeds from sale of treasury shares	576	-
Proceeds from exercise of subsidiary warrants	11,700	-
Proceeds from sale of treasury shares and issuance of subsidiary warrants	-	13,582
Proceeds from sale of subsidiary common shares	11,586	468
Fees paid on sale of subsidiary common shares	(597)	-
Reimbursement from landlord on construction in progress	2,564	-
Proceeds from issuance of related party convertible debt	188	467
Repayment of capital lease obligation	(31)	(13)
Net cash provided by financing activities	35,231	32,650

Effect of exchange rate changes on cash and cash equivalents	110	(186)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(109)	1,921
CASH AND CASH EQUIVALENTS:
At beginning of the period	29,487	5,495
At end of the period	$29,378	$7,416

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization, Basis of Presentation, and Liquidity

General – BioTime is a biotechnology company focused on the field of regenerative medicine; specifically human embryonic stem (“hES”) cell and induced pluripotent stem (“iPS”) cell technology. Regenerative medicine refers to therapies based on stem cell technology that are designed to rebuild cell and tissue function lost due to degenerative disease or injury. hES and iPS cells provide a means of manufacturing every cell type in the human body and therefore show considerable promise for the development of a number of new therapeutic products. BioTime and its subsidiaries are developing stem cell products for research and therapeutic use. BioTime’s primary therapeutic products are based on its HyStem® hydrogel technology and include Renevia™ a product currently in clinical trials in Europe to facilitate cell transplantation. Asterias Biotherapeutics, Inc. (“Asterias,” NYSE MKT: AST) is developing pluripotent stem-cell based therapies in neurology and oncology, including AST-OPC1 neural cells in spinal cord injury, and AST-VAC2, a pluripotent stem cell-derived cancer vaccine. OncoCyte Corporation (“OncoCyte”) is developing products and technologies to diagnose cancer. ES Cell International Pte Ltd. (“ESI”), a Singapore private limited company, is providing its National Institutes of Health (“NIH”) approved hES cell lines, manufactured under current good manufacturing practices (“cGMP”), to researchers focused on pre-clinical applications through BioTime’s ESI BIO division. OrthoCyte Corporation (“OrthoCyte”) is developing therapies to treat orthopedic disorders, diseases and injuries. ReCyte Therapeutics, Inc. (“ReCyte Therapeutics”) is developing therapies to treat a variety of cardiovascular and related ischemic disorders, as well as related products for research. Cell Cure Neurosciences Ltd. (“Cell Cure Neurosciences”) is an Israel-based biotechnology company focused on developing stem cell-based therapies for retinal and neurological disorders, including the development of retinal pigment epithelial cells for the treatment of macular degeneration. Research products and services are marketed through LifeMap Sciences, Inc. (“LifeMap Sciences”) and BioTime’s ESI BIO division. LifeMap Sciences markets, sells and distributes GeneCards®, the leading human gene database and an integrated database suite that includes GeneCards®, the LifeMap Discovery® database of embryonic development, stem cell research and regenerative medicine, and MalaCards, the human disease database, and the analysis tools VarElect, a powerful, yet easy-to-use application for prioritizing gene variants resulting from next generation sequencing experiments, and GeneAnalytics™, a novel gene set analysis tool. LifeMap Sciences’ subsidiary LifeMap Solutions, Inc. (“LifeMap Solutions”) is developing mobile health software products in partnership with the Icahn Institute for Genomics and Multiscale Biology.

BioTime is focusing a portion of its efforts in the field of regenerative medicine on the development and sale of advanced human stem cell products and technologies that can be used by researchers at universities and other institutions, at companies in the bioscience and biopharmaceutical industries, and at other companies that provide research products to companies in those industries. These products are developed internally or in conjunction with BioTime’s subsidiaries and marketed through BioTime’s ESI BIO division. Products for the research market generally can be sold without regulatory (United States Food and Drug Administration (“FDA”)) approval, and are therefore relatively near-term business opportunities when compared to therapeutic products. See Note 12.

Until 2008, BioTime principally developed blood plasma volume expanders and related technology for use in surgery, emergency trauma treatment and other applications. BioTime’s operating revenues are now derived primarily from research grants, from licensing fees and advertising from the marketing of the LifeMap Sciences database products, and from the sale of products for research.

The unaudited condensed consolidated interim balance sheet as of September 30, 2015, the unaudited condensed consolidated interim statements of operations and statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and the unaudited condensed consolidated interim statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared by BioTime’s management in accordance with the instructions from Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015 have been made. The consolidated balance sheet as of December 31, 2014 is derived from the Company’s annual audited financial statements as of that date. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results anticipated for any other interim period or for the full year of 2015.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by regulations of the Securities and Exchange Commission (“SEC”) except for the consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements. Certain previously furnished amounts have been reclassified to conform to presentations made during the current periods. These condensed consolidated interim financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014, the audited annual financial statements of OncoCyte for the year ended December 31, 2014 filed in a registration statement on Form 10 on October 7, 2015, and the OncoCyte unaudited condensed interim financial statements as of, and for the six months ended, June 30, 2015 filed in a registration statement on Form 10 on October 7, 2015 (see Note 12).

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

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects BioTime’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its subsidiaries as of September 30, 2015.

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
		62.5%(1)	Israel
ES Cell International Pte Ltd	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Biomedical, gene, disease, and stem cell databases and tools	77.9%	USA
LifeMap Sciences, Ltd.	Biomedical, gene, disease, and stem cell databases and tools	(2)	Israel
LifeMap Solutions, Inc.	Mobile health software applications	(2)	USA
OncoCyte Corporation(4)	Developing proprietary non-invasive, liquid biopsy and diagnostics for lung, breast and bladder cancers	74.9%	USA
OrthoCyte Corporation	Orthopedic diseases and injuries, including bone grafting, chronic back pain and osteoarthritis	100.0%(3)	USA
ReCyte Therapeutics, Inc.	Research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders, ischemic conditions and brown adipocytes for type-2 diabetes and obesity	94.8%	USA

(1)	Includes shares owned by BioTime, Asterias, and ESI.

(2)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.

(3)	Includes shares owned by BioTime and Asterias.

(4)	See Note 12 regarding OncoCyte’s October 7, 2015, filing of a registration statement on Form 10 with the SEC in connection with BioTime’s planned distribution of shares of OncoCyte common stock to holders of BioTime common shares, on a pro rata basis.

All material intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2015, BioTime consolidated Asterias, ReCyte Therapeutics, OncoCyte, OrthoCyte, ESI, Cell Cure Neurosciences, BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, LifeMap Sciences, Ltd., and LifeMap Solutions as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest is reflected as a separate element of shareholders' equity on BioTime’s consolidated balance sheets.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2015, BioTime had an accumulated deficit of $215.8 million, working capital of $24.0 million and shareholders’ equity of $60.9 million. BioTime has evaluated its projected cash flows for it and its subsidiaries and believes that its cash and cash equivalents of $29.4 million as of September 30, 2015 and the $25.5 million BioTime raised through the sale of 8,130,612 common shares during October 2015 will be sufficient to fund its operations at least through December 31, 2016. See Note 12. However, clinical trials being conducted by BioTime’s subsidiaries, Asterias and Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If either Asterias or Cell Cure Neurosciences were to lose its grant funding it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trials.

Certain significant risks and uncertainties – The operations of BioTime and its subsidiaries are subject to a number of factors that can affect their operating results and financial condition. Such factors include but are not limited to, the following: the results of clinical trials of their respective therapeutic product, diagnostic test, and medical device candidates; their ability to obtain FDA and foreign regulatory approval to market their respective therapeutic and medical device product candidates and diagnostic tests; their ability to develop new stem cell research products and technologies; competition from products manufactured and sold or being developed by other companies; the price and demand for their products; their ability to obtain additional financing and the terms of any such financing that may be obtained; their ability to negotiate favorable licensing or other manufacturing and marketing agreements for their products; the availability of ingredients used in their products; and the availability of reimbursement for the cost of their therapeutic products, diagnostic tests and medical devices (and related treatments) from government health administration authorities, private health coverage insurers, and other organizations.

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

Trade accounts and grants receivable, net – Net trade receivables amounted to approximately $664,000 and $549,000 and grants receivable amounted to approximately $280,000 and $493,000 as of September 30, 2015 and December 31, 2014, respectively. Net trade receivables include allowance for doubtful accounts of approximately $101,000 as of September 30, 2015 and December 31, 2014 for those amounts deemed uncollectible by BioTime. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Warrants to purchase common stock – BioTime generally accounts for warrants issued in connection with equity financings as a component of equity. None of the warrants issued by BioTime as of September 30, 2015 include a conditional obligation to issue a variable number of shares; nor was there a deemed possibility that BioTime may need to settle the warrants in cash.

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

Foreign currency translation and other comprehensive loss, foreign currency transaction gains and losses – In countries in which BioTime operates, where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2015 other comprehensive loss includes foreign currency translation gains and losses of $44,000 and $273,000, respectively. For the three and nine months ended September 30, 2014 comprehensive loss includes foreign currency translation loss of $67,000 and $216,000, respectively.

For transactions denominated in other than the functional currency of BioTime, transactional gains and losses are recorded in other income and expense included in the condensed consolidated statements of operations. Foreign currency transaction loss amounted to $430,000 and $353,000, respectively, for the three and nine months ended September 30, 2015, and an $88,000 loss and $92,000 gain, respectively for the three and nine months ended September 30, 2014.

Income taxes – BioTime accounts for income taxes in accordance with GAAP requirements, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Financial Accounting Standards Board (“FASB”) guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Beginning October 1, 2013, Asterias began filing separate U.S. federal income tax returns but effectively BioTime combined Asterias’ tax provision with BioTime’s consolidated financial statements. For California, Asterias’ activity for 2013 and 2014 have been included in BioTime’s combined tax return. BioTime recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of September 30, 2015 and 2014. BioTime files a U.S. federal income tax return as well as various state and foreign income tax returns. In general, BioTime is no longer subject to tax examination by major taxing authorities for years before 2010. Although the statute is closed for purposes of assessing additional income and tax in those years, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years. Therefore the statute should be considered open as it relates to the net operating loss and credit carryforwards. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

An income tax benefit of approximately $3.4 million was recorded for the nine months ended September 30, 2015, of which approximately $3.6 million of the benefit was related to federal, offset by $214,000 related to state taxes. For the same period in 2014, an income tax benefit of approximately $5.2 million was recorded, of which approximately $3.6 million of the benefit was related to federal and $1.6 million to state taxes.

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

During the first six months of 2014, OncoCyte sold 86,156 BioTime common shares in open market transactions that resulted in a taxable gain of approximately $300,000. This taxable gain was fully offset by current operating losses, thus resulting in no income taxes due from the sale. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. OncoCyte established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

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

Loss per share – BioTime applies the two-class method for calculating basic earnings per share. Under the two-class method, net income, if any, will be reduced by preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities are comprised of Series A convertible preferred stock and participate in dividends, whether declared or not. Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of shares of common stock outstanding, net of unvested restricted stock subject to repurchase by BioTime, if any, during the period. For periods in which BioTime reported a net loss, the participating securities are not contractually obligated to share in the losses of BioTime, and accordingly, no losses have been allocated to the participating securities. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options and warrants, using the treasury-stock method, and Series A convertible preferred stock, using the if-converted method. Because BioTime reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock are antidilutive for those periods. Diluted net loss per share for the three and nine months ended September 30, 2015 excludes any effect from 4,718,942 treasury shares, 4,698,064 options and 9,190,782 warrants and for the three and nine months ended September 30, 2014 excludes any effect from 5,398,542 treasury shares, 3,420,068 options and 9,195,002 warrants, because their inclusion would be antidilutive.

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

3.	Inventory, net

BioTime held $247,000 and $253,000 of raw materials and finished goods products on-site at its corporate headquarters in Alameda, California at September 30, 2015 and December 31, 2014, respectively. Finished goods products of $13,000 were held by a third party on consignment at September 30, 2015 and December 31, 2014.

4.	Equipment, net and construction in progress

At September 30, 2015 and December 31, 2014, equipment, furniture and fixtures, and construction in progress were comprised of the following (in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014
Equipment, furniture and fixtures	$5,383	$4,871
Construction in progress	4,604	406
Accumulated depreciation	(3,206)	(2,419)
Equipment, net and construction in progress	$6,781	$2,858

Depreciation expense amounted to $776,000 and $794,000 for the nine months ended September 30, 2015 and 2014, respectively.

Construction in progress

Construction in progress of $4.6 million as of September 30, 2015 entirely relates to the improvements for Asterias' Fremont facility. Under the terms of the lease agreement, the landlord has provided Asterias with a tenant improvement allowance of up to $4.4 million, which Asterias is using to construct a laboratory and production facility that can be used to produce human embryonic stem cell and related products under cGMP. Of the $4.6 million, $4.1 million qualifies for reimbursement under the tenant improvement allowance with $0.3 million remaining under this allowance. As of September 30, 2015, Asterias received $2.6 million from the landlord. Reimbursable amounts due to Asterias but not yet paid by the landlord as of period end are recorded as a landlord receivable with a corresponding increase to lease liability since Asterias has contractually earned the right to receive that payment. The facility is expected to be substantially completed and placed into service in the fourth quarter of 2015.

5.	Intangible assets, net

At September 30, 2015 and December 31, 2014, intangible assets were comprised of the following (in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014
Intangible assets	$52,562	$52,562
Accumulated amortization	(17,656)	(13,714)
Intangible assets, net	$34,906	$38,848

BioTime amortizes its intangible assets generally over an estimated period of 10 years on a straight-line basis. BioTime recognized $3.9 million and $4.1 million in amortization expense of intangible assets, included in research and development, during the nine months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, future amortization of deferred license fees described above was as follows (in thousands):

Year Ended December 31,	Deferred License Fees
2015	$34
2016	125
2017	120
2018	83
2019	34
Thereafter	75
Total	$471

The current portion in the amount of $119,000 is included in prepaid expenses and other current assets. The noncurrent portion in the amount of $352,000 is included in deferred license fees.

7.	Accounts Payable and Accrued Liabilities

At September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014
Accounts payable	$1,934	$2,297
Accrued expenses	4,729	3,125
Accrued bonuses	804	964
Other current liabilities	326	417
Total	$7,793	$6,803

8.	Commitments and Related Party Transactions

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at an amount that approximates his cost.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias common stock to two investors for $12.5 million in cash. Broadwood Partners, L.P. (“Broadwood”), purchased 1,000,000 of the BioTime common shares with 1,000,000 Asterias warrants and a trust previously established by George Karfunkel purchased 4,000,000 of the BioTime common shares with 4,000,000 Asterias warrants. Asterias received $11.7 million when the warrants were exercised in May 2015. Broadwood is BioTime’s largest shareholder and one of its directors, Neal C. Bradsher, is President, and one of Asterias’ directors, Richard T. LeBuhn, is Senior Vice President, of Broadwood Capital, Inc., the investment manager of Broadwood.

In February 2015, Asterias raised approximately $5.5 million in aggregate gross proceeds from the sale of 1,410,255 shares of its common stock at a price of $3.90 per share through an underwritten public offering and a private placement. Broadwood, British & American Investment Trust PLC and Pedro Lichtinger purchased an aggregate of 1,025,640 of the shares. Pedro Lichtinger is Asterias’ Chief Executive Officer and a member of its Board of Directors. British & American Investment Trust PLC is an affiliate of a stockholder of Asterias and BioTime.

In April 2015, Cell Cure Neurosciences issued certain convertible notes (the “Convertible Notes”) to a Cell Cure Neurosciences shareholder other than BioTime in the principal amount of $188,000. In July and September 2014, Cell Cure Neurosciences issued Convertible Notes to two Cell Cure Neurosciences shareholders other than BioTime in the principal amount of $471,000. One of the Cell Cure Neurosciences shareholders who acquired Convertible Notes is considered a related party. The functional currency of Cell Cure Neurosciences is the Israeli New Shekel, however the Convertible Notes are payable in United States dollars. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure Neurosciences ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure Neurosciences ordinary shares and not with cash. The conversion feature of the Convertible Notes is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure Neurosciences ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated $41.00 per share fair value of Cell Cure Neurosciences ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature equal to the intrinsic value is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding reduction to the carrying value of the convertible debt instrument. In the case of the Convertible Notes, this reduction represents a debt discount equal to the principal amount of $659,000 on the issuance dates. This debt discount will be amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate of 23%. At September 30, 2015, the carrying value of the Convertible Notes was $255,000, comprised of principal and accrued interest of $676,000, net of unamortized debt discount of $421,000.

In May 2015, OncoCyte entered into Subscription Agreements with two of its investors (the “Investors”) and BioTime (the “Subscription Agreements”). Under the Subscription Agreements, OncoCyte sold 3,000,000 shares of its common stock for $3.3 million in cash to the Investors, 1,000,000 shares of which were sold to George Karfunkel, a beneficial owner of more than 5% of the outstanding common shares of BioTime.

In June 2015, after the sale of stock under the Subscription Agreements described above was completed, OncoCyte and the Investors entered into a second agreement. Under the second agreement, the Investors agreed that if on or before June 30, 2016 OncoCyte conducts another rights offering to its shareholders at a pre-offer valuation of at least $40.0 million the Investors will purchase shares in that offering with an aggregate purchase price equal to the lesser of (a) a percentage of total amount of capital which OncoCyte then seeks to raise in the rights offer and in any concurrent offering to third parties equal to the Investors’ aggregate pro rata share of the outstanding OncoCyte common stock on the record date for the rights offering, determined on a fully diluted basis, and (b) $3.0 million, or such lesser amount requested by OncoCyte. Under the second agreement, OncoCyte agreed that if shares of OncoCyte common stock are not publicly traded on any stock exchange or over the counter market by January 15, 2016, OncoCyte will issue to the Investors, warrants to purchase, in the aggregate, 3,000,000 shares of OncoCyte common stock at an exercise price of $0.01 per share. If issued, the warrants will expire on December 31, 2016. See Note 12.

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

For accounting purposes, the contingently issuable warrants, under the second agreement described above, are considered issued in June 2015 and classified as equity. OncoCyte estimated the issue date fair value of the warrants using a Black-Scholes valuation model and management believes that there is a low probability of not satisfying the contingency and having to issue the warrants. Accordingly, the probability-adjusted, fair value of the warrants was $65,400 on the issuance date and recognized as a general and administrative expense, with a corresponding increase to common stock equity. Since the warrants are classified as equity and are considered issued for accounting purposes as of June 30, 2015, no further remeasurement of the warrants’ fair value has been made in subsequent periods for financial statement reporting purposes.

In September 2015, BioTime sold 2,607,401 common shares at an offering price of $3.29 per share, for an aggregate purchase price of $8.6 million. Broadwood purchased 2,431,611 of the shares sold. The price per share was the closing price of the common shares on the NYSE MKT on September 11, 2015, the last trading day before BioTime and the investors entered into purchase agreements for the sale of the shares. BioTime used $8.35 million of the proceeds to purchase additional shares of OncoCyte common stock through a subscription rights offer made by OncoCyte to its stockholders.

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

In August 2015, to accommodate BioTime’s listing application to the Tel Aviv Stock Exchange (the “TASE”) BioTime and the BioTime preferred stock holders entered into a Preferred Stock Conversion Agreement (“PSCA”) whereby all of the 70,000 shares of Series A convertible preferred stock (“Series A Preferred Stock”) were converted into BioTime common shares at a conversion price of $4.00 per share, a conversion ratio of 12.5 common shares for each share of Series A Preferred Stock. In connection with the PSCA BioTime delivered to the holders of the Series A Preferred Stock promissory notes for the net present value amount of the 3% dividends that the Series A Preferred Stock holders would have received if they held their shares of Series A Preferred Stock until March 4, 2019 (the mandatory conversion date under the terms of the Series A Preferred Stock) rather than converting those shares into common shares during August 2015. Payments of principal and interest on the promissory notes will be made semi-annually, from July 2015 through March 4, 2019. The issuance date fair value of the promissory notes was approximately $363,000, representing the net present value of cash payments to be made to the former preferred stock holders under the terms of the promissory notes.

In connection with the original issuance of the Series A Preferred Stock, BioTime entered into Option Agreements with the purchasers of the Series A Preferred Stock granting them the option to exchange shares of their Series A Preferred Stock for a portion of the shares of LifeMap Sciences common stock held by BioTime (“Original Option”).  Pursuant to the PSCA, BioTime agreed that the former holders of Series A Preferred Stock may tender BioTime common shares in lieu of Series A Preferred Stock if they elect to exercise their option to acquire shares of LifeMap Sciences common stock from BioTime (“PSCA Option”).

BioTime accounted for the PSCA as an induced conversion of preferred stock in accordance with ASC 260-10-S99-2, Earnings Per Share – SEC Materials, and recorded a charge to equity for the aggregate fair value of $363,000 of promissory notes issued as additional consideration issued to the former preferred stock holders as part of the inducement offer. The option fair value to tender one BioTime share of common stock in exchange for one LifeMap common stock was determined by BioTime to be immaterial to BioTime’s consolidated financial statements at the issuance date. The $363,000 charge to equity was included as dividends on preferred shares and increased net loss attributable to BioTime common shareholders on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015. BioTime performed a valuation of the Original Option and the PSCA Option and determined that there was no excess value between the fair value of the PSCA Option and the fair value of the Original Option on the conversion date.

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value. As of September 30, 2015, BioTime had 86,763,528 issued and 82,044,586 outstanding common shares. As of December 31, 2014, BioTime had 83,121,698 issued and 78,227,756 outstanding common shares. The difference of 4,718,942 and 4,893,942 common shares as of September 30, 2015 and December 31, 2014, respectively is attributed to shares held by BioTime subsidiaries that are accounted for as treasury stock on the condensed consolidated balance sheet.

During the nine months ended September 30, 2015 and 2014, BioTime granted 1,100,000 and 1,410,000 options, respectively, under its 2012 Equity Incentive Plan.

During the nine months ended September 30, 2015, 155,532 options and 3,897 warrants were exercised for gross proceeds of $621,000 and $19,000, respectively.

10.	Sales of BioTime Common Shares by Subsidiaries

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries.

During September 2015 certain BioTime subsidiaries sold 175,000 BioTime common shares for gross proceeds of $576,000 at the prevailing market price. The proceeds of the sale of BioTime shares by BioTime’s subsidiaries belong to those subsidiaries.

During June 2014, Asterias sold 5,000,000 of its BioTime common shares with warrants to purchase 5,000,000 shares of Asterias common stock to two investors for $12.5 million in cash. See Note 8.

11.	Segment Information

BioTime’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, BioTime’s executive management team has viewed BioTime’s operations as one segment that includes, the research and development of therapeutic products for oncology, orthopedics, retinal and neurological diseases and disorders, blood and vascular system diseases and disorders, blood plasma volume expansion, diagnostic products for the early detection of cancer, and hydrogel products that may be used in in the delivery of cell therapies and other bioactive substances, and products for human embryonic stem cell research. As a result, the financial information disclosed materially represents all of the financial information related to BioTime’s sole operating segment.

12.	Subsequent Events

Effective September 8, 2015, BioTime common shares were approved for listing on the TASE and are now dual listed on the TASE and NYSE MKT.  In connection with the TASE listing, BioTime common shares are now included in certain TASE stock indexes. During October 2015, BioTime sold 6,530,612 common shares for $20.4 million in the aggregate to certain investment funds in Israel that hold shares of companies that are included within certain stock indexes of the TASE. The $3.13 purchase price per share was determined with reference to the closing price of BioTime common shares on the TASE on the date of sale. In addition, OncoCyte sold 246,356 BioTime common shares at the same price to one of the Israeli investment funds.

In October 2015, BioTime sold 1,600,000 common shares to Broadwood for $5.1 million. The $3.19 price of price per share was the closing price of the common shares on the NYSE MKT on October 1, 2015, the last trading day before BioTime and Broadwood entered into a purchase agreement for the sale of the shares.

On October 7, 2015, OncoCyte filed a registration statement on Form 10 with the SEC in connection with BioTime’s planned distribution of shares of OncoCyte common stock to holders of BioTime common shares, on a pro rata basis. BioTime’s board of directors has not yet determined the number of shares of OncoCyte common stock to distribute, the record date for determining holders of BioTime common shares entitled to receive OncoCyte common stock in the distribution, or the date on which the distribution will take place.

On October 8, 2015, Asterias entered into a Services Agreement (the "Services Agreement") with Cell Therapy Catapult Services Limited ("Catapult"), a research organization specializing in the development of technologies which speed the growth of the cell and gene therapy industry. Under the Services Agreement, Catapult will license to Asterias, certain background intellectual property (the "License") and will develop a scalable manufacturing and differentiation process for Asterias' human embryonic stem cell derived AST-VAC2 allogeneic (non-patient specific) dendritic cancer vaccine development program. In consideration for the License and Catapult's performance of services, Asterias agreed to make aggregate payments of up to GBP £4,350,000 (approximately $6.6 million based on the foreign currency exchange rates on October 8, 2015) over the next five years. At the option of Asterias, up to GBP £3,600,000 (approximately up to $5.5 million based on the foreign currency exchange rates on October 8, 2015) of such payments may be settled in shares of Asterias Series A Common Stock.

On November 5, 2015 BioTime, ESI and ReCyte Therapeutics entered into an Asset Contribution Agreement with Hepregen, Inc. (“Hepregen”) related to the organization of a new company, Ascendance Biotechnology, Inc. (“Ascendance”). Under the Asset Contribution Agreement, Hepregen has agreed to contribute substantially all of its assets and BioTime, ESI and ReCyte Therapeutics have agreed to contribute certain assets and to license certain patents and other intellectual property to Ascendance in exchange for shares of Ascendance common stock. Ascendance will also assume substantially all of Hepregen’s contracts and liabilities and will assume certain liabilities related to the assets contributed by BioTime. Hepregen is engaged in the business of manufacturing and selling proprietary products and services that assay new drug candidates for potential toxicity utilizing liver cells on proprietary test plates. The assets to be contributed and the patents and intellectual property to be exclusively licensed to Ascendance by BioTime, ESI and ReCyte Therapeutics include research products presently sold by BioTime through its ESI-BIO division, and certain technology that Ascendance may use to derive liver cells and cardiomyocytes from BioTime human embryonic progenitor cell lines or ESI human embryonic stem cell lines for use in the drug toxicity assay products and services, as well as products for research purposes, that it plans to market. BioTime and its subsidiaries will initially own a majority of the shares of Ascendance common stock. The transaction is expected to close during November 2015.

Upon the close of the Asset Contribution Agreement, BioTime will account for this transaction as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. BioTime and its subsidiaries will own a majority of the shares of Ascendance common stock and consolidate the results and financial statements of Ascendance as of the closing date. As of September 30, 2015, BioTime loaned $500,000 to Hepregen as an interest bearing, short-term advance that will be included as part of the total business combination consideration paid to the former Hepregen shareholders upon the close of the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 and related notes included elsewhere in this Quarterly Report on Form 10-Q. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this report and in our Annual Report on Form 10-K, particularly in "Risk Factors."

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Our net loss attributable to BioTime for the three and nine months ended September 30, 2015 amounted to $13.6 million and $33.6 million, respectively. Net loss attributable to BioTime for the same periods in 2014 amounted to $8.3 million and $25.8 million, respectively.

Revenue

The following tables show certain information about our revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		$ Increase		% Increase
	2015	2014
License fees	$343	$285	$	+58	+20%
Royalty from product sales	357	148		+209	+141%
Grant income	1,466	648		+818	+126%
Sales of research products and services	140	110		+30	+27%
Total revenues	2,306	1,191		+1,115	+94%
Cost of sales	(432)	(231)		+201	+87%
Total revenues, net	1,874	960		+914	+95%

	Nine Months Ended September 30,		$ Increase		% Increase
	2015	2014
License fees	$1,020	$880	$	+140	+16%
Royalty from product sales	631	322		+309	+96%
Grant income	3,596	1,863		+1,733	+93%
Sales of research products and services	328	300		+28	+9%
Total revenues	5,575	3,365		+2,210	+66%
Cost of sales	(957)	(614)		+343	+56%
Total revenues, net	4,618	2,751		+1,867	+68%

Our license fee revenues amounted to $343,000 and $1,020,000 for the three and nine months ended September 30, 2015, respectively. License fee revenues for the same periods in 2014 amounted to $285,000 and $880,000, respectively. License fee revenues for the three and nine months ended September 30, 2015 and 2014 entirely represent subscription and advertising revenues from LifeMap Science’s online database business primarily related to its GeneCards® database.

Our royalty revenues from product sales for the three and nine months ended September 30, 2015 primarily consist of royalties earned by Asterias under various license agreements. Royalties from Hospira from the sale of Hextend® are due ninety (90) days after the end of each calendar quarter and are recognized as revenue during the quarter in which we receive payment or a royalty report from Hospira. Royalties on Hextend® sales by Hospira during the three month period ended June 30, 2015 have not yet been paid or reported.

The following table summarizes our royalty revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asterias	353	85	528	167
BioTime	4	63	103	155
Total royalty revenues	357	148	631	322

Total grant revenue for the three and nine months ended September 30, 2015 were $1.5 million and $3.6 million, respectively, representing increases of approximately 126% and +93% over grant revenues for the respective periods in the prior year. Grant revenue for the three and nine months ended September 30, 2015 included; $1.1 million and $2.4 million, respectively, recognized by Asterias from a grant awarded by the California Institute for Regenerative Medicine (“CIRM”); $135,000 and $445,000, respectively from three grants awarded to us by the National Institutes of Health (“NIH”) of which two expired during August 2015 and the third will expire in May 2016; and $262,000 and $745,000, respectively, recognized by Cell Cure Neurosciences from grants awarded by the Office of the Chief Scientist of Israel.

Cost of sales for the three and nine months ended September 30, 2015 increased by approximately $201,000 and $343,000 compared to the comparative period last year, in line with the increase in license fees and sales of research products and services. Grant income and royalty from product sales do not have correlating cost of sales.

Expenses

The following tables show our operating expense for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		$ Increase		% Increase
	2015	2014
Research and development expenses	$(11,433)	$(8,836)	$	+2,597	+29%
General and administrative expenses	(7,545)	(4,262)		+3,283	+77%

	Nine Months Ended September 30,		$ Increase		% Increase
	2015	2014
Research and development expenses	$(29,816)	$(26,268)	$	+3,548	+14%
General and administrative expenses	(18,911)	(12,764)		+6,147	+48%

Research and development expenses – Research and development expenses were $11.4 million and $29.8 million, respectively, for the three and nine months ended September 30, 2015 and $8.8 million and $26.3 million for the same periods in 2014. The increase in research and development expenses of $2.6 million during three months ended September 30, 2015 compared to the same period in 2014 is primarily attributable to the following increases in expense: $1.5 million of employee compensation, including stock-based compensation and related costs reflecting in part increased staffing at BioTime, OncoCyte and at LifeMap Sciences’ subsidiary LifeMap Solutions; $1.6 million of consulting and outside research and services primarily related to regulatory and clinical trials of Asterias’ AST-OPC1 and OncoCyte’s cancer diagnostic tests; $146,000 of rent and facilities maintenance related expenses; and $78,000 of recruiting expenses. These increases were in part offset by a reduction of $750,000 of Cell Cure Neurosciences’ related expenses, and $129,000 of patent, license, and trademark related fees.

The increase in research and development expenses of $3.5 million during nine months ended September 30, 2015 compared to the same period in 2014 is primarily attributable to the following increases in expense: $2.3 million of employee compensation, including stock-based compensation and related costs; $2.4 million of consulting and outside research and services primarily related to regulatory and clinical trials of Asterias’ AST-OPC1 and OncoCyte’s cancer diagnostic tests; $322,000 of rent and facilities maintenance related expenses; $141,000 of travel and entertainment related expenses; $179,000 of recruiting expenses; $162,000 of amortization of intangible assets; $139,000 of contract manufacturing related expenses; and $123,000 of equipment rental and equipment maintenance related expenses. These increases were in part offset by a reduction of $1.5 million of Cell Cure Neurosciences’ related expenses and $463,000 of patent, license, and trademark related fees.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the nine months ended September 30, 2015 and 2014 (in thousands).

		Amount(1)		Percent
Company	Program	2015	2014	2015	2014
Asterias	hESC-based cell therapy and immunotherapy programs	$11,839	$7,910	39.7%	30.1%
BioTime	Hextend®	$41	$49	0.1%	0.2%
BioTime	3D Culture	$-	$128	0.0%	0.5%
BioTime	Renevia™ and HyStem® hydrogel products	$2,774	$4,487	9.3%	17.1%
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	$3,587	$2,397	12.0%	9.1%
Cell Cure Neurosciences	OpRegen®, OpRegen®-Plus, and neurological disease therapies	$2,729	$4,182	9.2%	15.9%
LifeMap Sciences	Database and mobile health software applications	$3,792	$2,754	12.7%	10.5%
OncoCyte	Cancer diagnostics	$3,675	$2,744	12.3%	10.4%
OrthoCyte	Orthopedic therapy	$468	$552	1.6%	2.1%
ReCyte Therapeutics	Cardiovascular therapy	$911	$1,065	3.1%	4.1%
Total		$29,816	$26,268	100.0%	100.0%

(1)	Amount also includes research and development expenses incurred directly by the applicable subsidiary and certain general research and development expenses, such as laboratory supplies, laboratory expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

General and administrative expenses – General and administrative expenses for the three and nine months ended September 30, 2015 increased to $7.5 million and $18.9 million, respectively, from $4.3 million and $12.8 million for the same periods in 2014. The increase in general and administrative expenses of $3.2 million and $6.1 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is in part a result of increased staffing at BioTime, OncoCyte and at LifeMap Sciences’ subsidiary LifeMap Solutions resulting in increases of $1.4 million and $2.3 million in employee compensation during those periods.

General and administrative expenses for the three months ended September 30, 2015 also reflect the following expense increases: $1.4 million of employee compensation, including employee bonus accruals, stock-based compensation and related costs; $455,000 of general consulting expenses; $315,000 of accounting, audit and tax related expense; $247,000 in legal expenses; $237,000 of cash and stock-based compensation to our independent directors; $184,000 of investor and public relations related expenses; $176,000 of recruiting expenses; $113,000 of travel and entertainment expenses; and $88,000 of stock-based compensation to consultants.

General and administrative expenses for the nine months ended September 30, 2015 reflect the following expense increases: $2.3 million of employee compensation, including employee bonus accruals, stock-based compensation and related costs; $799,000 of general consulting expenses; $637,000 of investor and public relations related expenses; $548,000 of legal expenses; $480,000 of stock-based compensation to consultants; $359,000 of accounting, audit and tax related expense; $342,000 of cash and stock-based compensation to our independent directors; $346,000 of recruiting expenses; $173,000 of travel and entertainment expenses; and a net increase of $101,000 of miscellaneous other expenses. These increases were in part offset by a reduction of $201,000 of Cell Cure Neurosciences’ related expenses.

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

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the nine months ended September 30, 2015 and 2014 (in thousands).

	Amount(1)		Percent
Company	2015	2014	2015	2014
BioTime	$6,104	$4,789	32.3%	37.5%
Asterias	$4,769	$4,108	25.2%	32.2%
BioTime Asia	$8	$12	0.1%	0.1%
Cell Cure Neurosciences	$444	$534	2.3%	4.2%
ESI	$161	$153	0.9%	1.2%
LifeMap Sciences	$4,048	$1,986	21.4%	15.6%
OncoCyte	$2,709	$568	14.3%	4.4%
OrthoCyte	$347	$304	1.8%	2.4%
ReCyte Therapeutics	$321	$310	1.7%	2.4%
Total	$18,911	$12,764	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime for certain general overhead expenses.

Other income/(expense) – Other expense during the three and nine months ended September 30, 2015 and 2014 consists primarily of foreign currency transaction gains and losses recognized by ESI and by Cell Cure Neurosciences.

Income Taxes – An income tax benefit of approximately $3.4 million was recorded for the nine months ended September 30, 2015, of which approximately $3.6 million of the benefit was related to federal offset by adjustment of $214,000 related to state taxes. For the same period in 2014, an income tax benefit of approximately $5.2 million was recorded, of which approximately $3.6 million of the benefit was related to federal and $1.6 million was related to state taxes.

Liquidity and Capital Resources

At September 30, 2015, we had $29.4 million of cash and cash equivalents on hand of which $24.8 million was held by our subsidiaries. During October 2015, we raised an additional $25.5 million and our subsidiary OncoCyte raised an additional $771,000 of equity capital through the sale of 8,376,968 BioTime common shares to certain investors. See Notes 8 and 12 to condensed consolidated interim financial statements.

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

Asterias was awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund its clinical development of AST-OPC1 in 2014. The grant will provide funding for Asterias to conduct a Phase I/IIa clinical trial of AST-OPC1 in subjects with complete cervical spinal cord injury, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to Asterias through July 1, 2018 in accordance with a quarterly disbursement schedule, subject to Asterias attaining certain progress and safety milestones. Asterias received the first payment during October 2014 in the amount of $917,000. Since January 2015, Asterias has received approximately $4.4 million in additional installment payments from CIRM, of which approximately $1.1 million was received during the three months ended September 30, 2015. As the balance of the distributions of the CIRM grant are subject to meeting certain progress and go/no-go milestones, there can be no assurance that Asterias will receive the entire amount granted.

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

During September 2015, OrthoCyte signed a Research and Development Agreement (“R&D Agreement”) and a Licensing Agreement with Heraeus Medical GmbH (“Heraeus”). Under the terms of those agreements, OrthoCyte will undertake a development program for cell-based bone grafting products. Heraeus has agreed to make payments to OrthoCyte upon the attainment of certain product development milestones in the R&D Agreement and royalties on product sales if any products are successfully developed, registered with regulatory authorities and commercialized, including payment of all costs associated with product development activities through the submission of an investigational new drug application. As of September 30, 2015, none of the R&D Agreement milestones were achieved and no amounts were recorded in the BioTime consolidated financial statements.

Cash generated by operations

During the nine months ended September 30, 2015, we received $8.7 million of cash from operations. Our sources of that cash primarily consisted of $2.4 million from the sale of research products and subscription and advertisement revenues, research grants payments of $841,000 to Cell Cure Neurosciences, $4.4 million in grant payments to Asterias from CIRM, and $442,000 in grant payments from the NIH. We also received $631,000 in royalty revenues on product sales by licensees.

Cash used in operations

During the nine months ended September 30, 2015, our total research and development expenditures were $29.8 million and our general and administrative expenditures were $18.9 million. Net loss attributable to BioTime for the nine months ended September 30, 2015 amounted to $33.6 million. Net cash used in operating activities during this period amounted to $30.6 million. The difference between the net loss and net cash used in operating activities during the nine months ended September 30, 2015 was primarily attributable to $7.2 million of stock-based compensation paid to employees, consultants and directors, $3.9 million of amortization of intangible assets, $1.9 million in deferred grant income, $776,000 of depreciation expenses, $512,0000 of accounts payable and accrued liabilities, $85,000 in deferred license and subscription revenues, $182,000 of amortization of discount on convertible debt and $212,000 in grant receivables. This overall difference was offset to some extent by a net loss of $7.8 million allocable to the non-controlling interest in our subsidiaries, $3.4 million of deferred income tax benefit, $114,000 of accounts receivables, and $621,000 of prepaid expenses and other current assets.

Cash flows from investing activities

During the nine months ended September 30, 2015, we used $4.9 million for investing activities. The primary components of this cash payments on construction in progress of $3.8 million, advances to Hepregen of $500,000 to be included as part of total consideration in a business combination to be completed in November 2015 and purchases of equipment totaling $514,000.

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

In September 2015, we raised $8.6 million through the sale of 2,607,401 common shares at an offering price of $3.29 to three of our shareholders. We used $8.35 million of the proceeds to purchase additional shares of OncoCyte common stock. See Note 8 to the condensed consolidated financial statements.

We also received $640,000 in cash from the exercise of employee stock options and certain warrants.

Contractual obligations

As of September 30, 2015, our contractual obligations for the next five years and thereafter were as follows (in thousands):

	Principal Payments Due by Period
Contractual Obligations(1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(2)	$10,068	364	2,910	2,760	4,034
Capital lease(3)	$53	16	37	-	-

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.

(2)	Includes the lease of our principal office and laboratory facilities in Alameda, California, and leases of the offices and laboratory facilities of our subsidiaries Asterias, LifeMap Sciences, and Cell Cure Neurosciences. Also includes three operating leases for lab equipment.

(3)	Includes one capital lease for lab equipment.

Future capital needs

The operations of our subsidiaries will continue to result in an increase in our operating expenses and losses on a consolidated basis, and will increase our need for additional capital on an ongoing basis. OncoCyte plans to lease its own office and laboratory facility and construct a diagnostic testing laboratory which will involve substantial expenses that will add to our losses on a consolidated basis. On October 7, 2015, OncoCyte filed a registration statement on Form 10 with the SEC in connection with our planned distribution of shares of OncoCyte common stock to holders of our common shares, on a pro rata basis. In connection with the planned OncoCyte share distribution, OncoCyte is expected to become a public company and will be incurring costs associated with audits of its financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, and public relations and investor relations. These costs incurred by OncoCyte will be in addition to those incurred by BioTime and Asterias for similar purposes.

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

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We have also sold our common shares to investors located abroad in transactions denominated in a foreign currency. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of September 30, 2015, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

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

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our comprehensive net losses for the nine months ended September 30, 2015 and for the fiscal years ended December 31, 2014, 2013, and 2012 were $33.8 million, $36.3 million, $43.8 million, and $21.4 million, respectively, and we had an accumulated deficit of $215.8 million as of September 30, 2015 and $182.2 million, $145.8 million, and $101.9 million, as of December 31, 2014, 2013, and 2012, respectively. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technologies.

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•	The development of experimental products and technologies we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $29.8 million, during the nine months ended September 30, 2015, and $37.5 million, $26.6 million, and $18.1 million during the fiscal years ended December 31, 2014, 2013, and 2012, respectively, excluding $17.4 million charged as in process research and development expenses during 2013 in accordance with ASC 805-50 on account of Asterias’ acquisition of certain assets from Geron.

•	If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with larger, well-capitalized pharmaceutical companies in order to bear the cost. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept a royalty payment on the sale of the product rather than receiving the gross revenues from product sales.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•	At September 30, 2015, we had $29.4 million of cash and cash equivalents on hand, of which $24.8 million was held by Asterias and other subsidiaries. Although Asterias has raised approximately $20.0 million and OncoCyte has raised $3.3 million of equity capital since January 1, 2015, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•	We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

A patent pertaining to the manufacture of RPE products from pluripotent cells was recently issued to one of our competitors and could adversely impact the rights of Cell Cure Neurosciences to manufacture OpRegen®

The United States Patent and Trademark Office has issued U.S. Patent No 9,080,150 defining the basic universal markers of RPE cells essential for therapeutic use. If the process used by Cell Cure Neuroscience to manufacture RPE cells for OpRegen® were to be determined to infringe issued claims in this patent and if the patent claims were to be determined to be valid, Cell Cure Neurosciences might not be permitted to continue to manufacture OpRegen® and commercialize that product in the United States or other countries in which such patent claims have been issued.

Risks Related to OncoCyte’s Business Operations

OncoCyte has determined that the initial diagnostic tests that it plans to develop and commercialize will be laboratory developed tests (“LDTs”) that will be performed at a diagnostic laboratory that OncoCyte plans to operate. The decision to develop and commercialize LDTs will give rise to certain risks related to the operation of the business of operating a diagnostic laboratory and performing LDTs, including the following risks.

OncoCyte will need to obtain regulatory approval of its diagnostic laboratory facilities

OncoCyte will need to receive certification for its planned diagnostic laboratory under the Clinical Laboratory Improvements Amendment (“CLIA”). In addition to meeting federal regulatory requirements, each state has its own laboratory certification and inspection requirements for a CLIA laboratory that must be met in order to sell diagnostic tests in the state. CLIA licensed laboratories can lose their licenses if problems arise during a periodic regulatory inspection.

The United States Food and Drug Administration (“FDA”) may impose additional regulations for laboratory developed tests such as the ones OncoCyte is developing

The FDA issued two draft guidance documents that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs such as those OncoCyte is developing. If the FDA implements new regulatory measures:

•	OncoCyte may be required to obtain pre-market clearance or approval before selling its diagnostic tests;

•	As a result of required FDA pre-market review, OncoCyte’s tests may not be cleared or approved on a timely basis, if at all;

•	FDA labeling requirements may limit OncoCyte’s claims about its diagnostic tests, which may have a negative effect on orders from physicians;

•	The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission, or filing a pre-market approval application with the FDA; and,

•	If regulatory actions affect any of the reagents OncoCyte obtain from suppliers and use in conducting its tests, its business could be adversely affected in the form of increased costs of testing or delays, limits or prohibitions on the purchase of reagents necessary to perform its testing.

OncoCyte will depend on Medicare and a limited number of private payers for a significant portion of its revenues, and its revenues could decline if these payers fail to provide timely and adequate payment for its diagnostic tests

OncoCyte expects that a substantial portion of the patients for whom it will perform diagnostic tests will have Medicare as their primary medical insurance. Even if OncoCyte’s planned tests are otherwise successful, reimbursement for the Medicare-covered portions of its planned tests might not, without Medicare reimbursement, produce sufficient revenues to enable it to reach profitability and achieve its other commercial objectives.

Medicare and other third-party payers have increased their efforts to control the cost, utilization, and delivery of health care services, and have undertaken measures to reduce payment rates for and decrease utilization of clinical laboratory testing. Because of the cost-trimming trends, any third-party payers that will cover and provide reimbursement for OncoCyte’s diagnostic tests may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to OncoCyte. Any such action could have a negative impact on OncoCyte’s revenues, which may have a material adverse effect on its financial condition, results of operations and cash flows.

Changes in healthcare laws and policies may have a material adverse effect on OncoCyte’s financial condition, results of operations and cash flows

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively “ACA”) substantially changed the way health care is financed by both governmental and private insurers. Among the ACA’s key changes, the ACA reduced payment rates under the Medicare Clinical Laboratory Fee Schedule and established an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending if spending exceeds a target growth rate. Such provisions may negatively impact payment rates for OncoCyte’s diagnostic tests.

The Protecting Access to Medicare Act of 2014 (“PAMA”) significantly altered the payment methodology under the Clinical Laboratory Fee Schedule that determines Medicare coverage for laboratory tests. Under PAMA, clinical laboratories are required to report test payment data for each Medicare-covered clinical diagnostic lab test and beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period.

Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the Medicare Clinical Laboratory Fee Schedule, which would require OncoCyte to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for OncoCyte’s tests could often exceed the amount actually received from the patient.

On September 25, 2015, CMS released preliminary determinations for the calendar year 2016 for the Medicare Clinical Laboratory Fee Schedule for some test codes, including some for oncology diagnostics, as had been anticipated. These preliminary determinations were based on a cross walk approach rather than a gap-fill approach. A cross walk approach matches a new code for a diagnostic against existing codes to determine the appropriate payment rate; while a gap-fill approach looks at local pricing patterns, including charges for the tests and any discounts on charges and payments determined by other payers. At this point it is not clear what methodology CMS may use in their determinations for future diagnostics.

Beginning January 1, 2017, Medicare payment for any new advanced diagnostic test will be based on the list price or charge. After the test is commercially available for two quarters, the laboratory will be required to report payment and volume information and that data will be used to set payment for the test for the following year.

•	If data shows that the list price was greater than 130% of the payment using established methodology (a weighted median), CMS will recoup the difference from the laboratory through a payment claw back.

•	Payment will be updated annually based on the weighted median of commercial payer reimbursement.

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect OncoCyte. The expansion of government’s role in the U.S. health care industry as a result of the ACA, and changes to the reimbursement amounts paid by Medicare and other payers for diagnostic tests may have a materially adverse effect on OncoCyte’s business, financial condition, results of operations and cash flows.

Because of certain Medicare billing policies, OncoCyte may not receive complete reimbursement for tests provided to Medicare patients

Medicare has coverage policies that can be national or regional in scope. Coverage means that the test or assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a diagnostic laboratory, may receive reimbursement from Medicare for the service. Regional policies are directed by Medicare’s regional Medicare Administrative Contractors (“MACs”). Reimbursement for diagnostic testing may be negatively impacted by California MAC’s policies.

Long payment cycles of Medicare, Medicaid and/or other third-party payors, or other payment delays, could hurt OncoCyte’s cash flows and increase its need for working capital

Medicare and Medicaid have complex billing and documentation requirements that OncoCyte will have to satisfy in order to receive payment. Failure to comply with these requirements and other laws applicable to billing may result in, among other things, non-payment, refunds, exclusion from government healthcare programs, and civil or criminal liabilities, any of which may have a material adverse effect on OncoCyte’s revenues and earnings. Similarly, the failure of private health insurers or other private third-party payers to properly process OncoCyte’s payment claims in a timely manner could delay its receipt of payment for its diagnostic tests and services, which may have a material adverse effect on its cash flows.

Private health insurance company policies may deny coverage or limit the amount they will reimburse OncoCyte for the performance of its diagnostic tests

Patients who are not covered by Medicare will generally rely on health insurance provided by private health insurance companies. If OncoCyte is considered a “non-contracted provider” by a third-party payer, that payer may not reimburse patients for diagnostic tests performed by OncoCyte or doctors within the payer’s network of covered physicians may not use its services to perform diagnostic tests for their patients. As a result, OncoCyte may need to enter into contracts with health insurance companies or other private payers to provide diagnostic tests to their insured patients at specified rates of reimbursement which may be lower than the rates OncoCyte might otherwise collect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On November 5, 2015, we and our subsidiaries ReCyte Therapeutics and ESI entered into an Asset Contribution Agreement with Hepregen, Inc. (“Hepregen”) in connection with the organization and capitalization of a new company Ascendance Biotechnology, Inc. (“Ascendance”). Under the terms of the Asset Contribution Agreement, Hepregen has agreed to contribute substantially all of its assets and BioTime, ESI and ReCyte Therapeutics have agreed to contribute certain assets and to license certain patents and other intellectual property to Ascendance in exchange for shares of Ascendance common stock. Ascendance will also assume substantially all of Hepregen’s contracts and liabilities and will assume certain liabilities related to the assets contributed by BioTime. Hepregen is engaged in the business of manufacturing and selling proprietary products and services that assay new drug candidates for potential toxicity utilizing liver cells on proprietary test plates. The assets to be contributed and the patents and intellectual property rights (either exclusively, co-exclusively or nonexclusively) to be licensed to Ascendance by BioTime, ESI and ReCyte Therapeutics include research products presently sold by BioTime through its ESI-BIO division (including the PureStem® cells and HyStem® hydrogel products), and certain technologies that Ascendance may use to derive different type of cells from BioTime’s ESI human embryonic stem cell lines for use in the drug toxicity assay products and services, as well as products that it plans to market as research tools. Ascendance may also seek to develop and market therapeutic products other than products that (a) incorporate, embody or are derived directly from any ESI cell lines or biological materials contributed to Ascendance by BioTime, or (b) are covered by patent rights and other intellectual licensed to Ascendance by ESI or BioTime and ReCyte. BioTime will retain all therapeutic rights to its stem cells and their derivatives, including ESI’s cGMP banks of embryonic stem cells. BioTime and its subsidiaries will initially own a majority of the shares of Ascendance common stock. The transaction is expected to close during November 2015 subject to the satisfaction of customary closing conditions.

In connection with the Asset Contribution Agreement, BioTime, ESI, and ReCyte will enter into a shareholders Agreement with Hepregen and certain other Ascendance shareholders pertaining to certain Ascendance corporate governance matters and transfers of shares of Ascendance common stock.

The parties have agreed that Hepregen and its shareholders will be entitled to appoint three members, and BioTime will have the right to appoint three members, of the Ascendance Board of Directors, and one director who is independent of Hepregen and BioTime will be appointed by the other six directors. The parties that are entitled to appoint directors are also entitled to remove those directors and to elect the replacement or successor director in the event of the removal, death, disability, resignation or other event causing a director appointed by the party to cease being a director. The parties have also agreed to vote their shares for the election of the three directors appointed by BioTime and the three directors appointed by Hepregen.

The shareholders have agreed, subject to certain exceptions, including transfers to affiliated persons or entities and family members or family owned entities, not to sell, assign, pledge or otherwise transfer Ascendance shares without first offering the other Major Holders, for a period of fifteen days, an opportunity to purchase the shares at the proposed transfer price and terms. A Major Holder means any holder that, directly or indirectly through family members, owns 5.0% of the Ascendance common stock. Each shareholder further agrees that such shareholder will not vote any Ascendance securities, or take any action by written consent, or take any other action as a shareholder of Ascendance, to circumvent the voting arrangements required by the Shareholders Agreement, including not approving any corporate action or transaction not previously approved by the Ascendance Board of Directors, and not commencing or maintaining any shareholder’s derivative suit challenging any action or transaction approved by the Ascendance Board of Directors.

Each Major Holder will have the right to purchase its pro rata share of any additional Ascendance shares, options, warrants, or similar rights to acquire shares that Ascendance may propose to offer or issue, excluding share offered or proposed to be issued (a) in a public offering registered pursuant to the Securities Act, (b) as consideration paid to a third party for the acquisition of the assets or equity interests of another business, (c) in connection with any debt financing or extension of credit by a third party, or (d) to any officer, director, manager, employee, consultant, or other service-provider pursuant to a stock option or equity participation plan or otherwise for compensatory purposes.

The shareholders have also agreed that if the Board of Director approves a sale of all or substantially all of Ascendance’s assets or a sale of all or a majority of the outstanding shares of capital stock of Ascendance on an arm’s length basis to any person or entity that is not an affiliate of BioTime or Hepregen, the shareholders will consent to the sale and will not exercise any dissenters rights, provided that (a) any indemnification obligations of the Ascendance shareholders will be several, not joint, and will (other than with respect to representations and warranties with respect to enforceability of any individual seller’s obligations and title to securities) be pro rata based on the value of the proceeds received by the sellers in connection with the sale, (b) the aggregate liability of each such seller of Ascendance securities with respect to any indemnification obligations in connection with the sale will be limited to the proceeds of the sale received by such seller, (c) any expenses incurred for the benefit of the shareholders in connection with the sale will be allocated among the shareholders based on each shareholder’s pro rata share of the value of proceeds received by the shareholders, and (d) no shareholder shall be required to enter into or make (i) any non-competition, non-solicitation, or similar agreements or covenants or (ii) any other covenant except for customary and standard covenants required to effectuate the sale.

BioTime will have the right to receive quarterly financial statements from Ascendance and to inspect, copy and audit Ascendance’s books and records so long as BioTime determines that it consolidate Ascendance’s financial statements with BioTime’s financial statements for financial reporting purposes under generally accepted accounting principles.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as Amended (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	Stock Purchase Agreements, dated September 14, 2015, between BioTime, Inc. and certain investors*

10.2	Letter Agreement, dated September 24, 2015, between BioTime, Inc. and Union Underwriting & Finances Ltd. (4)

10.3	Stock Purchase Agreements between BioTime, Inc. and certain investors*

10.4
Research & Development Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.5	License Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.6	Subscription Agreement, dated September 29, 2015, between OncoCyte Corporation and BioTime, Inc.*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data File

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014.

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2015.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 9, 2015	/s/ Michael D. West
Michael D. West
Co-Chief Executive Officer

Date: November 9, 2015	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Date: November 9, 2015	/s/ Robert W. Peabody
Robert W. Peabody
Chief Financial Officer

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments.(1)

3.2	By-Laws, as Amended (2)

4.1	Specimen of Series A Convertible Preferred Stock Certificate (3)

4.2	Certificate of Determination of Series A Convertible Preferred Stock (3)

10.1	Stock Purchase Agreements, dated September 14, 2015, between BioTime, Inc. and certain investors*

10.2	Letter Agreement, dated September 24, 2015, between BioTime, Inc. and Union Underwriting & Finances Ltd. (4)

10.3	Stock Purchase Agreements between BioTime, Inc. and certain investors*

10.4
Research & Development Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.5	License Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.6	Subscription Agreement, dated September 29, 2015, between OncoCyte Corporation and BioTime, Inc.*

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data File

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2014.

(4)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2015.

*	Filed herewith