Form 10-Q
period 2016-03-31
BIOTIME INC
filed 2016-05-10
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 94,961,719 common shares, no par value, as of May 2, 2016.

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Consolidated Financial Statements, and under Risk Factors in this Report. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “we” means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,132	$42,229
Available for sale securities	829	753
Trade accounts and grants receivable, net	1,125	1,078
Landlord receivable	943	567
Prepaid expenses and other current assets	2,878	2,610
Total current assets	32,907	47,237

Property, plant and equipment, net and construction in progress	8,932	7,539
Deferred license fees	293	322
Deposits and other long-term assets	1,268	1,299
Equity method investment	4,436	4,671
Intangible assets, net	32,278	33,592
TOTAL ASSETS	$80,114	$94,660

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,674	$9,377
Capital lease liability, current portion	22	38
Promissory notes, current portion	95	95
Deferred grant income	2,269	2,513
Deferred license and subscription revenue, current portion	609	439
Total current liabilities	13,669	12,462

LONG-TERM LIABILITIES
Deferred revenues, net of current portion	538	615
Deferred rent liabilities, net of current portion	261	158
Lease liability	5,408	4,400
Related party convertible debt, net of discount	394	324
Promissory notes, net of current portion	220	220
Capital lease, net of current and other liabilities	32	34
TOTAL LIABILITIES	20,522	18,213

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding	-	-
Common shares, no par value, 125,000 shares authorized; 94,894 issued and 90,421 outstanding as of March 31, 2016 and December 31, 2015	275,238	274,342
Accumulated other comprehensive loss	(60)	(237)
Accumulated deficit	(246,293)	(229,181)
Treasury stock at cost: 4,473 shares as of March 31, 2016 and December 31, 2015	(18,033)	(18,033)
BioTime, Inc. shareholders' equity	10,852	26,891
Non-controlling interest	48,740	49,556
Total shareholders' equity	59,592	76,447
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$80,114	$94,660

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

REVENUES:
Subscription and advertisement revenues	$420	$319
Royalties from product sales	123	156
Grant income	1,487	699
Sale of research products and services	43	90
Total revenues	2,073	1,264

Cost of sales	(225)	(264)

Gross Profit	1,848	1,000

OPERATING EXPENSES:
Research and development	13,734	9,323
General and administrative	11,872	5,179
Total operating expenses	25,606	14,502
Loss from operations	(23,758)	(13,502)
OTHER INCOME/(EXPENSES):
Interest income/(expense), net	(132)	(25)
BioTime’s share of losses in equity method investment in Ascendance	(235)	-
Other income/(expense), net	128	(240)
Total other income/(expense), net	(239)	(265)
LOSS BEFORE INCOME TAX BENEFIT	(23,997)	(13,767)

Deferred income tax benefit	-	1,177

NET LOSS	(23,997)	(12,590)

Net loss attributable to non-controlling interest	6,885	2,423

NET LOSS ATTRIBUTABLE TO BIOTIME, INC.	$(17,112)	$(10,167)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.19)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING: BASIC AND DILUTED	90,421	78,262

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
NET LOSS	$(23,997)	$(12,590)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	127	(53)
Unrealized gain on available-for-sale securities, net of taxes	49	-
COMPREHENSIVE LOSS	(23,821)	(12,643)
Less: Comprehensive loss attributable to non-controlling interest	6,885	2,423
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(16,936)	$(10,220)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to BioTime, Inc.	$(17,112)	$(10,167)
Net loss allocable to non-controlling interest	(6,885)	(2,423)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Depreciation expense	429	263
Amortization of intangible assets	1,314	1,314
Amortization of deferred license fees	107	27
Amortization of prepaid rent in common stock	-	21
Stock-based compensation	3,373	1,914
Subsidiary shareholder expense for subsidiary warrants	3,125	-
Amortization of discount on related party convertible debt	65	50
Accrued interest on convertible debt	5	4
BioTime’s share of losses in equity method investment in Ascendance	235	-
Deferred income tax benefit	-	(1,177)
Deferred grant income	(243)	1,474
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(36)	171
Inventory	-	(33)
Prepaid expenses and other current assets	(259)	(61)
Accounts payable and accrued liabilities	1,457	(365)
Other long-term liabilities	(6)	11
Deferred rent liabilities	103	(62)
Deferred revenues	15	(30)
Net cash used in operating activities	(14,313)	(9,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and other assets	(583)	(77)
Restricted cash	(815)	-
Payments on construction in progress	(267)	(296)
Cash used in investing activities	(1,665)	(373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	49	347
Reimbursement from landlord on construction in progress	567	284
Repayment of capital lease obligation	(17)	(14)
Net proceeds from sale of common shares of subsidiary	165	5,500
Fees paid on sale of common shares of subsidiary	-	(433)
Net cash provided by financing activities	764	5,684

Effect of exchange rate changes on cash and cash equivalents	117	101

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(15,097)	(3,657)
CASH AND CASH EQUIVALENTS:
At beginning of the period	42,229	29,487
At end of the period	$27,132	$25,830

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Business Overview

General – BioTime, Inc. is a clinical-stage biotechnology company focused on developing and commercializing novel therapies developed from two of its core technology platforms. The foundation of its core therapeutic technology platform is pluripotent stem cells that are capable of becoming any of the cell types in the human body. Cell types derived from pluripotent stem cells have potential application in many areas of medicine with large unmet patient needs, including various age-related degenerative diseases and degenerative conditions for which there presently are no cures. Unlike pharmaceuticals, which almost always require a molecular target, therapeutic strategies based on the use of cell types derived from pluripotent stem cells are generally aimed at regenerating or replacing affected cells and tissues, and therefore, may have broader applicability than pharmaceutical products. BioTime’s pluripotent stem cell technology is complemented by its HyStem® technology for the delivery and engraftment of cells, whether derived from pluripotent stem cells or the patient’s own somatic stem cells, at the desired location.

In order to efficiently advance product candidates through the clinical trial process, BioTime historically created operating subsidiaries for each program and product line. Management believes this approach has fostered efficient use of resources and reduced shareholder dilution as compared to strategies commonly deployed by the biotechnology industry, as the various programs and product lines have advanced through basic research and animal studies. As a result, BioTime has developed multiple clinical-stage products rather than being dependent on a single product program. BioTime and its subsidiaries have received substantial amounts of non-dilutive financial support from government and nonprofit organizations that are seeking, based on rigorous scientific review processes, to identify and accelerate the development of potential breakthroughs in the treatment of various major diseases. BioTime currently has two subsidiaries whose common stock is traded publicly, Asterias Biotherapeutics, Inc. (NYSE MKT: AST) and OncoCyte Corporation (NYSE MKT: OCX).

BioTime and its subsidiaries now have four therapeutic product candidates in human clinical trials. Renevia®, a potential treatment for HIV related facial lipoatrophy, is currently in a pivotal clinical trial in Europe to assess its efficacy in restoring normal skin contours in patients whose subcutaneous fat, or adipose tissue, has been lost due to antiviral drug treatment for HIV. Renevia® consists of BioTime’s proprietary cell-transplantation delivery matrix (HyStem®) combined with the patient’s own adipose cells. AST-VAC1 is a cancer immunotherapy with promising Phase II clinical trial data in acute myeloid leukemia. Asterias Biotherapeutics, Inc. (“Asterias”), one of BioTime’s subsidiaries, currently plans to submit a request for a Special Protocol Assessment to the FDA to confirm the primary endpoint and other design elements of a pivotal Phase 3 trial of AST-VAC1. OpRegen® is a potential therapy derived from pluripotent stem cells for the treatment of the dry form of age-related macular degeneration, and is currently in a Phase I/IIa clinical trial. AST-OPC1 is a product candidate derived from pluripotent stem cells that is currently in a Phase I/II clinical trial, run by Asterias for spinal cord injuries.

2.	Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements presented herein, and discussed below, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying interim condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of BioTime’s financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Principles of consolidation – All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated Asterias, ReCyte Therapeutics, Inc. (“ReCyte”), OncoCyte Corporation (“OncoCyte”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”), Cell Cure Neurosciences, Ltd (“Cell Cure Neurosciences”) BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, Inc. (“LifeMap Sciences”) LifeMap Sciences, Ltd., and LifeMap Solutions, Inc., as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest is reflected as a separate element of shareholders' equity on BioTime’s condensed consolidated balance sheets.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2016, BioTime had an accumulated deficit of approximately $246 million, working capital of $19.2 million and shareholders’ equity of $59.6 million. BioTime has evaluated its projected cash flows for it and its subsidiaries and believes that its cash and cash equivalents, available for sale securities and landlord receivable of $28.9 million as of March 31, 2016, will be sufficient to fund its operations through 2016 (see Note 12). However, clinical trials being conducted by BioTime’s subsidiaries, Asterias and Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If either Asterias or Cell Cure Neurosciences were to lose its grant funding, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. Also, OncoCyte will need to raise additional capital during 2016 if, based on the results of its research and development efforts, it determines to establish a CLIA certified laboratory and commence marketing its first cancer diagnostic test.

Basic and diluted net loss per share – BioTime applies the two-class method for calculating basic earnings per share. Under the two-class method, net income, if any, will be reduced by preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities are comprised of Series A convertible preferred stock and participate in dividends, whether declared or not. Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of shares of common stock outstanding, net of unvested restricted stock subject to repurchase by BioTime, if any, during the period. For periods in which BioTime reported a net loss, the participating securities are not contractually obligated to share in the losses of BioTime, and accordingly, no losses have been allocated to the participating securities. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options and warrants, using the treasury-stock method, and convertible preferred stock, using the if-converted method. Because BioTime reported losses attributable to common stockholders for all periods presented, all potentially dilutive common shares are antidilutive for those periods. Diluted net loss per share for the three months ended March 31, 2016 and 2015 excludes any effect from 4,472,586 treasury shares, 5,453,979 options and 9,394,862 warrants and 4,893,942 treasury shares, 4,266,605 options and 9,194,679 warrants, respectively, because their inclusion would be antidilutive.

Recently Issued Accounting Pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by BioTime to determine the impact that they might have on its consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. BioTime is currently evaluating the impact, if any, the adoption of ASU 2016-10 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016. BioTime is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those annual periods. Early adoption is permitted. BioTime is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01: “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The most significant amendment was to equity investments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The amendment also allows equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. BioTime is currently evaluating the impact the adoption of ASU 2016-01 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on a company’s balance sheet. The ASU eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for annual financial statements beginning after December 15, 2016, and interim periods within those annual periods. BioTime does not expect that the adoption of ASU 2015-17 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. BioTime has not elected early adoption and believes the impact of the adoption of ASU No. 2014-15 could have a material adverse impact on BioTime’s consolidated financial statements.

3.	Property, plant and equipment, net and construction in progress

At March 31, 2016 and December 31, 2015, property, plant and equipment, and construction in progress were comprised of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Property, plant and equipment	$11,493	$10,757
Construction in progress	1,318	93
Accumulated depreciation	(3,879)	(3,311)
Property, plant and equipment, net	$8,932	$7,539

Depreciation expense amounted to $429,000 and $263,000 for the three months ended March 31, 2016 and 2015, respectively.

Construction in progress

Construction in progress of approximately $1.3 million as of March 31, 2016 relates entirely to the improvements in progress for BioTime’s new Alameda facility (see Note 11). Under the terms of the lease agreement, the landlord has provided BioTime with an initial tenant improvement allowance of up to $1.4 million, which BioTime is using to construct a research and development laboratory, a diagnostic testing laboratory, and a small production facility that can be used to manufacture small cell banks and clinical materials for clinical studies. BioTime has an additional landlord allowance of up to $308,000 to be used for eligible construction costs after the initial allowance is fully utilized, subject to landlord approval. As of March 31, 2016, of the $1.4 million initial allowance, $1.1 million qualifies for reimbursement and approximately $0.3 million was available to be used on eligible construction costs. The remaining construction in progress of approximately $200,000 as of March 31, 2016 is related to tenant improvements and construction costs that are not reimbursable by the landlord. The facility is expected to be substantially completed and placed into service in the third quarter of 2016.

4.	Intangible assets, net

At March 31, 2016 and December 31, 2015, intangible assets and intangible assets net of amortization were comprised of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Intangible assets	$52,563	$52,563
Accumulated amortization	(20,285)	(18,971)
Intangible assets, net	$32,278	$33,592

BioTime recognized $1.3 million in amortization expense of intangible assets, included in research and development expenses, during the three months ended March 31, 2016 and 2015, respectively.

5.	Investment in Common Stock of Ascendance Biotechnology, Inc.

On December 9, 2015, BioTime acquired a 51.2% equity interest in the common stock of Ascendance Biotechnology, Inc. (“Ascendance”) in exchange for a group of assets and intellectual property licenses deemed to be a business, as defined by ASC 805, Business Combinations. Ascendance is a privately-held company that markets its drug assay tests for use in drug-development and safety-testing of products in the pharmaceutical and chemical industries and sells products for stem cell research. BioTime accounted for the Ascendance investment under the equity method of accounting since Ascendance is deemed a variable interest entity (VIE), and while BioTime is able to exercise significant influence over Ascendance, BioTime does not have a controlling financial interest nor is deemed to be the primary beneficiary of Ascendance.

During the three months ended March 31, 2016, a member of the Board of Directors of BioTime invested an additional $100,000 in Ascendance decreasing BioTime’s ownership to 49.9%. BioTime’s share of net losses, including dilution losses due to decreased ownership in the Ascendance investment recorded in the consolidated statements of operations during the three months ended March 31, 2016 was $235,000.

6.	Accounts Payable and Accrued Liabilities

At March 31, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Accounts payable	$4,546	$2,798
Accrued expenses	5,222	5,021
Accrued bonuses	809	1,126
Other current liabilities	97	432
Total	$10,674	$9,377

7.	Related Party Transactions and Related Party Convertible Debt

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at an amount that approximates his cost.

In April and November 2015, Cell Cure Neurosciences issued certain convertible notes (the “Convertible Notes”) to a Cell Cure Neurosciences shareholder other than BioTime in the principal amount of $188,000 and $66,000, respectively. In July and September 2014, Cell Cure Neurosciences issued Convertible Notes to two Cell Cure Neurosciences shareholders other than BioTime in the principal amount of $471,000. One of the Cell Cure Neurosciences shareholders who acquired Convertible Notes is considered a related party. The functional currency of Cell Cure Neurosciences is the Israeli New Shekel, however the Convertible Notes are payable in United States dollars. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure Neurosciences ordinary shares at a fixed conversion price of $20 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure Neurosciences ordinary shares and not with cash.

At March 31, 2016, the carrying value of the Convertible Notes was $394,000, comprised of principal and accrued interest of $753,000, net of unamortized debt discount of $359,000. As of December 31, 2015, the carrying value of the Convertible Notes was $324,000, comprised of principal and accrued interest of $748,000, net of unamortized debt discount of $424,000.

In January 2016 and December 2015, certain BioTime board members invested in Ascendance as individual investors concurrently with BioTime’s investment in Ascendance as discussed in Note 5.

8.	Shareholders' Equity

Preferred Shares

BioTime is authorized to issue 2,000,000 preferred shares. The preferred shares may be issued in one or more series as the board of directors may by resolution determine. The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. There are no preferred shares issued and outstanding.

Common Shares

BioTime is authorized to issue 125,000,000 common shares with no par value. As of March 31, 2016 and December 31, 2015, BioTime had 94,894,140 issued and 90,421,554 outstanding common shares. The difference of 4,472,586 common shares as of March 31, 2016 and December 31, 2015 is attributed to shares held by BioTime subsidiaries which are accounted for as treasury stock on the condensed consolidated balance sheet.

During the three months ended March 31, 2016, no options and no warrants were exercised.

Treasury Stock

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries.

Warrant distribution to subsidiary shareholders

On March 30, 2016, Asterias’ board of directors declared a distribution of Asterias common stock purchase warrants to all Asterias shareholders other than BioTime, as mutually agreed upon by BioTime and Asterias, in the ratio of one warrant for every five shares of Asterias common stock owned of record as of the close of business on April 11, 2016. On April 25, 2016, Asterias distributed 3,331,229 warrants. The distribution of the warrants is treated as a non-pro rata distribution because warrants were not distributed to BioTime. The warrants are classified as equity, have an exercise price of $5.00 per share, and expire on September 30, 2016. Asterias recorded the warrants at a fair value of approximately $3.1 million with a noncash charge to shareholder expense included in general and administrative expenses and a corresponding increase to equity in non-controlling interests of Asterias as of March 30, 2016 as the warrants were deemed to be issued for financial reporting purposes on that date.

9.	Stock Option Plans

BioTime has adopted a 2012 Equity Incentive Plan (the “2012 Plan”) under which BioTime has reserved 10,000,000 common shares for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2015	5,257	5,194	$3.93
Options granted	(431)	431	2.50
Options exercised	-	-	-
Options forfeited/cancelled	72	(171)	3.81
March 31, 2016	4,898	5,454	$3.81

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	March 31, (Unaudited)
	2016	2015
Expected life (in years)	6.08	6.07
Risk-free interest rates	1.60%	1.77%
Volatility	62.05%	68.57%
Dividend yield	0%	0%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (Unaudited)
	2016	2015
Research and development	$1,206	$414
General and administrative	2,167	1,500
Total stock-based compensation expense	$3,373	$1,914

10.	Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where BioTime conducts business.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. BioTime established a full valuation allowance as of March 31, 2016 and December 31, 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Accordingly, BioTime did not record any provision or benefit for income taxes for the three months ended March 31, 2016. An income tax benefit of approximately $1.2 million was recorded for the three months ended March 31, 2015, of which approximately $1.3 million was related to federal taxes offset by $74,000 related to state taxes. The income tax benefit recorded for the three months ended March 31, 2015 was primarily related to the deferred tax liabilities BioTime had recorded for its acquisition of certain intellectual property.

BioTime and Asterias completed certain transactions under a Cross-License Agreement and Share Transfer Agreement on February 16, 2016 pursuant to which BioTime transferred certain assets to Asterias. The asset transfer was a taxable transaction to BioTime generating a taxable gain of approximately $3.1 million. BioTime has sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. As the transfer of assets and the resulting taxable gain is due to a direct effect of transactions between the parent company, BioTime, and its subsidiary, Asterias, BioTime recorded the tax effects of this gain through equity in accordance with ASC 740-20-45-11(g).

11.	Commitments and Contingencies

Alameda Lease

On December 10, 2015, BioTime entered into a lease for approximately 30,795 square feet of rentable space in two buildings located in an office park in Alameda, California (the “New Alameda Lease”). The term of the New Alameda Lease is seven years and BioTime has an option to renew the term for an additional five years. BioTime moved into the administrative areas of the facility and the term of the New Alameda Lease commenced effective February 1, 2016.

The landlord will provide BioTime with an initial tenant improvement allowance of $1.4 million (the “Initial Allowance”) to be applied to the construction of improvements for the leased premises, primarily for the research and development facilities. The allowance may be increased by an additional amount of approximately $308,000 (the “Additional Allowance”), if BioTime so chooses (subject to landlord pre-approval of the costs). If BioTime does use any of the Additional Allowance, that amount will be amortized and repaid to the landlord with interest at a rate of 10% per annum, amortized on a monthly basis over the seven year term of the lease. Any unused balance of the Initial Allowance cannot be used against rent reduction and will expire unused. BioTime expects to complete the leasehold improvements by the end of 2016.

BioTime is considered the owner of the tenant improvements under construction under ASC 840-40-55 as BioTime, among other things, has the primary obligation to pay for construction costs and BioTime will retain exclusive use of the building for its office and research facility requirements after construction is completed. In accordance with this guidance, amounts expended by BioTime for construction are reported as construction in progress, and the proceeds received from the landlord are reported as a liability. Upon the property being placed in service, BioTime will depreciate the property and the lease payments allocated to the landlord liability will be accounted for as debt service payments on that liability.

As of March 31, 2016, $1.1 million of construction costs qualified for reimbursement and approximately $0.3 million of the Initial Allowance was available for use on additional eligible construction costs. The remaining cost of construction in progress, estimated at $200,000 as of March 31, 2016, is related to tenant improvements and construction costs that are not reimbursable by the landlord.

In connection with the New Alameda lease, BioTime may elect to maintain a letter of credit with its bank in lieu of the landlord holding a cash security deposit of approximately $847,000, which BioTime had initially paid at the inception of the lease. BioTime satisfied the letter of credit requirement by depositing $847,000 in a certificate of deposit with its bank as of March 31, 2016. The cash in the certificate of deposit is included in deposits and other long-term assets as of March 31, 2016 because BioTime is restricted from using the cash for working capital purposes. Accordingly, BioTime will receive a reimbursement from the landlord of the initial $847,000 security deposit paid included in landlord receivable as of March 31, 2016.

Base rent under the New Alameda Lease commenced on February 1, 2016 at $64,670 per month, and will increase by approximately 3% annually on every February 1 thereafter during the lease term.

Fremont Lease

On December 30, 2013, Asterias entered into a lease for an office and research facility located in Fremont, California, consisting of an existing building with approximately 44,000 square feet of space. The building will be used by Asterias primarily as a laboratory and production facility to produce human embryonic stem cells and related products under current good manufacturing procedures. As of December 31, 2015 Asterias completed the tenant improvements, which cost approximately $4.9 million, of which the maximum of $4.4 million was paid to Asterias by the landlord. The landlord’s obligation to fund the tenant improvements expired on December 31, 2015.

As of March 31, 2016 and December 31, 2015, the landlord liability was $4.3 million and $4.4 million and the deferred rent liability was $203,000 and $179,000, respectively.

Base rent increased to $105,000 per month on January 1, 2016, and will increase by approximately 3% annually on every October 1 thereafter during the lease term.

Litigation – General

BioTime will be subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When BioTime is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, BioTime will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, BioTime discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. BioTime is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.

Employment Contracts

BioTime has entered into employment agreements with certain executive officers. Under the provisions of the agreements, BioTime may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of March 31, 2016 and December 31, 2015.

12.	Subsequent Events

On April 25, 2016, Asterias issued 3,331,229 common stock purchase warrants to all of its shareholders other than BioTime. The warrants are classified as equity, have an exercise price of $5.00 per share, and expire on September 30, 2016. The warrants were deemed to be issued for financial reporting purposes on March 30, 2016, the date on which the Asterias board of directors approved the distribution of the warrants (see Note 8).

On May 10, 2016, Asterias finalized the pricing of an underwritten public offering of 5,147,059 units at a public offering price of $3.40 per unit. Each unit consists of one share of common stock and 0.5 of a warrant to purchase a share of common stock at an exercise price of $4.37 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance. The offering is expected to close on May 13, 2016, subject to customary closing conditions. If completed, Asterias would receive net proceeds of $16,275,000 after underwriting discounts but before paying other costs of the offering. Asterias has granted the underwriters a 30-day option to purchase up to an additional 772,059 shares of common stock and/or additional warrants to purchase up to 386,029 shares of common stock to cover over-allotments, if any. Asterias will use the proceeds for general corporate purposes, including for clinical trials, research and development, capital expenditures and working capital. Neither BioTime, nor any other subsidiary of BioTime, may use Asterias’ proceeds for their working capital needs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While BioTime may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the BioTime’s estimates change, and readers should not rely on those forward-looking statements as representing BioTime’s views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and BioTime can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this Quarterly Report because of numerous factors, many of which are beyond the control of BioTime. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of BioTime’s Form 10-K for the year ended December 31, 2015.

The following discussion should be read in conjunction with BioTime interim condensed consolidated financial statements and the related notes provided under “Item 1- Financial Statements” above.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Subscription and advertisement revenues	$420	$319	$ +101	+32%
Royalty from product sales	123	156	-33	-21%
Grant income	1,487	699	+788	+113%
Sales of research products and services	43	90	-47	-52%
Total revenues	2,073	1,264	+809	+64%
Cost of sales	(225)	(264)	-39	-15%
Total revenues, net	1,848	1,000	+848	+85%

Our license fee revenues amounted to $420,000 and $319,000 for the three months ended March 31, 2016 and 2015, respectively. License fee revenue for the three months ended March 31, 2016 and 2015 primarily includes subscription and advertising revenues from LifeMap Sciences’ online database business primarily related to its GeneCards® database. The amount in 2016 also includes quarterly amortization of $77,000 of a $1.0 million upfront license fee payment to OrthoCyte from Heraeus Medical GmbH (“Heraeus”) under a Research and Development Agreement executed in September 2015.

Our royalty revenues from product sales for the three months ended March 31, 2016 and 2015 primarily consist of royalties earned by Asterias under various license agreements in the amount of $107,000 and $102,000, respectively.

Total grant revenue for the first three months of 2016 increased by approximately 113% to $1.5 million. Grant revenue for the first three months of 2016 consisted entirely of payments to Asterias from the California Institute for Regenerative Medicine (“CIRM”).

Cost of sales for the first three months in 2016 decreased by approximately $39,000 in line with the decrease in the various streams of revenues other than grant income.

	Three Months Ended March 31,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Research and development expenses	$(13,734)	$(9,323)	$ +4,411	+47%
General and administrative expenses	(11,872)	(5,179)	+6,693	+129%
Interest expense, net	(132)	(25)	+107	+428%
Loss on equity method investment	(235)	-	+235	+100%
Other income/(expense), net	128	(240)	-368	-153%

Research and development expenses – Research and development expenses increased approximately 47% to $13.7 million for the three months ended March 31, 2016, from $9.3 million for the three months ended March 31, 2015. The increase is primarily attributable to the following increases in expense: $2.6 million of consulting and outside research and services, including stock-based compensation to consultants, primarily related to regulatory and clinical trials of Asterias’ AST-OPC1 and OncoCyte’s cancer diagnostic tests; $1.2 million of employee compensation, including stock-based compensation and related costs; $448,000 of patent, license, and trademark related fees; $249,000 in laboratory expenses and supplies; $147,000 of rent and facilities maintenance related expenses; and $123,000 in depreciation expenses allocated to research and development expenses. These increases were in part offset by a reduction of $265,000 related to disposal of our ESI-BIO division in December 2015 pursuant to our Ascendance investment.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2016 and 2015 (in thousands).

		Amount(1)		Percent
Company	Program	2016	2015	2016	2015
Asterias Biotherapeutics(2)	Pluripotent cell therapy programs	$6,340	$3,593	46.2%	38.5%
BioTime and ESI	PureStem® progenitor and pluripotent cell lines, and related research products	1,656	1,126	12.0%	12.1%
BioTime	Hydrogel products and HyStem® research	958	980	6.9%	10.5%
BioTime	Hextend®	13	13	0.1%	0.1%
Cell Cure Neurosciences	OpRegen®	902	907	6.6%	9.7%
LifeMap Sciences(2)	Databases and mobile health products	1,648	1,219	12.0%	13.1%
OncoCyte	Cancer diagnostics	1,835	1,029	13.4%	11.0%
OrthoCyte	Orthopedic therapy	179	180	1.3%	2.0%
ReCyte Therapeutics	Cardiovascular therapy	203	276	1.5%	3.0%
Total		$13,734	$9,323	100.0%	100.0%

(1)	Amount also includes research and development expenses incurred directly by the subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	Includes LifeMap Solutions

General and administrative expenses – General and administrative expenses increased to $11.9 million for the three months ended March 31, 2016 from $5.2 million for the three months ended March 31, 2015. The increase is primarily attributable to the following increases in expense: $3.1 million non-cash expense for the estimated fair value of the distribution of 3,331,229 warrants to purchase Asterias common stock declared by the Asterias board of directors during March 2016; $2.3 million in employee compensation, including employee bonus accruals, stock-based compensation and related costs allocated to general and administrative expenses; $351,000 in cash and stock-based compensation to outside directors; $320,000 in legal fees; $261,000 in accounting, audit and tax related expense; $156,000 in investor and public relations related expenses and $97,000 in Cell Cure related expenses. These increases are in part offset by decreases of $186,000 related to disposal of our ESI-BIO division in December 2015 pursuant to our Ascendance investment and $108,000 in general consultant expenses.

General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science-related consulting, facilities and equipment rent and maintenance related expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, marketing costs, legal and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the three months ended March 31, 2016 and 2015 (in thousands).

	Amount(1)		Percent
Company	2016	2015	2016	2015
BioTime	$2,422	$1,015	20.4%	19.6%
Asterias Biotherapeutics	6,217	1,672	52.4%	32.3%
Cell Cure Neurosciences	333	149	2.8%	2.8%
ESI	44	72	0.4%	1.4%
LifeMap Sciences(2)	773	1,717	6.5%	33.2%
OncoCyte	1,751	250	14.7%	4.8%
OrthoCyte	171	179	1.4%	3.5%
ReCyte Therapeutics	161	125	1.4%	2.4%
Total	$11,872	$5,179	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime for certain general overhead expenses.

(2)	Includes LifeMap Solutions

Interest income/(expense) – During the three months ended March 31, 2016 and 2015, we incurred $132,000 and $25,000 of net interest expense, respectively.

Loss on equity method investment – During the three months ended March 31, 2016, we recognized $235,000 in our share of losses from our equity method investment in Ascendance, including $44,000 in dilution loss due our decreased ownership percentage of Ascendance.

Other income/(expense), net – Other income, net in 2016 consists primarily of net foreign currency transaction gains recognized by ESI and by Cell Cure Neurosciences.

Income Taxes – We established a full valuation allowance as of March 31, 2016 and December 31, 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the three months ended March 31, 2016. For the same period in 2015, an income tax benefit of approximately $1.2 million was recorded, of which approximately $1.3 million of the benefit was related to federal offset by $74,000 provision related to state taxes.

Liquidity and Capital Resources

At March 31, 2016, we had $27.1 million of cash and cash equivalents on hand of which $16.4 million was held by subsidiaries.

Based on the March 31, 2016 closing prices of Asterias and OncoCyte common stock on the NYSE MKT, the shares of Asterias and OncoCyte owned by BioTime had an estimated market value of $102 million and $68 million, respectively, or an aggregate market value of $170 million on that date. BioTime has no present plan to liquidate its holdings of Asterias or OncoCyte shares and, the market values shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

On May 10, 2016, Asterias finalized the pricing of an underwritten public offering of 5,147,059 units at a public offering price of $3.40 per unit. Each unit consists of one share of common stock and 0.5 of a warrant to purchase a share of common stock at an exercise price of $4.37 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance. The offering is expected to close on May 13, 2016, subject to customary closing conditions. If completed, Asterias would receive net proceeds of $16,275,000 after underwriting discounts but before paying other costs of the offering. Asterias has granted the underwriters a 30-day option to purchase up to an additional 772,059 shares of common stock and/or additional warrants to purchase up to 386,029 shares of common stock to cover over-allotments, if any. Asterias will use the proceeds for general corporate purposes, including for clinical trials, research and development, capital expenditures and working capital. Neither BioTime, nor any other subsidiary of BioTime, may use Asterias’ proceeds for their working capital needs.

If the above financing transaction is completed, our ownership percentage in Asterias will decrease to below 50%, at which point we may deconsolidate Asterias’ financial statements and results of operations from BioTime. This deconsolidation could result in a material change to our consolidated balance sheets and consolidated statements of operations, of cash flows and of equity, with the net impact of that deconsolidation included as a noncash gain or loss in our consolidated statements of operations on the date of deconsolidation. This gain or loss could be material to our consolidated financial statements and we are currently unable to estimate the deconsolidation gain or loss as of the date of this report.

We have outstanding warrants to purchase 9,394,862 of our common shares at an exercise price of $4.55 per share that will expire on dates ranging from June 5, 2018 through September 30, 2018. We will receive $42.7 million if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

Asterias was awarded a $14.3 million Strategic Partnership III grant by CIRM to help fund its clinical development of AST-OPC1 in 2014. The grant will provide funding for Asterias to conduct a Phase I/IIa clinical trial of AST-OPC1 in subjects with complete cervical spinal cord injury, and for product development efforts to refine and scale manufacturing methods to support eventual commercialization. CIRM will disburse the grant funds to Asterias through July 1, 2018 upon Asterias attaining certain progress milestones. Asterias received approximately $7.8 million in installment payments from CIRM from 2014 through March 31, 2016. As the distribution of the balance of the CIRM grant is subject to meeting certain progress milestones, there can be no assurance that Asterias will receive the entire amount granted.

Since inception, we have incurred significant net losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2016, BioTime had an accumulated deficit of approximately $246 million, working capital of $19.2 million and shareholders’ equity of $59.6 million. We have evaluated projected cash flows for us and our subsidiaries and we believe that our consolidated cash, cash equivalents, available for sale securities and landlord receivable of $28.9 million as of March 31, 2016, will be sufficient to fund our operations through 2016. However, clinical trials being conducted by Asterias and Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If Asterias or Cell Cure Neurosciences were to lose its grant funding it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trial. OncoCyte will need to raise additional capital during 2016 if, based on the results of its research and development efforts, it determines to establish a diagnostic testing laboratory and commences efforts to commercialize its first cancer diagnostic test.

Cash used in operations

During the three months ended March 31, 2016, our total research and development expenses were $13.7 million and our general and administrative expenditures were $11.9 million. Net loss attributable to BioTime for the three months ended March 31, 2016 amounted to $17.1 million. Net cash used in operating activities during this period amounted to $14.3 million. The difference between the net loss and net cash used in operating activities during the three months ended March 31, 2016 was primarily attributable to $3.4 million in non-cash stock-based compensation, $3.1 million shareholder non-cash expense representing the estimated fair value of Asterias warrants distributable to Asterias shareholders other than BioTime, amortization of $1.3 million in intangible assets, $429,000 in depreciation expenses, $1.5 million in accounts payable and accrued liabilities, $103,000 in deferred rent liabilities, $235,000 on loss on equity investment, amortization of $15,000 in deferred license revenues, and amortization of $65,000 of discount on convertible debt. This overall difference was offset to some extent by $259,000 in prepaid expenses and other current assets, $243,000 in deferred grant income, and net loss of $6.9 million allocable to the non-controlling interest in our subsidiaries.

Cash flows from investing activities

During the three months ended March 31, 2016, we used $1.7 million in cash for investing activities. The primary components of this cash were purchases of equipment of $583,000, payments on construction in progress of $267,000 and restricted cash of $847,000 held in a certificate of deposit securing a letter of credit issued by our bank as security deposit for the New Alameda Lease, offset by $32,000 in cash received from other long term deposits.

Cash generated by financing activities

During the three months ended March 31, 2016, Asterias received net proceeds of $165,000 from the sale of its common stock at a weighted average price of $4.14 per share in “at-the-market” transactions through a broker-dealer acting as sales agent.

We also received $49,000 in cash from the exercise of subsidiary stock options.

Our subsidiary Asterias received a $567,000 reimbursement payment from its landlord for tenant improvements as permitted under the $4.4 million tenant improvement allowance.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officers and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have incurred operating losses since inception and we do not know if we will attain profitability

Our net losses for the three months ended March 31, 2016 and for the fiscal years ended December 31, 2015 and 2014, were $24 million, $58.1 million and $43.8 million, respectively, and we had an accumulated deficit of $246 million as of March 31, 2016. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technology

•	Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•
The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $13.7 million during the three months ended March 31, 2016, and $42.6 million and $37.5 million during the fiscal years ended December 31, 2015 and 2014, respectively.

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
At March 31, 2016, we had $27.1 million of cash and cash equivalents on hand, of which $16.4 million was held by our subsidiaries. On May 10, 2016, our subsidiary Asterias priced an underwritten public offering to issue 5,147,059 shares of its common stock and 2,573,530 warrants to purchase its common stock, which if completed, will raise proceeds of approximately $16,275,000 after underwriting discounts, but there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

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

On May 10, 2016, our subsidiary Asterias entered into an Underwriting Agreement (the “Underwriting Agreement”) with Raymond James & Associates, Inc., as representative of the several underwriters listed therein (collectively, the “Underwriters”), with respect to the issuance and sale in an underwritten public offering (the “Offering”) by Asterias of an aggregate of 5,147,059 shares of its common stock ("Asterias Common Stock"), and warrants to purchase up to an aggregate of 2,573,530 shares of Asterias Common Stock at an exercise price of $4.37 per whole share of Asterias Common Stock. The shares of Asterias Common Stock and warrants will be sold in units, with each unit consisting of one share of Asterias Common Stock and 0.5 of a warrant; each full warrant entitling the holder to purchase one share of Asterias Common Stock. The units will be sold at a price of $3.40 per unit. The shares of Asterias Common Stock and warrants will be mandatorily separable immediately upon issuance, and the warrants will expire five (5) years from the date of issuance which is expected to be May 13, 2016. The warrants will not be listed on the NYSE MKT or any other securities exchange.

The Underwriters will purchase the units from Asterias at a price of $3.162 per unit, representing a 7.0% discount from the public offering price. Raymond James & Associates, Inc. is acting as the sole book-running manager for the Offering. Pursuant to the Underwriting Agreement, Asterias also granted the Underwriters a 30-day option to purchase up to an additional 772,059 shares of Asterias Common Stock at a price of $3.1527 per share and/or additional warrants to purchase up to 386,029 shares of Asterias Common Stock at a price of $0.0093 per warrant to cover over-allotments, if any.

The warrants will be exercisable, at the option of each holder, in whole or in part by delivering to Asterias a duly executed exercise notice and payment in full of the exercise price within two trading days in available funds for the number of shares of common stock purchased upon such exercise. If a registration statement registering the issuance or the resale of the shares of common stock underlying the warrants under the Securities Act of 1933, as amended, is not effective or available, the holder may, in its sole discretion, elect to exercise the warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Asterias Common Stock determined according to the formula set forth in the warrant. No fractional shares of Asterias Common Stock will be issued in connection with the exercise of a warrant. In the event of a fundamental transaction, as described in the warrants and generally including any reorganization, recapitalization or reclassification of Asterias Common Stock, the sale, transfer or other disposition of all or substantially all of Asterias’ properties or assets, a consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Asterias Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Asterias Common Stock, the holders of the warrants will be entitled to receive upon exercise of the warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the warrants immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction, Asterias or any successor entity will be required to purchase at a holder’s option, exercisable at any time concurrently with or within thirty (30) days after the consummation of the fundamental transaction, such holder’s warrants for cash in an amount equal to the value of the unexercised portion of such holder’s warrants, determined in accordance with the Black Scholes option pricing model as specified in the warrants. The warrants will be issued pursuant to a warrant agreement to be entered into by and between Asterias and American Stock Transfer & Trust Company, as warrant agent.

The Offering is expected to close on May13, 2016, subject to the satisfaction of customary closing conditions. Asterias expects to receive approximately $16,275,000 after underwriting discounts but before paying other costs of the Offering, or approximately $18,716,250 after underwriting discounts but before paying other costs of the Offering if the Underwriter’s over-allotment option is exercised in full, not including any proceeds that Asterias may receive from the exercise of warrants. Asterias currently intends to use the estimated net proceeds from the Offering for general corporate purposes, including for clinical trials, research and development, capital expenditures and working capital.

The Offering is being made pursuant to Asterias’ existing shelf registration statement on Form S-3 (File No. 333-200745) initially filed with the Securities and Exchange Commission (the “SEC”) on December 4, 2014, and declared effective on January 22, 2015. A preliminary prospectus supplement relating to the Offering was filed with the Commission on May 9, 2016 and a final prospectus supplement will be filed with the SEC on or about May 10, 2016.

The Underwriting Agreement contains customary representations and warranties, conditions to closing, indemnification obligations of Asterias and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties, and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, Asterias and each director and executive officer of Asterias has agreed, subject to certain exceptions, not to sell, transfer or otherwise dispose of securities of Asterias during the 90-day period following the date of the Underwriting Agreement, subject to extension in certain circumstances.

The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Underwriting Agreement, and may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Underwriting Agreement.

The foregoing description of the terms of the Underwriting Agreement and the warrants does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Underwriting Agreement and the form of Warrant Agreement, including the form of warrant

Item 6.	Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as Amended (2)

10.1
License Agreement, dated January 22, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (3)

10.2	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology(3)

10.3	Separation Agreement, as of March 10, 2016, between Pedro Lichtinger and Asterias Biotherapeutics, Inc. *

10.4
Amendment to the Notice of Award from the California Institute of Regenerative Medicine dated March 2, 2016 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.5	Warrant Agreement between Asterias Biotherapeutics, Inc. and American Stock Transfer & Trust Company *

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101CAL	XBRL Taxonomy Extension Calculation Linkbase*

101LAB	XBRL Taxonomy Extension Label Linkbase*

101PRE	XBRL Taxonomy Extension Presentation Linkbase*

101DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 29, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2015.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 10, 2016	/s/ Michael D. West
Michael D. West
Co-Chief Executive Officer

Date: May 10, 2016	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Date: May 10, 2016	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer