Form 10-K/A
period 2015-12-31
BIOTIME INC
filed 2016-05-24
CIK 876343

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

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for 2016 Annual Meeting of Shareholders are incorporated by reference in Part III

EXPLANATORY NOTE

BioTime, Inc. ("BioTime") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the period ended December 31, 2015, as originally filed with the Securities and Exchange Commission on March 15, 2016 (the "Original Filing"), for the sole purpose of filing a revised redacted version of Exhibit 10.68, reflecting changes to BioTime’s confidential treatment request with respect to certain portions of the exhibit. No other changes have been made to the Original Filing or any other exhibits.

This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

10.69	First Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology (37)

21.1	List of Subsidiaries (37)

23.1	Consent of OUM & Co. LLP (37)

23.2	Consent of Rothstein Kass (37)

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification (37)

101	Interactive Data File

101.INS	XBRL Instance Document (37)

101.SCH	XBRL Taxonomy Extension Schema (37)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (37)

101.LAB	XBRL Taxonomy Extension Label Linkbase(37)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(37)

101.DEF	XBRL Taxonomy Extension Definition Document(37)

(1)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2013

(2)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2013

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

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(6)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014

(7)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(8)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed April 24, 1997

(9)	Incorporated by reference to BioTime’s Form Quarterly Report on 10-Q for the quarter ended June 30, 1999

(10)	Incorporated by reference to BioTime’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2002

(11)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 13, 2006

(12)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(13)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 9, 2008

(14)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(15)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(16)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

(17)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010

(18)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(19)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(20)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(21)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

(22)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

(23)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (333-187706) filed by Asterias Biotherapeutics, Inc. with the Securities and Exchange Commission on June 26, 2013

(24)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-187706) filed by Asterias Biotherapeutics, Inc. with the Securities and Exchange Commission on August 13, 2013

(25)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

(26)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

(27)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q/A-1 for the quarter ended September 30, 2014

(28)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014

(29)	Incorporated by reference to BioTime’s Quarterly Report on Form 10/Q for the quarter ended March 31, 2015

(30)	Incorporated by reference to Registration Statement on Form S-1, File Number 333-205661 filed with the Securities and Exchange Commission on July 15, 2015

(31)	Incorporated by reference to BioTime’s Quarterly Report on Form 10/Q for the quarter ended September 30, 2015

(32)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2015

(33)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 16, 2015

(34)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 18, 2015

(35)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 24, 2015

(36)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed December 9, 2015

(37)	Previously filed with BioTime’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May 2016.

BIOTIME, INC.

By:	/s/Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

By:	/s/Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer