Form 10-Q
period 2016-06-30
BIOTIME INC
filed 2016-08-09
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 103,392,248 common shares, no par value, as of August 5, 2016.

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

References to “BioTime” or “we” means BioTime, Inc. and its consolidated subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Deconsolidation of Asterias Biotherapeutics, Inc. effective May 13, 2016

As fully discussed in Notes 1, 3 and 4 to the condensed unaudited consolidated interim financial statements provided herein, effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of a public offering of Asterias common stock.  BioTime did not participate in this public offering.  Prior to that date, Asterias was a majority-owned and consolidated subsidiary. On May 13, 2016, BioTime’s ownership percentage of Asterias common stock declined to below 50% and this, among other factors discussed in Note 1, resulted in a loss of control of Asterias under generally accepted accounting principles.  Since May 13, 2016, BioTime has accounted for its investment in Asterias using the equity method of accounting, electing the fair value option.

BioTime’s consolidated balance sheet at December 31, 2015, as reported, included Asterias’ assets and liabilities, after intercompany eliminations. However, Asterias’ assets and liabilities are not included in BioTime’s unaudited consolidated balance sheet at June 30, 2016 due to the deconsolidation of Asterias on May 13, 2016.

BioTime’s unaudited consolidated statements of operations for the three and six months ended June 30, 2016 include Asterias’ results for the period through May 12, 2016, the day immediately preceding the deconsolidation. For the three and six months ended June 30, 2015, BioTime's unaudited consolidated results include Asterias’ results for the full periods presented.

For further discussion, see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2016 (Unaudited) (Notes 1, 3 and 4)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,702	$42,229
Available for sale securities	619	753
Trade accounts and grants receivable, net	783	1,078
Landlord receivable	156	567
Prepaid expenses and other current assets	1,787	2,610
Total current assets	31,047	47,237

Property, plant and equipment, net and construction in progress	4,062	7,539
Deferred license fees	173	322
Deposits and other long-term assets	1,022	1,299
Equity method investment in Asterias, at fair value (Note 4)	52,194	-
Equity method investment in Ascendance	4,338	4,671
Intangible assets, net	11,491	33,592
TOTAL ASSETS	$104,327	$94,660

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,508	$9,377
Capital lease liability, current portion	173	38
Promissory notes, current portion	95	95
Deferred grant income	-	2,513
Deferred license and subscription revenue, current portion	627	439
Total current liabilities	7,403	12,462

LONG-TERM LIABILITIES
Deferred revenues, net of current portion	462	615
Deferred rent liabilities, net of current portion	28	158
Lease liability	1,386	4,400
Related party convertible debt, net of discount	701	324
Promissory notes, net of current portion	173	220
Capital lease, net of current and other liabilities	122	34
TOTAL LIABILITIES	10,275	18,213

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding	-	-
Common shares, no par value, 150,000 shares authorized; 102,288 shares issued and 101,668 shares outstanding at June 30, 2016; 94,894 issued and 90,421 outstanding at December 31, 2015	310,881	274,342
Accumulated other comprehensive income (loss)	(504)	(237)
Accumulated deficit	(221,743)	(229,181)
Treasury stock at cost: 620 shares at June 30, 2016 and 4,473 shares at December 31, 2015	(2,891)	(18,033)
BioTime, Inc. shareholders' equity	85,743	26,891
Non-controlling interest	8,309	49,556
Total shareholders' equity	94,052	76,447
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$104,327	$94,660

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES:
Subscription and advertisement revenues	$288	$357	$631	$676
Royalties from product sales	86	117	286	274
Grant income	760	1,437	2,247	2,130
Sale of research products and services	132	98	176	188
Total revenues	1,266	2,009	3,340	3,268

Cost of sales	(95)	(260)	(320)	(525)

Gross Profit	1,171	1,749	3,020	2,743

OPERATING EXPENSES:
Research and development	(8,938)	(9,059)	(22,671)	(18,383)
General and administrative	(6,636)	(6,186)	(18,509)	(11,365)
Total operating expenses	(15,574)	(15,245)	(41,180)	(29,748)
Loss from operations	(14,403)	(13,496)	(38,160)	(27,005)
OTHER INCOME/(EXPENSES):
Interest income/(expense), net	(76)	4	(88)	(79)
BioTime’s share of losses in equity method investment in Ascendance	(98)	-	(333)	-
Gain on deconsolidation of Asterias (Note 3)	49,048	-	49,048	-
Loss on equity method investment in Asterias at fair value (Note 4)	(13,483)	-	(13,483)	-
Other income/(expense), net	237	225	363	35
Total other income/(expense), net	35,628	229	35,507	(44)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	21,225	(13,267)	(2,653)	(27,049)

Deferred income tax benefit	-	1,271	-	2,448

NET INCOME (LOSS)	21,225	(11,996)	(2,653)	(24,601)

Net loss attributable to non-controlling interest	3,324	2,305	10,091	4,736

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	24,549	(9,691)	7,438	(19,865)

Dividends on preferred shares	-	(52)	-	(52)
NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	24,549	(9,743)	7,438	(19,917)
NET INCOME (LOSS) PER COMMON SHARE:

BASIC	$0.26	$(0.12)	$0.08	$(0.25)
DILUTED	$0.26	$(0.12)	$0.08	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	93,240	78,362	91,831	78,312
DILUTED	95,801	78,362	95,360	78,312

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME (LOSS)	$21,225	$(11,996)	$(2,653)	$(24,601)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(254)	(317)	(27)	(318)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(190)	-	(240)	1
COMPREHENSIVE INCOME (LOSS)	20,781	(12,313)	(2,920)	(24,918)
Less: Comprehensive loss attributable to non-controlling interest	3,324	2,305	10,091	4,736
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. BEFORE PREFERRED STOCK DIVIDEND	$24,105	$(10,008)	$7,171	$(20,182)
Preferred stock dividend	-	(52)	-	(52)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$24,105	$(10,060)	$7,171	$(20,234)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to BioTime, Inc.	$7,438	$(19,865)
Net loss allocable to non-controlling interest	(10,091)	(4,736)
Adjustments to reconcile net loss attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of Asterias (Note 4)	(49,048)	-
Unrealized loss on equity method investment in Asterias at fair value	13,483	-
Depreciation expense	748	512
Amortization of intangible assets	2,292	2,628
Amortization of deferred license fees	150	55
Amortization of prepaid rent in common stock	-	42
Stock-based compensation	5,593	3,700
Subsidiary shareholder expense for subsidiary warrants	3,125	-
Amortization of discount on related party convertible debt	245	119
Accrued interest on convertible debt	46	9
BioTime’s share of losses in equity method investment in Ascendance	333	-
Deferred income tax benefit	-	(2,448)
Bad debt expense	354	-
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(54)	69
Inventory	-	(30)
Prepaid expenses and other current assets	(396)	(301)
Accounts payable and accrued liabilities	(211)	(810)
Other long-term liabilities	(84)	-
Deferred grant income	1,496	1,930
Deferred rent liabilities	81	(61)
Deferred revenues	(59)	151
Net cash used in operating activities	(24,559)	(19,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of Asterias cash and cash equivalents (Note 3)	(8,376)	-
Purchase of equipment and other assets	(1,384)	(305)
Payments on construction in progress	(278)	(2,518)
Security deposit paid, net	22	(3)
Net cash used in investing activities	(10,016)	(2,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of BioTime common stock in public offering	17,500	-
Discounts and fees paid for sale of BioTime common stock in public offering	(1,105)	-
Proceeds from exercises of stock options	2,015	621
Proceeds from exercise of warrants	-	19
Proceeds from sale of treasury stock and subsidiary warrants	-	11,700
Reimbursement from landlord on construction in progress	411	560
Proceeds from issuance of related party convertible debt	1,019	188
Repayment of capital lease obligation	(74)	(28)
Net proceeds from sale of common shares of subsidiary	171	11,586
Fees paid on sale of common shares of subsidiary	(206)	(597)
Proceeds from exercise of subsidiary stock options	-	23
Net cash provided by financing activities	19,731	24,072

Effect of exchange rate changes on cash and cash equivalents	317	(232)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(14,527)	1,978
CASH AND CASH EQUIVALENTS:
At beginning of the period	42,229	29,487
At end of the period	$27,702	$31,465

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

In order to efficiently advance product candidates through the clinical trial process, BioTime historically created operating subsidiaries for each program and product line. Management believes this approach has fostered efficient use of resources and reduced shareholder dilution as compared to strategies commonly deployed by the biotechnology industry, as the various programs and product lines have advanced through basic research and animal studies. As a result, BioTime has developed multiple clinical-stage products rather than being dependent on a single product program. BioTime and its subsidiaries have received substantial amounts of non-dilutive financial support from government and nonprofit organizations that are seeking to identify and accelerate the development of potential breakthroughs in the treatment of various major diseases. BioTime currently has an equity method investment in Asterias Biotherapeutics, Inc. (NYSE MKT: AST) and a majority-owned subsidiary, OncoCyte Corporation (NYSE MKT: OCX), both of which companies have shares publicly traded on the NYSE MKT.

As further discussed in Notes 3 and 4, effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of a public offering of Asterias common stock, in which BioTime did not participate.  Prior to that date, Asterias was a majority-owned and consolidated subsidiary. On May 13, 2016, BioTime experienced a loss of control of Asterias under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain, a majority of the subsidiary’s Board of Directors. All of these loss of control factors were present for BioTime as of May 13, 2016.  Accordingly, since May 13, 2016, BioTime has accounted for its investment in Asterias using the equity method of accounting at fair value (see Notes 3 and 4).

BioTime, its subsidiaries, and companies accounted for as equity method investments now have four therapeutic product candidates in human clinical trials. BioTime’s Renevia®, a potential treatment for HIV related facial lipoatrophy, is currently in a pivotal clinical trial in Europe to assess its efficacy in restoring normal skin contours in patients whose subcutaneous fat, or adipose tissue, has been lost due to antiviral drug treatment for HIV. Renevia ® consists of BioTime’s proprietary cell-transplantation delivery matrix (HyStem®) combined with the patient’s own adipose cells. Asterias has three clinical stage programs based on proprietary cell therapy platforms: AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase I/IIa clinical trial for spinal cord injuries; AST-VAC1 is a patient-specific cancer immunotherapy being evaluated by Asterias in Acute Myeloid Leukemia (AML); and AST-VAC 2 is a non-patient specific cancer immunotherapy for which the initiation of a Phase I/IIa clinical trial is planned for the first quarter of 2017. BioTime’s majority-owned subsidiary, Cell Cure Neurosciences, Ltd., is developing OpRegen ®, a potential therapy derived from pluripotent stem cells for the treatment of the dry form of age-related macular degeneration.  OpRegen ® is currently in a Phase I/IIa clinical trial.

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

Principles of consolidation – All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated ReCyte Therapeutics, Inc. (“ReCyte”), OncoCyte Corporation (“OncoCyte”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”), Cell Cure Neurosciences, Ltd (“Cell Cure Neurosciences”) BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, Inc. (“LifeMap Sciences”), LifeMap Sciences, Ltd., and LifeMap Solutions, Inc., as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest of the subsidiaries that are not wholly-owned is reflected as a separate element of shareholders' equity on BioTime’s condensed consolidated balance sheets.  Effective May 13, 2016, BioTime deconsolidated Asterias’ financial statements (see Notes 3 and 4).

Equity method investment in Asterias, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of the company.  For equity method investments which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations as a non-operating gain or loss from equity method investment.

As further discussed in Notes 3 and 4, effective May 13, 2016, BioTime owned approximately 49% of the outstanding common stock of Asterias and has elected to account for its investment in Asterias at fair value using the equity method of accounting because since that date BioTime experienced a loss of control of Asterias, as defined by GAAP, but continues to exercise significant influence over Asterias.  Under the fair value method, the investment is marked to market using the closing price of Asterias common stock on the NYSE MKT multiplied by the number of shares of Asterias held by BioTime, with changes in the fair value of the Asterias investment included in other income/expenses, net, in the condensed consolidated statements of operations.  The Asterias equity method investment is considered a level 1 asset as defined by Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2016, BioTime had an accumulated deficit of approximately $221.7 million, working capital of $23.6 million and shareholders’ equity of $94.1 million. On June 21, 2016, and July 5, 2016, BioTime completed an equity financing and raised $18.9 million in net proceeds after discounts, commissions and other expenses (see Note 10).  BioTime has evaluated its projected cash flows for it and its subsidiaries and believes that its cash and cash equivalents and available for sale securities of $28.3 million as of June 30, 2016, will be sufficient to fund its operations through the next twelve months.  BioTime’s projected cash flows are subject to various risks and uncertainties. For example, clinical trials being conducted by Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand.  If Cell Cure Neurosciences were to lose its grant funding or BioTime is unable to continue to provide working capital to Cell Cure Neurosciences, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. Also, OncoCyte will need to raise additional capital during 2016 to establish a CLIA certified laboratory to conduct the cancer diagnostic tests that it is developing.

Basic and diluted net income (loss) per share – BioTime applies the two-class method for calculating basic earnings per share. Under the two-class method, net income, if any, will be reduced by preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities are comprised of Series A convertible preferred stock and participate in dividends, whether declared or not. Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock subject to repurchase by BioTime, if any, during the period. For periods in which BioTime reported a net loss, the participating securities are not contractually obligated to share in the losses of BioTime, and accordingly, no losses have been allocated to the participating securities. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, and convertible preferred stock, if any, using the if-converted method.

The primary components of weighted average shares of potentially dilutive common shares used to compute diluted net income per common share for the three months ended June 30, 2016 were approximately 2.4 million shares of treasury stock (see Note 10), and approximately 164,000 restricted stock units and outstanding stock options; for the six months ended June 30, 2016 potentially dilutive shares were approximately 3.4 million shares of treasury stock and approximately 94,000 restricted stock units and outstanding stock options (see Note 11)

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Six Months Ended June 30, (Unaudited)
	2016	2015
Stock options	5,679	4,212
Warrants	9,395	9,191
Treasury stock	-	4,894

Recently Issued Accounting Pronouncements –There have been no recent accounting pronouncements since the recently issued pronouncements included in BioTime’s Form 10-Q for the three months ended March 31, 2016.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  In connection with preparing financial statements for each annual and interim reporting period, ASU 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU No. 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted. BioTime has not elected early adoption and believes the impact of the adoption of ASU No. 2014-15 could have a material adverse impact on BioTime’s consolidated financial statements.

3.	Deconsolidation of Asterias

On May 13, 2016, Asterias completed the sale of 5,147,059 shares of its common stock and warrants to purchase 2,959,559 shares of its common stock, through an underwritten public offering (the “Asterias Offering”).  BioTime did not participate in the Asterias Offering. Asterias received approximately $16.2 million in net proceeds from the Asterias Offering, after deduction of underwriting discounts, commissions and other expenses of the Asterias Offering.

As a result of the sale of Asterias common stock in the Asterias Offering and the issuance of 708,333 shares of Asterias common stock upon the exercise of certain stock options by a former Asterias executive, as of May 13, 2016, BioTime’s percentage ownership of the outstanding common stock of Asterias declined to 48.8%. On May 13, 2016, BioTime’s experienced a loss of control of Asterias under generally accepted accounting principles (see Note 1).  Accordingly, BioTime has deconsolidated Asterias’ financial statements and results of operations from BioTime (the “Deconsolidation”), effective May 13, 2016, in accordance with ASC, 810-10-40-4(c), Consolidation.  Beginning on May 13, 2016, BioTime is accounting for the retained noncontrolling investment in Asterias under the equity method of accounting and has elected the fair value option under ASC 825-10, Financial Instruments.

BioTime continues to hold 21.7 million shares of Asterias common stock, or approximately 49% of Asterias outstanding common stock as of June 30, 2016.

In connection with the Deconsolidation and in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $49.0 million during the quarter ended June 30, 2016 included in other income and expense, net, in the consolidated statements of operations.

4.	Equity Method Investment in Common Stock of Asterias, at fair value

BioTime elected to account for its investment in 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Deconsolidation.  The investment in Asterias had a fair value of $52.2 million as of June 30, 2016 and a fair value of $65.7 million as of May 13, 2016, based on the closing price of Asterias common stock on the NYSE MKT on those respective dates.  For the three and six months ended June 30, 2016, BioTime recorded an unrealized loss of $13.5 million on the Asterias equity method investment due to the decline in Asterias stock price from May 13, 2016 to June 30, 2016.

The unaudited condensed results of operations and unaudited condensed balance sheet information of Asterias are summarized below (in thousands):

	Three months ended June 30, 2016	Six months ended June 30, 2016	For the Period May 13, 2016 through June 30, 2016 (2)
Condensed Statements of Operations (1):
Total revenue	$1,532	$3,126	$772
Gross profit	1,526	3,067	766
Loss from operations	(7,074)	(18,166)	(4,134)
Net loss	$(5,159)	$(15,496)	$(2,383)

	June 30, 2016	December 31, 2015
Condensed Balance Sheet information (1):
Current assets	$33,830	$12,783
Noncurrent assets	33,414	27,445
	$67,244	$40,228

Current liabilities	$13,219	$4,450
Noncurrent liabilities	10,751	4,605
Stockholders’ equity	43,274	31,173
	$67,244	$40,228

(1) The condensed unaudited statement of operations information included in the table above reflects Asterias’ results of operations for the three and six months ended June 30, 2016.  Asterias unaudited results of operations for the period from January 1, 2016 through May 12, 2016, the date immediately preceding the Deconsolidation, are included in the unaudited consolidated results of operations of BioTime for the three and six months ended June 30, 2016 shown in the table below.  The condensed unaudited balance sheet information of Asterias included in the table above was included in BioTime’s consolidated balance sheet at December 31, 2015, after intercompany eliminations.

(2) The condensed unaudited statement of operations information for the period May 13, 2016 through June 30, 2016 is not included in the unaudited consolidated results of BioTime for the three and six months ended June 30, 2016 due to the Deconsolidation of Asterias on May 13, 2016.

The following table summarizes Asterias’ unaudited results of operations that are included in BioTime’s unaudited consolidated results of operations, after intercompany eliminations, for the period from January 1, 2016 through May 12, 2016, the date immediately preceding the deconsolidation of Asterias, the period from April 1, 2016 through May 12, 2016 and, for the three and six months ended June 30, 2015 (unaudited) (in thousands).

	For the Period April 1, 2016 through May 12, 2016	Three months ended June 30, 2015	For the Period January 1, 2016 through May 12, 2016	Six months ended June 30, 2015
Total revenue	$760	$772	$2,354	$1,552
Gross profit	760	734	2,301	1,464
Loss from operations	(2,940)	(4,807)	(14,032)	(9,342)
Net loss	$(2,776)	$(3,618)	$(13,113)	$(6,590)

5.	Equity Method Investment in Common Stock of Ascendance Biotechnology, Inc.

On December 9, 2015, BioTime acquired a 51.2% equity interest in the common stock of Ascendance Biotechnology, Inc. (“Ascendance”) in exchange for a group of assets and intellectual property licenses deemed to be a business, as defined by ASC 805, Business Combinations. In January 2016, a member of the Board of Directors of BioTime invested an additional $100,000 in Ascendance decreasing BioTime’s ownership to 49.9%. Ascendance is a privately-held company that markets drug assay tests for use in drug-development and safety-testing of products in the pharmaceutical and chemical industries and sells products for stem cell research. Since inception of the investment, BioTime accounted for the Ascendance investment under the equity method of accounting since Ascendance is deemed a variable interest entity (VIE), and while BioTime is able to exercise significant influence over Ascendance, BioTime does not have a controlling financial interest in Ascendance and BioTime is not the primary beneficiary as defined by ASC 810-10, Consolidation - Variable Interest Entities.

BioTime’s share of net losses, including dilution losses due to decreased ownership in the Ascendance investment recorded in the consolidated statements of operations during the six months ended June 30, 2016 was $333,000.

6.	Property, plant and equipment, net and construction in progress

At June 30, 2016 and December 31, 2015, property, plant and equipment, and construction in progress were comprised of the following (in thousands):

	June 30, 2016 (Unaudited)(1)	December 31, 2015
Property, plant and equipment	$6,492	$10,757
Construction in progress	-	93
Accumulated depreciation	(2,430)	(3,311)
Property, plant and equipment, net	$4,062	$7,539

(1) Reflects the effect of the Deconsolidation.

Depreciation expense amounted to $748,000 and $512,000 for the six months ended June 30, 2016 and 2015, respectively.

Construction in progress

Construction in progress of approximately $1.6 million was transferred to property, plant and equipment as of June 1, 2016 when BioTime completed construction on tenant improvements at its new Alameda facility (see Note 13). Under the terms of the lease agreement, the landlord provided BioTime with an initial tenant improvement allowance of up to $1.4 million, which BioTime utilized entirely to construct a research and development laboratory, a diagnostic testing laboratory, and a small production facility that can be used to manufacture small cell banks and clinical materials for clinical studies. Additional tenant improvements of approximately $200,000 as of June 30, 2016 related to tenant improvements and construction costs that were not reimbursable by the landlord and were paid by BioTime. The tenant improvements will be depreciated over the lease term.

7.	Intangible assets, net

At June 30, 2016 and December 31, 2015, intangible assets, net of amortization were comprised of the following (in thousands):

	June 30, 2016 (Unaudited)(1)	December 31, 2015
Intangible assets	$25,703	$52,563
Accumulated amortization	(14,212)	(18,971)
Intangible assets, net	$11,491	$33,592

(1) Reflects the effect of the Deconsolidation.

BioTime recognized $2.3 million and $2.6 million in amortization expense of intangible assets, included in research and development, during the six months ended June 30, 2016 and 2015, respectively.

8.	Accounts Payable and Accrued Liabilities

At June 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2016 (Unaudited)(1)	December 31, 2015
Accounts payable	$1,758	$2,798
Accrued expenses	3,552	5,021
Accrued bonuses	827	1,126
Other current liabilities	371	432
Total	$6,508	$9,377

(1) Reflects the effect of the Deconsolidation.

9.	Related Party Transactions and Related Party Convertible Debt

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at an amount that approximates his cost.

During the six months ended June 30, 2016, Cell Cure Neurosciences issued certain convertible notes (the “Convertible Notes”) to a Cell Cure Neurosciences shareholder other than BioTime in the principal amount of $999,000. In April and November 2015, Cell Cure Neurosciences issued Convertible Notes to a Cell Cure Neurosciences shareholder other than BioTime in the principal amount of $188,000 and $66,000, respectively. In July and September 2014, Cell Cure Neurosciences issued Convertible Notes to two Cell Cure Neurosciences shareholders other than BioTime in the principal amount of $471,000. One of the Cell Cure Neurosciences shareholders who acquired Convertible Notes is considered a related party. The functional currency of Cell Cure Neurosciences is the Israeli New Shekel, however the Convertible Notes are payable in United States dollars. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017, and in February and April 2019. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure Neurosciences ordinary shares at a fixed conversion price of $20 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure Neurosciences ordinary shares and not with cash.  The conversion feature of the Convertible Notes issued is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure Neurosciences ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated $41.00 per share fair value of Cell Cure Neurosciences ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature equal to the intrinsic value is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding reduction to the carrying value of the convertible debt instrument. In the case of the Convertible Notes, this reduction represents a debt discount equal to the principal amount on the issuance dates. This debt discount will be amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate of 23%.

At June 30, 2016, the carrying value of the Convertible Notes was $701,000, comprised of principal and accrued interest of approximately $1,866,000, net of unamortized debt discount of approximately $1,165,000. As of December 31, 2015, the carrying value of the Convertible Notes was $324,000, comprised of principal and accrued interest of $748,000, net of unamortized debt discount of $424,000.

In January 2016 and December 2015, certain BioTime board members invested in Ascendance as individual investors concurrently with BioTime’s investment in Ascendance (see Note 5).

10.	Shareholders' Equity

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

Common Shares

BioTime is authorized to issue 150,000,000 common shares with no par value. As of June 30, 2016, BioTime had 102,287,695 issued and 101,667,989 outstanding common shares; as of December 31, 2015, BioTime had 94,894,140 issued and 90,421,554 outstanding common shares. The difference of 619,706 and 4,472,586 between issued common shares and outstanding common shares as of June 30, 2016 and December 31, 2015, respectively, is attributed to shares held by BioTime subsidiaries which are accounted for as treasury stock on the condensed consolidated balance sheet.  In connection with the Deconsolidation of Asterias as of May 13, 2016 (see Notes 3 and 4), BioTime has reported 3,852,880 BioTime common shares held by Asterias as outstanding common shares.

On June 16, 2016, BioTime entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of the several underwriters (the “Underwriters”) relating to the issuance and sale of 7,322,176 common shares. The public offering price for each share was $2.39.

On June 21, 2016, BioTime issued 7,322,176 common shares pursuant to an underwritten public offering, for net proceeds of $16.4 million, after deducting underwriting discounts and commissions and other expenses.  On July 5, 2016, BioTime issued an additional 1,098,326 common shares upon the full exercise of the over-allotment option by the Underwriters for net proceeds of $2.5 million, after deducting underwriting discounts (See Note 14).

Treasury Stock

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries.

11.	Stock Option Plans

BioTime has adopted a 2012 Equity Incentive Plan (the “2012 Plan”) under which BioTime has reserved 10,000,000 common shares for the grant of stock options, restricted stock, restricted stock units (RSUs) and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options and RSUs Outstanding	Weighted Average Exercise Price
December 31, 2015	5,257	5,194	$3.93
Options granted	(1,541)	1,541	2.87
RSUs granted	(208)	100	-
Options exercised	-	-	-
Options forfeited/cancelled	207	(420)	4.52
June 30, 2016	3,715	6,415	$3.63

During the six months ended June 30, 2016, BioTime issued 3,812 immediately vested common shares from the 2012 Plan, which are not reflected in the RSUs granted. However, reduced the total shares available in the 2012 Plan for future grants shown in the table above.  Common shares issued or RSUs granted from the 2012 Plan reduce the shares available for grant by 2-for-1.

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	June 30, (Unaudited)
	2016	2015
Expected life (in years)	6.07	6.04
Risk-free interest rates	1.45%	1.76%
Volatility	61.78%	67.02%
Dividend yield	0%	0%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Six Months Ended June 30, (Unaudited)
	2016	2015
Research and development	$1,785	$978
General and administrative	3,808	2,722
Total stock-based compensation expense	$5,593	$3,700

12.	Income Taxes

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. BioTime established a full valuation allowance as of June 30, 2016 and December 31, 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Although the Deconsolidation was not a taxable transaction to BioTime, the $49.0 million gain on the Deconsolidation of Asterias recorded by BioTime generated a deferred tax liability on the equity method investment in Asterias carried at fair value that was fully offset by BioTime’s net operating losses.  Accordingly, BioTime did not record any provision or benefit for income taxes for the three and six months ended June 30, 2016.  An income tax benefit of approximately $2.4 million was recorded for the six months ended June 30, 2015, of which approximately $2.6 million was related to federal taxes offset by $154,000 related to state taxes. The income tax benefit recorded for the six months ended June 30, 2015 was primarily related to the deferred tax liabilities BioTime had recorded for its acquisition of certain intellectual property.

13.	Commitments and Contingencies

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

The landlord provided BioTime with an initial tenant improvement allowance of $1.4 million that was applied to the construction of improvements for the leased premises, primarily for the research and development facilities. BioTime utilized the tenant improvement allowance to complete the leasehold improvements as of June 1, 2016 (see Note 6).

Base rent under the New Alameda Lease commenced on February 1, 2016 at $64,670 per month, and will increase by approximately 3% annually on every February 1 thereafter during the lease term. The lease payments allocated to the landlord liability are amortized as debt service on that liability over the lease term.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of June 30, 2016 and December 31, 2015.

14.	Subsequent Events

On July 5, 2016, BioTime issued an additional 1,098,326 common shares upon the full exercise of the over-allotment option by the Underwriters for net proceeds of $2.5 million, after deducting underwriting discounts (see Note 10).

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

Equity method investment in Asterias, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control as defined under GAAP, over the operating and financial policies of a company in which it holds an equity investment.  For equity method investments which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations as a non-operating gain or loss from equity method investment.

As further discussed in Notes 3 and 4 to the condensed consolidated interim financial statements, effective May 13, 2016, BioTime owned approximately 49% of the outstanding common stock of Asterias Biotherapeutics, Inc. ("Asterias") and has elected to account for its investment in Asterias at fair value using the equity method of accounting since as of this date BioTime no longer has a majority ownership interest in Asterias but BioTime continues to exercise significant influence over Asterias.  Under the fair value method, the investment is marked to market using the closing price of Asterias common stock on the NYSE MKT multiplied by the number of shares of Asterias held by BioTime, with changes in the fair value of the investment included in other income/expenses, net, in the consolidated statements of operations.  The Asterias investment is considered a level 1 asset as defined by ASC 820.

Results of Operations

In connection with the deconsolidation of Asterias as described in Notes 3 and 4 to the condensed consolidated interim financial statements(the "Deconsolidation"), BioTime recorded a $49.0 million gain on the Deconsolidation of Asterias during the quarter ended June 30, 2016 which is included in other income and expense, net, in the consolidated statements of operations.

Asterias Condensed Balance Sheet Information (in thousands)

	June 30, 2016	December 31, 2015
Condensed Balance Sheet information (1):
Current assets	$33,830	$12,783
Noncurrent assets	33,414	27,445
	$67,244	$40,228

Current liabilities	$13,219	$4,450
Noncurrent liabilities	10,751	4,605
Stockholders’ equity	43,274	31,173
	$67,244	$40,228

(1) The condensed unaudited Asterias balance sheet information as of December 31, 2015 included in the table above was included in BioTime’s consolidated balance sheet at December 31, 2015, after intercompany eliminations.  The June 30, 2016 unaudited Asterias balance sheet is shown for comparative purposes only as we have deconsolidated Asterias’ financial statements effective May 13, 2016.

Primary components of Asterias’ assets and liabilities included in BioTime at December 31, 2015

At December 31, 2015, the primary components of Asterias’ assets and liabilities include in the consolidated balance sheet of BioTime were as follows: Asterias’ current assets were cash and cash equivalents of $11.2 million and prepaid expenses and other current assets of $1.6 million; the primary components of noncurrent assets of Asterias were intangible assets, net, of $20.8 million and property, plant and equipment, net of $5.8 million; the primary components of Asterias’ liabilities were accounts payable and accrued liabilities of $1.9 million, deferred grant income of $2.5 million and landlord liability of $4.4 million.

Comparison of Three and Six Months Ended June 30, 2016 and 2015 (in thousands).

In order to provide proper comparability of the results of BioTime due to the Deconsolidation, the following tables provide consolidated results of operations of BioTime for the three and six months ended June 30, 2016 and 2015, then show the results operations of Asterias’ that are included in BioTime’s consolidated results, which include the periods from January 1, 2016 through May 12, 2016 (133 days), from April 1, 2016 through May 12, 2016 (42 days) and, for the three and six months ended June 30, 2015, to arrive at the BioTime consolidated results less Asterias (in thousands).

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Consolidated Results of Operations	Less: Asterias (42 days)	Consolidated Results less Asterias	Consolidated Results of Operations	Less: Asterias (3 months)	Consolidated Results less Asterias
REVENUES:
Subscription and advertisement revenues	$288	$-	$288	$357	$-	$357
Royalties from product sales	86	-	86	117	73	44
Grant income	760	760	-	1,437	659	778
Sale of research products and services	132	-	132	98	40	58
Total revenues	1,266	760	506	2,009	772	1,237

Cost of sales	(95)	-	(95)	(260)	(38)	(222)

Gross Profit	1,171	760	411	1,749	734	1,015

OPERATING EXPENSES:
Research and development	8,938	2,343	6,595	9,059	3,696	5,363
General and administrative	6,636	1,357	5,279	6,186	1,845	4,341
Total operating expenses	15,574	3,700	11,874	15,245	5,541	9,704
Loss from operations	(14,403)	(2,940)	(11,463)	(13,496)	(4,807)	(8,689)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Consolidated Results of Operations	Less: Asterias (133 days)	Consolidated Results less Asterias	Consolidated Results of Operations	Less: Asterias (6 months)	Consolidated Results less Asterias
REVENUES:
Subscription and advertisement revenues	$631	$-	$631	$676	$175	$501
Royalties from product sales	286	107	179	274	-	274
Grant income	2,247	2,247	-	2,130	1,337	793
Sale of research products and services	176	-	176	188	40	148
Total revenues	3,340	2,354	986	3,268	1,552	1,716

Cost of sales	(320)	(53)	(267)	(525)	(88)	(437)

Gross Profit	3,020	2,301	719	2,743	1,464	1,279

OPERATING EXPENSES:
Research and development	22,671	8,684	13,987	18,383	7,289	11,094
General and administrative	18,509	7,547	10,962	11,365	3,517	7,848
Total operating expenses	41,180	16,231	24,949	29,748	10,806	18,942
Loss from operations	(38,160)	(13,930)	(24,230)	(27,005)	(9,342)	(17,663)

BioTime total revenues decreased by approximately $0.7 million for the three months ended June 30, 2016 as compared to the same period in the prior year primarily related to a reduction of $0.8 million in grant income that was not available for the three and six months ended June 30, 2016. For the six months ended June 30, 2015, BioTime recognized $310,000 from three grants awarded to us by the National Institutes of Health (“NIH”) which expired in August 2015 and in May 2016, $467,000 recognized by Cell Cure Neurosciences from grants awarded by the Office of the Chief Scientist of Israel (“OCS”).  Asterias total revenues for the six months ended June 30, 2016 increased by $0.8 million from the prior year due to timing and recognition of grant income received from the California Institute of Regenerative Medicine.

Cost of sales for the first three and six months of 2016 decreased in line with the decrease in the various streams of revenues other than grant income.

The amounts in the tables below are BioTime’s consolidated results for all periods presented (in thousands).

	Three Months Ended June 30,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Research and development expenses	$8,938	$9,059	$-121	-1.3%
General and administrative expenses	6,636	6,186	+450	+7.3%

	Six Months Ended June 30,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Research and development expenses	$22,671	$18,383	$ +4,288	+23.3%
General and administrative expenses	18,509	11,365	+7,144	+62.9%

Research and development expenses – Research and development expenses attributable to BioTime increased approximately 26% to $14.0 million for the six months ended June 30, 2016, from $11.1 million for the six months ended June 30, 2015. The increase is primarily attributable to $1.6 million in consulting and outside research and services, including stock-based compensation to consultants, $0.9 million related to regulatory and clinical trials of BioTime’s Renevia® and OncoCyte’s cancer diagnostic tests; and $0.3 million related to rent and facilities expenses allocated to research and development. These increases in research and development expenses also reflect an increase of $1.4 million on account of Asterias programs and, were in part, offset by a reduction of $0.3 million related to disposal of our ESI-BIO division in December 2015 pursuant to our Ascendance investment.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the six months ended June 30, 2016 and 2015 (in thousands).

		Amount(1)		Percent
Company	Program	2016	2015	2016	2015
BioTime and ESI	PureStem® progenitor and pluripotent cell lines, and related research products	3,213	2,327	14.2%	12.7%
BioTime	Hydrogel products and HyStem ® research	2,024	1,663	9.0%	9.0%
BioTime	Hextend®	31	29	-%	-%
Cell Cure Neurosciences	OpRegen®	2,017	1,800	9.0%	9.8%
LifeMap Sciences(2)	Databases and mobile health products	2,926	2,357	12.9%	12.8%
OncoCyte	Cancer diagnostics	3,030	1,929	13.4%	10.5%
Asterias Biotherapeutics	Pluripotent cell therapy programs	8,684	7,289	38.3%	39.7%
OrthoCyte	Orthopedic therapy	304	334	1.3%	2.0%
ReCyte Therapeutics	Cardiovascular therapy	442	655	1.9%	3.5%
Total		$22,671	$18,383	100.0%	100.0%

(1)	Amount also includes research and development expenses incurred directly by the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences

General and administrative expenses – General and administrative expenses increased to $18.5 million for the six months ended June 30, 2016 from $11.4 million for the six months ended June 30, 2015. The increase is primarily attributable to $2.1 million in employee compensation, including employee bonus accruals, stock-based compensation and related costs allocated to general and administrative expenses; cash and stock-based compensation to outside directors; $0.7 million in legal fees, accounting, audit and tax related expenses; $0.4 million in bad debt expenses related and $0.3 million in investor and public relations related expenses. The increase is also attributable to a $4.0 million increase in general and administrative expenses incurred by Asterias through May 12, 2016.  The increase is in part a result increased staffing needed to advance programs under development at BioTime, including non-cash stock-based compensation from BioTime, OncoCyte and Asterias. These increases are in part offset by decreases of $0.2 million related to disposal of our ESI-BIO division in December 2015 pursuant to our Ascendance investment.

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

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries during the six months ended June 30, 2016 and 2015 (in thousands).

	Amount(1)		Percent
Company	2016	2015	2016	2015
BioTime	$4,503	$3,465	24.2%	30.6%
Cell Cure Neurosciences	687	296	3.6%	2.6%
Asterias Biotherapeutics	7,547	3,517	40.7%	30.9%
ESI	114	116	1.0%	1.0%
LifeMap Sciences(2)	1,873	2,760	10.0%	24.3%
OncoCyte	3,087	727	16.7%	6.4%
OrthoCyte	347	263	1.9%	2.3%
ReCyte Therapeutics	351	221	1.9%	1.9%
Total	$18,509	$11,365	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses.

(2)	Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences.

Other income/(expenses), net

Gain on deconsolidation of Asterias – During the quarter ended June 30, 2016, we recorded a gain of $49.0 million in connection with the Deconsolidation of Asterias.

Unrealized loss on equity method investment in Asterias – We own 21.7 million shares of common stock of Asterias, or approximately 49% of the outstanding equity of Asterias.  We elected to account for our investment in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Deconsolidation.  The investment in Asterias had a fair value of $52.2 million as of June 30, 2016 and a fair value of $65.7 million as of May 13, 2016, based on the closing price of Asterias common stock on the NYSE MKT on those respective dates.  For the three and six months ended June 30, 2016, we recorded an unrealized loss of $13.5 million on the Asterias equity method investment due to the decline in Asterias stock price from May 13, 2016 to June 30, 2016.

Other income/(expense), net – Other income, net, in 2016 and 2015 consists primarily of net foreign currency transaction gains recognized by ESI and by Cell Cure Neurosciences and interest expenses.

Income Taxes – We established a full valuation allowance as of June 30, 2016 and December 31, 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Although the Deconsolidation of Asterias was not a taxable transaction to us, the gain of $49.0 million on the Deconsolidation recorded by us generated a deferred tax liability on the equity method investment in Asterias carried at fair value that was fully offset by our net operating losses.  Accordingly, we did not record any provision or benefit for income taxes for the three and six months ended June 30, 2016.  For the same period in 2015, an income tax benefit of approximately $2.4 million was recorded entirely attributable to Asterias, the operating results of which were included in our consolidated results in the prior period income taxes; of the $2.4 million 2015 tax benefit recorded during the six months ended June 30, 2015, approximately $2.6 million was related to federal offset by $154,000 provision related to state taxes.

Liquidity and Capital Resources

At June 30, 2016, we had $27.7 million of cash and cash equivalents on hand of which $7.0 million was held by subsidiaries.

Based on the June 30, 2016 closing prices of Asterias and OncoCyte common stock on the NYSE MKT, the shares of Asterias and OncoCyte owned by BioTime each had an estimated market value of $52.2 million and $52.2 million, or an aggregate market value of approximately $104 million on that date. BioTime has no present plan to liquidate its holdings of Asterias or OncoCyte shares. The market values shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

We have outstanding warrants to purchase 9,394,862 of our common shares at an exercise price of $4.55 per share that will expire on dates ranging from June 5, 2018 through September 30, 2018. We will receive $42.7 million if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

Since inception, we have incurred significant net losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2016, BioTime had an accumulated deficit of approximately $221.7 million, working capital of $23.6 million and shareholders’ equity of $94.1 million. We have evaluated projected cash flows for us and our subsidiaries and we believe that our consolidated cash, cash equivalents and available for sale securities of $28.3 million as of June 30, 2016, will be sufficient to fund our operations through the next twelve months. However, clinical trials being conducted by Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If Cell Cure Neurosciences were to lose its grant funding or BioTime is unable to continue to provide working capital to Cell Cure Neurosciences, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trial. OncoCyte will need to raise additional capital during 2016 to establish a diagnostic testing laboratory for the cancer diagnostic tests it is developing.

Cash used in operations

During the six months ended June 30, 2016, our total research and development expenses were $22.7 million and our general and administrative expenditures were $18.5 million. Net cash used in operating activities during this period amounted to $24.6 million. The difference between the net income attributable to us and net cash used in operating activities during the six months ended June 30, 2016 was primarily attributable to the noncash items as follows: $10.1 million loss attributable to noncontrolling shareholders, gain of $49.0 million related to the Asterias Deconsolidation, offset by an unrealized loss of $13.5 million recorded for the decline in fair value of our Asterias equity method investment from May 13, 2016 through June 30, 2016, stock-based compensation expense of $5.6 million, depreciation and amortization expenses of $3.0 million and $3.1 million warrant expense issued to Asterias shareholders in March 2016.  Changes in working capital impacted our cash used in operations by $0.8 million as a net source of cash.

Cash flows from investing activities

During the six months ended June 30, 2016, we used $10.0 million in cash for investing activities. The primary components of this use of cash were $8.4 million related to the Asterias Deconsolidation and $1.7 million of purchases of property, plant and equipment, including tenant improvements.

Cash generated by financing activities

During the six months ended June 30, 2016, primary sources of cash generated by financing activities were: net proceeds of $16.4 million from the sale of 7,322,176 common shares at a price of $2.39 per share in an underwritten public offering, $2.0 million in proceeds from exercise of subsidiary stock options principally from Asterias prior to the Deconsolidation, and $1.0 million in proceeds from issuance of convertible debt by our majority-owned subsidiary, Cell Cure Neurosciences to shareholders other than BioTime.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

Equity Method Investment in Asterias

We account for our investment in Asterias using the equity method of accounting fair value option, therefore our investment in Asterias is subject to changes in the stock price of Asterias. Asterias common stock trades on the NYSE MKT under the ticker “AST”.

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

We have incurred operating losses since inception and we do not know if we will attain profitability

Our operating losses for the six months ended June 30, 2016 and for the fiscal years ended December 31, 2015 and 2014, were $38.2 million, $65.8 million and $50.7 million, respectively, and we had an accumulated deficit of $221.7 million as of June 30, 2016. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

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

•
The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $22.7 million during the six months ended June 30, 2016, and $42.6 million and $37.5 million during the fiscal years ended December 31, 2015 and 2014, respectively.

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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•
At June 30, 2016, we had $27.7 million of cash and cash equivalents on hand, of which $7.0 million was held by our subsidiaries. On June 21, 2016 and July 5, 2016, we completed an underwritten public offering to issue 7,322,176 shares of our common stock including the full exercise of the overallotment by the underwriters of 1,098,326 shares of our common stock, raising net proceeds of approximately $18.9 million after underwriting discounts and other expenses, but there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•
We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.          Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments*

3.2	By-Laws, as Amended (1)

10.1	Second Amendment to License Agreement, dated January 25, 2016, between OncoCyte Corporation and The Wistar Institute of Anatomy and Biology *

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101CAL	XBRL Taxonomy Extension Calculation Linkbase*

101LAB	XBRL Taxonomy Extension Label Linkbase*

101PRE	XBRL Taxonomy Extension Presentation Linkbase*

101DEF	XBRL Taxonomy Extension Definition Document*

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

BIOTIME, INC.

Date: August 9, 2016	/s/ Michael D. West
Michael D. West
Co-Chief Executive Officer

Date: August 9, 2016	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Date: August 9, 2016	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer