Form 10-Q
period 2016-09-30
BIOTIME INC
filed 2016-11-04
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 103,392,248 common shares, no par value, as of October 13, 2016.

PART I--FINANCIAL INFORMATION

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

Deconsolidation of Asterias Biotherapeutics, Inc. Effective May 13, 2016

As fully discussed in Notes 1, 3 and 4 to the unaudited condensed consolidated interim financial statements provided herein, effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of a public offering of Asterias common stock. BioTime did not participate in this public offering. Prior to that date, Asterias was a majority-owned and consolidated subsidiary. On May 13, 2016, BioTime’s ownership percentage of Asterias common stock declined to below 50% and this, among other factors discussed in Note 1, resulted in a loss of control of Asterias under generally accepted accounting principles. Since May 13, 2016, BioTime has accounted for Asterias using the equity method of accounting, electing the fair value option.

BioTime’s consolidated balance sheet at December 31, 2015, as reported, included Asterias’ assets and liabilities, after intercompany eliminations. However, Asterias’ assets and liabilities are not included in BioTime’s unaudited consolidated balance sheet at September 30, 2016 due to the deconsolidation of Asterias on May 13, 2016.

BioTime’s unaudited consolidated statements of operations for the nine months ended September 30, 2016 include Asterias’ results for the period through May 12, 2016, the day immediately preceding the deconsolidation. For the three and nine months ended September 30, 2015, BioTime's unaudited consolidated results include Asterias’ results for the full periods presented.

For further discussion, also see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2016 (Unaudited) (Notes 1, 3 and 4)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,451	$42,229
Available for sale securities	903	753
Trade accounts and grants receivable, net	1,604	1,078
Landlord receivable	115	567
Prepaid expenses and other current assets	2,079	2,610
Total current assets	35,152	47,237

Property, plant and equipment, net and construction in progress	4,726	7,539
Deferred license fees	145	322
Deposits and other long-term assets	1,011	1,299
Equity method investment in Asterias, at fair value (Note 4)	92,210	-
Equity method investment in Ascendance	3,482	4,671
Intangible assets, net	10,848	33,592
TOTAL ASSETS	$147,574	$94,660

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,176	$9,377
Capital lease liability, current portion	173	38
Promissory notes, current portion	95	95
Related party convertible debt, net of discount, current portion	357	-
Deferred grant income	-	2,513
Deferred license and subscription revenue, current portion	537	439
Total current liabilities	8,338	12,462

LONG-TERM LIABILITIES
Deferred revenues, net of current portion	385	615
Deferred rent liabilities, net of current portion	46	158
Lease liability	1,348	4,400
Related party convertible debt, net of discount, net of current portion	954	324
Promissory notes, net of current portion	173	220
Capital lease, net of current and other liabilities	89	34
TOTAL LIABILITIES	11,333	18,213

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding	-	-
Common shares, no par value, 150,000 shares authorized; 103,392 shares issued and 102,772 shares outstanding at September 30, 2016; 94,894 issued and 90,421 outstanding at December 31, 2015	313,506	274,342
Accumulated other comprehensive loss	(690)	(237)
Accumulated deficit	(190,534)	(229,181)
Treasury stock at cost: 620 shares at September 30, 2016 and 4,473 shares at December 31, 2015	(2,891)	(18,033)
BioTime, Inc. shareholders' equity	119,391	26,891
Non-controlling interest	16,850	49,556
Total shareholders' equity	136,241	76,447
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$147,574	$94,660

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Grant income	$1,109	$1,466	$3,346	$3,596
Royalties from product sales and license fees	177	357	463	631
Subscription and advertisement revenues	69	343	700	1,020
Sale of research products and services	144	140	331	328
Total revenues	1,499	2,306	4,840	5,575

Cost of sales	(58)	(432)	(378)	(957)

Gross Profit	1,441	1,874	4,462	4,618

OPERATING EXPENSES:
Research and development	(6,422)	(11,433)	(29,093)	(29,816)
General and administrative	(4,574)	(7,545)	(23,083)	(18,911)
Total operating expenses	(10,996)	(18,978)	(52,176)	(48,727)
Loss from operations	(9,555)	(17,104)	(47,714)	(44,109)
OTHER INCOME/(EXPENSES):
Interest income/(expense), net	(167)	(12)	(513)	(207)
BioTime’s share of losses in equity method investment in Ascendance	(855)	-	(1,189)	-
Gain on deconsolidation of Asterias (Note 3)	-	-	49,048	-
Gain on equity method investment in Asterias at fair value (Note 4)	40,015	-	26,532	-
Other income/(expense), net	(173)	(573)	197	(408)
Total other income/(expense), net	38,820	(585)	74,075	(615)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	29,265	(17,689)	26,361	(44,724)

Deferred income tax benefit	-	948	-	3,395

NET INCOME (LOSS)	29,265	(16,741)	26,361	(41,329)

Net loss attributable to non-controlling interest	1,934	3,115	12,286	7,762

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	31,199	(13,626)	38,647	(33,567)

Dividends on preferred shares	-	(363)	-	(415)
NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$31,199	$(13,989)	$38,647	$(33,982)
NET INCOME (LOSS) PER COMMON SHARE:

BASIC	$0.30	$(0.18)	$0.40	$(0.43)
DILUTED	$0.30	$(0.18)	$0.39	$(0.43)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	102,711	79,224	95,484	78,619
DILUTED	103,613	79,224	99,073	78,619

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET INCOME (LOSS)	$29,265	$(16,741)	$26,361	$(41,329)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(307)	44	(334)	(273)
Unrealized gain (loss) on available-for-sale securities, net of taxes	121	-	(119)	-
COMPREHENSIVE INCOME (LOSS)	29,079	(16,697)	25,908	(41,602)
Less: Comprehensive loss attributable to non-controlling interest	1,934	3,115	12,286	7,762
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. BEFORE PREFERRED STOCK DIVIDEND	$31,013	$(13,582)	$38,194	$(33,840)
Preferred stock dividend	-	(363)	-	(415)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$31,013	$(13,945)	$38,194	$(34,255)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to BioTime, Inc.	$38,647	$(33,567)
Net loss allocable to non-controlling interest	(12,286)	(7,762)
Adjustments to reconcile net income (loss) attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of Asterias (Note 4)	(49,048)	-
Unrealized gain on equity method investment in Asterias at fair value	(26,532)	-
Depreciation expense	996	776
Amortization of intangible assets	2,935	3,942
Amortization of deferred grant income	1,496	1,869
Amortization of deferred license fees	85	85
Amortization of prepaid rent in common stock	-	63
Stock-based compensation	6,303	7,189
Subsidiary shareholder expense for subsidiary warrants	3,125	-
Amortization of discount on related party convertible debt	264	182
BioTime’s share of losses in equity method investment in Ascendance	1,189	-
Deferred income tax benefit	-	(3,395)
Contingently issuable subsidiary warrants in lieu of investor relations expenses	-	65
Bad debt expense	802	-
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(955)	98
Inventory	-	6
Prepaid expenses and other current assets	(1,013)	(621)
Other long term assets	-	(100)
Accounts payable and accrued liabilities	367	512
Accrued interest on related party convertible debt	-	14
Other liabilities	33	(9)
Deferred rent liabilities	95	(2)
Lease liability	156	(12)
Deferred revenues	(133)	70
Net cash used in operating activities	(33,474)	(30,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of Asterias cash and cash equivalents (Note 3)	(8,376)	-
Purchase of equipment and other assets	(1,860)	(514)
Payments on construction in progress	(278)	(3,830)
Loan receivable	-	(500)
Security deposit received, net	34	(9)
Net cash used in investing activities	(10,480)	(4,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of BioTime common stock in public offering	20,125	-
Discounts and fees paid for sale of BioTime common stock in public offering	(1,515)	-
Proceeds from exercises of stock options	2,015	621
Proceeds from exercise of warrants	-	19
Proceeds from issuance of common shares	-	8,578
Proceeds from sale of treasury stock and subsidiary warrants	-	11,700
Proceeds from sale of treasury shares	-	576
Reimbursement from landlord on construction in progress	451	2,564
Proceeds from issuance of related party convertible debt	1,150	188
Repayment of capital lease obligation	(104)	(31)
Proceeds from sale of common shares and warrants of subsidiary	10,721	11,586
Fees paid on sale of common shares and warrants of subsidiary	(904)	(597)
Proceeds from exercise of subsidiary stock options	-	27
Net cash provided by financing activities	31,939	35,231

Effect of exchange rate changes on cash and cash equivalents	237	110

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(11,778)	(109)
CASH AND CASH EQUIVALENTS:
At beginning of the period	42,229	29,487
At end of the period	$30,451	$29,378

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Business Overview

General – BioTime, Inc. is a clinical-stage biotechnology company focused on developing and commercializing novel therapies developed from its two therapeutic, proprietary platform technologies: its pluripotent cell technology and its three dimensional cell delivery matrix technology.  Currently, BioTime and its subsidiaries and affiliates have five such therapies in human clinical trials (Renevia®, OpRegen®, AST-OPC1, AST-VAC1 and AST-VAC 2), including one that is in a pivotal study in Europe from which data are expected in the second quarter of 2017.

BioTime believes that it and its subsidiaries and affiliates have the world’s premier collection of pluripotent cell assets. Pluripotent cells, which are capable of becoming any of the cell types of the human body, have potential applications in many areas of medicine with large unmet patient needs, including various age-related degenerative diseases and degenerative conditions for which there are presently no cures. Unlike pharmaceuticals that require a molecular target, therapeutic strategies based on the use of pluripotent cells are generally aimed at regenerating or replacing affected cells and tissues, and therefore may have broader applicability than pharmaceutical products.

BioTime’s pluripotent cell technology is complemented by its HyStem® hydrogel technology for the delivery and engraftment of cells, whether derived from pluripotent cells or the patient’s own somatic cells, at the desired location. This technology has potential therapeutic applications as a volumizer in cosmetic procedures, and to provide a matrix for the administration of therapeutic cells or biologics to a patient. HyStem® is the underlying technology for BioTime’s Renevia® product currently undergoing a pivotal clinical trial for the treatment of HIV-related lipoatrophy. HyStem® hydrogels use naturally-occurring components such as hyaluronan and collagen with a proprietary cross-linker to mimic the natural environment that cells experience in the body, called the “extracellular matrix,” to create three-dimensional tissue.

In order to efficiently advance product candidates through the clinical trial process, BioTime historically created operating subsidiaries and affiliates for each program and product line. Management believes this approach fostered efficient use of resources and reduced shareholder dilution, especially during the early stages of development for therapeutic and non-therapeutic product lines, as compared to strategies commonly deployed by other companies in the biotechnology industry. As a result, BioTime with its subsidiaries and affiliates, has developed multiple clinical-stage products and operating businesses, rather than being dependent on a single product program.

More recently, as many of its programs are maturing, BioTime has focused on simplifying its business, focusing on therapeutic development programs and increasing transparency. Simplification of BioTime’s corporate structure and operations is important as it helps the company focus on its high-priority activities, especially candidates in human clinical development. Simplification also helps BioTime communicate more effectively to prospective investors, analysts and partners. Two of BioTime’s subsidiaries, Asterias Biotherapeutics, Inc. (NYSE MKT: AST) and OncoCyte Corporation (NYSE MKT: OCX), have evolved into publicly traded companies with shares traded on the NYSE MKT.

As further discussed in Notes 3 and 4, effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of Asterias’ public offering of its common stock to raise capital for its operations.  On May 13, 2016, BioTime experienced a loss of control of Asterias under accounting principles generally accepted in the United States (“GAAP”). Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having or being able to obtain the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary’s voting securities. All of these loss of control factors were present for BioTime as of May 13, 2016.  Accordingly, since May 13, 2016, BioTime has accounted for Asterias using the equity method of accounting at fair value (see Notes 3 and 4).  BioTime’s consolidated financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. Although beginning on May 13, 2016, Asterias’ financial statements and results will no longer be part of BioTime’s consolidated financial statements and results, the market value of Asterias common stock held by BioTime will be reflected on BioTime’s consolidated balance sheet and changes in the market value of those shares will be reflected in BioTime’s consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the Asterias portion of BioTime’s business. BioTime believes that deconsolidating and separating Asterias’ financial statements and results from BioTime helped investors more easily understand BioTime’s consolidated financial statements.

BioTime, its subsidiaries, and Asterias its affiliate, now have five therapeutic product candidates in the human clinical trial stage of development and one cancer diagnostic near commercial launch as follows:

•
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

•
BioTime’s majority-owned subsidiary, Cell Cure Neurosciences, Ltd., is developing OpRegen®, a potential therapy derived from pluripotent cells for the treatment of the dry form of age-related macular degeneration. OpRegen® is currently in a Phase I/IIa clinical trial.

•	Asterias has three clinical stage programs based on proprietary cell therapy platforms:

o	AST-OPC1 is a therapy derived from pluripotent cells that is currently in a Phase I/IIa clinical trial for spinal cord injuries;

o	AST-VAC1 is a patient-specific cancer immunotherapy being evaluated by Asterias in Acute Myeloid Leukemia (AML); and

o	AST-VAC 2 is a non-patient-specific cancer immunotherapy for which the initiation of a Phase I/IIa clinical trial is planned for the first quarter of 2017.

•
OncoCyte Corporation is developing diagnostic tests for use in detecting a variety of cancers and is presently completing the analysis of human blood samples to validate the sensitivity and specificity of its lung cancer diagnostic test.

2.	Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements presented herein, and discussed below, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Principles of consolidation – All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated ReCyte Therapeutics, Inc. (“ReCyte”), OncoCyte Corporation (“OncoCyte”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”), Cell Cure Neurosciences, Ltd (“Cell Cure Neurosciences”) BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, Inc. (“LifeMap Sciences”), LifeMap Sciences, Ltd., and LifeMap Solutions, Inc., as BioTime has the ability to control their operating and financial decisions and policies through its ownership.  The non-controlling interest of the subsidiaries that are not wholly-owned is reflected as a separate element of shareholders' equity on BioTime’s condensed consolidated balance sheets. Effective May 13, 2016, BioTime deconsolidated Asterias’ financial statements (see Notes 3 and 4).

Equity method accounting for Asterias, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of a company. For equity method assets which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations as a non-operating gain or loss from equity method accounting.

As further discussed in Notes 3 and 4, effective May 13, 2016, BioTime owned approximately 49% of the outstanding common stock of Asterias and has elected to account for its Asterias shares at fair value using the equity method of accounting because since that date BioTime has not had control of Asterias, as defined by GAAP, but continues to exercise significant influence over Asterias. Under the fair value method, BioTime’s Asterias shares are marked to market using the closing price of Asterias common stock on the NYSE MKT multiplied by the number of shares of Asterias held by BioTime, with changes in the fair value of the Asterias shares included in other income/expenses, net, in the condensed consolidated statements of operations. The Asterias shares are considered a level 1 asset as defined by Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2016, BioTime had an accumulated deficit of approximately $190.5 million, working capital of $26.8 million and shareholders’ equity of $136.2 million. On June 21, 2016, and July 5, 2016, BioTime completed an equity financing and raised $18.9 million in net proceeds after discounts, commissions and other expenses (see Note 10). On August 29, 2016, OncoCyte completed an equity financing and raised $9.8 million in net proceeds after discounts, commissions and expenses (see Note 10). BioTime has evaluated its projected cash flows for it and its subsidiaries and believes that its cash and cash equivalents and available for sale securities of $31.4 million as of September 30, 2016, will be sufficient to fund its operations through the third quarter of 2017. BioTime’s projected cash flows are subject to various risks and uncertainties. For example, clinical trials being conducted by Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If Cell Cure Neurosciences were to lose its grant funding or BioTime is unable to continue to provide working capital to Cell Cure Neurosciences, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. Also, OncoCyte will need to raise additional capital until such time as it is able to commercialize its cancer diagnostic tests and generate sufficient revenue to fund its operations.

Basic and diluted net income (loss) per share attributable to common shareholders – BioTime applies the two-class method for calculating basic earnings per share. Under the two-class method, net income, if any, will be reduced by preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. During a portion of 2015, participating securities were shares of Series A convertible preferred stock that were entitled to participate in dividends, whether declared or not. Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by BioTime, if any, during the period. For periods in which BioTime reported a net loss, the participating securities are not contractually obligated to share in the losses of BioTime, and accordingly, no losses have been allocated to the participating securities. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, and convertible preferred stock, if any, using the if-converted method.

The primary components of weighted average shares of potentially dilutive common shares used to compute diluted net income per common share for the three months ended September 30, 2016 were approximately 620,000 shares of treasury stock (see Note 10), and approximately 282,000 restricted stock units and outstanding stock options; for the nine months ended September 30, 2016, potentially dilutive shares were approximately 3.4 million shares of treasury stock and approximately 154,000 restricted stock units and outstanding stock options (see Note 11). For the three and nine months ended September 30, 2015, there were no potentially dilutive common share equivalents due to the net loss reported for those periods presented.

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Nine Months Ended September 30, (Unaudited)
	2016	2015
Stock options	5,652	4,698
Warrants	9,395	9,191
Treasury stock	-	4,719

Recently Issued Accounting Pronouncements –There have been no recent accounting pronouncements since the recently issued pronouncements included in BioTime’s Forms 10-Q filed for the first and second quarters of 2016.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with preparing financial statements for each annual and interim reporting period, ASU No. 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU No. 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted. BioTime has not elected early adoption and believes the impact of the adoption of ASU No. 2014-15 could have a material adverse impact on BioTime’s consolidated financial statements.

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

As a result of the sale of Asterias common stock in the Asterias Offering and the issuance of 708,333 shares of Asterias common stock upon the exercise of certain stock options by a former Asterias executive, as of May 13, 2016, BioTime’s percentage ownership of the outstanding common stock of Asterias declined to 48.7%. On May 13, 2016, BioTime experienced a loss of control of Asterias under generally accepted accounting principles (see Note 1). Accordingly, BioTime has deconsolidated Asterias’ financial statements and results of operations from BioTime (the “Deconsolidation”), effective May 13, 2016, in accordance with ASC, 810-10-40-4(c), Consolidation. Beginning on May 13, 2016, BioTime is accounting for the retained non-controlling interest in Asterias under the equity method of accounting and has elected the fair value option under ASC 825-10, Financial Instruments.

In connection with the Deconsolidation and in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $49.0 million during the quarter ended June 30, 2016 included in other income and expense, net, in the consolidated statements of operations.

BioTime holds 21.7 million shares of Asterias common stock, or approximately 47% of Asterias outstanding common stock as of September 30, 2016.

4.	Equity Method Accounting for Common Stock of Asterias, at fair value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Deconsolidation. The Asterias shares had a fair value of $92.2 million as of September 30, 2016 and a fair value of $65.7 million as of May 13, 2016, based on the closing price of Asterias common stock on the NYSE MKT on those respective dates. For the three and nine months ended September 30, 2016, BioTime recorded unrealized gains of $40.0 million and $26.5 million, respectively, on the Asterias shares due to the increase in Asterias stock price from May 13, 2016 to September 30, 2016.

The unaudited condensed results of operations and unaudited condensed balance sheet information of Asterias are summarized below (in thousands):

	Three months ended September 30, 2016	Nine months ended September 30, 2016	For the Period May 13, 2016 through September 30, 2016 (2)
Condensed Statements of Operations (1):
Total revenue	$2,076	$5,202	$2,848
Gross profit	2,017	5,084	2,783
Loss from operations	(7,425)	(25,591)	(11,647)
Net loss	$(10,648)	$(26,144)	$(11,991)

	September 30, 2016	December 31, 2015
Condensed Balance Sheet information (1):
Current assets	$35,914	$12,783
Noncurrent assets	34,389	27,445
	$70,303	$40,228

Current liabilities	$8,876	$4,450
Noncurrent liabilities	18,701	4,605
Stockholders’ equity	42,726	31,173
	$70,303	$40,228

(1) The condensed unaudited statement of operations information included in the table above reflects Asterias’ results of operations for the three and nine months ended September 30, 2016. Asterias unaudited results of operations for the period from January 1, 2016 through May 12, 2016, the date immediately preceding the Deconsolidation, are included in the unaudited consolidated results of operations of BioTime for the nine months ended September 30, 2016 shown in the table below. The condensed unaudited balance sheet information of Asterias included in the table above was included in BioTime’s consolidated balance sheet at December 31, 2015, after intercompany eliminations.

(2) The condensed unaudited statement of operations information for the period May 13, 2016 through September 30, 2016 is not included in the unaudited consolidated results of BioTime for the three and nine months ended September 30, 2016 due to the Deconsolidation of Asterias on May 13, 2016.

The following table summarizes Asterias’ unaudited results of operations that are included in BioTime’s unaudited consolidated results of operations, after intercompany eliminations, for the period from January 1, 2016 through May 12, 2016, the date immediately preceding the deconsolidation of Asterias, and for the three and nine months ended September 30, 2015 (unaudited) (in thousands).

	For the Period January 1, 2016 through May 12, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2015
Total revenue	$2,354	$1,423	$2,974
Gross profit	2,301	1,247	2,709
Loss from operations	(13,944)	(4,555)	(13,899)
Net loss	$(13,113)	$(3,739)	$(10,708)

5.	Equity Method of Accounting for Common Stock of Ascendance Biotechnology, Inc.

On December 9, 2015, BioTime acquired a 51.2% equity interest in the common stock of Ascendance Biotechnology, Inc. (“Ascendance”) in exchange for a group of assets and intellectual property licenses deemed to be a business, as defined by ASC 805, Business Combinations. In January 2016, a member of the Board of Directors of BioTime invested an additional $100,000 in Ascendance decreasing BioTime’s ownership to 49.9%. In May 2016, certain members of the Board of Directors of BioTime and certain other investors, other than BioTime, invested an additional $230,000 in Ascendance decreasing BioTime’s ownership to approximately 47%.

Ascendance is a privately-held company that markets drug assay tests for use in drug-development and safety-testing of products in the pharmaceutical and chemical industries and sells products for stem cell research. BioTime accounts for the Ascendance shares under the equity method of accounting since Ascendance is deemed a variable interest entity (VIE), and while BioTime is able to exercise significant influence over Ascendance, BioTime does not have a controlling financial interest in Ascendance and BioTime is not the primary beneficiary as defined by ASC 810-10, Consolidation - Variable Interest Entities.

BioTime’s share of net losses, including dilution losses due to decreased ownership in Ascendance recorded in the consolidated statements of operations during the nine months ended September 30, 2016 was $1.2 million.

6.	Property, plant and equipment, net and construction in progress

At September 30, 2016 and December 31, 2015, property, plant and equipment, and construction in progress were comprised of the following (in thousands):

	September 30, 2016 (Unaudited)(1)	December 31, 2015
Property, plant and equipment	$7,405	$10,757
Construction in progress	-	93
Accumulated depreciation	(2,679)	(3,311)
Property, plant and equipment, net	$4,726	$7,539

(1) Reflects the effect of the Deconsolidation.

Depreciation expense amounted to $996,000 and $776,000 for the nine months ended September 30, 2016 and 2015, respectively.

Construction in progress

Construction in progress of approximately $1.6 million was transferred to property, plant and equipment as of June 1, 2016 when BioTime completed construction on tenant improvements at its new Alameda facility (see Note 13). Under the terms of the lease agreement, the landlord provided BioTime with an initial tenant improvement allowance of up to $1.4 million, which BioTime utilized entirely to construct a research and development laboratory, a diagnostic testing laboratory, and a small production facility that can be used to manufacture small cell banks and clinical materials for clinical studies. Additional tenant improvements of approximately $200,000 as of September 30, 2016 related to tenant improvements and construction costs that were not reimbursable by the landlord were paid by BioTime. The tenant improvements will be depreciated over the lease term.

7.	Intangible assets, net

At September 30, 2016 and December 31, 2015, intangible assets, net of accumulated amortization, were comprised of the following (in thousands):

	September 30, 2016 (Unaudited)(1)	December 31, 2015
Intangible assets	$25,703	$52,563
Accumulated amortization	(14,855)	(18,971)
Intangible assets, net	$10,848	$33,592

(1) Reflects the effect of the Deconsolidation.

BioTime recognized $2.9 million and $3.9 million in amortization expense of intangible assets, included in research and development, during the nine months ended September 30, 2016 and 2015, respectively.

8.	Accounts Payable and Accrued Liabilities

At September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2016 (Unaudited)(1)	December 31, 2015
Accounts payable	$1,687	$2,798
Accrued expenses	3,512	5,021
Accrued bonuses	1,550	1,126
Other current liabilities	427	432
Total	$7,176	$9,377

(1) Reflects the effect of the Deconsolidation.

9.	Related Party Transactions and Related Party Convertible Debt

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at an amount that approximates his cost.

During the nine months ended September 30, 2016, Cell Cure Neurosciences issued certain convertible promissory notes (the “Convertible Notes”) to a Cell Cure Neurosciences shareholder other than BioTime in the principal amount of $1,150,000. In April and November 2015, Cell Cure Neurosciences issued Convertible Notes to a Cell Cure Neurosciences shareholder other than BioTime in the principal amount of $188,000 and $66,000, respectively. In July and September 2014, Cell Cure Neurosciences issued Convertible Notes to two Cell Cure Neurosciences shareholders other than BioTime in the principal amount of $471,000. One of the Cell Cure Neurosciences shareholders who acquired Convertible Notes is considered a related party. The functional currency of Cell Cure Neurosciences is the Israeli New Shekel, however the Convertible Notes are payable in United States dollars. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017, and in February and April 2019. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure Neurosciences ordinary shares at a fixed conversion price of $20 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure Neurosciences ordinary shares and not with cash. The conversion feature of the Convertible Notes issued is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure Neurosciences ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated range of fair values from $28.00 per share to $40.00 per share of Cell Cure Neurosciences ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature, equal to the intrinsic value ranging from $8 per share to $20 per share, is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding debt discount on the note issuance date. This debt discount will be amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate between 11% to 23%.

At September 30, 2016, the carrying value of the Convertible Notes was $1,311,000, comprised of principal and accrued interest of $1,931,000, net of unamortized debt discount of $620,000. As of December 31, 2015, the carrying value of the Convertible Notes was $324,000, comprised of principal and accrued interest of $748,000, net of unamortized debt discount of $424,000.

In January 2016 and May 2016, certain BioTime board members invested in Ascendance as individual investors in Ascendance (see Note 5).

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

Common Shares

BioTime is authorized to issue 150,000,000 common shares with no par value. As of September 30, 2016, BioTime had 103,392,248 issued and 102,772,542 outstanding common shares; as of December 31, 2015, BioTime had 94,894,140 issued and 90,421,554 outstanding common shares. The difference of 619,706 and 4,472,586 between issued common shares and outstanding common shares as of September 30, 2016 and December 31, 2015, respectively, is attributed to shares held by BioTime subsidiaries which are accounted for as treasury stock on the condensed consolidated balance sheet. In connection with the Deconsolidation of Asterias as of May 13, 2016 (see Notes 3 and 4), BioTime has reported 3,852,880 BioTime common shares held by Asterias as outstanding common shares.

On June 16, 2016, BioTime entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of the several underwriters, and sold 7,322,176 common shares through the underwriters in a public offering at a public offering price of $2.39 per share, for net proceeds of $16.4 million, after deducting underwriting discounts and commissions and other expenses.  On July 5, 2016, BioTime issued an additional 1,098,326 common shares upon the full exercise of the over-allotment option by the underwriters for net proceeds of $2.2 million, after deducting underwriting discounts.

Treasury Stock

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries.

Issuance of common stock and warrants by OncoCyte

On August 29, 2016, OncoCyte sold an aggregate of 3,246,153 immediately separable units, with each unit consisting of one share of OncoCyte common stock and one warrant to purchase one share of OncoCyte common stock (the “OncoCyte Offering Warrants”), at a price of $3.25 per unit (the “OncoCyte Offering”). The sales were made pursuant to the terms and conditions of certain Purchase Agreements between OncoCyte and the purchasers in the OncoCyte Offering. The purchasers included certain OncoCyte existing shareholders other than BioTime. At the close of the OncoCyte Offering, BioTime’s percentage ownership of the outstanding common stock of OncoCyte declined to 51.2% through which BioTime retained a controlling interest in OncoCyte. OncoCyte received $9.8 million in net proceeds after discounts, commissions and expenses from the OncoCyte Offering. OncoCyte will use the proceeds from the OncoCyte Offering for funding its operations or for working capital or other general corporate purposes.

Pursuant to the terms of the Purchase Agreements, on September 26, 2016, OncoCyte filed a resale registration statement on Form S-1, referred to as the Resale Registration Statement, with the Securities and Exchange Commission, or SEC, to register for sale under the Securities Act of 1933, as amended, or the Securities Act, the shares of OncoCyte common stock sold in the OncoCyte Offering and the shares of OncoCyte common stock, or OncoCyte Warrant Shares, that may be issued if the OncoCyte Warrants are exercised. The SEC declared the Resale Registration Statement effective on October 20, 2016. OncoCyte has agreed to use commercially reasonable efforts to maintain the effectiveness of the Resale Registration Statement under the Securities Act until the earlier of (i) the date that all shares of its common stock covered by the Resale Registration Statement have been sold or can be sold publicly without restriction or limitation under Rule 144 (including, without limitation, the requirement to be in compliance with Rule 144(c)(1)), or (ii) August 29, 2018.

OncoCyte Offering Warrants

The OncoCyte Offering Warrants have an exercise price of $3.25 per OncoCyte Warrant Share, and may be exercised for five years from October 17, 2016, the date the OncoCyte Warrants became exercisable.

The OncoCyte Offering Warrants may be exercised on a net “cashless exercise” basis, meaning that the value of a portion of the OncoCyte Warrant Shares may be used to pay the exercise price (rather than payment in cash), in certain circumstances, including if the Resale Registration Statement is not effective when and as required by the Purchase Agreements.

The exercise price and the number of OncoCyte Warrant Shares will be adjusted to account for certain transactions, including stock splits, dividends paid in OncoCyte common stock, combinations or reverse splits of OncoCyte common stock, or reclassifications of OncoCyte common stock.

Under certain provisions of the OncoCyte Offering Warrants, in the event of a Fundamental Transaction, as defined in the OncoCyte Offering Warrants, OncoCyte will use reasonable best efforts for the acquirer, or any successor entity other than OncoCyte, to assume the OncoCyte Offering Warrants. If the acquirer does not assume the OncoCyte Offering Warrant obligations, then the acquirer shall pay the holders of OncoCyte Offering Warrants an amount equal to the aggregate value equal to the Black Scholes Value, as defined in the OncoCyte Offering Warrants. The payment of the Black Scholes Value shall be made in cash or such other consideration that the acquirer paid to the other OncoCyte shareholders in the Fundamental Transaction.

OncoCyte is not required to net cash settle the OncoCyte Offering Warrants under any circumstance. OncoCyte considered the guidance in ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. Since solely an acquirer of OncoCyte, and not OncoCyte itself, may be required to net cash settle the OncoCyte Offering Warrants in the event of a Fundamental Transaction, the OncoCyte Offering Warrants are classified as equity.

11.	Stock Option Plans

BioTime has adopted a 2012 Equity Incentive Plan (the “2012 Plan”) under which BioTime has reserved 10,000,000 common shares for the grant of stock options, restricted stock, restricted stock units (RSUs) and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options and RSUs Outstanding	Weighted Average Exercise Price
December 31, 2015	5,257	5,194	$3.93
Options granted	(1,796)	1,796	2.87
RSUs granted	(200)	100	-
Common stock issued to consultant in lieu of cash	(20)	-	-
Options exercised	-	-	-
Options forfeited/cancelled	275	(493)	4.46
September 30, 2016	3,516	6,597	$3.61

During the nine months ended September 30, 2016, BioTime issued 10,027 immediately vested common shares from the 2012 Plan. Those shares are not RSUs but are included in the reduction of shares available for grant in the RSUs granted line item in the table above.  Common shares issued or RSUs granted from the 2012 Plan reduce the shares available for grant by two shares for each common share or RSU granted.

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	September 30, (Unaudited)
	2016	2015
Expected life (in years)	5.97	5.49
Risk-free interest rates	1.43%	1.68%
Volatility	60.77%	64.01%
Dividend yield	0.00%	0.00%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Nine Months Ended September 30, (Unaudited)
	2016	2015
Research and development	$2,022	$2,507
General and administrative	4,281	4,682
Total stock-based compensation expense	$6,303	$7,189

12.	Income Taxes

For ordinary income or loss that BioTime is able to reliably estimate for the annual period, the interim provision for income taxes is determined using an annual estimated effective tax rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, and changes in or the interpretation of tax laws in jurisdictions where BioTime conducts business.

For items that BioTime is unable to reliably estimate on an annual basis (principally unrealized gains or losses generated on its Asterias shares due to changes in the stock price of Asterias (see Note 4)), BioTime uses the actual year to date effective tax rate rather than an estimated annual effective tax rate to determine the tax effect of that item, including the use of all available net operating losses.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. BioTime established a full valuation allowance as of September 30, 2016 and December 31, 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

Although the Deconsolidation was not a taxable transaction to BioTime, the $49.0 million gain on the Deconsolidation of Asterias recorded by BioTime generated a deferred tax liability that was fully offset by BioTime’s net operating losses. Furthermore, the $40.0 million and $26.5 million unrealized gains recorded on the Asterias shares during the three and nine months ended September 30, 2016, respectively, were fully offset by available net operating losses.

Accordingly, BioTime did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2016. An income tax benefit of approximately $3.4 million was recorded for the nine months ended September 30, 2015, of which approximately $3.6 million of the benefit was related to federal taxes, offset by a $0.2 million provision for state taxes. The income tax benefit recorded for the nine months ended September 30, 2015 was primarily related to the deferred tax liabilities BioTime had recorded for its acquisition of certain intellectual property.

13.	Commitments and Contingencies

Alameda Lease

On December 10, 2015, BioTime entered into a lease for approximately 30,795 square feet of rentable space in two buildings located in an office park in Alameda, California (the “New Alameda Lease”). The term of the New Alameda Lease is seven years and BioTime has an option to renew the term for an additional five years. BioTime moved into the facility and the term of the New Alameda Lease commenced effective February 1, 2016.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of September 30, 2016 and December 31, 2015.

14.	Subsequent Event

On October 6, 2016, Cell Cure Neurosciences issued additional convertible notes in the amount of $203,000 to its shareholders other than BioTime (see Note 9).

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

Company and Business Overview

BioTime, Inc. is a clinical-stage biotechnology company focused on developing and commercializing novel therapies developed from its two therapeutic, proprietary platform technologies: its pluripotent cell technology and its three dimensional cell delivery matrix technology.  Currently, BioTime and its subsidiaries and affiliates, have five such therapies in human clinical trials (Renevia®, OpRegen®, AST-OPC1, AST-VAC1 and AST-VAC 2), including one that is in a pivotal study in Europe from which data are expected in the second quarter of 2017.

BioTime believes that it and its subsidiaries and affiliates have the world’s premier collection of pluripotent cell assets. Pluripotent cells, which are capable of becoming any of the cell types of the human body, have potential applications in many areas of medicine with large unmet patient needs, including various age-related degenerative diseases and degenerative conditions for which there are presently no cures. Unlike pharmaceuticals that require a molecular target, therapeutic strategies based on the use of pluripotent cells are generally aimed at regenerating or replacing affected cells and tissues, and therefore may have broader applicability than pharmaceutical products.

BioTime’s pluripotent cell technology is complemented by its HyStem® hydrogel technology for the delivery and engraftment of cells, whether derived from pluripotent cells or the patient’s own somatic cells, at the desired location. This technology has potential therapeutic applications as a volumizer in cosmetic procedures, and to provide a matrix for the administration of therapeutic cells or biologics to a patient. HyStem® is the underlying technology for BioTime’s Renevia® product currently undergoing a pivotal clinical trial for the treatment of HIV-related lipoatrophy. HyStem® hydrogels use naturally-occurring components such as hyaluronan and collagen with a proprietary cross-linker to mimic the natural environment that cells experience in the body, called the “extracellular matrix,” to create three-dimensional tissue.

In order to efficiently advance product candidates through the clinical trial process, BioTime historically created operating subsidiaries and affiliates for each program and product line. Management believes this approach fostered efficient use of resources and reduced shareholder dilution, especially during the early stages of development for therapeutic and non-therapeutic product lines, as compared to strategies commonly deployed by other companies in the biotechnology industry. As a result, BioTime with its subsidiaries and affiliates, has developed multiple clinical-stage products and operating businesses, rather than being dependent on a single product program.

More recently, as many of its programs are maturing, BioTime has focused on simplifying its business, focusing on therapeutic development programs and increasing transparency. Simplification of BioTime’s corporate structure and operations is important as it helps the company focus on its high-priority activities, especially candidates in human clinical development. Simplification also helps BioTime communicate more effectively to prospective investors, analysts and partners. Two of BioTime’s subsidiaries, Asterias Biotherapeutics, Inc. (NYSE MKT: AST) and OncoCyte Corporation (NYSE MKT: OCX), have evolved into publicly traded companies with shares traded on the NYSE MKT.

As further discussed in Notes 3 and 4 to the condensed consolidated interim financial statements, effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of Asterias’ public offering of its common stock to raise capital for its operations.  On May 13, 2016, BioTime experienced a loss of control of Asterias under accounting principles generally accepted in the United States. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having or being able to obtain the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary’s voting securities. All of these loss-of-control factors were present for BioTime as of May 13, 2016.  Accordingly, since May 13, 2016, BioTime has accounted for Asterias using the equity method of accounting at fair value (see Notes 3 and 4).  BioTime’s consolidated financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. Although beginning on May 13, 2016, Asterias’ financial statements and results will no longer be part of BioTime’s consolidated financial statements and results, the market value of Asterias common stock held by BioTime will be reflected on BioTime’s consolidated balance sheet and changes in the market value of those shares will be reflected in BioTime’s consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the Asterias portion of BioTime’s business. BioTime believes that deconsolidating and separating Asterias’ financial statements and results from BioTime helped investors more easily understand BioTime’s consolidated financial statements.

BioTime, its subsidiaries, and Asterias its affiliate accounted for under the equity method, now have five therapeutic product candidates in the human clinical trial stage of development and one cancer diagnostic near commercial launch as follows:

•
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

•
BioTime’s majority-owned subsidiary, Cell Cure Neurosciences, Ltd., is developing OpRegen®, a potential therapy derived from pluripotent cells for the treatment of the dry form of age-related macular degeneration.  OpRegen® is currently in a Phase I/IIa clinical trial.

•	Asterias has three clinical stage programs based on proprietary cell therapy platforms:

o	AST-OPC1 is a therapy derived from pluripotent cells that is currently in a Phase I/IIa clinical trial for spinal cord injuries;

o	AST-VAC1 is a patient-specific cancer immunotherapy being evaluated by Asterias in Acute Myeloid Leukemia (AML); and

o	AST-VAC 2 is a non-patient specific cancer immunotherapy for which the initiation of a Phase I/IIa clinical trial is planned for the first quarter of 2017.

•
OncoCyte Corporation is developing diagnostic tests for use in detecting a variety of cancers and is presently completing the analysis of human blood samples to validate the sensitivity and specificity of its lung cancer diagnostic test.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Interim Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

Equity method of accounting for Asterias, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control as defined under GAAP, over the operating and financial policies of a company in which it holds equity securities. Under the equity method of accounting for Asterias, which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations as a non-operating gain or loss from equity securities held.

As further discussed in Notes 3 and 4 to the condensed consolidated interim financial statements, effective May 13, 2016, BioTime owned approximately 49% of the outstanding common stock of Asterias and has elected to account for its Asterias shares at fair value using the equity method of accounting since as of that date BioTime no longer had a majority ownership interest in Asterias but BioTime continues to exercise significant influence over Asterias. Under the fair value method, the Asterias shares are marked to market using the closing price of Asterias common stock on the NYSE MKT multiplied by the number of shares of Asterias held by BioTime, with changes in the fair value of the shares included in other income/expenses, net, in the consolidated statements of operations. The Asterias shares are considered a level 1 asset as defined by ASC 820.

Results of Operations

In connection with the deconsolidation of Asterias as described in Notes 3 and 4 to the condensed consolidated interim financial statements (the "Deconsolidation"), BioTime recorded a $49.0 million gain on the Deconsolidation of Asterias during the nine months ended September 30, 2016 which is included in other income and expense, net, in the consolidated statements of operations.

Asterias Condensed Balance Sheet Information (in thousands)

	September 30, 2016	December 31, 2015
Condensed Balance Sheet information (1):
Current assets	$35,914	$12,783
Noncurrent assets	34,389	27,445
	$70,303	$40,228

Current liabilities	$8,876	$4,450
Noncurrent liabilities	18,701	4,605
Stockholders’ equity	42,726	31,173
	$70,303	$40,228

(1) The condensed unaudited Asterias balance sheet information as of December 31, 2015 in the table above was included in BioTime’s consolidated balance sheet at December 31, 2015, after intercompany eliminations. The September 30, 2016 unaudited Asterias balance sheet is shown for comparative purposes only as we have deconsolidated Asterias’ financial statements effective May 13, 2016.

Primary components of Asterias’ assets and liabilities included in BioTime at December 31, 2015

At December 31, 2015, the primary components of Asterias’ assets and liabilities included in the consolidated balance sheet of BioTime were as follows: Asterias’ current assets were cash and cash equivalents of $11.2 million and prepaid expenses and other current assets of $1.6 million; the primary components of noncurrent assets of Asterias were intangible assets, net, of $20.8 million and property, plant and equipment, net of $5.8 million; the primary components of Asterias’ liabilities were accounts payable and accrued liabilities of $1.9 million, deferred grant income of $2.5 million and landlord liability of $4.4 million.

Comparison of Three and Nine Months Ended September 30, 2016 and 2015 (in thousands).

In order to provide proper comparability of the results of BioTime due to the Deconsolidation, the following tables provide consolidated results of operations of BioTime for the three and nine months ended September 30, 2016 and 2015, then show the results operations of Asterias’ that are included in BioTime’s consolidated results, which include the periods from January 1, 2016 through May 12, 2016 (133 days) and, for the three and nine months ended September 30, 2015, after intercompany eliminations, to arrive at the BioTime consolidated results less Asterias (in thousands).

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Consolidated Results of Operations	Asterias	Consolidated Results less Asterias	Consolidated Results of Operations	Asterias	Consolidated Results less Asterias
REVENUES:
Subscription and advertisement revenues	$69	$-	$69	$343	$-	$343
Royalties from product sales and license fees	177	-	177	357	353	4
Grant income	1,109	-	1,109	1,466	1,070	396
Sale of research products and services	144	-	144	140	-	140
Total revenues	1,499	-	1,499	2,306	1,423	883

Cost of sales	(58)	-	(58)	(432)	(176)	(256)

Gross Profit	1,441	-	1,441	1,874	1,247	627

OPERATING EXPENSES:
Research and development	6,422	-	6,422	11,433	4,550	6,883
General and administrative	4,574	-	4,574	7,545	1,252	6,293
Total operating expenses	10,996	-	10,996	18,978	5,802	13,176
Loss from operations	(9,555)	-	(9,555)	(17,104)	(4,555)	(12,549)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Consolidated Results of Operations	Asterias (133 days)	Consolidated Results less Asterias	Consolidated Results of Operations	Asterias	Consolidated Results less Asterias
REVENUES:
Subscription and advertisement revenues	$700	$-	$700	$1,020	$-	$1,020
Royalties from product sales and license fees	463	107	356	631	528	103
Grant income	3,346	2,247	1,099	3,596	2,406	1,190
Sale of research products and services	331	-	331	328	40	288
Total revenues	4,840	2,354	2,486	5,575	2,974	2,601

Cost of sales	(378)	(53)	(325)	(957)	(265))	(692)

Gross Profit	4,462	2,301	2,161	4,618	2,709	1,909

OPERATING EXPENSES:
Research and development	29,093	8,684	20,409	29,816	11,839	17,977
General and administrative	23,083	7,561	15,522	18,911	4,769	14,142
Total operating expenses	52,176	16,245	35,931	48,727	16,608	32,119
Loss from operations	(47,714)	(13,944)	(33,770)	(44,109)	(13,899)	(30,210)

BioTime total revenues decreased by approximately $0.8 million for the three months ended September 30, 2016 as compared to the same period in the prior year primarily related to the Deconsolidation of Asterias, which contributed $1.4 million of revenues in the comparative prior year period when it was consolidated and included with BioTime; this decrease in revenues was partially offset by an increase in BioTime grant income of $0.7 million in the current period. The BioTime grant income increase was from grants awarded to Cell Cure Neurosciences by the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, on the development of OpRegen®. The increase in royalties and license fees for the three and nine month periods in 2016 is primarily related to service revenues earned by OrthoCyte. Contributing to the overall decrease in revenues was a $0.3 million decrease subscription and advertising revenues earned by LifeMap Sciences.

For the nine months ended September 30, 2016, total revenues decreased by $0.7 million mainly due to $0.3 million decrease in subscription and advertising revenues from LifeMap Sciences and Asterias, which decreased in revenues by $0.6 million from the prior year due to the Deconsolidation on May 13, 2016.

Cost of sales for the first three and nine months ended September 30, 2016 decreased in line with the decrease in the various streams of revenues other than grant income.

The amounts in the tables below are BioTime’s consolidated results for all periods presented (in thousands).

	Three Months Ended September 30,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Research and development expenses	$6,422	$11,433	$-5,011	-43.8%
General and administrative expenses	4,574	7,545	-2,971	-39.4%

	Nine Months Ended September 30,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Research and development expenses	$29,093	$29,816	$-723	-2.4%
General and administrative expenses	23,083	18,911	+4,172	+22.1%

Research and development expenses – Research and development expenses for the three months ended September 30, 2016 decreased by $5.0 million as compared to the prior year primarily due to the Asterias Deconsolidation. Research and development expenses attributable to BioTime excluding Asterias increased approximately 14% to $20.4 million for the nine months ended September 30, 2016, from $17.9 million for the same period in 2015. The increase is primarily BioTime programs including PureStem® progenitor and pluripotent cell lines, and related research products and OpRegen®. These expenses include consulting and outside research and services, including stock-based compensation to consultants, regulatory and clinical trials of BioTime’s Renevia® and OncoCyte’s cancer diagnostic tests. These increases in research and development expenses also reflect an offsetting decrease of $3.2 million in the nine-month period because of the Asterias Deconsolidation, which occurred on May 13, 2016 (as shown in the tables below).

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the three months ended September 30, 2016 and 2015 (in thousands).

		Amount(1)		Percent
Company	Program	2016	2015	2016	2015
BioTime and ESI	PureStem® progenitor and pluripotent cell lines, and related research products	$1,420	$1,261	22.2%	11.0%
BioTime	Renevia® and other HyStem ® products and research	821	1,111	12.8%	9.7%
BioTime	Hextend®	12	12	0.2%	0.1%
Cell Cure Neurosciences(2)	OpRegen®	1,132	929	17.6%	8.1%
OrthoCyte	Orthopedic therapy	157	133	2.4%	1.2%
ReCyte Therapeutics	Cardiovascular therapy	246	256	3.8%	2.3%
Subtotal therapeutic projects		3,788	3,702	59.0%	32.4%

Asterias	Pluripotent cell therapy programs	-	4,550	-%	39.8%

LifeMap Sciences(3)	Databases and mobile health products	1,323	1,434	20.6%	12.5%
OncoCyte	Cancer diagnostics	1,311	1,747	20.4%	15.3%
Subtotal non-therapeutic projects		2,634	3,181	41.0%	27.8%

Total projects		$6,422	$11,433	100.0%	100.0%

(1) Amount includes research and development expenses incurred directly by the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2) Cell Cure expenses, although shown at 100% in the table, are funded 75% by BioTime and 25% by non-controlling interests in Cell Cure.

(3) Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the nine months ended September 30, 2016 and 2015 (in thousands).

		Amount(1)		Percent
Company	Program	2016	2015	2016	2015
BioTime and ESI	PureStem® progenitor and pluripotent cell lines, and related research products	$4,633	$3,587	15.9%	12.0%
BioTime	Renevia® and other HyStem ® products and research	2,845	2,774	9.8%	9.3%
BioTime	Hextend®	42	41	0.1%	0.1%
Cell Cure Neurosciences(2)	OpRegen®	3,150	2,729	10.8%	9.2%
OrthoCyte	Orthopedic therapy	462	468	1.6%	1.6%
ReCyte Therapeutics	Cardiovascular therapy	687	911	2.4%	3.1%
Subtotal therapeutic projects		11,819	10,510	40.6%	35.3%

Asterias(3)	Pluripotent cell therapy programs	8,684	11,839	29.9%	39.7%

LifeMap Sciences(4)	Databases and mobile health products	4,249	3,792	14.6%	12.7%
OncoCyte	Cancer diagnostics	4,341	3,675	14.9%	12.3%
Subtotal non-therapeutic projects		8,590	7,467	29.5%	25.0%

Total projects		$29,093	$29,816	100.0%	100.0%

(1) Amount includes research and development expenses incurred directly by the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2) Cell Cure expenses, although shown at 100% in the table, are funded 75% by BioTime and 25% by non-controlling interests in Cell Cure.

(3) Amounts for 2016 include only the period from January 1 through May 12, 2016 due to the Deconsolidation.

(4) Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences

General and administrative expenses – General and administrative expenses decreased during the three months ended September 30, 2016 as compared to 2015 primarily due to the deconsolidation of Asterias and the reduction of expenses incurred by OncoCyte as shown in the table below. General and administrative expenses increased to $23.1 million for the nine months ended September 30, 2016 from $18.9 million for the same period in 2015. The increase is primarily attributable to in employee compensation, including employee bonus accruals, stock-based compensation and related costs allocated to general and administrative expenses; cash and stock-based compensation to outside directors; legal fees, accounting, audit and tax related expenses, and investor and public relations related expenses. The increase is also attributable to a $2.5 million increase in general and administrative expenses incurred by Asterias through May 12, 2016 as compared to the nine months of the prior year. The increase is in part a result of increased staffing needed to advance programs under development at BioTime, including non-cash stock-based compensation from BioTime, OncoCyte and Asterias. These increases are in part offset by decreases of $0.2 million related to disposal of our ESI-BIO division in December 2015 pursuant to the organization of Ascendance, and the exclusion of general and administrative expenses incurred by Asterias after the Deconsolidation.

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

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries and affiliates during the three months ended September 30, 2016 and 2015 (in thousands).

	Amount(1)		Percent
Company	2016	2015	2016	2015
BioTime	$1,967	$2,647	43.0%	35.1%
Cell Cure Neurosciences	232	148	5.1%	1.9%
OrthoCyte	128	84	2.8%	1.1%
ReCyte Therapeutics	96	100	2.1%	1.3%
ESI	134	45	2.9%	0.6%
Subtotal therapeutic entities	2,557	3,024	55.9%	40.0%

Asterias	-	1,252	-%	16.6%

LifeMap Sciences(2)	847	1,287	18.5%	17.1%
OncoCyte	1,170	1,982	25.6%	26.3%
Subtotal non-therapeutic entities	2,017	3,269	44.1%	43.4%

Total	$4,574	$7,545	100.0%	100.0%

(1) Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2) Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries and affiliates during the nine months ended September 30, 2016 and 2015 (in thousands).

	Amount(1)		Percent
Company	2016	2015	2016	2015
BioTime	$6,456	$6,112	27.9%	32.4%
Cell Cure Neurosciences	919	444	4.0%	2.3%
ESI	248	161	1.1%	0.9%
OrthoCyte	475	347	2.1%	1.8%
ReCyte Therapeutics	447	321	1.9%	1.7%
Subtotal therapeutic entities	8,545	7,385	37.0%	39.1%

Asterias(2)	7,561	4,769	32.8%	25.2%

LifeMap Sciences(3)	2,720	4,048	11.8%	21.4%
OncoCyte	4,257	2,709	18.4%	14.3%
Subtotal non-therapeutic entities	6,977	6,757	30.2%	35.7%

Total	$23,083	$18,911	100.0%	100.0%

(1) Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2) Amounts for 2016 include only the period from January 1 through May 12, 2016 due to the Deconsolidation.

(3) Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences

Other income/(expenses), net

Unrealized gain on deconsolidation of Asterias – During the nine months ended September 30, 2016, we recorded an unrealized gain of $49.0 million in connection with the Deconsolidation of Asterias.

Unrealized gain on Asterias shares– We own 21.7 million shares of common stock of Asterias, or approximately 47% of Asterias outstanding common stock as of September 30, 2016. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Deconsolidation. Our Asterias shares had a fair value of $92.2 million as of September 30, 2016 and a fair value of $65.7 million as of May 13, 2016, based on the closing price of Asterias common stock on the NYSE MKT on those respective dates. For the three and nine months ended September 30, 2016, we recorded an unrealized gain of $40.0 million and $26.5 million on our Asterias shares due to the increase in Asterias stock price from May 13, 2016 to September 30, 2016.

Other income/(expense), net – Other income and expenses, net, in 2016 and 2015 consists primarily of net foreign currency transaction gains and losses recognized by ESI and by Cell Cure Neurosciences and interest expenses, including BioTime’s share of losses from its equity interest in Ascendance.

Income Taxes – We established a full valuation allowance as of September 30, 2016 and December 31, 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Although the Deconsolidation of Asterias was not a taxable transaction to us, the gain of $49.0 million on the Deconsolidation recorded by us generated a deferred tax liability on the Asterias shares carried at fair value that was fully offset by our net operating losses. Furthermore, the $40.0 million and $26.5 million unrealized gains recorded on the Asterias shares due to the increase in Asterias’ stock price during the three and nine months ended September 30, 2016, respectively, were fully offset by available net operating losses. Accordingly, we did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2016. An income tax benefit of approximately $3.4 million was recorded for the nine months ended September 30, 2015, of which approximately $3.6 million of the benefit was related to federal taxes, offset by a $0.2 million provision for state taxes. The income tax benefit recorded for the nine months ended September 30, 2015 was primarily related to the deferred tax liabilities BioTime had recorded for its acquisition of certain intellectual property.

Liquidity and Capital Resources

At September 30, 2016, we had $30.5 million of cash and cash equivalents on hand of which $15.0 million was held by subsidiaries.

Based on the September 30, 2016 closing prices of Asterias and OncoCyte common stock on the NYSE MKT, the shares of Asterias and OncoCyte owned by BioTime had an estimated market value of $92.2 million and $74.0 million, respectively, or an aggregate market value of approximately $166.0 million on that date. BioTime has no present plan to liquidate its holdings of Asterias or OncoCyte shares. The market values shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

We have outstanding warrants to purchase 9,394,862 of our common shares at an exercise price of $4.55 per share that will expire on dates ranging from June 5, 2018 through September 30, 2018. We will receive $42.7 million if all of the warrants are exercised. There can be no assurance that the warrants will be exercised.

Since inception, we have incurred significant net losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2016, we had an accumulated deficit of approximately $190.5 million, working capital of $26.8 million and shareholders’ equity of $136.2 million. We have evaluated projected cash flows for us and our subsidiaries and we believe that our consolidated cash, cash equivalents and available for sale securities of $31.4 million as of September 30, 2016, will be sufficient to fund our operations through the third quarter of 2017. However, clinical trials being conducted by Cell Cure Neurosciences will be funded in part with funds from grants and not from cash on hand. If Cell Cure Neurosciences were to lose its grant funding or BioTime is unable to continue to provide working capital to Cell Cure Neurosciences, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain from another source of adequate financing that could be used for its clinical trial. OncoCyte will need to raise additional capital until such time as it is able to commercialize its cancer diagnostic tests and generate sufficient revenue to fund its operations.

Cash used in operations

During the nine months ended September 30, 2016, our total research and development expenses were $29.1 million and our general and administrative expenditures were $23.1 million. Net cash used in operating activities during this period amounted to $33.5 million. The difference between the net income attributable to us and net cash used in operating activities during the nine months ended September 30, 2016 was primarily attributable to the noncash items as follows: $12.3 million loss attributable to non-controlling shareholders, gain of $49.0 million related to the Asterias Deconsolidation, unrealized gain of $26.5 million recorded for the increase in fair value of our Asterias shares from May 13, 2016 through September 30, 2016, stock-based compensation expense of $6.3 million, depreciation and amortization expenses of $3.9 million, $3.1 million warrant expense relating to warrants issued to Asterias shareholders in March 2016 and $1.2 million unrealized loss on our Ascendance shares. Changes in working capital impacted our cash used in operations by $0.1 million as a net source of cash.

Cash flows from investing activities

During the nine months ended September 30, 2016, we used $10.5 million in cash for investing activities. The primary components of this use of cash were $8.4 million resulting from the deconsolidation of Asterias, and $2.1 million used to purchase property, plant and equipment, including tenant improvements.

Cash generated by financing activities

During the nine months ended September 30, 2016, primary sources of cash generated by financing activities were: net proceeds of $18.6 million from the sale of 8,420,502 common shares at a price of $2.39 per share in an underwritten public offering, $9.8 million in net proceeds from OncoCyte’s sale of 3,246,153 shares of OncoCyte common stock and 3,246,153 warrants to purchase OncoCyte common stock, $2.0 million in proceeds from exercise of subsidiary stock options principally by Asterias option holders prior to the Deconsolidation, and $1.2 million in proceeds from the issuance of convertible debt by our majority-owned subsidiary, Cell Cure Neurosciences to shareholders other than BioTime.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, except as follows:

Equity Method Accounting for Asterias shares

We account for our Asterias shares using the equity method of accounting fair value option, therefore the value of our Asterias shares is subject to changes in the stock price of Asterias. Asterias common stock trades on the NYSE MKT under the ticker “AST”.

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

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have incurred operating losses since inception and we do not know if we will attain profitability

Our operating losses for the nine months ended September 30, 2016 and for the fiscal years ended December 31, 2015 and 2014, were $47.7 million, $65.8 million and $50.7 million, respectively, and we had an accumulated deficit of $190.5 million as of September 30, 2016. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

·	We are attempting to develop new medical products and technology

·
Some of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

·
The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $29.1 million during the nine months ended September 30, 2016, and $42.6 million and $37.5 million during the fiscal years ended December 31, 2015 and 2014, respectively.

·
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

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

·
At September 30, 2016, we had $30.5 million of cash and cash equivalents on hand, of which $15.0 million was held by our subsidiaries. During the nine months ended September 30, 2016, BioTime raised approximately $18.6 million after underwriting discounts and other expenses, and OncoCyte raised approximately $9.8 million in net proceeds after placement agent fees and other expenses, through the sale of equity securities, but there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

·
We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Numbers	Description

3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as Amended (2)

10.1	Form of OncoCyte Corporation Securities Purchase Agreement (3)

10.2	Alternate Form of OncoCyte Corporation Securities Purchase Agreement (3)

10.3	Form of OncoCyte Corporation Warrant (3)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101CAL	XBRL Taxonomy Extension Calculation Linkbase*

101LAB	XBRL Taxonomy Extension Label Linkbase*

101PRE	XBRL Taxonomy Extension Presentation Linkbase*

101DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 4, 2016	/s/ Michael D. West
Michael D. West
Co-Chief Executive Officer

Date: November 4, 2016	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Date: November 4, 2016	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer