Form 10-K
period 2016-12-31
BIOTIME INC
filed 2017-03-16
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The approximate aggregate market value of voting common shares held by non-affiliates computed by reference to the price at which common shares were last sold as of June 30, 2016 was $165,293,000. Shares held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common shares have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of March 9, 2017 was 110,853,754.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for 2017 Annual Meeting of Shareholders are incorporated by reference in Part III

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

References to “BioTime”, “we” and “our” means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-K, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

INDUSTRY AND MARKET DATA

This Annual Report (“Report”) on Form 10-K contains market data and industry forecasts that were obtained from industry publications, third party market research and publicly available information. These publications generally state that the information contained therein has been obtained from sources believed to be reliable. While we believe that the information from these publications is reliable, we have not independently verified such information.

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

Deconsolidation of Asterias Biotherapeutics, Inc. Effective May 13, 2016

Effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of a sale of common stock by Asterias in a public offering. Prior to that date, Asterias was a majority-owned and consolidated subsidiary of BioTime.  Since May 13, 2016, BioTime has accounted for Asterias using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime’s consolidated statements of operations in other income and expenses.  Asterias’ assets and liabilities are not included in BioTime’s audited consolidated balance sheet at December 31, 2016 due to the deconsolidation.  The fair value of Asterias shares owned by BioTime is shown on BioTime’s consolidated balance sheet as of December 31, 2016.  BioTime’s audited consolidated statements of operations for the year ended December 31, 2016 include Asterias’ results from January 1, 2016 through May 12, 2016, the day immediately preceding the deconsolidation.

Audited financial statements of Asterias for the year ended December 31, 2016 will be included as financial statement schedules in Part IV, Item 15 by an amendment to this Form 10-K.

For further discussion see the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

Deconsolidation of OncoCyte Corporation Effective February 17, 2017

Effective February 17, 2017, BioTime deconsolidated OncoCyte Corporation’s (“OncoCyte”) financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles.  This deconsolidation occurred due to the decrease in BioTime’s percentage ownership in OncoCyte from 51.1% to 49.9% as a result of the issuance of 625,000 shares of OncoCyte common stock to certain investors who exercised OncoCyte warrants. Prior to that exercise, and for all the financial statement periods presented in this Annual Report, OncoCyte was a majority-owned and consolidated subsidiary of BioTime.  Beginning on February 17, 2017, BioTime will no longer include the results of operations and cash flows of OncoCyte in its consolidated results and cash flows.  As of February 17, 2017, BioTime plans to account for OncoCyte using the equity method of accounting by electing the fair value option.  The fair value option requires BioTime to present the fair value of its interest in OncoCyte on its consolidated balance sheet, with changes in the fair value included in BioTime’s consolidated statements of operations in other income and expenses.  As of, and for each reporting period after February 17, 2017, the fair value of BioTime’s interest in OncoCyte will be determined by the number of shares of OncoCyte held by BioTime and the closing price of the OncoCyte common stock as quoted on NYSE MKT: OCX.

For further discussion, see the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

Item 1.	Business

Overview

BioTime is a clinical-stage biotechnology company focused on developing and commercializing products addressing degenerative diseases. Our clinical programs are based on two platform technologies: pluripotent stem cells and cell/drug delivery platform technologies. The foundation of our core therapeutic technology platform is pluripotent cells that are capable of becoming any of the cell types in the human body. The foundation of our cell delivery platform is its HyStem® cell and drug delivery matrix technology. Our current clinical programs are targeting three primary sectors, aesthetics, ophthalmology and cell/drug delivery.

We also have significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. (“Asterias”) and OncoCyte Corporation (“OncoCyte”), which we founded and which, until recently, were our majority-owned consolidated subsidiaries.  Asterias (NYSE MKT: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of very high unmet medical need in the fields of neurology (spinal cord injury) and oncology (Acute Myeloid Leukemia and lung cancer). OncoCyte (NYSE MKT: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology. The combined market value of BioTime’s holdings in Asterias and OncoCyte was about $146 million as of March 9, 2017.

BioTime, Inc. and its subsidiaries and affiliates are sometimes referred to as the “BioTime Family of Companies.” BioTime is also enabling early-stage programs in new technologies through its own research programs as well as through other members of the BioTime Family of Companies. These technologies have the potential to significantly improve the treatment of diseases associated with aging, including diseases such as diabetes and cardiovascular and metabolic disorders, that affect large numbers of people. We are also researching other novel technologies that may help the body regenerate certain types of degenerated cells and tissues.

The BioTime Family of Companies currently has seven product candidates in human clinical trials, one of which is in a late-stage, pivotal study in Europe, one cancer diagnostic that is expected to be commercially launched in the U.S. later this year and several exciting early-stage programs that may help address some of the biggest unmet medical needs faced by our aging population.

Core Technology Platforms

We believe the BioTime Family of Companies has the world’s premier collection of pluripotent stem cell assets and a proprietary therapeutic delivery platform with many potential uses. Pluripotent stem cells are capable of becoming any of the cell types in the human body. Cell types derived from pluripotent stem cells have potential applications in many areas of medicine with large unmet patient needs, including various tissue injuries and age-related degenerative diseases and degenerative conditions for which there presently are no cures. Unlike pharmaceuticals which almost always require a molecular target, cell therapy strategies use cell types derived from pluripotent stem cells to regenerate, replace or augment affected cells and tissues, and therefore may have broader applicability and impact than traditional pharmaceutical products. Our pluripotent stem cell technology is complemented by our HyStem® technology, which includes a family of unique, biocompatible resorbable hydrogels to deliver bioactive compositions for therapeutic benefit.  HyStem® was designed to enable the effective transfer, engraftment and metabolic support for cells, whether derived from pluripotent stem cells or from a patient’s own somatic or adult stem cells.  The flexibility of the HyStem® technology also allows for direct therapeutic use and the sustained delivery of therapeutics.

Clinical Therapeutic Product Candidates Being Developed By BioTime

Our near term therapeutic focus is in three core areas:  Aesthetics, Ophthalmology, and Delivery

FACIAL AESTHETICS
Research
Pre-Clinical
Phase I
Phase II
Phase III Pivotal
Approved/ Cleared
Renevia®
HIV-Associated Lipoatrophy (EU)
OPTHALMOLOGY
Research
Pre-Clinical
Phase I
Phase II
Phase III Pivotal
Approved/ Cleared
OpRegen®
Dry AMD
Retinal Restoration
Retinal Transplant
DELIVERY
Research
Pre-Clinical
Phase I
Phase II
Phase III Pivotal
Approved/ Cleared
HyStem-BDNF
Stroke Recovery
ReGlyde
Viscosupplementation & Drug Delivery
Orthopedic (Ankle Fracture)
Orthopedics

Facial Aesthetics

Renevia®, our lead facial aesthetics product, is a potential treatment for facial lipoatrophy. “Lipoatrophy” is another word for “fat loss or deficiency.” It is currently in a pivotal clinical trial in Europe to assess its safety and efficacy in restoring normal skin contours in patients whose subcutaneous fat, or adipose tissue, has been lost due to the use of certain drugs often used to treat patients with HIV. While this pivotal trial, if successful, is expected to enable a filing for marketing authorization in the European Union, BioTime sees this trial as also supportive of U.S. development of Renevia®, for the much larger market opportunity, for treating additional forms of facial volume restorations, whether from drugs, trauma or aging. Renevia® consists of our cell-transplantation delivery matrix (HyStem®) combined with the patient’s own adipose progenitor cells. Developed as a superior alternative for traditional fat transfer procedures, Renevia® is designed to mimic the naturally-occurring extracellular matrix and provide a 3-D scaffold that enables effective cell transplant, engraftment and proliferation. Renevia®, is being developed with the goal of providing a natural, long-lasting improvement to the patient’s skin contouring.

Ophthalmology

OpRegen® is our lead product for ophthalmological disorders. It is a suspension of retinal pigment epithelial (RPE) cells that are derived from pluripotent stem cells. RPE cells form the back lining of the retina, and support the function of photoreceptors (rods and cones). RPE cells can be damaged and lost in various forms of retinal degeneration. The OpRegen® therapeutic approach is to replace damaged or lost RPE cells and possibly slow disease progression and/or preserve or restore visual function. It is currently in a Phase I/IIa clinical trial for the treatment of the dry form of age-related macular degeneration (“AMD”). AMD affects approximately 1.6 million newly diagnosed people annually in the U.S and is the leading cause of blindness in people over the age of 60. Approximately 90 percent of AMD patients suffer from the dry form (“dry-AMD”), for which there are no FDA-approved therapies.

In February 2017, we expanded our ophthalmology portfolio through the acquisition of exclusive global rights to technology from University of Pittsburgh through the execution of an Exclusive License Agreement. This technology allows the generation of three-dimensional laminated human retinal tissue derived from human pluripotent stem cells. This tissue contains all the cell types and layers of the human retina and has shown evidence of functional integration in proof of concept animal models for advanced retinal degeneration. The technology is being developed for implantation in patients to potentially treat or prevent a variety of retinal degenerative diseases.

Delivery

In addition to Renevia®, we have two additional primary programs utilizing our proprietary HyStem® technology. HyStem®-BDNF is a preclinical development program for the delivery of recombinant human brain-derived neurotrophic factor (BDNF) directly into the stroke cavity of patients with the goal of aiding in tissue repair and functional recovery. ReGlyde™ is in preclinical development as a device for viscosupplementation and a combination product for drug delivery in osteoarthritis (OA). The viscosupplementation device program aims to administer ReGlyde™ directly into OA affected joints provide joint lubrication to reduce pain and improve quality of life. The drug delivery programs seek to enable the sustained release of therapeutics in affected OA joints to slow or reverse disease progression, in addition to improving pain and joint function. Also, included in our delivery platform is Premvia™, which is a HyStem® hydrogel formulation for the management of wounds including partial and full-thickness wounds, ulcers, tunneled/undermined wounds, surgical wounds, and burns. Premvia™ was cleared by the FDA via a 510(k) device approval pathway.

In addition to these programs, BioTime is developing HyStem® product enhancements. Current efforts are focused on the development of a frozen liquid product format, which, if successful, will make significant improvements in end-user convenience.

Products for Orthopedic Indications

We have a regenerative medicine orthopedic program that is a collaboration between our subsidiary OrthoCyte Corporation (“OrthoCyte”), and Heraeus Medical GmbH. The companies are developing innovative bone grafting therapies to address difficult to heal and/or compromised bone fractures based on the use of our proprietary PureStem® human embryonic progenitor cell (“hEPC”) technology.

Product Candidates of Public Affiliates

BioTime has retained a significant, non-strategic equity interest in two public companies that were founded by BioTime, Asterias, and OncoCyte are focused on neurology, oncology and diagnostics. As of March 9, 2017, the combined value of these holdings was approximately $146 million.

Therapeutic Products in Neurology and Oncology

Asterias is presently focused on advancing three clinical-stage programs, which have the potential to address areas of very high unmet medical need in the fields of neurology and oncology. Asterias’ lead products are:

•	AST-OPC1 is a therapy derived from pluripotent stem cells that is currently in a Phase I/IIa clinical trial for spinal cord injuries, with positive early efficacy data reported in September 2016.

•	AST-VAC1 is a patient-specific cancer immunotherapy with promising Phase II clinical trial data in acute myeloid leukemia (“AML”).

•	AST-VAC2 is a non-patient specific cancer immunotherapy for which the initiation of a Phase I/IIa clinical trial in non-small cell lung cancer is planned for the first half of 2017.

Liquid Biopsies for Diagnosis of Cancer

Our affiliate OncoCyte is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology. While current biopsy tests use invasive surgical procedures to provide tissue samples to determine if a tumor is benign or malignant, OncoCyte is developing a next generation of diagnostic tests that will be based on liquid biopsies using blood or urine samples.

OncoCyte recently conducted a 300-patient study of its lung cancer test. On March 6, 2017 OncoCyte announced the successful completion of the study.

Early-Stage and Other Research and Development

We are also developing technology related to an exciting area of regenerative medicine relevant to diseases of aging. This technology, known as “induced Tissue Regeneration” or “iTR,” may provide a new means of treating diseases caused by the degeneration of tissues. In 2016, our Co-Chief Executive Officer, Dr. Michael West, Ph.D., presented data generated from iTR. We are also developing technologies related to metabolic disorders based on the properties of brown fat, and therapies for vascular diseases, defects, and disorders. We also have several other early stage programs including our PureStem® cell therapy assets.

As part of our simplification strategy, we are looking at ways to attempt to unlock potential shareholder value associated with our early stage programs and the unique skills of Dr. West. One option under consideration is the consolidation of these early stage assets under the leadership of Dr. West.

We are also exploring other ways to fund these early stage opportunities that is consistent with our focus on clinical progress.

Strategy

We are transitioning BioTime into a clinical and commercial-ready company. Our near-term focus is to achieve three primary objectives:

Clinical Progress

Our efforts are focused on progressing our therapeutic products through clinical development. Our organizational capabilities are being aligned to execute on this objective to better position us to design, execute and oversee trials, with the goal of generating significant value-creating data in the near-term, and enabling future commercialization. Clinical progress success will allow the company to create greater value for investors, as well as allow us to better resource several other programs that are based on our core technologies.

Simplification

We will continue to work on simplifying our corporate, financial and organizational structure to allow us to execute our objectives more efficiently, while also making it much easier for investors, and other external stakeholders, to better understand our company.

Unlocking value

Our purpose is to deliver therapies for significant unmet, or under-met, needs to patients, while creating value for our investors. We believe that we have several valuable assets within the BioTime Family of Companies. We have been successful in unlocking the value of these assets through the execution of various strategies, including partnering, or sale, of non-core assets, creation of companies, spin-outs, distributions, simplification actions and other tactics we may develop.

2016 Highlights

The BioTime Family of Companies achieved numerous strategic accomplishments during 2016, including advancing clinical trials and product development in several key programs.

Clinical Progress

●
We presented positive early Renevia® data at the International Federation for Adipose Therapeutics and Science meeting (IFATS) meeting in November. The data related to the treatment of the initial 9 run-in patients for BioTime’s ongoing pivotal clinical trial in Europe assessing the efficacy of Renevia® for the treatment of HIV-associated lipoatrophy. In December, we achieved the recruitment milestone of 50 patients enrolled in the trial. We plan to stop enrollment in the trial in the first half of 2017 and to file for EU CE marking in the second half of 2017.

●
We presented positive early OpRegen® data at the International Symposium on Ocular Pharmacology and Therapeutics (ISOPT) in December. The data from the first cohort in the Phase I/IIa clinical trial of OpRegen® in the advanced form of dry age-related macular degeneration (dry-AMD). By end of year 2017, some 1-year follow-up of cohort 2 and data from cohort 3 and beginning enrollment of cohort 4 are expected to be completed. OpRegen® has received Fast Track designation from the FDA.

•
Initial feasibility of our next-generation retinal restoration technology demonstrates engraftment of laboratory grown three-dimensional laminated human retinal tissue and functional recovery of blind rats, which was described in three presentations at the annual meeting of the Society for Neuroscience in November 2016 in San Diego by Dr. Igor Nasonkin, lab head at BioTime and at a presentation at the ISSCR congress in Basel Switzerland in February 2017.

●
In November 2016, Asterias successfully administered the highest dose of 20 million cells of AST-OPC1 to a patient with complete cervical spinal cord injury (SCI) as part of the SCiStar Phase I/IIa clinical trial. In January 2017, Asterias announced positive efficacy results that showed additional motor function improvement at 6-months and 9-months following administration of 10 million AST-OPC1 cells in 6 AIS-A patients with complete cervical SCI. The results suggest that the improvements in arm, hand and finger function observed earlier in the study have been maintained and even further enhanced over time in most patients. Twelve-month efficacy and safety data for this cohort, as well as 6-month efficacy and safety data for the currently-enrolling AIS-A 20 million cell and AIS-B 10 million cell cohorts are expected during the third quarter of 2017.  Asterias also plans to initiate discussions with the FDA in mid-2017 to determine the most appropriate clinical and regulatory path forward for AST-OPC1.

●
On March 6, 2017, in relation to its blood-based diagnostic test designed to aid physicians in the early detection of lung cancer, OncoCyte announced the successful completion of a study of 300 blood samples from patients with lung nodules that had been determined to be malignant or benign, and that it has locked the prediction algorithm of the test. Based on the study results, OncoCyte announced that it will begin ramping-up its commercial capabilities in anticipation of the potential commercial launch of the test. OncoCyte will initiate a clinical validation phase for the diagnostic. During this phase, OncoCyte will also continue to carry out analytical validation studies to refine its operational stage laboratory processes, and will apply for certification of its CLIA diagnostic testing lab. Upon CLIA certification, OncoCyte will conduct a small CLIA lab validation study to demonstrate that the full assay system utilized in the CLIA lab provides the same results on clinical samples as those obtained in the R&D lab. OncoCyte will then begin a clinical validation study on a new set of at least 300 blinded prospectively collected blood samples to confirm whether the sensitivity and specificity of the test remain within commercial parameters in a CLIA operational setting. Assuming successful completion of these steps, OncoCyte anticipates launching the test commercially in the second half of 2017.

•
OncoCyte presented data from an early study of the OncoCyte’s breast cancer test in a poster session at the 2016 San Antonio Breast Cancer Symposium (SABCS) in December. In January 2017, OncoCyte announced commencement of a 300-patient study for their breast cancer diagnostic test which is designed to replicate the successful findings from the earlier study. OncoCyte expects to complete this 300-patient study during mid-2017.

Simplification

•
In May 2016, Asterias’ financial statements were deconsolidated from BioTime’s consolidated financial statements. The deconsolidation was a result of Asterias’ successful completion of an equity financing, which brought our ownership in Asterias to below 50%. Although our financial statements no longer include Asterias’ assets, liabilities or financial results, the value and changes in value of our shares of Asterias common stock will be reflected in our financial statements, which we believe will simplify our financial statements and may help investors better understand the financial performance and condition of BioTime’s operations. GAAP requires the consolidation of 100% of a majority-owned subsidiaries’ financials and results of operations even if the parent owns only a little over 50%.

•
Similarly, as a result of the exercise of certain OncoCyte warrants held by certain OncoCyte investors, in February of 2017 OncoCyte’s financials were deconsolidated from BioTime’s consolidated financial statements. This deconsolidation is not reflected in this Report, but was reported in a Form 8-K that was filed on February 21, 2017, and will be reflected in BioTime’s future quarterly and annual consolidated financial statements to be filed with the Securities and Exchange Commission (the “SEC”).

Unlocking Value

•
On January 4, 2016, OncoCyte shares were listed and began trading “regular way” on the NYSE MKT under the symbol OCX. This event triggered enhanced liquidity for BioTime shareholders who received one share of OncoCyte for every 20 shares of BioTime as a dividend at the end of 2015.

Patent Portfolio

●	During 2016, the BioTime Family of Companies collectively had 44 new patents issued worldwide.

Non-dilutive Funding

●
In 2016, our subsidiary, Cell Cure Neurosciences Ltd. (“Cell Cure”), was awarded a grant of 8.4 million shekels (approximately $2.2 million) from the Israel Innovation Authority, or the IIA (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry to help finance the development of OpRegen®. This brings the total grants received to date to approximately $9 million.

Other Company News

•	In June 2016, we raised $20.1 million gross proceeds from new and previous investors in an underwritten public offering of our common shares.

The BioTime Family of Companies (Affiliates & Subsidiary Ownership)

The following table shows the operating companies within the BioTime Family of Companies, their respective principal fields of business, our percentage ownership, directly and through subsidiaries, as of December 31, 2016, and the country where their principal business is located:

Subsidiaries and Affiliates	Field of Business	BioTime Ownership	Country
Cell Cure Neurosciences Ltd.	Products to treat age-related macular degeneration	62.5%(1)	Israel
ES Cell International Pte. Ltd.	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Biomedical, gene, disease, and stem cell databases and tools	77.9%	USA
OncoCyte Corporation (2)	Cancer diagnostics	51.1%	USA
OrthoCyte Corporation	Developing bone grafting products for orthopedic diseases and injuries	100%	USA
ReCyte Therapeutics, Inc.	Research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders, ischemic conditions and brown adipocytes for type-2 diabetes and obesity	94.8%	USA
Asterias Biotherapeutics, Inc.(3)	Therapeutic products derived from pluripotent stem cells, and immunotherapy products. Clinical programs include: AST-OPC1 for spinal cord injury, AST-VAC1 for acute myelogenous leukemia, and AST-VAC2 for non-small cell lung cancer	46%	USA

(1)
Includes shares owned by BioTime and ES Cell International Pte. Ltd. Does not include shares that would be owned by BioTime, if BioTime were to convert certain convertible debt into Cell Cure ordinary shares (see below for an explanation).

(2)
See Note 16 to our consolidated financial statements included elsewhere in this Report. Beginning February 17, 2017, BioTime deconsolidated OncoCyte and OncoCyte is no longer a subsidiary of BioTime as of that date, but remains an affiliate and significant investee of BioTime.

(3)	Since the deconsolidation of Asterias in May 2016, Asterias is a significant affiliate of BioTime.

Our Ownership of Cell Cure

We presently own, directly and through our subsidiary ES Cell International Pte. Ltd. (“ESI”), approximately 62.5% of the outstanding ordinary shares of Cell Cure. We also hold certain Cell Cure convertible promissory notes that entitle us to acquire additional Cell Cure ordinary shares by converting those notes into ordinary shares. If we were to convert the convertible promissory notes into Cell Cure ordinary shares, and if no other ordinary shares are issued to third parties, our percentage ownership of Cell Cure would increase to 82.3%, based on the number of ordinary shares outstanding on February 28, 2017. Cell Cure has adopted stock option plans under which it may issue up to 125,363 of its ordinary shares to officers, directors, employees, and consultants. As of December 31, 2016, options to purchase 80,986 ordinary shares of common stock had been granted.

We and ESI entered into a Third Amended and Restated Shareholders Agreement with Cell Cure and its other principal shareholders Teva Pharmaceutical Industries, Ltd., (“Teva”) and Hadasit Bio-Holdings Ltd (“HBL”) pertaining to certain corporate governance matters and rights of first refusal among the shareholders to purchase on a pro rata basis any additional shares that Cell Cure may issue. Under the agreement, the shareholders also granted each other a right of first refusal to purchase any Cell Cure shares that they may determine to sell or otherwise transfer in the future. The number of members on the Cell Cure board of directors is set at seven, of which we are entitled to elect four directors, HBL is entitled to elect two directors, and Teva is entitled to elect one director. These provisions were also included in an amendment to Cell Cure’s Articles of Association.

To date, Cell Cure has received grants totaling approximately $9 million from the IIA  for the development of OpRegen®. Under the terms of the grant agreement between Cell Cure and IIA, Cell Cure will be required to pay royalties on future product sales, if any, up to the amounts received from the IIA, plus interest indexed to LIBOR. Israeli law pertaining to such government grants contain various conditions, including substantial penalties and restrictions on the transfer of intellectual property, or the manufacture, or both, of products developed under the grant outside of Israel, as defined by the IIA.

Our Ownership of Asterias

As of March 9, 2017, we owned 44.5% of the outstanding Asterias common stock. Asterias common stock is listed for trading on the NYSE MKT under the symbol AST. Asterias has adopted an Equity Incentive Plan under which Asterias has reserved 8,000,000 shares of common stock for the grant of stock options, and other equity-based awards to officers, directors, employees, and consultants. As of December 31, 2016, Asterias had outstanding warrants to purchase 6,552,479 shares of Asterias common stock, options to purchase a total of 6,065,938 shares of Asterias common stock and 52,509 restricted stock units.

Our Ownership of OncoCyte

On December 31, 2015, we distributed to our shareholders on a pro rata basis a portion of the shares of OncoCyte common stock we then owned. As of March 9, 2017, we owned 49.98% of the OncoCyte common stock outstanding. OncoCyte common stock is listed for trading on the NYSE MKT under the symbol OCX. OncoCyte has adopted a stock option plan under which it may issue up to 4,000,000 shares of its common stock to officers, directors, employees, and consultants of OncoCyte. As of December 31, 2016, options to purchase 3,017,087 shares of OncoCyte common stock had been granted.

Our Ownership of OrthoCyte

As of March 9, 2017, we owned 99.99% of the outstanding common stock of OrthoCyte. OrthoCyte has adopted a stock option plan under which it may issue up to 4,000,000 shares of its common stock to officers, directors, employees, and consultants of OrthoCyte and BioTime. As of December 31, 2016, options to purchase 1,300,000 shares of OrthoCyte common stock had been granted.

Our Ownership of ReCyte Therapeutics

As of March 9, 2017, we owned 94.8% of the ReCyte Therapeutics common stock outstanding. Two private investors and a foundation own the other shares of ReCyte Therapeutics common stock outstanding. ReCyte Therapeutics has adopted a stock option plan under which it may issue up to 4,000,000 shares of its common stock to officers, directors, employees, and consultants of ReCyte Therapeutics and BioTime. As of December 31, 2016, options to purchase 1,250,000 shares of ReCyte Therapeutics common stock had been granted.

Our Ownership of LifeMap Sciences

As of March 9, 2017, we owned 77.9% of the LifeMap Sciences, Inc. (“LifeMap Sciences”) common stock outstanding. Certain current and former officers and directors of LifeMap Sciences and other investors own the other shares of LifeMap Sciences common stock outstanding.  LifeMap Sciences has adopted a stock option plan under which it may issue up to 2,342,269 shares of its common stock to officers, directors, employees, and consultants of LifeMap Sciences and BioTime. As of December 31, 2016, options to purchase 1,596,123 shares of LifeMap Sciences common stock had been granted.

Additional Information

BioTime is incorporated in the State of California. Our common shares trade on the NYSE MKT and the Tel Aviv Stock Exchange (“TASE”) under the symbol “BTX.” Our principal executive offices are located at 1010 Atlantic Avenue, Suite 102, Alameda, CA 94501, and our phone number at that address is (510) 521-3390. Our website address is www.biotimeinc.com. The information on, or that can be accessed through our website is not part of this Report. We also make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

HyStem®, Hextend®, PureStem® and Renevia® are registered trademarks of BioTime, Inc., and ReGlyde™ and Premvia™ are trademarks of BioTime, Inc. ReCyte™ is a trademark of ReCyte Therapeutics, Inc. OpRegen® is a registered trademark of Cell Cure. GeneCards® is a registered trademark of Yeda Research and Development Co. Ltd. LifeMap Discovery® is a registered trademark of LifeMap Sciences.

In 2016, BioTime was led by the Co-CEO leadership team of Adi Mohanty, who is responsible for human clinical development, product commercialization, corporate and administrative functions and Dr. Michael D. West, one of the world’s foremost experts on therapies derived from stem cells, who is responsible for research, product discovery, and preclinical product development.

To efficiently advance product candidates through the clinical trial process, we have historically created operating subsidiaries for each program and product line. Management believes this approach has fostered efficient use of resources and reduced shareholder dilution as compared to strategies commonly deployed by the biotechnology industry in advancing various programs and product lines through development. However, the operation of our business through multiple subsidiaries and affiliated companies results in certain administrative expenses that we would not incur if all our operations were conducted within BioTime itself. Because of this organizational structure which has facilitated our fundraising efforts, the BioTime Family of Companies has developed multiple clinical-stage products, rather than being dependent on a single product program. We, and some of the other members of the BioTime Family of Companies, have also received substantial amounts of non-dilutive financial support from government and nonprofit organizations that are seeking, based on rigorous scientific review processes, to identify and accelerate the development of potential breakthroughs in the treatment of various major diseases.

Technology Platforms

Pluripotent Cell Technology:

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

BioTime has two key pluripotent platforms, PureStem® and ESI pluripotent stem cell lines. PureStem® human Embryonic derived Progenitor Cells (hEPC) address significant challenges in regenerative medicine through their purity, proliferative capacity and ability to better predictably acquire tissue specificity or “differentiate,” into a broad spectrum of cell types in a simplified and controlled fashion. These advantages allow the production, on a commercial scale, of pure cultures of potentially therapeutic cell types that do not contain uncharacterized “undifferentiated” cell types. The ESI pluripotent stem cell lines are the first clinical grade human embryonic stem cell lines and they were derived under current Good Tissue Practice (cGTP) conditions. They are NIH-registered and are among the best-characterized and documented human stem cell lines available today, with complete genome sequence, STR-fingerprint and HLA-type data available.

HyStem® Delivery Technology:

HyStem® is a patented biomaterial that mimics the extracellular matrix (“ECM”), the structural network of molecules surrounding cells in organs and tissues that is essential to cellular function. Many tissue engineering and regenerative cell-based therapies will require the delivery of therapeutic cells in a matrix or scaffold for accurate anatomical delivery, cell retention and engraftment, guided tissue remodeling and proper function. HyStem® is a unique hydrogel that has been shown to support cellular attachment and proliferation in vivo. Current research at leading medical institutions has shown that HyStem® is compatible with a wide variety of cells and tissue types including brain, bone, skin, cartilage, and vascular and heart tissues.

The patented technology underlying our HyStem® hydrogel products in development, such as Renevia® and ReGlyde™, was developed at the University of Utah and has been exclusively licensed to us for human therapeutic uses. The HyStem® technology is based on a unique thiol cross-linking chemistry to prepare hyaluronan-based hydrogels. Since the first published report in 2002, there have been over 150 academic scientific publications supporting the biocompatibility of thiol cross-linked hyaluronan-based hydrogels and their applications as medical devices and in cell culture, tissue engineering, and animal models of cell-based therapies.

Due to the unique cross-linking chemistry, HyStem® hydrogels can be injected or applied as a liquid which allows the hydrogel to conform to the cavity or space, and gelation occurs in situ without harming the recipient tissue. This property of HyStem® hydrogels offers several distinct advantages over other hydrogels, including the possibility of combining bioactive materials with the hydrogel at the point of use. Building upon this platform, we are developing the HyStem® family of unique, biocompatible resorbable hydrogel products.

Therapeutic Product Candidates Being Developed By BioTime

Facial Aesthetics
Renevia®

We are developing Renevia®, a clinical-grade HyStem® hydrogel, as an injectable product. Renevia® is being developed to address an immediate need in facial aesthetic procedures, and certain reconstructive surgeries, by improving the process of transplanting a patient’s own fat progenitor cells to potentially provide a better looking, more natural feeling and longer lasting benefit.

Cells obtained from a patient, such as adipose cells obtained through liposuction, can be transplanted back into the same patient at another location in the body without the risk of rejection and potential contamination associated with the transplant of allogenic donor tissues. However, the transplantation of cells without the molecular matrix in which cells normally reside often leads to widespread cell death or the failure of the transplanted cells to remain at the transplant site. The transfer of cells in Renevia® may resolve this issue by localizing the transplanted cells at the intended site and by providing a three-dimensional scaffold upon which cells can attach and rebuild normal tissue.

We are conducting a multi-site pivotal clinical study in Spain to assess the efficacy of Renevia® as a delivery matrix for fat progenitor cells to restore normal skin volume in patients where the subcutaneous adipose tissue has been lost to HIV related facial lipoatrophy. Lipoatrophy is a localized loss of fat beneath the skin and is most frequently a consequence of the normal aging process, but lipoatrophy can also be associated with trauma, surgery, drug side effects and diseases. Lipoatrophy is frequently experienced by HIV patients who have been treated with certain anti-retroviral drugs like Stavudine and Zidovudine. The resulting facial wasting ages the individual’s appearance prematurely and, along with a thinning of the skin, allows musculature and vasculature to be easily seen, resulting in what is commonly known as “the face of AIDS”. Treatment of the condition improves the individual’s self-esteem and quality of life.

The pivotal clinical study design includes a minimum of 56 and up to 92 HIV positive males and females between 18-65 years of age. Subjects will be randomized with half in a treatment group and half in a delayed-treatment cohort, each receiving a single treatment procedure of Renevia® with autologous adipose cells harvested by liposuction and implanted in the mid-facial region. Patients are being monitored at one, three, and six-month intervals after treatment.

Data from the run-in portion of the study (N=9) indicated that adipose progenitor cells (fat cells), obtained from a liposuction aspirate, remained viable and were observed to proliferate when combined with Renevia® hydrogel. Analysis suggests that the grafts retain volume over the assessment period, and the treating physician observed incremental volume was retained in patients who had progressed to the one-year follow-up evaluation. In addition, there were encouraging signs of new tissue regeneration observed. No serious adverse events were noted during the run-in portion of the study.

Renevia® is manufactured in the US in compliance with cGMP requirements and has been tested pursuant to ISO 10993 standards for implantable medical devices and shown to be biocompatible without adverse effects in animal studies. Our plan is to complete the pivotal trial during the first half of 2017 and file for EU CE marking at the end of 2017. While this pivotal trial will enable a European filing for marketing authorization, we plan to use this trial to support US development of Renevia® for multiple forms of facial lipoatrophy, whether from drugs, trauma or aging. Once we analyze the data for the study, we plan to continue our discussion with the FDA regarding a potential development plan for Renevia® in the U.S.

Ophthalmology

OpRegen®

Our lead ophthalmology product, OpRegen®, is derived from pluripotent cell technology. It is currently in a Phase I/IIa clinical trial for the treatment of the dry form of age-related macular degeneration (“AMD”). Cell Cure, which is BioTime’s subsidiary in Israel, is conducting the current clinical trial. OpRegen® is a proprietary formulation of retinal pigmented epithelial (“RPE”) cells developed to be transplanted into the patient’s eye, where the patient’s own RPE cells are missing. OpRegen® consists of animal product-free RPE cells with high purity and potency using a proprietary directed differentiated method. OpRegen® is formulated as a suspension of RPE cells. It was developed to address the high, unmet medical needs of people suffering from dry aged-related macular degeneration.

AMD affects approximately 1.6 million newly diagnosed people annually in the U.S and is the leading cause of blindness in people over the age of 60. Approximately 90 percent of AMD patients suffer from the dry form (“dry-AMD”), for which there are no FDA-approved therapies.

AMD is a major disease of aging and is the leading eye disease responsible for visual impairment of elderly persons in the US, Europe and Australia. AMD affects the macula, which is the part of the retina responsible for sharp, central vision that is important for facial recognition, reading and driving. There are two forms of AMD, the dry form and the wet form. The dry form or dry-AMD advances slowly and painlessly but may progress to geographic atrophy in which RPE cells and photoreceptors degenerate and are lost. Once the atrophy involves the fovea (the center of the macula), patients lose their central vision and may develop legal blindness. The U.S. Centers for Disease Control and Prevention estimate that about 1.8 million people in the U.S. have advanced-stage AMD, while another 7.3 million have an earlier stage of AMD and are at risk of vision impairment from the disease. Most people are afflicted with the dry form of the disease, for which there is currently no effective treatment. One of the most promising future therapies for age-related AMD is the replacement of the layer of damaged RPE cells that support and nourish the retina.

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

On February 16, 2015, the clinical trial entitled “Phase I/IIa Dose Escalation Safety and Efficacy Study of Human Embryonic Stem Cell-Derived Retinal Pigment Epithelium Cells Transplanted Subretinally in Patients with Advanced Dry-Form Age-Related Macular Degeneration with Geographic Atrophy” was initiated in Hadassah University Medical Center in Jerusalem. The primary objective of this trial is to evaluate the safety of three different dose regimens in the treatment of the advanced form of dry age-related macular degeneration (dry-AMD), a condition for which there is currently no FDA-approved therapy. The study will evaluate three different dose regimens of OpRegen® in four cohorts.

All patients enrolled in the study will be 50 years of age or older, with the advanced form of dry-AMD called geographic atrophy with absence of additional concomitant ocular disorders. The eye in which the disease has progressed the most will be treated, while the other eye will serve as a control. Following injection, the patients will be followed for 12 months at specified intervals, to evaluate the safety and tolerability of OpRegen®. Currently there are three study sites in Israel and two sites in the initiation process in the U.S. Enrollment in the second cohort, in which patients are receiving a higher and more clinically meaningful 200,000 cell dose started in 2016. Cell Cure intends to approach the DSMB in the second quarter of this year for approval to begin administering the next higher, 500,000 cell dose to the third cohort, and if approved, also begin the fourth cohort before year end. The most up-to-date data from patients in cohort 2 of the clinical trial will be presented May 7-11 at ARVO 2017 in Baltimore, Maryland.

Following the initial 12-month period, patients will continue to be evaluated at longer intervals for an additional period of time up to five years following injection. A secondary objective of the clinical trial will be to examine the ability of transplanted OpRegen® to engraft, survive, and modulate disease progression in the patients. In addition to thorough characterization of visual function, a battery of vision tests will be used to quantify improvements in reducing the progression of the disease. Research and development of the enabling technology of OpRegen® has been conducted at Hadassah Medical Organization (“Hadassah”), and the clinical development is being conducted by Cell Cure under an exclusive license from Hadasit Medical Research Services and Development Limited (“Hadasit”), which is the technology transfer office of Hadassah.

Cohort 1: Subretinal Pigmentation Observed in Inferior Area of Bleb in Patients

PRE-OP
2 MONTHS
Pt. 1
Pt. 2
Pt. 3
Bleb
Bleb
Bleb

Cohort 1: Appropriate Integration/ Grafting of Cells at Injection Site

BASELINE
1 DAY POST-OP
1 WEEK POST-OP
2 WEEKS POST-OP
PATIENT 1
PATIENT 2
PATIENT 3
1 YEAR POST-OP
6 MONTHS POST-OP
7 MONTHS POST-OP

Data from the first cohort of patients were presented at the International Symposium on Ocular Pharmacology and Therapeutics (ISOPT) on Friday, December 2, 2016, in Rome, Italy. In this cohort, OpRegen® was successfully administered with no serious adverse events. Retinal imaging presented suggested the presence and survival of the transplanted cells in the sub-retinal space for up to one year.

Retinal Restoration

In February 2017, we acquired exclusive global rights to ophthalmology-related intellectual property assets from the University of Pittsburgh. The technology was developed, in part, in collaboration with BioTime scientists, and includes composition and methodologies to develop 3-D retinal tissue constructs from pluripotent stem cells for implantation in patients with advanced stages of retinal degeneration.

This technology will allow generation of three-dimensional laminated human retinal tissue in a controlled manufacturing process. This could lead to retinal restoration treatments for a variety of advanced retinal degenerative diseases, such as retinitis pigmentosa, macular degeneration, and diabetic retinopathy.

Delivery

HyStem®-BDNF

HyStem®-BDNF is a hydrogel-BDNF combination product made of our HyStem® delivery system with rhBDNF is in preclinical development for ischemic stroke. HyStem®-BDNF permits sustained local diffusion of BDNF into the peri-infarct tissue, currently in preclinical development for ischemic stroke. HyStem®-BDNF involves a proprietary formulation of the HyStem® hydrogel platform allowing a sustained release of BDNF, which is being developed to maximize tissue repair and recovery after neurological insult. Pre-clinical results indicate that when treating animals with focal stroke to motor areas of the brain, HyStem®-BDNF intra-stroke cavity injection results in BDNF diffusion from the stroke cavity into peri-infarct tissue over three weeks compared with one week for BDNF-only injection. The sustained release of BDNF in these animals is associated with improved post-stroke neurogenesis in the peri-infarct cortex, axonal sprouting in the motor system, and behavioral motor recovery.

ReGlyde™

ReGlyde™ is a proprietary formulation of the HyStem® hydrogel platform and is currently in preclinical development for viscosupplementation and drug delivery in osteoarthritis. Pre-clinical results are encouraging and have shown biocompatibility and preclinical efficacy signals in animal models.

Research and Development and License Agreements with Heraeus Medical GmbH

BioTime is developing cellular therapeutics for orthopedic disorders. During September 2015, we, through our subsidiary, OrthoCyte, entered into a License Agreement and a Research and Development Agreement with Heraeus Medical GmbH (“Heraeus”), for the development of innovative bone grafting therapies based on the use of our proprietary PureStem® human embryonic progenitor cell (hEPC) technology. Pursuant to the terms of the Research and Development Agreement, BioTime is responsible for research and development of a cell therapy bone grafting product using PureStem® technology and either HyStem® scaffold technology for delivery of bio-active components or scaffold technology owned by Heraeus or licensed to Heraeus from third parties.

BioTime is presently diligently developing bone grafting products for the Heraeus sponsored program. If sufficient funding becomes available, we may also test the utility of various osteochondral PureStem® cells that display potential to differentiate into cartilage-like tissues, such as intervertebral disc tissue. Cartilage defects and disease affect our aging population, and in particular osteoarthritis and spinal disc degeneration have a significant impact on the mobility and health of an aging population. Chronic back pain is one of the largest unmet health economic burdens in modern society. With more than 85% lifetime prevalence, nearly everyone is affected in their lifetime. In most cases, chronic back pain stems from the progressive degeneration of the avascular intervertebral disc tissue that cushions the vertebrae in the spinal column. This tissue is structurally and functionally similar to other cartilage tissues. Currently there are no treatment options for people suffering from degenerative disc disease other than risky invasive surgery to fuse the affected discs. A therapy that would slow down or reverse disc degeneration to delay or avoid surgery would have a great impact in the largest musculoskeletal unmet need. Various biologic approaches using growth factors or cells from different adult tissues are in various phases of preclinical and early clinical development, but so far none have proven to work effectively. The opportunity for BioTime to impact the disease process is an important differentiating factor from other competing technologies.

Product Candidates of Public Affiliates

Therapeutic Products in Neurology and Oncology

Asterias is presently focused on advancing three clinical-stage programs which have the potential to address areas of very high unmet medical need in the fields of neurology and oncology.

AST-OPC1 Oligodendrocyte Progenitor Cells for Spinal Cord Injury and Other Neurodegenerative Diseases

AST-OPC1 is comprised of oligodendrocyte progenitor cells, which are cells that become oligodendrocytes after injection. It has been shown preclinically to have three potentially reparative functions that address the complex pathologies observed at the injury site of a spinal cord injury. These activities of AST-OPC1 include production of neurotrophic factors, stimulation of vascularization, and induction of remyelination of denuded axons, all of which are critical for survival, regrowth and conduction of nerve impulses through axons at the injury site.

AST-OPC1 was tested in patients with acute SCI in a Phase I and a Phase I/IIa dose escalation (“SCIStar study”) trials that were initiated in October 2010 and March 2015, respectively. In January 2017, Asterias announced additional interim efficacy data from the SCIStar study on the patients who were enrolled and dosed in the AIS-A 10 million-cell cohort, which included the following observations:

Improvements in Motor Function

•
Upper Extremity Motor Score - For the five patients who had completed at least 6 months of follow-up at the time of the announcement, five of five patients saw their early improvements in upper extremity motor score (UEMS) at 3 months maintained or further increased through their most recent data point (6 months or 9 months, depending on the most recent data available for each patient).

•
Motor Level Improvement - For patients completing at least 6 months of follow up, as of the date of each patient’s last follow-up visit, 100% (five of five) had achieved at least a one motor level improvement (using the ISNCSCI scale) over baseline on at least one side, and 40% (two of five) had achieved two motor levels over baseline on at least one side, with one of these patients achieving a two-motor level improvement on both sides.

Safety

•
The trial results from the Phase I/IIa study continued to reveal a positive safety profile for AST-OPC1. There have been no serious adverse events related to AST-OPC1 and data from the study indicate that AST-OPC1 can be safely administered to patients in the subacute period after severe cervical spinal cord injury.

Asterias expects to complete enrollment of its Phase I/IIa study in the second half of 2017, with interim updates occurring at various times in 2017 and 2018.

There are approximately 17,000 new spinal cord injuries annually (NSCIC SCI Facts and Figures at a Glance (2016)). There are currently no drugs approved by the United States Food and Drug Administration (“FDA”) specifically for the treatment of spinal cord injury.

The FDA has granted Orphan Drug Designation of AST-OPC1 for the treatment of acute SCI.

AST-VAC1: Autologous Telomerase-loaded Dendritic Cells

AST-VAC1 is an Asterias’ autologous (patient-specific) cancer vaccine designed to stimulate a patient’s immune system to attack telomerase. Asterias is developing AST-VAC1 for the treatment of Acute Myeloid Leukemia (“AML”), the most common form of acute leukemia in adults. A Phase II clinical trial of AST-VAC1 was conducted and demonstrated that AST-VAC1 was successfully manufactured and released in 24 out of the 33 patients enrolled in the study. Twenty-one patients received AST-VAC1 in the study, including 19 in clinical remission and two in early relapse. AST-VAC1 was found to have a favorable safety and tolerability profile. Asterias has performed follow-up data collection on the 19 patients who were treated while in complete remission to determine the long-term effects of the AST-VAC1 administration on remission duration and disease-free survival. The results of this data collection were reported in an oral presentation in May 2015. Eleven of 19 patients (58%) remained in complete remission at a median follow-up of 52 months. These results compare to historical data suggesting that between 20-40% of patients would be expected to be relapse free at 3-4 years. Additionally, of the 7 patients in the higher risk over 60-year-old group, 4 (57%) remained relapse free at a median follow up of 54 months. Historically, relapse free survival rates in this population have been 10-20% at 3-4 years. Asterias has conducted an End of Phase II meeting with the FDA with the goal of reviewing the proposed clinical development plan for AST-VAC1.

The next major step in clinical development for AST-VAC1 would be to conduct a confirmatory Phase 2b study in higher risk patients over 60 years old.

AST-VAC2: hES Cell-Derived Allogeneic Dendritic Cells

AST-VAC2 is being developed by Asterias as an allogeneic, or non-patient specific, cancer vaccine candidate designed to stimulate patient immune responses to telomerase. AST-VAC2 is produced from human embryonic stem (“hES’) cells that can be modified with any antigen. In September 2014, Asterias entered into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited, (“CRT”), a wholly-owned subsidiary of CRUK, pursuant to which CRUK has agreed to fund Phase I/II clinical development of AST-VAC2 loaded with the same LAMP-telomerase construct used in AST-VAC1. Under the terms of the CRUK Agreement, Asterias is responsible, at their own cost, for completing process development and manufacturing scale-up of the AST-VAC2 manufacturing process and transferring the resulting cGMP-compatible process to CRUK. CRUK is responsible, at its own cost, for manufacturing clinical grade AST-VAC2 and for carrying out the Phase I/IIa clinical trial of AST-VAC2. The Asterias technology transfer to CRUK has been completed and patient enrollment for this study is expected to begin in the second half of 2017.

Liquid Biopsies for Cancer Diagnostics

OncoCyte is developing diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology. While current biopsy tests use invasive surgical procedures to provide tissue samples to determine if a tumor is benign or malignant, OncoCyte is developing highly accurate, easy to administer, non-invasive molecular diagnostic tests that will be based on liquid biopsies using blood or urine samples.

Clinical Trials-Lung Cancer Diagnostic

OncoCyte collaborated with the Wistar Institute of Anatomy and Biology (“Wistar”) to develop one of the components of the confirmatory lung cancer diagnostic test in a large, multi-site clinical study. This collaboration involved a clinical study with over 2,000 blood samples obtained from patients with a high-risk profile for development of lung cancer, which led to the discovery of biomarkers that differentially express in lung cancer patients.

Confirmatory diagnostics are used in conjunction with a current standard of care screening procedure. A lung confirmatory diagnostic would be used in conjunction with Low Dose CAT Scan (LDCT) to confirm a suspicious nodule by yielding a secondary suspicious versus benign result. In the case of a benign result, the patient would not need additional invasive procedures to determine the presence of cancer. In the case of a suspicious result, additional procedures would be highly warranted.

In October of 2016, Wistar presented a larger proof of concept study at the Chest annual meeting, where it validated the results of the ATS study with comparable findings. In this larger analysis of 610 patients, showing that the biomarkers alone had an Area Under the Curve (“AUC” or “ROC score”) of 0.82, resulting in a sensitivity of 90% and a specificity of 62%. These results suggest that a diagnostic comprised of biomarkers and a classifier could help clinicians manage the intermediate size nodules in way that would both improve health outcomes by potentially avoiding morbidity and mortality associated with lung biopsies, as well as decreasing the overall costs of lung cancer detection.

To provide independent validation of Wistar’s work, OncoCyte elected to develop its own assay system and algorithm using the biomarkers identified by Wistar. OncoCyte collected its own clinical samples from 300 patients over 26 sites nationwide. The study was designed to provide a set of samples that were geographically diverse, from different types of care centers, and representing a cross-section of the high-risk patient population with nodules.

On March 6, 2017, OncoCyte announced the successful completion of the study and that it has locked the prediction algorithm of the test. Based on the study results, OncoCyte announced that it will begin ramping-up its commercial capabilities in anticipation of the potential commercial launch of the test. OncoCyte will initiate a clinical validation phase for the diagnostic. During this phase, OncoCyte will also continue to carry out analytical validation studies to refine its operational stage laboratory processes, and will apply for certification of its CLIA diagnostic testing lab. Upon CLIA certification, OncoCyte will conduct a small CLIA lab validation study to demonstrate that the full assay system utilized in the CLIA lab provides the same results on clinical samples as those obtained in the R&D lab. OncoCyte will then begin a clinical validation study on a new set of at least 300 blinded prospectively collected blood samples to confirm whether the sensitivity and specificity of the test remain within commercial parameters in a CLIA operational setting. Assuming successful completion of these steps, OncoCyte anticipates launching the test commercially in the second half of 2017.

Clinical Trials—Breast Cancer Diagnostic

OncoCyte completed a strong proof of concept study for its breast cancer confirmatory test, and presented data at the San Antonio Breast Cancer Symposium (SABCS) in December of 2016. The study looked at serum from 100 women who had a mammogram with a result of BIRADs 3 or 4. The results of this analysis were promising, with a 15-marker model producing a sensitivity of 90% and a specificity of 76%.

OncoCyte is continuing development of a breast cancer confirmatory diagnostic by conducting a larger study that it expects will analyze blood samples from approximately 300 patients with benign or malignant nodules.

Clinical Trials—Bladder Cancer Diagnostic

As part of the clinical development of a urine-based bladder cancer diagnostic test, OncoCyte initiated a clinical trial in January 2014 and in May of 2015, they presented preliminary findings of their bladder research, which showed a sensitivity of 90% and a specificity of 83%. Sensitivity is the probability of detecting the presence of the disease accurately. A sensitivity of 90% means that 9 out of 10 cancers were detected. Specificity is the probability of accurately predicting not having the disease. OncoCyte has decided to pursue a co-development partner for its bladder cancer test.

Early-Stage and Other Research and Development

Treatment of Vascular Disorders

We are using vascular cells derived from pluripotent stem cells, and other technologies, to develop treatments for vascular disorders. The therapeutic indications we are targeting include age-related cardiovascular diseases such as coronary artery disease, heart failure, and peripheral artery disease. Therapeutics for age-related vascular disease represent some of the largest, fastest-growing actual and potential markets in the U.S. due to the aging baby boom generation. Cardiovascular disease is among the leading causes of death and disability in the U.S., and consumes a major and ever-increasing proportion of health care costs. The National Academy of Sciences has estimated that a potential 58 million Americans are currently afflicted with cardiovascular disease. We are conducting this research through our subsidiary, ReCyte Therapeutics.

During August 2011, we entered into a License Agreement with Cornell University for the worldwide development and commercialization of technology developed invented by Dr. Shahin Rafii and co-workers at Weill Cornell Medical College for the differentiation of pluripotent stem cells into vascular endothelial cells. We are using the Cornell technology in combination with the PureStem® technology to produce highly purified monoclonal embryonic vascular endothelial progenitor stem cells.

Brown Fat Technology for Treatment of Metabolic Disorders

Brown adipose tissue (BAT) cells, or as they are sometimes called “brown fat cells,” have only recently become the subject of intense study by medical researchers. Unlike normal white adipose tissue (WAT) which is the fat we normally associate with obesity and disorders correlated with obesity such as Type II Diabetes (T2D), BAT cells don’t simply store calories. BAT cells burn calories in the process of generating body heat. In addition, the cells secrete biological active molecules that are believed to play an important role in maintaining the body in a state of metabolic health. Recently it has also been reported that humans lose BAT as a function of age and the loss of these cells are implicated in unhealthy age-related changes in metabolism such as obesity, T2D, and metabolic syndrome. This recent discovery may have important consequences for regenerative medicine, since pluripotent cells provide a means of manufacturing all human cell types on an industrial scale, including BAT cells. Our research team has invented a technology to manufacture BAT cells and filed certain patent applications that it believes provides it with a path to develop BAT cells for the potentially large and growing markets associated with obesity and T2D. Prior to initiating human clinical trials, we will be required to successfully perform extensive preclinical testing of the cells to determine their safety and efficacy in non-human model systems.

iTR

When tissues in the human body are damaged as a result of degenerative disease, injury, or surgery, there is generally a very limited capacity of the body to regenerate the tissue back to its original state. Exceptions to this rule is blood and the liver, both of which both show a remarkable capacity to restore equilibrium after the loss of cells. Other exceptions are tissues in the human body when it is first being formed. Early in development tissues such as the skin can repair itself scarlessly, but this ability is lost even before we are born. Another example in the animal kingdom is the Mexican salamander which shows a profound capacity to regenerate damaged tissues, even restoring severed limbs. However, in the adult human, most tissues simply scar rather than regenerate. Our scientists have been performing certain research to understand the molecular mechanisms regulating this loss of regenerative potential after the human body is formed based on its expertise in pluripotent stem cell technology. As a result, these scientists have invented a novel technology we call “induced Tissue Regeneration” or “iTR.” iTR is designed to eventually facilitate the identification of therapies to induce scarless regeneration of tissues in the body that currently cannot naturally repair themselves. Examples of potential applications are numerous, but we are particularly focused currently on the regeneration of the heart following infection or heart failure, and scarless skin regeneration. iTR is a revolutionary new approach to medicine and as a result, the program will require us to communicate the science effectively to the scientific community and perform preclinical studies to demonstrate its safety and efficacy prior to any human clinical trials.

Databases and Tools for Biomedical, Gene, Stem Cell, and Disease Research

LifeMap Sciences is a life sciences technology company that offers biomedical knowledgebases and NGS data analysis & interpretation solutions. Its integrated knowledgebase, the GeneCards® Suite, includes GeneCards®, the leading human gene database, LifeMap Discovery® the database of embryonic development, stem cell research and regenerative medicine; and MalaCards™, the human disease database. Its NGS data analysis and interpretation tools includes TGex, a Next Generation Sequencing (NGS) cloud-based solution for interpretation, the analysis tools VarElect™, a powerful, yet easy-to-use application for prioritizing gene variants resulting from next generation sequencing experiments, and GeneAnalytics™, a novel gene set analysis tool. LifeMap Sciences makes its databases and analysis tools available for use by researchers at pharmaceutical and biotechnology companies and other institutions through paid subscriptions or on a fee per use basis. Academic institutions have free access to use the databases. The analysis tools are offered to academic users through paid subscriptions.

Licensed Technology and Product Development Agreements

BioTime and other members of the BioTime Family of Companies have obtained the right to use technology that we believe has great potential in our product development efforts, and that may be useful to other companies that are engaged in the research and development of products for human therapeutic and diagnostic use.

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

We will pay WARF a 4% royalty on the sale of research products and services and 2% on the sale of related products under the WARF license. The royalty rate is subject to certain reductions if we also become obligated to pay royalties to a third party to sell a product. We have certain options to negotiate with WARF to obtain a license to manufacture and market therapeutic products, excluding products in certain fields of use. The WARF license shall remain in effect until the last licensed patent expires, however, we may terminate prior to the expiration by giving WARF at least 90 days written notice, and WARF has industry standard termination rights.

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

We have the right to use the licensed technology and cell lines for research purpose and for the development of therapeutic and diagnostic products for human and veterinary use, and we also have the right to grant sublicenses. We paid Ocata a $250,000 license fee as well as an 8% royalty on sales of products, services, and processes that utilize the licensed technology. Once a total of $1.0 million of royalties has been paid, no further royalties will be due.

Ocata may reacquire royalty-free, worldwide licenses to use the technology for RPE cells, hemangioblasts, and myocardial cells, on an exclusive basis, and for hepatocytes, on a non-exclusive basis, for human therapeutic use. Ocata will pay us $5,000 for each license that it elects to reacquire.

The term of the licenses from Ocata expire on the later of July 9, 2028 or the expiration of the last to expire of the licensed patents. The latest expiration date of patents issued is October 12, 2026, but the expiration date of the licenses could be extended if the patent expiration dates are extended. Ocata may terminate the license agreement if we commit a breach or default in the performance of our obligations under the agreement and fail to cure the breach or default within the permitted cure periods. BioTime has the right to terminate the license agreement at any time by giving Ocata three months' prior notice and paying all amounts due to Ocata through the effective date of the termination.

HyStem® Hydrogel Technology

We have acquired an exclusive worldwide license from the University of Utah to use certain patents in the production and sale of hydrogel products, including our HyStem® products, excluding certain veterinary and animal heath uses. Our licensed field of use includes, but is not limited to, all human pharmaceutical and medical device applications, all tissue engineering and regenerative medicine uses, and all research applications.

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

Commencing in August 2017, we may, under certain circumstances, be obligated to sublicense to one or more third parties, on commercially reasonable terms to be negotiated between us and each prospective sublicensee, or re-grant to the University of Utah, rights to use the licensed patents for products and services outside the general industry in which we or any of our affiliates or sublicensees is then developing or commercializing, or has plans to develop or commercialize, a product using the licensed technology.

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

Under the terms of the Research and Development Agreement, Heraeus agreed to make certain payments to OrthoCyte upon achieving certain milestones, and will reimburse OrthoCyte for all costs and expenses incurred in connection with the project. The Research and Development Agreement is effective until the completion and payment of the last milestone set forth in the project plan, but may be terminated by either party immediately upon written notice to the other party if the other party fails to remedy any material breach of the agreement within 90 days following receipt of written notice of such breach. Heraeus had additional industry standard termination rights. OrthoCyte has also licensed the OrthoCyte Technology to Heraeus, and Heraeus has licensed the Heraeus Technology to OrthoCyte. The license grant by OrthoCyte to Heraeus is exclusive and worldwide in the field of bone grafting for all osteoskelton diseases and injuries, except oral maxilla-facial. The license grant by Heraeus to OrthoCyte is exclusive and worldwide in all other fields. Pursuant to the License Agreement, each of Heraeus and OrthoCyte will pay certain specified royalties to each other based on their respective net sales of the product developed in the research and development project. The License Agreement contains customary confidentiality obligations, and representations and warranties, and termination provisions.

Hadasit Research and License Agreement

Cell Cure has entered into an Amended and Restated Research and License Agreement with Hadasit under which it received an exclusive license to use certain of Hadasit’s patented technologies for the development and commercialization for pluripotent stem cell-derived cell replacement therapies for retinal degenerative diseases. Cell Cure paid Hadasit 249,058 New Israeli Shekels as a reimbursement for patent expenses incurred by Hadasit, and pays Hadasit quarterly fees for research and product development services under a related Product Development Agreement.

If Cell Cure grants, subject to the terms of the Amended and Restated Research and License Agreement, a sublicense to any strategic partner comparable to Teva Pharmaceutical Industries Ltd. (a “Strategic Partner”), Cell Cure will pay Hadasit 30% of all sublicensing payments made by said Strategic Partner to Cell Cure, other than payments for research, reimbursements of patent expenses, loans or equity investments, provided that the minimum payments due to Hadasit in respect of amounts which constitute royalties based on sales of licensed products by the Strategic Partner, its affiliates or sublicensees shall not be less than 1.2% of the underlying net sales.

If Cell Cure does not grant a sublicense to a Strategic Partner but instead commercializes OpRegen® itself or sublicenses the Hadasit patents to a third party for the completion of development or commercialization of OpRegen®, Cell Cure will pay Hadasit a 5% royalty on sales of products that utilize the licensed technology. Cell Cure will also pay sublicensing fees ranging from 10% to 30% of any payments Cell Cure receives from sublicensing the Hadasit patents. Commencing in January 2017, Hadasit will be entitled to receive an annual minimum royalty payment of $100,000 that will be credited toward the payment of royalties and sublicense fees otherwise payable to Hadasit during the calendar year. If Cell Cure or a sublicensee other than a Strategic Partner paid royalties during the previous year, Cell Cure may defer making the minimum royalty payment until December and will be obligated to make the minimum annual payment to the extent that royalties and sublicensing fee payments made during that year are less than $100,000.

If Cell Cure does not grant a sublicense to a Strategic Partner and Cell Cure or a sublicensee (other than a Strategic Partner) conducts clinical trials of OpRegen®, Hadasit will be entitled to receive certain payments from Cell Cure upon the first attainment of certain clinical trial milestones in the process of seeking regulatory approval to market a product developed by Cell Cure using the licensed patents. Hadasit will receive $250,000 upon the completion of the enrollment of patients in the first Phase I clinical trial, $250,000 upon the submission of a report summarizing the Phase II clinical trial data to a regulatory agency as part of the approval process, and $1 million upon the enrollment of the first patient in the first Phase III clinical trial. These milestone payments are creditable by Cell Cure against sublicensing receipts that are payable to Hadasit at the time of each milestone payment for said milestone payment, except that the $1.0 million milestone payment shall only be creditable by Cell Cure if it received sublicensing receipts in excess of the amount of $50 million.

The Hadasit license agreement will automatically expire upon the later of (i) the expiration of all of the licensed patents or (ii) 15 years following the first sale of a product developed using a licensed patent on a country-by-country and product-by-product basis. After expiration of the license agreement, Cell Cure will have the right to exploit the Hadasit licensed patents without having to pay Hadasit any royalties or sublicensing fees. Either party may terminate the license agreement if the other party commits a breach or default in the performance of its obligations under the agreement and fails to cure the breach or default within the permitted cure periods.

Cornell University

During August 2011, we entered into a License Agreement with Cornell University for the worldwide, exclusive development and commercialization of technology developed at Weill Cornell Medical College for the differentiation of pluripotent stem cells into vascular endothelial cells. The technology may provide an improved means of generating vascular endothelial cells on an industrial scale, and will be utilized by us in diverse products, including those under development at our subsidiary ReCyte Therapeutics to treat age-related vascular disease. Cornell will be entitled to receive an initial license fee and annual license maintenance fees. The obligation to pay annual license maintenance fees will end when the first human therapeutic license product is sold by us or by any of our affiliates or sublicensees. We will pay Cornell milestone payments upon the achievement of a research product sales milestone amount, and upon the attainment of certain FDA approval milestones. We will pay Cornell royalties on sales of licensed products and will share with Cornell a portion of any cash payments, other than royalties, received for the grant of sublicenses to non-affiliates. The license will expire on the later of (i) the expiration date of the longest-lived licensed patent, or (ii) on a country-by-country basis, on the twenty-first anniversary of the first commercial sale of a licensed product. We have the right to terminate the License Agreement at any time and for any reason upon ninety (90) days written notice to Cornell. Cornell may terminate our license if we fail to perform, or if we violate, any term of the License Agreement, and we fail to cure that default within thirty (30) days after written notice from Cornell. Cornell also has other industry standard termination rights.

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

Asterias Cross-License Agreement

Under the terms of a Cross-License Agreement (the “Cross-License”) entered into by Asterias, BioTime, and ESI, BioTime and ESI received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license in, to, and under the certain Asterias patents and related patent rights for all purposes in the BioTime/ESI Licensed Field during the term of the license. The BioTime/ESI Licensed Field includes all fields of use except any and all applications (a) to treat disorders of the nervous system, (b) utilizing the immune system to prevent, treat, or cure cancer, and (c) involving the use of cells comprising, derived from, or manufactured using, human embryonic stem cells or human induced pluripotent stem cells for in vitro assay applications, including but not limited to drug discovery and development, drug monitoring, drug toxicology testing, and consumer products testing. BioTime has sublicensed its rights to certain subsidiaries.

Under the terms of the Cross-License, Asterias received a fully-paid, non-royalty-bearing, world-wide, non-exclusive, sub-licensable license under certain BioTime patents and related patent rights and ESI patents and related patent rights specified in the Cross-License, for all purposes in the Asterias Licensed Field during the term of the license. The Asterias Licensed Field includes all therapeutic applications of use for certain BioTime patents and ESI patents except all therapeutic applications of use involving pluripotent stem cell-derived cells of the following lineages: (a) bone and orthopedic soft tissues, including but not limited to ligament, tendon, meniscus, cartilage, and intervertebral disc; (b) vascular endothelium and perivascular cells including vascular smooth muscle and vascular pericytes; (c) adipose tissue; and (d) retinal pigment epithelium. The Asterias Licensed Field also includes all applications of use for certain other BioTime patents involving live human pluripotent stem cell-derived cell therapies directed to the neural spinal cord (excluding cartilage and bone of the spine) and the myocardium; and also live human pluripotent stem cell-derived glial cell therapies directed to the central nervous system.

The term of the Cross-License shall expire on the expiration of the last claim within the Asterias patents rights or BioTime patent rights, as applicable, unless terminated earlier for a material breach by a party.

Major Customers and Sources of Revenues

Major Sources of Revenues

The following table shows our major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2016, 2015, and 2014:

	Revenues for the Year ending December 31,
Sources of Revenues	2016	2015	2014
CIRM grant income	38.0%	42.7%	19.7%
NIH grant income	-%	6.5%	12.5%
IIA (formerly OCS) grant income (Cell Cure, Israel)	24.0%	14.4%	31.3%
Subscriptions, advertising and other (various customers) (1)	35.0%	29.4%	32.5%
Other (1)	3.0%	7.0%	4.0%

(1) No individual customer greater than 5% of total revenues.

By Geographic Area

	Revenues for the Year Ended December 31,
Geographic Area	2016	2015	2014
Domestic	$4,497	$5,976	$3,586
Asia	1,426	1,060	1,658
Total revenues	$5,923	$7,036	$5,244

Manufacturing

Facilities Required—Stem Cell Products

We lease approximately 30,795 square feet of rentable space in two buildings located in an office park setting in Alameda, California. In addition, from February 10, 2017 until May 31, 2017, we are subleasing a small portion of Asterias’ facility. Our subsidiaries or affiliates, OncoCyte, OrthoCyte, and ReCyte Therapeutics are also conducting their research and development activities at our Alameda facility and OncoCyte is establishing a diagnostic laboratory there to conduct any cancer diagnostic tests that it may successfully develop.

Cell Cure leases approximately 1,128 square meters of office, laboratory, warehousing and cGMP production space located in Jerusalem, Israel.

Facilities Required—Laboratory Diagnostic Tests

OncoCyte constructed a CLIA compliant laboratory at our Alameda facility for the performance of any cancer diagnostic tests that it may successfully develop and commercialize. OncoCyte will be required to hold certain federal, state and local licenses, certifications and permits to operate its diagnostic test laboratory, including certification under CLIA, under the laws of the states from which it receives blood or urine samples for testing. See “Government Regulation -- Clinical Laboratory Improvement Amendments of 1988 and State Regulation.”

Facilities Required—Plasma Volume Expanders

Hospira manufactures Hextend® for use in the North American market, and CJ Health manufactures Hextend® for use in South Korea. Hospira and CJ Health have the facilities to manufacture Hextend® and our other products in commercial quantities. If Hospira and CJ Health choose not to manufacture and market other BioTime products, other manufacturers must be identified that would be willing to manufacture products for us or any licensee of our products as we do not have facilities to manufacture our plasma volume expander products in commercial quantities, or under cGMP.

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

Marketing

Online Database Products

LifeMap Sciences sells subscriptions to its database products to biotech and pharmaceutical companies worldwide. The GeneCards® Suite, includes GeneCards®, the leading human gene database, LifeMap Discovery® the database of embryonic development, stem cell research and regenerative medicine; and MalaCards™, the human disease database.

Plasma Volume Expanders

Hextend® is being distributed in the U.S. by Hospira and in South Korea by CJ Health under exclusive licenses from us. Hospira also has the right to obtain licenses to manufacture and sell our other plasma volume expander products.

Because Hextend® is a surgical product, sales efforts are directed to physicians and hospitals. Hextend® competes with other products used to treat or prevent hypovolemia, including albumin, generic 6% hetastarch solutions, and crystalloid solutions. The competing products have been commonly used in surgery and trauma care for many years, and in order to sell Hextend®, physicians must be convinced to change their product loyalties. The market price of albumin has declined and generic 6% hetastarch solutions sell at low prices, which has caused Hospira and CJ Health to lower the prices at which they sell Hextend®.

In addition to price competition, sales of Hextend® have been adversely affected if certain safety labeling changes required by the FDA for the entire class of hydroxyethyl starch products, including Hextend®. The labeling changes were approved by the FDA in November 2013 and include a boxed warning stating that the use of hydroxyethyl starch products, including Hextend®, increases the risk of mortality and renal injury requiring renal replacement therapy in critically ill adult patients, including patients with sepsis, and that Hextend® should not be used in critically ill adult patients, including patients with sepsis. Warning and precaution information is required along with information about contraindications, adverse reactions, and certain recent studies. The warning and precautions include avoiding the use of Hextend® in patients with pre-existing renal dysfunction, that the coagulation status of patients undergoing open heart surgery in association with cardiopulmonary bypass should be monitored as excess bleeding has been reported with hydroxyethyl starch solutions in that population, that the use of Hextend® should be discontinued at the first sign of coagulopathy, and that the liver function of patients receiving hydroxyethyl starch products, including Hextend® should also be monitored.

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

Patents and Trade Secrets

We rely primarily on patents and contractual obligations with employees and third parties to protect our proprietary rights. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the U.S. and certain foreign countries. There are no assurances that any of our intellectual property rights will guarantee protection or market exclusivity for our products and product candidates. We also use license agreements both to access technologies developed by other companies and universities and to convey certain intellectual property rights to others. Our financial success will be dependent, in part, on our ability to obtain commercially valuable patent claims, to protect and enforce our intellectual property rights, and to operate without infringing upon the proprietary rights of others if we are unable to obtain enabling licenses.

As of March 6, 2017, we owned or controlled or licensed directly or through our subsidiaries approximately 850 patents and pending patent applications worldwide including more than 180 issued or pending U.S. patents or patent applications. We also licensed over 140 patents and applications from WARF.

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

In addition, others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. Moreover, we could incur substantial costs in litigation if we have to defend ourselves in patent lawsuits brought by third parties or if we initiate such lawsuits.

In Europe, there is uncertainty about the eligibility of hES cell subject matter for patent protection. The European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” A recent decision at the Court of Justice of the European Union interpreted parthenogenetically produced hES cells as patentable subject matter. Consequently, the European Patent Office now recognizes that human pluripotent stem cells (including human ES cells) can be created without a destructive use of human embryos as of June 5, 2003, and patent applications relating to hES cell subject matter with a filing and priority date after that date are no longer automatically excluded from patentability under Article 53 (a) EPC and Rule 28(c) EPC.

The United States Supreme Court’s decisions in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Association for Molecular Pathology v. Myriad Genetics may limit OncoCyte’s ability to obtain patent protection on diagnostic methods that merely recite a correlation between a naturally occurring event and a diagnostic outcome associated with that event.

Cell Cure is presently a party to two pending opposition proceedings in the European Patent Office involving EP Patent Numbers 2147094 (issued 08-Oct-2014) and 2554661 (issued 19-Nov-2014), both entitled, “Stem Cell-Derived Retinal Pigment Epithelial Cells”. The Oral Proceedings dates are 16-Mar-2017 and 17-Mar-2017, respectively. Both patents relate to our OpRegen® product and provide protection until April 2028. Cell Cure is vigorously defending these patents in the proceedings and does not believe the outcome will materially alter the protection or positioning of the OpRegen® product in the market. There are additional patent applications pending that if issued will provide further protection for OpRegen®.

Patents Used in Our Stem Cell Business

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

ViaCyte Patent Interference Proceedings

During May 2014, Asterias entered into a settlement agreement with ViaCyte, Inc. (“ViaCyte”) concerning certain litigations in several jurisdictions. Under the terms of the settlement agreement, the parties granted to each other a royalty free, fully paid license to each other’s technology relating to endoderm lineage cells including definitive endoderm and gut endoderm cells, only to the extent necessary to allow the licensee to make, use, sell, offer for sale, or import endodermal lineage cells. The Asterias patents that were licensed to ViaCyte in the settlement include US Patent Application No 11/262-633. The ViaCyte patents that were licensed to us in the settlement included US Patent Application Nos. 11/021,618, 12/093,590, 10/584,338, 11/165,305, 11/317,387, and 11/860,494.

Patents Used by OncoCyte

OncoCyte’s diagnostic patent portfolio includes 13 patent families owned by OncoCyte with claims directed to compositions of matter and methods useful for detection of breast, bladder, colon, pancreatic, ovarian, and thyroid cancers using specific biomarkers or a panel of specific biomarkers. Patents are pending in various jurisdictions, including the United States, Europe, Australia, Canada, China, Hong Kong, Japan and Republic of Korea, with projected expiration dates ranging from 2032 to 2036. Additionally, they have one issued patent in Australia, with claims directed to a method of detecting bladder cancer; and one accepted patent application in Australia, with claims directed to a method of detecting breast cancer. The issued patent will expire in 2032.

OncoCyte has also obtained an exclusive license from Wistar to certain pending patent applications in the field of molecular diagnostics for lung cancer. The pending claims are directed to compositions of matter and methods useful for detection of lung cancer using specific biomarkers or a panel of specific biomarkers, with projected expiration dates in 2036. Additionally, we have obtained from Wistar an exclusive option under which we may obtain licenses to additional issued and pending patents in the field of molecular diagnostics for lung cancer. Patents covered by the exclusive option have issued in the United States and Europe and are pending in the United States, Canada and India. Those patents are projected to expire in 2028 - 2030.

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

General Risks Related to Obtaining and Enforcing Patent Protection

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid or infringing on third party claims. Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

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

Competition

We face substantial competition in all of fields of business in which we engage. That competition is likely to intensify as new products and technologies reach the market. Superior new products are likely to sell for higher prices and generate higher profit margins once acceptance by the medical community is achieved. Those companies that are successful at being the first to introduce new products and technologies to the market may gain significant economic advantages over their competitors in the establishment of a customer base and track record for the performance of their products and technologies. Such companies will also benefit from revenues from sales that could be used to strengthen their research and development, production, and marketing resources. Companies engaged in the medical products industry face the risk of obsolescence of their products and technologies as more advanced or cost-effective products and technologies are developed by competitors. As the industry matures, companies will compete based upon the performance and cost-effectiveness of their products.

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

We believe that some of our competitors are trying to develop pluripotent cells and hEPC-based technologies and products that may compete with our stem cell products based on efficacy, safety, cost, and intellectual property positions. We are aware that Ocata, which was recently acquired by a subsidiary of Astellas Pharma Inc., is conducting clinical trials of a hES cell product designed to treat age-related macular degeneration. If the Ocata product is proven to be safe and effective, it may reach the market ahead of Cell Cure Neuroscience’s OpRegen®.

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

The FDA offers several programs to expedite development of products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. A product may be eligible for breakthrough therapy designation if it treats a serious or life-threatening disease or condition and preliminary clinical evidence indicates it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. In December 2016, in the 21st Century Cures Act adopted a new designation of Regenerative Advanced Therapy Designation. Under the 21st Century Cures Act, a drug is eligible for designation as a regenerative advanced therapy (“RAT”) if: the drug is a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under certain other sections. the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. Some of our current and future products may be eligible for RAT designation. RAT designation allows for similar benefits as the breakthrough therapy designation. There is no assurance that the FDA will grant breakthrough therapy, accelerated approval or RAT status to any of our product candidates.

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

All hES cell lines that will be used in our research must be acceptably derived. To be acceptably derived, the pluripotent stem cell line must have either:

●	Been listed on the National Institutes of Health Human Embryonic Stem Cell Registry; or

●	Been deposited in the United Kingdom Stem Cell Bank; or

●	Been derived by, or approved for use by, a licensee of the United Kingdom Human Fertilisation and Embryology Authority; or

●	Been derived in accordance with the Canadian Institutes of Health Research Guidelines for Human Stem Cell Research under an application approved by the National Stem Cell Oversight Committee; or

●	Been approved by CIRM in accordance with California Code of Regulation Title 17, Section 100081; or

●	Been derived under the following conditions:

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

Regulation of Diagnostic Tests

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a provider of laboratory testing on human specimens for the purpose of disease diagnosis, prevention, or treatment, OncoCyte will be required to hold certain federal, state and local licenses, certifications and permits to conduct its business. In 1988, Congress enacted the Clinical Laboratory Improvement Amendments of 1988, (“CLIA”), which established quality standards for all laboratories providing testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. OncoCyte’s laboratory will need to obtain a CLIA certificate of accreditation and will be required to meet certain laboratory licensing and other requirements under laws of the states in which it operate or from which OncoCyte receives blood or urine samples for testing.

Under CLIA, a laboratory is defined as any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health of human beings. Under CLIA OncoCyte will be required to hold a certificate applicable to the complexity of the categories of testing performed and that OncoCyte comply with certain standards. CLIA further regulates virtually all clinical laboratories by requiring that they comply with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to be reimbursed for services provided to state and federal health care program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.

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

FDA Regulation of Diagnostic Tests

OncoCyte’s diagnostic tests will likely be classified as laboratory diagnostic tests (“LDTs”), and consequently be governed under the CLIA regulations, as administered by The Centers for Medicare and Medicaid Services (“CMS”), as well as by applicable state laws. Historically, the FDA has exercised enforcement restraint with respect to most LDTs and has not required laboratories that offer LDTs to comply with FDA requirements for medical devices, such as registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls. In recent years, however, the FDA has stated it intends to end its policy of enforcement restraint and begin regulating certain LDTs as medical devices. On October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement restraint until the draft guidance documents are finalized. It is unclear at this time when, or if, the draft guidance documents will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance, which may happen in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs. Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.

On January 13, 2017, the FDA issued a Discussion Paper on LDTs (“Discussion Paper”), which follows the FDA’s late 2016 announcement that contrary to its earlier reports, it would not issue a final guidance on its proposed oversight of LDTs and allow for further public discussion on appropriate oversight. As it did in its 2014 guidance documents, the FDA continues to advocate a risk based approach to LDT oversight and proposes focusing on new and significantly modified high and moderate risk LDTs; however, new and significantly modified LDTs in certain categories would not be expected to comply with premarket review, quality systems, and registration and listing requirements unless necessary to protect public health. These exempt categories include low risk LDTs, LDTs for rare diseases, traditional LDTs, LDTs intended solely for public health surveillance, certain LDTs used in CLIA certified labs, and LDTs intended solely for forensic use. Based on the FDA’s guidance in the Discussion Paper, our products will likely not require FDA filing before launch. With respect to the postmarket surveillance of LDTs, the FDA’s Discussion Paper recommends that laboratories initially report serious adverse events for all tests except the exempted categories if tests, which include LDTs intended for public health surveillance, some stem cell/tissue/organ transplantation LDTs, and LDTs intended solely for forensic use. The Discussion Paper notes that while the report neither represents the formal position of the FDA and nor is it a final version of the LDT guidance documents published in 2014, it is hoped that its publication will continue to advance further public disclosure.

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

FDA regulations could also require, among other things, additional clinical studies and submission of a premarket notification or filing a Premarket Approval (“PMA”) application with the FDA. For example, LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be required. This may include the use of LDTs for screening patients for cancer. See the discussion of FDA regulation of medical devices below under In Vitro Diagnostics. If premarket review is required by the FDA, there can be no assurance that OncoCyte’s diagnostic tests will be cleared or approved on a timely basis, if at all, nor can there any be assurance that labeling claims allowed by the FDA will be consistent with OncoCyte’s intended claims or will be adequate to support continued adoption of and reimbursement for the tests.

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

The premarket requirements that must be met to market a medical device in the United States will depend on the classification of the device under FDA regulations. Medical devices are categorized into one of three classes, based on the degree of risk they present. Devices that pose the lowest risk are designated as Class I devices, devices that pose moderate risk are designated as Class II devices and are subject to general controls and special controls, and the devices that pose the highest risk are designated as Class III devices and are subject to general controls and premarket approval.

A premarket submission to the FDA will be required for some Class I devices, most Class II devices, and all Class III devices. Most Class I and some Class II devices are exempt from premarket submission requirements. Some Class I and most Class II devices may only be marketed after a 510(k) premarket notification, while a more extensive PMA or Premarket Approval is required to market Class III devices.

Until all regulatory requirements are phased in our initial confirmatory diagnostics will not require FDA filing before launch. Since the tests are being developed as LDTs, the regulatory pathway that OncoCyte will be following is the CLIA certification and inspection pathway. If the new requirements are phased in or if OncoCyte elects to develop IVDs, those future screenings diagnostics may require a 510(k) submission or a PMA. In a 510(k) submission, the device sponsor must demonstrate that the new device is “substantially equivalent” to a predicate device in terms of intended use, technological characteristics, and performance testing. A 510(k) requires demonstration of substantial equivalence to another device that is legally marketed in the United States. Substantial equivalence means that the new device is at least as safe and effective as the predicate. A device is substantially equivalent if, in comparison to a predicate it (a) has the same intended use as the predicate; and has the same technological characteristics as the predicate; or (b) has the same intended use as the predicate; and has different technological characteristics and the information submitted to FDA; does not raise new questions of safety and effectiveness; and is demonstrated to be at least as safe and effective as the legally marketed predicate device.

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

A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, chemical composition, manufacturing process, performance, safety, effectiveness, labeling, biocompatibility, standards, and other characteristics. A device may not be marketed in the United States until the submitter receives a letter declaring the device substantially equivalent. If the FDA determines that a device is not substantially equivalent, the applicant may resubmit another 510(k) with new data, or request a Class I or II designation through the FDA’s de novo process that allows a new device without a valid predicate to be classified into Class I or II if it meets certain criteria, or file a reclassification petition, or submit a PMA.

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

CMS and the Office of Civil Rights issued a final rule in February 2014 to amend both the HIPAA and CLIA regulations. The final rule amended the HIPAA privacy rule to remove the CLIA laboratory exceptions, and as a result, HIPAA-covered laboratories are now required to provide individuals, upon request, with access to their completed test reports. Under the 2014 rules CLIA laboratories and CLIA-exempt laboratories may provide copies of a patient’s completed test reports that, using the laboratory’s authentication process, can be identified as belonging to that patient. These changes to the CLIA regulations and the HIPAA Privacy Rule provide individuals with a greater ability to access their health information, empowering them to take a more active role in managing their health and health care. CLIA laboratories must create and maintain policies, procedures, and other documentation necessary to inform patients of the right to access laboratory test reports and how to exercise that right.

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

Reimbursement

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

Therapeutic Products: Third- Party Reimbursement

Sales of products are dependent on the availability and extent of coverage and reimbursement from third-party payers. In many markets around the world, these payers, including government health systems, private health insurers and other organizations, continue to be focused on reducing the cost of healthcare. Their efforts have intensified as a result of rising healthcare costs and economic challenges. Drugs, and in particular specialty drugs such as our products, remain a focus for cost containment by these parties. As a result, payers around the world are being more restrictive regarding the use of biopharmaceutical products while requiring a higher level of clinical evidence to support the benefit such products bring to patients and the broader healthcare system. The scrutiny of biopharmaceutical pricing in the United States remains intense and a point of focus in the discussion of rising healthcare costs. The pricing practices of certain companies have increased public media and government scrutiny of the biopharmaceutical industry, providing greater incentive for governments and private payers to limit or regulate the price of drug products and services. At the same time, value assessments of new technology, previously used predominantly outside the United States, are having an impact in the U.S. healthcare environment. Healthcare provider organizations and independent organizations are creating their own value assessments of biopharmaceutical drugs for comparison with manufacturer pricing. Although these organizations do not set drug prices, they seek to influence pricing as well as payer and provider decision making by publicly disclosing their assessments, often making assertions around what they believe to be the appropriate price to charge for a product. These developments put greater pressure on access to, pricing of and sales of products.

In the United States, healthcare providers are reimbursed for covered services and products they deliver through Medicare, Medicaid and other government healthcare programs, as well as through private payers. Pharmacies are also reimbursed in a similar manner for drug products they dispense. We may be required to provide specified rebates or discounts on the products we sell to certain government funded programs, including Medicare and Medicaid, and those rebates or discounts have increased over time. The Patient Protection and Affordable Care Act (ACA), enacted in 2010, increased many of the mandatory discounts and rebates required of us and imposed a new Branded Prescription Pharmaceutical Manufacturers and Importers fee payable each year by us and other manufacturers. The new U.S. presidential administration has identified repealing and replacing the ACA as a priority. On March 6, 2017, the American Health Care Act (“AHCA”) was introduced as the new administration’s proposed replacement of ACA. The timing and method of repeal of the ACA and adoption of the AHCA remains uncertain, but impending changes will likely impact the number of patient lives covered, the quality of the insurance, Medicaid eligibility and the level of patient protections provided.

Further efforts by government agencies and state legislatures in the United States could also affect us and our industry. For example, a recently enacted Vermont law requires manufacturers to submit price increase justifications to the state attorney general if certain price increase and state spending thresholds are met. Examples of other proposals that have been discussed and debated, but not yet enacted, include state ballot initiatives that would place a maximum price ceiling, or cap, on pharmaceutical products purchased by state agencies and state legislative efforts to cap pharmaceutical prices for commercial payers. Other legislative and regulatory actions that would have a significant impact include: changes to how the Medicare program covers and reimburses current and future drugs, changes in the Federal payment rate or new rebate requirements for covered drugs and policies for payment in Medicare or Medicaid; and changes to coverage and payment for biosimilars, including the current Medicare biosimilar coverage and payment policies intended to encourage biosimilar adoption, or other policies that provide easier substitution or reimbursement advantages.

In the U.S. private sector, healthcare providers and payers continue to institute cost reduction and containment measures that lower drug spending altogether or shift a greater portion of the costs to patients. Such measures include more limited benefit plan designs, higher tier formulary placement that increases the level of patient out of pocket costs and stricter utilization criteria before a patient may get access to a drug. In the retail pharmacy sector, the use of such measures by Pharmacy Benefit Managers (PBMs) and insurers has continued to intensify which have limited product usage and revenues industry wide. PBMs are third-party organizations tasked with administrating prescription drug programs for large employers, health plans and government programs. Consolidation has resulted in a smaller number of PBMs and insurers overseeing a large portion of total covered lives in the United States; for example, three PBMs oversee approximately 75% of covered lives in the United States. As a result, PBMs and insurers have greater market power and negotiating leverage to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug. Utilization management requirements continue to be onerous for patients and physicians, limiting access to appropriate usage. In highly competitive treatment markets PBMs are also able to exert negotiating leverage by requiring incremental rebates from manufacturers in order to maintain their formulary position. A drug’s favorable position on formulary is essential to ensure patients have access.

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

Diagnostic Tests: Third-Party Billing, Coverage, and Reimbursement

OncoCyte will face additional third-party reimbursement challenges for the diagnostic tests that it plans to provide. Revenues from OncoCyte’s clinical laboratory testing will be derived from several different sources. Depending on the billing arrangement, the instruction of the ordering physician and applicable law, parties that may reimburse OncoCyte for its services include:

●	Third-party payers that provide coverage to the patient, such as an insurance company, a managed care organization or a governmental payer program;

●	Physicians or other authorized parties, such as hospitals or independent laboratories, that order the testing service or otherwise refer the testing services to OncoCyte; or

●	Patients in cases where the patient has no insurance, has insurance that partially covers the testing, or owes a co-payment, co-insurance or deductible amount.

Medicare

We expect that a substantial portion of the patients for whom OncoCyte may perform diagnostic tests will have Medicare as their primary medical insurance. We cannot assure that, without Medicare reimbursement OncoCyte’s planned tests will produce sufficient revenues to enable OncoCyte to reach profitability and achieve its other commercial objectives.

Clinical diagnostic laboratory tests are generally reimbursed under the Medicare Clinical Laboratory Fee Schedule (“CLFS”) and reimbursement under the Medicare program for the diagnostic tests that OncoCyte will offer is based on the CLFS.

Medicare has coverage policies that can be national or regional in scope. Coverage means that the test is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither OncoCyte nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service.

Legislative and Regulatory Changes Impacting Medicare Reimbursements

From time to time, Congress has revised the Medicare statute and the formulas it establishes for the CLFS. The payment amounts under the Medicare fee schedules are important because they not only will determine OncoCyte’s reimbursement under Medicare, but those payment amounts are also often used as a basis for payment amounts set by other governmental and private third-party payers. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

The Protecting Access to Medicare Act of 2014 (“PAMA”), enacted April 1, 2014 overhauls the CLFS payment methodology and imposes a market-based reimbursement system. PAMA provides that, in general payment for clinical diagnostic laboratory tests (“CLDTs”) will be equal to the weighted median of private payer rates for the test, based on data reported by certain laboratories during a specified collection period. PAMA requires a similar rate adjustment and reporting requirement for advanced diagnostic laboratory tests (“ADLTs”). ADLTs are CDLTs furnished by a single laboratory, not sold for use by other entities, and meeting at least one of the following criteria:

●	Analysis of multiple biomarkers of DNA, RNA or proteins combined with a unique algorithm to yield a single patient-specific result;

●	Cleared or approved by the FDA; or

●	Meets other similar criteria established by the Secretary of Health and Human Services.

●	The tests OncoCyte will offer will most likely be classified as CDLTs.

On June 23, 2016, the CLFS final rule entitled “Medicare Program: Medicare Clinical Diagnostic Laboratory Test Payment System” (“Final Rule”) set out the details of the payment policy mandated by PAMA and set an effective date of January 1, 2018 for the shift in payment rates. PAMA and the Final Rule will significantly impact the way that laboratory tests are reimbursed by Medicare. CMS estimates that the Final Rule will result in a reduction of approximately $390 million, or 5.6%, in Medicare spending on clinical laboratory tests in federal fiscal year 2018 and nearly $4 billion over the course of 10 years.

Beginning January 1, 2017, Medicare payment for any new ADLT will be based on the list price or charge. After the test is commercially available for three quarters, the laboratory will be required to report payment and volume information and this data will be used to set payment for the test for the following year.

●
If data shows that the list price was greater than 130% of the payment using established methodology, generally a weighted median, CMS will recoup the difference from the laboratory through a payment claw back.

●	Payment will be updated annually based on the weighted median of commercial payer reimbursement.

Congress has proposed on several occasions to impose a 20% coinsurance charge on patients for CLDTs reimbursed under the CLFS, which would require OncoCyte to bill patients for these amounts. Because of the relatively low reimbursement for many CLDTs, in the event that Congress were to ever enact such legislation, the cost of billing and collecting for these services would often exceed the amount actually received from the patient and effectively increase OncoCyte’s costs of billing and collecting.

Some Medicare claims may be subject to policies issued by the Medicare Administrative Contractor (“MAC”) for California. CMS relies on a network of MACs to process Medicare claims, and MACs serve as the primary operational contact between the Medicare Fee-For-Service program and approximately 1.5 million health care providers enrolled in the program. The predecessor to the current California MAC, acting on behalf of many MACs, issued a Local Coverage Determination that affects coverage, coding and billing of many molecular diagnostic tests. Under this Local Coverage Determination, the MAC took the position that it would not cover any molecular diagnostic test unless the test is expressly included in a National Coverage Determination issued by CMS, or a Local Coverage Determination, or coverage article issued by the MAC. Denial of coverage for our diagnostic tests by the current California MAC, Noridian Healthcare Solutions, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of OncoCyte's planned diagnostic tests.

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

Reimbursement rates paid by private third-party payers can vary based on whether the provider is an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payers. An in-network provider usually has a contract with the payor or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for OncoCyte’s testing. An in-network provider may have rates that are lower per test than those that are out-of-network, and that rate can vary widely. Rates vary based on the payor, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients. However, it is likely that OncoCyte will initially be considered an “out-of-network” or non-participating provider by payers who cover the vast majority of patients until such time that OncoCyte can negotiate contracts with these payers.

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

Employees

As of December 31, 2016, we employed one hundred two employees (102), of which forty (40) are BioTime employees and sixty-two are employees of our subsidiaries (including OncoCyte and excluding Asterias), and one hundred (100) are on a full-time basis and two (2) persons on a part-time basis. Twenty-six (26) full-time employees hold Ph.D. degrees in one or more fields of science. None of our employees are covered by a collective bargaining agreement.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report, which could materially adversely affect our proposed operations, our business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects. Those of our subsidiaries and other affiliates within the BioTime Family of Companies that are developing therapeutic products derived from pluripotent stem cells will face substantially the same kind of risks that affect our business, as well as the risks related to our industry generally.

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability

Our total operating losses for the fiscal years ended December 31, 2016, 2015, and 2014 were $59 million, $65.8 million, and $50.7 million respectively, and we had an accumulated deficit of $196 million, as of December 31, 2016. We primarily finance our operations through the sale of equity securities, research grants, licensing fees, royalties on product sales by our licensees, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our products, diagnostic tests, and technology. As a developer of therapeutic products derived from pluripotent stem cells, Asterias will face substantially the same kind of risks that affect our business, as well as the risks related to our industry generally.

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

●
The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $36.1 million, $42.6 million, and $37.5 million during the years ended December 31, 2016, 2015, and 2014, respectively.

●
If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with other companies or we may discontinue one or more of the research or product development programs. Any such arrangements may be dilutive to our ownership or economic interest in the products.

Sales of the products we may develop will be adversely impacted by the availability of competing products

●	Sales of Hextend® have already been adversely impacted by the availability of other products that are commonly used in surgery and trauma care and sell at low prices.

●
Ocata, which was recently acquired by a subsidiary of Astellas Pharma, Inc. for $379 million, is conducting clinical trials of a pluripotent stem cell product designed to treat AMD. If the Ocata product is proven to be safe and effective, it may reach the market ahead of OpRegen® Moreover, Ocata was recently issued a patent pertaining to the manufacture of RPE products that could adversely impact the rights of Cell Cure to manufacture OpRegen®.

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

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses

●
We and the other members of the BioTime Family of Companies, including Asterias and OncoCyte, plan to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses.

●
The ability of BioTime, Asterias and OncoCyte to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. There is no assurance that we or Asterias and OncoCyte will be able to raise capital at times and in amounts needed to finance product development, clinical trials, and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable.

●	Sales of additional equity securities by us or our subsidiaries could result in the dilution of the interests of present shareholders.

Any cell-based products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale

●
pluripotent stem derived therapeutic cells have only been produced on a small scale and not in quantities and at levels of purity and viability that will be needed for wide scale commercialization. If we are successful in developing products that consist of pluripotent stem cells or other cells or products derived from pluripotent stem or other cells, we will need to develop processes and technology for the commercial production of those products.

●
pluripotent stem cell or other cell based products are likely to be more expensive to manufacture on a commercial scale than most other drugs on the market today. The high cost of manufacturing a product will require that we charge our customers a high price for the product in order to cover our costs and earn a profit. If the price of our products is too high, hospitals and physicians may be reluctant to purchase our products. We may not be able to sell our products in sufficient volumes to recover our costs or to earn a profit.

We will have certain obligations and may incur liabilities arising from clinical trials, and we do not yet know the scope of any resulting expenses that might arise

We face the risk of incurring liabilities to clinical trial patients if they incur any injuries as a result of their participation in the clinical trials. We will also be obligated to obtain information and prepare reports about the health of the clinical trial patients. We are not aware of any claims by patients alleging injuries suffered as a result of any of our clinical trials, but if any claims are made and if liability can be established, the amount of any liability that we or our subsidiaries may incur, could exceed any insurance coverage that we or our subsidiaries may obtain, and the amount of the liability could be material to our financial condition.

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

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits

If appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies, or businesses that we believe are a strategic fit with our business. If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology, or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

●	Data obtained from preclinical and clinical studies is susceptible to varying interpretations and regulatory changes that could delay, limit, or prevent regulatory agency approvals.

•
Because the therapeutic products we are developing with pluripotent stem cell technology involve the application of new technologies and approaches to medicine, the FDA or foreign regulatory agencies may subject those products to additional or more stringent review than drugs or biologicals derived from other technologies.

●	A product that is approved may be subject to restrictions on use.

●	The FDA can recall or withdraw approval of a product, if it deems necessary.

●	We will face similar regulatory issues in foreign countries.

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

●	delays in securing clinical investigators or trial sites for our clinical trials;

●	delays in obtaining institutional review board (IRB) and other regulatory approvals to commence a clinical trial;

●	slower than anticipated rates of patient recruitment and enrollment, or failing to reach the targeted number of patients due to competition for patients from other trials;

●	negative or inconclusive results from clinical trials;

●	unforeseen side effects, possibly resulting in the FDA or other regulatory authorities denying approval of our product candidates;

●	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

●	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

●	inability or unwillingness of medical investigators to follow our clinical protocols; and

●	unavailability of clinical trial supplies.

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

The use of hES cells may give rise to religious, moral, and ethical issues. These considerations could lead to more restrictive government regulations or could generally constrain stem cell research, thereby limiting the market and demand for our products.

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

●
The preparation, filing, and prosecution of patent applications can be costly and time consuming. Our limited financial resources may not permit us to pursue patent protection of all of our technology and products in all key markets.

●
Even if we are able to obtain issued patents covering our technology or products, we may have to incur substantial legal fees and other expenses to enforce our patent rights to protect our technology and products from infringing uses. We may not have the financial resources to finance the litigation required to preserve our patent and trade secret rights.

●
Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. This means that patents owned or licensed by us may be lost if the outcome of a proceeding is unfavorable to us.

There is no certainty that our pending or future patent applications will result in the issuance of patents

Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and product candidates. The degree of patent protection that will be afforded to our products and processes in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts, administrative bodies and lawmakers in these countries. We can provide no assurance that we will successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or that the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect. Furthermore, we can provide no assurance that our products will not infringe patents or other intellectual property rights held by third parties.

In Europe, there is uncertainty about the eligibility of hES cell subject matter for patent protection. The European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” A recent decision at the Court of Justice of the European Union interpreted parthenogenetically produced hES cells as patentable subject matter. Consequently, the European Patent Office now recognizes that human pluripotent stem cells (including human ES cells) can be created without a destructive use of human embryos as of June 5, 2003, and patent applications relating to hES cell subject matter with a filing and priority date after this date are no longer automatically excluded from patentability under Article 53 (a) EPC and Rule 28(c) EPC.

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

The price and sale of our products and diagnostic tests may be limited by health insurance coverage and government regulation

Success in selling our pharmaceutical and cell-based products, medical devices, and diagnostic tests may depend in part on the extent to which health insurance companies, HMOs, and government health administration authorities such as Medicare and Medicaid will pay for the cost of the products, tests, and related treatment. Until we introduce a new product or diagnostic test into the medical marketplace, we will not know with certainty whether adequate health insurance, HMO, and government coverage will be available to permit the product or test to be sold at a price high enough for us to generate a profit. In some foreign countries, pricing or profitability of health care products is subject to government control, which may result in low prices for our products. In the United States, there have been a number of federal and state proposals to implement similar government controls, and new proposals are likely to be made in the future.

The ACA and future changes to that law may adversely affect our business

As a result of the adoption of the ACA, in the United States, substantial changes have been made to the system for paying for healthcare in the United States. The changes contemplated by the ACA are subject to rule-making and implementation timelines that extend for several years, as well as initiatives in Congress to amend or repeal the law, and this uncertainty limits our ability to forecast changes that may occur in the future. Certain provisions related to cost-savings and reimbursement measures could adversely affect our future financial performance.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business

Our activities, and the activities of the BioTime Family of Companies, our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies such as ours have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. Risks relating to compliance with laws and regulations may be heightened as we continue to operate globally.

Regulations governing the health care industry are subject to change, with possibly retroactive effect, including:

•
new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery, payment for health care products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements and used product take-back requirements;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•
requirements that provide for increased transparency of clinical trial results and quality data, such as the EMA’s clinical transparency policy, which could impact our ability to protect trade secrets and competitively-sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business; and

•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

Violations of governmental regulation may be punishable by criminal and civil sanctions against us, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid, as well as against executives overseeing our business. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

We may need to rely on marketing partners or contract sales companies

Even if we are able to develop our products and obtain necessary regulatory approvals, we may choose to partner on one or more products for marketing, selling or distributing our products. If we do not partner for commercial services, we and our subsidiaries will be dependent on our ability to build our own marketing and distribution capability for our new products, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners or sales representatives, or wholesale distributors for the commercial sale of our products.

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

The FDA may impose additional regulations for laboratory developed tests such as the ones OncoCyte is developing

The FDA issued two draft guidance documents and a discussion paper that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs such as those OncoCyte is developing. If the FDA implements the new regulatory measures set forth in these documents:

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

OncoCyte will depend on Medicare and a limited number of private payers for a significant portion of its revenues, and its revenues could decline if these payers fail to provide timely and adequate payment for its diagnostic tests

OncoCyte expects that a substantial portion of the patients for whom it will perform diagnostic tests will have Medicare as their primary medical insurance. Even if OncoCyte’s planned tests are otherwise successful, reimbursement for the Medicare-covered portions of its planned tests might not, without Medicare reimbursement, produce sufficient revenues to enable it to reach profitability and achieve its other commercial objectives. It generally takes two to three years to obtain Medicare coverage and other third party reimbursement approvals for a new LDT and there can be no assurance OncoCyte will obtain such approvals for any of the cancer diagnostics that it is developing. Until a new cancer diagnostic test is accepted by third party payers for reimbursement, OncoCyte will have to market the test to physicians on a patient pay basis. In the absence of reimbursement by Medicare, patients who would be candidates for the use of OncoCyte’s diagnostic tests and who rely on Medicare coverage may decline to use those tests, and physicians may be reluctant to prescribe the tests, due to the cost of the test to the patients. Because of this patient cost factor, revenues from any new cancer test that OncoCyte markets will experience slow growth until the test is approved for reimbursement in an amount commensurate with the cost to the patient.

Medicare and other third-party payers may change their coverage policies or cancel future contracts with OncoCyte at any time; review and adjust the rate of reimbursement; or stop paying for OncoCyte’s tests altogether, which would reduce OncoCyte’s total revenues. Payers have increased their efforts to control the cost, utilization, and delivery of health care services, and have undertaken measures to reduce payment rates for and decrease utilization of clinical laboratory testing. Because of the cost-trimming trends, any third-party payers that will cover and provide reimbursement for diagnostic tests may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to OncoCyte. Any such action could have a negative impact on OncoCyte’s revenues, which may have a material adverse effect on its financial condition, results of operations and cash flows.

Changes in healthcare laws and policies may have a material adverse effect on OncoCyte’s financial condition, results of operations and cash flows

The ACA substantially changed the way health care is financed by both governmental and private insurers. Among the ACA’s key changes, the ACA reduced payment rates under the Medicare Clinical Laboratory Fee Schedule and established an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending if spending exceeds a target growth rate. Such provisions may negatively impact payment rates for OncoCyte’s diagnostic tests. The new U.S. presidential administration has identified repealing and replacing the ACA as a priority. On March 6, 2017, the American Health Care Act (“AHCA”) was introduced as the new administration’s proposed replacement of ACA. The timing and method of repeal of ACA and adoption of the AHCA remains uncertain, but impending changes will likely impact the number of patient lives covered, the quality of the insurance, Medicaid eligibility and the level of patient protections provide.

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

Beginning January 1, 2017, Medicare payment for any new advanced diagnostic test will be based on the list price or charge. After the test is commercially available for three quarters, the laboratory will be required to report payment and volume information and that data will be used to set payment for the test for the following year.

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

Our net income or loss will be impacted by changes in the market value of Asterias and OncoCyte common stock

Because we use the equity method of accounting for the common stock of Asterias and OncoCyte that we hold at fair value, we will recognize gain or loss to the extent that the market value of Asterias and OncoCyte common stock changes from calendar quarter to calendar quarter, regardless of whether we sell any of those shares.

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

Investors in our common shares may experience dilution of their ownership interests because of the future issuance of additional common shares and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 152,000,000 shares of capital stock consisting of 150,000,000 common shares and 2,000,000 “blank check” preferred shares. As of December 31, 2016, there were 103,396,245 common shares outstanding of which 619,706 were held by our subsidiaries, 6,958,458 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; 100,000 common shares reserved for issuance upon the lapse of RSUs under our employee stock option plan; and 9,394,862 shares reserved for issuance upon the exercise of common share purchase warrants, including the publicly traded warrants.

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

The implementation of a new FASB accounting standard could increase the risk that our future consolidated financial statements could be qualified by going concern uncertainty

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures. ASU No. 2014-15 is effective for us for the year ended December 31, 2016, and all annual and interim periods thereafter. In connection with preparing consolidated financial statements for each annual and interim reporting period, ASU No. 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (or within one year after the date that the consolidated financial statements are available to be issued when applicable). As a result of the implementation of ASU No. 2014-15, we will be required to have more cash, cash equivalents, and liquid investments on hand on the date we issue or file our consolidated financial statements than had been the case during prior years in order to avoid a going concern qualification in our auditor’s report and in the footnotes to our consolidated financial statements. If our consolidated financial statements were to become subject to a going concern qualification or uncertainty or if we are unable to alleviate substantial doubt as part of our going concern assessment, or both, the market price of our common stock could decline.

Asterias and OncoCyte will also be impacted by ASU No. 2014-15 in much the same manner as us. If the financial statements of Asterias, or OncoCyte, or both, were to become subject to a going concern qualification or uncertainty, the market price of their common stock could decline, resulting in a loss or decline in value of the Asterias shares we own, the OncoCyte shares we own, or both, as equity method investments at fair value.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

BioTime Facilities

Our principal offices and laboratory facilities comprise 30,795 square feet of rentable space in two buildings located in an office park setting at 1010 and 1020 Atlantic Avenue, in Alameda, California. OrthoCyte and OncoCyte share this space with us and it is where OncoCyte plans to establish its CLIA lab.

Base rent during the initial seven-year term of the Lease for the new office and research space will be as shown in the following table:

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

From February 10, 2017 until May 31, 2017, we are subleasing a small portion of Asterias’ facility in Fremont, California for $38,000 per month.

Cell Cure Facilities

Cell Cure has leased approximately 1,128 square meters of office and laboratory space in Jerusalem, Israel under a lease that expires between May 30, 2019 and December 31, 2020, with two additional options to extend the lease for 5 years each. Base monthly rent is approximately NIS 55,218 (approximately US $14,400 per month). In addition to base rent, Cell Cure pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

Item 3.	Legal Proceedings

From time to time, we and our subsidiaries may be involved in routine litigation incidental to the conduct of our business. Cell Cure is presently a party to two pending opposition proceedings in the European Patent Office involving EP Patent Numbers 2147094 (issued 08-Oct-2014) and 2554661 (issued 19-Nov-2014), both entitled, “Stem Cell-Derived Retinal Pigment Epithelial Cells”. The Oral Proceedings dates are March 16, 2017 and March 17, 2017, respectively. Both patents relate to our OpRegen® product and provide protection until April 2028. Cell Cure is vigorously defending these patents in the proceedings and does not believe the outcome will materially alter the protection or positioning of the OpRegen® product in the market. There are additional patent applications pending that if issued will provide further protection for OpRegen®.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE MKT and on the TASE under the ticker symbol BTX. The following table sets forth the range of high and low closing prices for our common shares for the fiscal years ended December 31, 2015 and 2016, as reported by the NYSE MKT:

Quarter Ended	High	Low
March 31, 2015	$5.46	$3.81
June 30, 2015	$5.88	$3.51
September 30, 2015	$3.71	$2.53
December 31, 2015	$4.38	$3.19
March 31, 2016	$3.68	$2.08
June 30, 2016	$3.25	$2.29
September 30, 2016	$3.97	$2.70
December 31, 2016	$3.89	$2.89

As of February 28, 2017, there were 15,377 holders of the common shares based on the share position listing.

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2016 (in thousands, except weighted average exercise prices):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights		Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
BioTime Equity Compensation Plans Approved by Shareholders(1)	7,058	(1)	$3.60	2,894

(1)	Includes 100,000 outstanding Restricted Stock Units, or RSUs.

The following table shows certain information concerning the options outstanding and available for issuance under all of the compensation plans and agreements for our consolidated subsidiary companies as of December 31, 2016 (in thousands, except weighted average exercise price per share):

	Number of Shares to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
OrthoCyte Equity Compensation Plans Approved by Shareholders(1)	1,300	$0.06	2,700
OncoCyte Equity Compensation Plans Approved by Shareholders(1)	3,017	$2.52	880
ReCyte Therapeutics Equity Compensation Plans Approved by Shareholders(1)	1,250	$2.05	2,750
BioTime Asia Equity Compensation Plans Approved by Shareholders(1)	300	$0.01	1,300
Cell Cure Compensation Plans Approved by Shareholders(1)(2)	81	$38.00	44
LifeMap Sciences Equity Compensation Plans Approved by Shareholders(1)	1,596	$1.44	746
LifeMap Solutions Compensation Plans Approved by Shareholders(1)	12	$500.00	7

(1)
BioTime is, directly or through one or more subsidiaries, the majority shareholder. Except for OncoCyte, all other common stock underlying the stock options under the respective equity plans are privately-held.

(2)
Cell Cure Share Option Plan US dollar exercise price is approximated based on the conversion rate between the US dollar and the New Israeli Shekel, NIS, at the time of grant. The exercise price is denominated in NIS and is 154 per share.

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

We have in the past distributed common stock of a subsidiary to our shareholders, on a pro rata basis, as a dividend in kind. We may distribute shares of subsidiaries or affiliated companies again in the future and any such distribution will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board of Directors deems relevant.

Performance Measurement Comparison(1)

The following graph compares total stockholder returns of BioTime, Inc. for the last five fiscal years beginning December 31, 2011 to two indices: the NYSE Amex Market Value – U.S. Companies (Amex Market Value) and the NYSE Arca Biotechnology Index (NYSE Arca Biotechnology Index). The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on BioTime stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NYSE Amex Market Value tracks the aggregate price performance of equity securities of U.S. companies listed therein. The NYSE Arca Biotechnology Index represents biotechnology companies, trading on NYSE MKT under the Standard Industrial Classification (SIC) Code Nos. 283 (Drugs) and 382 (Laboratory Apparatus and Analytical, Optical) main categories (2834:Pharmaceutical Preparations; 2835: Diagnostic Substances; 2836: Biological Products; 3826: Laboratory Analytical Instruments; and 3829: Measuring & Controlling Devices). BioTime common stock trades on the NYSE MKT and is a component of the NYSE Amex Market Value – US Companies.

Comparison of Five-Year Cumulative Total Return on Investment

		2011	2012	2013	2014	2015	2016

BioTime, Inc.	Return %		-45.96	14.65	3.61	9.92	-4.53
	Cum $	100.00	54.04	61.96	64.20	70.57	67.37

AMEX Market Value (US Companies)	Return %		9.84	10.23	5.09	-22.23	12.45
	Cum $	100.00	109.84	121.09	127.25	98.96	111.28

NYSE Arca Biotechnology Index	Return %		41.88	50.80	47.91	11.39	-19.15
	Cum $	100.00	141.88	213.96	316.48	352.53	285.03

(1)
This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of BioTime under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Shows the cumulative total return on investment assuming an investment of $100 in each of BioTime, Inc., the Amex Market Value and the NYSE Arca Biotechnology Index on December 31, 2011. The cumulative total return on BioTime common shares has been computed based on a price of $5.81per share, the price at which BioTime’s common shares closed on December 31, 2011.

BioTime, Inc., the Amex Market Value and NYSE Arca Biotechnology Index

Item 6.	Selected Financial Data

BIOTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
REVENUES:	2016	2015	2014	2013	2012
Grant income	$3,671	$4,502	$3,297	$1,573	$2,222
Royalties from product sales and license fees	544	719	398	367	542
Subscription and advertisement	972	1,357	1,173	2,218	900
Sales of research products and services	736	458	376	276	251
Total revenues	5,923	7,036	5,244	4,434	3,915

Cost of sales	(358)	(1,107)	(837)	(793)	(434)
Gross profit	5,565	5,929	4,407	3,641	3,481

OPERATING EXPENSES:
Research and development	(36,106)	(42,604)	(37,533)	(26,609)	(18,117)
Acquired in-process research and development (1)	-	-	-	(17,459)	-
General and administrative	(28,426)	(29,134)	(17,556)	(15,559)	(10,365)
Total operating expenses	(64,532)	(71,738)	(55,089)	(59,627)	(28,482)
Loss from operations	(58,967)	(65,809)	(50,682)	(55,986)	(25,001)
OTHER INCOME/(EXPENSE):
Interest income/(expense), net	(747)	(340)	(89)	-	19
BioTime’s share of losses and impairment in equity method investment in Ascendance	(4,671)	(35)	-	-	-
Gain on deconsolidation of Asterias	49,048	-
Gain on equity method investment in Asterias at fair value	34,361	-	-	-	-
Gain on investment	-	3,694	-	-	-
Other (expense)/income, net	(403)	(160)	(384)	(204)	(324)
Total other (expenses)/income, net	77,588	3,159	(473)	(204)	(305)
INCOME (LOSS) BEFORE INCOME TAX BENEFITS	18,621	(62,650)	(51,155)	(56,190)	(25,306)

Deferred income tax benefit	-	4,516	7,376	3,281	-

NET INCOME (LOSS)	18,621	(58,134)	(43,779)	(52,909)	(25,306)
Net loss attributable to noncontrolling interest	14,951	11,143	7,367	9,026	3,880

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	33,572	(46,991)	(36,412)	(43,883)	(21,426)

Dividends on preferred shares	-	(415)	(87)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$33,572	$(47,406)	$(36,499)	$(43,883)	$(21,426)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.35	$(0.59)	$(0.55)	$(0.81)	$(0.44)
DILUTED	$0.34	$(0.59)	$(0.55)	$(0.81)	$(0.44)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

BASIC	97,316	79,711	66,467	54,226	49,214
DILUTED	99,553	79,711	66,467	54,226	49,214

(1)	Represents the value of incomplete research and development projects acquired by Asterias from Geron Corporation under an Asset Contribution Agreement.

	December 31,
	2016(2)	2015	2014	2013	2012
Consolidated Balance Sheet Data
(in thousands):
Cash and cash equivalents	$22,088	$42,229	$29,487	$5,495	$4,350
Total assets	142,572	94,660	74,901	57,730	29,749
Total liabilities	12,064	18,213	12,178	15,467	5,454
Accumulated deficit	(196,321)	(229,893)	(182,190)	(145,778)	(101,896)
Total shareholder’s equity	$130,508	$76,447	$62,723	$42,262	$24,294

(2)	Reflects the effect of the Asterias Deconsolidation that occurred on May 13, 2016. See Note 3 to our consolidated financial statements included elsewhere in this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the three-year period ended December 31, 2016, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2016 as compared to the year ended December 31, 2015, and during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This discussion should be read in conjunction with our consolidated financial statements for the three-year period ended December 31, 2016 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this Report, particularly in “Item 1A. Risk Factors.”

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to going concern assessment of our consolidated financial statements, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, valuing shares owned in nonconsolidated companies using the equity method of accounting, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements.

Going concern assessment – With the implementation of FASB’s new standard on going concern, ASU No. 2014-15, beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, we will assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our consolidated financial statements are issued or are available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and we will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions concerning our ability to curtail or delay research and development programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Revenue recognition – We comply with ASC 605-10 and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized as revenue when the related research and development expenses are incurred. Revenues from the sale of research products and services are primarily derived from the sale of hydrogels and stem cell products and are recognized when earned. Royalty revenues consist of product royalty payments. We recognize revenue in the quarter in which the royalty reports are received rather than the quarter in which the sales took place. License fee revenues consist of fees under license agreements and are recognized when earned and reasonably estimable and, also include subscription and advertising revenue from our online databases based upon applicable subscription or advertising periods. When we are entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we have no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When we receive up-front nonrefundable licensing or similar fees pursuant to agreements under which we do have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, we amortize nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements, subject to substantial uncertainty, are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Equity method accounting for Asterias, at fair value – We use the equity method of accounting when we have the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of a company in which we hold an equity interest. For equity method investments, which we have elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations as a non-operating gain or loss from equity method investments. See Note 4 to our consolidated financial statements included elsewhere in this Report.

Investments in Common Stock of Privately Held Companies – We evaluate whether our ownership of common stock of a company requires consolidation of the company under, first, the variable interest entity (“VIE”) model, and then under the Voting Interest model, in accordance with accounting guidance for consolidations under Accounting Standards Codification (“ASC”) 810-10. If consolidation of the company is not required under either the VIE model or the Voting Interest model, we determine whether the equity method of accounting should be applied in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The equity method of accounting applies to investments in common stock or in-substance common stock of a company if we exercise significant influence over, but does not control, the company, which typically occurs if we own 20% or more, but less than a majority, of the voting interests of a company.

We initially record equity method interests at fair value on the date of the acquisition with subsequent adjustments to the investment balance based on our share of earnings or losses from the investment included in other income or expenses, net, on our consolidated statements of operations. The equity method investment balance is shown in noncurrent assets on our consolidated balance sheets.

We review investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. If a determination is made that an “other-than-temporary” impairment exists, we write down the investment to fair value. Based on our evaluation and continuing losses and negative cash flows generated from our interest in Ascendance, including uncertainty as to Ascendance’s ability to raise sufficient financing, we determined that an other-than-temporary impairment existed with respect to the Ascendance common stock we owned as of December 31, 2016, and we wrote down the entire carrying value of that investment as of that date. See Note 2 to our consolidated financial statements included elsewhere in this Report.

Long-lived intangible assets – Long-lived intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, generally over 10 years.

Impairment of long-lived assets – Our long-lived assets, including long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, costs of patent applications, prosecution and maintenance, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. We expense research and development costs as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in the consolidated statements of operations.

Stock-based compensation – We follow accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based compensation awards made to directors and employees, including employee stock options, based on estimated fair values, less estimated forfeitures. We utilize the Black-Scholes-Merton option pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the expected term of options granted, derived from actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.

As disclosed in Note 10 to our consolidated financial statements, certain of our privately-held consolidated subsidiaries have their own share-based compensation plans. For share-based compensation awards granted by our privately-held consolidated subsidiaries under their respective equity plans, we determine the expected stock price volatility using historical prices of comparable public company’s common stock for a period equal to the expected term of the options. The expected term of those privately-held company options is based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14. The fair value of the shares of common stock underlying the stock options of these privately-held consolidated subsidiaries is determined by the Board of Directors of those subsidiaries, as applicable, which is also used to determine the exercise prices of those stock options at the time of grant.

Although the fair value of employee stock options is determined in accordance with FASB guidance, changes in the assumptions can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

In management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of employee stock options because the option-pricing model value may not be indicative of the fair value that would be established in a willing buyer/willing seller market transaction.

Treasury stock – We account for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet. We have registered the BioTime common shares held by our subsidiaries for sale under the Securities Act of 1933, as amended (the “Securities Act”) to enhance the marketability of the shares. See Note 9 to the consolidated financial statements.

Accounting for warrants – We determine the accounting classification of warrants that we or our subsidiaries issue, as either liability or equity classified, by assessing whether the warrants meet liability classification, first, in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are classified as a liability if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, or the warrants must or may require settlement by issuing a variable number of shares. If warrants do not meet liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our or our subsidiary’s common stock, as applicable, and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, we conclude whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the date of issuance with no changes in value recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 9 to the consolidated financial statements.

Income taxes – We account for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We file a U.S. federal income tax return as well as various state and foreign income tax returns. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. Certain majority-owned subsidiaries that we consolidate under GAAP file their own, standalone federal income tax returns as those subsidiaries are not considered consolidated under federal income tax regulations, and accordingly, we may not use the tax attributes of those subsidiaries for our income taxes. If our assumptions, and consequently our estimates, change in the future with respect to our own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on our consolidated statements of operations.

As further discussed in Note 12 to our consolidated financial statements, we adopted early the provisions of Accounting Standards Update, ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a retrospective basis and due to the full valuation allowance on our deferred tax assets for all periods presented. The adoption did not have any impact on the consolidated financial statements.

Principles of consolidation – Our consolidated financial statements include the accounts of our subsidiaries ESI, ReCyte Therapeutics, OncoCyte, OrthoCyte, BioTime Asia, Cell Cure Neurosciences, and LifeMap Sciences. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. and with the accounting and reporting requirements of SEC Regulation S-X.

As further discussed in Notes 3 and 4 to our consolidated financial statements, effective May 13, 2016, we deconsolidated Asterias financial statements and results of operations due to the decrease in our percentage ownership in Asterias from 57.1% to 48.7% as a result of Asterias’ public offering of its common stock to raise capital for its operations (the “Asterias Deconsolidation”). On May 13, 2016, we experienced a loss of control of Asterias under GAAP. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares holding a majority of the voting power of the subsidiary’s voting securities. All of these loss-of-control factors were present for with respect to our interest in Asterias as of May 13, 2016. Accordingly, since May 13, 2016, we have accounted for Asterias using the equity method of accounting at fair value. Our consolidated financial statements present the operating results of all of our wholly-owned and majority-owned subsidiaries that we consolidate as required under GAAP. Although beginning on May 13, 2016, Asterias’ financial statements and results will no longer be part of our consolidated financial statements and results, the market value of the Asterias common stock we hold will be reflected on our consolidated balance sheet and changes in the market value of those shares will be reflected in our consolidated statements of operations, allowing our shareholders to evaluate the value of the Asterias portion of our business.

As further discussed in Note 16 to the consolidated financial statements, on February 17, 2017, we deconsolidated OncoCyte’s financial statements from our consolidated financial statements due to our “loss of control” of OncoCyte under GAAP as a result of the decrease in our percentage ownership in OncoCyte from 51.1% to 49.9% following the exercise of OncoCyte stock purchase warrants by certain investors (the “OncoCyte Deconsolidation). Beginning on February 17, 2017, we will account for the OncoCyte common stock we hold using the equity method of accounting at fair value.  Although beginning on February 17, 2017, OncoCyte’s financial statements and results will no longer be part of our consolidated financial statements and results, the market value of the OncoCyte common stock we hold will be reflected on our consolidated balance sheet and changes in the market value of those shares will be reflected in our consolidated statements of operations, allowing our shareholders to evaluate the value of the OncoCyte portion of our business. The financial statement effect of the OncoCyte Deconsolidation will be reported for the quarter ending March 31, 2017, and is expected to result in an unrealized gain on deconsolidation in our consolidated statements of operations.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

To provide proper comparability of the results of BioTime due to the Asterias Deconsolidation, the following tables provide consolidated results of operations of BioTime for the years ended December 31, 2016 and 2015, then show the results operations of Asterias that are included in BioTime’s consolidated results, which include the periods from January 1, 2016 through May 12, 2016 (133 days) and, for the year ended December 31, 2015, after intercompany eliminations, to arrive at the BioTime consolidated results less Asterias (in thousands).

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Consolidated Results of Operations	Asterias (133 days)	Consolidated Results less Asterias	Consolidated Results of Operations	Asterias	Consolidated Results less Asterias
REVENUES:
Grant income	$3,671	$2,247	$1,424	$4,502	$3,007	$1,495
Royalties from product sales and license fees	544	107	437	719	535	184
Subscription and advertising	972	-	972	1,357	-	1,357
Sale of research products and services	736	-	736	458	40	418
Total revenues	5,923	2,354	3,569	7,036	3,582	3,454

Cost of sales	(358)	(53)	(305)	(1,107)	(268)	(839)

Gross profit	$5,565	$2,301	$3,264	$5,929	$3,314	$2,615

Revenues

The following tables show our consolidated revenues for the years ended December 31, 2016 and 2015 (amounts in thousands).

	Year Ended December 31,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Grant income	$3,671	$4,502	$-831	-18%
Royalty from product sales and license fees	544	719	-175	-24%
Subscription and advertising	972	1,357	-385	-28%
Sales of research products and services	736	458	+278	+61%
Total revenues	5,923	7,036	-1,113	-16%
Cost of sales	(358)	(1,107)	-749	-68%
Gross profit	$5,565	$5,929	$-364	-6%

For the year ended December 31, 2016, total consolidated revenues decreased by $1.1 million as compared to the same period in 2015 primarily due to the Asterias Deconsolidation which resulted in the exclusion of Asterias revenue from our financial results after May 12, 2016. Revenues, net of Asterias, were relatively unchanged in 2016 compared to 2015 at $3.6 million and $3.5 million, respectively BioTime grant income, net of Asterias, for 2016, was entirely from grants awarded to Cell Cure by the Israel Innovation Authority, or IIA (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, for the development of OpRegen® while in 2015, grant income, net of Asterias, was from the IIA of $1.0 million to Cell Cure and $0.5 million from the National Institutes of Health.

Our subscription and advertising revenues amounted to $1.0 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively. Subscription and advertising revenues entirely represent subscription and advertising revenues from LifeMap Science’s online database business primarily related to its GeneCards® database.

Revenues from the sale of research products and services in 2015 were primarily derived from the sale of hydrogels and stem cell products by our former ESI-BIO division. During December 2015, we contributed or licensed rights to sell those research products to Ascendance in exchange for shares of Ascendance common stock, and as a result, revenues from sales of those products decreased by $0.4 million in 2016. Service revenues of $0.7 million in 2016 were primarily generated by LifeMap Solutions from mobile health software development performed for its customers.

Cost of sales for the year ended December 31, 2016 as compared to 2015 decreased in line with the decrease in the various streams of revenues other than grant income, also contributed by the deconsolidation of Asterias related cost of sales.

Operating Expenses

The following table shows our consolidated operating expenses for the years ended December 31, 2016 and 2015 (in thousands).

	Years Ended December 31,		$ Increase/	% Increase/
	2016	2015	Decrease	Decrease
Research and development expenses	$36,106	$42,604	$-6,498	- 15%
General and administrative expenses	28,426	29,134	-708	-2%

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Consolidated Results of Operations	Asterias (133 days)	Consolidated Results less Asterias	Consolidated Results of Operations	Asterias	Consolidated Results less Asterias

OPERATING EXPENSES:
Research and development	$36,106	$8,684	$27,422	$42,604	$17,322	$25,282
General and administrative	28,426	7,561	20,865	29,134	7,711	21,423

Research and development expenses

Total research and development expenses decreased by $6.5 million to $36.1 million in 2016 from $42.6 million in 2015. The decrease is attributable primarily to the Asterias Deconsolidation which resulted in the exclusion of Asterias expenses after May 12, 2016. Research and development expenses attributable to BioTime, net of Asterias, increased approximately $2.1 million or 8% to $27.4 million for the year ended December 31, 2016, from $25.3 million during 2015. The increase is primarily attributable to the development of PureStem® progenitor and pluripotent cell lines and related research products by BioTime, the development of OpRegen® by Cell Cure, and the development of cancer diagnostic tests by OncoCyte. These expenses include consulting and outside research and services, including stock-based compensation to consultants, and regulatory and clinical trials of BioTime’s Renevia®, Cell Cure OpRegen®, and OncoCyte’s cancer diagnostic tests.

The following table shows the approximate amounts and percentages of our total research and development expenses of $36.1 million and $42.6 million allocated to our primary research and development programs during the years ended December 31, 2016 and 2015, respectively (amounts in thousands).

		Amount(1)		Percent
Company	Program	2016	2015	2016	2015
BioTime and ESI	PureStem® progenitor and pluripotent cell lines, and related research products	$6,060	$5,196	16.8%	12.2%
BioTime	Renevia® and other HyStem® products and research	3,856	4,047	10.7%	9.5%
BioTime	Hextend®	54	59	0.1%	0.1%
Cell Cure(2)	OpRegen®	4,803	4,086	13.3%	9.6%
OrthoCyte	Orthopedic therapy	606	590	1.7%	1.4%
ReCyte Therapeutics	Cardiovascular therapy	949	1,142	2.6%	2.7%
Subtotal therapeutic projects		16,328	15,120	45.2%	35.5%

Asterias(3)	Pluripotent cell therapy programs	8,684	17,322	24.1%	40.7%

LifeMap Sciences(4)	Databases and mobile health products	5,348	5,251	14.8%	12.3%
OncoCyte	Cancer diagnostics	5,746	4,911	15.9%	11.5%
Subtotal non-therapeutic projects		11,094	10,162	30.7%	23.8%

Total projects		$36,106	$42,604	100.0%	100.0%

(1)
Amount includes research and development expenses incurred directly by the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	Cell Cure expenses, although shown at 100% in the table, are funded 75% by BioTime and 25% by non-controlling interests in Cell Cure.
(3)	Amounts for 2016 include only the period from January 1 through May 12, 2016, due to the deconsolidation of Asterias.
(4)	Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences.

General and administrative expenses

The following table shows the amount and approximate percentages of our total general and administrative expenses of $28.4 million and $29.1 million allocated to BioTime and our subsidiaries during the years ended December 31, 2016 and 2015, respectively (amounts in thousands).

	Amount(1)		Percent
Company	2016	2015	2016	2015
BioTime	$8,958	$9,761	31.5%	33.5%
Cell Cure(4)	1,185	655	4.2%	2.2%
OrthoCyte	570	582	2.0%	2.0%
ReCyte Therapeutics	581	760	2.0%	2.6%
ESI	276	245	1.0%	0.9%
Subtotal therapeutic entities	11,570	12,003	40.7%	41.2%

Asterias(2)	7,561	7,711	26.6%	26.5%

LifeMap Sciences(3)	3,385	5,142	11.9%	17.6%
OncoCyte	5,910	4,278	20.8%	14.7%
Subtotal non-therapeutic entities	9,295	9,420	32.7%	32.3%

Total	$28,426	$29,134	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.
(2)	Amounts for 2016 include only the period from January 1 through May 12, 2016, due to the deconsolidation of Asterias.
(3)	Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences.
(4)	Cell Cure expenses, although shown 100% in the table above, are funded 75% by BioTime and 25% by noncontrolling interests in Cell Cure.

General and administrative expense for the years ended December 31, 2016 and 2015 decreased by $0.7 million. The decrease is mainly attributable to a $2.1 million decrease in stock-based compensation expense due primarily to modification adjustments made in 2015 and lower exercise prices for grants made in 2016. This decrease is offset by an increase in bad debt expense of $0.9 million to account for bad debts on subscription receivables for LifeMap Sciences and shared services receivable from Ascendance. In addition, there was an increase of $0.5 million for payroll and related expenses due to an increase in headcount.

LifeMap Sciences expenses decreased $1.8 million due to reductions of headcount.

OncoCyte expenses increased by $1.6 million due to increased headcount and increased public company compliance and reporting costs.

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

For the period January 1, 2017 through February 16, 2017, OncoCyte’s operating expenses and results will be included in our consolidated operating expenses and results. Beginning on February 17, 2017, with the OncoCyte Deconsolidation, we will no longer include OncoCyte’s operating expenses and results with our consolidated operating expenses and results. However, beginning on February 17, 2017, the market value of OncoCyte common stock held by BioTime will be reflected on BioTime’s consolidated balance sheet and changes in the market value of those shares will be reflected in BioTime’s consolidated statements of operations, included in other income and expenses, net. See Note 16 to our consolidated financial statements.

Other income and expenses, net

Unrealized gain on deconsolidation of Asterias – During the year ended December 31, 2016, we recorded an unrealized gain of $49.0 million in connection with the Asterias Deconsolidation.

We expect to recognize an unrealized gain on the OncoCyte Deconsolidation which occurred on February 17, 2017, in our consolidated statements of operations for the quarter ending March 31, 2017.

Unrealized gain on Asterias shares – We own 21.7 million shares of common stock of Asterias, or approximately 46% of Asterias outstanding common stock as of December 31, 2016. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. Our Asterias shares had a fair value of $100.0 million as of December 31, 2016 and a fair value of $65.7 million as of May 13, 2016, based on the closing price of Asterias common stock on the NYSE MKT on those respective dates, resulting in unrealized gain of $34.3 million recorded in 2016.

Interest income/(expense) – During 2016, we incurred $1.1 million in interest expense which includes $0.3 million in amortized interest expenses from our leasehold improvements and lease liability, offset by $0.3 million of interest income. During 2015, we incurred $0.5 million in interest expense offset by $0.1 million in interest income. Interest income is primarily attributed to interest earned on money market funds during their respective years.

Gain on certain assets – During 2015, a $3.7 million unrealized gain was generated on the sale of a certain group of assets as part of our acquisition of shares of common stock of Ascendance in December 2015.

BioTime’s share of losses and impairment in equity method investment in Ascendance – During 2016, we recognized $4.7 million as our share of Ascendance’s net loss and from an impairment charge of the remaining carrying value in our Ascendance investment based on a determination that an impairment in the value of the shares had occurred. During 2015, we recognized $35,000 for our share of Ascendance’s net loss.

Other income/(expense) – Other income and expenses, net, in 2016 and 2015 consists primarily of net foreign currency transaction gains and losses recognized by ESI and by Cell Cure.

Comparison of Years Ended December 31, 2015 and 2014

Revenues

The following tables show our revenues for the years ended December 31, 2015 and 2014 (amounts in thousands).

	Year Ended December 31,		$ Increase/		% Increase/
	2015	2014	Decrease		Decrease
Subscription and advertising	$1,357	$1,173	$	+184	+16%
Royalty from product sales	719	398		+321	+81%
Grant income	4,502	3,297		+1,205	+37%
Sales of research products and services	458	376		+82	+22%
Total revenues	7,036	5,244		+1,792	+34%
Cost of sales	(1,107)	(837)		+270	+32%
Gross profit	$5,929	$4,407	$	+1,522	+35%

Our subscription and advertising revenues amounted to $1.4 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively. License fee revenue entirely represents subscription and advertising revenues from LifeMap Science’s online database business primarily related to its GeneCards® database.

Our royalty revenues from product sales for the years ended December 31, 2015 and 2014 include $719,000 and $398,000 respectively, of royalties on sales of products, including $535,000 of royalties paid to Asterias primarily by GE Healthcare and Stem Cell Technologies, Inc. and $184,000 of royalties paid to BioTime by Hospira, CJ Health and Millipore in 2015. Royalties from Hospira from the sale of Hextend® are due ninety (90) days after the end of each calendar quarter and are recognized as revenue during the quarter in which we receive payment or a royalty report from Hospira.

Total grant revenue in 2015 increased by approximately 37% primarily due to recognition of $3.0 million of the $14.3 million CIRM grant awarded to Asterias in 2014. Grant revenue for the years ended December 31, 2015 and 2014 also include $456,000 and $656,000, respectively, from various grants awarded to us by the National Institutes of Health (‘‘NIH’’) and $1.0 million and $1.6 million, respectively, of grants from the IIA recognized through Cell Cure. All of the NIH grants expired as of December 31, 2015.

Revenues from the sale of research products and services are primarily derived from the sale of hydrogels and stem cell products by our ESI-BIO division. During December 2015, we contributed or licensed rights to sell those research products in exchange for our equity method investment in Ascendance.

Expenses

The following tables show our operating expenses for the years ended December 31, 2015 and 2014 (amounts in thousands).

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

Research and development expenses

Research and development expenses increased by $5.1 million. The increase is primarily attributable to the following increases in expense: $4.2 million of consulting and outside research and services, including stock-based compensation to consultants, primarily related to regulatory and clinical trials of Asterias’ AST-OPC1 and OncoCyte’s cancer diagnostic tests; $3.2 million of employee compensation, including stock-based compensation and related costs; $254,000 of rent and facilities maintenance related expenses; $226,000 of travel, meals and entertainment related expenses; $183,000 of recruiting expenses; $141,000 of equipment rental and equipment maintenance related expenses; $118,000 in laboratory expenses and supplies; $82,000 in telephone and online expenses allocated to research and development expenses; $80,000 in insurance expenses allocated to research and development expense; and a net increase $282,000 in miscellaneous other expenses. These increases were in part offset by a reduction of $2.1 million of amortization of intangible assets, $1.2 million of Cell Cure related expenses, $173,000 in contract manufacturing related expenses and $59,000 of ESI related expenses.

The following table shows the approximate amounts and percentages of our total research and development expenses of $42.6 million and $37.5 million allocated to our primary research and development programs during the years ended December 31, 2015 and 2014, respectively (amounts in thousands).

		Amount(1)		Percent
Company	Program	2015	2014	2015	2014
Asterias Biotherapeutics	hES-based cell therapy programs	$17,322	$13,310	40.7%	35.5%
BioTime and ESI	PureStem® hEPCs, cGMP hES cell lines, and related research products	5,196	4,089	12.2%	10.9%
BioTime	Hydrogel products and HyStem® research	4,047	5,177	9.5%	13.8%
BioTime	Hextend®	59	71	0.1%	0.2%
BioTime	HyStem® 3D cell culture platform for cancer drug discovery	-	100	-%	0.3%
Cell Cure	OpRegen® and neurological disease therapies	4,086	5,311	9.6%	14.1%
LifeMap Sciences(2)	Databases and mHealth products	5,251	3,567	12.3%	9.5%
OncoCyte	Cancer diagnostics	4,911	3,873	11.5%	10.3%
OrthoCyte	Orthopedic therapy	590	693	1.4%	1.8%
ReCyte Therapeutics	Cardiovascular therapy	1,142	1,342	2.7%	3.6%
Total		$42,604	$37,533	100.0%	100.0%

(1)
Amount also includes research and development expenses incurred directly by the subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	Includes LifeMap Solutions, a wholly-owned subsidiary of LifeMap Sciences.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2015 and 2014 increased by $11.6 million primarily attributable to the following increases: $5.2 million of employee compensation, including employee bonus accruals, stock-based compensation and related costs; $1.2 million of legal expenses; $1.1 million of general consulting expenses; $879,000 of investor and public relations related expenses; $648,000 of recruiting expenses; $555,000 of stock-based compensation to consultants; $861,000 of accounting, audit and tax related expense; $433,000 of cash and stock-based compensation to our independent directors; $201,000 of travel, meals and entertainment expenses; $162,000 in seminar, conference, and meeting expenses; $137,000 in office expenses and supplies; $104,000 in facilities and equipment rent and maintenance related expenses; and a net increase of $385,000 of miscellaneous other expenses. These increases were in part offset by a reduction of $119,000 of Cell Cure’s related expenses.

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

The following table shows the amount and approximate percentages of our total general and administrative expenses of $29.1 million and $17.6 million allocated to BioTime and our subsidiaries during the years ended December 31, 2015 and 2014, respectively (amounts in thousands).

	Amount(1)		Percent
Company	2015	2014	2015	2014
BioTime	$9,752	$7,130	33.5%	40.6%
Asterias Biotherapeutics	7,711	5,280	26.5%	30.1%
BioTime Asia	9	12	-%	0.1%
Cell Cure	655	723	2.2%	4.1%
ESI	245	199	0.9%	1.1%
LifeMap Sciences(2)	5,142	2,554	17.6%	14.5%
OncoCyte	4,278	870	14.7%	5.0%
OrthoCyte	582	383	2.0%	2.2%
ReCyte Therapeutics	760	405	2.6%	2.3%
Total	$29,134	$17,556	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the subsidiary and allocations from BioTime for certain general overhead expenses.
(2)	Includes LifeMap Solutions.

Interest income/(expense) – During 2015, we earned $125,000 of interest income, net of $466,000 of interest expense. During 2014, we earned $2,600 of interest income, net of $91,000 of interest expense. Interest income is primarily attributed to interest earned on cash balances held in interest bearing accounts during the respective years.

Gain on certain assets – During 2015, a $3.7 million unrealized gain was generated on the sale of a certain group of assets as part of our acquisition of shares of common stock of Ascendance in December 2015.

BioTime’s share of losses in Ascendance – During 2015, we recognized $35,000 in our share of losses from our equity method investment in Ascendance.

Other income/(expense) – Other expenses in 2015 consist primarily of foreign currency transaction gains and losses recognized by ESI and by Cell Cure. Other expenses in 2014 consist primarily of discount on convertible debt of $56,000, charitable donations of $36,000, $24,000 in income tax provision for LifeMap Sciences, Ltd, and $338,000 of foreign currency transaction loss.

Income Taxes

Income Taxes– Although the Asterias Deconsolidation was not a taxable transaction to us and did not result in a tax payment obligation, the $49.0 million gain on the Asterias Deconsolidation recorded by us generated a deferred tax liability that was fully offset by our net operating losses. Subsequent to the Asterias Deconsolidation, an unrealized gain of $34.3 million was recorded on the Asterias shares during the year ended December 31, 2016, which was fully offset by available net operating losses and the corresponding release of BioTime’s valuation allowance on deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the year ended December 31, 2016. The deferred tax liability generated by the Asterias shares we hold is expected to continue to be a source of taxable income as prescribed by ASC 740-10-30-17 that will more likely than not result in the realization of our deferred tax assets to the extent of those deferred tax liabilities.

We have established a full valuation allowance pertaining to our deferred tax assets presented in the consolidated balance sheet as of December 31, 2016 and 2015.

A deferred income tax benefit of $4.5 million was recorded for the year ended December 31, 2015, of which $4.8 million of the benefit was related to federal taxes and $290,000 was related to state taxes. This deferred tax benefit was wholly attributable to Asterias.

Liquidity and Capital Resources

At December 31, 2016, we had $22.1 million of cash and cash equivalents on hand of which $13.6 million was held by subsidiaries, including $10.2 million held by OncoCyte. We also hold Asterias shares valued at approximately $100 million as of December 31, 2016, and OncoCyte shares valued at $71 million as of February 17, 2017, that we may use for liquidity, as necessary and as market conditions allow. BioTime has no present plan to liquidate its holdings of Asterias or OncoCyte shares. The market values shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

On February 15, 2017, we raised approximately $18.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses, through the sale of 7,453,704 common shares in an underwritten public offering (the “Offering”).

Since inception, we have incurred significant net losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At December 31, 2016, we had an accumulated deficit of approximately $196 million, working capital of $17 million and shareholders’ equity of $131 million. We have evaluated projected cash flows for us and our subsidiaries and we believe that our cash, cash equivalents, and available for sale securities of $12.5 million (which does not include cash held by OncoCyte due to the OncoCyte Deconsolidation noted above) as of December 31, 2016, and the net proceeds of $18.7 million raised in the Offering, provide sufficient cash, cash equivalents, and working capital to carry out our current operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report.

Our projected cash flows are subject to various risks and uncertainties. For example, clinical trials being conducted by Cell Cure will be funded in part with funds from grants and not from cash on hand. If Cell Cure were to lose its grant funding or we are unable to continue to provide working capital to Cell Cure, or both, Cell Cure may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, and our projection of future costs, revenues, and rates of expenditure. We cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by us or our subsidiaries could result in the dilution of the interests of present shareholders.

Cash used in operating activities

During 2016, our total research and development expenses were $36.1 million and our general and administrative expenditures were $28.4 million. Net income attributable to BioTime for the year ended December 31, 2016 amounted to $33.6 million. Net cash used in operating activities during this period amounted to $42.3 million. The difference between the net income and net cash used in operating activities during the year ended December 31, 2016 was primarily attributable to the following noncash items: $15.0 million loss attributable to non-controlling interests, gain of $49.0 million related to the Asterias Deconsolidation, unrealized gain of $34.4 million recorded for the increase in fair value of our Asterias shares from May 13, 2016 through December 31, 2016, offset in part by $8 million of stock-based compensation expense recognized for employees, consultants and directors, $3.6 million of amortization of intangible assets, amortization of $1.5 million in deferred grant income, $1.2 million of depreciation expenses, $1.0 million of bad debt expenses from trade and other receivables, including receivables from Ascendance, $3.1 million noncash warrant expense relating to warrants issued to Asterias shareholders in March 2016 and $4.7 million loss on impairment of our Ascendance equity method investment. Changes in working capital impacted our cash used in operations by $0.7 million as a net use of cash.

For the period January 1, 2017 through February 16, 2017, OncoCyte’s cash used in operating activities will be included in our consolidated cash used in operations. Beginning on February 17, 2017, due to the OncoCyte Deconsolidation, we will no longer include OncoCyte’s cash used in operating activities with our consolidated cash used in operations.

Cash used in investing activities

During the year ended December 31, 2016, $10.9 million was used for investing activities. The primary components of this use of cash were $8.4 million resulting from the deconsolidation of Asterias cash and cash equivalents, and $2.5 million used to purchase property and equipment, including leasehold improvements to our Alameda lease.

For the period January 1, 2017 through February 16, 2017, OncoCyte’s cash used in investing activities will be included in our consolidated cash used in investing activities. Beginning on February 17, 2017, due to the OncoCyte Deconsolidation, we will no longer include OncoCyte’s cash used in investing activities with our consolidated cash used in investing activities.

Cash provided by financing activities

During the year ended December 31, 2016, net cash provided by financing activities was approximately $32.8 million. The primary sources of cash provided by financing activities were: net proceeds of $18.6 million from the sale of common shares in an underwritten public offering, $9.8 million in net proceeds from OncoCyte’s sale of its common stock and warrants to purchase OncoCyte common stock, $2.2 million in proceeds from exercise of subsidiary stock options principally by Asterias option holders prior to the Asterias Deconsolidation, and $1.8 million in proceeds from the issuance of convertible debt by Cell Cure to its shareholders other than us.

For the period January 1, 2017 through February 16, 2017, OncoCyte’s cash flows from financing activities, if any, will be included in our consolidated cash flows from financing activities. Beginning on February 17, 2017, due to the OncoCyte Deconsolidation, we will no longer include OncoCyte’s cash flows from financing activities with our consolidated cash flows from financing activities.

Contractual obligations

As of December 31, 2016, our contractual obligations for the next five years and thereafter were as follows (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (2)	$6,132	$1,098	$2,087	$1,945	$1,002
Capital lease (3)	512	202	310	-	-
Promissory notes	219	99	120	-	-
Convertible debt to noncontrolling shareholders of Cell Cure	2,544	1,076	1,468	-	-
Total	$9,407	$2,475	$3,985	$1,945	$1,002

(1)	This table does not include payments to key employees that could arise if they were involuntary terminated or if their employment terminated following a change in control.
(2)
Includes the lease of our principal office and laboratory facilities in Alameda, California, including the lease liability, leases of the offices and laboratory facilities of LifeMap Sciences, Cell Cure and other operating leases of lab equipment. See Note 11 to our consolidated financial statements regarding the lease liability.

(3)	Includes capital lease of lab equipment.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We are exposed to some foreign exchange currency risks because we have subsidiaries that are located in foreign countries. We do not engage in foreign currency hedging activities. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations have an impact on our financial results. We believe that our exposure to currency exchange fluctuation risk is mitigated by the fact that our foreign subsidiaries pay their financial obligations almost exclusively in their local currency. As of December 31, 2016, currency exchange rates did not have a material impact on our intercompany transactions with our foreign subsidiaries. However, a weakening of the dollar against the foreign exchange used in the home countries of our foreign subsidiaries could increase our cost of providing additional financing to our foreign subsidiaries in the future. Conversely, a strengthening of the dollar would decrease our cost of making additional investments in those subsidiaries.

Credit Risk

We and our subsidiaries place some cash in checking accounts in U.S. banks and invest most of our cash in money market funds. Deposits with banks may temporarily exceed the amount of insurance provided on such deposits. We will monitor the cash balances in the accounts and adjust the cash balances as appropriate, but if the amount of a deposit at any time exceeds the federally insured amount at a bank, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail. Investments in money market funds are not insured or guaranteed by the United States government or any of its agencies.

Our foreign subsidiaries deposit their cash in local banks, but if the amount of a deposit at any time exceeds the amount at a bank under the national banking insurance laws, the uninsured portion of the deposit could be lost, in whole or in part, if the bank were to fail.

Interest Rate Risk

We and our subsidiaries (other than OncoCyte) invest most of our cash in money market funds. The primary objective of our investments will be to preserve principal and liquidity while earning a return on our invested capital, without incurring significant risks. Our future investment income is not guaranteed and may fall short of expectations due to changes in prevailing interest rates, or we may suffer losses in principal if the net asset value of a money market fund falls below $1 per share.

Equity Method Accounting for Asterias and OncoCyte shares at fair value

We account for our Asterias and OncoCyte shares using the equity method of accounting fair value option. The value of those shares is subject to changes in the stock prices. Asterias and OncoCyte common stock trade on the NYSE MKT under the ticker symbols “AST” and "OCX", respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BioTime, Inc.

We have audited the accompanying consolidated balance sheets of BioTime, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioTime, Inc. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016.

As discussed in Notes 2 and 12 to the consolidated financial statements, in 2016 the Company changed the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioTime Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BioTime, Inc.

We have audited the internal control over financial reporting of BioTime, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BioTime, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioTime, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California
March 16, 2017

Item 8.	Financial Statements and Supplementary Data

BIOTIME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS	December 31, 2016 (Notes 1 and 3)	December 31, 2015 (Note 12)
CURRENT ASSETS
Cash and cash equivalents	$22,088	$42,229
Available for sale securities	627	753
Trade accounts and grants receivable, net	446	1,078
Landlord receivable	200	567
Receivable from affiliates	511	-
Prepaid expenses and other current assets	1,777	2,610
Total current assets	25,649	47,237

Property, plant and equipment, net	5,529	7,539
Deferred license fees	118	322
Deposits and other long-term assets	1,031	1,299
Equity method investment in Asterias, at fair value (Note 4)	100,039	-
Equity method investment in Ascendance	-	4,671
Intangible assets, net	10,206	33,592
TOTAL ASSETS	$142,572	$94,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,144	$9,377
Capital lease liability, current portion	202	38
Promissory notes, current portion	99	95
Related party convertible debt	833	-
Deferred grant income	-	2,513
Deferred license and subscription revenue, current portion	572	439
Total current liabilities	8,850	12,462

LONG-TERM LIABILITIES
Deferred revenues, net of current portion	308	615
Deferred rent liabilities, net of current portion	50	158
Lease liability	1,386	4,400
Capital lease liability, net of current portion	310	26
Related party convertible debt, net of discount	1,032	324
Promissory notes, net of current portion	120	220
Other long term liabilities	8	8
TOTAL LIABILITIES	12,064	18,213

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock, no par value, authorized 2,000 shares as of December 31, 2016 and 2015; none issued and outstanding as of December 31, 2016 and 2015, respectively	-	-
Common stock, no par value, authorized 150,000 shares; issued and outstanding shares; 103,396 shares issued and 102,776 outstanding as of December 31, 2016 and 94,894 issued and 90,421 outstanding as of December 31, 2015	317,878	273,979
Accumulated other comprehensive loss	(738)	(237)
Accumulated deficit	(196,321)	(229,893)
Treasury stock at cost: 620 and 4,473 shares at December 31, 2016 and 2015, respectively	(2,891)	(18,033)
BioTime, Inc. shareholders’ equity	117,928	25,816
Noncontrolling interest	12,580	50,631
Total shareholders’ equity	130,508	76,447
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,572	$94,660

See accompanying notes to the consolidated financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
REVENUES:	2016	2015	2014
Grant income	$3,671	$4,502	$3,297
Royalties from product sales and license fees	544	719	398
Subscription and advertisement	972	1,357	1,173
Sale of research products and services	736	458	376
Total revenues	5,923	7,036	5,244

Cost of sales	(358)	(1,107)	(837)

Gross profit	5,565	5,929	4,407

OPERATING EXPENSES:
Research and development	(36,106)	(42,604)	(37,533)
General and administrative	(28,426)	(29,134)	(17,556)
Total operating expenses	(64,532)	(71,738)	(55,089)
Loss from operations	(58,967)	(65,809)	(50,682)
OTHER INCOME/(EXPENSES):
Interest expense, net	(747)	(340)	(89)
BioTime’s share of losses and impairment in equity method investment in Ascendance	(4,671)	(35)	-
Gain on deconsolidation of Asterias (Note 3)	49,048	-
Gain on equity method investment in Asterias at fair value (Note 4)	34,361	-	-
Gain on investment	-	3,694	-
Other income/(expense), net	(403)	(160)	(384)
Total other income/(expense), net	77,588	3,159	(473)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	18,621	(62,650)	(51,155)

Deferred income tax benefit	-	4,516	7,376
NET INCOME (LOSS)	18,621	(58,134)	(43,779)

Net loss attributable to noncontrolling interest	14,951	11,143	7,367

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	33,572	(46,991)	(36,412)

Dividends on preferred shares	-	(415)	(87)

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$33,572	$(47,406)	$(36,499)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.35	$(0.59)	$(0.55)
DILUTED	$0.34	$(0.59)	$(0.55)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	97,316	79,711	66,467
DILUTED	99,553	79,711	66,467

See accompanying notes to the consolidated financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Years ended December 31,
	2016	2015	2014
NET INCOME (LOSS)	$18,621	$(58,134)	$(43,779)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment, net of tax	(106)	(424)	125
Available for sale investments:
Unrealized (loss)/gain on available for sale securities, net of taxes	(395)	1	(1)
COMPREHENSIVE INCOME (LOSS)	18,120	(58,557)	(43,655)
Less: comprehensive loss attributable to noncontrolling interest	14,951	11,143	7,367
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS BEFORE PREFERRED STOCK DIVIDEND	33,071	(47,414)	(36,288)
Preferred stock dividend	-	(415)	(87)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$33,071	$(47,829)	$(36,375)

See accompanying notes to the consolidated financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Shares		Common Shares		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Contributed Capital	Accumulated Deficit	Noncontrolling Interest	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2013	-	$-	67,412	$203,456	(10,698)	$(43,034)	$94	$(145,778)	$27,461	$62	$42,261
Sale of common shares, net of fees paid and amortized	-	-	14,173	43,827	-	-	-	-	-	-	43,827
Exercise of options	-	-	2,060	1,192	-	-	-	-	-	-	1,192
Shares retired as part of exercise of options	-	-	(367)	(973)	-	-	-	-	-	-	(973)
Shares retired to pay for employee’s taxes	-	-	(156)	(415)	-	-	-	-	-	-	(415)
Tax liability on treasury shares sold by Asterias	-	-	-	(3,611)	-	-	-	-	-	-	(3,611)
Stock options granted for compensation	-	-	-	2,409	-	-	-	-	-	-	2,409
Stock options granted for compensation in subsidiaries	-	-	-	-	-	-	-	-	1,808	-	1,808
Restricted stock granted for compensation	-	-	-	-	-	-	-	-	234	-	234
Subsidiary warrants issued to outside investors as part of sale of treasury stock	-	-	-	-	-	-	-	-	3,184	-	3,184
Sale of treasury stock	-	-	-	(11,042)	5,804	23,144	-	-	-	-	12,102
Sale of preferred stock	70	3,500	-	-	-	-	-	-	-	-	3,500
Dividends on preferred stock	-	-	-	-	-	-	(87)	-	-	-	(87)
Exercise of subsidiary options	-	-	-	-	-	-	-	-	8	-	8
Outside investment in subsidiary with cash	-	-	-	-	-	-	-	-	939	-	939
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	125	125
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-	-	(1)	(1)
NET LOSS	-	-	-	-	-	-	-	(36,412)	(7,367)	-	(43,779)
BALANCE AT DECEMBER 31, 2014	70	$3,500	83,122	$234,843	(4,894)	$(19,890)	$7	$(182,190)	$26,267	$186	$62,723
Sale of common shares, net of fees paid and amortized	-	-	10,738	33,897	-	-	-	-	-	-	33,897
Exercise of options	-	-	155	621	-	-	-	-	-	-	621
Warrants exercised	-	-	4	19	-	-	-	-	-	-	19
Stock options granted for compensation	-	-	-	2,003	-	-	-	-	-	-	2,003
Stock options granted for compensation in subsidiaries	-	-	-	-	-	-	-	-	8,223	-	8,223
Restricted stock granted for compensation	-	-	-	-	-	-	-	-	822	-	822
Dividend in kind	-	-	-	-	-	-	-	(712)	712	-	-
Subsidiary shares retired to pay for employee’s taxes	-	-	-	-	-	-	-	-	(98)	-	(98)
Subsidiary warrants exercised	-	-	-	-	-	-	-	-	11,700	-	11,700
Contingently issuable subsidiary warrants	-	-	-	-	-	-	-	-	65	-	65
Sale of treasury stock	-	-	-	(496)	421	1,857	-	-	-	-	1,361
Conversion of preferred stock to common stock	(70)	(3,500)	875	3,500	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	(408)	-	-	(7)	-	-	-	(415)
Exercise of subsidiary options	-	-	-	-	-	-	-	-	33	-	33
Subsidiary shares issued in lieu of cash for services received	-	-	-	-	-	-	-	-	486	-	486
Outside investment in OncoCyte and Cell Cure	-	-	-	-	-	-	-	-	3,918	-	3,918
Sale of subsidiary shares at- the- market, net of fees paid and amortized	-	-	-	-	-	-	-	-	9,646	-	9,646
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(424)	(424)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-	-	1	1
NET LOSS	-	-	-	-	-	-	-	(46,991)	(11,143)	-	(58,134)
BALANCE AT DECEMBER 31, 2015	-	$-	94,894	$273,979	(4,473)	$(18,033)	$-	$(229,893)	$50,631	$(237)	$76,447
Sale of common shares, net of financing fees	-	-	8,420	18,606	-	-	-	-	-	-	18,606
Common shares issued for executive bonus in lieu of cash	-	-	68	200	-	-	-	-	-	-	200
Common shares issued for consulting services in lieu of cash	-	-	14	40	-	-	-	-	-	-	40
Stock-based compensation	-	-	-	2,731	-	-	-	-	-	-	2,731
Stock-based compensation in subsidiaries	-	-	-	-	-	-	-	-	5,220	-	5,220
Deconsolidation of Asterias	-	-	-	-	3,853	15,142	-	-	(21,752)	-	(6,610)
Subsidiary financing transactions with noncontrolling interests - Asterias	-	-	-	18,310	-	-	-	-	(18,310)	-	-
Subsidiary financing transactions with noncontrolling interests - OncoCyte	-	-	-	4,012	-	-	-	-	(4,012)	-	-
Distribution of Asterias warrants to its shareholders other than BioTime	-	-	-	-	-	-	-	-	3,125	-	3,125
Exercise of subsidiary options	-	-	-	-	-	-	-	-	2,151	-	2,151
Sale of common shares and warrants by OncoCyte, net of financing fees	-	-	-	-	-	-	-	-	9,777	-	9,777
Beneficial conversion feature on convertible debt issued to Cell Cure’s noncontrolling interests	-	-	-	-	-	-	-	-	701	-	701
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(106)	(106)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-	-	(395)	(395)
NET INCOME	-	-	-	-	-	-	-	33,572	(14,951)	-	18,621
BALANCE AT DECEMBER 31, 2016	-	$-	103,396	$317,878	(620)	$(2,891)	$-	$(196,321)	$12,580	$(738)	$130,508

See accompanying notes to the consolidated financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to BioTime, Inc.	$33,572	$(46,991)	$(36,412)
Net loss allocable to non-controlling interest	(14,951)	(11,143)	(7,367)
Adjustments to reconcile net income (loss) attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of Asterias (Note 3)	(49,048)	-	-
Unrealized gain on equity method investment in Asterias at fair value	(34,361)	-	-
BioTime’s share of losses and impairment of Ascendance	4,671	35	-
Gain on sale of assets	-	(3,694)	-
Depreciation expense, including amortization of leasehold improvements	1,180	1,078	1,051
Amortization of intangible assets	3,577	5,256	7,360
Amortization of deferred grant income	1,496	-	-
Amortization of deferred consulting fees	-	-	19
Amortization of deferred license fees	113	114	110
Amortization of deferred license, royalty and subscription revenues	(308)	102	(1)
Amortization of prepaid rent in common stock	-	63	85
Stock-based compensation	7,951	11,050	4,455
Subsidiary shareholder expense for subsidiary warrants	3,125	-	-
Subsidiary common stock issued in lieu of cash for services	-	486	-
Amortization of discount on related party convertible debt	448	245	56
Bad debt expense	950	-	(16)
Deferred income tax benefit	-	(4,516)	(7,376)
Other	-	66	9
Changes in operating assets and liabilities:
Accounts receivable, net	(39)	(248)	(74)
Grant receivable	226	168	11
Inventory	-	(75)	(87)
Prepaid expenses and other current assets	(1,115)	(1,458)	(86)
Other long-term assets	-	(100)	-
Accounts payable and accrued liabilities	12	1,673	(470)
Accrued interest on related party convertible debt	-	19	4
Other long-term liabilities	(56)	(20)	(160)
Deferred grant income	-	2,513	-
Deferred rent liabilities	99	61	61
Deferred revenues	132	772	(26)
Net cash used in operating activities	(42,326)	(44,544)	(38,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of cash and cash equivalents of Asterias	(8,376)	-	-
Purchase of property and equipment	(2,248)	(1,241)	(483)
Payments on construction in progress	(278)	(4,093)	(219)
Purchase of foreign available-for-sale securities	-	(748)	-
Payment for Ascendance equity method investment	-	(500)	-
Proceeds from the sale of equipment	-	-	9
Security deposit paid, net	13	(859)	(315)
Net cash used in investing activities	(10,889)	(7,441)	(1,008)

	Year Ended December 31,
	2016		2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options		-	621	219
Proceeds from sale of preferred stock		-	-	3,500
Proceeds from issuance of common shares		20,125	34,123	44,150
Fees paid on sale of common shares		(1,515)	-	(323)
Proceeds from exercise of warrants		-	20	-
Proceeds from exercise of subsidiary stock options		2,151	33	8
Proceeds from sale of treasury shares		-	1,347	-
Proceeds from exercise of subsidiary warrants		-	11,700	-
Proceeds from sale of treasury shares and issuance of subsidiary warrants		-	-	15,156
Proceeds from sale of subsidiary common shares		171	13,639	468
Fees paid on sale of subsidiary common shares		(106)	(693)	-
Reimbursement from landlord on construction in progress		567	3,789	-
Proceeds from issuance of related party convertible debt		1,757	255	471
Proceeds for the sale of common shares and warrants of subsidiary		10,550	-	-
Fees paid on sale of common shares and warrants of subsidiary		(773)	-	-
Repayment of capital lease obligation		(145)	(59)	(26)
Net cash provided by financing activities		32,782	64,775	63,623

Effect of exchange rate changes on cash and cash equivalents		292	(48)	230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(20,141)	12,742	23,991
CASH AND CASH EQUIVALENTS:
At beginning of year		42,229	29,487	5,496
At end of year		$22,088	$42,229	$29,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest		$94	$119	$91

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Employee options exercised with common stock	$		$-	$973
Capital expenditure funded by capital lease borrowing		626	34	115
Construction in progress in accounts payable and accrued expenses			524	186
Landlord receivable			(567)	(378)
Lease liability		1,385	4,400	378
Conversion of preferred stock to common stock		-	3,500	-
Promissory notes in exchange of preferred share dividends		-	363	-
Common stock issued in lieu of cash for bonus and services		240	-	-
Equity method investment in Ascendance in exchange for assets		-	4,706	-

See accompanying notes to the consolidated financial statements.

BIOTIME, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

General – BioTime is a clinical-stage biotechnology company focused on developing and commercializing products addressing degenerative diseases. BioTime’s clinical programs are based on two platform technologies. The foundation of BioTime’s core therapeutic technology platform is pluripotent cells that are capable of becoming any of the cell types in the human body. The foundation of BioTime’s cell delivery platform is its HyStem® 3-D cell and drug delivery matrix technology. BioTime’s current clinical programs are targeting three primary sectors, aesthetics, ophthalmology and cell/drug delivery.

BioTime also has significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. ("AST") and OncoCyte Corporation ("OCX"), which BioTime founded and, until recently, were majority-owned and consolidated subsidiaries. Asterias (NYSE MKT: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of high unmet medical need in the fields of neurology (spinal cord injury) and oncology (acute myeloid leukemia and lung cancer). OncoCyte (NYSE MKT: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology.

BioTime is also enabling early-stage programs in other new technologies through its own research programs as well as through other subsidiaries or affiliates.

As further discussed in Notes 3 and 4, effective May 13, 2016, BioTime deconsolidated Asterias financial statements and results of operations due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of Asterias’ public offering of its common stock to raise capital for its operations (the “Asterias Deconsolidation”). Since May 13, 2016, BioTime has accounted for the Asterias common stock it holds using the equity method of accounting at fair value.

As further discussed in Note 16, on February 17, 2017, BioTime’s ownership of OncoCyte declined below 50% and BioTime deconsolidated the financial statements of OncoCyte from its consolidated financial statements. Beginning on February 17, 2017, BioTime will account for OncoCyte using the equity method of accounting at fair value.

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period with consideration given to materiality. Significant estimates and assumptions which are subject to significant judgment include those related to going concern assessment of consolidated financial statements, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts receivables, valuing investments in nonconsolidated investees using the equity method, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates.

Principles of consolidation – BioTime’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects BioTime’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of December 31, 2016.

Subsidiary	Field of Business	BioTime Ownership	Country
Cell Cure Neurosciences Ltd.	Products to treat age-related macular degeneration	62.5%(1)	Israel
ES Cell International Pte. Ltd.	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
LifeMap Sciences, Inc.	Biomedical, gene, disease, and stem cell databases and tools	77.9%	USA
LifeMap Sciences, Ltd.	Biomedical, gene, disease, and stem cell databases and tools	(2)	Israel
LifeMap Solutions, Inc.	Mobile health software	(2)	USA
OncoCyte Corporation (3)	Cancer diagnostics	51.1%	USA
OrthoCyte Corporation	Developing bone grafting products for orthopedic diseases and injuries	100%	USA
ReCyte Therapeutics, Inc.	Research and development involved in stem cell-derived endothelial and cardiovascular related progenitor cells for the treatment of vascular disorders, ischemic conditions and brown adipocytes for type-2 diabetes and obesity	94.8%	USA

(1)	Includes shares owned by BioTime and ES Cell International Pte. Ltd.
(2)	LifeMap Sciences, Ltd. and LifeMap Solutions, Inc. are wholly-owned subsidiaries of LifeMap Sciences, Inc.
(3)	See Note 16. Beginning February 17, 2017, BioTime deconsolidated OncoCyte and OncoCyte is no longer a subsidiary of BioTime as of that date.

All material intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2016, BioTime consolidated ReCyte Therapeutics, Inc. (“ReCyte”), OncoCyte, OrthoCyte Corporation (“OrthoCyte”), ES Cell International Pte. Ltd. (“ESI”), Cell Cure Neurosciences Ltd (“Cell Cure”), BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, Inc. (“LifeMap Sciences”), LifeMap Sciences, Ltd., and LifeMap Solutions, Inc. (“LifeMap Solutions”) as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on BioTime’s consolidated balance sheets.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At December 31, 2016, BioTime had an accumulated deficit of approximately $196 million, working capital of $17 million and shareholders’ equity of $131 million. BioTime has evaluated its projected cash flows and believes that its cash, cash equivalents, and available for sale securities of $12.5 million (not including cash held by OncoCyte) as of December 31, 2016, and the net proceeds of $18.7 million raised in the underwritten public offering on February 15, 2017 (see Note 16), provide sufficient cash, cash equivalents, and working capital to carry out BioTime’s current operations through at least twelve months from the issuance date of the consolidated financial statements included herein.

BioTime’s projected cash flows are subject to various risks and uncertainties. For example, clinical trials being conducted by Cell Cure will be funded in part with funds from grants and not from cash on hand. If Cell Cure were to lose its grant funding or BioTime is unable to continue to provide working capital to Cell Cure, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. The unavailability or inadequacy of financing to meet future capital needs could force BioTime to modify, curtail, delay, or suspend some or all aspects of its planned operations. BioTime’s determination as to when it will seek new financing and the amount of financing that it will need will be based on BioTime’s evaluation of the progress its makes in its research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. BioTime cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by BioTime or its subsidiaries could result in the dilution of the interests of present shareholders.

2. Summary of Significant Accounting Policies

Going concern assessment – With the implementation of FASB’s new standard on going concern, ASU No. 2014-15, beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, BioTime will assess going concern uncertainty for its consolidated financial statements to determine if BioTime has sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the consolidated financial statements are issued or are available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to BioTime, BioTime will consider various scenarios, forecasts, projections, and estimates, and BioTime will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, BioTime makes certain assumptions concerning its ability to curtail or delay research and development programs and expenditures within the look-forward period in accordance with ASU No. 2014-15.

Revenue recognition – BioTime complies with Accounting Standards Codification, ASC 605-10 and recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Grant income is recognized when the related research and development expenses are incurred. Revenues from the sale of research products and services are primarily derived from the sale of hydrogels and stem cell products and are recognized when earned. Royalty revenues consist of product royalty payments. Royalties earned on product sales are recognized as revenue in the quarter in which the royalty reports are received from the licensee, rather than the quarter in which the sales took place. License fee revenues consist primarily of subscription and advertising revenue from LifeMap Sciences’ online databases and are recognized based upon applicable subscription or advertising periods. When BioTime or a subsidiary is entitled to receive up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime or its subsidiary has no continuing performance obligations, the fees are recognized as revenues when collection is reasonably assured. When BioTime or a subsidiary receives up-front nonrefundable licensing or similar fees pursuant to agreements under which BioTime or its subsidiary does have continuing performance obligations, the fees are deferred and amortized ratably over the performance period. If the performance period cannot be reasonably estimated, BioTime amortizes nonrefundable fees over the life of the contract until such time that the performance period can be more reasonably estimated. Milestone payments, if any, related to scientific or technical achievements, subject to substantial uncertainty, are recognized in income when the milestone is accomplished if (a) substantive effort was required to achieve the milestone, (b) the amount of the milestone payment appears reasonably commensurate with the effort expended, and (c) collection of the payment is reasonably assured.

Cash and cash equivalents – BioTime considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, BioTime had $16.8 million and $35.5 million in money market funds, respectively, considered to be cash equivalents.

Restricted cash – BioTime has a certificate deposit in the amount of $847,000 included in deposits and other long-term assets as of December 31, 2016, as required under the Alameda Lease discussed in Note 11, as BioTime is restricted from using the cash for working capital purposes.

Trade accounts and grants receivable, net – Net trade receivables amounted to $344,000 and $754,000 and grants receivable amounted to $102,000 and $324,000 as of December 31, 2016 and 2015, respectively. Net trade receivables include allowance for doubtful accounts of approximately $543,000 as of December 31, 2016 for those amounts deemed uncollectible by BioTime. BioTime evaluates the collectability of its receivables based on a variety of factors, including the length of time receivables are past due and significant one-time events and historical experience. An additional reserve for individual accounts will be recorded if BioTime becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value (ASC 820-10-50), Fair Value Measurements and Disclosures:

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – Inputs to the valuation methodology are unobservable; that reflect management’s own assumptions about the assumptions market participants would make and significant to the fair value.

In determining fair value, BioTime utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. For the periods presented, BioTime has no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds, shares BioTime holds in Asterias and the available-for-sale securities described below. These assets are measured at fair value using the applicable period-end quoted market prices as a Level 1 input.

The fair value of BioTime’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets. The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

Equity method accounting for Asterias, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of a company. For equity method investments, which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations as a non-operating gain or loss from equity method investments.

As further discussed in Note 4, effective May 13, 2016, BioTime owned approximately 49% of the outstanding common stock of Asterias and has elected to account for its Asterias shares at fair value using the equity method of accounting because since that date BioTime has not had control of Asterias, as defined by GAAP, but continues to exercise significant influence over Asterias. Under the fair value method, BioTime’s Asterias shares are marked to market using the closing price of Asterias common stock on the NYSE MKT multiplied by the number of shares of Asterias held by BioTime, with changes in the fair value of the Asterias shares included in other income/expenses, net, in the condensed consolidated statements of operations. The Asterias shares are considered a Level 1 asset as defined by ASC 820.

Available for sale securities in foreign investments – BioTime accounts for the shares it holds as available-for-sale foreign equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as the shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange, or TASE, (under trading symbol “HDST”). These securities are held principally as available for sale to meet future working capital needs and are denominated in New Israeli Shekels (NIS). The securities are measured at fair value and reported as current assets on the balance sheet based on the closing trading price of the security as of the date being presented. Unrealized holding gains and losses, including changes in foreign currency exchange rates, net of tax, are reported in other comprehensive income or loss. Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in other income or expenses, net, in the consolidated statements of operations.

Property, plant and equipment, net – Property, plant and equipment is stated at cost and is being depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term.

Long-lived intangible assets – Long-lived intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, generally over 10 years.

Impairment of long-lived assets – Long-lived assets, including long-lived intangible assets, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, BioTime evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Treasury stock – BioTime accounts for BioTime common shares issued to subsidiaries for future potential working capital needs as treasury stock on the consolidated balance sheet. BioTime has registered the BioTime common shares held by its subsidiaries for sale under the Securities Act of 1933, as amended (the “Securities Act”) to enhance the marketability of the shares.

Accounting for warrants – BioTime determines the accounting classification of warrants that it or its subsidiaries issue, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, BioTime assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, BioTime assesses whether the warrants are indexed to its common stock or its subsidiary’s common stock, as applicable, and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, BioTime concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized subsequent to the issuance date. BioTime does not have any liability classified warrants as of any period presented (see Note 9).

Investments in Common Stock of Privately Held Companies – BioTime evaluates whether investments held in common stock of an investee require consolidation of the entity under, first, the variable interest entity (“VIE”) model, and then under the Voting Interest model in accordance with accounting guidance for consolidations under Accounting Standards Codification (“ASC”) 810-10. If consolidation of the entity is not required under either the VIE model or the Voting Interest model, BioTime determines whether the equity method of accounting should be applied in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The equity method applies to investments in common stock or in-substance common stock if BioTime exercises significant influence over, but does not control, the entity, typically represented by ownership of 20% or more of the voting interests of an entity.

BioTime initially records equity method investments at fair value on the date of the acquisition with subsequent adjustments to the investment balance based on BioTime’s share of earnings or losses from the investment included in other income or expenses, net, on the consolidated statements of operations. The equity method investment balance is shown in noncurrent assets on the consolidated balance sheets.

BioTime reviews investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. If a determination is made that an “other-than-temporary” impairment exists, BioTime writes down its investment to fair value. Based on an evaluation and continuing losses and negative cash flows generated from the Ascendance investment, including uncertainty as to Ascendance’s ability to raise sufficient financing, BioTime determined that an other-than-temporary impairment existed on its equity method investment in Ascendance as of December 31, 2016, and BioTime wrote down the entire remaining $3.5 million carrying value of that investment included in other income and expenses, net.

Cost of sales – BioTime accounts for the cost of research products acquired for sale and any royalties paid as a result of any revenues in accordance with the terms of the applicable licensing agreements as cost of sales on the consolidated statement of operations.

Reclassifications – Certain immaterial reclassifications have been made to the year ended December 31, 2015 consolidated statements of changes in shareholders' equity to conform to the December 31, 2016 presentation. These reclassifications had no impact on the consolidated statements of operations, cash flows or consolidated shareholders' equity for any year presented.

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including salaries, payroll taxes, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, costs of patent applications, prosecution, and maintenance, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. BioTime expenses research and development costs as such costs are incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in the consolidated statements of operations.

General and administrative – General and administrative expenses consist of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead.

Foreign currency translation and other comprehensive loss, foreign currency transaction gains and losses – In countries in which BioTime operates, where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheet. For the years ended December 31, 2016, 2015 and 2014, comprehensive income (loss) includes foreign currency translation adjustments, net of tax, of ($106,000), ($424,000) and $125,000, respectively.

For transactions denominated in other than the functional currency of BioTime, transactional gains and losses are recorded in other income and expense, net, included in the consolidated statements of operations. Foreign currency transaction gains and losses were not material for all periods presented.

Income taxes – BioTime accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. BioTime files a U.S. federal income tax return as well as various state and foreign income tax returns. BioTime’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. Certain majority-owned subsidiaries that BioTime consolidates under GAAP file their own, standalone federal income tax returns as those subsidiaries are not considered consolidated under federal income tax regulations, and accordingly, BioTime and those subsidiaries may not use each other’s tax attributes. If BioTime assumptions, and consequently the estimates, change in the future with respect to BioTime’s own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on BioTime’s consolidated financial statements.

For California, Asterias’ activities were included in BioTime’s combined tax return through May 12, 2016. Beginning May 13, 2016, Asterias will file its own separate California income tax return (see Note 3) BioTime recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of December 31, 2016 and 2015. In general, BioTime is no longer subject to tax examination by major taxing authorities for years before 2012. Although the statute is closed for purposes of assessing additional income and tax in those years, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years. Therefore, the statute should be considered open as it relates to the net operating loss and credit carryforwards. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

As further discussed in Note 12, BioTime adopted early the provisions of Accounting Standards Update, ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a retrospective basis and due to the full valuation allowance on its deferred tax assets for all periods presented. The adoption did not have any impact on the consolidated financial statements.

Stock-based compensation – BioTime follows accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values less estimated forfeitures. Consistent with FASB guidelines, BioTime utilizes the Black-Scholes-Merton option pricing model for valuing share-based payment awards. BioTime’s determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by BioTime’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, BioTime’s expected stock price volatility over the term of the awards; the expected term of options granted, derived from historical data on employee exercises and post-vesting employment termination behavior; and a risk-free interest rate based on the U.S. Treasury rates in effect during the corresponding period of grant.

As further disclosed in Note 10, certain of BioTime’s privately-held consolidated subsidiaries have their own share-based compensation plans. For share-based compensation awards granted by those privately-held consolidated subsidiaries under their respective equity plans, BioTime determines the expected stock price volatility using historical prices of comparable public company common stock for a period equal to the expected term of the options. The expected term of privately-held subsidiary options is based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14. The fair value of the shares of common stock underlying the stock options of the privately-held consolidated subsidiaries is determined by the Board of Directors of those subsidiaries, as applicable, which is also used to determine the exercise prices of the stock options at the time of grant.

Although the fair value of employee stock options is determined in accordance with FASB guidance, changes in the assumptions can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

Net income or loss per share – BioTime applies the two-class method for calculating basic earnings per share. Under the two-class method, net income, if any, will be reduced by preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities included only Series A convertible preferred stock, all of which was converted to common shares during 2015. Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of shares of common stock outstanding, net of unvested restricted stock subject to repurchase by BioTime, if any, during the period. For periods in which BioTime reported a net loss, the participating securities were not contractually obligated to share in the losses of BioTime, and accordingly, no losses have been allocated to the participating securities during applicable periods. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of stock options and warrants, using the treasury-stock method, Series A convertible preferred stock, using the if-converted method, and shares of BioTime common stock held by subsidiaries.

The primary components of weighted average shares of potentially dilutive common shares used to compute diluted net income per common share for the year ended December 31, 2016, were approximately 2,030,000 BioTime common shares held by Asterias and OncoCyte (see Note 10), and approximately 206,000 restricted stock units and outstanding stock options. Outstanding warrants to purchase 9.4 million BioTime common shares were excluded from potentially dilutive common shares because the exercise price of the warrants exceeded the average closing price of BioTime common shares for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, because BioTime reported losses attributable to common stockholders, all potentially dilutive common stock is antidilutive for those periods. Diluted net loss per share for year ended December 31, 2015 excludes any effect from 4,472,586 treasury shares, 5,194,313 stock options and 10,109,860 common share purchase warrants outstanding, and for the year ended December 31, 2014 excludes 4,893,942 treasury shares, 3,974,326 stock options and 9,194,679 common share purchase warrants outstanding, because the inclusion would be antidilutive.

Recently Issued Accounting Pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by BioTime to determine the impact that they might have on its consolidated financial statements.

In December 2016, FASB issued Accounting Standards Update, ASU, 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) which amends narrow aspects of accounting standard ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU-2016-20 is effective for periods beginning after December 15, 2017.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgments and estimates may be required in the revenue recognition process than are required under existing GAAP. The revised revenue standard is effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

BioTime has completed an initial assessment of the new revenue recognition standard under Topic 606, which will be effective for BioTime beginning on January 1, 2018, and BioTime will be working on an implementation plan to evaluate the accounting and disclosure requirements under the new standard. Based on the work performed to date, BioTime does not expect adoption of the new standard to have a material impact on the consolidated financial statements. BioTime has not finalized its transition method for adoption.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. BioTime is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

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

As a result of the sale of Asterias common stock in the Asterias Offering and the issuance of 708,333 shares of Asterias common stock upon the exercise of certain stock options by a former Asterias executive, as of May 13, 2016, BioTime’s percentage ownership of the outstanding common stock of Asterias declined to 48.7%. On May 13, 2016, BioTime experienced a loss of control of Asterias under GAAP (see Note 1). Accordingly, BioTime has deconsolidated Asterias financial statements and results of operations from BioTime (the “Asterias Deconsolidation”), effective May 13, 2016, in accordance with ASC, 810-10-40-4(c), Consolidation. Beginning on May 13, 2016, BioTime is accounting for the retained non-controlling interest in Asterias under the equity method of accounting and has elected the fair value option under ASC 825-10, Financial Instruments.

In connection with the Asterias Deconsolidation and in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $49.0 million during the year December 31, 2016 included in other income and expenses, net, in the consolidated statements of operations.

BioTime held 21.7 million shares of Asterias common stock, or approximately 46% of Asterias outstanding common stock as of December 31, 2016.

4. Equity Method of Accounting for Common Stock of Asterias, at fair value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The Asterias shares had a fair value of $100.0 million as of December 31, 2016 and a fair value of $65.7 million as of May 13, 2016, based on the closing price of Asterias common stock on the NYSE MKT on those respective dates. For the year ended December 31, 2016, BioTime recorded unrealized gains of $34.3 million on the Asterias shares due to the increase in Asterias stock price from May 13, 2016 to December 31, 2016.

The condensed results of operations and condensed balance sheet information of Asterias are summarized below (in thousands):

For the Year Ended December 31, 2016 (1)
Condensed Statements of Operations (1):
Total revenue	$6,954
Gross profit	6,826
Loss from operations	(34,123)
Net loss	$(35,038)

	December 31, 2016	December 31, 2015
Condensed Balance Sheet information (2):
Current assets	$36,990	$29,789
Noncurrent assets	24,020	27,445
	$61,010	$57,234

Current liabilities	$6,051	$4,980
Noncurrent liabilities	12,930	7,155
Stockholders’ equity	42,029	45,099
	$61,010	$57,234

(1)
Asterias results of operations for the period from January 1, 2016 through May 12, 2016, the date immediately preceding the Asterias Deconsolidation, are included in the consolidated results of operations of BioTime for the year ended December 31, 2016 shown in the table below.

(2)
The condensed balance sheet information of Asterias as of December 31, 2016, provided for informational and comparative purposes only, was not included in BioTime’s consolidated balance sheet at December 31, 2016 due to the Asterias Deconsolidation on May 13, 2016. The condensed balance sheet information of Asterias as of December 31, 2015, included in the table above, was included in BioTime’s consolidated balance sheet at December 31, 2015, after intercompany eliminations.

The following table summarizes Asterias results of operations that are included in BioTime’s consolidated results of operations, after intercompany eliminations, for the period from January 1, 2016 through May 12, 2016, the date immediately preceding the Asterias Deconsolidation, and for the years ended December 31, 2015 and 2014 (in thousands).

	For the Period January 1, 2016 through May 12, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total revenue	$2,354	$3,582	$1,224
Gross profit	2,301	3,314	1,129
Loss from operations	(13,944)	(21,908)	(17,461)
Net loss	$(13,113)	$(15,003)	$(10,097)

5. Property, plant and equipment, net

At December 31, 2016 and 2015, property, plant and equipment were comprised of the following (in thousands):

	December 31,
	2016(1)	2015
Equipment, furniture and fixtures	$4,718	$5,274
Leasehold improvements	3,791	5,623
Construction in progress	-	93
Accumulated depreciation and amortization	(2,980)	(3,451)
Property and equipment, net	$5,529	$7,539

(1)	Reflects the effect of the Asterias Deconsolidation.

Property, plant and equipment at December 31, 2016 include $626,000 and $33,800 financed by capital lease borrowings in 2016 and 2015, respectively. Depreciation and amortization expense amounted to $1.2 million, 1.1 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Leasehold improvements

Leasehold improvements of approximately $1.6 million was transferred to property, plant and equipment as of June 1, 2016 when BioTime completed construction of leasehold improvements at its new Alameda facility (see Note 5). Under the terms of the lease agreement, the landlord provided BioTime with an initial tenant improvement allowance of up to $1.4 million, which BioTime utilized entirely to construct a research and development laboratory, a diagnostic testing laboratory, and a small production facility that can be used to manufacture small cell banks and clinical materials for clinical studies. Additional leasehold improvements of approximately $200,000 paid by BioTime were not reimbursable by the landlord. The tenant improvements will be amortized over the shorter of the useful life of the assets or the lease term.

6. Intangible assets, net

At December 31, 2016 and 2015, intangible assets, primarily consisting of acquired patents and accumulated amortization were as follows (in thousands):

	December 31,
	2016(1)	2015
Intangible assets	$25,703	$52,563
Accumulated amortization	(15,497)	(18,971)
Intangible assets, net	$10,206	$33,592

(1)	Reflects the effect of the Asterias Deconsolidation.

BioTime amortizes its intangible assets over an estimated period of 10 years on a straight-line basis. BioTime recognized $3.6 million, $5.3 million and $7.4 million in amortization expense of intangible assets during the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization of intangible assets for periods subsequent to December 31, 2016 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2017	$2,570
2018	2,570
2019	2,571
2020	1,794
2021	537
Thereafter	164
Total	$10,206

7. Accounts Payable and Accrued Liabilities

At December 31, 2016 and 2015, accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2016(1)	2015
Accounts payable	$1,593	$2,798
Accrued expenses	3,212	5,021
Accrued payroll and bonus	1,904	1,126
Other current liabilities	435	432
Total	$7,144	$9,377

(1)	Reflects the effect of the Asterias Deconsolidation.

8. Related Party Transactions

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at an amount that approximates his cost.

During the year ended December 31, 2016, Cell Cure issued certain convertible promissory notes (the “Convertible Debt”) to a Cell Cure shareholder other than BioTime in the principal amount of $1,757,000. In April and November 2015, Cell Cure issued Convertible Debt to a Cell Cure shareholder other than BioTime in the principal amount of $188,000 and $66,000, respectively. In July and September 2014, Cell Cure issued Convertible Debt to two Cell Cure shareholders other than BioTime in the principal amount of $471,000. One of the Cell Cure shareholders who acquired Convertible Debt is considered a related party. The functional currency of Cell Cure is the Israeli New Shekel however the Convertible Debt is payable in United States dollars. The Convertible Debt bears a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Debt, with accrued interest, is due and payable on various maturity dates in July and September 2017, and in February and April 2019. The outstanding principal balance of the Convertible Debt with accrued interest is convertible into Cell Cure ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Debt must be settled with Cell Cure ordinary shares and not with cash. The conversion feature of the Convertible Debt issued is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure ordinary shares are not readily convertible into cash. Accordingly, the Convertible Debt is accounted for under ASC 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Debt. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated range of fair values from $28.00 per share to $40.00 per share of Cell Cure ordinary shares on the dates the Convertible Debt was issued, a beneficial conversion feature, equal to the intrinsic value ranging from $8 per share to $20 per share, is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding debt discount on the Convertible Debt issuance date. This debt discount will be amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate between 11% and 23%.

At December 31, 2016, the carrying value of the Convertible Debt was $1,865,000, comprised of principal and accrued interest of $2,544,000, net of unamortized debt discount of $679,000. As of December 31, 2015, the carrying value of the Convertible Debt was $324,000, comprised of principal and accrued interest of $748,000, net of unamortized debt discount of $424,000.

At December 31, 2016, total accounts receivable from affiliates from shared services amounted to $511,000.

In January 2016 and May 2016, certain BioTime board members invested in Ascendance as individual investors in Ascendance (see Note 2).

9. Shareholders’ Equity

Preferred Shares

BioTime is authorized to issue 2,000,000 shares of preferred stock. The preferred shares may be issued in one or more series as the board of directors may by resolution determine. The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of December 31, 2016, no shares of preferred stock were issued or outstanding.

Common Shares

BioTime is authorized to issue 150,000,000 common shares with no par value. As of December 31, 2016, BioTime had 103,396,245 issued and 102,776,539 outstanding common shares. As of December 31, 2015, BioTime had 94,894,140 issued and 90,421,554 outstanding common shares. The difference of 619,706 and 4,472,586 common shares as of December 31, 2016 and 2015, respectively, is attributed to shares held by BioTime subsidiaries which are accounted for as treasury stock on the consolidated balance sheet.

On June 16, 2016, BioTime sold 7,322,176 common shares in an underwritten public offering at a public offering price of $2.39 per share, for net proceeds of $16.4 million, after deducting underwriting discounts and commissions and other expenses. On July 5, 2016, BioTime issued an additional 1,098,326 common shares upon the full exercise of the over-allotment option by the underwriters for net proceeds of $2.2 million, after deducting underwriting discounts.

On February 15, 2017, BioTime sold 7,453,704, shares of common stock in an underwritten public offering (see Note 16).

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

•
On December 31, 2015, BioTime distributed 4.7 million shares of OncoCyte common stock to its shareholders, on a pro rata basis, accounted for as a dividend in kind. On this date, BioTime shareholders received one share of OncoCyte common stock for every twenty shares of BioTime common stock held. As a result of this distribution, BioTime recorded a reduction in the carrying value of its investment in OncoCyte with a corresponding increase to noncontrolling interests in OncoCyte in the amount of $712,000, representing the reduction in BioTime’s ownership in OncoCyte by 18.7% from 76.5% to 57.8%. BioTime continues to hold a controlling financial interest in OncoCyte. This distribution generated a taxable gain of approximately $7.4 million to BioTime, however BioTime had sufficient current year losses to offset the entire gain.

See Note 10 for a summary of all option activity under the stock option plans of all subsidiaries for the years ended December 31, 2016 and 2015.

Treasury Stock

Certain BioTime subsidiaries hold BioTime common shares that the subsidiaries received from BioTime in exchange for capital stock in the subsidiaries. The BioTime common shares held by subsidiaries are treated as treasury stock by BioTime and BioTime does not recognize a gain or loss on the sale of those shares by its subsidiaries.

As of December 31, 2016, all 619,706 shares of treasury stock were held by OncoCyte. Beginning on February 17, 2017, and in connection with the OncoCyte Deconsolidation, those treasury shares will be considered to be issued and outstanding BioTime common shares.

BioTime Warrants

BioTime has issued warrants to purchase its common shares. Activity related to warrants in 2016 and 2015 is presented in the table below (in thousands, except price per share):

	Number of Warrant Shares	Per Share Exercise Price	Weighted Average Exercise Price
Outstanding, January 1, 2014	9,752	$5.00-10.00	$5.29
Exercised in 2014	(557)	10.00	10.00
Outstanding, December 31, 2014	9,195	$5.00	$5.00
Exercised in 2015	(4)	5.00	5.00
Warrant adjustment(1)	919
Outstanding, December 31, 2015	10,110	$4.55	$4.55
Expired in 2016	(715)	4.55	4.55
Outstanding, December 31, 2016(2)	9,395	$4.55	$4.55

(1)	The number of shares issuable upon the exercise of the warrants was adjusted as a result of the distribution of OncoCyte common stock to BioTime shareholders during December 2015.
(2)	The 9,394,862 outstanding warrants will expire, if unexercised, beginning June 5, 2018 through September 30, 2018.

Issuance of common stock and warrants by OncoCyte

On August 29, 2016, OncoCyte sold an aggregate of 3,246,153 immediately separable units, with each unit consisting of one share of OncoCyte common stock and one warrant to purchase one share of OncoCyte common stock (the “OncoCyte Offering Warrants”), at a price of $3.25 per unit (the “OncoCyte Offering”) for net proceeds of $9.8 million, after deducting underwriting discounts, commissions and other expenses. The sales were made pursuant to the terms and conditions of certain Purchase Agreements between OncoCyte and the purchasers in the OncoCyte Offering. The purchasers included certain OncoCyte existing shareholders other than BioTime.

The OncoCyte Offering Warrants have an exercise price of $3.25 per OncoCyte share, and may be exercised for five years from October 17, 2016, the date the OncoCyte Warrants became exercisable.

The OncoCyte Offering Warrants may be exercised on a net “cashless exercise” basis, meaning that the value of a portion of the OncoCyte Offering Warrant shares may be used to pay the exercise price (rather than payment in cash), in certain circumstances, including if a resale registration statement is not effective under the Securities Act when and as required by the Purchase Agreements.

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

As more fully discussed in Note 16, on February 17, 2017, certain of OncoCyte investors exercised 625,000 OncoCyte Offering Warrants which caused BioTime’s ownership of the outstanding OncoCyte common stock to decline below 50%.

Transactions with Noncontrolling Interests of Asterias and OncoCyte

BioTime accounts for a change in ownership interests in its subsidiaries that does not result in a change of control of the subsidiary by BioTime under the provisions of ASC 810-10-45-23, Consolidation – Other Presentation Matters. This guidance is applicable when a noncontrolling shareholder invests in a subsidiary’s common stock resulting in a decrease in the ownership percentage held by the controlling shareholder in the subsidiary, but not below 50%, with the controlling shareholder retaining “control” of the subsidiary as defined by GAAP. In accordance with this guidance, a change in ownership interest that does not result in a change of control (of the subsidiary) is considered an “equity transaction”. When this occurs, although the total net assets of the subsidiary increase by the amount of the investment made by the noncontrolling shareholder, there is a proportional and immediate transfer of carrying value from the noncontrolling shareholder to the controlling shareholder immediately after the investment, based on the respective ownership percentages. The subsidiary financing transactions with noncontrolling interests in Asterias for $18.3 million, and OncoCyte for $4.0 million, reported in the consolidated statements of shareholders’ equity for the year ended December 31, 2016, represent this proportional transfer of carrying value to BioTime pertaining to investments in Asterias and OncoCyte common stock made by noncontrolling shareholders in which BioTime’s ownership was reduced, but not below 50%. (see Note 16).

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

During December 2012, BioTime’s Board of Directors approved the 2012 Equity Incentive Plan (the “2012 Plan”), which was amended during 2015, under which BioTime has reserved 10,000,000 common shares for the grant of stock options or the sale of restricted stock or other equity awards. No options may be granted under the 2012 Plan more than ten years after the date upon which the 2012 Plan was adopted by the Board of Directors, and no options granted under the 2012 Plan may be exercised after the expiration of ten years from the date of grant. Under the 2012 Plan, options to purchase common shares may be granted to employees, directors and certain consultants at prices not less than the fair market value at date of grant, subject to certain limited exceptions for options granted in substitution of other options. Options may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the Board of Directors or the Compensation Committee of the Board of Directors. The 2012 Plan also permits BioTime to award restricted stock for services rendered or to sell common shares to employees subject to vesting provisions under restricted stock agreements that provide for forfeiture of unvested shares upon the occurrence of specified events under a restricted stock award agreement. BioTime may permit employees or consultants, but not officers or directors, who purchase stock under restricted stock purchase agreements, to pay for their shares by delivering a promissory note that is secured by a pledge of their shares.

BioTime may also grant stock appreciation rights (“SARs”) and hypothetical units issued with reference to BioTime common shares (“Restricted Stock Units”) under the Plan. An SAR is the right to receive, upon exercise, an amount payable in cash or shares or a combination of cash and shares, as determined by the Board of Directors or the Compensation Committee, equal to the number of shares subject to the SAR that is being exercised multiplied by the excess of (a) the fair market value of a BioTime common share on the date the SAR is exercised, over (b) the exercise price specified in the SAR Award agreement.

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

The following table summarizes consolidated stock-based compensation expense, including equity awards by privately-held consolidated subsidiaries, related to stock options and other equity awards for the years ended December 31, 2016, 2015, and 2014, which was allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and Development	$2,608	$3,267	$1,310
General and Administrative	5,343	7,783	3,145
Total stock-based compensation expense	$7,951	$11,050	$4,455

As of December 31, 2016, total unrecognized compensation costs related to unvested stock options under BioTime’s 2002 Plan and 2012 Plan was $6 million, which is expected to be recognized as expense over a weighted average period of approximately 2.81 years.

The weighted-average estimated fair value of stock options granted under BioTime’s 2002 Plan and 2012 Plan during the years ended December 31, 2016, 2015 and 2014 was $1.69, $2.13 and $2.78 per share respectively, using the Black-Scholes Merton model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected life (in years)	5.83	5.62	6.67
Risk-free interest rates	1.45%	1.70%	2.19%
Volatility	61.24%	65.82%	83.20%
Dividend yield	0.00%	0.00%	0.00%

General Option Information

A summary of all equity award activity under BioTime’s 2002 Plan and 2012 Plan for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
January 1, 2014	2,315	4,567	-	$2.71
Granted under 2012 Plan	(2,170)	2,170	-	3.54
Exercised	-	(2,060)	-	0.58
Forfeited/cancelled/expired under 2002 Plan	-	(179)	-	4.32
Forfeited/cancelled/expired under 2012 Plan	523	(524)	-	3.72
December 31, 2014	668	3,974	-	$4.04
Increase in option pool	6,000	-		-
Granted under 2012 Plan	(1,650)	1,650	-	3.72
Exercised	-	(156)	-	4.00
Forfeited/cancelled/expired under 2002 Plan	-	(35)	-	6.72
Forfeited/cancelled/expired under 2012 Plan	239	(239)	-	3.82
December 31, 2015	5,257	5,194	-	$3.93
Granted under 2012 Plan	(2,315)	2,315	-	3.03
RSUs	(200)	-	100	-
Common stock issued to consultant in lieu of cash	(28)	-	-	-
Common stock issued to employee for bonuses in lieu of cash	(135)	-	-	-
Forfeited/cancelled/expired under 2002 Plan	-	(236)	-	5.17
Forfeited/cancelled/expired under 2012 Plan	315	(315)	-	3.77
December 31, 2016	2,894	6,958	100	$3.60

During the year ended December 31, 2016, BioTime issued 81,603 immediately vested common shares in lieu of cash under the 2012 Plan. Those shares are not RSUs but are included in the reduction of approximately 163,000 aggregate shares from the total pool of shares available for grant in the table above. Common shares issued and RSUs granted from the 2012 Plan reduce the shares available for grant by two shares for each common share issued or RSU granted.

Additional information regarding options outstanding under BioTime’s 2002 Plan and 2012 Plan as of December 31, 2016 is as follows (in thousands except exercise prices and weighted average exercise price):

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2.52-3.96	5,349	7.21	$3.32	2,080	$3.46
4.02-4.95	1,429	3.80	$4.25	1,225	$4.26
5.02-8.58	180	0.84	$6.94	179	$6.95
$2.52-8.58	6,958	6.34	$3.60	3,484	$3.92

Subsidiary Stock Option Plans

BioTime’s consolidated subsidiaries LifeMap Sciences, LifeMap Solutions, OncoCyte, OrthoCyte, ReCyte Therapeutics, and BioTime Asia have adopted stock option plans that have substantially the same operative provisions (the “Subsidiary Plans”). The LifeMap Sciences stock option plan authorizes the sale of up to 8,000,000 shares of LifeMap Sciences common stock, the LifeMap Solutions stock option plan authorizes the sale of up to 18,667 shares of LifeMap Solutions common stock, the OncoCyte stock option plan authorizes the sale of up to 4,000,000 shares of OncoCyte common stock, the BioTime Asia stock option plan authorizes the sale of up to 1,600 BioTime Asia ordinary shares, and the OrthoCyte and ReCyte Therapeutics stock option plans each authorize the sale of up to 4,000,000 shares of the applicable subsidiary’s common stock, through the exercise of stock options or under restricted stock purchase agreements. Cell Cure also has a stock option plan that authorizes the sale of 125,363 ordinary shares through the exercise of stock options.

No options may be granted under a Subsidiary Plan more than ten years after the date upon which the Subsidiary Plan was adopted by the subsidiary’s Board of Directors, and no options granted under a Subsidiary Plan may be exercised after the expiration of ten years from the date of grant. Under a Subsidiary Plan, options to purchase common stock may be granted to employees, directors and certain consultants at exercise prices not less than the fair market value of the common stock as of the date of grant, subject to certain limited exceptions for options granted in substitution of other options. Options may be fully exercisable immediately, or may be exercisable according to a schedule or conditions specified by the subsidiary’s Board of Directors or its Compensation Committee. Generally, subsidiary stock options have service related vesting conditions based on the continued performance of services for the subsidiary. The Subsidiary Plans also permit the subsidiaries to award restricted stock for services rendered or to sell common stock to employees subject to vesting provisions under restricted stock agreements that provide for forfeiture of unvested shares upon the occurrence of specified events. A subsidiary may permit employees or consultants, but not officers or directors, who purchase stock under restricted stock purchase agreements, to pay for their shares by delivering a promissory note that is secured by a pledge of their shares. As of December 31, 2016, only stock options have been issued under the Subsidiary Plans.

A summary of OncoCyte’s Stock Option Plan activity follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
January 1, 2014	1,250	2,750	$0.76
Options forfeited/cancelled	28	(28)	1.00
December 31, 2014	1,278	2,722	$0.76
Increase in option pool	4,000	-	-
Options granted	(2,875)	2,875	1.10
Options exercised	-	(6)	0.67
Options forfeited/cancelled	1,121	(1,121)	0.79
2 for 1 reverse stock split	(1,762)	(2,235)	2.02
Options granted after reverse stock split	(10)	10	3.60
Options forfeited/cancelled after reverse stock split	5	(5)	2.00
December 31, 2015	1,757	2,240	$2.94
Options granted	(962)	962	3.58
Options exercised	-	(100)	2.19
Options forfeited/cancelled	35	(35)	2.03
Options expired	50	(50)	2.00
December 31, 2016	880	3,017	$2.52

A summary of OrthoCyte’s Stock Option Plan activity follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2014(1)	1,355	2,645	$0.08
Options forfeited/cancelled	16	(16)	0.07
December 31, 2015	1,371	2,629	$0.08
Options forfeited/cancelled	1,329	(1,329)	0.10
December 31, 2016	2,700	1,300	$0.06

(1) There was no grant activity during 2014.

A summary of ReCyte’s Stock Option Plan activity follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2014(1)	2,710	1,290	$2.05
Options forfeited/cancelled	11	(11)	2.05
December 31, 2015	2,721	1,279	$2.05
Options forfeited/cancelled	29	(29)	2.05
December 31, 2016	2,750	1,250	$2.05

(1) There was no grant activity during 2014.

A summary of LifeMap Sciences’ Equity Incentive Plan activity follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
January 1, 2014	413	1,929	$1.49
Options forfeited/cancelled	58	(58)	1.48
December 31, 2014	471	1,871	$1.48
Options granted	(131)	131	1.92
Options forfeited/cancelled	207	(207)	1.79
December 31, 2015	547	1,795	$1.47
Options granted	(20)	20	2.25
Options forfeited/cancelled	219	(219)	1.72
December 31, 2016	746	1,596	$1.44

A summary of LifeMap Solutions’ Equity Incentive Plan activity follows (in thousands except weighted average exercise price):

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Option pool added upon incorporation	19	-	$0.00
Options granted	(13)	13	500.00
December 31, 2014	6	13	$500.00
Options granted	(2)	2	500.00
Options forfeited/cancelled	1	(1)	500.00
December 31, 2015	5	14	$500.00
Options granted	(2)	2	500.00
Options forfeited/cancelled	4	(4)	500.00
December 31, 2016	7	12	$500.00

A summary of Cell Cure’s 2007 Employee Share Ownership and Option Plan and 2016 Share Option Plan activity follows (in thousands except weighted average exercise price):

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price(2)
December 31, 2015(1)	2	12	$23.93
Increase to option under 2016 Share Option Plan	111	-	-
Options granted	(69)	69	40.00
December 31, 2016	44	81	$38.00

(1)	There was no grant activity during 2014 and 2015.
(2)
Cell Cure Neurosciences Share Option Plan US dollar exercise price shown is approximated based on the conversion rate between the US dollar and the New Israeli Shekel, NIS, at the time of grant.  The exercise price is denominated in NIS.

BioTime Asia had 1,300 stock options available for future grants and 300 stock options outstanding, with a weighted average exercise price of $0.01 per share as of December 31, 2016.

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

The landlord provided BioTime with an initial tenant improvement allowance of $1.4 million that was applied to the construction of improvements of the leased premises, primarily for the research and development facilities. BioTime utilized the tenant improvement allowance to complete the leasehold improvements as of June 1, 2016 (see Note 5). The lease liability payments are included in the base rent payments to the landlord and the $1.4 million due to the landlord as of December 31, 2016, will be amortized using the effective interest method over the lease term.

Base rent under the New Alameda Lease commenced on February 1, 2016 at $64,670 per month, and will increase by approximately 3% annually on every February 1 thereafter during the lease term. The lease payments allocated to the landlord liability are amortized as debt service on that liability over the lease term.

Total base lease payments, inclusive of the lease liability, under the New Alameda Lease per the lease agreement for the years ending after December 31, 2016 are shown below (in thousands):

Years Ending December 31,	Minimum Lease Payments
2017	$797
2018	822
2019	844
2020	870
2021	896
Thereafter	1,002
Total	$5,231

In addition to base rent, BioTime will pay a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord during 2017. As security for the performance of its obligations under the New Alameda Lease, BioTime provided the landlord with an initial security deposit of approximately $847,000, which will be reduced by $423,000 after the first twenty-four months of the lease term, and further reduced by an additional $346,000 after the first thirty-six months of the lease term, by applying those amounts to future rent payment obligations under the lease, if BioTime is not in default under the Lease.

BioTime also currently pays $5,050 per month for the use of office space in New York City, which is made available to BioTime by one of its directors at his cost for use in conducting meetings and other business affairs.

 Cell Cure Lease

Cell Cure has leased approximately 1,128 square meters of office and laboratory space in Jerusalem, Israel under a lease that expires between May 30, 2019 and December 31, 2020, with two additional options to extend the lease for 5 years each. Base monthly rent is approximately NIS 55,218 (approximately US $14,400 per month). In addition to base rent, Cell Cure pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

Rent expense totaled $1.5 million, $2.1 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively, included in the consolidated statements of operations.

Future minimum annual lease payments under the various operating leases, including the New Alameda Lease noted above, and capital leases, for the years ending after December 31, 2016 are as follows (in thousands):

Year Ending December 31,	Minimum lease payments(1)	Capital lease payments
2017	$1,098	$202
2018	1,045	217
2019	1,042	93
2020	1,048	-
2021	897	-
Thereafter	1,002	-
Total	$6,132	$512

(1)
Includes the lease of our principal office and laboratory facilities in Alameda, California, including the lease liability, leases of the offices and laboratory facilities of LifeMap Sciences, Cell Cure and other operating leases of lab equipment.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of December 31, 2016 and 2015.

Royalty obligations and license fees

BioTime and its subsidiaries or affiliates are parties to certain licensing agreements with research institutions, universities and other parties for the rights to use those licenses and other intellectual property in conducting research and development activities. These licensing agreements provide for the payment of royalties by BioTime or the applicable party to the agreement on future product sales, if any. In addition, in order to maintain these licenses and other rights during the product development, BioTime or the applicable party to the contract must comply with various conditions including the payment of patent related costs and annual minimum maintenance fees. Annual minimum maintenance fees are approximately $140,000 to $160,000 per year. The research and development risk for these products is significant. License fees and related expenses under these agreements were $180,000, 282,000 and $432,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Grants

BioTime accounts for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment at the inception of the grant whether the grant is a liability or a contract to perform research and development services for others. If the company receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then the company is required to estimate and recognize that liability. Alternatively, if the company receiving the grant is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others. In this case, the grant payments are recognized as income when the related research and development expense is incurred.

Under the terms of the grant agreement between Cell Cure and Israel Innovation Authority, or the IIA (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, for the development of OpRegen®, Cell Cure will be required to pay royalties on future product sales, if any, up to the amounts received from the IIA, plus interest indexed to LIBOR. Cell Cure’s research and product development activities under the grant are subject to substantial risks and uncertainties, and performed on a best efforts basis. As a result, Cell Cure is not required to make any payments under the grant agreement unless it successfully commercializes OpRegen®. Accordingly, pursuant to ASC 730-20, the Cell Cure grant is considered a contract to perform research and development services for others and grant income is recognized as the related research and development expenses are incurred.

Israeli law pertaining to such government grants contain various conditions, including substantial penalties and restrictions on the transfer of intellectual property, or the manufacture, or both, of products developed under the grant outside of Israel, as defined by the IIA.

12. Income Taxes

BioTime adopted early the provisions of Accounting Standards Update, ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a retrospective basis and due to the full valuation allowance on its deferred tax assets for all periods presented. The adoption of ASU 2015-17 did not have any impact on the consolidated financial statements.

The primary components of the deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in thousands):

Deferred tax assets/(liabilities):	2016	2015
Net operating loss carryforwards	$78,116	$78,268
Research and development and other credits	7,645	8,331
Patents and licenses	(67)	(6,860)
Equity method investments	(40,258)	(1,333)
Stock options	1,529	670
Other, net	2,248	(263)
Total	49,213	78,813
Valuation allowance	(49,213)	(78,813)
Net deferred tax liabilities	$-	$-

Income taxes differed from the amounts computed by applying the U.S. federal income tax of 34% to pretax losses from operations as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Computed tax benefit at federal statutory rate	34%	34%	34%
Research and development and other credits	(3%)	2%	3%
Permanent differences	2%	(4%)	(1%)
Change in valuation allowance	(63%)	(34%)	(24%)
State tax benefit, net of effect on federal income taxes	24%	10%	3%
Foreign rate differential	6%	(1%)	(1%)
	-%	7%	14%

As of December 31, 2016, BioTime has net operating loss carryforwards of approximately $171.1 million for federal purposes. Of this amount, $22.7 million is attributable to LifeMap Sciences, and $30.6 million is attributable to Oncocyte. As BioTime, LifeMap Sciences and OncoCyte file separate federal income tax returns, their respective net operating loss carryforwards may not be used to offset each other’s taxable income. As of December 31, 2016, BioTime has net operating losses of $95 million for state tax purposes. Of this amount, $15.1 is attributable to OncoCyte. Historically, both LifeMap Sciences and OncoCyte have been included in the combined California tax return with BioTime. As a result of the OncoCyte Deconsolidation on February 17, 2017 (see Note 16), OncoCyte will file a separate California return for tax year 2017. Accordingly, the California net operating loss carryforwards attributable to OncoCyte will not be available to BioTime or LifeMap Sciences. The federal and state net operating losses expire in varying amounts between 2018 and 2036. As of December 31, 2016, BioTime’s subsidiaries have foreign net operating loss carryforwards of approximately $58.5 million which carry forward indefinitely.

As of December 31, 2016, BioTime has research tax credit carryforwards for federal and state tax purposes of $3.8 million and $3.9 million, respectively. The federal tax credits expire between 2018 and 2036, while the state tax credits have no expiration date.

Although the Asterias Deconsolidation was not a taxable transaction to BioTime and did not result in a tax payment obligation, the $49.0 million gain on the Asterias Deconsolidation generated a deferred tax liability that was fully offset by BioTime’s net operating losses. Subsequent to the Asterias Deconsolidation, an unrealized gain of $34.3 million was recorded on the Asterias shares during the year ended December 31, 2016, which was fully offset by available net operating losses and the corresponding release of BioTime’s valuation allowance on deferred tax assets. Accordingly, BioTime did not record any provision or benefit for income taxes for the year ended December 31, 2016. The deferred tax liability generated by the Asterias shares BioTime holds are a source of taxable income as prescribed by ASC 740-10-30-17.

BioTime and Asterias completed certain transactions under a Cross-License Agreement and Share Transfer Agreement on February 16, 2016 pursuant to which BioTime transferred certain assets to Asterias. The asset transfer was a taxable transaction to BioTime generating a taxable gain of approximately $3.1 million. BioTime has sufficient current year losses from operations to offset the entire gain resulting in no income taxes due.  As the transfer of assets and the resulting taxable gain was due to a direct effect of transactions between a parent company, BioTime, and its then subsidiary, Asterias, BioTime recorded the tax effects of this gain through equity in accordance with ASC 740-20-45-11(g) with a corresponding release of the valuation allowance.

A deferred income tax benefit of $4.5 million was recorded for the year ended December 31, 2015, of which $4.8 million was related to the federal benefit and $290,000 was related to state tax expense. A deferred income tax benefit of $7.4 million was recorded for the year ended December 31, 2014, of which $5.2 million of the benefit was related to federal and $2.2 million was related to state taxes. The deferred tax benefits recorded in 2015 and 2014 were wholly attributable Asterias.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. BioTime established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries.

On December 31, 2015, BioTime distributed 4.7 million shares of OncoCyte common stock to its shareholders on a pro rata basis. The distribution was accounted for as a dividend in kind for financial reporting purposes. For income tax purposes, the distribution is treated as if BioTime had sold the shares at their fair market value, resulting in a taxable gain to BioTime of approximately $7.4 million. As part of the distribution of OncoCyte common stock in December 2015, Asterias also recognized a taxable gain $819,000. Asterias has sufficient current year losses from operations to offset the entire taxable gain resulting in no income taxes due. As the distribution was treated as a dividend in kind for financial reporting purposes, BioTime recorded the tax effect of the gain in equity instead of the tax provision in accordance ASC 740-20-45-11(g). BioTime had sufficient current year losses from operations to offset the entire taxable gain resulting in no income taxes due.

During 2015, OncoCyte sold 259,712 BioTime common shares in open market transactions that resulted in a taxable gain of $815,000. This taxable gain was fully offset by current operating losses resulting in no income taxes due from the sale.

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

BioTime files a U.S. federal income tax return as well as various state and foreign income tax returns. In general, BioTime is no longer subject to tax examination by major taxing authorities for years before 2012. Although the statute is closed for purposes of assessing additional income and tax in these years, the taxing authorities may still make adjustments to the net operating loss and credit carryforwards used in open years. Therefore, the statute should be considered open as it relates to the net operating loss and credit carryforwards.

BioTime's practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2016 and 2015, BioTime has no accrued interest and penalties. BioTime may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. BioTime's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

13. Segment Information

BioTime’s executive management team, as a group, represents the entity’s chief operating decision makers. BioTime’s executive management team views BioTime’s operations as one segment that includes, the research and development of therapeutic products for oncology, orthopedics, retinal and neurological diseases and disorders, blood and vascular system diseases and disorders, blood plasma volume expansion, diagnostic products for the early detection of cancer, and hydrogel products that may be used in surgery, and products for human embryonic stem cell research. As a result, the financial information disclosed materially represents all of the financial information related to BioTime’s sole operating segment.

14. Enterprise-wide Disclosures

Geographic Area Information

Total revenues, including license fees, royalties, grant income, and other revenues by geographic area are based on the country of domicile of the licensee or grantor (in thousands):

	Revenues for the Year Ended December 31,
Geographic Area	2016	2015	2014
Domestic	$4,497	$5,976	$3,586
Asia	1,426	1,060	1,658
Total revenues	$5,923	$7,036	$5,244

The composition of BioTime’s long-lived assets, consisting of property, plant and equipment, net, between those in the United States and in foreign countries is set forth below (in thousands):

	2016(1)	2015
Domestic	$3,418	$7,132
Foreign	2,111	407
Total	$5,529	$7,539

(1) Reflects the effect of the Asterias Deconsolidation.

Assets in foreign countries principally include laboratory equipment and leasehold improvements in Israel.

Major Sources of Revenues

The following table shows the sources of BioTime’s revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2016, 2015, and 2014:

	Revenues for the Year Ended December 31,
Sources of Revenues	2016	2015	2014
CIRM grant income	38.0%	42.7%	19.7%
NIH grant income	-%	6.5%	12.5%
IIA (formerly OCS) grant income (Cell Cure, Israel)	24.0%	14.4%	31.3%
Subscriptions, advertising and other (various customers) (1)	35.0%	29.4%	32.5%
Other (1)	3.0%	7.0%	4.0%

(1)	No individual customer greater than 5% of total revenues.

During 2016, BioTime received $972,000 and recognized $668,000 (net of $304,000 in royalty and commission fees) in net subscription and advertisement revenues through LifeMap Sciences, an online database business primarily related to its GeneCards® database. During 2015, BioTime received $1,357,000 and recognized $679,000 (net of $678,000 in royalty and commission fees) in net subscription and advertisement revenues through LifeMap Sciences.

15. Selected Quarterly Financial Information (UNAUDITED, in thousands, except per share data)

BioTime has derived this data from the unaudited consolidated interim financial statements that, in BioTime’ s opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited consolidated quarterly results should be read in conjunction with the consolidated financial statements and notes thereto included herein. The consolidated operating results in any quarter are not necessarily indicative of the consolidated results that may be expected for any future period.

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$1,848	$1,171	$1,441	$1,103
Operating expenses	25,606	15,574	10,996	12,356
Loss from operations	(23,758)	(14,403)	(9,555)	(11,253)
Net income (loss) attributable to BioTime, Inc.	(17,112)	24,549	31,199	(4,945)

Basic and diluted net income (loss) per share	$(0.19)	$0.26	$0.30	$(0.05)

Year Ended December 31, 2015
Revenues, net	$1,000	$1,749	$1,874	$1,306
Operating expenses	14,502	15,245	18,978	23,013
Loss from operations	(13,502)	(13,496)	(17,104)	(21,707)
Net loss attributable to BioTime, Inc.(1)	(10,167)	(9,691)	(13,626)	(13,507)

Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.18)	$(0.16)

(1)	Net of $4.5 million of deferred income tax benefits for 2015, entirely attributable to Asterias.

16. Subsequent Events

During February 2017, BioTime sold 7,453,704 common shares in an underwritten public offering. The offering price to the public was $2.70 per share and net proceeds to BioTime were approximately $18.7 million, after deducting underwriting discounts, commissions and expenses related to the financing.

On February 17, 2017, certain of OncoCyte investors exercised 625,000 Offering Warrants at an exercise price of $3.25 per warrant for total exercise cash proceeds of $2.0 million (the “Warrant exercise”). The Offering Warrants had been issued as part of OncoCyte’s financing that was completed on August 29, 2016 (see Note 9). In order to induce the investors to complete the Warrant exercise and, in conjunction with the Warrant exercise, OncoCyte issued new warrants to those investors (the “New Warrants”). Certain investors received 200,000 New Warrants with an exercise price of $5.50 per warrant share and the other investor received 212,500 New Warrants with an exercise of $3.25 per warrant share. The New Warrants are exercisable at any time for five years from February 17, 2017.

As a result of the issuance of 625,000 shares of OncoCyte common stock in the Warrant exercise, as of February 17, 2017, BioTime owned less than 50% of the OncoCyte outstanding common stock. Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of control factors were present with respect to OncoCyte on February 17, 2017. Accordingly, BioTime has deconsolidated OncoCyte’s financial statements and results of operations from BioTime, effective February 17, 2017, in accordance with ASC, 810-10-40-4(c), Consolidation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2016. The attestation is included with the accounting firm’s report on our audited consolidated financial statements.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The name, age, and background of each of our directors are contained under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and are incorporated herein by reference. Information about our executive officers, committees of the Board of Directors, and compensation of directors is reported under the caption “Corporate Governance” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 is reported under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information on compensation of our executive officers is reported under the caption “Executive Compensation” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information on the number of common shares of BioTime beneficially owned by each shareholder known by us to be the beneficial owner of 5% or more of our common shares, and by each director and named executive officer, and by all directors and named executive officers as a group, is contained under the caption “Principal Shareholders” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons; review, and approval or ratification of transactions with related persons; and director independence is reported under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about our Audit Committee’s pre-approval policy for audit services, and information on our principal accounting fees and services is reported under the caption “Ratification of the Selection of Our Independent Auditors” in our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a-1)	Financial Statements.

The following financial statements of BioTime, Inc. are filed in the Form 10-K:

Consolidated balance sheets
Consolidated statements of operations
Consolidated statements of comprehensive loss
Consolidated statements of changes in shareholders’ equity
Consolidated statements of cash flows

Notes to Financial Statements

(a-2)	Financial Statement Schedules

We will amend this Report to include audited financial statements of Asterias for the year ended December 31, 2016. All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(a-3)	Exhibits.

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, As Amended (2)

4.1	Specimen of Common Share Certificate (3)

4.2	Form of Warrant Issued June 2013 (4)

4.3
Warrant Agreement, dated as of October 1, 2013, as amended September 19, 2014, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC as Warrant Agent for the benefit of Asterias Biotherapeutics, Inc. (5)

4.4	Warrant Issued October 1, 2013 to Asterias Biotherapeutics, Inc. (included in Exhibit 4.7) (5)

10.1	Intellectual Property Agreement between BioTime, Inc. and Hal Sternberg (3)

10.2	Intellectual Property Agreement between BioTime, Inc. and Judith Segall (3)

10.3	2002 Stock Option Plan, as amended (6)

10.4	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. (7)

10.5	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation (8)

10.6	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (9)

10.7	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation (10)

10.8
Amended and Restated Shareholders Agreement, dated October 7, 2010, by and among ES Cell International Pte. Ltd., BioTime, Inc., Teva Pharmaceutical Industries, Limited, HBL-Hadasit Bio-Holdings, Ltd., and Cell Cure Neurosciences Ltd. (11)

10.9	Amended and Restated Research and License Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. (11)

10.10	Additional Research Agreement, dated October 7, 2010, between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd. (11)

10.11	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement (11)

10.12	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement (11)

10.13	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (12)

10.14	LifeMap, Inc. 2011 Stock Option Plan; and Form of LifeMap, Inc. Stock Option Agreement (13)

10.15	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended (14)

10.16	Form of Employee Incentive Stock Option Agreement (15)

10.17	Form of Non-employee Director Stock Option Agreement (15)

10.18	Option Agreement, dated March 4, 2014, between BioTime and certain investors (16)

10.19
Co-Development and Option Agreement, dated May 6, 2014, between LifeMap Solutions, Inc. and the Icahn School of Medicine at Mount Sinai (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (17)

10.20	LifeMap Solutions, Inc. 2014 Stock Option Plan (17)

10.21	Form of LifeMap Solutions, Inc. Incentive Stock Option Agreement (17)

10.22	Form of LifeMap Solutions, Inc. Stock Option Agreement (17)

10.23	Employment Agreement, dated December 29, 2014, between BioTime, Inc. Aditya Mohanty (18)

10.24
First Amendment to Co-Development and Option Agreement, dated March 7, 2015, between Icahn School of Medicine at Mount Sinai and LifeMap Solutions, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (19)

10.25	2012 Equity Incentive Plan, as amended (20)

10.26	Stock Purchase Agreements, dated September 14, 2015, between BioTime, Inc. and certain investors (21)

10.27
Research & Development Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (21)

10.28	License Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (21)

10.29	Stock Purchase Agreements Between BioTime and certain investors (21)

10.30	Employment Agreement, dated November 16, 2015, between BioTime, Inc. and Russell Skibsted (22)

10.31	Employment Termination and Release Agreement, dated November 18, 2015, between BioTime, Inc. and Robert W. Peabody (23)

10.32	Employment Agreement, dated November 18, 2015, between LifeMap Solutions, Inc. and Robert W. Peabody (23)

10.33	Consulting Agreement, dated November 18, 2015, between BioTime, Inc. and Robert W. Peabody (23)

10.34	Amendment of Employment Agreement, dated November 24, 2015, between BioTime, Inc. and Michael D. West (24)

10.35	Amendment of Employment Agreement, dated November 24, 2015, between BioTime, Inc. and Aditya Mohanty (24)

10.36	Lease, dated December 10, 2015, between BioTime, Inc. and BSREP Marina Village Owner LLC (25)

10.37	Cross-License Agreement, dated February 16, 2016, among Asterias Biotherapeutics, Inc., BioTime, Inc., and ES Cell International Pte. Ltd. (26)

10.38	Cell Cure Neurosciences Ltd. Share Option Plan *

10.39	Form of Cell Cure Neurosciences Ltd. Share Option Plan Option Agreement *

21.1	List of Subsidiaries *

23.1	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

101	Interactive Data File

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively

(3)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014

(6)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(7)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(8)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 9, 2008

(9)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(10)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(11)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010

(12)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(13)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(14)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(15)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

(16)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

(17)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

(18)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014

(19)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

(20)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-205661 filed with the Securities and Exchange Commission on July 15, 2015

(21)	Incorporated by reference to BioTime’s Quarterly Report on Form 10/Q for the quarter ended September 30, 2015

(22)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 16, 2015

(23)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 18, 2015

(24)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 24, 2015

(25)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed December 9, 2015

(26)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed February 18, 2016

*	Filed herewith

Item 16.	Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2017.

BIOTIME, INC.

By:	/s/Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

By:	/s/Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Signature	Title	Date

/s/Michael D. West	Co-Chief Executive Officer and	March 16, 2017
MICHAEL D. WEST, PH.D.	Director (Principal Executive Officer)

/s/Aditya Mohanty	Co-Chief Executive Officer and	March 16, 2017
ADITYA MOHANTY	Director (Principal Executive Officer)

/s/Russell Skibsted	Chief Financial Officer (Principal	March 16, 2017
RUSSELL SKIBSTED	Financial and Accounting Officer)

/s/Deborah Andrews	Director	March 16, 2017
DEBORAH ANDREWS

/s/Neal C. Bradsher	Director	March 16, 2017
NEAL C. BRADSHER

/s/Stephen C. Farrell	Director	March 16, 2017
STEPHEN C. FARRELL

/s/Alfred D. Kingsley	Director	March 16, 2017
ALFRED D. KINGSLEY

/s/Michael H. Mulroy	Director	March 16, 2017
MICHAEL H. MULROY

/s/Angus C. Russell	Director	March 16, 2017
ANGUS C. RUSSELL

/s/David Schlachet	Director	March 16, 2017
DAVID SCHLACHET