Form 10-K/A
period 2016-12-31
BIOTIME INC
filed 2017-03-29
CIK 876343

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

The number of common shares outstanding as of March 9, 2017 was110,853,754.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for 2017 Annual Meeting of Shareholders are incorporated by reference in Part III

EXPLANATORY NOTE

BioTime, Inc. ("BioTime") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017 (the "Original Filing") for the purpose of providing separate financial statements of Asterias Biotherapeutics, Inc. (“Asterias”) in accordance with Rule 3-09 of Regulation S-X.  As indicated in its Original Filing, Asterias is an equity method investee in which BioTime owns approximately 46% as of December 31, 2016.  BioTime is filing this Amendment to amend Item 15 to include audited financial statements of Asterias as of December 31, 2016 and 2015 and for each of the three years ended December 31, 2016 which were included in Asterias’ Annual Report on Form 10-K filed with the SEC on March 28, 2017 (the “Asterias Financial Statements”).

The Asterias Financial Statements were prepared and provided to BioTime by Asterias, and were not available at the time of the Original Filing.  Asterias is solely responsible for the form and content of the Asterias Financial Statements provided herewith.

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
Consolidated statements of shareholders’ equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements

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

10.28	License Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (21)

10.29	Stock Purchase Agreements Between BioTime and certain investors (21)

10.30	Employment Agreement, dated November 16, 2015, between BioTime, Inc. and Russell Skibsted (22)

10.31	Employment Termination and Release Agreement, dated November 18, 2015, between BioTime, Inc. and Robert W. Peabody (23)

10.32	Employment Agreement, dated November 18, 2015, between LifeMap Solutions, Inc. and Robert W. Peabody (23)

10.33	Consulting Agreement, dated November 18, 2015, between BioTime, Inc. and Robert W. Peabody (23)

10.34	Amendment of Employment Agreement, dated November 24, 2015, between BioTime, Inc. and Michael D. West (24)

10.35	Amendment of Employment Agreement, dated November 24, 2015, between BioTime, Inc. and Aditya Mohanty (24)

10.36	Lease, dated December 10, 2015, between BioTime, Inc. and BSREP Marina Village Owner LLC (25)

10.37	Cross-License Agreement, dated February 16, 2016, among Asterias Biotherapeutics, Inc., BioTime, Inc., and ES Cell International Pte. Ltd. (26)

10.38	Cell Cure Neurosciences Ltd. Share Option Plan (27)

10.39	Form of Cell Cure Neurosciences Ltd. Share Option Plan Option Agreement (27)

21.1	List of Subsidiaries (27)

23.1	Consent of OUM & Co. LLP (27)

23.2	Consent of OUM & Co. LLP *

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

99.1	Financial Statements of Asterias Biotherapeutics, Inc.*

101	Interactive Data File

101.INS	XBRL Instance Document (27)

101.SCH	XBRL Taxonomy Extension Schema (27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (27)

101.LAB	XBRL Taxonomy Extension Label Linkbase (27)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (27)

101.DEF	XBRL Taxonomy Extension Definition Document (27)

(1)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

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

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014

(6)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(7)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(8)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed January 9, 2008

(9)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(10)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(11)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010

(12)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(13)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(14)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(15)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

(16)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

(17)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

(18)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014

(19)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

(20)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-205661 filed with the Securities and Exchange Commission on July 15, 2015

(21)	Incorporated by reference to BioTime’s Quarterly Report on Form 10/Q for the quarter ended September 30, 2015

(22)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 16, 2015

(23)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 18, 2015

(24)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed November 24, 2015

(25)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed December 9, 2015

(26)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed February 18, 2016

(27)	Previously filed with BioTime’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 16, 2017

*	Filed herewith

(c)          Financial Statement Schedules of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The following financial statements of Asterias Biotherapeutics, Inc. are incorporated by reference to the financial statements included in Asterias’ Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017, and filed herewith as Exhibit 99.1.

Balance sheets as at December 31, 2016 and 2015
Statements of operations for the years ended December 31 2016, 2015, and 2014
Statements of comprehensive loss for the years ended December 31 2016, 2015, and 2014
Statement of stockholders’ equity for the years ended December 31 2016, 2015, and 2014
Statements of cash flows for the years ended December 31 2016, 2015, and 2014
Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2017.

BIOTIME, INC.

By:	/s/Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

By:	/s/Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer