Form 10-Q
period 2017-03-31
BIOTIME INC
filed 2017-05-10
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 110,875,610 common shares, no par value, as of May 5, 2017.

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

Deconsolidation of OncoCyte Corporation Effective February 17, 2017

Effective February 17, 2017 BioTime deconsolidated OncoCyte Corporation (“OncoCyte”) financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime’s percentage ownership in OncoCyte below 50% as a result of OncoCyte issuing 625,000 shares of its common stock pursuant to warrant exercises by certain OncoCyte shareholders.  Prior to that date, OncoCyte was a majority-owned and consolidated subsidiary of BioTime. Since February 17, 2017, BioTime has accounted for OncoCyte using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime’s consolidated statements of operations in other income and expenses, net.

BioTime’s consolidated balance sheet at December 31, 2016, as reported, includes OncoCyte’s assets and liabilities, after intercompany eliminations. However, OncoCyte’s assets and liabilities are not included in BioTime’s unaudited consolidated balance sheet at March 31, 2017 due to the deconsolidation of OncoCyte on February 17, 2017.

BioTime’s unaudited consolidated statements of operations for the three months ended March 31, 2017 include OncoCyte’s results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the deconsolidation. For the three months ended March 31, 2016, BioTime's unaudited consolidated results include OncoCyte’s results for the full period presented.

For further discussion, see Notes to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Deconsolidation of Asterias Biotherapeutics, Inc. Effective May 13, 2016

Effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of a sale of common stock by Asterias in a public offering. Prior to that date, Asterias was a majority-owned and consolidated subsidiary of BioTime. Since May 13, 2016, BioTime has accounted for Asterias using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime’s consolidated statements of operations in other income and expenses. Asterias’ assets and liabilities are not included in BioTime’s audited consolidated balance sheet at December 31, 2016 due to the deconsolidation. The fair value of Asterias shares owned by BioTime is shown on BioTime’s consolidated balance sheet as of December 31, 2016. BioTime’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 include Asterias’ results for that period, but Asterias' results are not included in BioTime’s condensed consolidated statements of operations for the three months ended March 31, 2017.

For further discussion see Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2017 (Unaudited) (Notes 1 and 3)	December 31, 2016 (Notes 1 and 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,816	$22,088
Available for sale securities	915	627
Trade accounts and grants receivable, net	206	446
Landlord receivable	-	200
Receivable from affiliates, net (Note 9)	2,807	511
Prepaid expenses and other current assets	1,513	1,777
Total current assets	29,257	25,649

Property, plant and equipment, net	4,992	5,529
Deferred license fees	90	118
Deposits and other long-term assets	977	1,031
Equity method investment in OncoCyte, at fair value (Note 4)	87,312	-
Equity method investment in Asterias, at fair value (Note 5)	73,942	100,039
Intangible assets, net	8,646	10,206
TOTAL ASSETS	$205,216	$142,572

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,947	$7,144
Capital lease liability, current portion	-	202
Promissory notes, current portion	124	99
Related party convertible debt, net of discount	1,070	833
Deferred license and subscription revenue, current portion	679	572
Total current liabilities	8,820	8,850

LONG-TERM LIABILITIES
Deferred revenues, net of current portion	231	308
Deferred rent liabilities, net of current portion	66	50
Lease liability	1,344	1,386
Capital lease, net of current and other liabilities	-	310
Related party convertible debt, net of discount	1,077	1,032
Promissory notes, net of current portion	95	120
Other long term liabilities	9	8
Deferred tax liability	3,877	-
TOTAL LIABILITIES	15,519	12,064

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common shares, no par value, 150,000 shares authorized; 110,860 shares issued and outstanding and 103,396 shares issued and 102,776 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	333,997	317,878
Accumulated other comprehensive income (loss)	408	(738)
Accumulated deficit	(147,033)	(196,321)
Treasury stock at cost: no shares as of March 31, 2017; 620 shares as of December 31, 2016	-	(2,891)
BioTime, Inc. shareholders' equity	187,372	117,928
Non-controlling interest	2,325	12,580
Total shareholders' equity	189,697	130,508
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$205,216	$142,572

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

REVENUES:
Grant income	$11	$1,487
Royalties from product sales and license fees	110	200
Subscription and advertisement revenues	264	343
Sale of research products	5	43
Total revenues	390	2,073

Cost of sales	(57)	(225)

Gross profit	333	1,848

OPERATING EXPENSES:
Research and development	6,494	13,734
General and administrative	5,101	11,872
Total operating expenses	11,595	25,606
Loss from operations	(11,262)	(23,758)
OTHER INCOME/(EXPENSES):
Interest expense, net	(306)	(132)
BioTime’s share of losses in equity method investment in Ascendance Biotechnology, Inc.	-	(235)
Gain on deconsolidation of OncoCyte	71,697	-
Loss on equity method investment in Asterias at fair value	(26,097)	-
Gain on equity method investment in OncoCyte at fair value	16,142	-
Other income, net	727	128
Total other income/(expenses), net	62,163	(239)
INCOME (LOSS) BEFORE INCOME TAXES	50,901	(23,997)

Deferred income tax provision	(3,877)	-

NET INCOME (LOSS)	47,024	(23,997)

Net loss attributable to non-controlling interest	2,264	6,885

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	$49,288	$(17,112)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.46	$(0.19)
DILUTED	$0.46	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	106,712	90,421
DILUTED	107,384	90,421

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
NET INCOME (LOSS)	$47,024	$(23,997)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	847	127
Available for sale investments:
Unrealized gain on available-for-sale securities, net of taxes	299	49
COMPREHENSIVE INCOME (LOSS)	48,170	(23,821)
Less: Comprehensive loss attributable to non-controlling interest	2,264	6,885
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$50,434	$(16,936)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to BioTime, Inc.	$49,288	$(17,112)
Net loss allocable to non-controlling interest	(2,264)	(6,885)
Adjustments to reconcile net income (loss) attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of OncoCyte (Note 3)	(71,697)	-
Unrealized loss on equity method investment in Asterias at fair value	26,097	-
Unrealized gain on equity method investment in OncoCyte at fair value	(16,142)	-
Depreciation expense, including amortization of leasehold improvements	216	429
Amortization of intangible assets	602	1,314
Stock-based compensation	1,026	3,373
Subsidiary shareholder expense for subsidiary warrants	-	3,125
Amortization of discount on related party convertible debt	253	65
Foreign currency remeasurement (gain) or loss and other	(829)	347
Deferred income tax provision	3,877	-
Deferred grant income	-	(243)
Changes in operating assets and liabilities:
Accounts and grants receivable, net	248	(36)
Receivables from affiliates, net of payables	231	-
Prepaid expenses and other current assets	338	(259)
Accounts payable and accrued liabilities	655	1,457
Other	3	112
Net cash used in operating activities	(8,098)	(14,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of cash and cash equivalents of OncoCyte	(8,898)	-
Purchase of equipment and other assets	(205)	(583)
Restricted cash	-	(815)
Payments on construction in progress	-	(267)
Other	(51)	-
Cash used in investing activities	(9,154)	(1,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	20,125	-
Fees paid on sale of common shares	(1,345)	-
Proceeds from exercises of stock options	25	49
Reimbursement from landlord on construction in progress	200	567
Repayment of capital lease obligation	(31)	(17)
Net proceeds from sale of common shares of subsidiary	-	165
Proceeds from issuance of related party convertible debt	123	-
Net cash provided by financing activities	19,097	764

Effect of exchange rate changes on cash and cash equivalents	(117)	117

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,728	(15,097)
CASH AND CASH EQUIVALENTS:
At beginning of the period	22,088	42,229
At end of the period	$23,816	$27,132

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Business Overview

General – BioTime is a clinical-stage biotechnology company focused on developing and commercializing products addressing degenerative diseases. BioTime’s clinical programs are based on two platform technologies. The foundation of BioTime’s core therapeutic technology platform is pluripotent cells that are capable of becoming any of the cell types in the human body. The foundation of BioTime’s cell delivery platform is its HyStem® 3-D cell and drug delivery matrix technology. BioTime’s current clinical programs are targeting three primary sectors, aesthetics, ophthalmology and cell/drug therapeutics delivery.

BioTime also has significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. ("Asterias") and OncoCyte Corporation ("OncoCyte"), which BioTime founded and, until recently, were majority-owned and consolidated subsidiaries. Asterias (NYSE MKT: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of high unmet medical need in the fields of neurology (spinal cord injury) and oncology (acute myeloid leukemia and lung cancer). OncoCyte (NYSE MKT: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology.

BioTime also seeks to advance early-stage programs using other new technologies through its own research programs as well as through other subsidiaries or affiliates.

As discussed in Note 3, as a result of the issuance of 625,000 shares of OncoCyte common stock from warrant exercises by certain OncoCyte shareholders, as of February 17, 2017, BioTime owned less than 50% of the OncoCyte outstanding common stock and experienced a loss of control of OncoCyte in accordance with accounting principles generally accepted in the United States (“GAAP”). Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of control factors were present with respect to OncoCyte on February 17, 2017. Accordingly, BioTime has deconsolidated OncoCyte’s financial statements and results of operations from BioTime, effective February 17, 2017 (the “OncoCyte Deconsolidation”), in accordance with Accounting Standards Codification, or ASC 810-10-40-4(c), Consolidation. Since February 17, 2017, BioTime has accounted for the OncoCyte common stock it holds using the equity method of accounting at fair value (see Note 4).

Beginning on May 13, 2016, BioTime also deconsolidated Asterias financial statements and results of operations from BioTime (the “Asterias Deconsolidation”) (see Notes 3 and 5).

2.	Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Principles of consolidation – BioTime’s consolidated financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated ReCyte Therapeutics, Inc. (“ReCyte”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”), Cell Cure Neurosciences, Ltd (“Cell Cure”), BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, Inc. (“LifeMap Sciences”) LifeMap Sciences, Ltd., and LifeMap Solutions, Inc., as BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the non-controlling interest is reflected as a separate element of shareholders' equity on BioTime’s condensed consolidated balance sheets.

Although beginning on February 17, 2017 and May 13, 2016, respectively, OncoCyte and Asterias financial statements and results is no longer a part of BioTime’s consolidated financial statements and results, the market value of OncoCyte and Asterias common stock, as of those respective dates, held by BioTime is reflected on BioTime’s consolidated balance sheet and the subsequent changes in the market value of those shares will be reflected in BioTime’s consolidated balance sheet and consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the respective OncoCyte and Asterias’ portion of BioTime’s business.

For the period from January 1, 2017 through February 16, 2017, OncoCyte’s results of operations, comprehensive income or loss, and cash flows are included with BioTime’s consolidated statement of operations, statement of comprehensive income or loss and statement of cash flows for the three months ended March 31, 2017, after intercompany eliminations (see Notes 3 and 4).

For the three months ended March 31, 2016, Asterias’ and OncoCyte’s results of operations, comprehensive income or loss and cash flows are included with BioTime’s consolidated statement of operations, statement of comprehensive income or loss and statement of cash flows, after intercompany eliminations (sees Notes 3, 4 and 5).

As of December 31, 2016, OncoCyte’s assets, liabilities and net assets are included in the consolidated balance sheet of BioTime, after intercompany eliminations.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2017, BioTime had an accumulated deficit of approximately $147 million, working capital of $20.4 million and shareholders’ equity of $190 million. BioTime has evaluated its projected cash flows and believes that its $24.7 million of cash, cash equivalents, available for sale securities and the shares of Asterias and OncoCyte, with a combined value of $161.3 million at March 31, 2017, and which may be sold in part or in their entirety, provide sufficient cash, cash equivalents, and liquidity to carry out BioTime’s current operations through at least twelve months from the issuance date of the consolidated financial statements included herein.

Although BioTime has no present plans to liquidate its holdings of Asterias or OncoCyte shares, if BioTime needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, BioTime may sell some, or all, of its Asterias or OncoCyte shares, as necessary.

BioTime’s projected cash flows are subject to various risks and uncertainties. For example, clinical trials being conducted by Cell Cure will be funded in part with funds from grants and not from cash on hand. If Cell Cure were to lose its grant funding or BioTime is unable to continue to provide working capital to Cell Cure, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. The unavailability or inadequacy of financing to meet future capital needs could force BioTime to modify, curtail, delay, or suspend some or all aspects of its planned operations. BioTime’s determination as to when it will seek new financing and the amount of financing that it will need will be based on BioTime’s evaluation of the progress it makes in its research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. BioTime cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by BioTime or its subsidiaries could result in the dilution of the interests of present shareholders.

Equity method accounting for Asterias and OncoCyte, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of a company. For equity method assets which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations in other income (expenses), net.

As further discussed in Notes 4 and 5, BioTime has elected to account for its Asterias and OncoCyte shares at fair value using the equity method of accounting because beginning on May 13, 2016 and February 17, 2017, the respective dates on which BioTime deconsolidated Asterias and OncoCyte, BioTime has not had control of Asterias and OncoCyte, as defined by GAAP, but continues to exercise significant influence over Asterias and OncoCyte. Under the fair value method, BioTime’s value in shares of common stock it holds in Asterias and OncoCyte is marked to market using the closing prices of Asterias and OncoCyte common stock on the NYSE MKT multiplied by the number of shares of Asterias and OncoCyte held by BioTime, with changes in the fair value of the Asterias and OncoCyte shares included in other income/expenses, net, in the condensed consolidated statements of operations. The Asterias and OncoCyte shares are considered level 1 assets as defined by ASC 820, Fair Value Measurements and Disclosures.

Basic and diluted net income (loss) per share attributable to common shareholders –Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by BioTime, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries.

The primary components of the weighted average number of potentially dilutive common shares used to compute diluted net income per common share for the three months ended March 31, 2017 were approximately 330,000 shares of treasury stock (see Note 10), and approximately 342,000 restricted stock units and outstanding stock options (see Note 11). For the three months ended March 31, 2016, there were no potentially dilutive common share equivalents due to the net loss reported for this period presented.

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (unaudited)
	2017	2016
Stock options	4,701	5,454
Warrants	9,395	9,395
Treasury stock	--	4,473

Adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. BioTime adopted ASU 2016-09 beginning on January 1, 2017.

In connection with the adoption of ASU 2016-09, BioTime changed its accounting policies including how it accounts for excess tax benefits and deficiencies, if any, and forfeitures, as applicable. All excess tax benefits and tax deficiencies from stock based compensation awards accounted for under ASC 718 are recognized as an income tax benefit or expense, respectively, in the consolidated statements of operations. Prior to the adoption of ASU 2016-09, BioTime recognized excess tax benefits, if any, in additional paid-in capital only if the tax deduction reduced cash income taxes payable and, excess tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, on BioTime’s consolidated statements of operations. An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Because BioTime has an insignificant number of stock option exercises during the current quarter, and BioTime’s full valuation allowance prior to March 31, 2017, the impact to BioTime’s consolidated statements of operations for any excess tax benefits or deficiencies was immaterial (see Notes 11 and 12).

Forfeitures are now accounted for as they occur instead of based on the number of awards that were expected to vest. Based on the nature and timing of BioTime’s grants, straight line expense attribution of stock based compensation for the entire award and the relatively low forfeiture rates on BioTime’s experience, the impact of adoption of ASU 2016-09 pertaining to forfeitures was not material to BioTime’s consolidated financial statements.

Recently Issued Accounting Pronouncements – The following accounting standards, which are not yet effective, are presently being evaluated by BioTime to determine the impact that they might have on its consolidated financial statements. The below recently issued accounting pronouncements should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2016.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, the amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim reporting periods within those fiscal years. Early adoption is permitted. BioTime believes the adoption of ASU 2016-18 will not have a material impact on its consolidated financial statements.

Reclassifications – For the three months ended March 31, 2016, BioTime reclassified $77,000 from subscription and advertisement revenues to royalties from product sales to conform to the presentation for the three months ended March 31, 2017.  The reclassifications had no impact on total revenues, loss from operations or net loss, as reported.

3.	Deconsolidation of OncoCyte and Asterias

On February 17, 2017, OncoCyte issued 625,000 shares of OncoCyte common stock to certain investors who exercised their OncoCyte warrants. These warrants had been issued as part of OncoCyte’s financing that was completed on August 29, 2016. As a result of this exercise and the issuance of the 625,000 shares of OncoCyte common stock, beginning on February 17, 2017, BioTime owned less than 50% of the OncoCyte outstanding common stock and experienced a loss of control of the OncoCyte subsidiary. Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of control factors were present with respect to OncoCyte on February 17, 2017. Accordingly, BioTime has deconsolidated OncoCyte’s financial statements and results of operations from BioTime, effective February 17, 2017, in accordance with ASC, 810-10-40-4(c), Consolidation, referred to as the “OncoCyte Deconsolidation”.

Beginning on February 17, 2017, BioTime is accounting for its retained noncontrolling investment in OncoCyte under the equity method of accounting and has elected the fair value option under ASC 825-10, Financial Instruments (see Note 4).

In connection with the OncoCyte Deconsolidation and in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $71.7 million during the three months ended March 31, 2017, included in other income and expenses, net, in the condensed consolidated statements of operations (see Note 12).

As previously reported, BioTime deconsolidated Asterias financial statements and results of operations from BioTime effective May 13, 2016.

4.	Equity Method Accounting for Common Stock of OncoCyte, at fair value

BioTime elected to account for its 14.7 million shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. The OncoCyte shares had a fair value of $87.3 million as of March 31, 2017 and a fair value of $71.2 million as of February 17, 2017, based on the closing price of OncoCyte common stock on the NYSE MKT of $5.95 per share and $4.85 per share on those respective dates. For the three months ended March 31, 2017, BioTime recorded an unrealized gain of $16.1 million on the OncoCyte shares due to the increase in OncoCyte's stock price from February 17, 2017 to March 31, 2017 (see Note 12).

The unaudited condensed results of operations for the three months ended March 31, 2017 and 2016, the unaudited condensed balance sheet information of OncoCyte at March 31, 2017 and the audited balance sheet information of OncoCyte at December 31, 2016 are summarized below (in thousands):

	January 1, 2017 to February 16, 2017 (unaudited)	February 17, 2017 to March 31, 2017 (unaudited)	Three Months Ended March 31, 2016 (unaudited)
Condensed Statements of Operations (1):
Research and development expense	$798	$1,049	$1,835
General and administrative expense	590	2,093	1,751
Loss from operations	(1,388)	(3,142)	(3,586)
Net loss	$(1,932)	$(3,311)	$(3,582)

	March 31, 2017 (unaudited)	December 31, 2016
Condensed Balance Sheet information (2):
Current assets	$13,452	$10,459
Noncurrent assets	1,722	1,751
	$15,174	$12,210

Current liabilities	$4,549	$1,421
Noncurrent liabilities	1,852	310
Stockholders’ equity	8,773	10,479
	$15,174	$12,210

(1) The condensed unaudited statements of operations information included in the table above for the period January 1, 2017 through February 16, 2017, and for the three months ended March 31, 2016, reflects OncoCyte results of operations included in BioTime’s consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, after intercompany eliminations. The information for OncoCyte shown for the period from February 17, 2017 through March 31, 2017 is not included in BioTime’s consolidated statements of operations for the three months ended March 31, 2017, due to the OncoCyte Deconsolidation on February 17, 2017.

(2) The condensed unaudited balance sheet information of OncoCyte in the table above, as of March 31, 2017, was not included in BioTime’s condensed consolidated balance sheet as of that date. OncoCyte’s balance sheet information as of December 31, 2016 was included in BioTime’s consolidated balance sheet at that date, after intercompany eliminations.

5.	Equity Method Accounting for Common Stock of Asterias, at fair value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The Asterias shares had a fair value of $73.9 million as of March 31, 2017 and a fair value of $100.0 million as of December 31, 2016, based on the closing price of Asterias common stock on the NYSE MKT of $3.40 per share and $4.60 per share on those respective dates. For the three months ended March 31, 2017, BioTime recorded an unrealized loss of $26.1 million on the Asterias shares due to the decrease in Asterias stock price from December 31, 2016 to March 31, 2017 (see Note 12).

The unaudited condensed results of operations for the three months ended March 31, 2017 and 2016, the unaudited condensed balance sheet information of Asterias at March 31, 2017 and the audited balance sheet information of Asterias at December 31, 2016 are summarized below (in thousands):

	Three Months Ended March 31, (unaudited)
	2017	2016
Condensed Statements of Operations (1):
Total revenue	$2,010	$1,594
Gross profit	1,957	1,541
Loss from operations	(9,107)	(11,016)
Net loss	$(6,287)	$(10,262)

	March 31, 2017 (unaudited)	December 31, 2016
Condensed Balance Sheet information (2):
Current assets	$34,164	$36,990
Noncurrent assets	23,057	24,020
	$57,221	$61,010

Current liabilities	$2,883	$6,051
Noncurrent liabilities	9,876	12,930
Stockholders’ equity	44,462	42,029
	$57,221	$61,010

(1) The condensed unaudited statement of operations information included in the table above reflects Asterias’ results of operations for the three months ended March 31, 2017 and 2016. Although the periods shown are provided for comparative purposes only, the condensed results of operations of Asterias shown for the three months ended March 31, 2017 was not included in BioTime’s consolidated statements of operations. For the three months ended March 31, 2016, Asterias information was included in BioTime condensed consolidated statements of operations, after intercompany eliminations.

(2) The condensed unaudited balance sheet information of Asterias in the table above was not included in BioTime’s condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016.

6.	Property, plant and equipment, net

At March 31, 2017 and December 31, 2016, property, plant and equipment was comprised of the following (in thousands):

	March 31, 2017 (unaudited) (1)	December 31, 2016
Equipment, furniture and fixtures	$3,802	$4,718
Leasehold improvements	4,025	3,791
Accumulated depreciation and amortization	(2,835)	(2,980)
Property, plant and equipment, net	$4,992	$5,529

(1) Reflects the effect of the OncoCyte Deconsolidation.

Depreciation expense, including amortization of leasehold improvements, amounted to $216,000 and $429,000 for the three months ended March 31, 2017 and 2016, respectively.

7.	Intangible assets, net

At March 31, 2017 and December 31, 2016, intangible assets, primarily consisting of acquired patents, and accumulated amortization were as follows (in thousands):

	March 31, 2017 (unaudited) (1)	December 31, 2016
Intangible assets	$23,294	$25,703
Accumulated amortization	(14,648)	(15,497)
Intangible assets, net	$8,646	$10,206

(1) Reflects the effect of the OncoCyte Deconsolidation.

BioTime recognized $602,000 and $1.3 million in amortization expense of intangible assets, included in research and development expenses, during the three months ended March 31, 2017 and 2016, respectively.

8.	Accounts Payable and Accrued Liabilities

At March 31, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2017 (unaudited) (1)	December 31, 2016
Accounts payable	$1,064	$1,593
Accrued expenses	3,738	3,212
Accrued compensation	1,698	1,904
Other current liabilities	447	435
Total	$6,947	$7,144

(1) Reflects the effect of the OncoCyte Deconsolidation.

9.	Related Party Transactions

Related Party Convertible Debt

Cell Cure issued certain convertible promissory notes (the “Convertible Notes”) to Cell Cure shareholders other than BioTime. At March 31, 2017, the carrying value of the Convertible Notes was $2,147,000, comprised of principal and accrued interest of $2,700,000, net of unamortized debt discount of $553,000. As of December 31, 2016, the carrying value of the Convertible Notes was $1,865,000, comprised of principal and accrued interest of $2,544,000, net of unamortized debt discount of $679,000.

The functional currency of Cell Cure is the Israeli New Shekel however the Convertible Notes are payable in United States dollars. Consequently, at each balance sheet date, Cell Cure remeasures the Convertible Notes issued to BioTime and other Cell Cure shareholders using the current exchange rate at that date pursuant to ASC 830, Foreign Currency Matters. These foreign currency remeasurement gains and losses are included in other income and expense, net. The Convertible Notes bears a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July and September 2017, and in February through August 2019. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure ordinary shares and not with cash. The conversion feature of the Convertible Notes issued is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated range of fair values from $28.00 per share to $40.00 per share of Cell Cure ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature, equal to the intrinsic value ranging from $8 per share to $20 per share, is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding debt discount on the Convertible Notes’ issuance date. This debt discount is amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate between 11% and 23%.

As of March 31, 2017, certain tranches of the Convertible Notes in the amount of $614,000, including principal and accrued interest, had matured and are due and payable to Cell Cure shareholders other than BioTime. Cell Cure is currently negotiating the terms of renewal of the Convertible Notes with the holders.

Shared Facilities and Service Agreements with Affiliates

The receivables from affiliates shown on the condensed consolidated balance sheet as of March 31, 2017 primarily represents amounts owed to BioTime from OncoCyte and other affiliates under the Shared Facilities and Service Agreement as follows:

On October 8, 2009, OncoCyte and BioTime entered into a Shared Facilities and Services Agreement (“Shared Facilities Agreement”). Under the terms of the Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime’s premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a “Use Fee” for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte costs incurred, including costs for services of Bio Time employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs although BioTime elected not to charge this markup from the inception of the Shared Facilities Agreement through December 31, 2015. For allocated costs incurred beginning on January 1, 2016, BioTime is charging the 5% markup. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through March 31, 2017, BioTime has not charged OncoCyte any interest.

In addition to the Use Fees, OncoCyte will reimburse BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of OncoCyte, provided that invoices documenting such costs are delivered to OncoCyte with each invoice for the Use Fee. BioTime will have no obligation to purchase or acquire any office supplies or other goods and materials or any services for OncoCyte, and if any such supplies, goods, materials or services are obtained for OncoCyte, BioTime may arrange for the suppliers to invoice OncoCyte directly.

The Shared Facilities Agreement will remain in effect, unless either party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement is otherwise terminated under another provision of the agreement.

As of March 31, 2017, BioTime has a $2.6 million receivable from OncoCyte included in receivable from affiliates, net, on account of Use Fees incurred by OncoCyte under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the receivable is classified as a current asset. The remaining $0.2 million receivable from affiliate is due from Ascendance Biotechnology, Inc. (“Ascendance”), an equity method investee of BioTime, net of allowance for doubtful accounts, for similar shared services performed by BioTime for Ascendance. BioTime has a similar Shared Facilities Agreement with Asterias and as of March 31, 2017, there was no net receivable from Asterias. As of December 31, 2016, BioTime had a receivable from Asterias of approximately $0.3 million which was paid during the three months ended March 31, 2017.

BioTime accounts for receivables from affiliates, net of payables to affiliates, if any, for similar shared services and other transactions BioTime’s consolidated subsidiaries may enter into with nonconsolidated affiliates. BioTime and the affiliates record those receivables and payables on a net basis since BioTime and the affiliate have a legal right of offset of the receivable and the payable, intend to offset those receivables and payables, and settle the balances net by having the party that owes the other party pay the net balance owed.

Other related party transaction

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

Common Shares

BioTime is authorized to issue 150,000,000 common shares with no par value. As of December 31, 2016, BioTime had 103,396,245 issued and 102,776,539 outstanding common shares. This difference of 619,706 shares between issued and outstanding common shares, as of December 31, 2016, was attributed to the BioTime shares held by OncoCyte which were accounted for as treasury stock on the condensed consolidated balance sheet while OncoCyte was a consolidated subsidiary. Beginning on February 17, 2017, and in connection with the OncoCyte Deconsolidation, those treasury shares are considered to be issued and outstanding BioTime common shares.

As of March 31, 2017, BioTime had 110,860,004 issued and outstanding common shares and no outstanding treasury stock.

During February 2017, BioTime sold 7,453,704 common shares in an underwritten public offering. The offering price to the public was $2.70 per share and net proceeds to BioTime were approximately $18.8 million, after deducting underwriting discounts, commissions and expenses related to the financing.

11.	Stock Option Plans

BioTime has adopted a 2012 Equity Incentive Plan (the “2012 Plan”) under which BioTime has reserved 10,000,000 common shares for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price of Options
December 31, 2016	2,894	6,958	100	$3.60
Options granted	(583)	583	-	3.06
Options exercised	-	(9)	-	2.66
Options forfeited/cancelled	281	(336)	-	3.90
March 31, 2017	2,592	7,196	100	$3.55

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	Three Months Ended March 31, (unaudited)
	2017	2016
Expected life (in years)	6.08	6.08
Risk-free interest rates	2.07%	1.60%
Volatility	59.83%	62.05%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2017	2016
Research and development	$331	$1,206
General and administrative	695	2,167
Total stock-based compensation expense	$1,026	$3,373

12.	Income Taxes

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate as prescribed by ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances and changes in valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where BioTime conducts business. ASC 740-270 also states that if an entity is unable to reliably estimate a part of its ordinary income or loss, the income tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.

For items that BioTime cannot reliably estimate on an annual basis (principally unrealized gains or losses generated on its Asterias and OncoCyte shares due to the changes in the respective stock prices of Asterias and OncoCyte), BioTime uses the actual year to date effective tax rate rather than an estimated annual effective tax rate to determine the tax effect of that item, including the use of all available net operating losses and other credits or deferred tax assets.

In connection with the deconsolidation of Asterias and OncoCyte (see Note 3), although neither deconsolidation was a taxable transaction to BioTime and did not create a current income tax payment obligation to BioTime, the market value of the respective shares BioTime holds creates a deferred tax liability to BioTime based on the closing price of the security, less the tax basis of the security BioTime has in such shares. The deferred tax liability generated by the Asterias and OncoCyte shares that BioTime holds as of March 31, 2017, is a source of future taxable income to BioTime, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of those deferred tax liabilities. This deferred tax liability is determined based on the closing price of those securities as of March 31, 2017. Due to the inherent unpredictability of future prices of these securities, BioTime cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to Asterias and OncoCyte shares, determined based on the actual closing price on the interim period end date being reported on, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the interim period in which they occur.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

For federal income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte as discussed in Note 3 and the deferred tax liabilities generated from the Asterias and OncoCyte share market values from their respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock price through March 31, 2017, BioTime's deferred tax liabilities exceeded its deferred tax assets by $3.9 million as of March 31, 2017. Accordingly, as of March 31, 2017, for federal income tax purposes, BioTime released its entire valuation allowance and recognized a federal deferred income tax expense of $3.9 million during the three months ended March 31, 2017. For state income tax purposes, BioTime has a full valuation allowance on its state deferred tax assets as of March 31, 2017 and December 31, 2016 and, accordingly, no state tax provision or benefit was recorded for any period presented.

BioTime established a full valuation allowance as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Accordingly, BioTime did not record any provision or benefit for income taxes for the three months ended March 31, 2016.

On February 16, 2016, BioTime and Asterias completed certain transactions under a Cross-License Agreement and Share Transfer Agreement pursuant to which BioTime transferred certain assets to Asterias. The asset transfer was a taxable transaction to BioTime generating a taxable gain of approximately $3.1 million. BioTime had sufficient current year losses from operations to offset the entire gain resulting in no income taxes due. As the transfer of assets and the resulting taxable gain was due to a direct effect of transactions between the then parent company, BioTime, and its then subsidiary, Asterias, BioTime recorded the tax effects of this gain through equity in accordance with ASC 740-20-45-11(g) during the three months ended March 31, 2016.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of March 31, 2017 and December 31, 2016.

14.	Subsequent Events

On April 6, 2017, BioTime, entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which BioTime may offer and sell, from time to time, through Cantor Fitzgerald, shares of BioTime common stock, no par value per share, having an aggregate offering price of up to $25,000,000.

BioTime is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE MKT, to sell the shares from time to time based upon BioTime’s instructions, including any price, time or size limits specified by BioTime. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness of BioTime’s Registration Statement on Form S-3 (File No. 333-217182) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2017, and Amendment No. 1 to the Registration Statement, filed with the SEC on May 2, 2017, which the SEC declared effective on May 5, 2017.

BioTime will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cantor Fitzgerald with customary indemnification and contribution rights. The Sales Agreement may be terminated by Cantor Fitzgerald or BioTime at any time upon notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in BioTime’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While BioTime may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the BioTime’s estimates change, and readers should not rely on those forward-looking statements as representing BioTime’s views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and BioTime can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this Quarterly Report because of numerous factors, many of which are beyond the control of BioTime. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of BioTime’s Form 10-K for the year ended December 31, 2016.

The following discussion should be read in conjunction with BioTime interim condensed consolidated financial statements and the related notes provided under “Item 1- Financial Statements” above.

Company and Business Overview

We are a clinical-stage biotechnology company focused on developing and commercializing products addressing degenerative diseases. Our clinical programs are based on two platform technologies. The foundation of our core therapeutic technology platform is pluripotent cells that are capable of becoming any of the cell types in the human body. The foundation of our cell delivery platform is our HyStem® 3-D cell and drug delivery matrix technology. Our current clinical programs are targeting three primary sectors, aesthetics, ophthalmology and cell/drug delivery.

We also have significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. ("Asterias") and OncoCyte Corporation ("OncoCyte"), which we founded and, until recently, were majority-owned and consolidated subsidiaries. Asterias (NYSE MKT: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of high unmet medical need in the fields of neurology (spinal cord injury) and oncology (acute myeloid leukemia and lung cancer). OncoCyte (NYSE MKT: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology.

We may also seek to advance early-stage programs using other new technologies through our own research programs as well as through other subsidiaries or affiliates.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Interim Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Equity method of accounting for OncoCyte, at fair value – We use the equity method of accounting when we have the ability to exercise significant influence, but not control as defined under GAAP, over the operating and financial policies of a company in which we hold equity securities. Under the equity method of accounting for OncoCyte, which we have elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations as a non-operating gain or loss from equity securities held included in other income and expenses, net.

As further discussed in Notes 3 and 4 to our condensed consolidated interim financial statements included elsewhere in this report, beginning on February 17, 2017, we owned less than 50% of the outstanding shares of OncoCyte common stock and no longer had a controlling financial interest in OncoCyte. Although we no longer have control of OncoCyte, as defined by GAAP, we continue to exercise significant influence over OncoCyte and have accounted for OncoCyte using the equity method of accounting, electing the fair value method. Under the fair value method, the OncoCyte shares are marked to market using the closing price of its common stock on the NYSE MKT multiplied by the number of shares we hold, with changes in the fair value of the shares included in other income/expenses, net, in our consolidated statements of operations. The OncoCyte shares are considered a level 1 asset as defined by ASC 820.

Results of Operations

BioTime deconsolidated Asterias and OncoCyte financial statements and results of operations from BioTime’s consolidated financial statements and results of operations beginning on May 13, 2016 and February 17, 2017, respectively, as further discussed below.

OncoCyte Condensed Unaudited Balance Sheet Information (in thousands)

	March 31, 2017 (unaudited)	December 31, 2016
Condensed Balance Sheet information (1):
Current assets	$13,452	$10,459
Noncurrent assets	1,722	1,751
	$15,174	$12,210

Current liabilities	$4,549	$1,421
Noncurrent liabilities	1,852	310
Stockholders’ equity	8,773	10,479
	$15,174	$12,210

(1) The condensed unaudited OncoCyte balance sheet information as of December 31, 2016 in the table above was included in our consolidated balance sheet at December 31, 2016, after intercompany eliminations. The March 31, 2017 unaudited OncoCyte balance sheet is shown for comparative purposes only as we have deconsolidated OncoCyte’s financial statements effective February 17, 2017.

Primary components of OncoCyte’s assets and liabilities included in BioTime at December 31, 2016

At December 31, 2016, the primary components of OncoCyte’s assets and liabilities included in our consolidated balance sheet, after intercompany eliminations, were as follows: OncoCyte’s current assets were cash and cash equivalents of $10.2 million and prepaid expenses and other current assets of $0.3 million; the primary components of noncurrent assets of OncoCyte were intangible assets, net, of $1.0 million and property, plant and equipment, net of $0.7 million; the primary components of OncoCyte’s liabilities were accounts payable and accrued liabilities of $1.2 million and a capital lease liability of $0.5 million.

Comparison of Three Months Ended March 31, 2017 and 2016 (in thousands)

In order to provide comparability of the results of BioTime due to the deconsolidation of OncoCyte and Asterias, the following tables provide consolidated results of operations of BioTime for the three months ended March 31, 2017 and 2016, then show the results of operations of OncoCyte that are included in BioTime’s consolidated results for the period from January 1, 2017 through February 16, 2017 (47 days), and the results of operations of OncoCyte and Asterias that are included in BioTime’s consolidated results for the three months ended March 31, 2016, after intercompany eliminations, to arrive at the BioTime consolidated results less OncoCyte and Asterias (in thousands).

	Three Months Ended March 31, 2017 (unaudited)			Three Months Ended March 31, 2016 (unaudited)
	Consolidated Results of Operations	Less OncoCyte	Consolidated Results less OncoCyte	Consolidated Results of Operations	Less Asterias and OncoCyte	Consolidated Results less Asterias and OncoCyte
REVENUES:
Grant income	$11	$-	$11	$1,487	$1,487	$-
Royalties from product sales and license fees	110	-	110	200	107	93
Subscription and advertisement revenues	264	-	264	343	-	343
Sale of research products	5		5	43	-	43
Total revenues	390	-	390	2,073	1,594	479

Cost of sales	(57)	-	(57)	(225)	(53)	(172)

Gross Profit	333	-	333	1,848	1,541	307

OPERATING EXPENSES:
Research and development	6,494	798	5,696	13,734	8,175	5,559
General and administrative	5,101	590	4,511	11,872	7,968	3,904
Total operating expenses	11,595	1,388	10,207	25,606	16,143	9,463

BioTime total revenues decreased by approximately $1.7 million for the three months ended March 31, 2017 as compared to the same period in the prior year primarily related to the deconsolidation of Asterias, which contributed to $1.6 million in revenues during the prior year period principally from grant income when Asterias was consolidated and included with BioTime. The total decrease in revenues was also attributed to a decrease of approximately $0.1 million from subscription and advertising revenues earned by LifeMap Sciences. OncoCyte generated no revenues for any period presented.

Cost of sales for the first three months ended March 31, 2017 decreased in line with the decrease in the various streams of revenues other than grant income.

The amounts in the tables below are BioTime’s consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31 (unaudited)		$ Increase/	% Increase/
	2017	2016	(Decrease)	(Decrease)
Research and development expenses	$6,494	$13,734	$(7,240)	-52.7%
General and administrative expenses	5,101	11,872	(6,771)	-57.0%

Research and development expenses – Research and development expenses for the three months ended March 31, 2017 decreased by $7.2 million as compared to the prior year primarily due to the deconsolidation of OncoCyte and Asterias, which combined, contributed to $8.2 million of research and developments expenses incurred for the three months ended March 31, 2016, as compared to $0.8 million of expenses attributable to OncoCyte prior to its deconsolidation during the three months ended March 31, 2017. This $7.2 million decrease was offset by increases of approximately $1.0 million of expenses related to BioTime’s therapeutic programs as shown in the table below.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects during the three months ended March 31, 2017 and 2016 (in thousands).

		Amount(1)		Percent
Company	Program	2017	2016	2017	2016
BioTime, ESI and OrthoCyte	PureStem® progenitor and pluripotent cell lines, and related research products, orthopedic therapy	$1,925	$1,835	29.6%	13.3%
BioTime	Renevia® and other HyStem ® products and research	1,065	958	16.4%	6.9%
BioTime	Hextend®	-	13	0.0%	0.1%
Cell Cure(2)	OpRegen®	1,651	902	25.4%	6.6%
ReCyte Therapeutics	Cardiovascular therapy	291	203	4.5%	1.5%
Subtotal therapeutic projects		4,932	3,911	75.9%	28.4%

Asterias	Pluripotent cell therapy programs	-	6,340	0.0%	46.2%

LifeMap Sciences(3)	Databases and mobile health products	764	1,648	11.8%	12.0%
OncoCyte(4)	Cancer diagnostics	798	1,835	12.3%	13.4%
Subtotal non-therapeutic projects		1,562	9,823	24.1%	71.6%

Total projects		$6,494	$13,734	100.0%	100.0%

(1)
Amount includes research and development expenses incurred directly by the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	Cell Cure expenses, although shown at 100% in the table, are funded 75% by BioTime and 25% by non-controlling Cell Cure shareholders.
(3)	Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences.
(4)	For the three months ended March 31, 2017, includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

General and administrative expenses – General and administrative expenses decreased by $6.8 million during the three months ended March 31, 2017 as compared to 2016 primarily due to the deconsolidation of OncoCyte and Asterias, which combined contributed to $8.0 million of expenses in the prior year period when those subsidiaries were consolidated with BioTime, as compared to $0.6 million of expenses incurred by OncoCyte during the three months ended March 31, 2017 prior to the OncoCyte Deconsolidation. This total decrease in our general and administrative expenses was offset by increases in BioTime’s general and administrative expenses amounting to $0.9 million discussed below.

The following table shows the amount of our general and administrative expenses and those related to our subsidiaries and affiliates during the three months ended March 31, 2017 and 2016 (in thousands):

	Amount(1)		Percent
Company	2017	2016	2017	2016
BioTime	$3,546	$2,593	69.5%	21.8%
Cell Cure	271	333	5.3%	2.8%
ReCyte Therapeutics	170	161	3.3%	1.4%
ESI	20	44	0.4%	0.4%
Subtotal therapeutic entities	4,007	3,131	78.5%	26.4%

Asterias	-	6,217	0.0%	52.4%

LifeMap Sciences(2)	504	773	9.9%	6.5%
OncoCyte(3)	590	1,751	11.6%	14.7%
Subtotal non-therapeutic entities	1,094	8,741	21.5%	73.6%

Total	$5,101	$11,872	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.
(2)	Includes LifeMap Solutions, Inc., a wholly-owned subsidiary of LifeMap Sciences.
(3)	For the three months ended March 31, 2017, includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The increase of $0.9 million related to BioTime general and administrative expenses for the first quarter of 2017 compared to the first quarter of 2016 were primarily comprised of the following: an increase of $0.3 million in compensation and related expenses due to additional key personnel hires in the latter part of 2016 and early 2017, including our Senior Vice President of Corporate Development hired in October 2016 and our General Counsel hired in February 2017, an increase of $0.2 million in rent expense under the lease for our new office and laboratory facilities, which commenced in February 2016, an increase of $0.2 million in investor relations expenses, and an increase of $0.1 million in consulting fees.

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

Other income/(expenses), net

The following table shows the amount of other income and expenses, net, during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, (unaudited)
Other income/(expenses), net	2017	2016
Gain on deconsolidation of OncoCyte	$71,697	$-
Loss on equity method investment in Asterias at fair value	(26,097)	-
Gain on equity method investment in OncoCyte at fair value	16,142	-
Other income/(expense), net	421	(239)
Total other income/(expense), net	$62,163	$(239)

Unrealized gain on deconsolidation of OncoCyte – During the three months ended March 31, 2017, we recorded an unrealized gain of $71.7 million in connection with the OncoCyte Deconsolidation on February 17, 2017.

Unrealized loss on Asterias shares– We own 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. Our Asterias shares had a fair value of approximately $74.0 million and $100.0 million as of March 31, 2017 and December 31, 2016, respectively, based on the closing price of Asterias common stock on the NYSE MKT of $3.40 per share and $4.60 per share on those respective dates. For the three months ended March 31, 2017, we recorded an unrealized loss of $26.1 million on our Asterias shares due to the decrease in Asterias stock price from December 31, 2016 to March 31, 2017.

Unrealized gain on OncoCyte shares– We own 14.7 million shares of common stock of OncoCyte. We elected to account for our shares in OncoCyte at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. Our OncoCyte shares had a fair value of $87.3 million and $71.2 million as of March 31, 2017 and February 17, 2017, respectively, based on the closing price of OncoCyte common stock on the NYSE MKT of $5.95 per share and $4.85 per share on those respective dates. For the three months ended March 31, 2017, we recorded an unrealized gain of $16.1 million on our OncoCyte shares due to the increase in OncoCyte stock price from February 17, 2017 to March 31, 2017.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market prices of our Asterias and OncoCyte shares, which could significantly impact our net income or loss reported in our consolidated statements of operations for each period.

Other income/(expense), net – Other income and expenses, net, in 2017 and 2016 consist primarily of net foreign currency transaction gains and losses recognized by ESI and by Cell Cure and interest expense and interest income. Foreign currency transaction gains and losses for the three months ended March 31, 2017 and 2016 are principally related to the remeasurement of the US dollar denominated convertible notes payable by Cell Cure to BioTime and other Cell Cure shareholders.

Income Taxes –The deconsolidation of Asterias and OncoCyte financial statements from BioTime were not taxable transactions and did not create a current income tax payment obligation.  The market value of the Asterias and OncoCyte shares we hold creates a deferred tax liability to us based on the closing market price of the shares, less our tax basis in the shares.  The deferred tax liability generated by the Asterias and OncoCyte shares that we hold is a source of taxable income to us that will more likely than not result in the realization of our deferred tax assets to the extent of those deferred tax liabilities. Because the deferred tax liabilities are determined based on the closing prices of those shares and, due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liabilities pertaining to Asterias and OncoCyte shares, measured as of the period end being reported on, and the related impacts to the valuation allowance changes and deferred tax assets, are recorded in the interim period in which they occur.

A valuation allowance is provided when it is more likely than not that some portion of our deferred tax assets will not be realized.

For federal income tax purposes, our deferred tax liabilities exceeded our deferred tax assets by $3.9 million as of March 31, 2017, reflecting the Asterias and OncoCyte deferred tax liabilities generated on and after the respective dates of the Asterias Deconsolidation and the OncoCyte Deconsolidation, and changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices through March 31, 2017.  Accordingly, as of March 31, 2017, we released our entire valuation allowance and recognized a federal deferred income tax expense of $3.9 million during the three months ended March 31, 2017.  For state income tax purposes, we have a full valuation allowance on our state deferred tax assets as of March 31, 2017 and December 31, 2016 and, accordingly, we did not record any state tax provision or benefit for all periods presented.

We had established a full valuation allowance as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the three months ended March 31, 2016.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of Asterias and OncoCyte from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

Liquidity and Capital Resources

At March 31, 2017, we had $24.7 million of cash, cash equivalents, and available for sale securities on hand.

Based on the March 31, 2017 closing prices of Asterias and OncoCyte common stock on the NYSE MKT, the shares of Asterias and OncoCyte owned by BioTime had a combined estimated market value of $161.3 million. Although we have no present plans to liquidate our holdings of Asterias or OncoCyte shares, if we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some or all of our Asterias or OncoCyte shares, as necessary. The market value shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2017, we had an accumulated deficit of approximately $147 million, working capital of $20.4 million and shareholders’ equity of $190 million. We have evaluated our projected cash flows and we believe that our $24.7 million in cash, cash equivalents, and available for sale securities and the combined value of $161.3 million in Asterias and OncoCyte shares, at March 31, 2017, provide sufficient cash, cash equivalents, and liquidity to carry out our current operations through at least twelve months from the issuance date of the consolidated financial statements included elsewhere in this report.

Our projected cash flows are subject to various risks and uncertainties. For example, clinical trials being conducted by Cell Cure will be funded in part with funds from grants and not from cash on hand. If Cell Cure were to lose its grant funding or we are unable to continue to provide working capital to Cell Cure, or both, it may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. We cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of present shareholders.

Cash flows used in operating activities

During the three months ended March 31, 2017, our total research and development expenses were $6.5 million and our general and administrative expenditures were $5.1 million. Net income attributable to BioTime for the three months ended March 31, 2017 amounted to $49.3 million. Net cash used in operating activities during this period amounted to $8.1 million. The difference between the net income attributable to us and net cash used in operating activities during the three months ended March 31, 2017 was primarily attributable to the following noncash items: $71.7 million gain recorded on the OncoCyte deconsolidation, $2.3 million loss attributable to non-controlling shareholders, $26.1 million unrealized loss on the Asterias shares we own due to a decline in the Asterias stock price, $16.1 million unrealized gain on the OncoCyte shares we own due to an increase in the OncoCyte stock price since the OncoCyte Deconsolidation, deferred federal income tax expense of $3.9 million, non-cash stock-based compensation expense of $1.0 million, $0.8 million in foreign currency remeasurement gain and depreciation and amortization expenses of $0.8 million. Changes in working capital impacted our cash used in operations by $1.5 million as a net source of cash.

Cash flows used in investing activities

During the three months ended March 31, 2017, we used $9.2 million in cash for investing activities. The primary components of this use of cash were $8.9 million resulting from the deconsolidation of OncoCyte’s cash and cash equivalents balance and $0.2 million used to purchase property, plant and equipment.

Cash flows generated by financing activities

During the three months ended March 31, 2017, we generated $19.1 million in cash from financing activities. The primary components of the sources of cash from financing activities were $18.8 million in net proceeds from the sale were 7,453,704 common shares in an underwritten public offering, after deducting underwriting discounts, commissions and expenses related to the financing, $0.2 million reimbursement from our landlord on tenant improvements, and $0.1 million in related party convertible loans obtained by Cell Cure from shareholders other than BioTime.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Equity Method Accounting for Asterias and OncoCyte shares at fair value

We account for our Asterias and OncoCyte shares using the equity method of accounting fair value option. The value of those shares is subject to changes in the stock prices. Asterias and OncoCyte common stock trade on the NYSE MKT under the ticker symbols “AST” and "OCX", respectively.  As of March 31, 2017, the 52-week high/low closing stock price per share range for Asterias was $5.65 to $2.35, and for OncoCyte was $7.70 to $3.25.

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

From time to time, we and our subsidiaries may be involved in routine litigation incidental to the conduct of our business. We are not presently a party to any pending litigation.  Cell Cure is presently a party to two pending opposition proceedings in the European Patent Office (EPO) involving EP Patent Numbers 2147094 (issued 08-Oct-2014) and 2554661 (issued 19-Nov-2014), both entitled, “Stem Cell-Derived Retinal Pigment Epithelial Cells”. The Oral Proceedings took place on March 16, 2017 and March 17, 2017, respectively.  Both patents were upheld by the EPO.  The decisions may be appealed for up to two months after the receipt of the written decision.  The written decision for EP Patent Number 2147094, was received on May 3, 2017.  Both patents relate to our OpRegen® product and provide protection until April 2028.  If appealed, Cell Cure will continue to vigorously defend these patents and does not believe the outcome will materially alter the protection or positioning of the OpRegen® product in the market. There are additional patent applications pending that if issued will provide further protection for OpRegen®.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should consider the following risk factors, together with all of the other information included in this report and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially adversely affect our proposed operations, business prospects, and financial condition, and the value of an investment in our business. There may be other factors that are not mentioned here or of which we are not presently aware that could also affect our business operations and prospects.

We have incurred operating losses since inception and we do not know if we will attain profitability

Our operating losses for the three months ended March 31, 2017 and for the fiscal years ended December 31, 2016 and 2015, were $11.3 million, $59 million and $65.8 million, respectively, and we had an accumulated deficit of $147 million as of March 31, 2017. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine

•	We are attempting to develop new medical products and technology.

•
Many of our experimental products and technologies have not been applied in human medicine and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they were developed.

•
The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $6.5 million during the three months ended March 31, 2017, and $36.1 million and $42.6 million during the fiscal years ended December 31, 2016 and 2015, respectively.

•
If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with other companies. Any such arrangements may be dilutive to our ownership or economic interest in the products. In addition, we may discontinue one or more of the research or product development programs. Other programs slated for development including those we plan to consolidate in a new subsidiary, AgeX Therapeutics, Inc., may be delayed or discontinued should adequate funding on acceptable terms not be available. We incurred research and development expenses amounting to approximately $1.8 million related to our early stage research programs during the quarter ended March 31, 2017.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•
At March 31, 2017, we had $23.8 million of cash and cash equivalents on hand. During the three months ended March 31, 2017, we raised approximately $18.8 million after underwriting discounts and other expenses through the sale of our common stock, but there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•
We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as Amended (2)

10.1	Form of OncoCyte Corporation Warrant Exercise Agreement (3)

10.2	Form of OncoCyte Corporation Alternate Warrant Exercise Agreement (3)

10.3	Form of OncoCyte Corporation Warrant, Exercise Price $3.25 (4)

10.4	Form of OncoCyte Corporation Warrant, Exercise Price $5.50 (4)

10.5	Controlled Equity OfferingSM Sales Agreement, dated as of April 6, 2017, between BioTime, Inc. and Cantor Fitzgerald & Co. (5)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101 INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema*

101CAL	XBRL Taxonomy Extension Calculation Linkbase*

101LAB	XBRL Taxonomy Extension Label Linkbase*

101PRE	XBRL Taxonomy Extension Presentation Linkbase*

101DEF	XBRL Taxonomy Extension Definition Document*

(1)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to OncoCyte Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017.

(4)	Incorporated by reference to OncoCyte Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 27, 2017.

(5)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-217182, filed with the Securities and Exchange Commission on April 6, 2017.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 10, 2017	/s/ Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

Date: May 10, 2017	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Date: May 10, 2017	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer