Form 10-Q
period 2017-06-30
BIOTIME INC
filed 2017-08-09
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 115,804,052 common shares, no par value, as of August 9, 2017.

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Financial Statements, and under Risk Factors in this Report. Words such as “expects,” “may,” “will,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements.

References to “we” means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Deconsolidation of OncoCyte Corporation Effective February 17, 2017

Effective February 17, 2017 BioTime deconsolidated OncoCyte Corporation’s (“OncoCyte”) financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime’s percentage ownership in OncoCyte below 50% as a result of OncoCyte issuing 625,000 shares of its common stock pursuant to warrant exercises by certain OncoCyte shareholders. Prior to that date, OncoCyte was a majority-owned and consolidated subsidiary of BioTime. Since February 17, 2017, BioTime has accounted for OncoCyte using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime’s condensed consolidated statements of operations in other income and expenses, net.

BioTime’s condensed consolidated balance sheet at December 31, 2016, as reported, includes OncoCyte’s assets and liabilities, after intercompany eliminations. However, OncoCyte’s assets and liabilities are not included in BioTime’s unaudited condensed consolidated balance sheet at June 30, 2017 due to the deconsolidation of OncoCyte on February 17, 2017. The fair value of OncoCyte shares owned by BioTime is shown on BioTime’s condensed consolidated balance sheet as of June 30, 2017.

OncoCyte’s results are not included in BioTime’s condensed consolidated statements of operations for the three months ended June 30, 2017. BioTime’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 include OncoCyte’s results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the deconsolidation. For the three and six months ended June 30, 2016, BioTime’s unaudited condensed consolidated results include OncoCyte’s results for the full period presented.

For further discussion, see Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Deconsolidation of Asterias Biotherapeutics, Inc. Effective May 13, 2016

Effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. (“Asterias”) financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime’s percentage ownership in Asterias from 57.1% to 48.7% as a result of a sale of common stock by Asterias in a public offering. Prior to that date, Asterias was a majority-owned and consolidated subsidiary of BioTime. Since May 13, 2016, BioTime has accounted for Asterias using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime’s condensed consolidated statements of operations in other income and expenses, net. Asterias’ assets and liabilities are not included in BioTime’s audited condensed consolidated balance sheet at December 31, 2016 due to the deconsolidation. The fair value of Asterias shares owned by BioTime is shown on BioTime’s condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016. BioTime’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 include Asterias’ results for the period through May 12, 2016, the day immediately preceding the deconsolidation. Asterias’ results are not included in BioTime’s condensed consolidated statements of operations for the three and six months ended June 30, 2017.

For further discussion see Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1.	Financial Statements

 BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2017 (Unaudited) (Notes 1 and 3)	December 31, 2016 (Notes 1 and 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,550	$22,088
Restricted cash equivalents in escrow	5,100	-
Available for sale securities	1,220	627
Trade accounts and other receivables	360	646
Receivable from affiliates, net (Note 9)	2,706	511
Prepaid expenses and other current assets	1,589	1,777
Total current assets	25,525	25,649

Property, plant and equipment, net	5,240	5,529
Deposits and other long term assets	1,014	1,149
Equity method investment in OncoCyte, at fair value (Note 4)	76,306	-
Equity method investment in Asterias, at fair value (Note 5)	77,204	100,039
Intangible assets, net	8,064	10,206
TOTAL ASSETS	$193,353	$142,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,130	$7,144
Escrow liability	5,100	-
Capital lease liability, current portion	-	202
Promissory notes, current portion	124	99
Related party convertible debt, net of discount	2,555	833
Deferred revenues, current portion	621	572
Total current liabilities	13,530	8,850

LONG-TERM LIABILITIES
Deferred revenues, net of current portion	154	308
Deferred rent liabilities, net of current portion	79	50
Lease liability	1,301	1,386
Capital lease liability, net of current and other liabilities	-	310
Related party convertible debt, net of discount	-	1,032
Promissory notes, net of current portion	95	120
Other long term liabilities	9	8
TOTAL LIABILITIES	15,168	12,064

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common shares, no par value, 150,000 shares authorized (Note 10); 110,876 shares issued and outstanding and 103,396 shares issued and 102,776 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	334,538	317,878
Accumulated other comprehensive income (loss)	271	(738)
Accumulated deficit	(158,684)	(196,321)
Treasury stock at cost: no shares as of June 30, 2017; 620 shares as of December 31, 2016	-	(2,891)
BioTime, Inc. shareholders’ equity	176,125	117,928
Non-controlling interest	2,060	12,580
Total shareholders’ equity	178,185	130,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$193,353	$142,572

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Grant income	$-	$760	$11	$2,247
Royalties from product sales and license fees	81	86	191	286
Subscription and advertisement revenues	300	288	564	631
Sale of research products	-	132	5	176
Total revenues	381	1,266	771	3,340

Cost of sales	(5)	(95)	(62)	(320)

Gross Profit	376	1,171	709	3,020

OPERATING EXPENSES:
Research and development	(6,271)	(8,938)	(12,765)	(22,671)
General and administrative	(4,423)	(6,636)	(9,524)	(18,509)
Total operating expenses	(10,694)	(15,574)	(22,289)	(41,180)
Loss from operations	(10,318)	(14,403)	(21,580)	(38,160)
OTHER INCOME/(EXPENSES):
Interest expense, net	(413)	(76)	(719)	(88)
BioTime’s share of losses in equity method investment in Ascendance Biotechnology, Inc.	-	(98)	-	(333)
Gain on deconsolidation of Asterias	-	49,048	-	49,048
Gain on deconsolidation of OncoCyte	-	-	71,697	-
Gain (loss) on equity method investment in Asterias at fair value	3,262	(13,483)	(22,835)	(13,483)
Gain (loss) on equity method investment in OncoCyte at fair value	(11,006)	-	5,136	-
Other income, net	2,371	237	3,098	363
Total other income/(expense), net	(5,786)	35,628	56,377	35,507
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(16,104)	21,225	34,797	(2,653)

Deferred income tax benefit	3,877	-	-	-

NET INCOME (LOSS)	(12,227)	21,225	34,797	(2,653)

Net loss attributable to noncontrolling interests	576	3,324	2,840	10,091

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	$(11,651)	$24,549	$37,637	$7,438

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.11)	$0.26	$0.35	$0.08
DILUTED	$(0.11)	$0.26	$0.34	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	110,874	93,240	108,804	91,831
DILUTED	110,874	95,801	109,296	95,360

 See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$(12,227)	$21,225	$34,797	$(2,653)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(440)	(254)	405	(27)
Available for sale investments:
Unrealized gain (loss) on available-for-sale securities, net of taxes	304	(190)	603	(240)
COMPREHENSIVE INCOME (LOSS)	(12,363)	20,781	35,805	(2,920)
Less: Comprehensive loss attributable to non-controlling interest	576	3,324	2,840	10,091
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(11,787)	$24,105	$38,645	$7,171

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to BioTime, Inc.	$37,637	$7,438
Net loss allocable to noncontrolling interests	(2,840)	(10,091)
Adjustments to reconcile net income attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of Asterias	-	(49,048)
Gain on deconsolidation of OncoCyte	(71,697)	-
Unrealized loss on equity method investment in Asterias at fair value	22,835	13,483
Unrealized gain on equity method investment in OncoCyte at fair value	(5,136)	-
Depreciation expense, including amortization of leasehold improvements	421	748
Amortization of intangible assets	1,184	2,292
Stock-based compensation	1,930	5,593
Subsidiary shareholder expense for subsidiary warrants	-	3,125
Amortization of discount on related party convertible debt	640	245
Foreign currency remeasurement (gain) or loss and other	(1,814)	883
Gain on sale of assets	(1,754)	-
Changes in operating assets and liabilities:
Accounts and grants receivable, net	299	(54)
Deferred revenue	-	1,496
Receivables from affiliates, net of payables	332	-
Prepaid expenses and other current assets	105	(396)
Accounts payable and accrued liabilities	841	(211)
Other	(144)	(62)
Net cash used in operating activities	(17,161)	(24,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of cash and cash equivalents of OncoCyte	(8,898)	-
Deconsolidation of cash and cash equivalents of Asterias	-	(8,376)
Purchase of equipment and other assets	(474)	(1,384)
Restricted cash equivalents in escrow	(5,100)	-
Payments on construction in progress	-	(278)
Other	(12)	22
Cash used in investing activities	(14,484)	(10,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	20,125	17,500
Fees paid on sale of common shares	(1,669)	(1,311)
Proceeds deposited in escrow account	5,100	-
Proceeds from exercises of stock options	29	2,015
Reimbursement from landlord on construction in progress	198	411
Shares retired to pay for employees’ taxes	(31)	-
Repayment of capital lease obligation	(31)	(74)
Net proceeds from sale of common shares of subsidiary	-	171
Proceeds from issuance of related party convertible debt	299	1,019
Net cash provided by financing activities	24,020	19,731

Effect of exchange rate changes on cash and cash equivalents	87	317

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,538)	(14,527)
CASH AND CASH EQUIVALENTS:
At beginning of the period	22,088	42,229
At end of the period	$14,550	$27,702

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Business Overview

General – BioTime is a clinical-stage, biotechnology company focused on developing and commercializing products addressing degenerative diseases. Its clinical programs are targeting three primary sectors: aesthetics, ophthalmology and cell/drug delivery. BioTime’s clinical programs are based on two platform technologies, one in cell therapy and one in cell/drug delivery. The foundation of BioTime’s core therapeutic technology platform is pluripotent cells that are capable of becoming any of the cell types in the human body. The foundation of BioTime’s cell delivery platform is its HyStem® 3-D cell and drug delivery matrix technology.

BioTime also has significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. (“Asterias”) and OncoCyte Corporation (“OncoCyte”), which BioTime founded and, until recently, were majority-owned and consolidated subsidiaries. Asterias (NYSE MKT: AST) is developing three clinical-stage programs that have the potential to address areas of high unmet medical need in the fields of neurology (spinal cord injury) and oncology (acute myeloid leukemia and lung cancer). OncoCyte (NYSE MKT: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology.

Beginning on February 17, 2017, BioTime deconsolidated OncoCyte’s financial statements and results of operations from BioTime (the “OncoCyte Deconsolidation”) (see Notes 3 and 4).

Beginning on May 13, 2016, BioTime also deconsolidated Asterias financial statements and results of operations from BioTime (the “Asterias Deconsolidation”) (see Notes 3 and 5).

BioTime also seeks to leverage its substantial intellectual property portfolio by advancing early-stage programs. On January 6, 2017, BioTime formed AgeX Therapeutics, Inc. (“AgeX”), a wholly-owned subsidiary, to continue development of early-stage programs. AgeX will focus on the development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders. Its initial programs will focus on utilizing brown adipose tissue (“brown fat”) targeting diabetes and obesity, regenerative vascular progenitors for cardiovascular repair and our PureStem® technology with new discoveries in telomerase manipulation to create induced tissue regeneration (“iTR”). AgeX may pursue other early-stage programs. See Notes 2 and 13 regarding liquidity and funding of AgeX by potential new investors.

2.	Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Principles of consolidation – BioTime’s consolidated financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated ReCyte Therapeutics, Inc. (“ReCyte”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”), Cell Cure Neurosciences, Ltd (“Cell Cure”), BioTime Asia, Limited (“BioTime Asia”), LifeMap Sciences, Inc. (“LifeMap Sciences”) LifeMap Sciences, Ltd., LifeMap Solutions, Inc. (“LifeMap Solutions”) and AgeX Therapeutics, Inc. (“AgeX”), as BioTime has the ability to control their operating and financial decisions and policies through its ownership or representation on the board of directors, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on BioTime’s condensed consolidated balance sheets.

Although beginning on February 17, 2017 and May 13, 2016, respectively, OncoCyte and Asterias financial statements and results are no longer a part of BioTime’s consolidated financial statements and results, the market value of OncoCyte and Asterias common stock, as of those respective dates, held by BioTime is reflected on BioTime’s consolidated balance sheet and the subsequent changes in the market value of those shares will be reflected in BioTime’s consolidated balance sheet and consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the respective OncoCyte and Asterias’ portion of BioTime’s business.

As of December 31, 2016, OncoCyte’s assets, liabilities and net assets are included in the consolidated balance sheet of BioTime, after intercompany eliminations.

OncoCyte’s results of operations, comprehensive income or loss, and cash flows for the period from January 1, 2017 through February 16, 2017 are included in BioTime’s condensed consolidated statement of operations, condensed statement of comprehensive income or loss and condensed statement of cash flows for the six months ended June 30, 2017, after intercompany eliminations (see Notes 3 and 4). OncoCyte’s results are not included in BioTime’s condensed consolidated statements of operations for the three months ended June 30, 2017.

OncoCyte’s results of operations, comprehensive income or loss and cash flows for the three and six months ended June 30, 2016 are included in BioTime’s condensed consolidated statement of operations, condensed statement of comprehensive income or loss and condensed statement of cash flows, after intercompany eliminations (sees Notes 3 and 4).

Asterias’ results of operations, comprehensive income or loss, and cash flows for the period from January 1, 2016 through May 12, 2016 are included in BioTime’s condensed consolidated statement of operations, condensed statement of comprehensive income or loss and condensed statement of cash flows for the three and six months ended June 30, 2016.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2017, BioTime had an accumulated deficit of approximately $159 million, working capital of $12 million and shareholders’ equity of $178 million. BioTime has evaluated its projected cash flows and believes that its $15.8 million of cash, cash equivalents and available for sale securities, and its shares of Asterias and OncoCyte, with a combined value of $153.5 million at June 30, 2017, which may be sold in part or in their entirety, provide sufficient cash, cash equivalents and liquidity to carry out BioTime’s current operations through at least twelve months from the issuance date of the condensed consolidated financial statements included herein. Although BioTime has no present plans to liquidate its holdings of Asterias or OncoCyte shares, if BioTime needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, BioTime may sell some, or all, of its Asterias or OncoCyte shares, as necessary.

BioTime’s projected cash flows are subject to various risks and uncertainties. For example, clinical trials for BioTime’s OpRegen® program will be funded in part with funds from grants and not from cash on hand. If the OpRegen® program were to lose its grant funding or BioTime is unable to continue to provide working capital to fund OpRegen®, or both, BioTime may be required to delay, postpone, or cancel its clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail its operations unless it is able to obtain adequate financing from another source that could be used for its clinical trial. The unavailability or inadequacy of financing to meet future capital needs could force BioTime to modify, curtail, delay, or suspend some or all aspects of its planned operations. BioTime’s determination as to when it will seek new financing and the amount of financing that it will need will be based on BioTime’s evaluation of the progress it makes in its research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. BioTime cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by BioTime or its subsidiaries could result in the dilution of the interests of present shareholders.

Upon completion of the offer and sale of AgeX common stock to new investors AgeX will have $10 million of cash capital to fund its operations and early-stage, pre-clinical programs (see Note 13). However, BioTime cannot assure that that adequate financing will be available to AgeX in the future to fund the AgeX programs.

Equity method accounting for Asterias and OncoCyte, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of a company. For equity method investments which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the consolidated statements of operations in other income and expenses, net.

As further discussed in Notes 4 and 5, BioTime has elected to account for its Asterias and OncoCyte shares at fair value using the equity method of accounting because beginning on May 13, 2016 and February 17, 2017, the respective dates on which BioTime deconsolidated Asterias and OncoCyte, BioTime has not had control of Asterias and OncoCyte, as defined by GAAP, but BioTime continues to exercise significant influence over Asterias and OncoCyte. Under the fair value method, the value of the shares of common stock BioTime holds in Asterias and OncoCyte is marked to market using the closing prices of Asterias and OncoCyte common stock on the NYSE MKT multiplied by the number of shares of Asterias and OncoCyte held by BioTime, with changes in the fair value of the Asterias and OncoCyte shares included in other income and expenses, net, in the condensed consolidated statements of operations. The Asterias and OncoCyte shares are considered level 1 assets as defined by ASC 820, Fair Value Measurements and Disclosures.

Basic and diluted net income (loss) per share attributable to common shareholders –Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by BioTime, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the three months ended June 30, 2017, there were no potentially dilutive common share equivalents due to the net loss reported for this period presented. The primary components of the weighted average number of potentially dilutive common shares used to compute diluted net income per common share for the six months ended June 30, 2017 were approximately 164,000 shares of treasury stock (see Note 10), and approximately 328,000 restricted stock units and outstanding stock options (see Note 11). The primary components of weighted average shares of potentially dilutive common shares used to compute diluted net income per common share for the three months ended June 30, 2016 were approximately 2.4 million shares of treasury stock (see Note 10), and approximately 164,000 restricted stock units and outstanding stock options. For the six months ended June 30, 2016 potentially dilutive shares were approximately 3.4 million shares of treasury stock and approximately 94,000 restricted stock units and outstanding stock options (see Note 11).

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	5,035	5,644	4,459	5,679
Warrants	9,395	9,395	9,395	9,395

Recently Issued Accounting Pronouncements –The recently issued accounting pronouncement discussed below should be read in conjunction with the other recently issued accounting pronouncements as applicable and disclosed in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, to clarify existing guidance and reduce diversity in practice about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires modification accounting to a share-based award unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award, as equity or liability instrument, is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. BioTime applies the three-step test to all modifications, if any, or as they occur, and if all the conditions are not met, applies modification accounting. BioTime believes the adoption of ASU 2017-09 will not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgments and estimates may be required in the revenue recognition process than are required under existing GAAP. The revised revenue standard is effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

In connection with the OncoCyte Deconsolidation and in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $71.7 million during the six months ended June 30, 2017, included in other income and expenses, net, in the condensed consolidated statements of operations (see Note 12).

As previously reported, BioTime deconsolidated Asterias’ financial statements and results of operations from BioTime effective May 13, 2016.

4.	Equity Method Accounting for Common Stock of OncoCyte, at fair value

BioTime elected to account for its 14.7 million shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. The OncoCyte shares had a fair value of $76.3 million as of June 30, 2017 and a fair value of $71.2 million as of February 17, 2017, based on the closing prices of OncoCyte common stock on the NYSE MKT of $5.20 per share and $4.85 per share on those respective dates. For the three months ended June 30, 2017, BioTime recorded an unrealized loss of $11 million on the OncoCyte shares due to the decrease in OncoCyte’s stock price from March 31, 2017 to June 30, 2017 based on the closing prices of OncoCyte common stock on the NYSE MKT of $5.95 per share and $5.20 per share on those respective dates. For the six months ended June 30, 2017, BioTime recorded an unrealized gain of $5.1 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to June 30, 2017, based on the closing prices of OncoCyte common stock on the NYSE MKT of $4.85 per share and $5.20 per share on those respective dates.

The unaudited condensed results of operations for the three and six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period January 1, 2017 to February 16, 2017
	2017	2016	2017	2016
Condensed Statements of Operations (unaudited) (1):
Research and development expense	$1,997	$1,195	$3,881	$2,884	$798
General and administrative expense	1,115	1,067	3,158	2,081	377
Sales and marketing expense	477	270	1,132	499	213
Loss from operations	(3,589)	(2,532)	(8,121)	(5,464)	(1,388)
Net loss	$(3,804)	$(2,543)	$(8,509)	$(5,471)	$(1,392)

(1) The condensed unaudited statements of operations information included in the table above for the period January 1, 2017 through February 16, 2017, and for the three and six months ended June 30, 2016, reflects OncoCyte results of operations included in BioTime’s condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, as applicable, respectively, after intercompany eliminations. The information for OncoCyte shown for the period from February 17, 2017 through June 30, 2017 is not included in BioTime’s condensed consolidated statements of operations for the three and six months ended June 30, 2017, due to the OncoCyte Deconsolidation on February 17, 2017.

5.	Equity Method Accounting for Common Stock of Asterias, at fair value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The Asterias shares had a fair value of $77.2 million as of June 30, 2017 and a fair value of $100 million as of December 31, 2016, based on the closing prices of Asterias common stock on the NYSE MKT of $3.55 per share and $4.60 per share on those respective dates. For the three months ended June 30, 2017, BioTime recorded an unrealized gain of $3.3 million on the Asterias shares due to the increase in Asterias’ stock price from March 31, 2017 to June 30, 2017, based on the closing prices of Asterias common stock on the NYSE MKT of $3.40 per share and $3.55 per share on those respective dates. For the six months ended June 30, 2017, BioTime recorded an unrealized loss of $22.8 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2016 to June 30, 2017, based on the closing prices of Asterias common stock on the NYSE MKT of $4.60 per share and $3.55 per share on those respective dates.

The unaudited condensed results of operations for the three and six months ended June 30, 2017 and 2016 and for the period from January 1, 2016 through May 12, 2016 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period January 1, 2016 to May 12, 2016
	2017	2016	2017	2016
Condensed Statements of Operations (unaudited) (1):
Total revenue	$316	$1,532	$2,326	$3,126	$2,354
Gross profit	298	1,526	2,256	3,067	2,301
Loss from operations	(8,533)	(7,074)	(17,640)	(18,166)	(13,944)
Net loss	$(8,728)	$(5,159)	$(15,015)	$(15,496)	$(13,113)

(1) The condensed unaudited statement of operations information included in the table above reflects Asterias’ results of operations for the three and six months ended June 30, 2017 and 2016. Although the periods shown are provided for comparative purposes only, the condensed results of operations of Asterias shown for the three and six months ended June 30, 2017 were not included in BioTime’s condensed consolidated statements of operations. The unaudited results of operations of Asterias for the period January 1, 2016 through May 12, 2016 only are included in the unaudited condensed consolidated results of BioTime for the three and six months ended June 30, 2016 due to the Asterias Deconsolidation on May 13, 2016.

6.	Property, plant and equipment, net

At June 30, 2017 and December 31, 2016, property, plant and equipment was comprised of the following (in thousands):

	June 30, 2017 (unaudited) (1)	December 31, 2016
Equipment, furniture and fixtures	$4,001	$4,718
Leasehold improvements	4,016	3,791
Accumulated depreciation and amortization	(2,777)	(2,980)
Property, plant and equipment, net	$5,240	$5,529

(1) Reflects the effect of the OncoCyte Deconsolidation.

Depreciation expense, including amortization of leasehold improvements, amounted to $421,000 and $748,000 for the six months ended June 30, 2017 and 2016, respectively.

7.	Intangible assets, net

At June 30, 2017 and December 31, 2016, intangible assets, primarily consisting of acquired patents, and accumulated amortization were as follows (in thousands):

	June 30, 2017 (unaudited) (1)	December 31, 2016
Intangible assets	$23,294	$25,703
Accumulated amortization	(15,230)	(15,497)
Intangible assets, net	$8,064	$10,206

(1) Reflects the effect of the OncoCyte Deconsolidation.

BioTime recognized $1.2 million and $2.3 million in amortization expense of intangible assets, included in research and development expenses, during the six months ended June 30, 2017 and 2016, respectively.

8.	Accounts Payable and Accrued Liabilities

At June 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2017 (unaudited) (1)	December 31, 2016
Accounts payable	$752	$1,593
Accrued expenses	2,385	3,212
Accrued compensation	1,461	1,904
Other current liabilities	532	435
Total	$5,130	$7,144

(1) Reflects the effect of the OncoCyte Deconsolidation.

9.	Related Party Transactions

Related Party Convertible Debt

Cell Cure issued certain convertible promissory notes (the “Convertible Notes”) to Cell Cure shareholders other than BioTime. At June 30, 2017, the carrying value of the Convertible Notes was $2,555,000, comprised of principal and accrued interest of $2,898,000, net of unamortized debt discount of $343,000. As of December 31, 2016, the carrying value of the Convertible Notes was $1,865,000, comprised of principal and accrued interest of $2,544,000, net of unamortized debt discount of $679,000.

The functional currency of Cell Cure is the Israeli New Shekel however the Convertible Notes are payable in United States dollars. Consequently, at each balance sheet date, Cell Cure remeasures the Convertible Notes issued to BioTime and other Cell Cure shareholders using the current exchange rate at that date pursuant to ASC 830, Foreign Currency Matters. These foreign currency remeasurement gains and losses are included in other income and expense, net. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, is due and payable on various maturity dates in July 2017 and September 2017, and in February 2019 through August 2019. The outstanding principal balance of the Convertible Notes with accrued interest is convertible into Cell Cure ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes must be settled with Cell Cure ordinary shares and not with cash. The conversion feature of the Convertible Notes issued is not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it is not a freestanding financial instrument and the underlying Cell Cure ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes are accounted for under ASC 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, BioTime determined that a beneficial conversion feature (“BCF”) was present on the issuance dates of the Convertible Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer’s capital stock. Since the effective conversion price of $20.00 per share is less than the estimated range of fair values from $28.00 per share to $40.00 per share of Cell Cure ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature, equal to the intrinsic value ranging from $8 per share to $20 per share, is present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF is recorded as an addition to equity with a corresponding debt discount on the Convertible Notes’ issuance date. This debt discount is amortized to interest expense using the effective interest method over the three-year term of the debt, representing an approximate effective annual interest rate between 11% and 23%.

As of June 30, 2017, certain tranches of the Convertible Notes had matured and were due and payable to Cell Cure shareholders other than BioTime. However, as further discussed in Note 14, on July 10, 2017, BioTime purchased all of the outstanding Convertible Notes held by Hadasit Bio-Holdings Ltd. (“HBL”), a Cell Cure shareholder that held substantially all of the Convertible Notes issued by Cell Cure to shareholders other than BioTime. On the same date, BioTime also purchased all of the Cell Cure ordinary shares held by HBL and Teva Pharmaceutical Industries Ltd. and as of that date BioTime held 99.8% of the issued and outstanding Cell Cure ordinary shares.

Shared Facilities and Service Agreements with Affiliates

The receivables from affiliates shown on the condensed consolidated balance sheet as of June 30, 2017 primarily represents amounts owed to BioTime from OncoCyte under a Shared Facilities and Service Agreement (the “Shared Facilities Agreement”). Under the terms of the Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime’s premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a “Use Fee” for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte costs incurred, including costs for services of BioTime employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs although BioTime elected not to charge this markup from the inception of the Shared Facilities Agreement through December 31, 2015. For allocated costs incurred beginning on January 1, 2016, BioTime is charging the 5% markup. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through June 30, 2017, BioTime has not charged OncoCyte any interest.

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

As of June 30, 2017, BioTime has a $2.5 million receivable from OncoCyte included in receivable from affiliates, net, on account of Use Fees incurred by OncoCyte under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the receivable is classified as a current asset. The remaining $0.2 million receivable from affiliate is due from Ascendance Biotechnology, Inc. (“Ascendance”), an equity method investee of BioTime, net of allowance for doubtful accounts, for similar shared services performed by BioTime for Ascendance. BioTime has a similar Shared Facilities Agreement with Asterias and as of June 30, 2017 there was no net receivable from Asterias. As of December 31, 2016, BioTime had a receivable from Asterias of approximately $0.3 million which was paid during the six months ended June 30, 2017.

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

10.	Shareholders’ Equity

Preferred Shares

BioTime is authorized to issue 2,000,000 preferred shares. The preferred shares may be issued in one or more series as the board of directors may determine by resolution. The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issuance of shares of that series. There are no preferred shares issued and outstanding.

Common Shares

BioTime is authorized to issue 150,000,000 common shares with no par value. An amendment of BioTime’s Articles of Incorporation increasing BioTime’s authorized common shares from 125,000,000 to 150,000,000 (the “Articles Amendment”) was approved by BioTime shareholders at the 2016 Annual Meeting of Shareholders and a Certificate of Amendment to BioTime’s Articles of Incorporation was subsequently filed with the State of California to reflect the increase. While BioTime believes that shareholder approval of the Articles Amendment was properly obtained, there may be uncertainty with respect to the validity or effectiveness of that approval because certain common shares held by brokers or other nominees and with respect to which the beneficial owners had not provided voting instructions were voted by the brokers or nominees in favor of the Articles Amendment in accordance with the rules of the New York Stock Exchange. Certain statements made in BioTime’s definitive proxy statement for the 2016 Annual Meeting of Shareholders were inconsistent with the voting rights of the brokers and nominees who did not receive voting instructions from the beneficial owners of the shares. As a result, BioTime has re-submitted the Articles Amendment for shareholder approval at its 2017 Annual Meeting of Shareholders, which was held on August 9, 2017, and the shareholders reaffirmed and approved the Articles Amendment for 150,000,000 authorized shares on that date (see Note 14). BioTime will file a Certificate of Amendment to its Articles of Incorporation which will supersede the Certificate of Amendment filed during June 2016, which will confirm that the authorized number of common shares is 150,000,000.

As of June 30, 2017, BioTime had 110,875,610 issued and outstanding common shares and no outstanding treasury stock. As of December 31, 2016, BioTime had 103,396,245 issued and 102,776,539 outstanding common shares. This difference of 619,706 shares between issued and outstanding common shares, as of December 31, 2016, was attributed to the BioTime shares held by OncoCyte which were accounted for as treasury stock on the condensed consolidated balance sheet while OncoCyte was a consolidated subsidiary. Beginning on February 17, 2017, and in connection with the OncoCyte Deconsolidation, those treasury shares are considered to be issued and outstanding BioTime common shares.

During February 2017, BioTime sold 7,453,704 common shares in an underwritten public offering. The offering price to the public was $2.70 per share and net proceeds to BioTime were approximately $18.5 million, after deducting underwriting discounts, commissions and expenses related to the financing.

On April 6, 2017, BioTime, entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which BioTime may offer and sell, from time to time, through Cantor Fitzgerald, shares of BioTime common stock, no par value per share, having an aggregate offering price of up to $25,000,000. BioTime is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE MKT, to sell the shares from time to time based upon BioTime’s instructions, including any price, time or size limits specified by BioTime. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness of BioTime’s Registration Statement on Form S-3 (File No. 333-217182) (the “Registration Statement”), filed with the Securities and Exchange Commission which became effective on May 5, 2017.

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

On July 10, 2017, BioTime issued 4,924,542 common shares valued at $15.2 million to purchase Cell Cure ordinary shares and Convertible Notes held by certain Cell Cure shareholders. See Notes 9 and 14.

Transactions with Noncontrolling Interests of LifeMap Sciences and LifeMap Solutions

On June 6, 2017, BioTime increased its ownership in LifeMap Sciences from 78% to 82% and obtained a direct 100% ownership interest in LifeMap Solutions, of which 78% was previously indirectly owned by BioTime through LifeMap Sciences, for settlement and cancellation of certain intercompany debt owed by LifeMap Sciences. This transaction resulted in a $3.1 million equity transfer, at carrying value, between BioTime, LifeMap Sciences and LifeMap Solutions recorded in shareholders’ equity as of June 30, 2017, in accordance with the guidance under ASC 810-10-45-23.

BioTime accounts for a change in ownership interests in its subsidiaries that does not result in a change of control of the subsidiary by BioTime under the provisions of ASC 810-10-45-23. Under this guidance, changes in a controlling shareholder’s ownership interest that do not result in a change of control, as defined by GAAP, in the subsidiary are accounted for as equity transactions. Thus, if the controlling shareholder retains control, no gain or loss is recognized in the statement of operations of the controlling shareholder. Similarly, the controlling shareholder will not record any additional acquisition adjustments to reflect its subsequent purchases of additional shares in the subsidiary if there is no change of control. Only a proportional and immediate transfer of carrying value between the controlling and the noncontrolling shareholders occurs based on the respective ownership percentages.

11.	Stock Option Plans

BioTime adopted the 2012 Equity Incentive Plan, as amended (the “2012 Plan”), under which BioTime reserved 16,000,000 common shares for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price of Options
December 31, 2016	2,894	6,958	100	$3.60
Increase to the 2012 Plan option pool	6,000	-	-	-
Options granted	(1,509)	1,509	-	3.12
Options exercised	-	(9)	-	2.66
Restricted stock units vested	-	-	(25)	n/a
Options forfeited/cancelled	410	(590)	-	4.02
June 30, 2017	7,795	7,868	75	$3.49
Options exercisable at June 30, 2017		3,811		$3.74

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Six Months Ended June 30,
	2017	2016
Expected life (in years)	6.08	6.07
Risk-free interest rates	1.92%	1.45%
Volatility	59.80%	61.78%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$166	$579	$496	$1,785
General and administrative	739	1,641	1,434	3,808
Total stock-based compensation expense	$905	$2,220	$1,930	$5,593

12.	Income Taxes

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

In connection with the deconsolidation of Asterias and OncoCyte (see Note 3), although neither deconsolidation was a taxable transaction to BioTime and did not create a current income tax payment obligation to BioTime, the market value of the respective shares BioTime holds creates a deferred tax liability to BioTime based on the closing price of the security, less the tax basis of the security BioTime has in such shares. The deferred tax liability generated by the Asterias and OncoCyte shares that BioTime holds as of June 30, 2017, is a source of future taxable income to BioTime, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of those deferred tax liabilities. This deferred tax liability is determined based on the closing price of those securities as of June 30, 2017. Due to the inherent unpredictability of future prices of these securities, BioTime cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to Asterias and OncoCyte shares, determined based on the actual closing price on the interim period end date being reported on, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the interim period in which they occur.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

For federal income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte as discussed in Note 3 and the deferred tax liabilities generated from the Asterias and OncoCyte share market values from their respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock price through June 30, 2017, BioTime’s deferred tax assets exceeded its deferred tax liabilities as of June 30, 2017. Accordingly, as of June 30, 2017, for federal income tax purposes, BioTime established a full valuation allowance on its deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. Consequently, the $3.9 million tax provision recognized in the first quarter of 2017 was reversed in the second quarter of 2017, resulting in no tax provision or benefit for the six months ended June 30, 2017. For state income tax purposes, BioTime has a full valuation allowance on its state deferred tax assets as of June 30, 2017 and December 31, 2016 and, accordingly, no state tax provision or benefit was recorded for any period presented.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of June 30, 2017 and December 31, 2016.

AgeX Therapeutics Restricted Cash and Escrow Liability

On January 6, 2017, BioTime formed AgeX Therapeutics, Inc., a wholly-owned subsidiary, to continue development of early-stage programs. AgeX will focus on the development of technology primarily related to regenerative medicine relevant to diseases of aging, technologies related to metabolic disorders based on the properties of brown fat, and therapies for vascular diseases, defects, and disorders. AgeX may also pursue other early-stage programs using BioTime’s PureStem® technology and ESI pluripotent stem cell lines and technology.

On June 12, 2017, AgeX entered into an Escrow Agreement with Wells Fargo Bank (“Escrow Agent”) to hold funds deposited by potential new investors in AgeX (the “AgeX Investors”) for the purchase of AgeX common stock in a private offering. At June 30, 2017, the escrowed funds were restricted as to use for operating purposes to both AgeX and BioTime until disbursed by the Escrow Agent in accordance with directions from AgeX. After the conditions to the sale of AgeX common stock are met, and the funds held in escrow are disbursed to AgeX, shares of AgeX common stock will be issued to the AgeX Investors. If the conditions of the sale are not satisfied, the escrow funds will be returned to the AgeX Investors. AgeX has control and responsibility to direct the investments in the escrow account, including disbursement requests in accordance with the Escrow Agreement. Any interest earned on the escrow account accrues to AgeX, regardless to whom the escrow funds are disbursed.

As of June 30, 2017, AgeX had received $5.1 million in the escrow account from certain AgeX Investors but the conditions required by AgeX for the sale of the AgeX common stock had not been satisfied as of that date. Accordingly, AgeX recorded the $5.1 million as a restricted cash equivalent and a corresponding escrow liability on the condensed consolidated balance sheet at June 30, 2017.

Second Amended and Restated License Agreement

On June 15, 2017, Cell Cure entered into a Second Amended and Restated License Agreement (the “License Agreement”) with Hadasit Medical Research Services and Development Ltd. (“Hadasit”), the commercial arm and a wholly-owned subsidiary of Hadassah Medical Organization. Pursuant to the License Agreement, Hadasit granted Cell Cure an exclusive, worldwide, royalty bearing license (with the right to grant sublicenses) in its intellectual property portfolio of materials and technology related to human stem cell derived photoreceptor cells and retinal pigment epithelial cells (the “Licensed IP”), to use, commercialize and exploit any part thereof, in any manner whatsoever in the fields of the development and exploitation of (i) human stem cell derived photoreceptor cells, solely for use in cell therapy for the diagnosis, amelioration, prevention and treatment of eye disorders, and (ii) human stem cell derived retinal pigment epithelial cells, solely for use in cell therapy for the diagnosis, amelioration, prevention and treatment of eye disorders.

As consideration for the Licensed IP, Cell Cure will pay a small one-time lump sum payment, a royalty in the mid single digits of net sales from sales of Licensed IP by any invoicing entity, and a royalty of between 15 and 25 percent of sublicensing receipts. In addition, Cell Cure will pay Hadasit an annual minimal non-refundable royalty, which will become due and payable the first January 1 following the completion of services to Cell Cure by a research laboratory.

Cell Cure agreed to pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase IIB clinical trial, upon the enrollment of the first patient in the first Phase III clinical trials, upon delivery of the report for the first Phase III clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of June 30, 2017, Cell Cure had not accrued any milestone payments under the License Agreement.

The License Agreement terminates upon the expiration of Cell Cure’s obligation to pay royalties for all licensed products, unless earlier terminated. In addition, the License Agreement may be terminated by (i) Hadasit if, among other reasons, Cell Cure fails to continue the clinical development of the Licensed IP or fails to take actions to commercialize or sell the Licensed IP over any consecutive 12 month period, and (ii) by either party for (a) a material breach which remains uncured following a cure period, or (b) the granting of a winding-up order in respect of the other party, or upon an order being granted against the other party for the appointment of a receiver or a liquidator in respect of a substantial portion of such other party’s assets. The License Agreement also contains mutual confidentiality obligations of Cell Cure and Hadasit, and indemnification obligations of Cell Cure.

14.	Subsequent Events

On July 10, 2017, BioTime purchased all of the outstanding Cell Cure Convertible Notes and Cell Cure ordinary shares held by Hadasit Bio-Holdings Ltd. (“HBL”), a Cell Cure shareholder that owned 21.2% of the issued and outstanding Cell Cure ordinary shares and substantially all of the Cell Cure Convertible Notes issued by Cell Cure shareholders other than BioTime. On the same date, BioTime also purchased all of the Cell Cure ordinary shares owned by Teva Pharmaceutical Industries Ltd. (“Teva”). BioTime issued a total of 4,924,542 common shares valued at $15.2 million based on closing prices of BioTime common shares on the NYSE MKT to acquire the Cell Cure Convertible Notes and ordinary shares from HBL and Teva. Prior to the consummation of the transactions with HBL and Teva, BioTime held 62.5% of the issued and outstanding Cell Cure ordinary shares and upon the consummation, BioTime held 99.8%. BioTime will account for the transactions with HBL and Teva in accordance with ASC 810-10-45-23, Consolidation – Other Presentation Matters, which prescribes the accounting for changes in ownership interest that do not result in a change in control of the subsidiary, as defined by GAAP, before and after the transaction.  Furthermore, BioTime expects to record a noncash loss on extinguishment for the Cell Cure Convertible Notes purchased from HBL during the three months ended September 30, 2017.

On August 8, 2017, the Israel Innovation Authority (the “IIA”) approved a grant for 2017 of up to 7.2 million Israeli New Shekels (approximately $2.0 million) for the development of OpRegen®.

On August 9, 2017, BioTime shareholders reaffirmed and approved the Articles Amendment for 150,000,000 authorized shares (see Note 10). BioTime will file a Certificate of Amendment to its Articles of Incorporation which will confirm that the authorized number of common shares is 150,000,000 and will supersede the Certificate of Amendment filed during June 2016.

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

Company and Business Overview

We are a clinical-stage, biotechnology company focused on developing and commercializing products addressing degenerative diseases. Our clinical programs target three primary sectors: aesthetics, ophthalmology and cell/drug delivery. Our programs are based on two platform technologies, one in cell therapy and one in cell/drug delivery. The foundation of our core therapeutic technology platform is pluripotent cells that are capable of becoming any of the cell types in the human body. The foundation of our cell delivery platform is its HyStem® 3-D cell and drug delivery matrix technology.

We also have significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. (“Asterias”) and OncoCyte Corporation (“OncoCyte”), which we founded and, until recently, were majority-owned and consolidated subsidiaries. Asterias (NYSE MKT: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of high unmet medical need in the fields of neurology (spinal cord injury) and oncology (acute myeloid leukemia and lung cancer). OncoCyte (NYSE MKT: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology.

Beginning on May 13, 2016 and February 17, 2017, we deconsolidated the financial statements and results of operations of Asterias and OncoCyte, respectively, from BioTime. As of June 30, 2017, we owned 14,674,244 shares of OncoCyte common stock with a value of approximately $76.3 million and 21,747,569 shares of Asterias common stock with a value of approximately $77.2 million.

In further execution of our strategy of simplification, while unlocking value for BioTime shareholders, we formed AgeX Therapeutics, Inc. (“AgeX”), a wholly-owned subsidiary, to leverage our substantial intellectual property portfolio by advancing early-stage programs. AgeX was formed to focus on the development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders by continuing BioTime’s work in three primary fields: brown adipose tissue (“brown fat”) targeting diabetes and obesity; regenerative vascular progenitors for cardiovascular repair; and using our PureStem® technology with new discoveries in telomerase manipulation to create induced tissue regeneration (“iTR”). AgeX may also pursue several other early-stage programs using BioTime's Purestem® technology and ESI pluripotent stem cell lines and technology. AgeX’s work in these fields is dependent on its ability to raise capital to finance its operations.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Interim Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

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

Primary components of OncoCyte’s assets and liabilities included in BioTime at December 31, 2016

At December 31, 2016, the primary components of OncoCyte’s assets and liabilities included in our condensed consolidated balance sheet, after intercompany eliminations, were as follows: OncoCyte’s current assets were cash and cash equivalents of $10.2 million and prepaid expenses and other current assets of $0.3 million; the primary components of noncurrent assets of OncoCyte were intangible assets, net, of $1 million and property, plant and equipment, net of $0.7 million; the primary components of OncoCyte’s liabilities were accounts payable and accrued liabilities of $1.2 million and a capital lease liability of $0.5 million.

Comparison of Three and Six Months Ended June 30, 2017 and 2016 (in thousands)

Revenues

In order to provide comparability of the revenues of BioTime due to the deconsolidation of Asterias, the following tables provide consolidated revenues of BioTime for the three and six months ended June 30, 2017 and 2016, then show the revenues of Asterias that are included in BioTime’s consolidated revenues for the three and six months ended June 30, 2016. Asterias revenues are included in BioTime’s consolidated revenues for the periods from April 1, 2016 through May 12, 2016 and January 1, 2016 through May 12, 2016, after intercompany eliminations, to arrive at the BioTime consolidated revenues less Asterias for the three and six months ended June 30, 2016. OncoCyte had no revenues for any period presented. Amounts shown are in thousands:

	Three Months Ended June 30, 2017 (unaudited)			Three Months Ended June 30, 2016 (unaudited)
	Consolidated Revenues	Less: Asterias	Consolidated Revenues less Asterias	Consolidated Revenues	Less: Asterias	Consolidated Revenues less Asterias
REVENUES:
Grant income	$-	$-	$-	$760	$760	$-
Royalties from product sales and license fees	81	-	81	86	-	86
Subscription and advertisement revenues	300	-	300	288	-	288
Sale of research products	-	-	-	132	-	132
Total revenues	$381	$-	$381	$1,266	$760	$506

	Six Months Ended June 30, 2017 (unaudited)			Six Months Ended June 30, 2016 (unaudited)
	Consolidated Revenues	Less: Asterias	Consolidated Revenues less Asterias	Consolidated Revenues	Less: Asterias	Consolidated Revenues less Asterias
REVENUES:
Grant income	$11	$-	$11	$2,247	$2,247	$-
Royalties from product sales and license fees	191	-	191	286	107	179
Subscription and advertisement revenues	564	-	564	631	-	631
Sale of research products and services	5	-	5	176	-	176
Total revenues	$771	$-	$771	$3,340	$2,354	$986

BioTime total revenues decreased by approximately $0.9 million and $2.6 million for the three and six months ended June 30, 2017 as compared to the same periods in the prior year primarily related to the deconsolidation of Asterias, which contributed to $0.8 million and $2.4 million in revenues during the prior year periods principally from grant income when Asterias was consolidated and included with BioTime. The total decrease in revenues was also attributed to a decrease of approximately $0.1 million from subscription and advertising revenues earned by LifeMap Sciences.

Operating Expenses

The amounts in the tables below are BioTime’s consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2017	2016	(Decrease)	(Decrease)
Research and development expenses	$6,271	$8,938	$(2,667)	-30%
General and administrative expenses	4,423	6,636	(2,213)	-33%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2017	2016	(Decrease)	(Decrease)
Research and development expenses	$12,765	$22,671	$(9,906)	-44%
General and administrative expenses	9,524	18,509	(8,985)	-49%

Research and development expenses – Research and development expenses for the three and six months ended June 30, 2017 decreased by $2.7 million and $9.9 million as compared to the comparative prior year periods primarily due to the deconsolidation of OncoCyte and Asterias, which combined, contributed $3.5 million and $11.7 million of research and developments expenses incurred for the three and six months ended June 30, 2016, respectively. The $9.9 million decrease for the six months ended June 30, 2017 was offset by increases of approximately $2.8 million of expenses related to BioTime’s therapeutic programs as shown in the table below.

The following tables show the amount of our total research and development expenses allocated to our primary research and development projects during the three and six months ended June 30, 2017 and 2016 (in thousands).

		Three Months Ended June 30, (unaudited)
		Amount(1)		Percent
Company	Program	2017	2016	2017	2016
BioTime, ESI and OrthoCyte	PureStem® progenitor and pluripotent cell lines, and related research products, orthopedic therapy	$2,076	$1,682	33.1%	18.8%
BioTime	Renevia® and other HyStem® products and research	1,487	1,067	23.7%	11.9%
BioTime	Hextend®	-	18	-%	0.2%
Cell Cure(2)	OpRegen®	2,076	1,115	33.1%	12.5%
ReCyte Therapeutics	Cardiovascular therapy	226	239	3.6%	2.7%
Subtotal therapeutic projects		5,865	4,121	93.5%	46.1%

Asterias	Pluripotent cell therapy programs	-	2,344	-%	26.2%

LifeMap Sciences(3)	Databases and mobile health products	406	1,278	6.5%	14.3%
OncoCyte	Cancer diagnostics	-	1,195	-%	13.4%
Subtotal non-therapeutic projects		406	2,473	6.5%	27.7%

Total projects		$6,271	$8,938	100.0%	100.0%

		Six Months Ended June 30, (unaudited)
		Amount(1)		Percent
Company	Program	2017	2016	2017	2016
BioTime, ESI and OrthoCyte	PureStem® progenitor and pluripotent cell lines, and related research products, orthopedic therapy	$4,001	$3,517	31.3%	15.5%
BioTime	Renevia® and other HyStem® products and research	2,552	2,024	20.0%	8.9%
BioTime	Hextend®	-	31	-%	0.1%
Cell Cure(2)	OpRegen®	3,726	2,017	29.2%	8.9%
ReCyte Therapeutics	Cardiovascular therapy	518	442	4.0%	1.9%
Subtotal therapeutic projects		10,797	8,031	84.5%	35.3%

Asterias	Pluripotent cell therapy programs	-	8,684	-%	38.4%

LifeMap Sciences(3)	Databases and mobile health products	1,170	2,926	9.2%	12.9%
OncoCyte(4)	Cancer diagnostics	798	3,030	6.3%	13.4%
Subtotal non-therapeutic projects		1,968	5,956	15.5%	26.3%

Total projects		$12,765	$22,671	100.0%	100.0%

(1) Amount includes research and development expenses incurred directly by the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2) Cell Cure expenses, although shown at 100% in the table, were funded 75% by BioTime and 25% by non-controlling Cell Cure shareholders.

(3) Includes LifeMap Solutions, Inc.

(4) For the six months ended June 30, 2017, includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

General and administrative expenses – General and administrative expenses decreased by $2.2 million and $9 million during the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to the deconsolidation of OncoCyte and Asterias, which combined, contributed $2.7 million and $10.6 million of expenses in the respective prior year periods when those subsidiaries were consolidated with BioTime. This total $9 million decrease for the six months ended June 30, 2017, in our general and administrative expenses was offset by an increase of $1.7 million in BioTime’s therapeutic entities’ general and administrative expenses shown below.

The following tables show the amount of our general and administrative expenses and those related to our subsidiaries and affiliates during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, (unaudited)
	Amount(1)		Percent
Company	2017	2016	2017	2016
BioTime	$3,126	$2,257	70.7%	34.0%
Cell Cure(2)	454	354	10.3%	5.3%
ReCyte Therapeutics	111	190	2.5%	2.9%
ESI	29	70	0.7%	1.1%
Subtotal therapeutic entities	3,720	2,871	84.2%	43.3%

Asterias	-	1,329	-%	20.0%

LifeMap Sciences(3)	703	1,100	15.8%	16.6%
OncoCyte	-	1,336	-%	20.1%
Subtotal non-therapeutic entities	703	2,436	15.8%	36.7%

Total	$4,423	$6,636	100.0%	100.0%

	Six Months Ended June 30, (unaudited)
	Amount(1)		Percent
Company	2017	2016	2017	2016
BioTime	$6,672	$4,850	70.0%	26.2%
Cell Cure(2)	725	687	7.6%	3.7%
ReCyte Therapeutics	281	351	3.0%	1.9%
ESI	49	114	0.5%	0.6%
Subtotal therapeutic entities	7,727	6,002	81.1%	32.4%

Asterias	-	7,547	-%	40.8%

LifeMap Sciences(3)	1,207	1,873	12.7%	10.1%
OncoCyte(4)	590	3,087	6.2%	16.7%
Subtotal non-therapeutic entities	1,797	4,960	18.9%	26.8%

Total	$9,524	$18,509	100.0%	100.0%

(1) Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2) Cell Cure expenses, although shown at 100% in the table, were funded 75% by BioTime and 25% by non-controlling Cell Cure shareholders.

(3) Includes LifeMap Solutions, Inc.

(4) For the six months ended June 30, 2017, includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The increase of $1.7 million related to BioTime therapeutic entities’ general and administrative expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to increases in compensation and related expenses due to additional key personnel hires, rent expense under the lease for our current office and laboratory facilities, which commenced in February 2016, and increase in investor relations and other consulting expenses.

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

Other income and expenses, net

Other income/(expenses), net – The following table shows the amount of other income and expenses, net, during the six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2017	2016	2017	2016
Other income/(expenses), net
Interest expense, net	$(413)	$(76)	$(719)	$(88)
Gain on deconsolidation of Asterias	-	49,048	-	49,048
Gain on deconsolidation of OncoCyte	-	-	71,697	-
Gain (loss) on equity method investment in Asterias at fair value	3,262	(13,483)	(22,835)	(13,483)
Gain (loss) on equity method investment in OncoCyte at fair value	(11,006)	-	5,136	-
Other income, net	2,371	139	3,098	30
Total other income/(expense), net	$(5,786)	$35,628	$56,377	$35,507

Unrealized gain on deconsolidation of OncoCyte – During the six months ended June 30, we recorded an unrealized gain of $71.7 million in connection with the OncoCyte Deconsolidation on February 17, 2017.

Unrealized gain or loss on Asterias shares – We own 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. Our Asterias shares had a fair value of $77.2 million as of June 30, 2017, and a fair value of $100 million as of December 31, 2016, based on the closing prices of Asterias common stock on the NYSE MKT of $3.55 per share and $4.60 per share on those respective dates. For the three months ended June 30, 2017, we recorded an unrealized gain of $3.3 million on our Asterias shares due to the increase in Asterias’ stock price from March 31, 2017 to June 30, 2017, based on the closing prices of Asterias common stock on the NYSE MKT of $3.40 per share and $3.55 per share on those respective dates. For the six months ended June 30, 2017, we recorded an unrealized loss of $22.8 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2016 to June 30, 2017, based on the closing prices of Asterias common stock on the NYSE MKT of $4.60 per share and $3.55 per share on those respective dates.

Unrealized gain or loss on OncoCyte shares – We own 14.7 million shares of common stock of OncoCyte. We elected to account for our shares in OncoCyte at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. Our OncoCyte shares had a fair value of $76.3 million as of June 30, 2017 and a fair value of $71.2 million as of February 17, 2017, based on the closing prices of OncoCyte common stock on the NYSE MKT of $5.20 per share and $4.85 per share on those respective dates. For the three months ended June 30, 2017, we recorded an unrealized loss of $11 million on our OncoCyte shares due to the decrease in OncoCyte’s stock price from March 31, 2017 to June 30, 2017 based on the closing prices of OncoCyte common stock on the NYSE MKT of $5.95 per share and $5.20 per share on those respective dates. For the six months ended June 30, 2017, we recorded an unrealized gain of $5.1 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to June 30, 2017, based on the closing prices of OncoCyte common stock on the NYSE MKT of $4.85 per share and $5.20 per share on those respective dates.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market prices of our Asterias and OncoCyte shares, which could significantly impact our net income or loss reported in our consolidated statements of operations for each period.

Other income/(expense), net – Other income and expenses, net, in 2017 and 2016 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI, and our share of losses on our equity method investment in Ascendance Biotechnology, Inc.

Foreign currency transaction gains and losses for the six months ended June 30, 2017 and 2016 are principally related to the remeasurement of the US dollar denominated convertible notes payable by Cell Cure to BioTime and other Cell Cure shareholders. For the three months ended June 30, 2017, other income and expense, net, also includes a $1.8 million gain we recognized on sale of certain assets by LifeMap Solutions.

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

As of June 30, 2017, our federal deferred tax assets exceeded our deferred tax liabilities reflecting the Asterias and OncoCyte deferred tax liabilities generated on and after the respective dates of the Asterias Deconsolidation and the OncoCyte Deconsolidation, and changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices through June 30, 2017. Accordingly, as of June 30, 2017, we established a full valuation allowance on our deferred tax assets and reversed the $3.9 income tax provision we had recorded in the first quarter of 2017, resulting in no income tax provision or benefit for the six months ended June 30, 2017. For state income tax purposes, we have a full valuation allowance on our state deferred tax assets as of June 30, 2017, and December 31, 2016 and, accordingly, we did not record any state tax provision or benefit for all periods presented.

We had established a full valuation allowance as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the six months ended June 30, 2017.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of Asterias and OncoCyte from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

Liquidity and Capital Resources

At June 30, 2017, we had $15.8 million of cash, cash equivalents, and available for sale securities on hand. We also hold shares of Asterias and OncoCyte common stock which had a combined market value of $153.5 million at June 30, 2017. Although we have no present plans to liquidate our holdings of Asterias or OncoCyte shares, if we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some or all of our Asterias or OncoCyte shares, as necessary. The market value shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2017, we had an accumulated deficit of approximately $159 million, working capital of $12 million and shareholders’ equity of $178 million. We have evaluated our projected cash flows and we believe that our $15.8 million in cash, cash equivalents, and available for sale securities and, the combined value of $153.5 million in Asterias and OncoCyte shares, at June 30, 2017, provide sufficient cash, cash equivalents, and liquidity to carry out our current operations through at least twelve months from the issuance date of the consolidated financial statements included elsewhere in this report.

Our projected cash flows are subject to various risks and uncertainties. For example, clinical trials being conducted for our OpRegen® program will be funded in part with funds from grants and not from cash on hand. If we were to lose our grant funding or we are unable to continue to provide working capital to the OpRegen® program, or both, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, or otherwise reduce or curtail our operations unless we are able to obtain adequate financing from another source that could be used for our clinical trials. The unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. We cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of present shareholders.

Upon completion of the offer and sale of AgeX common stock to new investors, AgeX will have $10 million of cash capital to fund its operations and early-stage, pre-clinical programs . However, we cannot assure  that adequate financing will be available to AgeX in the future to fund the AgeX programs.

Cash flows used in operating activities

During the six months ended June 30, 2017, our total research and development expenses were $12.8 million and our general and administrative expenditures were $9.5 million. Net income attributable to BioTime for the six months ended June 30, 2017 amounted to $37.6 million. Net cash used in operating activities during this period amounted to $17.2 million, which includes approximately $1.2 million of cash used by OncoCyte for the period from January 1, 2017 through February 16, 2017, the period during which OncoCyte’s results were consolidated with BioTime. The difference between the net income attributable to us and net cash used in operating activities during the six months ended June 30, 2017 was primarily attributable to the following noncash items: $71.7 million gain recorded on the OncoCyte Deconsolidation, $2.8 million loss attributable to non-controlling shareholders, $22.8 million unrealized loss on the Asterias shares we own due to a decline in the Asterias stock price, $5.1 million unrealized gain on the OncoCyte shares we own due to an increase in the OncoCyte stock price since the OncoCyte Deconsolidation, gain on sale of assets of $1.8 million, stock-based compensation expense of $1.9 million, $1.8 million in foreign currency remeasurement gain and other items, and depreciation and amortization expenses of $1.6 million. Changes in working capital impacted our cash used in operations by $1.4 million as a net source of cash.

Cash flows used in investing activities

During the six months ended June 30, 2017, we used $14.5 million in cash for investing activities. The primary components of this use of cash were $8.9 million resulting from the deconsolidation of OncoCyte’s cash and cash equivalents balance, $5.1 million in restricted cash equivalents in the AgeX escrow account and $0.5 million used to purchase property, plant and equipment.

Cash flows generated by financing activities

During the six months ended June 30, 2017, we generated $24 million in cash from financing activities. The primary components of the sources of cash from financing activities were $18.5 million in net proceeds from the sale of 7,453,704 common shares in an underwritten public offering, after deducting underwriting discounts, commissions and expenses related to the financing, $5.1 million in restricted cash held in an escrow account from potential AgeX Investors (See Note 13 to our condensed consolidated financial statements), $0.2 million reimbursement from our landlord on tenant improvements, and $0.3 million in related party convertible loans obtained by Cell Cure from shareholders other than BioTime.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Equity Method Accounting for Asterias and OncoCyte shares at fair value

We account for our Asterias and OncoCyte shares using the equity method of accounting fair value option. The value of those shares is subject to changes in the stock prices. Asterias and OncoCyte common stock trade on the NYSE MKT under the ticker symbols “AST” and “OCX”, respectively. As of June 30, 2017, the 52-week high/low closing stock price per share range for Asterias was $5.65 to $2.58, and for OncoCyte was $7.70 to $3.25.

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

From time to time, we and our subsidiaries may be involved in routine litigation incidental to the conduct of our business. We are not presently a party to any pending litigation. Cell Cure is presently a party to two pending opposition proceedings in the European Patent Office (EPO) involving EP Patent Numbers 2147094 (issued 08-Oct-2014) and 2554661 (issued 19-Nov-2014), both entitled, “Stem Cell-Derived Retinal Pigment Epithelial Cells”. The Oral Proceedings took place on March 16, 2017 and March 17, 2017, respectively. Both patents were upheld by the EPO. The decisions were both appealed and the detailed grounds for appeal are due on September 9, 2017 and September 11, 2017, respectively. Both patents relate to our OpRegen® product and provide protection until April 2028. Cell Cure will continue to vigorously defend these patents and does not believe the outcome will materially alter the protection or positioning of the OpRegen® product in the market. There are additional patent applications pending that if issued will provide further protection for OpRegen®.

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

We have incurred operating losses since inception and we do not know if we will attain profitability

Our operating losses for the six months ended June 30, 2017 and for the fiscal years ended December 31, 2016 and 2015, were $21.6 million, $59 million and $65.8 million, respectively, and we had an accumulated deficit of $159 million as of June 30, 2017. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

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

•
The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $12.8 million during the six months ended June 30, 2017, and $36.1 million and $42.6 million during the fiscal years ended December 31, 2016 and 2015, respectively.

•
If we are successful in developing a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or biological, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with other companies. Any such arrangements may be dilutive to our ownership or economic interest in the products. In addition, we may discontinue one or more of the research or product development programs. Other programs slated for development including those we consolidate in a new subsidiary, AgeX Therapeutics, Inc., may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have

•
At June 30, 2017, we had $14.6 million of cash and cash equivalents on hand. During the first quarter of 2017, we raised approximately $18.5 million after underwriting discounts and other expenses through the sale of our common shares, but there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects.

•
We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Articles of Incorporation with all amendments (1)

3.2	By-Laws, as Amended (2)

10.1	Controlled Equity OfferingSM Sales Agreement, dated as of April 6, 2017, between BioTime, Inc. and Cantor Fitzgerald & Co. (3)

10.2
Second Amended and Restated License Agreement, dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) *

10.3
Debt and Note Purchase Agreement, dated June 16, 2017, as amended June 29, 2017, between BioTime, Inc. and HBL-Hadasit Bio-Holdings Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.4
Share Purchase and Transfer Agreement, dated June 16, 2017, by and among BioTime, Inc. and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)*

10.5	2017 Amendment to 2012 Equity Incentive Plan (4)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 9, 2016.
(2)
Incorporated by reference to Registration Statement on Form S-1, File Number 33-48717 and Post-Effective Amendment No. 1 thereto filed with the Securities and Exchange Commission on June 22, 1992, and August 27, 1992, respectively.

(3)	Incorporated by reference to Registration Statement on Form S-3, File Number 333-217182, filed with the Securities and Exchange Commission on April 6, 2017.
(4)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-219204, filed with the Securities and Exchange Commission on July 7, 2017.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 9, 2017	/s/ Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

Date: August 9, 2017	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer
Date: August 9, 2017	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer