Form 10-Q
period 2017-09-30
BIOTIME INC
filed 2017-11-09
CIK 876343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 126,865,646 common shares, no par value, as of November 1, 2017.

PART 1--FINANCIAL INFORMATION

Statements made in this Report that are not historical facts may constitute forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include but are not limited to those discussed in this Report under Item 1 of the Notes to Condensed Consolidated Interim Financial Statements, and under Risk Factors in this Report. Words such as "expects," "may," "will," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements.

References to "we" means BioTime, Inc. and its subsidiaries unless the context otherwise indicates.

The description or discussion, in this Form 10-Q, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Deconsolidation of OncoCyte Corporation Effective February 17, 2017

Effective February 17, 2017 BioTime deconsolidated OncoCyte Corporation's ("OncoCyte") financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime's percentage ownership in OncoCyte below 50% as a result of OncoCyte issuing 625,000 shares of its common stock pursuant to warrant exercises by certain OncoCyte shareholders. Prior to that date, OncoCyte was a majority-owned and consolidated subsidiary of BioTime. Since February 17, 2017, BioTime has accounted for OncoCyte using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime's condensed consolidated statements of operations in other income and expenses, net.

BioTime's condensed consolidated balance sheet at December 31, 2016, as reported, includes OncoCyte's assets and liabilities, after intercompany eliminations. However, OncoCyte's assets and liabilities are not included in BioTime's unaudited condensed consolidated balance sheet at September 30, 2017 due to the deconsolidation of OncoCyte on February 17, 2017. The fair value of OncoCyte shares owned by BioTime is shown on BioTime's condensed consolidated balance sheet as of September 30, 2017.

OncoCyte's results are not included in BioTime's condensed consolidated statements of operations for the three months ended September 30, 2017. BioTime's unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 include OncoCyte's results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the deconsolidation. For the three and nine months ended September 30, 2016, BioTime's unaudited condensed consolidated results include OncoCyte's results for the full period presented.

For further discussion, see Notes to the Condensed Consolidated Interim Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Deconsolidation of Asterias Biotherapeutics, Inc. Effective May 13, 2016

Effective May 13, 2016, BioTime deconsolidated Asterias Biotherapeutics, Inc. ("Asterias") financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime's percentage ownership in Asterias from 57.1% to 48.7% as a result of a sale of common stock by Asterias in a public offering. Prior to that date, Asterias was a majority-owned and consolidated subsidiary of BioTime. Since May 13, 2016, BioTime has accounted for Asterias using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime's condensed consolidated statements of operations in other income and expenses, net. Asterias' assets and liabilities are not included in BioTime's audited condensed consolidated balance sheet at December 31, 2016 due to the deconsolidation. The fair value of Asterias shares owned by BioTime is shown on BioTime's condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016. BioTime's unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 include Asterias' results for the period through May 12, 2016, the day immediately preceding the deconsolidation. Asterias' results are not included in BioTime's condensed consolidated statements of operations for the three months ended September 30, 2016 and the three and nine months ended September 30, 2017.

For further discussion see Notes to the Condensed Consolidated Interim Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2017 (Unaudited) (Notes 1 and 3)	December 31, 2016 (Notes 1 and 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,662	$22,088
Available for sale securities	1,511	627
Grants and other accounts receivable	1,420	646
Receivable from affiliates, net (Note 9)	2,278	511
Prepaid expenses and other current assets	1,354	1,777
Total current assets	23,225	25,649

Property, plant and equipment, net	5,423	5,529
Deposits and other long-term assets	1,005	1,149
Equity method investment in OncoCyte, at fair value (Note 4)	110,790	-
Equity method investment in Asterias, at fair value (Note 5)	73,942	100,039
Intangible assets, net	7,482	10,206
TOTAL ASSETS	$221,867	$142,572

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,360	$7,144
Capital lease liability, current portion	-	202
Promissory notes, current portion	126	99
Related party convertible debt, net of discount	13	833
Deferred revenues, current portion	513	572
Total current liabilities	6,012	8,850

LONG-TERM LIABILITIES
Deferred revenues, net of current portion	77	308
Deferred rent liabilities, net of current portion	91	50
Lease liability	1,257	1,386
Capital lease liability, net of current and other liabilities	-	310
Related party convertible debt, net of discount	-	1,032
Promissory notes, net of current portion	44	120
Deferred tax liability	4,845	-
Other long-term liabilities	554	8
TOTAL LIABILITIES	12,880	12,064

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common shares, no par value, 150,000 shares authorized; 115,804 shares issued and outstanding as of September 30, 2017, and 103,396 shares issued and 102,776 shares outstanding as of December 31, 2016	342,508	317,878
Accumulated other comprehensive income (loss)	141	(738)
Accumulated deficit	(144,363)	(196,321)
Treasury stock at cost: no shares as of September 30, 2017; 620 shares as of December 31, 2016	-	(2,891)
BioTime, Inc. shareholders' equity	198,286	117,928
Noncontrolling interest	10,701	12,580
Total shareholders' equity	208,987	130,508
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$221,867	$142,572

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Grant income	$1,225	$1,109	$1,236	$3,346
Royalties from product sales and license fees	86	177	277	463
Subscription and advertisement revenues	376	69	940	700
Sale of research products	1	144	6	331
Total revenues	1,688	1,499	2,459	4,840

Cost of sales	(52)	(58)	(114)	(378)

Gross Profit	1,636	1,441	2,345	4,462

OPERATING EXPENSES:
Research and development	(6,562)	(6,422)	(19,327)	(29,093)
General and administrative	(4,587)	(4,574)	(14,111)	(23,083)
Total operating expenses	(11,149)	(10,996)	(33,438)	(52,176)
Gain on sale of assets	-	-	1,754	-
Loss from operations	(9,513)	(9,555)	(29,339)	(47,714)
OTHER INCOME/(EXPENSES):
Interest expense, net	(10)	(167)	(729)	(513)
Gain on equity method investment in OncoCyte at fair value	34,485	-	39,620	-
Gain (loss) on equity method investment in Asterias at fair value	(3,262)	40,015	(26,097)	26,532
Gain on deconsolidation of OncoCyte	-	-	71,697	-
Gain on deconsolidation of Asterias	-	-	-	49,048
Loss on extinguishment of related party convertible debt	(2,799)	-	(2,799)	-
BioTime's share of losses in equity method investment in Ascendance Biotechnology, Inc.	-	(855)	-	(1,189)
Other income (expenses), net	(143)	(173)	1,202	197
Total other income, net	28,271	38,820	82,894	74,075
INCOME BEFORE INCOME TAXES	18,758	29,265	53,555	26,361

Deferred income tax expense	(4,772)	-	(4,772)	-

NET INCOME	13,986	29,265	48,783	26,361

Net loss attributable to noncontrolling interests	335	1,934	3,175	12,286

NET INCOME ATTRIBUTABLE TO BIOTIME, INC.	$14,321	$31,199	$51,958	$38,647

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO BIOTIME, INC.:
BASIC	$0.12	$0.30	$0.47	$0.40
DILUTED	$0.12	$0.30	$0.47	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	115,288	102,711	110,989	95,484
DILUTED	115,298	103,613	111,124	99,073

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$13,986	$29,265	$48,783	$26,361
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(349)	(307)	56	(334)
Available for sale investments:
Unrealized gain (loss) on available-for-sale securities, net of taxes	219	121	822	(119)
COMPREHENSIVE INCOME	13,856	29,079	49,661	25,908
Less: Comprehensive loss attributable to noncontrolling interest	335	1,934	3,175	12,286
COMPREHENSIVE INCOME ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$14,191	$31,013	$52,836	$38,194

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to BioTime, Inc.	$51,958	$38,647
Net loss allocable to noncontrolling interests	(3,175)	(12,286)
Adjustments to reconcile net income attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of Asterias	-	(49,048)
Gain on deconsolidation of OncoCyte	(71,697)	-
Unrealized (gain) loss on equity method investment in Asterias at fair value	26,097	(26,532)
Unrealized gain on equity method investment in OncoCyte at fair value	(39,620)	-
Deferred income tax expense	4,772	-
Depreciation expense, including amortization of leasehold improvements	670	996
Amortization of intangible assets	1,766	2,935
Amortization of deferred license fees	(166)	1,191
Stock-based compensation	2,903	6,303
Subsidiary shareholder expense for subsidiary warrants	531	3,125
Amortization of discount on related party convertible debt	640	264
BioTime’s share of losses in equity method investment in Ascendance	-	1,189
Foreign currency remeasurement (gain) or loss and other	(1,511)	802
Gain on sale of assets	(1,754)	-
Loss on extinguishment of related party convertible debt	2,799	-
Changes in operating assets and liabilities:
Grants and other accounts receivable, net	(905)	(955)
Deferred revenue and other liabilities	(279)	509
Receivables from affiliates, net of payables	760	-
Prepaid expenses and other current assets	93	(1,013)
Accounts payable and accrued liabilities	1,276	399
Net cash used in operating activities	(24,842)	(33,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of cash and cash equivalents of OncoCyte	(8,898)	-
Deconsolidation of cash and cash equivalents of Asterias	-	(8,376)
Purchase of equipment and other assets	(930)	(1,860)
Payments on construction in progress	-	(278)
Proceeds from sales of assets and other	186	34
Cash used in investing activities	(9,642)	(10,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	20,125	20,125
Fees paid on sale of common shares	(1,623)	(1,515)
Proceeds from sale of common shares of subsidiary	9,968	-
Proceeds from exercises of stock options	29	2,015
Reimbursement from landlord on construction in progress	198	451
Shares retired to pay for employees' taxes	(38)	-
Repayment of capital lease obligation	(31)	(104)
Proceeds from sale of common shares and warrants of subsidiary	-	10,721
Fees paid on sale of common shares and warrants of subsidiary	-	(904)
Proceeds from issuance of related party convertible debt	384	1,150
Net cash provided by financing activities	29,012	31,939

Effect of exchange rate changes on cash and cash equivalents	46	237

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,426)	(11,778)
CASH AND CASH EQUIVALENTS:
At beginning of the period	22,088	42,229
At end of the period	$16,662	$30,451

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Business Overview

General – BioTime is a late-stage, clinical biotechnology company focused on developing and commercializing products addressing degenerative diseases. Its clinical programs are targeting three primary sectors: aesthetics, ophthalmology and cell/drug delivery. BioTime's clinical programs are based on two platform technologies: pluripotent cells that are capable of becoming any of the cell types in the human body, and a proprietary three dimensional cell and drug delivery matrix technology. The foundation of BioTime's cell delivery platform is its HyStem® 3-D cell and drug delivery matrix technology.

BioTime also has significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. ("Asterias") and OncoCyte Corporation ("OncoCyte"), which BioTime founded and, until recently, were majority-owned and consolidated subsidiaries. Asterias (NYSE American: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of very high unmet medical needs in the fields of neurology (spinal cord injury) and oncology (Acute Myeloid Leukemia and lung cancer). OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology.

Beginning on February 17, 2017, BioTime deconsolidated OncoCyte's financial statements and results of operations from BioTime (the "OncoCyte Deconsolidation") (see Notes 3 and 4).

Beginning on May 13, 2016, BioTime also deconsolidated Asterias’ financial statements and results of operations from BioTime (the "Asterias Deconsolidation") (see Notes 3 and 5).

BioTime also seeks to leverage its substantial intellectual property portfolio by advancing early-stage programs. On January 6, 2017, BioTime formed AgeX Therapeutics, Inc. ("AgeX") to continue development of early-stage programs. AgeX will focus on the development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders. Its initial programs will focus on utilizing brown adipose tissue ("brown fat") targeting diabetes and obesity, regenerative vascular progenitors for cardiovascular repair and our PureStem® technology with new discoveries in telomerase manipulation to create induced tissue regeneration ("iTR"). AgeX may pursue other early-stage programs. As further discussed in Note 10, on August 17, 2017, AgeX completed an asset acquisition and stock sale pursuant to which it received certain assets from BioTime for use in its research and development programs and raised $10.0 million in cash to finance its operations. As of August 17, 2017, BioTime owned approximately 85% of the issued and outstanding shares of AgeX common stock (see Notes 2 and 10).

2.	Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime's Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying interim condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of BioTime's financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Principles of consolidation – BioTime's consolidated financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated ReCyte Therapeutics, Inc. ("ReCyte"), OrthoCyte Corporation ("OrthoCyte"), ES Cell International, Pte Ltd ("ESI"), Cell Cure Neurosciences, Ltd ("Cell Cure"), BioTime Asia, Limited ("BioTime Asia"), LifeMap Sciences, Inc. ("LifeMap Sciences") LifeMap Sciences, Ltd., LifeMap Solutions, Inc. ("LifeMap Solutions") and AgeX Therapeutics, Inc. ("AgeX"), as BioTime has the ability to control their operating and financial decisions and policies through its ownership or representation on the board of directors, and the noncontrolling interest is reflected as a separate element of shareholders' equity on BioTime's condensed consolidated balance sheets.

Although beginning on February 17, 2017 and May 13, 2016, respectively, OncoCyte and Asterias financial statements and results are no longer a part of BioTime's consolidated financial statements and results, the market value of OncoCyte and Asterias common stock, as of those respective dates, held by BioTime is reflected on BioTime's consolidated balance sheets and the subsequent changes in the market value of those shares will be reflected in BioTime's consolidated balance sheets and consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the respective OncoCyte and Asterias' portion of BioTime's business.

As of December 31, 2016, OncoCyte's assets, liabilities and net assets are included in the consolidated balance sheet of BioTime, after intercompany eliminations.

OncoCyte's results of operations, comprehensive income or loss, and cash flows for the period from January 1, 2017 through February 16, 2017 are included in BioTime's condensed consolidated statements of operations, condensed consolidated statements of comprehensive income or loss and condensed consolidated statements of cash flows for the nine months ended September 30, 2017, after intercompany eliminations (see Notes 3 and 4). OncoCyte's results are not included in BioTime's unaudited condensed consolidated statements of operations and condensed consolidated statements of comprehensive income or loss for the three months ended September 30, 2017.

OncoCyte's results of operations, comprehensive income or loss and cash flows for the three and nine months ended September 30, 2016 are included in BioTime's condensed consolidated statements of operations, condensed consolidated statements of comprehensive income or loss and condensed consolidated statements of cash flows, after intercompany eliminations (see Notes 3 and 4).

Asterias' results of operations, comprehensive income or loss, and cash flows for the period from January 1, 2016 through May 12, 2016 are included in BioTime's condensed consolidated statements of operations, condensed consolidated statements of comprehensive income or loss and condensed consolidated statements of cash flows for the nine months ended September 30, 2016. Asterias' results are not included in BioTime's condensed consolidated statements of operations and condensed consolidated statements of comprehensive income or loss for the three months ended September 30, 2016.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2017, BioTime had an accumulated deficit of $144.4 million, working capital of $17.2 million and shareholders' equity of $209.0 million. BioTime has evaluated its projected cash flows and believes that its $18.2 million of cash, cash equivalents and available for sale securities as of September 30, 2017, and the net proceeds of approximately $26.7 million raised in an underwritten public offering on October 17, 2017 (see Note 14) provide sufficient cash, cash equivalents and liquidity to carry out BioTime's current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included herein. BioTime also holds shares of Asterias and OncoCyte common stock with a combined value of $184.7 million at September 30, 2017. Although BioTime has no present plans to liquidate its holdings of Asterias or OncoCyte shares, if BioTime needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, BioTime may sell some, or all, of its Asterias or OncoCyte shares, as necessary.

BioTime's projected cash flows are subject to various risks and uncertainties and the unavailability or inadequacy of financing to meet future capital needs could force BioTime to modify, curtail, delay, or suspend some or all aspects of its planned operations. For example, clinical trials of BioTime's OpRegen® cell therapy treatment of age related macular degeneration will be funded in part with funds from grants and not from cash on hand. If the OpRegen® program were to lose its grant funding or BioTime becomes unable to continue to provide working capital to fund the OpRegen® clinical trial, BioTime may be required to delay, postpone, or cancel the clinical trial or limit the number of clinical trial sites, unless it is able to obtain adequate financing from another source that could be used for its clinical trial. BioTime's determination as to when it will seek new financing and the amount of financing that it will need will be based on BioTime's evaluation of the progress it makes in its research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. BioTime cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by BioTime or its subsidiaries could result in the dilution of the interests of present shareholders.

On August 8, 2017, the Israel Innovation Authority (the "IIA") approved a grant for 2017 of up to 7.2 million Israeli New Shekels (approximately $2.0 million) for the development of OpRegen®. As of September 30, 2017, BioTime recorded a $1.2 million grant receivable from the IIA related to this grant.

On September 18, 2017, BioTime was awarded a grant of up to $1.56 million from the Small Business Innovation Research (SBIR) program of the National Institutes of Health (NIH). The SBIR grant provides funding to further develop BioTime’s innovative, next generation vision restoration program for advanced retinal diseases and injuries. The SBIR grant funds will be made available by NIH for payment to BioTime as allowable expenses are incurred by BioTime. As of September 30, 2017, no amounts were recorded in the consolidated financial statements.

As further discussed in Note 10, on August 17, 2017, AgeX completed an asset acquisition and stock sale pursuant to which it received certain assets from BioTime for use in its research and development programs and raised $10.0 million in cash primarily from new investors to finance its operations. However, BioTime cannot assure that adequate financing will be available to AgeX in the future to fund the AgeX programs.

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

As further discussed in Notes 4 and 5, BioTime has elected to account for its Asterias and OncoCyte shares at fair value using the equity method of accounting because beginning on May 13, 2016 and February 17, 2017, the respective dates on which BioTime deconsolidated Asterias and OncoCyte, BioTime has not had control of Asterias and OncoCyte, as defined by GAAP since the applicable deconsolidation dates, but BioTime continues to exercise significant influence over Asterias and OncoCyte. Under the fair value method, the value of the shares of common stock BioTime holds in Asterias and OncoCyte is marked to market using the closing prices of Asterias and OncoCyte common stock on the NYSE American multiplied by the number of shares of Asterias and OncoCyte held by BioTime, with changes in the fair value of the Asterias and OncoCyte shares included in other income and expenses, net, in the condensed consolidated statements of operations. The Asterias and OncoCyte shares are considered level 1 assets as defined by ASC 820, Fair Value Measurements and Disclosures.

Foreign currency transaction gains and losses – For transactions denominated in other than the functional currency of BioTime or its subsidiaries, BioTime recognizes transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The majority of BioTime’s foreign currency transaction gains and losses are generated by Cell Cure’s intercompany debt due to BioTime (see Note 9), which are U.S. dollar-denominated, while Cell Cure’s functional currency is the Israeli New Shekel. Accordingly, foreign currency remeasurement gains and losses related to this debt are included in other income and expenses, net.

Basic and diluted net income (loss) per share attributable to common shareholders – Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by BioTime, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

The primary components of the weighted average number of potentially dilutive common shares used to compute diluted net income per common share for the three months ended September 30, 2017 were approximately 10,000 outstanding stock options and restricted stock units. The primary components of the weighted average number of potentially dilutive common shares used to compute diluted net income per common share for the nine months ended September 30, 2017 were approximately 109,000 shares of treasury stock (see Note 10), and approximately 26,000 outstanding stock options and restricted stock units. The primary components of weighted average shares of potentially dilutive common shares used to compute diluted net income per common share for the three months ended September 30, 2016 were approximately 620,000 shares of treasury stock (see Note 10), and approximately 282,000 restricted stock units and outstanding stock options. For the nine months ended September 30, 2016, potentially dilutive shares were approximately 3.4 million shares of treasury stock and approximately 154,000 restricted stock units and outstanding stock options (see Note 11).

The following common share equivalents were excluded from the computation of diluted net income per common share for the periods presented because including them would have been antidilutive (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	7,915	5,652	7,871	5,652
Warrants	9,395	9,395	9,395	9,395

Reclassifications – Gain on sale of assets of $1.8 million generated during the three and six months ended June 30, 2017 and included in other income and expenses, net, on the consolidated statements of operations has been reclassified to be included in loss from operations in the consolidated statements of operations for the nine months ended September 30, 2017 to properly reflect the nature of the gain. This reclassification had no impact on the net income or loss, no impact on consolidated cash flows and consolidated balance sheets for any period presented.

For the nine months ended September 30, 2016 BioTime regrouped certain amounts in the operating section of the condensed consolidated statements of cash flows to conform to the presentation for the nine months ended September 30, 2017.

Recently Issued Accounting Pronouncements – The recently issued accounting pronouncements discussed below should be read in conjunction with the other recently issued accounting pronouncements as applicable and disclosed in BioTime's Annual Report on Form 10-K for the year ended December 31, 2016, and Quarterly Report on Form 10-Q for the first and second quarters of 2017.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815), in two parts. Part I of this ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option, with changes in fair value of that instrument recognized in earnings of the entity. Part II is related to nonpublic entities and is not applicable to BioTime.

Under Part I of the new guidance in ASU 2017-11, when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Since BioTime currently has no financial instruments with down round features, BioTime does not expect any impact to its consolidated financial statements upon adoption.

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

BioTime is currently evaluating the impact of this standard on its operations, consolidated financial statements and footnote disclosures and is finalizing the overall assessment of the impact of the standard to BioTime. Preliminarily, BioTime intends to apply the modified retrospective method of adoption on its adoption date of January 1, 2018, and it anticipates expanded disclosures on revenues in order to comply with the new standard.

3.	Deconsolidation of OncoCyte and Asterias

On February 17, 2017, OncoCyte issued 625,000 shares of OncoCyte common stock to certain investors who exercised their OncoCyte warrants. The warrants had been issued as part of OncoCyte's financing that was completed on August 29, 2016. As a result of the issuance of the 625,000 shares of OncoCyte common stock, beginning on February 17, 2017, BioTime owned less than 50% of the OncoCyte outstanding common stock and experienced a loss of control of the OncoCyte subsidiary. Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary's Board of Directors. BioTime determined that all of those loss of control factors were present with respect to OncoCyte on February 17, 2017. Accordingly, BioTime deconsolidated OncoCyte's financial statements and results of operations from BioTime, effective February 17, 2017, in accordance with ASC, 810-10-40-4(c), Consolidation, referred to as the "OncoCyte Deconsolidation".

Beginning on February 17, 2017, BioTime is accounting for its retained noncontrolling investment in OncoCyte under the equity method of accounting and has elected the fair value option under ASC 825-10, Financial Instruments (see Note 4).

In connection with the OncoCyte Deconsolidation and in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $71.7 million which is included in other income and expenses, net, in the condensed consolidated statements of operations (see Note 12) for the nine months ended September 30, 2017.

As previously reported, BioTime deconsolidated Asterias' financial statements and results of operations from BioTime effective May 13, 2016.

4.	Equity Method Accounting for Common Stock of OncoCyte, at fair value

BioTime elected to account for its 14.7 million shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. The OncoCyte shares had a fair value of $110.8 million as of September 30, 2017 and a fair value of $71.2 million as of February 17, 2017, based on the closing prices of OncoCyte common stock on the NYSE American of $7.55 per share and $4.85 per share on those respective dates. For the three months ended September 30, 2017, BioTime recorded an unrealized gain of $34.5 million on the OncoCyte shares due to the increase in OncoCyte's stock price from June 30, 2017 to September 30, 2017 based on the closing prices of OncoCyte common stock on the NYSE American of $5.20 per share and $7.55 per share on those respective dates. For the nine months ended September 30, 2017, BioTime recorded an unrealized gain of $39.6 million on the OncoCyte shares due to the increase in OncoCyte's stock price from February 17, 2017 to September 30, 2017, based on the closing prices of OncoCyte common stock on the NYSE American of $4.85 per share and $7.55 per share on those respective dates.

The unaudited condensed results of operations for the three and nine months ended September 30, 2017 and 2016 and for the period January 1, 2017 to February 16, 2017 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period January 1, 2017 to February 16, 2017
	2017	2016	2017	2016
Condensed Statements of Operations (unaudited) (1):
Research and development expense	$1,836	$1,363	$5,667	$4,246	$798
General and administrative expense	4,289	1,063	7,447	3,145	377
Sales and marketing expense	710	156	1,843	655	213
Loss from operations	(6,835)	(2,582)	(14,957)	(8,046)	(1,388)
Net loss	$(6,906)	$(2,595)	$(15,415)	$(8,065)	$(1,392)

(1) The condensed unaudited statements of operations information included in the table above for the period January 1, 2017 through February 16, 2017, and for the three and nine months ended September 30, 2016, reflects OncoCyte results of operations included in BioTime's condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, as applicable, respectively, after intercompany eliminations. The information for OncoCyte for the period from February 17, 2017 through September 30, 2017 is not included in BioTime's condensed consolidated statements of operations for the three and nine months ended September 30, 2017, due to the OncoCyte Deconsolidation on February 17, 2017.

5.	Equity Method Accounting for Common Stock of Asterias, at fair value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The Asterias shares had a fair value of $73.9 million as of September 30, 2017 and a fair value of $100 million as of December 31, 2016, based on the closing prices of Asterias common stock on the NYSE American of $3.40 per share and $4.60 per share on those respective dates. For the three months ended September 30, 2017, BioTime recorded an unrealized loss of $3.3 million on the Asterias shares due to the decrease in Asterias' stock price from June 30, 2017 to September 30, 2017, based on the closing prices of Asterias common stock on the NYSE American of $3.55 per share and $3.40 per share on those respective dates. For the nine months ended September 30, 2017, BioTime recorded an unrealized loss of $26.1 million on the Asterias shares due to the decrease in Asterias' stock price from December 31, 2016 to September 30, 2017, based on the closing prices of Asterias common stock on the NYSE American of $4.60 per share and $3.40 per share on those respective dates.

The unaudited condensed results of operations for the three and nine months ended September 30, 2017 and 2016 and for the period from January 1, 2016 through May 12, 2016 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period January 1, 2016 to May 12, 2016
	2017	2016	2017	2016
Condensed Statements of Operations (unaudited) (1):
Total revenue	$1,688	$2,076	$4,014	$5,202	$2,354
Gross profit	1,607	2,017	3,863	5,084	2,301
Loss from operations	(7,063)	(7,425)	(24,703)	(25,591)	(13,944)
Net loss	$(6,809)	$(10,648)	$(21,824)	$(26,144)	$(13,113)

(1) The condensed unaudited statement of operations information included in the table above reflects Asterias' results of operations for the three and nine months ended September 30, 2017 and 2016. The periods shown are provided for comparative purposes only, and the condensed results of operations of Asterias shown for the three and nine months ended September 30, 2017 were not included in BioTime's condensed consolidated statements of operations. The unaudited results of operations of Asterias for the period January 1, 2016 through May 12, 2016 only are included in the unaudited condensed consolidated results of BioTime for the nine months ended September 30, 2016 due to the Asterias Deconsolidation on May 13, 2016.

6.	Property, plant and equipment, net

At September 30, 2017 and December 31, 2016, property, plant and equipment was comprised of the following (in thousands):

	September 30, 2017 (unaudited)(1)	December 31, 2016
Equipment, furniture and fixtures	$4,085	$4,718
Leasehold improvements	4,207	3,791
Accumulated depreciation and amortization	(2,869)	(2,980)
Property, plant and equipment, net	$5,423	$5,529

(1) Reflects the effect of the OncoCyte Deconsolidation.

Depreciation expense, including amortization of leasehold improvements, amounted to $670,000 and $996,000 for the nine months ended September 30, 2017 and 2016, respectively.

7.	Intangible assets, net

At September 30, 2017 and December 31, 2016, intangible assets, primarily consisting of acquired patents, and accumulated amortization were as follows (in thousands):

	September 30, 2017 (unaudited)(1)	December 31, 2016
Intangible assets	$23,294	$25,703
Accumulated amortization	(15,812)	(15,497)
Intangible assets, net	$7,482	$10,206

(1) Reflects the effect of the OncoCyte Deconsolidation.

BioTime recognized $1.8 million and $2.9 million in amortization expense of intangible assets, included in research and development expenses, during the nine months ended September 30, 2017 and 2016, respectively.

8.	Accounts Payable and Accrued Liabilities

At September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2017 (unaudited)(1)	December 31, 2016
Accounts payable	$508	$1,593
Accrued expenses	2,775	3,212
Accrued compensation	1,782	1,904
Other current liabilities	295	435
Total	$5,360	$7,144

(1) Reflects the effect of the OncoCyte Deconsolidation.

9.	Related Party Transactions

Related Party Convertible Debt

Cell Cure issued certain convertible promissory notes (the "Convertible Notes") to Cell Cure shareholders other than BioTime. The functional currency of Cell Cure is the Israeli New Shekel however the Convertible Notes are payable in United States dollars. Consequently, at each balance sheet date, Cell Cure remeasures the Convertible Notes issued to BioTime and other Cell Cure shareholders using the current exchange rate at that date pursuant to ASC 830, Foreign Currency Matters. These foreign currency remeasurement gains and losses are included in other income and expense, net. The Convertible Notes bear a stated interest rate of 3% per annum. The total outstanding principal balance of the Convertible Notes, with accrued interest, were due and payable on various maturity dates in July 2017 and September 2017, and in February 2019 through August 2019. The outstanding principal balance of the Convertible Notes with accrued interest was convertible into Cell Cure ordinary shares at a fixed conversion price of $20.00 per share, at the election of the holder, at any time prior to maturity. Any conversion of the Convertible Notes was required to be settled with Cell Cure ordinary shares and not with cash. The conversion feature of the Convertible Notes issued was not accounted for as an embedded derivative under the provisions of ASC 815, Derivatives and Hedging since it was not a freestanding financial instrument and the underlying Cell Cure ordinary shares are not readily convertible into cash. Accordingly, the Convertible Notes were accounted for under ASC 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, BioTime determined that a beneficial conversion feature ("BCF") was present on the issuance dates of the Convertible Notes. A conversion feature is beneficial if, on the issuance dates, the effective conversion price is less than the fair value of the issuer's capital stock. Since the effective conversion price of $20.00 per share is less than the estimated range of fair values from $28.00 per share to $40.00 per share of Cell Cure ordinary shares on the dates the Convertible Notes were issued, a beneficial conversion feature, equal to the intrinsic value ranging from $8 per share to $20 per share, was present. In accordance with ASC 470-20-30-8, if the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument. The BCF was recorded as an addition to equity with a corresponding debt discount on the Convertible Notes' issuance date. This debt discount was amortized to interest expense using the effective interest method over the term of the debt, generally three years, representing an approximate effective annual interest rate between 11% and 23%. As of December 31, 2016, the carrying value of the Convertible Notes was $1,865,000, comprised of principal and accrued interest of $2,544,000, net of unamortized debt discount of $679,000.

On July 10, 2017, BioTime purchased all of the outstanding Cell Cure Convertible Notes and Cell Cure ordinary shares held by Hadasit Bio-Holdings Ltd. ("HBL"), a Cell Cure shareholder that owned 21.2% of the issued and outstanding Cell Cure ordinary shares (see Note 10) and substantially all of the Cell Cure Convertible Notes issued by Cell Cure to shareholders other than BioTime. BioTime issued 1,220,207 common shares valued at $3.8 million to purchase the Cell Cure ordinary shares and 2,776,662 common shares valued at $8.6 million to purchase the Cell Cure Convertible Notes held by HBL. The value of the BioTime common stock issued was determined based on the closing price of BioTime common shares on the NYSE American on July 10, 2017, or $3.09 per share.

The purchase of the Cell Cure Convertible Notes from HBL was accounted for as an extinguishment of a convertible debt with a beneficial conversion feature under ASC 470-50-40, Debt – Modifications and Extinguishments. This guidance requires an entity to recognize the difference between the reacquisition price and the net carrying value of the extinguished debt, including any unamortized discount relating to the BCF, as a gain or loss on extinguishment in the statement of operations. The entity must also calculate the intrinsic value, if any, of the conversion option of the debt and charge this amount to equity and allocate the remainder of the reacquisition price to the extinguishment of the debt and record a gain or loss on debt extinguishment by comparing the reacquisition price allocated to the debt with the net carrying value amount of the debt.

In connection with the purchase of all of the outstanding Cell Cure Convertible Notes from HBL and in accordance with ASC 470-50-40, BioTime recorded a charge to equity of $3.1 million representing the intrinsic value of the conversion option of the Cell Cure Convertible Notes, and a $2.8 million noncash loss on debt extinguishment included in other income and expenses, net, during the three and nine months ended September 30, 2017.

Shared Facilities and Service Agreements with Affiliates

The receivables from affiliates shown on the condensed consolidated balance sheet as of September 30, 2017 primarily represents amounts owed to BioTime from OncoCyte under a Shared Facilities and Service Agreement (the "Shared Facilities Agreement"). Under the terms of the Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime's premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a "Use Fee" for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte costs incurred, including costs for services of BioTime employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs although BioTime elected not to charge this markup from the inception of the Shared Facilities Agreement through December 31, 2015. For allocated costs incurred beginning on January 1, 2016, BioTime is charging the 5% markup. The allocated cost of BioTime employees and contractors who provide services is based upon records maintained of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a quarterly basis for each calendar quarter of each calendar year. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through September 30, 2017, BioTime has not charged OncoCyte any interest.

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

As of September 30, 2017, BioTime has a $2.1 million receivable from OncoCyte included in receivable from affiliates, net, on account of Use Fees incurred by OncoCyte under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the receivable is classified as a current asset. The remaining $0.3 million receivable from affiliate is due from Ascendance Biotechnology, Inc. ("Ascendance"), an equity method investee of BioTime, net of allowance for doubtful accounts, for similar shared services performed by BioTime for Ascendance. BioTime has a similar Shared Facilities Agreement with Asterias and, as of September 30, 2017, there was a net payable to Asterias of $0.1 million. As of December 31, 2016, BioTime had a receivable from Asterias of approximately $0.3 million.

BioTime accounts for receivables from affiliates, net of payables to affiliates, if any, for similar shared services and other transactions BioTime's consolidated subsidiaries may enter into with nonconsolidated affiliates. BioTime and the affiliates record those receivables and payables on a net basis since BioTime and the affiliate have a legal right of offset of the receivable and the payable, intend to offset those receivables and payables, and settle the balances net by having the party that owes the other party pay the net balance owed.

Other related party transactions

In connection with the capitalization of AgeX as discussed in Note 10, Alfred D. Kingsley, the Chairman of BioTime’s Board of Directors, purchased 200,000 shares of AgeX common stock. The AgeX shares were sold at a price of $2.00 per share pursuant to a series of Stock Purchase Agreements of like tenor.

Mr. Kingsley acquired an additional 421,500 AgeX shares valued at $2.00 per share from BioTime in exchange for 300,000 BioTime common shares owned by Mr. Kingsley valued at $2.81 per share. In connection with its purchase of AgeX shares, BioTime sold 300,000 BioTime common shares to an unaffiliated and existing BioTime investor also for $2.81 per share. The BioTime common shares received from Mr. Kingsley were immediately retired as authorized but unissued shares.

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

As of September 30, 2017, BioTime had 115,804,040 issued and outstanding common shares and no outstanding treasury stock. As of December 31, 2016, BioTime had 103,396,245 issued and 102,776,539 outstanding common shares. This difference of 619,706 shares between issued and outstanding common shares, as of December 31, 2016, was attributed to the BioTime shares held by OncoCyte which were accounted for as treasury stock on the condensed consolidated balance sheet while OncoCyte was a consolidated subsidiary. Beginning on February 17, 2017, and in connection with the OncoCyte Deconsolidation, those treasury shares are considered to be issued and outstanding BioTime common shares.

During February 2017, BioTime sold 7,453,704 common shares in an underwritten public offering. The offering price to the public was $2.70 per share and net proceeds to BioTime were approximately $18.5 million, after deducting underwriting discounts, commissions and expenses related to the financing.

On April 6, 2017, BioTime, entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., as sales agent ("Cantor Fitzgerald"), pursuant to which BioTime may offer and sell, from time to time, through Cantor Fitzgerald, shares of BioTime common stock, no par value per share, having an aggregate offering price of up to $25,000,000. BioTime is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon BioTime's instructions, including any price, time or size limits specified by BioTime. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an "at-the-market" offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald's obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness of BioTime's Registration Statement on Form S-3 (File No. 333-217182) (the "Registration Statement"), filed with the Securities and Exchange Commission which became effective on May 5, 2017.

BioTime will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cantor Fitzgerald with customary indemnification and contribution rights. The Sales Agreement may be terminated by Cantor Fitzgerald or BioTime at any time upon notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in BioTime's business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

As further disclosed in Note 14, on October 17, 2017, BioTime completed a public offering of 11,057,693 common shares at a price of $2.60 per share, including the underwriters’ full exercise of their over-allotment option to purchase additional shares. The public offering generated net proceeds to BioTime of approximately $26.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by BioTime.

Transactions with Noncontrolling Interests of Cell Cure

BioTime accounts for a change in ownership interests in its subsidiaries that does not result in a change of control of the subsidiary by BioTime under the provisions of ASC 810-10-45-23, Consolidation – Other Presentation Matters, which prescribes the accounting for changes in ownership interest that do not result in a change in control of the subsidiary, as defined by GAAP, before and after the transaction. Under this guidance, changes in a controlling shareholder's ownership interest that do not result in a change of control, as defined by GAAP, in the subsidiary are accounted for as equity transactions. Thus, if the controlling shareholder retains control, no gain or loss is recognized in the statement of operations of the controlling shareholder. Similarly, the controlling shareholder will not record any additional acquisition adjustments to reflect its subsequent purchases of additional shares in the subsidiary if there is no change of control. Only a proportional and immediate transfer of carrying value between the controlling and the noncontrolling shareholders occurs based on the respective ownership percentages.

On July 10, 2017, BioTime purchased all of the outstanding Cell Cure Convertible Notes and Cell Cure ordinary shares held by HBL, a Cell Cure shareholder that owned 21.2% of the issued and outstanding Cell Cure ordinary shares and substantially all of the Cell Cure Convertible Notes issued by Cell Cure shareholders other than BioTime (see Note 9). On the same date, BioTime also purchased all of the Cell Cure ordinary shares owned by Teva Pharmaceutical Industries, Ltd. (“Teva”), a former Cell Cure shareholder that owned 16.1% of the issued and outstanding Cell Cure ordinary shares. BioTime issued 2,147,880 common shares valued at $6.6 million based on the closing price of BioTime common shares on the NYSE American to acquire the Cell Cure ordinary shares from HBL and Teva. Prior to the consummation of the transactions with HBL and Teva, BioTime held 62.5% of the issued and outstanding Cell Cure ordinary shares and upon the consummation of the transactions BioTime held 99.8%. In connection with the purchase of the Cell Cure ordinary shares on July 10, 2017, BioTime recorded a $6.6 million charge to equity representing the value of the BioTime common shares on the date of issuance to HBL and Teva, and a $6.6 million proportional equity transfer, at carrying value, from BioTime to Cell Cure recorded in consolidated shareholders' equity representing the purchase of the noncontrolling interests in Cell Cure from HBL and Teva in accordance with ASC 810-10-45-23.

On July 10, 2017, as an inducement to HBL to sell their Cell Cure ordinary shares to BioTime, Cell Cure issued 24,566 warrants to HBL (the “HBL Warrants”) to purchase Cell Cure ordinary shares at an exercise price of $40.5359 per warrant share, payable in U.S. dollars, the same Cell Cure price per ordinary share paid by BioTime to each of HBL and Teva for the purchase of their Cell Cure ordinary shares as discussed above. No warrants were issued to Teva. The HBL Warrants are immediately exercisable and expire on the earliest of the lapse of 5 years from the issuance date or immediately prior to the closing of a Corporate Transaction or an initial public offering, as defined in the HBL Warrant Agreements. Since the exercise price is U.S. dollar-denominated and settlement is not expected to occur in the next twelve months, Cell Cure classified the HBL Warrant as a long-term liability in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires freestanding financial instruments, such as warrants, with exercise prices denominated in currencies other than the functional currency of the issuer to be accounted for as liabilities at fair value, with all subsequent changes in fair value after the issuance date to be recorded in the statements of operations. For the three and nine months ended September 30, 2017, Cell Cure recorded a noncash expense of $531,000 included in general and administrative expenses. As of September 30, 2017, the HBL Warrants, valued at $531,000 were included in other long-term liabilities on the consolidated balance sheet.

See Note 9 for the accounting of the purchase of the Cell Cure Convertible Notes from HBL.

Transactions with Noncontrolling Interests of AgeX Therapeutics, Inc.

In January 2017, AgeX Therapeutics, Inc. was formed by BioTime, which at the time had no operations, assets or liabilities. AgeX was formed to develop BioTime technology relating to cell immortality and regenerative biology by developing products for the treatment of aging and age-related diseases. Initial product development plans include: pluripotent stem cell-derived brown adipocytes (AGEX-BAT1); vascular progenitors (AGEX-VASC1); and induced Tissue Regeneration (iTR). Initial planned indications for these products are type II diabetes, cardiac ischemia, and cancer, respectively.

On August 17, 2017, AgeX received its initial assets and cash from BioTime and certain outside investors. BioTime contributed certain assets and cash to AgeX in exchange for 28,800,000 shares of AgeX common stock pursuant to an Asset Contribution and Separation Agreement (the “Asset Contribution Agreement”). BioTime and AgeX also entered into a License Agreement pursuant to which BioTime licensed or sublicensed to AgeX, and AgeX granted to BioTime an option to license back, certain patent rights. Concurrently with the acquisition of assets from BioTime under the Asset Contribution Agreement, AgeX sold 4,950,000 shares of its common stock for $10.0 million in cash primarily to outside investors, which included the Chairman of BioTime’s Board of Directors (see Note 9). At the close of the financing, BioTime owned approximately 85% of the issued and outstanding shares of AgeX common stock.

The AgeX shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D and Regulation S thereunder. AgeX has agreed to use commercially reasonable efforts to register the shares of AgeX common stock issued to the AgeX investors for sale under the Securities Act.

Asset Contribution Agreement

Assets Contributed:

Pursuant to the Asset Contribution Agreement, BioTime contributed to AgeX the following assets:

•	Intellectual property and proprietary technology, including certain patents and patent applications and know-how that comprised BioTime’s “iTR” and adipose brown fat tissue technology;

•	Approximately 95% of the outstanding shares of ReCyte Therapeutics, Inc. (“ReCyte”) common stock, which constituted all of the shares BioTime held prior to the contribution;

•	Approximately 82% of the outstanding shares of LifeMap Sciences, Inc. (“LifeMap Sciences”) common stock, which constituted all of the shares BioTime held prior to the contribution;

•	Approximately 44% of the outstanding shares of Ascendance Biotechnology, Inc., (“Ascendance”) which constituted all of the shares BioTime held prior to the contribution.

•	$100,000 in cash; and

•	Certain other assets and contracts related to the AgeX research and development programs.

Assumption of Liabilities:

AgeX will assume all third-party obligations and liabilities related to the assets contributed and contracts assigned to AgeX or the operation of the AgeX related business.

Other Matters:

The Asset Contribution Agreement also sets forth other terms that govern certain aspects of BioTime’s ongoing relationship with AgeX if in the future BioTime determines to distribute its AgeX shares to BioTime shareholders.

License Agreement

Concurrently with the contribution of assets to AgeX under the Asset Contribution Agreement, BioTime and AgeX entered into a License Agreement pursuant to which BioTime has licensed to AgeX, with rights to sublicense, certain intellectual property, including patents and patent applications and know-how for use in the development, manufacture and commercialization of products or services for the prevention, treatment, amelioration, diagnosis or monitoring of all human and non-human animal diseases and conditions except for the field of medical products, devices and services for the reserved BioTime fields of orthopedic, ophthalmic and medical aesthetic uses. In addition, BioTime retained an option right to license, on terms to be negotiated, iTR patents in research, development, manufacturing and commercialization of treatments in the reserved BioTime fields. The licensed patents and know-how relate generally to (a) BioTime’s PureStem® human embryonic progenitor cell lines, and (b) telomere length and DNA quality control analysis in pluripotent stem cells.

The BioTime patent rights licensed to AgeX are exclusive and worldwide except for existing third-party licenses, and for medical products, devices, and services related to tendon. AgeX additionally received an option to license certain BioTime retained patent rights outside of orthopedic indications unless a license grant would compete with a BioTime program or products in the retained BioTime field.

The Asset Contribution Agreement transactions were completed between entities under common control and the assets contributed by BioTime to AgeX were transferred at historical carrying values with no gain or loss recognized in accordance with ASC 810-10-45-23. As a result, pursuant to the new cash investment made by the outside noncontrolling interests in AgeX, this transaction resulted in a $8.2 million proportional equity transfer, at carrying value, from noncontrolling interests in AgeX to BioTime recorded in consolidated shareholders' equity as of September 30, 2017.

Transactions with Noncontrolling Interests of LifeMap Sciences Inc. and LifeMap Solutions Inc.

On June 6, 2017, BioTime increased its ownership in LifeMap Sciences from 78% to 82% and obtained a direct 100% ownership interest in LifeMap Solutions, of which 78% was previously indirectly owned by BioTime through LifeMap Sciences, for settlement and cancellation of certain intercompany debt owed by LifeMap Sciences. This transaction resulted in a $3.1 million equity transfer, at carrying value, between BioTime, LifeMap Sciences and LifeMap Solutions recorded in shareholders' equity as of June 30, 2017, in accordance with the guidance under ASC 810-10-45-23.

11.	Stock Option Plans

BioTime adopted the 2012 Equity Incentive Plan, as amended (the "2012 Plan"), under which a maximum of 16,000,000 BioTime common shares are available for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights.

A summary of BioTime's 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price of Options
December 31, 2016	2,894	6,958	100	$3.60
Increase to the 2012 Plan option pool	6,000	-	-	-
Options granted	(1,762)	1,762	-	3.11
Options exercised	-	(9)	-	2.66
Restricted stock units vested	-	-	(31)	-
Options forfeited/cancelled	426	(606)	-	3.99
September 30, 2017 (1)	7,558	8,105	69	$3.47
Options exercisable at September 30, 2017		4,072		$3.71

(1) On October 13, 2017, BioTime’s Board of Directors (the “Board”) determined to temporarily set a limit on shares available for grants of share-based awards pursuant to the 2012 Plan. While that limit remains in place, BioTime will not grant share-based awards for more than a total of approximately 2.5 million of the common shares remaining available for awards under the 2012 Plan.

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Nine Months Ended September 30,
	2017	2016
Expected life (in years)	5.47	4.97
Risk-free interest rates	1.78%	1.43%
Volatility	59.04%	60.77%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$326	$237	$822	$2,022
General and administrative	647	473	2,081	4,281
Total stock-based compensation expense	$973	$710	$2,903	$6,303

12.	Income Taxes

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

In connection with the deconsolidation of Asterias and OncoCyte (see Note 3), although neither deconsolidation was a taxable transaction to BioTime and did not create a current income tax payment obligation to BioTime, the market value of the respective shares BioTime holds creates a deferred tax liability to BioTime based on the closing price of the security, less the tax basis of the security BioTime has in such shares. The deferred tax liability generated by the Asterias and OncoCyte shares that BioTime holds as of September 30, 2017, is a source of future taxable income to BioTime, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of those deferred tax liabilities. This deferred tax liability is determined based on the closing price of those securities as of September 30, 2017. Due to the inherent unpredictability of future prices of these securities, BioTime cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to Asterias and OncoCyte shares, determined based on the actual closing price on the interim period end date being reported on, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the interim period in which they occur.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

For federal income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte as discussed in Note 3 and the deferred tax liabilities generated from the Asterias and OncoCyte share market values from their respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock price through September 30, 2017, BioTime's deferred tax liabilities exceeded its deferred tax assets by $4.8 million as of September 30, 2017. Accordingly, as of September 30, 2017, for federal income tax purposes, BioTime released its entire valuation allowance and recognized a federal deferred income tax expense of $4.8 million during the three and nine months ended September 30, 2017. For state income tax purposes, BioTime has a full valuation allowance on its state deferred tax assets as of September 30, 2017 and December 31, 2016 and, accordingly, no state tax provision or benefit was recorded for any period presented.

BioTime established a full valuation allowance as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Accordingly, BioTime did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2016.

13.	Commitments and Contingencies

Alameda Lease

On December 10, 2015, BioTime entered into a lease for approximately 30,795 square feet of rentable space in two buildings located in an office park in Alameda, California (the "New Alameda Lease"). The term of the New Alameda Lease is seven years and BioTime has an option to renew the term for an additional five years. BioTime moved into the facility and the term of the New Alameda Lease commenced effective February 1, 2016.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime's agreements with other companies or consultants, typically BioTime's clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime's products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime's financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of September 30, 2017 and December 31, 2016.

Second Amended and Restated License Agreement

On June 15, 2017, Cell Cure entered into a Second Amended and Restated License Agreement (the "License Agreement") with Hadasit Medical Research Services and Development Ltd. ("Hadasit"), the commercial arm and a wholly-owned subsidiary of Hadassah Medical Organization. Pursuant to the License Agreement, Hadasit granted Cell Cure an exclusive, worldwide, royalty bearing license (with the right to grant sublicenses) in its intellectual property portfolio of materials and technology related to human stem cell derived photoreceptor cells and retinal pigment epithelial cells (the "Licensed IP"), to use, commercialize and exploit any part thereof, in any manner whatsoever in the fields of the development and exploitation of (i) human stem cell derived photoreceptor cells, solely for use in cell therapy for the diagnosis, amelioration, prevention and treatment of eye disorders, and (ii) human stem cell derived retinal pigment epithelial cells, solely for use in cell therapy for the diagnosis, amelioration, prevention and treatment of eye disorders.

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

Cell Cure agreed to pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase IIB clinical trial, upon the enrollment of the first patient in the first Phase III clinical trials, upon delivery of the report for the first Phase III clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of September 30, 2017, Cell Cure had not accrued any milestone payments under the License Agreement.

The License Agreement terminates upon the expiration of Cell Cure's obligation to pay royalties for all licensed products, unless earlier terminated. In addition, the License Agreement may be terminated by (i) Hadasit if, among other reasons, Cell Cure fails to continue the clinical development of the Licensed IP or fails to take actions to commercialize or sell the Licensed IP over any consecutive 12 month period, and (ii) by either party for (a) a material breach which remains uncured following a cure period, or (b) the granting of a winding-up order in respect of the other party, or upon an order being granted against the other party for the appointment of a receiver or a liquidator in respect of a substantial portion of such other party's assets. The License Agreement also contains mutual confidentiality obligations of Cell Cure and Hadasit, and indemnification obligations of Cell Cure.

14.	Subsequent Events

On October 17, 2017, BioTime completed a public offering of 11,057,693 common shares at a price of $2.60 per share, including the underwriters’ full exercise of their over-allotment option to purchase additional shares. The public offering generated net proceeds to BioTime of approximately $26.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by BioTime.

BioTime’s existing significant shareholder, Broadwood Partners, L.P., purchased 2,692,307 common shares in the offering at the public offering price of $2.60 per share. Broadwood Partners, L.P. is affiliated with Neal Bradsher, a member of BioTime’s Board and President of Broadwood Capital, Inc., the general partner of Broadwood Partners, L.P.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. While BioTime may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the BioTime's estimates change, and readers should not rely on those forward-looking statements as representing BioTime's views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q for the three-months ended September 20, 2017 (the “Quarterly Report”). Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and BioTime can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this Quarterly Report because of numerous factors, many of which are beyond the control of BioTime. A number of important factors could cause BioTime’s results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" included in this Quarterly Report.

The following discussion should be read in conjunction with BioTime interim condensed consolidated interim financial statements and the related notes provided under "Item 1- Financial Statements" above.

Company and Business Overview

We are a late-stage, clinical biotechnology company focused on developing and commercializing products addressing degenerative diseases. Our current clinical programs are targeting three primary sectors: aesthetics, ophthalmology and cell/drug delivery. Our clinical programs are based on two platform technologies: pluripotent cells that are capable of becoming any of the cell types in the human body, and a proprietary three-dimensional cell and drug delivery matrix technology. The foundation of our cell delivery platform is our HyStem® cell and drug delivery matrix technology. Renevia®, a cell delivery product, met its primary endpoint in a European Union pivotal clinical trial for the treatment of facial lipoatrophy in HIV patients earlier this year. Submission for approval of Renevia® is expected later this year, with an anticipated commercial launch in 2018. OpRegen®, a retinal pigment epithelium transplant therapy, is in a Phase I/IIa multicenter clinical trial for the treatment of dry age-related macular degeneration. Age-related macular degeneration (“AMD”) is the leading cause of blindness in people over the age of 60, and dry-AMD accounts for approximately 90% of all AMD.

We also have significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc., (“Asterias”), and OncoCyte Corporation (“OncoCyte”), which we founded and which, until recently, were our majority-owned consolidated subsidiaries. Asterias (NYSE American: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of very high unmet medical needs in the fields of neurology (spinal cord injury) and oncology (Acute Myeloid Leukemia and lung cancer). OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology. Beginning on May 13, 2016 and February 17, 2017, we deconsolidated the financial statements and results of operations of Asterias and OncoCyte, respectively, from BioTime. As of September 30, 2017, we owned 14,674,244 shares of OncoCyte common stock with a value of approximately $110.8 million and 21,747,569 shares of Asterias common stock with a value of approximately $73.9 million.

We also seek to leverage our substantial intellectual property portfolio by advancing early-stage programs. In January 2017, we formed AgeX Therapeutics, Inc. (“AgeX”) to continue development of early-stage programs. In August 2017 AgeX completed an asset acquisition and stock sale pursuant to which it received certain assets from us for use in its research and development programs and raised $10.0 million in cash to finance its operations. AgeX will focus on the development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders. Its initial programs are focusing on utilizing brown adipose tissue (“brown fat”) targeting diabetes and obesity, regenerative vascular progenitors for cardiovascular repair and our PureStem® technology with new discoveries in telomerase manipulation to create induced tissue regeneration (iTR). We now own approximately 85% of the issued and outstanding shares of AgeX common stock.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

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

As further discussed in Notes 3 and 4 to our condensed consolidated interim financial statements included elsewhere in this report, beginning on February 17, 2017, we owned less than 50% of the outstanding shares of OncoCyte common stock and no longer had a controlling financial interest in OncoCyte. Although we no longer have control of OncoCyte, as defined by GAAP, we continue to exercise significant influence over OncoCyte and have accounted for OncoCyte using the equity method of accounting, electing the fair value method. Under the fair value method, the OncoCyte shares are marked to market using the closing price of its common stock on the NYSE American multiplied by the number of shares we hold, with changes in the fair value of the shares included in other income and expenses, net, in our consolidated statements of operations. The OncoCyte shares are considered a level 1 asset as defined by ASC 820.

Results of Operations

BioTime deconsolidated Asterias and OncoCyte financial statements and results of operations from BioTime's consolidated financial statements and results of operations beginning on May 13, 2016 and February 17, 2017, respectively, as further discussed below.

Primary components of OncoCyte's assets and liabilities included in BioTime at December 31, 2016

At December 31, 2016, the primary components of OncoCyte's assets and liabilities included in our condensed consolidated balance sheet, after intercompany eliminations, were as follows: OncoCyte's current assets were cash and cash equivalents of $10.2 million and prepaid expenses and other current assets of $0.3 million; the primary components of noncurrent assets of OncoCyte were intangible assets of $1 million and property, plant and equipment of $0.7 million; the primary components of OncoCyte's liabilities were accounts payable and accrued liabilities of $1.2 million and a capital lease liability of $0.5 million.

Comparison of Three and Nine Months Ended September 30, 2017 and 2016 (in thousands)

Revenues

The amounts in the tables below show BioTime's consolidated revenues for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2017	2016	(Decrease)	Decrease
Total revenues	$1,688	$1,499	$189	+13%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2017	2016	(Decrease)	Decrease
Total revenues	$2,459	$4,840	$(2,381)	-49%

BioTime total revenues for the three months ended September 30, 2017 were $1.7 million, an increase of $0.2 million from the comparative period in 2016. The increase was primarily due to a $0.1 million increase in grant revenue received by Cell Cure and a $0.3 million increase in subscription and advertising revenues received by LifeMap Sciences, offset by $0.2 million in decreases in royalties and sales of research products and services. The Cell Cure grant revenue for the three months ended September 30, 2017 includes $1.2 million of a 7.2 million Israeli New Shekels (approximately $2.0 million) grant approved by the Israel Innovation Authority (the "IIA") for the development of OpRegen®.

BioTime total revenues decreased by approximately $2.4 million for the nine months ended September 30, 2017 as compared to the same period in the prior year, primarily related to the deconsolidation of Asterias, which contributed to $2.2 million in revenues during the prior year periods principally from grant income when Asterias revenues were consolidated and included in BioTime revenues.

Operating Expenses

The amounts in the tables below are BioTime's consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2017	2016	(Decrease)	Decrease
Research and development expenses	$6,562	$6,422	$140	2%
General and administrative expenses	4,587	4,574	13	-%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2017	2016	(Decrease)	(Decrease)
Research and development expenses	$19,327	$29,093	$(9,766)	-34%
General and administrative expenses	14,111	23,083	(8,972)	-39%

Research and development expenses

The following tables show the amount of our total research and development expenses allocated to our primary research and development projects, by respective entity conducting the research and development, during the three and nine months ended September 30, 2017 and 2016 (in thousands).

		Three Months Ended September 30, (unaudited)
		Amount(1)		Percent of Total
Company	Program	2017	2016	2017	2016
BioTime and subsidiaries other than AgeX(2)	OpRegen® and Renevia® and other HyStem® products and PureStem® progenitor cell lines for orthopedic applications	$5,030	$3,067	76.7%	47.8%

AgeX Therapeutics including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	1,072	721	16.3%	11.2%

LifeMap Sciences, Inc. (4)	Biomedical, gene, disease, and stem cell databases and tools	460	367	7.0%	5.7%

LifeMap Solutions, Inc.(5)	Mobile health software application	-	956	-%	14.9%

Asterias (6)	Pluripotent cell therapy for neurology (spinal cord injury) and oncology (acute myeloid leukemia and lung cancer)	-	-	-%	-%

OncoCyte (7)	Cancer diagnostics	-	1,311	-%	20.4%
Total research and development expenses		$6,562	$6,422	100.0%	100.0%

		Nine Months Ended September 30, (unaudited)
		Amount(1)		Percent of Total
Company	Program	2017	2016	2017	2016
BioTime and subsidiaries other than AgeX(2)	OpRegen® and Renevia® and other HyStem® products and PureStem® progenitor cell lines for orthopedic applications	$14,025	$9,570	72.6%	32.9%

AgeX Therapeutics including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	2,873	2,249	14.9%	7.7%

LifeMap Sciences, Inc. (4)	Biomedical, gene, disease, and stem cell databases and tools	1,145	1,252	5.9%	4.3%

LifeMap Solutions, Inc. (5)	Mobile health software application	486	2,997	2.5%	10.3%

Asterias (6)	Pluripotent cell therapy for neurology (spinal cord injury) and oncology (acute myeloid leukemia and lung cancer)	-	8,684	-%	29.9%

OncoCyte (7)	Cancer diagnostics	798	4,341	4.1%	14.9%
Total research and development expenses		$19,327	$29,093	100.0%	100.0%

(1)Amount includes research and development expenses incurred directly by BioTime or the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent allocated, and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2) BioTime includes Cell Cure, ES Cell International Pte. Ltd. (“ESI”) and OrthoCyte Corporation (“OrthoCyte”).

(3) Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the tables above, for the three and nine months ended September 30, 2017 and September 30, 2016, AgeX related research and development expenses that were previously included in BioTime have been reclassified to AgeX for all periods presented. See Note 10 to our condensed consolidated interim financial statements included elsewhere in this Report.

(4) LifeMap Sciences, Inc. is a subsidiary of AgeX.

(5) Since July 2017, LifeMap Solutions has ceased conducting its mobile health software application business and is not expected to incur any further research and development expenses.

(6) For the nine months ended September 30, 2016, includes the period from January 1, 2016 through May 12, 2016, the date prior to the Asterias Deconsolidation.

(7) For the nine months ended September 30, 2017, includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The increases of $2.0 million and $4.5 million in BioTime related research and development expenses for the three and nine months ended September 30, 2017, from the respective periods in 2016, are mainly attributable to clinical trials and other work for the development of BioTime’s lead products, OpRegen® for age related macular degeneration, and Renevia® for adipose fat transplant for facial aesthetics.

General and administrative expenses

The following tables show the amount of general and administrative expenses of BioTime and named subsidiaries during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, (unaudited)
	Amount(1)		Percent
Company	2017	2016	2017	2016
BioTime and subsidiaries other than AgeX (2)	$3,844	$2,178	83.8%	47.6%
AgeX Therapeutics including ReCyte (3)	636	379	13.9%	8.3%
LifeMap Sciences, Inc. (4)	95	363	2.1%	7.9%
LifeMap Solutions, Inc. (5)	12	484	.2%	10.6%
Asterias (6)	-	-	-%	-%
OncoCyte (7)	-	1,170	-%	25.6%
Total general and administrative expenses	$4,587	$4,574	100.0%	100.0%

	Nine Months Ended September 30, (unaudited)
	Amount(1)		Percent
Company	2017	2016	2017	2016
BioTime and subsidiaries other than AgeX (2)	$9,996	$7,146	70.8%	31.0%
AgeX Therapeutics including ReCyte (3)	2,212	1,399	15.7%	6.1%
LifeMap Sciences, Inc. (4)	465	1,365	3.3%	5.9%
LifeMap Solutions, Inc. (5)	848	1,355	6.0%	5.9%
Asterias (6)	-	7,561	-%	32.7%
OncoCyte (7)	590	4,257	4.2%	18.4%
Total general and administrative expenses	$14,111	$23,083	100.0%	100.0%

(1) Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2) BioTime includes Cell Cure, ESI, and OrthoCyte.

(3) Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the tables above, for the three and nine months ended September 30, 2017 and September 30, 2016, AgeX related general and administrative expenses that were previously included in BioTime have been reclassified to AgeX for all periods presented. See Note 10 to our consolidated interim financial statements included elsewhere in this Report.

(4) LifeMap Sciences, Inc. is a subsidiary of AgeX.

(5) Since July 2017, LifeMap Solutions has ceased conducting its mobile health software application business and is not expected to incur any further general and administrative expenses.

(6) For the nine months ended September 30, 2016, includes the period from January 1, 2016 through May 12, 2016, the date prior to the Asterias Deconsolidation.

(7) For the nine months ended September 30, 2017, includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The increases of $1.7 million and $2.9 million in BioTime general and administrative expenses for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 are primarily due to increases in compensation and related expenses resulting from the hire of additional key personnel, increased rent expense under the lease for our current office and laboratory facilities, which commenced in February 2016, a noncash expense recorded in July 2017 for the issuance of a warrant to a noncontrolling interest in Cell Cure and increases in investor relations and other consulting expenses.

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

Gain on sale of assets – Loss from operations for the nine months ended September 30, 2017 includes a $1.8 million gain we recognized on sale of certain assets by LifeMap Solutions. BioTime has determined not to provide further funding to LifeMap Solutions for its operations.

Other income and expenses, net

Other income/(expenses), net – The following table shows the amount of other income and expenses, net, during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2017	2016	2017	2016
Other income/(expenses), net
Interest expense, net	$(10)	$(167)	$(729)	$(513)
Gain on equity method investment in OncoCyte at fair value	34,485	-	39,620	-
Gain (loss) on equity method investment in Asterias at fair value	(3,262)	40,015	(26,097)	26,532
Gain on deconsolidation of OncoCyte	-	-	71,697	-
Gain on deconsolidation of Asterias	-	-	-	49,048
Loss on extinguishment of related party convertible debt	(2,799)	-	(2,799)	-
BioTime's share of losses in equity method investment in Ascendance	-	(855)	-	(1,189)
Other income (expenses), net	(143)	(173)	1,202	197
Total other income/(expense), net	$28,271	$38,820	82,894	74,075

Unrealized gain or loss on OncoCyte shares – We own 14.7 million shares of common stock of OncoCyte. We elected to account for our shares in OncoCyte at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. Our OncoCyte shares had a fair value of $110.8 million as of September 30, 2017 and a fair value of $71.2 million as of February 17, 2017, based on the closing prices of OncoCyte common stock on the NYSE American of $7.55 per share and $4.85 per share on those respective dates. For the three months ended September 30, 2017, we recorded an unrealized gain of $34.5 million on our OncoCyte shares due to the increase in OncoCyte's stock price from June 30, 2017 to September 30, 2017 based on the closing prices of OncoCyte common stock on the NYSE American of $5.20 per share and $7.55 per share on those respective dates. For the nine months ended September 30, 2017, we recorded an unrealized gain of $39.6 million on the OncoCyte shares due to the increase in OncoCyte's stock price from February 17, 2017 to September 30, 2017, based on the closing prices of OncoCyte common stock on the NYSE American of $4.85 per share and $7.55 per share on those respective dates.

Unrealized gain or loss on Asterias shares – We own 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. Our Asterias shares had a fair value of $73.9 million as of September 30, 2017, and a fair value of $100.0 million as of December 31, 2016, based on the closing prices of Asterias common stock on the NYSE American of $3.40 per share and $4.60 per share on those respective dates. For the three months ended September 30, 2017, we recorded an unrealized loss of $3.3 million on our Asterias shares due to the decrease in Asterias' stock price from June 30, 2017 to September 30, 2017, based on the closing prices of Asterias common stock on the NYSE American of $3.55 per share and $3.40 per share on those respective dates. For the nine months ended September 30, 2017, we recorded an unrealized loss of $26.1 million on the Asterias shares due to the decrease in Asterias' stock price from December 31, 2016 to September 30, 2017, based on the closing prices of Asterias common stock on the NYSE American of $4.60 per share and $3.40 per share on those respective dates.

Unrealized gain on deconsolidation of OncoCyte – During the nine months ended September 30, we recorded an unrealized gain of $71.7 million in connection with the OncoCyte Deconsolidation on February 17, 2017.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market prices of our Asterias and OncoCyte shares, which could significantly impact our net income or loss reported in our consolidated statements of operations for each period.

Loss on extinguishment of related party convertible debt – We recognized a $2.8 million noncash loss on extinguishment of related party convertible in connection with the purchase of all of the outstanding Cell Cure Convertible Notes from HBL on July 10, 2017.

BioTime's share of losses in equity method investment in Ascendance and other income/(expense), net – BioTime's share of losses in equity method investment in Ascendance for the three and nine month periods ended September 30, 2016 were $0.9 million and $1.2 million, respectively. Other income and expenses, net, in 2017 and 2016 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI.  Foreign currency transaction gains and losses for the three and nine months ended September 30, 2017 and 2016 are principally related to the remeasurement of the US dollar denominated convertible notes payable by Cell Cure to BioTime and other Cell Cure shareholders.

Income Taxes

The deconsolidation of Asterias and OncoCyte financial statements from BioTime were not taxable transactions and did not create a current income tax payment obligation. The market value of the Asterias and OncoCyte shares we hold creates a deferred tax liability to us based on the closing market price of the shares, less our tax basis in the shares. The deferred tax liability generated by the Asterias and OncoCyte shares that we hold is a source of taxable income to us that will more likely than not result in the realization of our deferred tax assets to the extent of those deferred tax liabilities. Because the deferred tax liabilities are determined based on the closing prices of those shares and, due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liabilities pertaining to Asterias and OncoCyte shares, measured as of the period end being reported on, and the related impacts to the valuation allowance changes and deferred tax assets, are recorded in the interim period in which they occur.

A valuation allowance is provided when it is more likely than not that some portion of our deferred tax assets will not be realized.

For federal income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte discussed in Note 3 to our consolidated financial statements included elsewhere in this report, and the deferred tax liabilities generated from the Asterias and OncoCyte share market values from their respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock price through September 30, 2017, our deferred tax liabilities exceeded our deferred tax assets by $4.8 million as of September 30, 2017. Accordingly, as of September 30, 2017, for federal income tax purposes, we released our entire valuation allowance and recognized a federal deferred income tax expense of $4.8 million during the three and nine months ended September 30, 2017. For state income tax purposes, we have a full valuation allowance on our state deferred tax assets as of September 30, 2017, and December 31, 2016 and, accordingly, we did not record any state tax provision or benefit for all periods presented.

We had established a full valuation allowance as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the nine months ended September 30, 2016.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of Asterias and OncoCyte from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

Liquidity and Capital Resources

At September 30, 2017, we had $18.2 million of cash, cash equivalents, and available for sale securities on hand. Our cash on hand at September 30, 2017 included $9.2 million held by AgeX. We received approximately $26.7 million of additional cash during October 2017 from an underwritten public offering of our common shares.  See Note 14 to Notes to Interim Condensed Consolidated Financial Statements.

We also hold shares of Asterias and OncoCyte common stock which had a combined market value of $184.7 million at September 30, 2017. Although we have no present plans to liquidate our holdings of Asterias or OncoCyte shares, if we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some or all of our Asterias or OncoCyte shares, as necessary. The market value shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

On August 8, 2017, the IIA approved a grant for 2017 of up to 7.2 million Israeli New Shekels (approximately $2.0 million) for the development of OpRegen® of which we recorded a $1.2 million grant receivable as of September 30, 2017.

On September 18, 2017, we were awarded a grant of up to $1.56 million from the Small Business Innovation Research (SBIR) program of the National Institutes of Health (NIH). The SBIR grant provides funding to further develop our innovative, next generation vision restoration program for advanced retinal diseases and injuries other than age related macular degeneration. The SBIR grant funds will become available for payment by the NIH as allowable expenses are incurred by us. As of September 30, 2017, we had not yet received any portion of the grant funds.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, data base subscription revenues, royalties from product sales and sales of research products and services. At September 30, 2017, we had an accumulated deficit of approximately $144.4 million, working capital of $17.2 million and shareholders' equity of $209.0 million. We have evaluated our projected cash flows and believe that our $18.2 million of cash, cash equivalents and available for sale securities as of September 30, 2017, and the net proceeds of approximately $26.7 million raised in the underwritten public offering during October 2017, provide sufficient cash, cash equivalents and liquidity to carry out our current operations through at least twelve months from the issuance date of the consolidated financial statements included elsewhere in this Report.

Our projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. For example, clinical trials being conducted for our OpRegen® program will be funded in part with funds from grants and not from cash on hand. If we were to lose our grant funding or we are unable to continue to provide working capital to the OpRegen® program, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, unless we are able to obtain adequate financing from another source that could be used for our clinical trials. We cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of present shareholders.

Cash flows used in operating activities

During the nine months ended September 30, 2017, our total research and development expenses were $19.3 million and our general and administrative expenses were $14.1 million. Net income attributable to BioTime for the nine months ended September 30, 2017 amounted to $52.0 million. Net cash used in operating activities during this period amounted to $24.8 million, which includes approximately $1.2 million of cash used by OncoCyte for the period from January 1, 2017 through February 16, 2017, the period during which OncoCyte's results were consolidated with BioTime. The difference between the net income attributable to us and net cash used in operating activities during the nine months ended September 30, 2017 was primarily attributable to the following noncash items: $71.7 million gain recorded on the OncoCyte Deconsolidation, $39.6 million unrealized gain on the OncoCyte shares we own due to an increase in the OncoCyte stock price since the OncoCyte Deconsolidation, $26.1 million unrealized loss on the Asterias shares we own due to a decline in the Asterias stock price, $4.8 million of deferred income tax expense, $3.2 million loss attributable to non-controlling shareholders, stock-based compensation expense of $2.9 million, $2.8 million loss on the extinguishment of Cell Cure convertible debt, $2.4 million of depreciation and amortization expenses, $1.8 million of gain on the sale of LifeMap Solutions assets, and $1.5 million of foreign currency remeasurement gains and other items. Changes in working capital impacted our cash used in operations by $0.9 million as a net source of cash.

Cash flows used in investing activities

During the nine months ended September 30, 2017, we used $9.6 million of cash for investing activities. The primary components of this use of cash were $8.9 million resulting from the deconsolidation of OncoCyte's cash and cash equivalents balance, and $0.9 million used to purchase property, plant and equipment.

Cash flows generated by financing activities

During the nine months ended September 30, 2017, we generated $29.0 million in cash from financing activities. The primary components of the sources of cash from financing activities were $18.5 million in net proceeds from the sale of 7,453,704 common shares in an underwritten public offering, after deducting underwriting discounts, commissions and expenses related to the financing, $10.0 million in net proceeds received by AgeX from the sale of shares of its common stock to new investors, $0.4 million in related party convertible loans obtained by Cell Cure from shareholders other than BioTime, and a $0.2 million reimbursement from our landlord on tenant improvements.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Equity Method Accounting for Asterias and OncoCyte shares at fair value

We account for our Asterias and OncoCyte shares using the equity method of accounting fair value option. The value of those shares is subject to changes in the stock prices. Asterias and OncoCyte common stock trade on the NYSE American under the ticker symbols "AST" and "OCX", respectively. As of September 30, 2017, the 52-week high/low closing stock price per share range for Asterias was $2.85 to $5.65, and for OncoCyte was $3.60 to $7.70.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"). Our management, including our principal executive officers and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we and our subsidiaries may be involved in routine litigation incidental to the conduct of our business. We are not presently a party to any pending litigation. Cell Cure was a party to two pending opposition proceedings in the European Patent Office (EPO) involving EP Patent Numbers 2147094 (issued 08-Oct-2014) and 2554661 (issued 19-Nov-2014), both entitled, "Stem Cell-Derived Retinal Pigment Epithelial Cells". The Oral Proceedings took place on March 16, 2017 and March 17, 2017, respectively. Both patents were upheld by the EPO. The decisions were both appealed and the detailed grounds for appeal were due on September 9, 2017 and September 11, 2017, respectively, however, both appeals were withdrawn prior to those dates and the patents will be issued as amended in the opposition proceedings. Both patents relate to our OpRegen® product and provide protection until April 2028. There are additional patent applications pending that if issued will provide further protection for OpRegen®.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our proposed operations, business prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission (“SEC”).

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Business Operations

We have incurred operating losses since inception and we do not know if we will attain profitability.*

Our operating losses for the nine months ended September 30, 2017 and for the fiscal years ended December 31, 2016 and 2015, were $29.3 million, $59 million and $65.8 million, respectively, and we had an accumulated deficit of $144.4 million as of September 30, 2017. We primarily finance our operations through the sale of equity securities, research grants, royalties on product sales by our licensees, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries' success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine.*

We are attempting to develop new medical products and technology. None of our experimental products and technologies has received regulatory approval for commercialization and have only been used in laboratory studies in vitro or in animals. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $19.3 million during the nine months ended September 30, 2017, and $36.1 million and $42.6 million during the fiscal years ended December 31, 2016 and 2015, respectively. If we are successful in developing a new technology or products, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Future clinical trials of new therapeutic products, particularly those products that are regulated as drugs or devices, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with other companies. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on the sale of products rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Other programs slated for development including those we consolidate in a new subsidiary, AgeX Therapeutics, Inc., may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have.*

At September 30, 2017, we had $18.2 million of cash, cash equivalents and available for sale securities on hand, including $9.2 million held by AgeX. During October 2017 BioTime raised an additional $26.7 million upon the completion of an underwritten public offering of its common shares. Although BioTime and its subsidiaries combined have raised a total of approximately $55.2 million of net proceeds through the sale of equity securities so far this year, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

Sales of the products we may develop will be adversely impacted by the availability of competing products.

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

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

We and our subsidiaries and affiliates, including Asterias and OncoCyte, expect to continue to incur substantial research and product development expenses, and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability, and the ability of Asterias and OncoCyte, to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. There is no assurance that we, Asterias and OncoCyte will be able to raise capital at times and in amounts needed to finance product development, clinical trials, and general operations. Even if capital is available, it may not be available on terms that we or our shareholders would consider favorable. Sales of additional equity securities by us or our subsidiaries could result in the dilution of the interests of present shareholders.

Any cell-based products that receive regulatory approval may be difficult and expensive to manufacture on a commercial scale.

Pluripotent stem derived therapeutic cells have only been produced on a small scale and not in quantities and at levels of purity and viability that will be needed for wide scale commercialization. If we are successful in developing products that consist of pluripotent cells or other cells or products derived from pluripotent stem or other cells, we will need to develop processes and technology for the commercial production of those products. Pluripotent stem cell or other cell based products are likely to be more expensive to manufacture on a commercial scale than most other drugs on the market today. The high cost of manufacturing a product will require that we charge our customers a high price for the product in order to cover our costs and earn a profit. If the price of our products is too high, hospitals and physicians may be reluctant to purchase our products. We may not be able to sell our products in sufficient volumes to recover our costs or to earn a profit.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or has not fully complied, with such laws, it could face substantial penalties.*

If we obtain FDA approval for any of our product candidates or technologies and begin commercializing those products or technologies in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology and Clinical Health Act, (“HITECH”) and our implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•
The Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Failure in our information technology and storage systems could significantly disrupt the operation of our business.*

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.*

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the health care providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and other health care providers. The degree of market acceptance of any of our products will depend on a number of factors, including without limitation:

•	the efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;

•	the prevalence and severity of the disease and any side effects;

•	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;

•	the convenience and ease of administration;

•	the cost of treatment, particular as additive to existing treatments;

•	the willingness of the patients and physicians to accept and use these therapies;

•	the marketing, sales and distribution support for the products;

•	the publicity concerning our products or competing products and treatments; and

•	the pricing and availability of third-party insurance coverage and reimbursement.

Even if a product displays a favorable efficacy and safety profile upon approval, market acceptance of the product remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of the products may require significant investment and resources and may never be successful. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other health care providers, we will not be able to generate sufficient revenue to become or remain profitable.

If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even assuming approval of a product candidate, our business may suffer.*

Our projections of both the number of potential users in the markets we are attempting to address are based on our beliefs and estimates. You should bear in mind the following:

•
Our estimates have been derived from a variety of sources, including publications and scientific literature estimating the total number of patients, currently approved or used therapies, or market research as well as certain assumptions regarding the potential size of the market assuming broad regulatory approval or potential usage by physicians beyond the approved label, any of which may prove to be incorrect.

•	The scope of approval and potential use may be significantly narrower and the number of patients may turn out to be lower than expected.

•
Competitive agents or approaches may be approved or come into use by the relevant medical provider and the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, any which could adversely affect our results of operations and our business.

We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, and if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices our product candidates could be stopped, delayed, or made less profitable.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical supplies and our technology platform, and we lack the resources and the capability to manufacture, whether on a clinical or commercial scale. With respect to our reliance on outside vendors:

•
These vendors also source raw materials in order to implement our technology solutions and manufacture our clinical supplies of our product candidates and we plan to continue relying on third parties to manufacture our product candidates on a commercial scale, if approved.

•
Facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA.

•
We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates.

•
If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

•
We have limited or no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain or maintain regulatory approval for or market our product candidates, if approved.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.*

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

•	We may be unable to identify manufacturers on acceptable terms or at all.

•	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

•	We may not be able to obtain enabling licenses of third-parties intellectual property rights.

•	Our third-party manufacturers could breach or terminate their agreement with us.

Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm and could result in product liability suits.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Clinical studies are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.*

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•
inability to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical studies necessary for product approval;

•
delays in reaching agreement on acceptable terms with CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required Institutional Review Board (“IRB”), approval at each clinical study site;

•	failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug (“IND”), or equivalent foreign application or amendment;

•	delays in recruiting qualified patients in our clinical studies;

•	failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;

•	failure to perform the clinical studies in accordance with the FDA’s good clinical practices requirements, or applicable foreign regulatory guidelines;

•	patients dropping out of our clinical studies;

•	occurrence of adverse events associated with our product candidates;

•	ability to use clinical trial results from foreign jurisdictions in support of U.S. regulatory approval;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical studies of our product candidates;

•
negative or inconclusive results from our clinical trials which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon development programs in other ongoing or planned indications for a product candidate; and

•	delays in reaching agreement on acceptable terms with third-party manufacturers and the time for manufacture of sufficient quantities of our product candidates for use in clinical studies.

Any inability to successfully complete clinical development and obtain regulatory approval could result in additional costs to us or impair our ability to generate revenue. Clinical study delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do and may harm our business and results of operations.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harm patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.*

The use or misuse of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	initiation of investigations by regulators;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions; and

•	decreased demand for our product candidates, if approved for commercial sale.

We believe our current product liability insurance coverage is appropriate in light of our clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to increase our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Intellectual property we may develop using grants received from the federal government are subject to rights maintained by the government.*

Research and development we perform that is funded by grants from the federal government, and any intellectual property that we create using those grants, is subject to the rights maintained by the federal government.

We will have certain obligations and may incur liabilities arising from clinical trials, and we do not yet know the scope of any resulting expenses that might arise.

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

Our business could be adversely affected if we lose the services of the key personnel upon whom we depend.

We believe that our continued success depends to a significant extent upon our efforts and ability to retain highly qualified personnel, including our Co-Chief Executive Officers, Dr. Michael West and Adi Mohanty. All of our officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The loss of the services of Dr. West, Mr. Mohanty or other members of senior management of BioTime or of our subsidiaries could have a material adverse effect on us. Further, the replacement of any of such individuals likely would involve significant time and costs and may significantly delay or prevent the achievement of our business and clinical objectives and would harm our business.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits.

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

Failure of our internal control over financial reporting could harm our business and financial results.

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

Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products.

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

If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

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

There is no certainty that our pending or future patent applications will result in the issuance of patents.

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

In Europe, there is uncertainty about the eligibility of hES cell subject matter for patent protection. The European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” A recent decision at the Court of Justice of the European Union interpreted parthenogenetically produced hES cells as patentable subject matter. Consequently, the European Patent Office now recognizes that human pluripotent cells (including human ES cells) can be created without a destructive use of human embryos as of June 5, 2003, and patent applications relating to hES cell subject matter with a filing and priority date after this date are no longer automatically excluded from patentability under Article 53 (a) EPC and Rule 28(c) EPC.

There is no certainty that we will be able to obtain licenses to intellectual property rights owned by third-parties.*

There are no assurances that any of our intellectual property rights will guarantee protection or market exclusivity for our products and product candidates. In such cases, we may need to obtain enabling licenses from third parties to protect our products and product candidates, try to secure market exclusivity or avoid infringing on the intellectual property rights of third parties. If we are unable to fully protect our product candidates or achieve market exclusivity for our products and product candidates, our financial success will be dependent, in part, on our ability to protect and enforce our intellectual property rights, to operate without infringing upon the proprietary rights of others, or, when necessary, our ability to obtain enabling licenses.

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

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

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our subsidiaries, affiliates, collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies such as ours have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. Risks relating to compliance with laws and regulations may be heightened as we continue to operate globally.

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

Risks Related to our Dependence on Third Parties

Asterias could lose its CIRM grant if Asterias fails to meet the clinical trial milestones that are a condition to CIRM’s obligation to provide funding.

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

We expect to rely on marketing partners or contract sales companies.

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

Risks Related to Our Common Shares

Ownership our common shares will entail certain risks associated with the volatility of prices for our common shares and the fact that we do not pay dividends on our common shares.

Our net income or loss will be impacted by changes in the market value of Asterias and OncoCyte common stock.

Because we use the equity method of accounting for the common stock of Asterias and OncoCyte that we hold at fair value, we will recognize gain or loss to the extent that the market value of Asterias and OncoCyte common stock changes from calendar quarter to calendar quarter, regardless of whether we sell any of those shares.

Because we are engaged in the development of pharmaceutical and stem cell therapy products and cancer diagnostic tests, the price of our common shares may rise and fall rapidly.

The market price of our common shares, like that of the shares of many biotechnology companies, has been highly volatile. The price of our common shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy or diagnostic test, even though the outcome of those trials and the likelihood of ultimate FDA approval of a therapeutic product remain uncertain. Similarly, prices of our common shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. Additionally, the failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common shares.

Current economic and stock market conditions may adversely affect the price of our common shares.

The stock market has been experiencing extreme price and volume fluctuations which have affected the market price of the equity securities without regard to the operating performance of the issuing companies. Broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common shares.

Because we do not pay dividends, our common shares may not be a suitable investment for anyone who needs to earn dividend income.

We do not pay cash dividends on our common shares. For the foreseeable future, we anticipate that any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to holders of our common shares. This means that our common shares may not be a suitable investment for anyone who needs to earn income from their investments.

Insiders continue to have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.*

Our directors, executive officers and each of our shareholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, owned approximately 31% of the outstanding shares of our common stock as of September 30, 2017. Our existing shareholder, Broadwood Partners, L.P., which is affiliated with Neal Bradsher, a member of our Board of Directors, purchased 2,692,307 shares of our common stock in the October 2017 public offering at the public offering price of $2.60 per share. As a result, following the offering, the aggregate ownership of our directors, executive officers and each of our shareholders who own greater than 5% of our outstanding common stock and their affiliates increased to approximately 30.6%. As a result, these shareholders, if acting together, will be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common stock and might ultimately affect the market price of our common stock.

Securities analysts may not initiate coverage or continue to cover our common shares and this may have a negative impact on the market price of our common shares.

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

Investors in our common shares may experience dilution of their ownership interests because of the future issuance of additional common shares and preferred shares by us and our subsidiaries

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 152,000,000 shares of capital stock consisting of 150,000,000 common shares and 2,000,000 “blank check” preferred shares. As September 30, 2017, there were 115,804,040 common shares outstanding.

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

We may seek to raise additional capital from time to time in the future, including pursuant to our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., provided that no common stock may be issued prior to the expiration of the 90-day lock-up period following the October 2017 public offering. We and our subsidiaries may issue additional common shares or other securities that are convertible into or exercisable for common shares in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, or in connection with future business acquisitions, or for other business purposes. The future issuance of any such additional common shares or other securities may create downward pressure on the trading price of our common shares.

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

The market price of our common shares could be impacted by prices at which we sell shares in our subsidiaries.

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

The implementation of a new FASB accounting standard could increase the risk that our future consolidated financial statements could be qualified by going concern uncertainty.

FASB ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures, was effective for us for the year ended December 31, 2016, and all annual and interim periods thereafter. In connection with preparing consolidated financial statements for each annual and interim reporting period, ASU No. 2014-15 requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued (or within one year after the date that the consolidated financial statements are available to be issued when applicable). As a result of the implementation of ASU No. 2014-15, we will be required to have more cash, cash equivalents, and liquid investments on hand on the date we issue or file our consolidated financial statements than had been the case during prior years in order to avoid a going concern qualification in our auditor’s report and in the footnotes to our consolidated financial statements. If our consolidated financial statements were to become subject to a going concern qualification or uncertainty or if we are unable to alleviate substantial doubt as part of our going concern assessment, or both, the market price of our common stock could decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (2)

10.1	Asset Contribution and Separation Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. *#

10.2	License Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. *#

10.3	Option to Purchase Shares of AgeX Therapeutics, Inc., dated August 4, 2017, granted by BioTime, Inc. to Alfred D. Kingsley *

10.4	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan (3)

10.5	Form of AgeX Therapeutics, Inc. Stock Option Agreement (4)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Exhibit 3.1 to BioTime's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 14, 2017.

(2)	Incorporated by reference to Exhibit 3.1 to BioTime's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017.

(3)	Incorporated by reference to Exhibit 10.1 to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2017.

(4)	Incorporated by reference to Exhibit 10.2 to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2017.

#
Confidential treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the SEC.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 9, 2017	/s/ Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

Date: November 9, 2017	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Date: November 9, 2017	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer