Form 10-K/A
period 2017-12-31
BIOTIME INC
filed 2018-04-02
CIK 876343

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

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for 2018 Annual Meeting of Shareholders are incorporated by reference in Part III

EXPLANATORY NOTE

BioTime, Inc. (“BioTime”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018 (the “Original Filing”), in accordance with Rule 3-09 of Regulation S-X to include as schedules to this Annual Report audited financial statements of OncoCyte Corporation (“OncoCyte”) for the year ended December 31, 2017 which were included in OncoCyte’s Annual Report on Form 10-K filed with the SEC on April 2, 2018 (the “OncoCyte Financial Statements”). The OncoCyte Financial Statements have been filed an Exhibit to this Amendment and are incorporated by reference as financial schedules in Item 15 of this Annual Report.

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

The following financial statements of BioTime are filed in this Report:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a-2)	Financial Statement Schedules

Audited financial statements of Asterias are filed as Exhibit 99.1

(a-3)	Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Incorporation (1)

3.2	By-Laws, As Amended (2)

4.1	Specimen of Common Share Certificate (3)

4.2	Form of Warrant Issued June 2013 (4)

4.3	Warrant Agreement, dated as of October 1, 2013, as amended September 19, 2014, between BioTime, Inc. and American Stock Transfer & Trust Company, LLC as Warrant Agent for the benefit of Asterias Biotherapeutics, Inc. (5)

4.4	Warrant Issued October 1, 2013 to Asterias Biotherapeutics, Inc. (included in Exhibit 4.7) (5)

10.1	2002 Stock Option Plan, as amended (6)

10.2	Employment Agreement, dated October 10, 2007, between BioTime, Inc. and Michael D. West. (7)

10.3	Commercial License and Option Agreement between BioTime and Wisconsin Alumni Research Foundation (8)

10.4	License Agreement, dated July 10, 2008, between Embryome Sciences, Inc. and Advanced Cell Technology, Inc. (9)

10.5	First Amendment of Commercial License and Option Agreement, dated March 11, 2009, between BioTime and Wisconsin Alumni Research Foundation (10)

10.6	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement (11)

10.7	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement (11)

10.8	License Agreement between BioTime, Inc. and Cornell University (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (12)

10.9	LifeMap Sciences, Inc. 2011 Stock Option Plan; and Form of LifeMap Sciences, Inc. Stock Option Agreement (13)

10.10	Exclusive License Agreement, dated February 15, 2006, between Glycosan BioSystems, Inc. and the University of Utah Research Foundation, as amended (14)

10.11	Form of Employee Incentive Stock Option Agreement (15)

10.12	Form of Non-employee Director Stock Option Agreement (15)

10.13	Option Agreement, dated March 4, 2014, between BioTime and certain investors (16)

10.14	Employment Agreement, dated December 29, 2014, between BioTime, Inc. Aditya Mohanty (17)

10.15	2012 Equity Incentive Plan, as amended (18)

10.16	Research & Development Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (19)

10.17	License Agreement, dated September 29, 2015, between OrthoCyte Corporation and Heraeus Medical GmbH (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (19)

10.18	Employment Agreement, dated November 16, 2015, between BioTime, Inc. and Russell Skibsted (20)

10.19	Amendment of Employment Agreement, dated November 24, 2015, between BioTime, Inc. and Michael D. West (21)

10.20	Amendment of Employment Agreement, dated November 24, 2015, between BioTime, Inc. and Aditya Mohanty (21)

10.21	Lease, dated December 10, 2015, between BioTime, Inc. and BSREP Marina Village Owner LLC (22)

10.22	Cross-License Agreement, dated February 16, 2016, among Asterias Biotherapeutics, Inc., BioTime, Inc., and ES Cell International Pte. Ltd. (23)

10.23	Cell Cure Neurosciences Ltd. Share Option Plan (24)

10.24	Form of Cell Cure Neurosciences Ltd. Share Option Plan Option Agreement (24)

10.25	Controlled Equity OfferingSM Sales Agreement, dated as of April 6, 2017 between BioTime, Inc., and Cantor Fitzgerald & Co. (25)

10.26	Second Amended and Restated License Agreement, dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (26)

10.27	Debt and Note Purchase Agreement, dated June 16, 2017, as amended June 29, 2017, between BioTime, Inc. and HBL-Hadasit Bio-Holdings Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (26)

10.28	Share Purchase and Transfer Agreement, dated June 16, 2017, by and among BioTime, Inc. and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (26)

10.29	2017 Amendment to 2012 Equity Incentive Plan (27)

10.30	Asset Contribution and Separation Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. (28)

10.31	License Agreement, dated August 17, 2017, between BioTime, Inc. and AgeX Therapeutics, Inc. (28)

10.32	Option to Purchase Shares of AgeX Therapeutics, Inc., dated August 4, 2017, granted by BioTime, Inc. to Alfred D. Kingsley (28)

10.33	AgeX Therapeutics, Inc. 2017 Equity Incentive Plan (29)

10.34	Form of AgeX Therapeutics, Inc. Stock Option Agreement (29)

10.35	Amendment, dated January 8, 2018, to Second Amended and Restated License Agreement, dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development (30)

21.1	List of Subsidiaries (30)

23.1	Consent of OUM & Co. LLP (30)

23.2	Consent of OUM & Co. LLP for Financial Statements of Asterias Biotherapeutics, Inc.(30)

23.3	Consent of OUM & Co. LLP for Financial Statements of OncoCyte Corporation.*

31	Rule 13a-14(a)/15d-14(a) Certification *

32	Section 1350 Certification *

99.1	Financial Statements of Asterias Biotherapeutics, Inc. (30)

99.2	Financial Statements of OncoCyte Corporation*

101	Interactive Data File

101.INS	XBRL Instance Document (30)

101.SCH	XBRL Taxonomy Extension Schema (30)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (30)

101.LAB	XBRL Taxonomy Extension Label Linkbase(30)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(30)

101.DEF	XBRL Taxonomy Extension Definition Document(30)

(1)	Incorporated by reference to BioTime’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on August 14, 2017

(2)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2017

(3)	Incorporated by reference to Registration Statement on Form S-1, File Number 33-44549 filed with the Securities and Exchange Commission on December 18, 1991, and Amendment No. 1 and Amendment No. 2 thereto filed with the Securities and Exchange Commission on February 6, 1992 and March 7, 1992, respectively

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013

(5)	Incorporated by reference to BioTime’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2014

(6)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(7)	Incorporated by reference to BioTime’s Annual Report on Form 10-KSB for the year ended December 31, 2007

(8)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2008

(9)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

(10)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2008

(11)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2010

(12)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(13)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2011

(14)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(15)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

(16)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2013

(17)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2014

(18)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-205661 filed with the Securities and Exchange Commission on July 15, 2015

(19)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

(20)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2015

(21)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2015

(22)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2015

(23)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2016

(24)	Incorporated by reference to BioTime’s Annual Report on Form 10-K for the year ended December 31, 2016

(25)	Incorporated by reference to BioTime’s Registration Statement on Form S-3, File Number 333-217182 filed with the Securities and Exchange Commission on April 6, 2017

(26)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017

(27)	Incorporated by reference to Registration Statement on Form S-8, File Number 333-219204 filed with the Securities and Exchange Commission on July 7, 2017

(28)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

(29)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2017

(30)	Incorporated by reference to BioTime’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2018

* Filed herewith

(c)	Financial Statement Schedules of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The following financial statements of OncoCyte Corporation are incorporated by reference to the financial statements included in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018, and filed herewith as Exhibit 99.2.

Balance sheets as at December 31, 2017 and 2016

Statements of operations for the years ended December 31 2017, 2016, and 2015

Statements of comprehensive loss for the years ended December 31 2017, 2016, and 2015

Statement of stockholders’ equity for the years ended December 31 2017, 2016, and 2015

Statements of cash flows for the years ended December 31 2017, 2016, and 2015

Notes to Financial Statements

Item 16.	Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April 2018.

BIOTIME, INC.

By:	/s/ Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

By:	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

