Form 10-Q
period 2018-03-31
BIOTIME INC
filed 2018-05-10
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,873,240 common shares, no par value, as of May 4, 2018.

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

Deconsolidation of OncoCyte Corporation Effective February 17, 2017

Effective February 17, 2017, BioTime deconsolidated OncoCyte Corporation (“OncoCyte”) financial statements and results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime’s percentage ownership in OncoCyte below 50% as a result of OncoCyte issuing 625,000 shares of its common stock pursuant to warrant exercises by certain OncoCyte shareholders. Prior to that date, OncoCyte was a majority-owned and consolidated subsidiary of BioTime. Since February 17, 2017, BioTime has accounted for OncoCyte using the equity method of accounting, electing the fair value option, with all subsequent changes in fair value included in BioTime’s unaudited condensed consolidated statements of operations in other income and expenses, net. As of, and for each reporting period after February 17, 2017, the fair value of BioTime’s interest in OncoCyte is determined by the number of shares of OncoCyte held by BioTime and the closing price of the OncoCyte common stock as quoted on NYSE American: OCX.

OncoCyte’s assets and liabilities are not included in BioTime’s condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 due to the deconsolidation. The fair value of OncoCyte shares owned by BioTime is shown on BioTime’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

OncoCyte’s results are not included in BioTime’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2018. BioTime’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 include OncoCyte’s results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the deconsolidation.

For further discussion, see Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

The deconsolidation of OncoCyte is sometimes referred to as the “OncoCyte Deconsolidation” in this Report.

Item 1. Financial Statements

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,827	$36,838
Marketable equity securities	1,552	1,337
Trade accounts and grants receivable, net	916	780
Receivable from affiliates, net (Note 9)	2,082	2,266
Prepaid expenses and other current assets	1,749	1,402
Total current assets	36,126	42,623

Property, plant and equipment, net	5,366	5,533
Deposits and other long-term assets	236	1,018
Equity method investment in OncoCyte, at fair value (Note 4)	30,816	68,235
Equity method investment in Asterias, at fair value (Note 5)	31,534	48,932
Intangible assets, net	6,317	6,900
TOTAL ASSETS	$110,395	$173,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,703	$5,718
Capital lease and lease liabilities, current portion	222	212
Promissory notes, current portion	120	152
Deferred license and subscription revenues	563	488
Deferred grant revenues	202	309
Total current liabilities	5,810	6,879

LONG-TERM LIABILITIES
Deferred rent liabilities, net of current portion	114	105
Lease liability, net of current portion	968	1,019
Capital lease, net of current portion and other liabilities	122	132
Promissory notes, net of current portion	-	18
Liability classified warrants and other long-term liabilities	926	825
TOTAL LIABILITIES	7,940	8,978

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common shares, no par value, 150,000 shares authorized (Note 14); 126,869 shares issued and outstanding as of March 31, 2018 and 126,866 shares issued and outstanding as of December 31, 2017	379,186	378,487
Accumulated other comprehensive income	198	451
Accumulated deficit	(279,416)	(216,297)
BioTime, Inc. shareholders’ equity	99,968	162,641
Noncontrolling interest	2,487	1,622
Total shareholders’ equity	102,455	164,263
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,395	$173,241

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

REVENUES:
Grant revenue	$326	$11
Royalties from product sales and license fees	136	110
Subscription and advertisement revenues	239	264
Sale of research products and services	-	5
Total revenues	701	390

Cost of sales	(109)	(57)

Gross profit	592	333

OPERATING EXPENSES:
Research and development	5,935	6,494
Acquired in-process research and development (Note 9)	800	-
General and administrative	6,044	5,101
Total operating expenses	12,779	11,595
Loss from operations	(12,187)	(11,262)
OTHER INCOME/(EXPENSES):
Interest income (expense), net	52	(306)
Gain on sale of equity method investment in Ascendance	3,215	-
Gain on deconsolidation of OncoCyte	-	71,697
Gain (loss) on equity method investment in OncoCyte at fair value	(37,419)	16,142
Loss on equity method investment in Asterias at fair value	(17,398)	(26,097)
Unrealized gain on marketable equity securities	215	-
Other income (expense), net	(176)	727
Total other income (expenses), net	(51,511)	62,163
INCOME (LOSS) BEFORE INCOME TAXES	(63,698)	50,901

Deferred income tax expense	-	(3,877)

NET INCOME (LOSS)	(63,698)	47,024

Net loss attributable to noncontrolling interest	150	2,264

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	$(63,548)	$49,288

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.50)	$0.46
DILUTED	$(0.50)	$0.46

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	126,869	106,712
DILUTED	126,869	107,384

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
NET INCOME (LOSS)	$(63,698)	$47,024
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	75	847
Available-for-sale investments:
Reclassification of beginning accumulated other comprehensive income to accumulated deficit (Note 2)	(328)	-
Unrealized gain on available-for-sale securities, net of taxes	-	299
COMPREHENSIVE INCOME (LOSS)	(63,951)	48,170
Less: Comprehensive loss attributable to noncontrolling interest	150	2,264
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(63,801)	$50,434

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to BioTime, Inc.	$(63,548)	$49,288
Net loss allocable to noncontrolling interest	(150)	(2,264)
Adjustments to reconcile net income (loss) attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of OncoCyte (Note 3)	-	(71,697)
Gain on sale of equity method investment in Ascendance	(3,215)	-
Acquired in-process research and development	800	-
Unrealized (gain) loss on equity method investment in OncoCyte at fair value	37,419	(16,142)
Unrealized loss on equity method investment in Asterias at fair value	17,398	26,097
Unrealized gain on marketable equity securities	(215)	-
Depreciation expense, including amortization of leasehold improvements	281	216
Amortization of intangible assets	582	602
Stock-based compensation	984	1,026
Liability classified warrants	108	-
Amortization of discount on related party convertible debt	-	253
Foreign currency remeasurement and other (gain) loss	87	(829)
Deferred income tax provision	-	3,877
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(37)	248
Receivables from affiliates, net of payables	175	231
Prepaid expenses and other current assets	(213)	338
Accounts payable and accrued liabilities	(840)	655
Other liabilities	46	3
Net cash used in operating activities	(10,338)	(8,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of cash and cash equivalents of OncoCyte	-	(8,898)
Proceeds from the sale of equity method investment in Ascendance	3,215	-
Purchase of in-process research and development	(800)	-
Purchase of equipment and other assets	(198)	(215)
Security deposit paid	(6)	(41)
Net cash provided by (used in) investing activities	2,211	(9,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	20,125
Fees paid on sale of common shares	-	(1,345)
Proceeds from exercises of stock options	-	25
Common shares received and retired for employee taxes paid	(7)	-
Proceeds from sale of subsidiary warrants	737	-
Repayment of lease liability and promissory notes	(97)	(31)
Reimbursement from landlord on construction in progress	-	200
Proceeds from issuance of related party convertible debt	-	123
Net cash provided by financing activities	633	19,097

Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(117)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,434)	1,728
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
At beginning of the period	37,685	22,935
At end of the period	$30,251	$24,663

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

General – BioTime, Inc. (“BioTime” or the “Company”) is a clinical-stage biotechnology company targeting degenerative diseases. BioTime’s programs are based on two proprietary core technology platforms: cell replacement and cell/drug delivery. With the cell replacement platform, BioTime is producing new cells and tissues with its pluripotent and progenitor cell technologies. These cells and tissues are developed to replace those that are either rendered dysfunctional or lost due to degenerative diseases or injuries. BioTime’s cell/drug delivery programs are based upon its proprietary HyStem® cell and drug delivery matrix technology. HyStem® was designed to provide for the transfer, retention, and/or engraftment of cell replacement therapies and to act as a device for localized drug delivery.

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

BioTime’s lead cell delivery clinical product, based on its proprietary HyStem® technology, is Renevia®, a potential treatment for facial lipoatrophy. “Lipoatrophy” means the loss of fat tissue, which can be caused by several factors, including trauma, aging, or drug side effects, such as those that cause HIV-associated lipoatrophy. BioTime is also developing HyStem® for the sustained delivery of therapeutic drugs and targeted cells to specific areas of the body.

In 2017, BioTime formed AgeX Therapeutics, Inc. (“AgeX”) to continue development of early-stage programs focusing on development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders. AgeX’s initial programs focus on utilizing brown adipose tissue (“brown fat”) in targeting diabetes, obesity, and heart disease; and induced tissue regeneration (“iTR”) in utilizing the human body’s own abilities to scarlessly regenerate tissues damaged from age or trauma. AgeX may also pursue other early-stage programs.

On August 17, 2017, AgeX completed an asset acquisition and stock sale pursuant to which it received certain assets from BioTime for use in its research and development programs and raised $10.0 million in cash from investors to finance its operations. This capitalization of AgeX has allowed BioTime to focus its resources on its clinical programs in its core therapeutic sectors. As of March 31, 2018, BioTime owned approximately 85% of the issued and outstanding shares of AgeX common stock (see Note 10).

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

Beginning on February 17, 2017, BioTime deconsolidated OncoCyte’s financial statements and results of operations from BioTime (the “OncoCyte Deconsolidation”) (see Notes 3 and 4). Beginning on May 13, 2016, BioTime also deconsolidated Asterias’ financial statements and results of operations from BioTime (the “Asterias Deconsolidation”) (see Notes 3 and 5).

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Principles of consolidation – BioTime’s condensed consolidated financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated Cell Cure Neurosciences, Ltd (“Cell Cure”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”), BioTime Asia, Limited (“BioTime Asia”), AgeX Therapeutics, Inc. (“AgeX”), ReCyte Therapeutics, Inc. (“ReCyte”), LifeMap Sciences, Inc. (“LifeMap Sciences”) and LifeMap Sciences, Ltd., as BioTime has the ability to control their operating and financial decisions and policies through its stock ownership or representation on the board of directors, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on BioTime’s condensed consolidated balance sheets.

Beginning on February 17, 2017 and May 13, 2016, respectively, OncoCyte and Asterias financial statements and results are no longer a part of BioTime’s condensed consolidated financial statements and results. The market value of OncoCyte and Asterias common stock, as of those respective dates, held by BioTime is now reflected on BioTime’s condensed consolidated balance sheet and the subsequent changes in the market value of those shares is reflected in BioTime’s condensed consolidated balance sheet and condensed consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the respective OncoCyte and Asterias’ portion of BioTime’s business.

OncoCyte’s results are not included in BioTime’s condensed consolidated statements of operations for the three months ended March 31, 2018. BioTime’s condensed consolidated statements of operations for the three months ended March 31, 2017 include OncoCyte’s results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the OncoCyte Deconsolidation.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2018, BioTime had an accumulated deficit of $279.4 million, working capital of $30.3 million and shareholders’ equity of $102.5 million. BioTime has evaluated its projected cash flows and believes that its cash, cash equivalents and marketable equity securities of $31.4 million at March 31, 2018 provide sufficient cash, cash equivalents, and liquidity to carry out BioTime’s current operations through at least twelve months from the issuance date of the condensed consolidated financial statements included in this Report. BioTime also holds shares of Asterias and OncoCyte common stock with a combined market value of $62.3 million at March 31, 2018. Although BioTime has no present plans to liquidate its holdings of Asterias or OncoCyte shares, if BioTime needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, BioTime may sell some, or all, of its Asterias or OncoCyte shares, as necessary.

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

Equity method accounting for Asterias and OncoCyte, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of a company. For equity method assets which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the condensed consolidated statements of operations in other income and expenses, net.

As further discussed in Notes 4 and 5, BioTime has elected to account for its Asterias and OncoCyte shares at fair value using the equity method of accounting because beginning on May 13, 2016 and February 17, 2017, the respective dates on which BioTime deconsolidated Asterias and OncoCyte, BioTime has not had control of Asterias and OncoCyte, as defined by GAAP, but continues to exercise significant influence over Asterias and OncoCyte. Under the fair value method, BioTime’s value in shares of common stock it holds in Asterias and OncoCyte is marked to market at each balance sheet date using the closing prices of Asterias and OncoCyte common stock on the NYSE American multiplied by the number of shares of Asterias and OncoCyte held by BioTime, with changes in the fair value of the Asterias and OncoCyte shares included in other income and expenses, net, in the condensed consolidated statements of operations. The Asterias and OncoCyte shares are considered level 1 assets as defined by ASC 820, Fair Value Measurements and Disclosures.

Marketable equity securities in foreign investments – BioTime accounts for the shares it holds in foreign equity securities as marketable equity in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below, as the shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) (under trading symbol “HDST”) where share prices are denominated in New Israeli Shekels (NIS). These securities are held principally to meet future working capital needs. The securities are measured at fair value and reported as current assets on the consolidated balance sheets based on the closing trading price of the security as of the date being presented. Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, these securities are now called “marketable equity securities” and unrealized holding gains and losses on these securities, including changes in foreign currency exchange rates, are reported in the consolidated statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, these securities were called “available-for-sale securities” and unrealized holding gains and losses, including changes in foreign currency exchange rates, were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the consolidated balance sheet. Realized gains and losses, and declines in value judged to be other-than-temporary related to marketable equity securities, are included in other income and expenses, net, in the consolidated statements of operations.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, BioTime recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized gain of $328,000 included in consolidated accumulated other comprehensive income to the beginning of the year consolidated accumulated deficit account. For the three months ended March 31, 2018, BioTime recorded an unrealized gain of $215,000 included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to March 31, 2018.

Basic and diluted net income (loss) per share attributable to common shareholders –Basic earnings per share is calculated by dividing net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or restricted stock units subject to repurchase by BioTime, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to BioTime common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the three months ended March 31, 2018, there were no potentially dilutive common share equivalents due to the net loss reported for this period presented. The primary components of the weighted average number of potentially dilutive common shares used to compute diluted net income per common share for the three months ended March 31, 2017 were approximately 330,000 shares of treasury stock, and approximately 342,000 restricted stock units and outstanding stock options (see Note 11).

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (unaudited)
	2018	2017
Stock options	9,243	4,701
Warrants	9,395	9,395
Restricted stock units	56	100

Recently Adopted Accounting Pronouncements

Adoption of ASU 2016-18, Statement of Cash Flows (Topic 230). On January 1, 2018, BioTime adopted Financial Accounting Standards Board (“FASB”) ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash, and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The adoption of ASU 2016-18 did not have a material effect on BioTime’s consolidated financial statements. However, prior period restricted cash balances included in prepaid expenses and other current assets, and in deposits and other long-term assets, on the consolidated balance sheets was added to the beginning-of-period and end-of-period total consolidated cash and cash equivalents in the consolidated statements of cash flows to conform to the current presentation shown below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows for all periods presented herein and effected by the adoption of ASU 2016-18 (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017	March 31, 2017 (unaudited)	December 31, 2016
Cash and cash equivalents	$29,827	$36,838	$23,816	$22,088
Restricted cash included in prepaid expenses and other current assets (see Note 13)	346	-	-	-
Restricted cash included in deposits and other long-term assets (see Note 13)	78	847	847	847
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$30,251	$37,685	$24,663	$22,935

Adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606). During May 2014, the FASB issued ASU 2014-09 (“Topic 606”) Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”). Topic 606 describes principles an entity must apply to measure and recognize revenue and the related cash flows, using the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 core principle is that it requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

BioTime adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with BioTime’s historic revenue recognition accounting under Topic 605.

On January 1, 2018, the adoption and application of Topic 606 resulted in an immaterial cumulative effect adjustment of BioTime’s beginning consolidated accumulated deficit balance. In the applicable paragraphs below, BioTime has summarized its revenue recognition policies for its various revenue sources in accordance with Topic 606.

Revenue Recognition by Source and Geography. Revenues are recognized when control of the promised goods or services is transferred to customers, or in the case of governmental entities funding a grant, when allowable expenses are incurred, in an amount that reflects the consideration BioTime or a subsidiary, depending on which company has the customer or the grant, expects to be entitled to in exchange for those goods or services. See further discussion under Grant Revenues below.

The following table presents BioTime’s consolidated revenues disaggregated by source (in thousands).

	Three Months Ended March 31, (unaudited)
	2018	2017 (1)
Grant revenue	$326	$11
Royalties from product sales and license fees	136	110
Subscription and advertisement revenues	239	264
Sale of research products and services	-	5
Total revenues	$701	$390

(1)	Amounts recognized prior to adoption of Topic 606 have not been adjusted under the Topic 606 modified retrospective transition method.

The following table presents consolidated revenues (in thousands), disaggregated by geography, based on the billing addresses of customers, or in the case of grant revenues based on where the governmental entities that fund the grant are located. See further discussion under Grant Revenues below.

	Three Months Ended March 31, (unaudited)
	2018	2017 (1)
United States	$507	$173
Foreign	194	217
Total revenues	$701	$390

Research and development contracts with customers. In its agreements with customers, BioTime’s performance obligations of research and development are completed as services are performed and control passes to the customer, and accordingly revenues are recognized over time. BioTime generally receives a fee at the inception of an agreement, with variable fees, if any, tied to certain milestones, if achieved. BioTime estimates this variable consideration using a single most likely amount. Based on historical experience, there has been no variable consideration related to milestones included in the transaction price due to the significant uncertainty of achieving contract milestones and milestones not being met. If a milestone is met, subsequent changes in the single most likely amount may produce a different variable consideration, and BioTime will allocate any subsequent changes in the transaction price on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation will be recognized as revenue in the period in which the transaction price changes with respect to variable consideration, which could result in a reduction of revenue. Contracts of this kind are typically for a term greater than one year. For the three months ended March 31, 2018 and 2017, BioTime recognized $77,000 for each respective quarter for such services included in the consolidated royalties from product sales and license fees. The aggregate amount of the transaction price, excluding payments related to any milestones, allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2018 was $231,000, included in deferred revenues in the consolidated balance sheets. BioTime expects to recognize revenue of $77,000 per quarter through the year ending December 31, 2018. As of March 31, 2018, BioTime had not met any milestones that would require adjustment of the transaction price.

Royalties from product sales and license fees. BioTime’s performance obligations in agreements with certain customers is to provide a license to allow customers to make, import and sell company licensed products or methods for pre-clinical studies and commercial use. Customers pay a combination of a license issue fee paid up front and a sales-based royalty, if any, in some cases with yearly minimums. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by BioTime is a functional license with significant standalone functionality and provides customers with the right to use BioTime’s intellectual property. This allows BioTime to recognize revenue on the license issue fee at a point in time at the beginning of the contract, which is when the customer begins to have use of the license. Variable consideration related to sales-based royalties is recognized only when (or as) the later of the following events occurs: (a) a sale or usage occurs, or (b) the performance obligation to which some, or all, of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. Due to the contract termination clauses, BioTime does not expect to receive all of the minimum royalty payments throughout the term of the agreements. Therefore, BioTime fully constrains recognition of the minimum royalty payments as revenues until its customers are obligated to pay, which is generally within 60 days prior to beginning of each year the minimum royalty payments are due.

For the three months ended March 31, 2018 and 2017, BioTime recognized $59,000 and $33,000, respectively, in royalty revenues included in consolidated royalties from product sales and license fees.

Sale of research products and services. Revenues from the sale of research products and services are primarily derived from the sale of hydrogels and stem cell products for research use and are recognized when earned. Revenues from this source are immaterial for all periods presented.

Subscription and advertisement revenues. LifeMap Sciences, a direct majority-owned subsidiary of AgeX, sells subscription-based products, including research databases and software tools, for biomedical, gene, disease, and stem cell research. LifeMap Sciences sells these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product is the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database.

LifeMap Sciences’ performance obligations for subscriptions include a license of intellectual property related to its genetic information packages and premium genetic information tools. The licenses for genetic information packages are deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. The license for the premium genetic information tools is a functional license and provides the customer with a “right to use” LifeMap Sciences’ intellectual property and, accordingly, revenue is recognized upfront at the beginning of the subscription period. Payments are typically received at the beginning of a subscription period and revenue is recognized according to the type of subscription sold. Amounts required to be allocated to the premium genetic information tools for immediate recognition is immaterial.

For subscription contracts in which the subscription term commences before a payment is due, LifeMap Sciences records an accounts receivable as the subscription is earned over time and bills the customer according to the contract terms. LifeMap Sciences continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. LifeMap Sciences has not historically provided significant discounts, credits, concessions, or other incentives from the stated price in the contract as the prices are offered on a fixed fee basis for the type of subscription package being purchased. LifeMap Sciences may issue refunds only if the packages cease to be available for reasons beyond its control. In such an event, the customer will get a refund on a pro-rata basis. Using the most likely amount method for estimating refunds under Topic 606, including historical experience, LifeMap Sciences determined that the single most likely amount of variable consideration for refunds is immaterial as LifeMap Sciences does not expect to pay any refunds. Both the customer and LifeMap Sciences expect the subscription packages to be available during the entire subscription period, and LifeMap Sciences has not experienced any significant issues with the availability of the product and has not issued any material refunds.

LifeMap Sciences performance obligations for advertising are overall advertising services and represent a series of distinct services. Contracts are typically less than a year in duration and the fees charged may include a combination of fixed and variable fees with the variable fees tied to click throughs to the customer’s products on their website. LifeMap Sciences allocates the variable consideration to each month the click through services occur and allocates the annual fee to the performance obligation period of the initial term of the contract because those amounts correspond to the value provided to the customer each month. For click-through advertising services, at the time the variable compensation is known and determinable, the service has been rendered. Revenue is recognized at that time. The annual fee is recognized over the initial subscription period because this is a service and the customer simultaneously receives and consumes the benefit of LifeMap Sciences’ performance.

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term but the subscription term has not been completed as of the balance sheet date reported. For the three months ended March 31, 2018 and 2017, LifeMap Sciences recognized $239,000 and $264,000 in subscription and advertisement revenues. As of March 31, 2018, there was $330,000 included in deferred revenues in the condensed consolidated balance sheets which is expected to be recognized as subscription revenue over the next twelve months.

LifeMap Sciences has licensed from a third party the databases it commercializes and has a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs are included in cost of sales on the condensed consolidated statements of operations when the cash is received and the royalty obligation is incurred as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers.

Grant Revenues. In applying the provisions of Topic 606, BioTime has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. BioTime has, and will continue to, account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If BioTime or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then BioTime is required to estimate and recognize that liability. Alternatively, if BioTime or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred (see Note 13).

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported.

Arrangements with Multiple Performance Obligations. BioTime’s contracts with customers may include multiple performance obligations. For such arrangements, BioTime allocates revenue to each performance obligation based on its relative standalone selling price. BioTime generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of, and for the three months ended, March 31, 2018, BioTime did not have significant arrangements with multiple performance obligations.

Adoption of ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model under ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The more significant amendments are to equity investments in unconsolidated entities. In accordance with ASU No. 2016-01, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values.

As further discussed above under the marketable equity securities in foreign investments policy, BioTime adopted ASU 2016-01 on January 1, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted – The recently issued accounting pronouncements applicable to BioTime that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2017.

3. Deconsolidation of OncoCyte

On February 17, 2017, OncoCyte issued 625,000 shares of OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants. As a result of this exercise and the issuance of the shares of OncoCyte common stock, beginning on February 17, 2017, BioTime owned less than 50% of the OncoCyte outstanding common stock and experienced a loss of control of the OncoCyte subsidiary. Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of control factors were present with respect to OncoCyte on February 17, 2017. Accordingly, BioTime has deconsolidated OncoCyte’s financial statements and results of operations from BioTime, effective February 17, 2017, in accordance with ASC, 810-10-40-4(c), Consolidation, referred to as the “OncoCyte Deconsolidation.”

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

4. Equity Method Accounting for Common Stock of OncoCyte, at Fair Value

BioTime elected to account for its 14.7 million shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. The OncoCyte shares had a fair value of $30.8 million as of March 31, 2018, and a fair value of $68.2 million as of December 31, 2017, based on the closing price of OncoCyte common stock on the NYSE American of $2.10 per share and $4.65 per share on those respective dates. For the three months ended March 31, 2018, BioTime recorded an unrealized loss of $37.4 million on the OncoCyte shares due to the decrease in OncoCyte stock price from December 31, 2017 to March 31, 2018 (see Note 12). For the three months ended March 31, 2017, BioTime recorded an unrealized gain of $16.1 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to March 31, 2017.

OncoCyte’s unaudited condensed results of operations for the three months ended March 31, 2018 and 2017 are summarized below (in thousands):

	Three Months Ended March 31, 2018 (unaudited)	February 17, 2017 to March 31, 2017 (unaudited)	January 1, 2017 to February 16, 2017 (unaudited)
Condensed Statements of Operations (1):
Research and development expense	$1,461	$1,049	$798
General and administrative expense	1,732	1,651	377
Sales and marketing expense	658	442	213
Loss from operations	(3,851)	(3,142)	(1,388)
Net loss	$(3,723)	$(3,311)	$(1,392)

(1)	The condensed unaudited statements of operations information included in the table above for the period January 1, 2017 through February 16, 2017 reflects OncoCyte results of operations included in BioTime’s consolidated statement of operations for the three months ended March 31, 2017, after intercompany eliminations. The information for OncoCyte shown for period from February 17, 2017 through March 31, 2017 is not included in BioTime’s consolidated statement of operations for the three months ended March 31, 2017, due to the OncoCyte Deconsolidation on February 17, 2017. The information for OncoCyte shown for three months ended March 31, 2018 is not included in BioTime’s consolidated statement of operations for the three months ended March 31, 2018.

5. Equity Method Accounting for Common Stock of Asterias, at Fair Value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The Asterias shares had a fair value of $31.5 million as of March 31, 2018 and a fair value of $48.9 million as of December 31, 2017, based on the closing price of Asterias common stock on the NYSE American of $1.45 per share and $2.25 per share on those respective dates. For the three months ended March 31, 2018 and 2017, BioTime recorded an unrealized loss of $17.4 million and $26.1 million on the Asterias shares, respectively, due to the decrease in Asterias stock price (see Note 12).

Asterias’ unaudited condensed results of operations for the three months ended March 31, 2018 and 2017 are summarized below (in thousands):

	Three Months Ended March 31, (unaudited)
	2018	2017
Condensed Statements of Operations (1):
Total revenue	$478	$2,010
Gross profit	415	1,957
Loss from operations	(5,123)	(9,107)
Net loss	$(2,312)	$(6,287)

(1)	The condensed unaudited statements of operations information included in the table above reflect Asterias’ results of operations and were not included in BioTime’s condensed consolidated statements of operations.

6. Property, Plant and Equipment, Net

At March 31, 2018 and December 31, 2017, property, plant and equipment was comprised of the following (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017
Equipment, furniture and fixtures	$4,002	$4,255
Leasehold improvements	4,069	4,434
Accumulated depreciation and amortization	(2,705)	(3,156)
Property, plant and equipment, net	$5,366	$5,533

Depreciation expense, including amortization of leasehold improvements, amounted to $281,000 and $216,000 for the three months ended March 31, 2018 and 2017, respectively.

7. Intangible Assets, Net

At March 31, 2018 and December 31, 2017, intangible assets, primarily consisting of acquired patents, and accumulated amortization were as follows (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017
Intangible assets	$23,294	$23,294
Accumulated amortization	(16,977)	(16,394)
Intangible assets, net	$6,317	$6,900

BioTime recognized $582,000 and $602,000 in amortization expense of intangible assets, included in research and development expenses, during the three months ended March 31, 2018 and 2017, respectively.

8. Accounts Payable and Accrued Liabilities

At March 31, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017
Accounts payable	$703	$938
Accrued liabilities	2,010	2,368
Accrued compensation	1,698	2,275
Other current liabilities	292	137
Total	$4,703	$5,718

9. Related Party Transactions

Shared Facilities and Service Agreements with Affiliates

The receivables from affiliates shown on the condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017, primarily represent amounts owed to BioTime from OncoCyte and other affiliates under certain Shared Facilities and Service Agreements (each a “Shared Facilities Agreement”). Under the terms of a Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime’s premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a “Use Fee” for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte costs incurred, including costs for services of Bio Time employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs. The allocated cost of BioTime employees and contractors who provide services is based upon records of the number of hours of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte on a calendar quarterly basis. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through March 31, 2018, BioTime has not charged OncoCyte any interest.

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

In the aggregate, BioTime allocated and charged to OncoCyte Use Fees of $171,000 and $79,000 for general and administrative expenses and Use Fees of $220,000 and $317,000 for research and development expenses, during the three months ended March 31, 2018 and 2017, respectively. Those charges to OncoCyte are not reflected in revenues but instead BioTime’s general and administrative expenses and research and development expenses are shown net of those charges in the condensed consolidated statement of operations. As of March 31, 2018 and December 31, 2017, BioTime has a $2.1 million receivable from OncoCyte included in receivable from affiliates, net, on account of Use Fees incurred by OncoCyte under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the receivable is classified as a current asset.

BioTime has a similar Shared Facilities Agreement with Asterias under which BioTime and Asterias each may provide use of their respective facilities, utilities, and personnel to the other party on terms similar to the terms of the Shared Facilities Agreement between BioTime and OncoCyte. As of March 31, 2018 and December 31, 2017, there was a net payable to Asterias of $25,000 and $33,000, respectively.

BioTime accounts for receivables from affiliates, net of payables to affiliates, if any, for similar shared services and other transactions BioTime’s consolidated subsidiaries may enter into with nonconsolidated affiliates. BioTime and the affiliates record those receivables and payables on a net basis since BioTime and the affiliates intend to exercise a right of offset of the receivable and the payable and to settle the balances net by having the party that owes the other party pay the net balance owed.

Transactions with Ascendance Biotechnology, Inc.

On March 21, 2018, AgeX and Ascendance Biotechnology, Inc. (“Ascendance”), an equity method investee of AgeX and former equity method investee of BioTime, entered into an Asset Purchase Agreement (the “Asset Agreement”) in which AgeX purchased for $800,000 in cash certain assets consisting in value primarily of in-process research and development assets related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX. The transaction was considered an asset acquisition rather than a business combination in accordance with ASC 805-50, Business Combinations. Accordingly, the $800,000 purchase price was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use. Also on March 21, 2018, BioTime received $0.2 million from Ascendance as settlement of its accounts receivable from Ascendance.

Disposition of Ownership Interest in Ascendance

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. AgeX recognized a $3.2 million gain as a sale of its equity method investment in Ascendance, which is included in other income and expenses, net, for the three months ended March 31, 2018. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders was deposited into an escrow account where it may be held for a term of up to fifteen months. Funds held in the escrow account may be paid to the acquirer to cover indemnity payments and other obligations that may arise after the merger. After the expiration of the term of the escrow, any funds remaining in the escrow account will be disbursed, on a pro-rata basis, to the former Ascendance stockholders. As of March 31, 2018, no amounts have been recorded in the BioTime consolidated financial statements for any funds held in the escrow account.

Other related party transaction

In February 2018, Alfred D. Kingsley, the Chairman of BioTime’s Board of Directors, purchased AgeX stock purchase warrants entitling him to purchase 248,600 shares of AgeX common stock at an exercise price of $2.50 per share. AgeX received $124,300, or $0.50 per warrant, from Mr. Kingsley. See Note 10.

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

Common Shares

At March 31, 2018, BioTime was authorized to issue 150,000,000 common shares, no par value (see Note 14). As of March 31, 2018, and December 31, 2017, BioTime had 126,869,140 and 126,865,634 issued and outstanding common shares, respectively.

On April 6, 2017, BioTime, entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which BioTime may offer and sell, from time to time, through Cantor Fitzgerald, shares of BioTime common stock, no par value per share, having an aggregate offering price of up to $25,000,000. BioTime is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon BioTime’s instructions, including any price, time or size limits specified by BioTime. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of BioTime’s Registration Statement on Form S-3 which became effective on May 5, 2017. As of March 31, 2018, $24.2 million remained available for sale through the Sales Agreement under the Registration Statement.

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

Issuance of Certain Cell Cure Warrants

On July 10, 2017, BioTime purchased all of the outstanding Cell Cure convertible promissory notes and Cell Cure ordinary shares held by Hadasit Bio-Holdings, Ltd. (“HBL”), a former Cell Cure shareholder that owned 21.2% of the issued and outstanding Cell Cure ordinary shares and substantially all of the Cell Cure convertible promissory notes issued by Cell Cure to shareholders other than BioTime. As an inducement to HBL to sell its Cell Cure ordinary shares to BioTime, Cell Cure issued 24,566 warrants to HBL (the “HBL Warrants”) to purchase Cell Cure ordinary shares at an exercise price of $40.5359 per warrant share, payable in U.S. dollars. The exercise price of the HBL Warrants is the same price per ordinary share paid by BioTime to HBL for the purchase of the Cell Cure ordinary shares held by HBL. The HBL Warrants are immediately exercisable and expire on the earliest of the lapse of 5 years from the issuance date or immediately prior to the closing of a Corporate Transaction or an initial public offering, as defined in the HBL Warrant Agreement. Since the exercise price is U.S. dollar-denominated and settlement is not expected to occur in the next twelve months, Cell Cure classified the HBL Warrants as a long-term liability in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires freestanding financial instruments, such as warrants, with exercise prices denominated in currencies other than the functional currency of the issuer to be accounted for as liabilities at fair value, with all subsequent changes in fair value after the issuance date to be recorded in the statements of operations.

The fair value of the HBL Warrants at the time of issuance was determined by using the Black-Scholes-Merton option pricing model using the contractual term of the HBL Warrants. In applying this model, the fair value is determined by applying Level 3 inputs, as defined by ASC 820; these inputs are based on certain key assumptions including the fair value of the Cell Cure ordinary shares and the expected stock price volatility over the term of the HBL Warrants. The fair value of the Cell Cure ordinary shares is determined by Cell Cure’s Board of Directors, which may engage a valuation specialist to estimate the fair value, or may use recent transactions in Cell Cure shares, if any, as a reasonable approximation of fair value, or may apply other reasonable methods to determining the fair value. BioTime determines the stock price volatility using historical prices of comparable public company common stock for a period equal to the remaining term of the HBL Warrants. The HBL Warrants are revalued each reporting period using the same methodology described above. Changes in any of the key assumptions used to value the HBL Warrants could materially impact the fair value of the HBL Warrants and BioTime’s consolidated financial statements.

For the three months ended March 31, 2018, Cell Cure recorded a noncash expense of $79,000 included in general and administrative expenses for the change in fair value of the HBL Warrants liability. As of March 31, 2018 and December 31, 2017, the HBL Warrants, valued at $614,000 and $535,000, respectively, were included in other long-term liabilities on the consolidated balance sheets.

Sale of Warrants by AgeX

On February 28, 2018, AgeX sold warrants to purchase 1,473,600 shares of AgeX common stock (the “AgeX Warrants”) for $0.50 per warrant for aggregate cash proceeds to AgeX of $736,800. The AgeX Warrants are exercisable at $2.50 per share and expire the earliest to occur of (i) February 28, 2021, (ii) on or after January 31, 2019, after notice from AgeX, if the AgeX shares are publicly traded and the price of AgeX common stock exceeds $3.75 per share for 20 trading days (on a volume weighted average price basis, as defined), and (iii) a change of control, as defined in warrant agreement. If the AgeX shares are not publicly traded, the AgeX Warrants may be exercised only during the period commencing ten business days prior to the expiration date, as defined in the warrant agreement. The AgeX Warrants are classified as equity since, among other factors, they are not redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of AgeX. The AgeX Warrants were sold at fair value determined on the Binomial Lattice option pricing model on the issuance date, with certain management assumptions, which included the timing of an initial public offering of AgeX common stock, peer-group volatility, term to maturity, price cap and AgeX current and future stock prices.

11. Stock Option Plans

BioTime adopted the 2012 Equity Incentive Plan (the “2012 Plan”), under which a maximum of 16,000,000 BioTime common shares are available for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price of Options
December 31, 2017 (1)	2,485	8,043	62	$3.38
Options granted	(1,239)	1,239	-	2.58
Options exercised	-	-	-	-
Options forfeited/cancelled	56	(66)	-	3.88
Restricted stock units vested	-	-	(6)	-
March 31, 2018 (1)	1,302	9,216	56	3.27
Options exercisable at March 31, 2018		4,615		$3.54

(1)	On October 13, 2017, BioTime’s Board of Directors (the “Board”) determined to temporarily set a 5.0 million total share limit on shares available for the grant of share-based awards pursuant to the 2012 Plan. As of December 31, 2017, the total 2.5 million shares available for grant was net of this 5.0 million share restriction. On May 4, 2018, the Board removed this restriction, thereby increasing shares available for the grant of share-based awards pursuant to the 2012 Plan to 6.3 million shares as of that date.

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the weighted-average assumptions noted in the following table:

	Three Months Ended March 31, (unaudited)
	2018	2017
Expected life (in years)	5.87	6.08
Risk-free interest rates	2.63%	2.07%
Volatility	56.09%	59.83%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2018	2017
Research and development	$193	$331
General and administrative	791	695
Total stock-based compensation expense	$984	$1,026

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

For items that BioTime cannot reliably estimate on an annual basis (principally unrealized gains or losses generated by changes in the market prices of the Asterias and OncoCyte shares BioTime holds), BioTime uses the actual year to date effective tax rate rather than an estimated annual effective tax rate to determine the tax effect of each item, including the use of all available net operating losses and other credits or deferred tax assets.

Although the deconsolidation of Asterias and OncoCyte were not taxable transactions to BioTime and did not create a current income tax payment obligation to BioTime, the market value of the shares of Asterias and OncoCyte common stock BioTime holds creates a deferred tax liability to BioTime based on the closing prices of the shares, less BioTime’s tax basis in the shares. The deferred tax liability generated by the Asterias and OncoCyte shares that BioTime holds as of March 31, 2018 is a source of future taxable income to BioTime, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the Asterias and OncoCyte shares as of March 31, 2018. Due to the inherent unpredictability of future prices of those shares, BioTime cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to Asterias and OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain as a sale of its equity method investment in Ascendance (see Note 9). The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. BioTime has sufficient current year losses from operations to offset the entire gain resulting in no income taxes due.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. For federal and state income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte and the deferred tax liabilities generated from the market values of Asterias and OncoCyte shares from the respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices, BioTime’s deferred tax assets exceeded its deferred tax liabilities as of March 31, 2018 and December 31, 2017. As a result, BioTime established a full valuation allowance as of March 31, 2018 and December 31, 2017 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Accordingly, BioTime did not record any provision or benefit for income taxes for the three months ended March 31, 2018.

As of March 31, 2017, for federal income tax purposes, BioTime’s deferred tax liabilities exceeded its deferred tax assets by $3.9 million and, accordingly, BioTime released its entire valuation allowance and recognized a federal deferred income tax expense of $3.9 million during the three months ended March 31, 2017.

For state income tax purposes, BioTime has a full valuation allowance on its state deferred tax assets for all periods presented and, accordingly, no state tax provision or benefit was recorded for any period presented.

13. Commitments and Contingencies

Alameda Lease

On December 10, 2015, BioTime entered into a lease for 30,795 square feet of office and laboratory space in two buildings located in an office park in Alameda, California (the “Alameda Lease”). The term of the Alameda Lease is seven years and BioTime has an option to renew the term for an additional five years. BioTime moved into the facility and the term of the Alameda Lease commenced effective February 1, 2016.

Base rent under the Alameda Lease on February 1, 2018 was $68,673 per month, and will increase by approximately 3% annually on every February 1 thereafter during the lease term. The lease payments allocated to the lease liability for leasehold improvements reimbursed by the landlord are amortized as debt service on that liability over the lease term.

In addition to base rent, BioTime will pay a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for the performance of its obligations under the Alameda Lease, BioTime provided the landlord with an initial security deposit of approximately $847,000, which was reduced by $423,000 on February 1, 2018 pursuant to the lease agreement, and will be further reduced by an additional $346,000 after the first thirty-six months of the lease term, by applying those amounts to future rent payment obligations under the lease, if BioTime is not in default under the Lease. The security deposit amount under the Alameda Lease is considered restricted cash (see Note 2).

New York Leased Office Space

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime for use in conducting meetings and other business affairs, on a month-by-month basis, by one of its directors at an amount that approximates his cost.

Cell Cure Lease

Cell Cure has leased 1,128 square meters (approximately 12,142 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires between May 30, 2019 and December 31, 2020, with two additional options to extend the lease for 5 years each. Base monthly rent is NIS 63,402 (approximately U.S. $18,247 per month). In addition to base rent, Cell Cure pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

On January 28, 2018, Cell Cure entered into another lease agreement with its current landlord for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with two additional options to extend the lease for 5 years each (the “January 2018 Lease”). The January 2018 Lease commenced on April 1, 2018, and includes a leasehold improvement construction allowance of up to NIS 4,000,000 (approximately up to $1.2 million) from the landlord. The leasehold improvements are expected to be completed by September 30, 2018. Combined base rent and construction allowance payments, assuming the full allowance is utilized, for the January 2018 Lease will be NIS 93,470 per month (approximately $27,000 per month) beginning on October 1, 2018.

Litigation – General

BioTime will be subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When BioTime is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, BioTime will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, BioTime will disclose the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. BioTime is not aware of any claims likely to have a material adverse effect on its financial condition or results of operations.

Employment Contracts

BioTime has entered into employment agreements with certain executive officers. Under the provisions of the agreements, BioTime may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. Other indemnification obligations may arise from agreements disposing of assets. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of March 31, 2018 and December 31, 2017.

Royalty obligations and license fees

BioTime and its subsidiaries or affiliates are parties to certain licensing agreements with research institutions, universities and other parties for the rights to use those licenses and other intellectual property in conducting research and development activities. These licensing agreements provide for the payment of royalties by BioTime or the applicable party to the agreement on future product sales, if any. In addition, in order to maintain these licenses and other rights during the product development, BioTime or the applicable party to the contract must comply with various conditions including the payment of patent related costs and annual minimum maintenance fees. Annual minimum maintenance fees are approximately $135,000 to $150,000 per year. The research and development risk for these products is significant. License fees and related expenses under these agreements were immaterial for the periods presented in the consolidated financial statements provided herein.

Grants

Under the terms of a grant agreement between Cell Cure and Israel Innovation Authority (“IIA”) (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, for the development of OpRegen®, Cell Cure will be required to pay royalties on future product sales, if any, up to the amounts received from the IIA, plus interest indexed to LIBOR. Cell Cure’s research and product development activities under the grant are subject to substantial risks and uncertainties, and performed on a best efforts basis. As a result, Cell Cure is not required to make any payments under the grant agreement unless it successfully commercializes OpRegen®. Accordingly, pursuant to ASC 730-20, the Cell Cure grant is considered a contract to perform research and development services for others and grant revenue will be recognized as the related research and development expenses are incurred (see Note 2).

Israeli law pertaining to such government grants contain various conditions, including substantial penalties and restrictions on the transfer of intellectual property, or the manufacture, or both, of products developed under the grant outside of Israel, as defined by the IIA.

14. Subsequent Events

On April 5, 2018, ReCyte was awarded a grant of up to approximately $386,000 from the National Institutes of Health (NIH). The NIH grant provides funding for continued development of AgeX’s technologies for treating stroke. The grant funds will be made available by NIH for payment to ReCyte as allowable expenses are incurred.

On May 1, 2018, BioTime’s shareholders approved an amendment of its Articles of Incorporation increasing the number of authorized common shares that BioTime may issue from 150,000,000 shares to 250,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While BioTime may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if BioTime’s estimates change, and readers should not rely on those forward-looking statements as representing BioTime’s views as of any date subsequent to the date of the filing of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and BioTime can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this Quarterly Report because of numerous factors, many of which are beyond the control of BioTime. A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A of BioTime’s Form 10-K, as amended, for the year ended December 31, 2017.

The following discussion should be read in conjunction with BioTime interim condensed consolidated financial statements and the related notes provided under “Item 1- Financial Statements” above.

Company and Business Overview

We are a clinical-stage biotechnology company targeting degenerative diseases. Our programs are based on two proprietary core technology platforms: cell replacement and cell/drug delivery. With the cell replacement platform, we are producing new cells and tissues with our pluripotent and progenitor cell technologies. These cells and tissues are developed to replace those that are either rendered dysfunctional or lost due to degenerative diseases or injuries. Our cell/drug delivery programs are based upon our proprietary HyStem® cell and drug delivery matrix technology. HyStem® was designed to provide for the transfer, retention, and/or engraftment of cell replacement therapies and to act as a device for localized drug delivery.

Our lead cell replacement clinical product is OpRegen®, a retinal pigmented epithelium (RPE) cell replacement therapy, which is in a Phase I/IIa multicenter trial for the treatment of late-stage, dry age-related macular degeneration (dry-AMD). There are currently no FDA-approved therapies for dry-AMD, which accounts for approximately 90% of all age-related macular degeneration cases, and is the leading cause of blindness in people over the age of 60.

Our lead cell delivery clinical product, based on its proprietary HyStem® technology, is Renevia®, a potential treatment for facial lipoatrophy. “Lipoatrophy” means the loss of fat tissue, which can be caused by several factors, including trauma, aging, or drug side effects, such as those that cause HIV-associated lipoatrophy. We are also developing HyStem® for the sustained delivery of therapeutic drugs and targeted cells to specific areas of the body.

In 2017, we formed AgeX Therapeutics, Inc. (“AgeX”) to continue development of early-stage programs focusing on the development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders. AgeX’s initial programs focus on utilizing brown adipose tissue (“brown fat”) in targeting diabetes, obesity, and heart disease; and induced tissue regeneration (“iTR”) in utilizing the human body’s own abilities to scarlessly regenerate tissues damaged from age or trauma. AgeX may also pursue other early-stage programs. We own approximately 85% of the issued and outstanding shares of AgeX common stock.

Our principal consolidated subsidiaries are AgeX, Cell Cure Neurosciences, Ltd (“Cell Cure”), ES Cell International, Pte Ltd (“ESI”), LifeMap Sciences, Inc. (“LifeMap Sciences”), OrthoCyte Corporation (“OrthoCyte”), and ReCyte Therapeutics, Inc. (“ReCyte”).

We also have significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. (“Asterias”), and OncoCyte Corporation (“OncoCyte”), which we founded and which, until recently, were our majority-owned consolidated subsidiaries. Asterias (NYSE American: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of very high unmet medical needs in the fields of neurology (spinal cord injury) and oncology (Acute Myeloid Leukemia and lung cancer). OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology. Beginning on May 13, 2016 and February 17, 2017, we deconsolidated the financial statements and results of operations of Asterias and OncoCyte, respectively, from BioTime. As of March 31, 2018, we owned 14,674,244 shares of OncoCyte common stock with a value of approximately $30.8 million and 21,747,569 shares of Asterias common stock with a value of approximately $31.5 million.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

Adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606). During May 2014, the FASB issued ASU 2014-09 (“Topic 606”) Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”). Topic 606 describes principles an entity must apply to measure and recognize revenue and the related cash flows, using the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 core principle is that it requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

BioTime adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with BioTime’s historic revenue recognition accounting under Topic 605.

On January 1, 2018, the adoption and application of Topic 606 resulted in an immaterial cumulative effect adjustment of BioTime’s beginning consolidated accumulated deficit balance. In the applicable paragraphs below, BioTime has summarized its revenue recognition policies for its various revenue sources in accordance with Topic 606.

Research and development contracts with customers. In its agreements with customers, BioTime’s performance obligations of research and development are completed as services are performed and control passes to the customer, and accordingly revenues are recognized over time. BioTime generally receives a fee at the inception of an agreement, with variable fees, if any, tied to certain milestones, if achieved. BioTime estimates this variable consideration using a single most likely amount. Based on historical experience, there has been no variable consideration related to milestones included in the transaction price due to the significant uncertainty of achieving contract milestones and milestones not being met. If a milestone is met, subsequent changes in the single most likely amount may produce a different variable consideration, and BioTime will allocate any subsequent changes in the transaction price on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation will be recognized as revenue in the period in which the transaction price changes with respect to variable consideration, which could result in a reduction of revenue. Contracts of this kind are typically for a term greater than one year. For the three months ended March 31, 2018 and 2017, BioTime recognized $77,000 for each respective quarter for such services included in consolidated royalties from product sales and license fees. The aggregate amount of the transaction price, excluding payments related to any milestones, allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2018 was approximately $231,000, included in deferred revenues in the consolidated balance sheets. BioTime expects to recognize revenue of $77,000 per quarter through the year ending December 31, 2018. As of March 31, 2018, BioTime had not met any milestones that would require adjustment of the transaction price.

Royalties from product sales and license fees. BioTime’s performance obligations in agreements with certain customers is to provide a license to allow customers to make, import and sell company licensed products or methods for pre-clinical studies and commercial use. Customers pay a combination of a license issue fee paid up front and a sales-based royalty, if any, in some cases with yearly minimums. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by BioTime is a functional license with significant standalone functionality and provides customers with the right to use BioTime’s intellectual property. This allows BioTime to recognize revenue on the license issue fee at a point in time at the beginning of the contract, which is when the customer begins to have use of the license. Variable consideration related to sales-based royalties is recognized only when (or as) the later of one or more of the following events occur: (a) a sale or usage occurs, or (b) the performance obligation to which some, or all, of the sales-based or usage-based royalty that has been allocated and has been satisfied or partially satisfied. Due to the contract termination clauses, BioTime does not expect to receive all of the minimum royalty payments throughout the term of the agreements. Therefore, BioTime fully constrains recognition of the minimum royalty payments as revenues until its customers are obligated to pay, which is generally within 60 days prior to the beginning of each year the minimum royalty payments are due.

For the three months ended March 31, 2018 and 2017, BioTime recognized $59,000 and $33,000, respectively, in royalty revenues included in consolidated royalties from product sales and license fees.

Sale of research products and services. Revenues from the sale of research products and services are primarily derived from the sale of hydrogels and stem cell products for research use and are recognized when earned. Revenues from this source are immaterial for all periods presented.

Subscription and advertisement revenues. LifeMap Sciences, a direct majority-owned subsidiary of AgeX, sells subscription-based products, including research databases and software tools, for biomedical, gene, disease, and stem cell research. LifeMap Sciences sells these subscriptions primarily through the internet to biotech and pharmaceutical companies worldwide. LifeMap Sciences’ principal subscription product is the GeneCards® Suite, which includes the GeneCards® human gene database, and the MalaCards™ human disease database.

LifeMap Sciences’ performance obligations for subscriptions include a license of intellectual property related to its genetic information packages and premium genetic information tools. The licenses for genetic information packages are deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. The license for the premium genetic information tools is a functional license and provides the customer with a “right to use” LifeMap Sciences’ intellectual property and, accordingly, revenue is recognized upfront at the beginning of the subscription period. Payments are typically received at the beginning of a subscription period and revenue is recognized according to the type of subscription sold. Amounts required to be allocated to the premium genetic information tools for immediate recognition is immaterial.

For subscription contracts in which the subscription term commences before a payment is due, LifeMap Sciences records an accounts receivable as the subscription is earned over time and bills the customer according to the contract terms. LifeMap Sciences continuously monitors collections and payments from customers and maintains a provision for estimated credit losses and uncollectible accounts based upon its historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. LifeMap Sciences has not historically provided significant discounts, credits, concessions, or other incentives from the stated price in the contract as the prices are offered on a fixed fee basis for the type of subscription package being purchased. LifeMap Sciences may issue refunds only if the packages cease to be available for reasons beyond its control. In such an event, the customer will get a refund on a pro-rata basis. Using the most likely amount method for estimating refunds under Topic 606, including historical experience, LifeMap Sciences determined that the single most likely amount of variable consideration for refunds is immaterial as LifeMap Sciences does not expect to pay any refunds. Both the customer and LifeMap Sciences expect the subscription packages to be available during the entire subscription period, and LifeMap Sciences has not experienced any significant issues with the availability of the product and has not issued any material refunds.

LifeMap Sciences performance obligations for advertising are overall advertising services and represent a series of distinct services. Contracts are typically less than a year in duration and the fees charged may include a combination of fixed and variable fees with the variable fees tied to click throughs to the customer’s products on their website. LifeMap Sciences allocates the variable consideration to each month the click through services occur and allocates the annual fee to the performance obligation period of the initial term of the contract because those amounts correspond to the value provided to the customer each month. For click-through advertising services, at the time the variable compensation is known and determinable, the service has been rendered. Revenue is recognized at that time. The annual fee is recognized over the initial subscription period because this is a service and the customer simultaneously receives and consumes the benefit of LifeMap Sciences’ performance.

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term but the subscription term has not been completed as of the balance sheet date reported. For the three months ended March 31, 2018 and 2017, LifeMap Sciences recognized $239,000 and $264,000 in subscription and advertisement revenues. As of March 31, 2018, there was $330,000 included in deferred revenues in the consolidated balance sheets which is expected to be recognized as subscription revenue over the next twelve months.

LifeMap Sciences has licensed from a third party the databases it commercializes and has a contractual obligation to pay royalties to the licensor on subscriptions sold. These costs are included in cost of sales on the condensed consolidated statements of operations when the cash is received and the royalty obligation is incurred as the royalty payments do not qualify for capitalization of costs to fulfill a contract under ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers.

Grant Revenues. In applying the provisions of Topic 606, BioTime has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. BioTime has, and will continue to, account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If BioTime or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then BioTime is required to estimate and recognize that liability. Alternatively, if BioTime or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported.

Arrangements with Multiple Performance Obligations. BioTime’s contracts with customers may include multiple performance obligations. For such arrangements, BioTime allocates revenue to each performance obligation based on its relative standalone selling price. BioTime generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of, and for the three months ended, March 31, 2018, BioTime did not have significant arrangements with multiple performance obligations.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Revenues and Cost of Sales

The amounts in the table below show BioTime’s consolidated revenues, by source, for the periods presented (in thousands).

	Three Months Ended March 31 (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Grant revenue	$326	$11	$315	*
Royalties from product sales and license fees	136	110	26	23.6%
Subscription and advertisement revenues	239	264	(25)	(9.5)%
Sale of research products and services	-	5	(5)	-
Total revenues	$701	$390	$311	79.7%

Cost of Sales	$(109)	$(57)	$52	91.2%

* Not meaningful.

BioTime total revenues increased by $311,000 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily reflecting a $315,000 increase in grant revenues, including $287,000 from a new Small Business Innovation Research grant from the National Institutes of Health awarded to BioTime in September 2017, and $27,000 from the Israeli Innovation Authority to Cell Cure.

Cost of sales for the three months ended March 31, 2018 increased by $52,000 over the same period in the prior year primarily attributable to an increase in royalty payments made by LifeMap Sciences for its subscriptions products due to an increase in the royalty rate effective January 1, 2018.

Operating expenses

The amounts in the table below are BioTime’s consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31 (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Research and development expenses	$5,935	$6,494	$(559)	(8.6)%
Acquired in-process research and development	800	-	800	-
General and administrative expenses	6,044	5,101	943	18.5%

Research and development expenses

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects, by respective entity conducting the research and development, during the three months ended March 31, 2018 and 2017 (in thousands).

		Three Months Ended March 31, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX (2)	OpRegen® and Renevia® and other HyStem® products and PureStem® progenitor cell lines for orthopedic applications	$4,344	$4,000	64.5%	61.6%

AgeX Therapeutics including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	1,212	932	18.0%	14.3%

AgeX Therapeutics (4)	Acquired in-process research and development	800	-	11.9%	-%

LifeMap Sciences, Inc. (5)	Biomedical, gene, disease, and stem cell databases and tools	379	342	5.6%	5.3%

LifeMap Solutions, Inc. (6)	Mobile health software application	-	422	-%	6.5%

OncoCyte (7)	Cancer diagnostics	-	798	-%	12.3%
Total research and development expenses		$6,735	$6,494	100.0%	100.0%

(1)	Amount includes research and development expenses incurred directly by BioTime or the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)	Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the table , AgeX related research and development expenses that were previously included in BioTime have been reclassified to AgeX for the periods presented.

(4)	On March 23, 2018, AgeX purchased certain in-process research and development assets, primarily related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX, for a total cash consideration of $800,000. The transaction was considered an asset acquisition rather than a business combination. Accordingly, the $800,000 was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use. See Note 9 to our condensed consolidated financial statements included elsewhere in this Report.

(5)	LifeMap Sciences, Inc. is a subsidiary of AgeX.

(6)	During July 2017, LifeMap Solutions ceased conducting its mobile health software application business and was dissolved on February 9, 2018.

(7)	Three months ended March 31, 2017 includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The increase of $241,000 in total research and development expenses for the three months ended March 31, 2018 as compared to the same period in the prior year is mainly attributable to the following: an increase of $1.0 million related to AgeX programs, consisting primarily of a $800,000 nonrecurring in-process research and development expense related to assets acquired by AgeX in March 2018, and an increase of $344,000 in BioTime related program expenses. Those increases were partially offset by a decrease of $798,000 from the nonrecognition of OncoCyte research and development expenses incurred after February 17, 2017, as a result of the OncoCyte Deconsolidation, and a decrease of $422,000 in LifeMap Solutions expenses resulting from the discontinuation of its mobile health software application business in July 2017.

General and administrative expenses

The following table shows the amount of general and administrative expenses of BioTime and named subsidiaries during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, (unaudited)
	Amount (1)		Percent
Company	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX (2)	$4,756	$3,141	78.7%	61.5%
AgeX Therapeutics including ReCyte (3)	1,082	866	17.9%	17.0%
LifeMap Sciences, Inc. (4)	208	171	3.4%	3.4%
LifeMap Solutions, Inc. (5)	(2)	333	-%	6.5%
OncoCyte (6)	-	590	-%	11.6%
Total general and administrative expenses	$6,044	$5,101	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2)	BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)	Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the tables above, AgeX related general and administrative expenses that were previously included in BioTime have been reclassified to AgeX for the periods presented.

(4)	LifeMap Sciences, Inc. is a subsidiary of AgeX.

(5)	During July 2017, LifeMap Solutions ceased conducting its mobile health software application business and was dissolved on February 9, 2018.

(6)	Three months ended March 31, 2017 includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The total increase of $943,000 in general and administrative expenses for the first quarter of 2018 as compared to the first quarter of 2017 was primarily attributable to the following: a $432,000 increase in legal and compliance costs; a $260,000 increase in license and patent related fees for patent prosecution and patent fees; and a $175,000 increase in salaries and related expenses, mostly consisting of noncash stock-based compensation expense.

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

Other income and expenses, net

The following table shows the amount of other income and expenses, net, during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, (unaudited)
Other income and expenses, net	2018	2017
Interest income (expense), net	$52	$(306)
Gain on sale of equity method investment in Ascendance	3,215	-
Gain on deconsolidation of OncoCyte	-	71,697
Gain (loss) on equity method investment in OncoCyte at fair value	(37,419)	16,142
Loss on equity method investment in Asterias at fair value	(17,398)	(26,097)
Unrealized gain on marketable equity securities	215	-
Other income (expense), net	(176)	727
Total other income (expenses), net	$(51,511)	$62,163

Unrealized gain on deconsolidation of OncoCyte – During the three months ended March 31, 2017, we recorded an unrealized gain of $71.7 million in connection with the OncoCyte Deconsolidation on February 17, 2017.

Unrealized gain (loss) on OncoCyte shares – We own 14.7 million shares of common stock of OncoCyte. We elected to account for our shares in OncoCyte at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. Our OncoCyte shares had a fair value of $30.8 million and $68.2 million as of March 31, 2018 and December 31, 2017, respectively, based on the closing price of OncoCyte common stock on the NYSE American of $2.10 per share and $4.65 per share on those respective dates. For the three months ended March 31, 2018, we recorded an unrealized loss of $37.4 million on our OncoCyte shares due to the decrease in OncoCyte stock price from December 31, 2017 to March 31, 2018. For the three months ended March 31, 2017, we recorded an unrealized gain of $16.1 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to March 31, 2017.

Unrealized loss on Asterias shares – We own 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. Our Asterias shares had a fair value of approximately $31.5 million and $48.9 million as of March 31, 2018 and December 31, 2017, respectively, based on the closing price of Asterias common stock on the NYSE American of $1.45 per share and $2.25 per share on those respective dates. For the three months ended March 31, 2018 and 2017, we recorded an unrealized loss of $17.4 million and $26.1 million on the Asterias shares, respectively, due to the decrease in Asterias stock price.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market prices of our Asterias and OncoCyte shares, which could significantly impact our net income or loss reported in our consolidated statements of operations for each period.

Gain on sale of equity method investment in Ascendance – On March 23, 2018 Ascendance Biotechnology, Inc. (“Ascendance”), AgeX’s equity method investee and BioTime’s former equity method investee, was acquired by a third party in a merger, and AgeX received $3.2 million in cash for its Ascendance common stock, and we recognized a gain on sale for the same amount during the three months ended March 31, 2018.

Other income (expense), net – Other income and expenses, net, in 2018 and 2017 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI and interest expense and interest income. Foreign currency transaction gains and losses for the three months ended March 31, 2018 and 2017 are principally related to the remeasurement of the US dollar denominated notes payable by Cell Cure to BioTime and other Cell Cure shareholders.

In 2017, we purchased all of the outstanding Cell Cure convertible promissory notes held by other Cell Cure shareholders as discussed in Note 10 in our consolidated financial statements included elsewhere in this Report. Accordingly, net interest expense decreased substantially for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, as a significant portion of our consolidated interest expense was incurred from Cell Cure convertible promissory notes held by other Cell Cure shareholders prior to our purchase.

Income Taxes

The deconsolidation of Asterias and OncoCyte financial statements from BioTime were not taxable transactions and did not create a current income tax payment obligation. The market values of the Asterias and OncoCyte shares we hold create a deferred tax liability to us based on the closing market prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the Asterias and OncoCyte shares that we hold is a source of taxable income to us that will more likely than not result in the realization of our deferred tax assets to the extent of those deferred tax liabilities. Because the deferred tax liabilities are determined based on the closing prices of those shares and, due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liabilities pertaining to Asterias and OncoCyte shares, measured as of the period end being reported, and the related impacts to the valuation allowance changes and deferred tax assets, are recorded in the interim period in which they occur.

On March 23, 2018, Ascendance was acquired by a third party in a merger though which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain as a sale of its equity method investment in Ascendance. The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. We have sufficient current year losses from operations to offset the entire gain resulting in no income taxes due.

A valuation allowance is provided when it is more likely than not that some portion of our deferred tax assets will not be realized. For federal and state income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte and the deferred tax liabilities generated from the market values of Asterias and OncoCyte shares from the respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices, our deferred tax assets exceeded deferred tax liabilities as of March 31, 2018 and December 31, 2017. We established a full valuation allowance as of March 31, 2018 and December 31, 2017 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the three months ended March 31, 2018.

As of March 31, 2017, for federal income tax purposes, our deferred tax liabilities exceeded our deferred tax assets by $3.9 million and, accordingly, we released the entire valuation allowance and recognized a federal deferred income tax expense of $3.9 million during the three months ended March 31, 2017.

For state income tax purposes, we established a full valuation allowance on our state deferred tax assets for all periods presented and, accordingly, no state tax provision or benefit was recorded for any period presented.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of Asterias and OncoCyte shares from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

Liquidity and Capital Resources

At March 31, 2018, we had $31.4 million of cash, cash equivalents, and marketable equity securities on hand of which $8.5 million of cash was held by AgeX and its subsidiaries.

We also hold Asterias shares valued at approximately $31.5 million and OncoCyte shares valued at $30.8 million as of March 31, 2018, that we may use for liquidity, as necessary and as market conditions allow. BioTime has no present plan to liquidate its holdings of Asterias or OncoCyte shares. The market values shown may not represent the amount that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2018, we had a consolidated accumulated deficit of $279.4 million, working capital of $30.3 million and consolidated shareholders’ equity of $102.5 million. We have evaluated the projected cash flows for BioTime and our subsidiaries and we believe that our $31.4 million in cash, cash equivalents, and marketable equity securities and the combined value of $62.3 million in Asterias and OncoCyte shares, as of March 31, 2018, provide sufficient cash, cash equivalents, and liquidity to carry out our current operations through at least twelve months from the issuance date of the condensed consolidated financial statements included elsewhere in this Report.

Our projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, and projections of future costs, revenues, and rates of expenditure. For example, clinical trials being conducted for our OpRegen® program will be funded in part with funds from grants and not from cash on hand. If we were to lose our grant funding or we are unable to continue to provide working capital to the OpRegen® program, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, unless we are able to obtain adequate financing from another source that could be used for our clinical trials. We cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of present shareholders.

Cash flows used in operating activities

During the three months ended March 31, 2018, our total research and development expenses, including $800,000 in nonrecurring acquired in-process research and development expenses, were $6.7 million and our general and administrative expenditures were $6.0 million. Net loss attributable to BioTime for the three months ended March 31, 2018 amounted to $63.5 million. Net cash used in operating activities during this period amounted to $10.3 million. The difference between the net loss attributable to us and net cash used in operating activities during the three months ended March 31, 2018 was primarily attributable to the following noncash items: $37.4 million unrealized loss on our equity method investment in OncoCyte at fair value, $17.4 million unrealized loss on our equity method investment in Asterias at fair value, stock-based compensation expense of $1.0 million, depreciation and amortization expense of $0.9 million, $0.8 million for acquired in-process research and development, and a $3.2 million gain on the disposition of AgeX’s Ascendance common stock. Changes in working capital impacted our cash used in operations by $0.9 million as a net use of cash.

Cash flows provided by investing activities

During the three months ended March 31, 2018, we generated net $2.2 million in cash from investing activities. The primary components were $3.2 million proceeds from the disposition of AgeX’s Ascendance common stock which was offset by a $0.8 million payment to Ascendance for the acquisition of in-process research and development assets, and $0.2 million used for leasehold improvements and to purchase equipment.

Cash flows generated by financing activities

During the three months ended March 31, 2018, we generated $633,000 of net cash from financing activities. The primary components were $737,000 in proceeds from the sale of AgeX stock purchase warrants partially offset by the $97,000 repayment of the lease liability relating to landlord improvements and promissory notes.

Off-Balance Sheet Arrangements

As of March 31, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

Equity Method Accounting for Asterias and OncoCyte shares at fair value

We account for our Asterias and OncoCyte shares using the equity method of accounting fair value option. The value of those shares is subject to changes in the stock price. Asterias and OncoCyte common stock trade on the NYSE American under the ticker symbols “AST” and “OCX”, respectively. As of March 31, 2018, the 52-week high/low closing stock price per share range for Asterias was $4.05 to $1.45, and for OncoCyte was $7.55 to $1.25.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our proposed operations, business prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. In addition to the risks described below and the risk factors found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, you should carefully consider all of the other information included in this Report and in that Annual Report on Form 10-K, as well as our other publicly available filings with the U.S. Securities and Exchange Commission (“SEC”).

We have incurred operating losses since inception and we do not know if we will attain profitability.

Our operating losses for the three months ended March 31, 2018 and for the fiscal years ended December 31, 2017 and 2016, were $12.2 million, $38.9 million and $59.0 million, respectively, and we had an accumulated deficit of $279.4 million as of March 31, 2018. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development but we might not succeed in developing products and technologies that are useful in medicine.

We are attempting to develop new medical products and technology. None of our experimental products and technologies has received regulatory approval for commercialization. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $6.7 million during the three months ended March 31, 2018, and $24.0 million and $36.1 million during the fiscal years ended December 31, 2017 and 2016, respectively. If we are successful in developing a new technology or products, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with other companies. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on the sale of products rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Other programs slated for development including those we consolidate in a new subsidiary, AgeX, may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have.

At March 31, 2018, we had $31.4 million of cash, cash equivalents and marketable equity securities on hand, which includes $8.5 million of cash held by AgeX and its subsidiaries. Although BioTime and subsidiaries combined have raised a total of approximately $0.7 million of net proceeds through the sale of equity securities and $3.2 million in cash from sale AgeX shares of Ascendance common stock, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

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

We are currently authorized to issue an aggregate of 252,000,000 shares of capital stock consisting of 250,000,000 common shares and 2,000,000 “blank check” preferred shares. As of March 31, 2018, there were 126,869,140 issued and outstanding common shares, 9,216,438 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; 56,251 common shares reserved for issuance upon the lapse of restricted stock units (RSUs) under our Equity Incentive Plan; and 9,394,862 shares reserved for issuance upon the exercise of common share purchase warrants, including the publicly traded warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Description

3.1	Restated Articles of Incorporation, as amended*

3.2	By-Laws, As Amended (1)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2017

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 10, 2018	/s/ Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

Date: May 10, 2018	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer

Date: May 10, 2018	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer

