Form 10-Q
period 2018-06-30
BIOTIME INC
filed 2018-08-02
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,877,327 common shares, no par value, as of July 23, 2018.

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

OncoCyte’s assets and liabilities are not included in BioTime’s condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 due to the deconsolidation. The fair value of OncoCyte shares owned by BioTime is shown on BioTime’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

OncoCyte’s results are not included in BioTime’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018. BioTime’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 include OncoCyte’s results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the deconsolidation.

For further discussion, see Notes to the Condensed Consolidated Interim Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

The deconsolidation of OncoCyte is sometimes referred to as the “OncoCyte Deconsolidation” in this Report.

Item 1. Financial Statements

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2018 (Unaudited)	December 31, 2017 (Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,207	$36,838
Marketable equity securities	1,948	1,337
Trade accounts and grants receivable, net	1,693	780
Receivables from affiliates, net (Note 9)	2,076	2,266
Prepaid expenses and other current assets	1,571	1,402
Total current assets	34,495	42,623

Property, plant and equipment, net	5,014	5,533
Deposits and other long-term assets	229	1,018
Equity method investment in OncoCyte, at fair value (Note 4)	37,419	68,235
Equity method investment in Asterias, at fair value (Note 5)	29,359	48,932
Intangible assets, net	5,735	6,900
TOTAL ASSETS	$112,251	$173,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,028	$5,718
Capital lease and lease liabilities, current portion	225	212
Promissory notes, current portion	120	152
Deferred license and subscription revenues	367	488
Deferred grant revenues	103	309
Total current liabilities	5,843	6,879

LONG-TERM LIABILITIES
Deferred rent liabilities, net of current portion	189	105
Lease liability, net of current portion	915	1,019
Capital lease, net of current portion	116	132
Promissory notes, net of current portion	-	18
Liability classified warrants and other long-term liabilities	437	825
TOTAL LIABILITIES	7,500	8,978

Commitments and contingencies (Notes 13 and 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common shares, no par value, 250,000 shares authorized; 126,873 shares issued and outstanding as of June 30, 2018 and 126,866 shares issued and outstanding as of December 31, 2017	383,529	378,487
Accumulated other comprehensive income	1,082	451
Accumulated deficit	(283,630)	(216,297)
BioTime, Inc. shareholders’ equity	100,981	162,641
Noncontrolling interest	3,770	1,622
Total shareholders’ equity	104,751	164,263
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,251	$173,241

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Grant revenue	$1,941	$-	$2,266	$11
Royalties from product sales and license fees	91	81	227	191
Subscription and advertisement revenues	333	300	572	564
Sale of research products and services	182	-	182	5
Total revenues	2,547	381	3,247	771

Cost of sales	(106)	(5)	(215)	(62)

Gross profit	2,441	376	3,032	709

OPERATING EXPENSES:
Research and development	(6,358)	(6,271)	(12,293)	(12,765)
Acquired in-process research and development (Note 9)	-	-	(800)	-
General and administrative	(5,227)	(4,423)	(11,163)	(9,524)
Total operating expenses	(11,585)	(10,694)	(24,256)	(22,289)
Gain on sale of assets	-	1,754	-	1,754
Loss from operations	(9,144)	(8,564)	(21,224)	(19,826)
OTHER INCOME/(EXPENSES):
Interest income (expense), net	52	(413)	105	(719)
Gain on sale of equity method investment in Ascendance	-	-	3,215	-
Gain on deconsolidation of OncoCyte	-	-	-	71,697
Gain (loss) on equity method investment in OncoCyte at fair value	6,603	(11,006)	(30,816)	5,136
Gain (loss) on equity method investment in Asterias at fair value	(2,175)	3,262	(19,573)	(22,835)
Unrealized gain on marketable equity securities	397	-	612	-
Other income (expense), net	(379)	617	(663)	1,344
Total other income (expense), net	4,498	(7,540)	(47,120)	54,623
INCOME (LOSS) BEFORE INCOME TAXES	(4,646)	(16,104)	(68,344)	34,797

Deferred income tax benefit	-	3,877	-	-

NET INCOME (LOSS)	(4,646)	(12,227)	(68,344)	34,797

Net loss attributable to noncontrolling interest	431	576	581	2,840

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	$(4,215)	$(11,651)	$(67,763)	$37,637

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.03)	$(0.11)	$(0.53)	$0.35
DILUTED	$(0.03)	$(0.11)	$(0.53)	$0.34

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	126,873	110,874	126,871	108,804
DILUTED	126,873	110,874	126,871	109,296

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$(4,646)	$(12,227)	$(68,344)	$34,797
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	884	(440)	959	405
Available-for-sale investments:
Unrealized gain on available-for-sale securities, net of taxes	-	304	-	603
COMPREHENSIVE INCOME (LOSS)	(3,762)	(12,363)	(67,385)	35,805
Less: Comprehensive loss attributable to noncontrolling interest	431	576	581	2,840
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$(3,331)	$(11,787)	$(66,804)	$38,645

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to BioTime, Inc.	$(67,763)	$37,637
Net loss allocable to noncontrolling interest	(581)	(2,840)
Adjustments to reconcile net income (loss) attributable to BioTime, Inc. to net cash used in operating activities:
Gain on deconsolidation of OncoCyte	-	(71,697)
Gain on sale of equity method investment in Ascendance	(3,215)	-
Acquired in-process research and development	800	-
Unrealized (gain) loss on equity method investment in OncoCyte at fair value	30,816	(5,136)
Unrealized loss on equity method investment in Asterias at fair value	19,573	22,835
Unrealized gain on marketable equity securities	(612)	-
Depreciation expense, including amortization of leasehold improvements	560	421
Amortization of intangible assets	1,164	1,184
Stock-based compensation	2,087	1,930
Change in fair value of warrant liability	(351)	-
Amortization of discount on related party convertible debt	-	640
Foreign currency remeasurement and other (gain) loss	1,137	(1,814)
Gain on sale of assets	-	(1,754)
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(868)	299
Receivables from affiliates, net of payables	180	332
Prepaid expenses and other current assets	(259)	105
Accounts payable and accrued liabilities	(336)	841
Other liabilities	(70)	(144)
Net cash used in operating activities	(17,738)	(17,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of cash and cash equivalents of OncoCyte	-	(8,898)
Proceeds from the sale of equity method investment in Ascendance	3,215	-
Purchase of in-process research and development	(800)	-
Purchase of equipment and other assets	(237)	(474)
Security deposit and other	(8)	(12)
Net cash provided by (used in) investing activities	2,170	(9,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	20,125
Fees paid on sale of common shares	-	(1,669)
Proceeds deposited in escrow account	-	5,100
Proceeds from exercises of stock options	-	29
Common shares received and retired for employee taxes paid	(13)	(31)
Proceeds from sale of common shares of subsidiary	5,000	-
Proceeds from sale of subsidiary warrants	737	-
Repayment of lease liability and capital lease obligation	(151)	(31)
Reimbursement from landlord on construction in progress	-	198
Proceeds from issuance of related party convertible debt	-	299
Payment to repurchase subsidiary shares	(38)	-
Net cash provided by financing activities	5,535	24,020

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21)	87

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,054)	(2,438)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	37,685	22,935
At end of the period	$27,631	$20,497

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

General – BioTime, Inc. (“BioTime” or the “Company”) is a clinical-stage, biotechnology company targeting degenerative diseases. BioTime’s programs are based on two proprietary core technology platforms: cell replacement and cell/drug delivery. With the cell replacement platform, BioTime is producing new cells and tissues with its pluripotent and progenitor cell technologies. These cells and tissues are developed to replace those that are either rendered dysfunctional or lost due to degenerative diseases or injuries. BioTime’s cell/drug delivery programs are based upon its proprietary HyStem® cell and drug delivery matrix technology. HyStem® was designed to provide for the transfer, retention, and/or engraftment of cell replacement therapies and to act as a device for localized drug delivery.

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

In 2017, BioTime formed AgeX Therapeutics, Inc. (“AgeX”) to continue development of initial discovery and preclinical programs with a focus on utilizing brown adipose tissue (“brown fat”) in targeting diabetes, obesity, and heart disease; and induced tissue regeneration (“iTR”) in utilizing the human body’s own abilities to scarlessly regenerate tissues damaged from age or trauma. AgeX may also pursue other early-stage preclinical programs.

On August 17, 2017, AgeX completed an asset acquisition and stock sale pursuant to which it received certain assets from BioTime for use in its research and development programs and raised $10.0 million in cash from investors to finance its operations. This capitalization of AgeX has allowed BioTime to focus its resources on its clinical programs in its core therapeutic sectors. As of June 30, 2018, BioTime owned approximately 80.6% of the issued and outstanding shares of AgeX common stock (see Notes 10 and 14).

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

Beginning on May 13, 2016, BioTime deconsolidated Asterias’ financial statements and results of operations from BioTime (the “Asterias Deconsolidation”) (see Note 5).

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission (“SEC”). In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, the audited annual consolidated financial statements of AgeX for the year ended December 31, 2017 and the AgeX unaudited condensed consolidated interim financial statements as of, and for the three months ended March 31, 2018 included in Amendment No. 1 to AgeX’s Registration Statement on Form 10 filed on July 19, 2018 with the SEC (see Note 14).

The accompanying condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of BioTime’s financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Principles of consolidation – BioTime’s condensed consolidated interim financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated Cell Cure Neurosciences, Ltd (“Cell Cure”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”), BioTime Asia, Limited (“BioTime Asia”), AgeX Therapeutics, Inc. (“AgeX”), ReCyte Therapeutics, Inc. (“ReCyte”), LifeMap Sciences, Inc. (“LifeMap Sciences”) and LifeMap Sciences, Ltd., as BioTime has the ability to control their operating and financial decisions and policies through its stock ownership or representation on the board of directors, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on BioTime’s condensed consolidated balance sheets.

See Note 14 regarding the filing of Amendment No. 1 to AgeX’s registration on Form 10 with the SEC in connection with BioTime’s planned distribution of shares of AgeX common stock owned by BioTime to holders of BioTime common shares, on a pro rata basis.

Beginning on February 17, 2017 and May 13, 2016, respectively, OncoCyte and Asterias financial statements and results are no longer a part of BioTime’s condensed consolidated interim financial statements and results. The market value of OncoCyte and Asterias common stock, as of those respective dates, held by BioTime is now reflected on BioTime’s condensed consolidated balance sheet and the subsequent changes in the market value of those shares is reflected in BioTime’s condensed consolidated balance sheet and condensed consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the respective OncoCyte and Asterias’ portion of BioTime’s business.

OncoCyte’s results are not included in BioTime’s condensed consolidated statements of operations for the three and six months ended June 30, 2018, and the three months ended June 30, 2017. BioTime’s condensed consolidated statements of operations for the six months ended June 30, 2017 include OncoCyte’s results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the OncoCyte Deconsolidation.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2018, BioTime had an accumulated deficit of $283.6 million, working capital of $28.7 million and shareholders’ equity of $104.8 million. BioTime has evaluated its projected cash flows and believes that its cash, cash equivalents and marketable equity securities of $29.2 million at June 30, 2018 provide sufficient cash, cash equivalents and liquidity to carry out BioTime’s current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report. BioTime also holds shares of Asterias and OncoCyte common stock with a combined market value of $66.8 million at June 30, 2018. Although BioTime has no present plans to liquidate its holdings of Asterias or OncoCyte shares, if BioTime needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, BioTime may sell some, or all, of its Asterias or OncoCyte shares, as necessary.

BioTime’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force it to modify, curtail, delay, or suspend some or all aspects of its planned operations. BioTime’s determination as to when it will seek new financing and the amount of financing that it will need will be based on its evaluation of the progress it makes in its research and development programs, any changes to the scope and focus of those programs, and projection of future costs, revenues, and rates of expenditure. For example, clinical trials being conducted for its OpRegen® program will be funded in part with funds from grants and not from cash on hand. If BioTime were to lose grant funding or is unable to continue to provide working capital to the OpRegen® program, it may be required to delay, postpone, or cancel the clinical trials or limit the number of clinical trial sites, unless BioTime is able to obtain adequate financing from another source that could be used for the clinical trials. BioTime cannot assure that adequate future financing will be available on favorable terms, if at all, when needed. Sales of additional equity securities by BioTime or its subsidiaries could result in the dilution of the interests of present shareholders.

As discussed in Note 14, on July 19, 2018, AgeX filed Amendment No. 1 to its Registration Statement on Form 10 with the SEC in connection with BioTime’s planned distribution of shares of AgeX common stock owned by BioTime to holders of BioTime common shares, on a pro rata basis (the “AgeX Distribution”). If the AgeX Distribution is completed, AgeX will become a public company and will incur costs associated with audits and interim reviews of its consolidated financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, and public relations and investor relations. These costs incurred by AgeX will be in addition to those incurred by BioTime for similar purposes.

Furthermore, as discussed in Note 14, the planned AgeX Distribution will be a taxable event to BioTime. The amount of income tax obligation, if any, that BioTime may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies including, but not limited to, the completion of the distribution, the amount and availability of U.S. net operating losses generated by BioTime to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date.

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

As further discussed in Notes 4 and 5, BioTime has elected to account for its OncoCyte and Asterias shares at fair value using the equity method of accounting because beginning on February 17, 2017 and May 13, 2016, the respective dates on which BioTime deconsolidated OncoCyte and Asterias, BioTime has not had control of OncoCyte and Asterias, as defined by GAAP, but continues to exercise significant influence over OncoCyte and Asterias. Under the fair value method, BioTime’s value in shares of common stock it holds in OncoCyte and Asterias is marked to market at each balance sheet date using the closing prices of OncoCyte and Asterias common stock on the NYSE American multiplied by the number of shares of OncoCyte and Asterias held by BioTime, with changes in the fair value of the OncoCyte and Asterias shares included in other income and expenses, net, in the condensed consolidated statements of operations. The OncoCyte and Asterias shares are considered level 1 assets as defined by ASC 820, Fair Value Measurements and Disclosures.

Marketable equity securities in foreign investments – BioTime accounts for the shares it holds in foreign equity securities as marketable equity in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below, as the shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) (under trading symbol “HDST”) where share prices are denominated in New Israeli Shekels (NIS). These securities are held principally to meet future working capital needs. The securities are measured at fair value and reported as current assets on the condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented. Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, these securities are now called “marketable equity securities” and unrealized holding gains and losses on these securities, including changes in foreign currency exchange rates, are reported in the condensed consolidated statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, these securities were called “available-for-sale securities” and unrealized holding gains and losses, including changes in foreign currency exchange rates, were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the consolidated balance sheet. Realized gains and losses, and declines in value judged to be other-than-temporary related to marketable equity securities, are included in other income and expenses, net, in the condensed consolidated statements of operations.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, BioTime recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized gain of $328,000 included in consolidated accumulated other comprehensive income to the consolidated accumulated deficit balance. For the three and six months ended June 30, 2018, BioTime recorded an unrealized gain of $397,000 and $612,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to June 30, 2018.

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

For the three and six months ended June 30, 2018, there were no potentially dilutive common share equivalents due to the net loss reported for the periods presented. For the three months ended June 30, 2017, there were no potentially dilutive common share equivalents due to the net loss reported for this period presented. The primary components of weighted average shares of potentially dilutive common shares used to compute diluted net income per common share for the six months ended June 30, 2017 were 164,000 shares of treasury stock and 328,000 restricted stock units and outstanding stock options (see Note 11).

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2018	2017	2018	2017
Stock options	8,990	5,035	8,990	4,459
Warrants	8,795	9,395	8,795	9,395
Restricted stock units	535	-	535	-

Recently Adopted Accounting Pronouncements

Adoption of ASU 2016-18, Statement of Cash Flows (Topic 230). On January 1, 2018, BioTime adopted Financial Accounting Standards Board (“FASB”) ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash, and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The adoption of ASU 2016-18 did not have a material effect on BioTime’s consolidated financial statements. However, prior period restricted cash balances included in prepaid expenses and other current assets, and in deposits and other long-term assets, on the consolidated balance sheets was added to the beginning-of-period and end-of-period total consolidated cash and cash equivalents in the condensed consolidated statements of cash flows to conform to the current presentation shown below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein and effected by the adoption of ASU 2016-18 (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017	June 30, 2017 (unaudited)	December 31, 2016
Cash and cash equivalents	$27,207	$36,838	$14,550	$22,088
Restricted cash equivalents in escrow	-	-	5,100	-
Restricted cash included in prepaid expenses and other current assets (see Note 13)	346	-	-	-
Restricted cash included in deposits and other long-term assets (see Note 13)	78	847	847	847
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$27,631	$37,685	$20,497	$22,935

Adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606). In May 2014, the FASB issued ASU 2014-09 (“Topic 606”) Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”). Topic 606 describes principles an entity must apply to measure and recognize revenue and the related cash flows, using the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 core principle is that it requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

BioTime adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning on January 1, 2018 and thereafter are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with BioTime’s historical revenue recognition accounting under Topic 605.

On January 1, 2018, the adoption and application of Topic 606 resulted in an immaterial cumulative effect adjustment to BioTime’s beginning consolidated accumulated deficit balance. In the applicable paragraphs below, BioTime has summarized its revenue recognition policies for its various revenue sources in accordance with Topic 606.

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

The following table presents BioTime’s unaudited consolidated revenues disaggregated by source (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
REVENUES:
Grant revenue	$1,941	$-	$2,266	$11
Royalties from product sales and license fees	91	81	227	191
Subscription and advertisement revenues	333	300	572	564
Sale of research products and services	182	-	182	5
Total revenues	$2,547	$381	$3,247	$771

(1)	Amounts recognized prior to adoption of Topic 606 have not been adjusted under the Topic 606 modified retrospective transition method.

The following table presents unaudited consolidated revenues, disaggregated by geography, based on the billing addresses of customers, or in the case of grant revenues based on where the governmental entities that fund the grant are located. Amounts shown are in thousands. See further discussion under Grant Revenues below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
REVENUES:
United States	$631	$187	$1,137	$359
Foreign	1,916	194	2,110	412
Total revenues	$2,547	$381	$3,247	$771

(1)	Amounts recognized prior to adoption of Topic 606 have not been adjusted under the Topic 606 modified retrospective transition method.

Research and development contracts with customers. In its agreements with customers, BioTime’s performance obligations of research and development are completed as services are performed and control passes to the customer, and accordingly revenues are recognized over time. BioTime generally receives a fee at the inception of an agreement, with variable fees, if any, tied to certain milestones, if achieved. BioTime estimates this variable consideration using a single most likely amount. Based on historical experience, there has been no variable consideration related to milestones included in the transaction price due to the significant uncertainty of achieving contract milestones and milestones not being met. If a milestone is met, subsequent changes in the single most likely amount may produce a different variable consideration, and BioTime will allocate any subsequent changes in the transaction price on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation will be recognized as revenue in the period in which the transaction price changes with respect to variable consideration, which could result in a reduction of revenue. Contracts of this kind are typically for a term greater than one year. For each of the three months ended June 30, 2018 and 2017, BioTime recognized $77,000 for such services included in the consolidated royalties from product sales and license fees. The aggregate amount of the transaction price, excluding payments related to any milestones, allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2018 was $154,000, included in deferred revenues in the consolidated balance sheets. BioTime expects to recognize revenue of $77,000 per quarter through the year ending December 31, 2018. As of June 30, 2018, BioTime had not met any milestones that would require adjustment of the transaction price.

Royalties from product sales and license fees. BioTime’s performance obligations in agreements with certain customers is to provide a license to allow customers to make, import and sell company licensed products or methods for pre-clinical studies and commercial use. Customers pay a combination of a license issue fee paid up front and a sales-based royalty, if any, in some cases with yearly minimums. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by BioTime is a functional license with significant standalone functionality and provides customers with the right to use BioTime’s intellectual property. This allows BioTime to recognize revenue on the license issue fee at a point in time at the beginning of the contract, which is when the customer begins to have use of the license. Variable consideration related to sales-based royalties is recognized only when (or as) the later of the following events occurs: (a) a sale or usage occurs, or (b) the performance obligation to which some, or all, of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. Due to the contract termination clauses, BioTime does not expect to receive all of the minimum royalty payments throughout the term of the agreements. Therefore, BioTime fully constrains recognition of the minimum royalty payments as revenues until its customers are obligated to pay, which is generally within 60 days prior to beginning of each year the minimum royalty payments are due. For the three and six months ended June 30, 2018 and 2017, royalty revenues were immaterial.

Sale of research products and services. Revenues from the sale of research products and services shown in the table above are primarily derived from the sale of hydrogels and stem cell products for research use and are recognized when earned.

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

LifeMap Sciences’ performance obligations for subscriptions include a license of intellectual property related to its genetic information packages and premium genetic information tools. These licenses are deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. Payments are typically received at the beginning of a subscription period and revenue is recognized according to the type of subscription sold.

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

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date reported. For the three months ended June 30, 2018 and 2017, LifeMap Sciences recognized $333,000 and $300,000 in subscription and advertisement revenues. For the six months ended June 30, 2018 and 2017, LifeMap Sciences recognized $572,000 and $564,000 in subscription and advertisement revenues. As of June 30, 2018, there was $214,000 included in deferred revenues in the condensed consolidated balance sheets which is expected to be recognized as subscription revenue over the next twelve months.

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

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported. As of June 30, 2018 deferred grant revenue was $103,000 and is expected to be recognized as revenue over the next twelve months.

Arrangements with Multiple Performance Obligations. BioTime’s contracts with customers may include multiple performance obligations. For such arrangements, BioTime allocates revenue to each performance obligation based on its relative standalone selling price. BioTime generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of, and for the six months ended, June 30, 2018, BioTime did not have significant arrangements with multiple performance obligations.

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

Reclassification – Gain on sale of assets of $1.8 million generated during the three and six months ended June 30, 2017 and reported in other income and expenses, net, on the consolidated statements of operations has been reclassified to be included in loss from operations in the consolidated statements of operations for the same periods shown to properly reflect the nature of the gain. This reclassification had no impact on the net income or loss, no impact on consolidated cash flows and consolidated balance sheets for any period presented.

Recently Issued Accounting Pronouncements Not Yet Adopted – The recently issued accounting pronouncements applicable to BioTime that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in BioTime’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. BioTime is evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements. BioTime expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total consolidated assets and total consolidated liabilities that it reports.

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

4. Equity Method Accounting for Common Stock of OncoCyte, at Fair Value

BioTime elected to account for its 14.7 million shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. The OncoCyte shares had a fair value of $37.4 million as of June 30, 2018 and a fair value of $68.2 million as of December 31, 2017, based on the closing price of OncoCyte common stock on the NYSE American of $2.55 per share and $4.65 per share on those respective dates.

For the three months ended June 30, 2018, BioTime recorded an unrealized gain of $6.6 million due to the increase in OncoCyte’s stock price from March 31, 2018 to June 30, 2018, from $2.10 per share to $2.55 per share. For the six months ended June 30, 2018, BioTime recorded an unrealized loss of $30.8 million on the OncoCyte shares due to the decrease in OncoCyte’s stock price from December 31, 2017 to June 30, 2018 noted above. All share prices were determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates.

For the three months ended June 30, 2017, BioTime recorded an unrealized loss of $11.0 million due to the decrease in OncoCyte’s stock price from March 31, 2017 to June 30, 2017 from $5.95 per share to $5.20 per share. For the six months ended June 30, 2017, BioTime recorded an unrealized gain of $5.1 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to June 30, 2017 from $4.85 per share to $5.20 per share. All share prices were determined based the closing price of Asterias common stock on the NYSE American on the applicable dates.

OncoCyte’s unaudited condensed results of operations for the three and six months ended June 30, 2018 and 2017 are summarized below (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)		January 1, 2017 to February 16, 2017
	2018	2017	2018	2017	(unaudited)
Condensed Statements of Operations (1):
Research and development expense	$1,697	$1,997	$3,158	$3,831	$798
General and administrative expense	1,335	1,115	3,122	3,158	377
Sales and marketing expense	569	477	1,227	1,132	213
Loss from operations	(3,601)	(3,589)	(7,507)	(8,121)	(1,388)
Net loss	$(3,880)	$(3,804)	$(7,658)	$(8,509)	$(1,392)

(1)	The condensed unaudited statements of operations information included in the table above for the period January 1, 2017 through February 16, 2017 reflects OncoCyte results of operations included in BioTime’s consolidated statement of operations for the six months ended June 30, 2017, after intercompany eliminations. The information for OncoCyte shown for three and six months ended June 30, 2018 is not included in BioTime’s condensed consolidated statement of operations for those periods.

5. Equity Method Accounting for Common Stock of Asterias, at Fair Value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The Asterias shares had a fair value of $29.4 million as of June 30, 2018 and a fair value of $48.9 million as of December 31, 2017, based on the closing prices of Asterias common stock on the NYSE American of $1.35 per share and $2.25 per share on those respective dates.

For the three months ended June 30, 2018, BioTime recorded an unrealized loss of $2.2 million on the Asterias shares due to the decrease in Asterias’ stock price from March 31, 2018 to June 30, 2018 from $1.45 per share to $1.35 per share. For the six months ended June 30, 2018, BioTime recorded an unrealized loss of $19.6 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2017 to June 30, 2018 noted above. All share prices were determined based on the closing price of Asterias common stock on the NYSE American on the applicable dates.

For the three months ended June 30, 2017, BioTime recorded an unrealized gain of $3.3 million on the Asterias shares due to the increase in Asterias’ stock price from March 31, 2017 to June 30, 2017 from $3.40 per share to $3.55 per share. For the six months ended June 30, 2017, BioTime recorded an unrealized loss of $22.8 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2016 to June 30, 2017 from $4.60 per share to $3.55 per share. All share prices were determined based on the closing price of Asterias common stock on the NYSE American on the applicable dates.

Asterias’ unaudited condensed results of operations for the three and six months ended June 30, 2018 and 2017 are summarized below (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2018	2017	2018	2017
Condensed Statements of Operations (1):
Total revenue	$109	$316	$587	$2,326
Gross profit	52	298	467	2,256
Loss from operations	(5,552)	(8,533)	(10,675)	(17,640)
Net loss	$(6,982)	$(8,728)	$(9,294)	$(15,015)

(1)	The condensed unaudited statements of operations information included in the table above reflect Asterias’ results of operations and were not included in BioTime’s condensed consolidated statements of operations.

6. Property, Plant and Equipment, Net

At June 30, 2018 and December 31, 2017, property, plant and equipment was comprised of the following (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017
Equipment, furniture and fixtures	$3,949	$4,255
Leasehold improvements	3,982	4,434
Accumulated depreciation and amortization	(2,917)	(3,156)
Property, plant and equipment, net	$5,014	$5,533

Depreciation expense, including amortization of leasehold improvements, amounted to $279,000 and $205,000 for the three months ended June 30, 2018 and 2017, and $560,000 and $421,000 for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, BioTime wrote off $0.7 million in fully depreciated property and equipment with a corresponding adjustment to accumulated depreciation and amortization.

7. Intangible Assets, Net

At June 30, 2018 and December 31, 2017, intangible assets, primarily consisting of acquired patents, and accumulated amortization were as follows (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017
Intangible assets	$23,294	$23,294
Accumulated amortization	(17,559)	(16,394)
Intangible assets, net	$5,735	$6,900

BioTime recognized in research and development expenses $0.6 million of amortization expense in each of the three months ended June 30, 2018 and 2017, and $1.2 million of amortization expense during the six months ended June 30, 2018 and 2017, respectively.

8. Accounts Payable and Accrued Liabilities

At June 30, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017
Accounts payable	$1,181	$938
Accrued liabilities	1,918	2,368
Accrued compensation	1,827	2,275
Other current liabilities	102	137
Total	$5,028	$5,718

9. Related Party Transactions

Shared Facilities and Service Agreements with Affiliates

The receivables from affiliates shown on the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017, primarily represent amounts owed to BioTime from OncoCyte and other affiliates under certain Shared Facilities and Service Agreements (each a “Shared Facilities Agreement”). Under the terms of a Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime’s premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

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

The Use Fee is determined and invoiced to OncoCyte on a calendar quarterly basis. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice will be payable in full by OncoCyte within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime employees from OncoCyte funds available for such purpose, rather than from the unavailability of sufficient funds legally available for payment or from an act, omission, or delay by any employee or agent of OncoCyte. Through June 30, 2018, BioTime has not charged OncoCyte any interest.

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

In the aggregate, BioTime charged such Use Fees to OncoCyte as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2018	2017	2018	2017
Research and development	$217	$312	$437	$629
General and administrative	175	78	346	157
Total use fees	$392	$390	$783	$786

The Use Fees charged to OncoCyte shown above are not reflected in revenues, but instead BioTime’s general and administrative expenses and research and development expenses are shown net of those charges in the condensed consolidated statement of operations. As of June 30, 2018 and December 31, 2017, BioTime has a $2.1 million receivable from OncoCyte included in receivable from affiliates, net, on account of Use Fees incurred by OncoCyte under the Shared Facilities Agreement. Since these amounts are due and payable within 30 days of being invoiced, the receivable is classified as a current asset.

BioTime has a similar Shared Facilities Agreement with Asterias under which BioTime and Asterias each may provide use of their respective facilities, utilities, and personnel to the other party on terms similar to the terms of the Shared Facilities Agreement between BioTime and OncoCyte. As of June 30, 2018 and December 31, 2017, there was a net payable to Asterias of $23,000 and $33,000, respectively.

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

Transactions with Ascendance Biotechnology, Inc.

On March 21, 2018, AgeX and Ascendance Biotechnology, Inc. (“Ascendance”), an equity method investee of AgeX and former equity method investee of BioTime, entered into an Asset Purchase Agreement (the “Asset Agreement”) in which AgeX purchased for $800,000 in cash certain assets consisting in value primarily of in-process research and development assets related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX. The transaction was considered an asset acquisition rather than a business combination in accordance with ASC 805-50, Business Combinations. Accordingly, the $800,000 purchase price was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use. Also, on March 21, 2018, BioTime received $0.2 million from Ascendance as settlement of its accounts receivable from Ascendance.

Disposition of Ownership Interest in Ascendance

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. AgeX recognized a $3.2 million gain as a sale of its equity method investment in Ascendance, which is included in other income and expenses, net, for the six months ended June 30, 2018. At the close of the merger, $955,000 of cash that otherwise would have been payable to the Ascendance stockholders was deposited into an escrow account where it may be held for a term of up to fifteen months. Funds held in the escrow account may be paid to the acquirer to cover indemnity payments and other obligations that may arise after the merger. After the expiration of the term of the escrow, any funds remaining in the escrow account will be disbursed, on a pro-rata basis, to the former Ascendance stockholders. As of June 30, 2018, no amounts have been recorded in the BioTime condensed consolidated interim financial statements for any funds held in the escrow account.

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

Common Shares

At June 30, 2018, BioTime was authorized to issue 250,000,000 common shares, no par value. As of June 30, 2018, and December 31, 2017, BioTime had 126,873,228 and 126,865,634 issued and outstanding common shares, respectively.

On April 6, 2017, BioTime, entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which BioTime may offer and sell, from time to time, through Cantor Fitzgerald, shares of BioTime common stock, no par value per share, having an aggregate offering price of up to $25,000,000. BioTime is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon BioTime’s instructions, including any price, time or size limits specified by BioTime. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of BioTime’s Registration Statement on Form S-3 which became effective on May 5, 2017. As of June 30, 2018, $24.2 million remained available for sale through the Sales Agreement under the Registration Statement.

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

Transactions with Noncontrolling Interests of AgeX Therapeutics, Inc.

AgeX was formed by BioTime to continue the development of BioTime’s technology relating to cell immortality and regenerative biology by developing products for the treatment of aging and age-related diseases. On August 17, 2017, AgeX received its initial assets and cash from BioTime and certain outside investors. BioTime contributed certain assets and cash to AgeX in exchange for 28,800,000 shares of AgeX common stock pursuant to an Asset Contribution and Separation Agreement (the “Asset Contribution Agreement”). BioTime and AgeX also entered into a License Agreement pursuant to which BioTime licensed or sublicensed to AgeX, and AgeX granted to BioTime an option to license back, certain patent rights. Concurrently with the acquisition of assets from BioTime under the Asset Contribution Agreement, AgeX sold 4,950,000 shares of its common stock for $10.0 million in cash primarily to outside investors, which included the Chairman of BioTime’s Board of Directors. At the close of the financing on August 17, 2017, BioTime owned 85.4% of the issued and outstanding shares of AgeX common stock.

On June 7, 2018, AgeX sold 2.0 million shares of common stock to an outside investor for $2.50 per share for aggregate cash proceeds to AgeX of $5.0 million. As of the completion of this financing on June 7, 2018, BioTime owns 80.6% of the issued and outstanding shares of AgeX common stock and retains a controlling interest in AgeX (see Note 14).

BioTime accounts for a change in ownership interests in any subsidiary that does not result in a change of control of the subsidiary by BioTime under the provisions of ASC 810-10-45-23, which prescribes the accounting for changes in ownership interest that do not result in a change in control of the subsidiary, as defined by GAAP as a result of a transaction. Under this guidance, changes in a controlling shareholder’s ownership interest that do not result in a change of control, as defined by GAAP, in the subsidiary are accounted for as equity transactions. Thus, if the controlling interest of a shareholder increases or decreases due to a sale or acquisition of the subsidiary’s equity securities, no gain or loss is recognized in the statement of operations of the controlling shareholder if it retains control of the subsidiary. Similarly, the controlling shareholder will not record any additional acquisition adjustments to reflect its subsequent purchases of additional shares in the subsidiary by the controlling shareholder if there is no change of control. Only a proportional and immediate transfer of carrying value between the controlling and the noncontrolling shareholders occurs based on the respective ownership percentages. Accordingly, because the June 7, 2018 additional cash investment made by the outside investor did not result in a change of control of AgeX, this transaction resulted in a $3.6 million proportional equity transfer, at carrying value, from noncontrolling interests in AgeX to BioTime recorded in consolidated shareholders’ equity as of June 30, 2018.

Sale of Warrants by AgeX

On February 28, 2018, AgeX sold warrants to purchase 1,473,600 shares of AgeX common stock (the “AgeX Warrants”) for $0.50 per warrant for aggregate cash proceeds to AgeX of $736,800. The AgeX Warrants are exercisable at $2.50 per share and expire the earliest to occur of (i) February 28, 2021, (ii) on or after January 31, 2019, after notice from AgeX, if the AgeX shares are publicly traded and the price of AgeX common stock exceeds $3.75 per share for 20 trading days (on a volume weighted average price basis, as defined), and (iii) a change of control, as defined in warrant agreement. If the AgeX shares are not publicly traded, the AgeX Warrants may be exercised only during the period commencing ten business days prior to the expiration date, as defined in the warrant agreement. The AgeX Warrants are classified as equity since, among other factors, they are not redeemable, cannot be settled in cash or other assets and require settlement by issuing a fixed number of shares of common stock of AgeX. The AgeX Warrants were sold at fair value determined on the Binomial Lattice option pricing model on the issuance date, with certain management assumptions, which included the timing of an initial public offering of AgeX common stock, peer-group volatility, term to maturity, price cap and AgeX current and future stock prices. See Note 14.

Cell Cure Warrants – Liability Classified

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

Cell Cure has also issued and outstanding 13,738 warrants to purchase Cell Cure ordinary shares at exercise prices ranging from $32.02 to $40.00 per warrant share, payable in U.S. dollars, to consultants (the “Consultant Warrants”), expiring in October 2020 and January 2024. The HBL Warrants and the Consultant Warrants are collectively referred to as the “Cell Cure Warrants”.

Because the exercise price of the Cell Cure Warrants is U.S. dollar-denominated and settlement is not expected to occur in the next twelve months, Cell Cure classified the Cell Cure Warrants as a long-term liability in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires freestanding financial instruments, such as warrants, with exercise prices denominated in currencies other than the functional currency of the issuer to be accounted for as liabilities at fair value, with all subsequent changes in fair value after the issuance date to be recorded in the consolidated statements of operations.

The fair value of the Cell Cure Warrants at the time of issuance was determined by using the Black-Scholes option pricing model using the respective contractual term of the warrants. In applying this model, the fair value is determined by applying Level 3 inputs, as defined by ASC 820; these inputs are based on certain key assumptions including the fair value of the Cell Cure ordinary shares, adjusted for lack of marketability, as appropriate, and the expected stock price volatility over the term of the Cell Cure Warrants. The fair value of the Cell Cure ordinary shares is determined by Cell Cure’s Board of Directors, which may engage a valuation specialist to estimate the fair value, or may use recent transactions in Cell Cure shares, if any, as a reasonable approximation of fair value, or may apply other reasonable methods to determining the fair value, including a discount for lack of marketability. BioTime determines the stock price volatility using historical prices of comparable public company common stock for a period equal to the remaining term of the Cell Cure Warrants. The Cell Cure Warrants are revalued each reporting period using the same methodology described above, with changes in fair value included in other income and expenses, net, in the consolidated statements of operations. Changes in any of the key assumptions used to value the Cell Cure Warrants could materially impact the fair value of the Cell Cure Warrants and BioTime’s consolidated financial statements.

For the three and six months ended June 30, 2018, BioTime recorded a noncash gain of $0.5 million and $0.4 million, respectively, for the decrease in the fair value of the Cell Cure Warrants included in other income and expenses, net. The decrease in the fair value of the Cell Cure Warrants was mainly attributable to the reduced remaining life of the warrants from the prior period, and management’s assumption on the lack of marketability discount adjustment on the fair value of Cell Cure ordinary shares. As of June 30, 2018 and December 31, 2017, the Cell Cure Warrants, valued at $0.4 million and $0.8 million, respectively, were included in long-term liabilities on the condensed consolidated balance sheets.

11. Stock Option Plans

BioTime adopted the 2012 Equity Incentive Plan (the “2012 Plan”), under which a maximum of 16,000,000 BioTime common shares are available for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and related information follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price of Options
December 31, 2017 (1)	2,485	8,043	62	$3.38
Board mandated restriction restored	5,000	-	-	-
Options granted	(1,239)	1,239	-	2.58
Options exercised	-	-	-	-
Options forfeited/cancelled	272	(292)	-	4.00
Restricted stock units granted	(970)	-	485	-
Restricted stock units vested	-	-	(12)	-
June 30, 2018	5,548	8,990	535	$3.25
Options exercisable at June 30, 2018		5,155		$3.47

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

On May 24, 2018, BioTime granted 485,000 restricted stock units (“RSU”) to employees. The RSU will vest in increments upon the attainment of specified performance conditions, as determined by the Board of Directors. Unvested RSUs will expire on December 31, 2018. The conditions include the completion of the planned distribution of AgeX common stock to BioTime shareholders (see Note 14), and certain clinical milestones in the development of OpRegen® and Renevia®. As of June 30, 2018, none of the RSU vesting conditions were met and, accordingly, no stock-based compensation expense was recorded during the three and six months ended June 30, 2018.

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Six Months Ended June 30,
	2018	2017
Expected life (in years)	5.87	6.08
Risk-free interest rates	2.63%	1.92%
Volatility	56.09%	59.80%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2018	2017	2018	2017
Research and development	$188	$166	$381	$496
General and administrative	915	739	1,706	1,434
Total stock-based compensation expense	$1,103	$905	$2,087	$1,930

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

Although the deconsolidation of Asterias and OncoCyte were not taxable transactions to BioTime and did not create a current income tax payment obligation to BioTime, the market value of the shares of Asterias and OncoCyte common stock BioTime holds creates a deferred tax liability to BioTime based on the closing prices of the shares, less BioTime’s tax basis in the shares. The deferred tax liability generated by the Asterias and OncoCyte shares that BioTime holds as of June 30, 2018, is a source of future taxable income to BioTime, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the Asterias and OncoCyte shares as of June 30, 2018. Due to the inherent unpredictability of future prices of those shares, BioTime cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to Asterias and OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. For federal and state income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte and the deferred tax liabilities generated from the market values of Asterias and OncoCyte shares from the respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices, BioTime’s deferred tax assets exceeded its deferred tax liabilities as of June 30, 2018 and December 31, 2017. As a result, BioTime established a full valuation allowance as of June 30, 2018 and December 31, 2017 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Accordingly, BioTime did not record any provision or benefit for income taxes for the three and six months ended June 30, 2018.

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

See Note 14 regarding the planned AgeX Distribution.

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

On January 28, 2018, Cell Cure entered into another lease agreement with its current landlord for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with two additional options to extend the lease for 5 years each (the “January 2018 Lease”). The January 2018 Lease commenced on April 1, 2018, and includes a leasehold improvement construction allowance of up to NIS 4,000,000 (approximately up to $1.2 million) from the landlord. The leasehold improvements are expected to be completed by September 30, 2018. Combined base rent and construction allowance payments, assuming the full allowance is utilized, for the January 2018 Lease will be NIS 93,470 per month (approximately $27,000 per month) beginning on October 1, 2018. As of June 30, 2018, no amounts under the January 2018 Lease construction allowance had been utilized.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. Other indemnification obligations may arise from agreements disposing of assets. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of June 30, 2018 and December 31, 2017.

Royalty obligations and license fees

BioTime and its subsidiaries or affiliates are parties to certain licensing agreements with research institutions, universities and other parties for the rights to use those licenses and other intellectual property in conducting research and development activities. These licensing agreements provide for the payment of royalties by BioTime or the applicable party to the agreement on future product sales, if any. In addition, in order to maintain these licenses and other rights during the product development, BioTime or the applicable party to the contract must comply with various conditions including the payment of patent related costs and annual minimum maintenance fees. Annual minimum maintenance fees are approximately $135,000 to $150,000 per year. The research and development risk for these products is significant. License fees and related expenses under these agreements were immaterial for the periods presented in the condensed consolidated interim financial statements provided herein.

Grants

Under the terms of a grant agreement between Cell Cure and Israel Innovation Authority (“IIA”) (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, for the development of OpRegen®, Cell Cure will be required to pay royalties on future product sales, if any, up to the amounts received from the IIA, plus interest indexed to LIBOR. Cell Cure’s research and product development activities under the grant are subject to substantial risks and uncertainties and performed on a best efforts basis. As a result, Cell Cure is not required to make any payments under the grant agreement unless it successfully commercializes OpRegen®. Accordingly, pursuant to ASC 730-20, the Cell Cure grant is considered a contract to perform research and development services for others and grant revenue will be recognized as the related research and development expenses are incurred (see Note 2).

Israeli law pertaining to such government grants contain various conditions, including substantial penalties and restrictions on the transfer of intellectual property, or the manufacture, or both, of products developed under the grant outside of Israel, as defined by the IIA.

14. Subsequent Events

On July 10, 2018, AgeX sold additional AgeX Warrants to purchase 526,400 shares of common stock for $0.50 per warrant for aggregate net cash proceeds to AgeX of $263,200. See Note 10.

On July 19, 2018, AgeX filed Amendment No. 1 to its Registration Statement on Form 10 with the SEC in connection with the planned AgeX Distribution. BioTime’s Board of Directors set July 31, 2018 as the record date for determining BioTime shareholders entitled to receive AgeX common stock in the AgeX Distribution. However, if a BioTime shareholder sells their BioTime common shares after the record date and before the date of the AgeX Distribution, they will also be selling their right to receive shares of AgeX common stock in the AgeX Distribution with respect to the BioTime common shares sold.

On July 30, 2018, BioTime’s Board of Directors determined that on the date on which the AgeX Distribution takes place (the “Distribution Date”), BioTime shareholders will receive one share of AgeX common stock for every 10 BioTime common shares held on the record date (the “Distribution Ratio”). The AgeX Distribution, if completed, will be a taxable event to BioTime. The amount of income tax obligation, if any, that BioTime may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies including but not limited to, the completion of the AgeX Distribution, the amount and availability of U.S. net operating losses generated by BioTime to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date.

BioTime’s Board of Directors has not yet determined the Distribution Date. Completion of the AgeX Distribution is subject to the satisfaction of certain conditions, including AgeX’s Registration Statement on Form 10 being declared effective by the SEC. BioTime reserves the right to amend or modify the Distribution Ratio and other terms of the AgeX Distribution, or to abandon or terminate the AgeX Distribution, at any time prior to the Distribution Date.

On August 1, 2018, BioTime entered into a binding letter agreement (the “Letter Agreement”) with Juvenescence Limited (“Juvenescence,” and together with BioTime, the “Parties”) pursuant to which the Parties agreed to negotiate final terms for the sale of 14,400,000 shares of common stock of AgeX (the “AgeX Shares”) currently owned by BioTime to Juvenescence for $3.00 per share (the “Transaction”). Juvenescence currently owns 5.6% of AgeX’s issued and outstanding common stock. The closing of the Transaction is subject to the Parties’ entry into a definitive stock purchase agreement (the “Purchase Agreement”), a shareholders agreement (the “Shareholders Agreement”), and other associated documents, and shall be subject to customary closing conditions for a transaction of this type.

The Letter Agreement provides for a total purchase price of the AgeX Shares of $43.2 million (the “Purchase Price”), of which $10.8 million will be paid upon the closing of the Transaction and $10.8 million will be paid on November 5, 2018, with the remaining $21.6 million to be paid under the terms of an unsecured Convertible Note. Juvenescence’s obligation to make the two $10.8 million payments will be secured by a pledge of 25% of the AgeX Shares. The Convertible Note, bearing interest at 7% per annum, with principal and accrued interest is payable at maturity two years after the closing of the Transaction. On the maturity date, if a “Qualified Financing” has not occurred, BioTime shall have the right, but not the obligation, to convert the principal balance of the Convertible Note and accrued interest then due into a number of Series A Preferred Shares of Juvenescence at a conversion price of $15.60 per share. Upon the occurrence of a “Qualified Financing” on or before the maturity date, the principal balance of the Convertible Note and accrued interest on the Convertible Note will automatically convert into a number of shares of the class of equity securities of Juvenescence sold in the Qualified Financing, at the price per share at which the Juvenescence securities are sold in the Qualified Financing; and, if AgeX common stock is listed on a national securities exchange in the U.S., the number of shares of the class of equity securities issuable upon conversion may be increased depending on the market price of AgeX common stock. A Qualified Financing means an underwritten initial public offering of Juvenescence equity securities in which gross proceeds are not less than $50.0 million. The Convertible Note will not be transferable, except in connection with a change of control of BioTime.

Pursuant to the Letter Agreement, the Parties have agreed to negotiate and enter into a Purchase Agreement setting forth the final terms, conditions and closing mechanics related to the Transaction. The Purchase Agreement will contain customary representations, warranties and indemnities from BioTime relating to the business of AgeX, subject to an indemnity cap of $4.3 million subject to certain exceptions.

In addition to the Purchase Agreement, the parties will enter into a Shareholder Agreement setting forth the governance, approval and voting rights of the Parties with respect to their holdings of AgeX common stock, including rights of representation on the AgeX Board of Directors, approval rights, preemptive rights, rights of first refusal and co-sale and drag-along and tag-along rights for so long as a Party maintains certain specified ownership levels of AgeX common stock.

Following the Transaction, until such time as the AgeX Distribution is completed, BioTime will continue to own 14,416,000 shares, or 40.3%, of AgeX’s issued and outstanding common stock. There can be no assurance that BioTime and Juvenescence will reach final agreement on the terms of the Transaction documents, or the timing of the entry into the Transaction. The Transaction is expected to close on or about August 30, 2018, subject to the closing conditions of the Purchase Agreement.

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

The following discussion should be read in conjunction with BioTime condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

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

In 2017, we formed AgeX Therapeutics, Inc. (“AgeX”) to continue development of initial discovery and preclinical programs focusing on the development of regenerative medicine technologies targeting the diseases of aging and metabolic disorders. AgeX’s initial programs focus on utilizing brown adipose tissue (“brown fat”) in targeting diabetes, obesity, and heart disease; and induced tissue regeneration (“iTR”) in utilizing the human body’s own abilities to scarlessly regenerate tissues damaged from age or trauma. AgeX may also pursue other early-stage programs. We own approximately 80.6% of the issued and outstanding shares of AgeX common stock.

Our principal consolidated subsidiaries are AgeX, Cell Cure Neurosciences, Ltd (“Cell Cure”), ES Cell International, Pte Ltd (“ESI”), LifeMap Sciences, Inc. (“LifeMap Sciences”), OrthoCyte Corporation (“OrthoCyte”), and ReCyte Therapeutics, Inc. (“ReCyte”).

We also have significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. (“Asterias”), and OncoCyte Corporation (“OncoCyte”), which we founded and which, until recently, were our majority-owned consolidated subsidiaries. Asterias (NYSE American: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of very high unmet medical needs in the fields of neurology (spinal cord injury) and oncology (Acute Myeloid Leukemia and lung cancer). OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer, breast cancer, and bladder cancer utilizing novel liquid biopsy technology. Beginning on May 13, 2016 and February 17, 2017, we deconsolidated the financial statements and results of operations of Asterias and OncoCyte, respectively, from BioTime. As of June 30, 2018, we owned 14,674,244 shares of OncoCyte common stock with a value of approximately $37.4 million and 21,747,569 shares of Asterias common stock with a value of approximately $29.4 million.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

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

Research and development contracts with customers. In its agreements with customers, BioTime’s performance obligations of research and development are completed as services are performed and control passes to the customer, and accordingly revenues are recognized over time. BioTime generally receives a fee at the inception of an agreement, with variable fees, if any, tied to certain milestones, if achieved. BioTime estimates this variable consideration using a single most likely amount. Based on historical experience, there has been no variable consideration related to milestones included in the transaction price due to the significant uncertainty of achieving contract milestones and milestones not being met. If a milestone is met, subsequent changes in the single most likely amount may produce a different variable consideration, and BioTime will allocate any subsequent changes in the transaction price on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation will be recognized as revenue in the period in which the transaction price changes with respect to variable consideration, which could result in a reduction of revenue. Contracts of this kind are typically for a term greater than one year. For each of the three months ended June 30, 2018 and 2017, BioTime recognized $77,000 for such services included in consolidated royalties from product sales and license fees. The aggregate amount of the transaction price, excluding payments related to any milestones, allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2018 was approximately $154,000, included in deferred revenues in the consolidated balance sheets. BioTime expects to recognize revenue of $77,000 per quarter through the year ending December 31, 2018. As of June 30, 2018, BioTime had not met any milestones that would require adjustment of the transaction price.

Royalties from product sales and license fees. BioTime’s performance obligations in agreements with certain customers is to provide a license to allow customers to make, import and sell company licensed products or methods for pre-clinical studies and commercial use. Customers pay a combination of a license issue fee paid up front and a sales-based royalty, if any, in some cases with yearly minimums. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by BioTime is a functional license with significant standalone functionality and provides customers with the right to use BioTime’s intellectual property. This allows BioTime to recognize revenue on the license issue fee at a point in time at the beginning of the contract, which is when the customer begins to have use of the license. Variable consideration related to sales-based royalties is recognized only when (or as) the later of one or more of the following events occur: (a) a sale or usage occurs, or (b) the performance obligation to which some, or all, of the sales-based or usage-based royalty that has been allocated and has been satisfied or partially satisfied. Due to the contract termination clauses, BioTime does not expect to receive all of the minimum royalty payments throughout the term of the agreements. Therefore, BioTime fully constrains recognition of the minimum royalty payments as revenues until its customers are obligated to pay, which is generally within 60 days prior to the beginning of each year the minimum royalty payments are due. For the three and six months ended June 30, 2018 and 2017, royalty revenues were immaterial.

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

LifeMap Sciences’ performance obligations for subscriptions include a license of intellectual property related to its genetic information packages and premium genetic information tools. These licenses for genetic information packages are deemed functional licenses that provide customers with a “right to access” to LifeMap Sciences’ intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. Payments are typically received at the beginning of a subscription period and revenue is recognized according to the type of subscription sold.

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

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term but the subscription term has not been completed as of the balance sheet date reported. As of June 30, 2018, there was $214,000 included in deferred revenues in the condensed consolidated balance sheets which is expected to be recognized as subscription revenue over the next twelve months.

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

Arrangements with Multiple Performance Obligations. BioTime’s contracts with customers may include multiple performance obligations. For such arrangements, BioTime allocates revenue to each performance obligation based on its relative standalone selling price. BioTime generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of, and for the six months ended, June 30, 2018, BioTime did not have significant arrangements with multiple performance obligations.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Revenues and Cost of Sales

The amounts in the table below show BioTime’s consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Grant revenue	$1,941	$-	$1,941	*	%
Royalties from product sales and license fees	91	81	10	12.3%
Subscription and advertisement revenues	333	300	33	11.0%
Sale of research products and services	182	-	182	*	%
Total revenues	$2,547	$381	$2,166	568.5%

Cost of sales	$(106)	$(5)	$101	*	%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Grant revenue	$2,266	$11	$2,255	* %
Royalties from product sales and license fees	227	191	36	18.8%
Subscription and advertisement revenues	572	564	8	1.4%
Sale of research products and services	182	5	177	* %
Total revenues	$3,247	$771	$2,476	321.1%

Cost of sales	$(215)	$(62)	$153	246.8%

*      Not meaningful.

BioTime total revenues increased by $2.2 million and $2.5 million for the three and six months ended June 30, 2018 as compared to the same periods in the prior year, primarily reflecting $1.9 million and $2.3 million increases in grant revenues. The increase in our grant revenues was primarily due to $1.6 million and $1.7 million, for the three and six months ended June 30, 2018 respectively, generated by Cell Cure from the IIA for the development of OpRegen® and, $0.3 million and $0.6 million, for the three and six months ended June 30, 2018 respectively, generated by BioTime from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program.

Our subscription and advertising revenues amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2018, relatively unchanged as compared to the same periods in the prior year. Those revenues were generated entirely from subscription and advertising through LifeMap Sciences’ online database business primarily related to its GeneCards® database.

Revenues from the sale of research products and services are primarily derived from service revenues and the sale of hydrogels and stem cell products.

Cost of sales increased for the three and six months ended June 30, 2018 mainly attributable to an increase in the royalty rate effective January 1, 2018 for LifeMap Sciences, timing of cash received and the related royalty obligation incurred, and cost of sales incurred from the sale of hydrogels and stem cell products.

Operating expenses

The amounts in the tables below are BioTime’s consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Research and development expenses	$6,358	$6,271	$87	1.4%
General and administrative expenses	5,227	4,423	804	18.2%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Research and development expenses	$12,293	$12,765	$(472)	(3.7%)
Acquired in-process research and development	800	-	800	* %
General and administrative expenses	11,163	9,524	1,639	17.2%

*      Not meaningful.

Research and development expenses

The following tables show the amount of our total research and development expenses allocated to our primary research and development projects, by respective entity conducting the research and development, during the three and six months ended June 30, 2018 and 2017 (in thousands).

		Three Months Ended June 30, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX (2)	OpRegen® and Renevia® and other HyStem® products and PureStem® progenitor cell lines for orthopedic applications	$4,974	$4,969	78.2%	79.2%
AgeX including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	967	896	15.2%	14.3%
LifeMap Sciences (5)	Biomedical, gene, disease, and stem cell databases and tools	417	342	6.6%	5.5%
LifeMap Solutions, Inc. (6)	Mobile health software application	-	64	-%	1.0%
Total research and development expenses		$6,358	$6,271	100.0%	100.0%

		Six Months Ended June 30, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX (2)	OpRegen® and Renevia® and other HyStem® products and PureStem® progenitor cell lines for orthopedic applications	$9,318	$8,968	71.2%	70.3%
AgeX including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	2,179	1,829	16.6%	14.3%
AgeX (4)	Acquired in-process research and development	800	-	6.1%	-%
LifeMap Sciences (5)	Biomedical, gene, disease, and stem cell databases and tools	796	684	6.1%	5.4%
LifeMap Solutions, Inc. (6)	Mobile health software application	-	486	-%	3.8%
OncoCyte (7)	Cancer diagnostics	-	798	-%	6.2%
Total research and development expenses		$13,093	$12,765	100.0%	100.0%

(1)	Amount includes research and development expenses incurred directly by BioTime or the named subsidiary and certain general research and development expenses, such as lab supplies, lab expenses, rent and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)	Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the table, AgeX related research and development expenses that were previously included in BioTime have been reclassified to AgeX for the 2017 periods presented.

(4)	On March 23, 2018, AgeX purchased certain in-process research and development assets, primarily related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX, for a total cash consideration of $800,000. The transaction was considered an asset acquisition rather than a business combination. Accordingly, the $800,000 was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use. See Note 9 to our condensed consolidated interim financial statements included elsewhere in this Report.

(5)	LifeMap Sciences is a subsidiary of AgeX.

(6)	During July 2017, LifeMap Solutions ceased conducting its mobile health software development application business and was dissolved on February 9, 2018.

(7)	Six months ended June 30, 2017 includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The increase of $0.3 million in total research and development expenses for the six months ended June 30, 2018 as compared to the same period in the prior year is mainly attributable to the following: an increase of $1.2 million related to AgeX programs, consisting primarily of a $0.8 million nonrecurring in-process research and development expense related to assets acquired by AgeX in March 2018, an increase of $0.4 million in BioTime related program expenses, and an increase of $0.1 million related to LifeMap Sciences. Those increases were offset by a decrease of $0.8 million from the nonrecognition of OncoCyte research and development expenses incurred after February 17, 2017, as a result of the OncoCyte Deconsolidation, and a decrease of $0.5 million in LifeMap Solutions expenses resulting from the cessation of its mobile health software development application business in July 2017.

General and administrative expenses

The following tables show the amount of general and administrative expenses of BioTime and named subsidiaries during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, (unaudited)
	Amount (1)		Percent
Company	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX (2)	$4,157	$3,011	79.5%	68.1%
AgeX including ReCyte (3)	897	709	17.2%	16.0%
LifeMap Sciences (4)	173	199	3.3%	4.5%
LifeMap Solutions, Inc. (5)	-	504	-	11.4%
Total general and administrative expenses	$5,227	$4,423	100.0%	100.0%

	Six Months Ended June 30, (unaudited)
	Amount (1)		Percent
Company	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX (2)	$8,803	$6,152	78.9%	64.6%
AgeX including ReCyte (3)	1,979	1,575	17.7%	16.5%
LifeMap Sciences (4)	381	370	3.4%	3.9%
LifeMap Solutions, Inc. (5)	-	837	-%	8.8%
OncoCyte (6)	-	590	-%	6.2%
Total general and administrative expenses	$11,163	$9,524	100.0%	100.0%

(1)	Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2)	BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)	Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the tables above, AgeX related general and administrative expenses that were previously included in BioTime have been reclassified to AgeX for the 2017 periods presented.

(4)	LifeMap Sciences is a subsidiary of AgeX.

(5)	During July 2017, LifeMap Solutions ceased conducting its mobile health software application business and was dissolved on February 9, 2018.

(6)	Six months ended June 30, 2017 includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The total increase of $0.8 million in general and administrative expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to the following: a $0.3 million increase in license and patent related fees for patent prosecution and patent fees, a $0.2 million increase in noncash stock-based compensation expense primarily due to new stock option grants by AgeX, a $0.3 million increase in legal and compliance fees for the planned distribution of AgeX stock to BioTime shareholders, a $0.4 million increase in consulting, personnel and related costs, and a $0.1 million increase in facilities and maintenance. These increases were offset primarily by a decrease of $0.5 million related to LifeMap Solutions which resulted from the cessation of its mobile health software development application business in July 2017.

The total increase of $1.6 million in general and administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to the following: a $0.9 million increase in legal, audit and compliance costs for the planned distribution of AgeX stock to BioTime shareholders, a $0.5 million increase in noncash stock-based compensation expense primarily due to stock option grants by AgeX, a $0.8 million increase in consulting, personnel and related costs, a $0.6 million increase in license and related fees for patent prosecution and patent fees, and $0.2 million increase in facilities and maintenance. These increases were offset by a decrease of $1.4 million in combined general and administrative expenses related to OncoCyte and LifeMap Solutions, shown in the table above.

General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science or research related consulting, facilities and equipment rent and maintenance related expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, marketing costs, legal and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

Other income and expenses, net

The following table shows the amount of other income and expenses, net, during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2018	2017	2018	2017
Other income and expenses, net
Interest income (expense), net	$52	$(413)	$105	$(719)
Gain on sale of equity method investment in Ascendance	-	-	3,215	-
Gain on deconsolidation of OncoCyte	-	-	-	71,697
Gain (loss) on equity method investment in OncoCyte at fair value	6,603	(11,006)	(30,816)	5,136
Gain (loss) on equity method investment in Asterias at fair value	(2,175)	3,262	(19,573)	(22,835)
Unrealized gain on marketable equity securities	397	-	612	-
Other income (expense), net	(379)	617	(663)	1,344
Total other income (expenses), net	$4,498	$(7,540)	$(47,120)	$54,623

Unrealized gain (loss) on OncoCyte shares – We own 14.7 million shares of common stock of OncoCyte. We elected to account for our shares in OncoCyte at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. Our OncoCyte shares had a fair value of $37.4 million and $68.2 million as of June 30, 2018 and December 31, 2017, respectively, based on the closing price of OncoCyte common stock on the NYSE American of $2.55 per share and $4.65 per share on those respective dates. For the three months ended June 30, 2018, we recorded an unrealized gain of $6.6 million on our OncoCyte shares due to the increase in OncoCyte stock price from March 31, 2018 to June 30, 2018 from $2.10 per share to $2.55 per share as of those respective dates. For the six months ended June 30, 2018, we recorded an unrealized loss of $30.8 million on the OncoCyte shares due to the decrease in OncoCyte’s stock price from December 31, 2017 to June 30, 2018 from $4.65 per share to $2.55 per share as of those respective dates. For the three months ended June 30, 2017, we recorded an unrealized loss of $11 million on our OncoCyte shares due to the decrease in OncoCyte’s stock price from March 31, 2017 to June 30, 2017 from $5.95 per share to $5.20 per share as of those respective dates. For the six months ended June 30, 2017, we recorded an unrealized gain of $5.1 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to June 30, 2017 from $4.85 per share to $5.20 per share as of those respective dates. All share prices were determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates.

Unrealized loss on Asterias shares – We own 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. Our Asterias shares had a fair value of approximately $29.4 million and $48.9 million as of June 30, 2018 and December 31, 2017, respectively, based on the closing price of Asterias common stock on the NYSE American of $1.35 per share and $2.25 per share on those respective dates. For the three months ended June 30, 2018, we recorded an unrealized loss of $2.2 million on the Asterias shares due to the decrease in Asterias’ stock price from March 31, 2018 to June 30, 2018 from $1.45 per share to $1.35 per share as of those respective dates. For the six months ended June 30, 2018, we recorded an unrealized loss of $19.6 million on our Asterias shares due to the decrease in Asterias’ stock price from December 31, 2017 to June 30, 2018 from $2.25 per share to $1.35 per share as of those respective dates. For the three months ended June 30, 2017, we recorded an unrealized gain of $3.3 million on our Asterias shares due to the increase in Asterias’ stock price from March 31, 2017 to June 30, 2017 from $3.40 per share to $3.55 per share as of those respective dates. For the six months ended June 30, 2017, we recorded an unrealized loss of $22.8 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2016 to June 30, 2017 from $4.60 per share to $3.55 per share as of those respective dates. All share prices were determined based on the closing price of Asterias common stock on the NYSE American on the applicable dates.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market prices of our Asterias and OncoCyte shares, which could significantly impact our net income or loss reported in our condensed consolidated statements of operations for each period.

Marketable equity securities in foreign investments – We account for the shares we hold in foreign equity securities as marketable equity securities, carried at fair market value on our consolidated balance sheets. Prior to January 1, 2018 and the adoption of ASU 2016-01 discussed in Note 2 to our condensed consolidated interim financial statements elsewhere in this Report, these securities were called “available-for-sale securities” and unrealized holding gains and losses, including changes in foreign currency exchange rates, were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the consolidated balance sheets. Beginning on January 1, 2018, in accordance with our adoption of ASU 2016-01, all gains and losses we generate each period due to changes in fair market value, including changes in foreign currency exchange rates, from these securities are included in other income and expenses, net, in our consolidated statements of operations.

For the three and six months ended June 30, 2018, we recorded an unrealized gain of $397,000 and $612,000, respectively, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to June 30, 2018.

Gain on sale of equity method investment in Ascendance – On March 23, 2018, Ascendance, AgeX’s equity method investee and BioTime’s former equity method investee, was acquired by a third party in a merger. AgeX received $3.2 million in cash for its Ascendance common stock from which we recognized a gain on sale for the same amount during the six months ended June 30, 2018.

Other income (expense), net, interest income (expense), net – Other income and expenses, net, in 2018 and 2017 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI, changes in the fair value of the Cell Cure Warrants, and interest expense and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the US dollar denominated notes payable by Cell Cure to BioTime and other Cell Cure shareholders.

In July 2017, we purchased all of the outstanding Cell Cure convertible promissory notes held by other Cell Cure shareholders. Accordingly, net interest expense decreased substantially for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, as a significant portion of our consolidated interest expense was incurred from Cell Cure convertible promissory notes held by other Cell Cure shareholders prior to our purchase. Interest income is primarily attributed to interest earned on money market funds during the periods presented. For the three and six months ended June 30, 2018, we recorded a noncash gain of $0.5 million and $0.4 million, respectively, for the decrease in the fair value of the Cell Cure Warrants.

Gain on deconsolidation of OncoCyte – During the six months ended June 30, 2017, we recorded an unrealized gain of $71.7 million in connection with the OncoCyte Deconsolidation on February 17, 2017.

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

A valuation allowance is provided when it is more likely than not that some portion of our deferred tax assets will not be realized. For federal and state income tax purposes, as a result of the deconsolidation of Asterias and OncoCyte and the deferred tax liabilities generated from the market values of Asterias and OncoCyte shares from the respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices, our deferred tax assets exceeded deferred tax liabilities as of June 30, 2018 and December 31, 2017. We established a full valuation allowance as of June 30, 2018 and December 31, 2017 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the three and six months ended June 30, 2018.

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

Liquidity and Capital Resources

At June 30, 2018, we had $29.2 million of cash, cash equivalents, and marketable equity securities on hand, of which $11.4 million of cash was held by AgeX and its subsidiaries. We also hold Asterias shares valued at approximately $29.4 million and OncoCyte shares valued at $37.4 million as of June 30, 2018, that we may use for liquidity, as necessary and as market conditions allow. BioTime has no present plan to liquidate its holdings of Asterias or OncoCyte shares. The market values shown may not represent the amounts that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

As further discussed in Note 14 to our consolidated condensed interim financial statements, BioTime has entered into a binding letter agreement with Juvenescence Limited (“Juvenescence,”) for the sale of 14,400,000 shares of common stock of AgeX currently owned by BioTime to Juvenescence for $3.00 per share (the “Transaction”). If the Transaction is completed, BioTime would receive $43.2 million, $10.8 million of which would be paid upon the closing of the Transaction, expected to occur on August 30, 2018, and $10.8 million of which would be paid on November 5, 2018. The balance of $20.6 million would be paid under the terms of an unsecured Convertible Note bearing interest at a rate of 7% per annum, with principal and accrued interest payable at maturity two years from the date of the closing of the Transaction. On the maturity date, if a “Qualified Financing” has not occurred, BioTime shall have the right, but not the obligation, to convert the principal balance of the Convertible Note and accrued interest then due into a number of Series A Preferred Shares of Juvenescence at a conversion price of $15.60 per share. Upon the occurrence of a “Qualified Financing” the principal balance of the Convertible Note and accrued interest will automatically convert into shares of the class of equity securities of Juvenescence sold in the Qualified Financing, at the price per share at which Juvenescence shares are sold in the Qualified Financing; and if AgeX common stock is listed on a national securities exchange in the U.S., the number of shares of the class of equity securities issuable upon conversion may be increased depending on the market price of AgeX common stock. A Qualified Financing means an underwritten initial public offering of Juvenescence equity securities in which gross proceeds are not less than $50.0 million. The Convertible Note will not be transferable, except in connection with a change of control of BioTime. The closing of the Transaction shall be subject to BioTime and Juvenescence entering into a definitive stock purchase agreement, a shareholders agreement, and other associated documents, and shall be subject to customary closing conditions for a transaction of this type.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2018, we had a consolidated accumulated deficit of $283.6 million, working capital of $28.7 million and consolidated shareholders’ equity of $104.8 million. We have evaluated the projected cash flows for BioTime and our subsidiaries and we believe that our $29.2 million in cash, cash equivalents, and marketable equity securities and the combined value of $66.8 million in Asterias and OncoCyte shares, as of June 30, 2018, provide sufficient cash, cash equivalents, and liquidity to carry out our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included elsewhere in this Report.

Our projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, and projections of future costs, revenues, and rates of expenditure. For example, clinical trials being conducted for our OpRegen® program will be funded in part with funds from grants and not from cash on hand. If we were to lose our grant funding or we are unable to continue to provide working capital to the OpRegen® program, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, unless we are able to obtain adequate financing from another source that could be used for our clinical trials. We cannot assure that adequate future financing will be available on favorable terms, if at all, when needed. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of present shareholders.

As discussed in Note 14 to our condensed consolidated interim financial statements included elsewhere in this Report, on July 19, 2018, AgeX filed Amendment No. 1 to its Registration Statement on Form 10 with the SEC in connection with the planned distribution of shares of AgeX common stock owned by us to holders of our common shares, on a pro rata basis (the “AgeX Distribution”). If the AgeX Distribution is completed, AgeX will become a public company and will incur costs associated with audits and interim reviews of its consolidated financial statements, filing annual, quarterly, and other periodic reports with the SEC, holding annual shareholder meetings, and public relations and investor relations. These costs incurred by AgeX will be in addition to those incurred by BioTime for similar purposes. Furthermore, as discussed in Note 14 to our condensed consolidated interim financial statements, the AgeX Distribution will be a taxable event to us. The amount of income tax obligation, if any, that we may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies, including, but not limited to, the completion of the AgeX Distribution, the amount and availability of U.S. net operating losses generated by us to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date.

Cash flows used in operating activities

During the six months ended June 30, 2018, our total research and development expenses, including $0.8 million in nonrecurring acquired in-process research and development expenses, were $13.1 million and our general and administrative expenses were $11.2 million. Net loss attributable to BioTime for the six months ended June 30, 2018 amounted to $67.8 million. Net cash used in operating activities during the six months ended June 30, 2018 amounted to $17.7 million. The difference between the net loss attributable to us and net cash used in operating activities during the six months ended June 30, 2018 was primarily attributable to the following noncash items: $30.8 million unrealized loss on our equity method investment in OncoCyte at fair value, $19.6 million unrealized loss on our equity method investment in Asterias at fair value, stock-based compensation expense of $2.1 million, depreciation and amortization expense of $1.7 million, $0.8 million for acquired in-process research and development, a $3.2 million gain on the disposition of AgeX’s Ascendance common stock, and $1.0 million in unrealized gains combined from the decrease in fair value of the Cell Cure Warrants and increase in the fair market value of our marketable equity securities. Changes in working capital impacted our cash used in operations by $1.4 million as a net use of cash.

Cash flows provided by investing activities

During the six months ended June 30, 2018, we generated $3.2 million in cash proceeds from the disposition of AgeX’s Ascendance common stock, which was partially offset by a $0.8 million payment to Ascendance for the acquisition of in-process research and development assets, and $0.2 million used to purchase equipment and other fixed assets, resulting in $2.2 million of net cash from investing activities during the quarter.

Cash flows provided by financing activities

During the six months ended June 30, 2018, we generated $5.7 million in cash from financing activities. The primary components were $5.0 million in proceeds from the sale of common shares of AgeX, and $0.7 million in proceeds from the sale of AgeX warrants. These amounts were partially offset by $0.2 million in lease liability and capital lease obligation repayments, resulting in $5.5 million of net cash from financing activities during the quarter.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

Equity Method Accounting for Asterias and OncoCyte shares at fair value

We account for our Asterias and OncoCyte shares using the equity method of accounting fair value option. The value of those shares is subject to changes in the stock prices. Asterias and OncoCyte common stock trade on the NYSE American under the ticker symbols “AST” and “OCX”, respectively. As of June 30, 2018, the 52-week high/low closing stock price per share range for Asterias was $1.25 to $3.70, and for OncoCyte was $1.25 to $7.55.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our proposed operations, business prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. In addition to the risks described below and the risk factors found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, you should carefully consider all of the other information included in this Report and in that Annual Report, as well as our other publicly available filings with the SEC, including AgeX’s Registration Statement on Form 10, as amended.

We have incurred operating losses since inception and we do not know if we will attain profitability.

Our operating losses for the six months ended June 30, 2018 and for the fiscal years ended December 31, 2017 and 2016, were $21.2 million, $38.9 million and $59.0 million, respectively, and we had an accumulated deficit of $283.6 million as of June 30, 2018. We primarily finance our operations through the sale of equity securities, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.

We are attempting to develop new medical products and technology. None of our experimental products and technologies has received regulatory approval for commercialization. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $13.1 million during the six months ended June 30, 2018, and $24.0 million and $36.1 million during the fiscal years ended December 31, 2017 and 2016, respectively. If we are successful in developing a new technology or products, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with other companies. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on the sale of products rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Other programs slated for development including those we consolidate in a new subsidiary, AgeX, may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have.

At June 30, 2018, we had $29.2 million of cash, cash equivalents and marketable equity securities on hand, which includes $11.4 million of cash held by AgeX and its subsidiaries. Although BioTime and subsidiaries combined have raised a total of approximately $6.0 million of net proceeds through the sale of their equity securities and warrants, and $3.2 million in cash from the cash-out merger of Ascendance, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

If we or our subsidiaries issue additional common shares or preferred shares, investors in our common shares may experience dilution of their ownership interests.

We and our subsidiaries may issue additional common shares or other securities that are convertible into or exercisable for common shares in order to raise additional capital, or in connection with hiring or retaining employees or consultants, or in connection with future acquisitions of licenses to technology or rights to acquire products, or in connection with future business acquisitions or mergers, or for other business purposes. The future issuance of any such additional common shares or other securities may be dilutive to our current shareholders and may create downward pressure on the trading price of our common shares.

We are currently authorized to issue an aggregate of 252,000,000 shares of capital stock consisting of 250,000,000 common shares and 2,000,000 “blank check” preferred shares. As of June 30, 2018, there were 126,873,228 issued and outstanding common shares, 8,990,242 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; 535,000 common shares reserved for issuance upon the lapse of restricted stock units (RSUs) under our Equity Incentive Plan; and 8,795,358 shares reserved for issuance upon the exercise of common share purchase warrants.

The operation of some of our subsidiaries has been financed in part through the sale of capital stock and warrants in those subsidiaries to private investors. Sales of additional subsidiary shares could reduce our ownership interest in the subsidiaries, and correspondingly dilute our shareholder’s ownership interests in our consolidated enterprise. Our subsidiaries also have their own stock option plans and the exercise of subsidiary stock options or the sale of restricted stock under those plans would also reduce our ownership interest in the subsidiaries, with a resulting dilutive effect on the ownership interest of our shareholders in our consolidated enterprise.

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

We could incur income tax payment obligations if we complete the AgeX Distribution as planned.

The AgeX Distribution, if completed, will be a taxable event to BioTime. The amount of income tax obligation, if any, that we may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies, including, but not limited to, the completion of the AgeX Distribution, the amount and availability of U.S. net operating losses generated by us to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date. If the amount of net operating losses available to us is not sufficient to fully offset any taxable gain from the AgeX Distribution, we will be obligated to pay income tax on the gain in excess of available net operating losses. Any tax payments will reduce the amount of cash we have available for use to finance our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Numbers	Description

3.1	Restated Articles of Incorporation, as amended (1)

3.2	By-Laws, as amended (2)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2018.

(2)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2017.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: August 2, 2018	/s/ Michael D. West
Michael D. West, Ph.D.
Co-Chief Executive Officer

Date: August 2, 2018	/s/ Aditya Mohanty
Aditya Mohanty
Co-Chief Executive Officer
Date: August 2, 2018	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer

