Form 10-Q
period 2018-09-30
BIOTIME INC
filed 2018-11-08
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,964,037 common shares, no par value, as of November 7, 2018.

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

BioTime’s sale of significant ownership interest in, and deconsolidation of, AgeX Therapeutics, Inc. effective August 30, 2018

On August 30, 2018, BioTime, Inc. (“BioTime”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Juvenescence Limited (“Juvenescence”) and AgeX Therapeutics, Inc. (“AgeX”), BioTime’s subsidiary, pursuant to which BioTime sold 14,400,000 shares of its shares of AgeX common stock to Juvenescence for $3.00 per share (the “Juvenescence Transaction”). Prior to the Juvenescence Transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the Juvenescence Transaction, BioTime’s ownership in AgeX decreased from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock.

As a result of the consummation of the Juvenescence Transaction on August 30, 2018, AgeX is no longer a subsidiary of BioTime. Effective August 30, 2018, BioTime deconsolidated AgeX’s consolidated financial statements and consolidated results of operations from those of BioTime under applicable generally accepted accounting principles due to the decrease in BioTime’s percentage ownership in AgeX below 50% as a result of the Juvenescence Transaction. Prior to that date, AgeX was a majority-owned and consolidated subsidiary of BioTime. Since August 30, 2018, BioTime has accounted for AgeX using the equity method of accounting, electing the fair value option, recording the retained interest in AgeX at fair value on the Juvenescence Transaction date with all subsequent changes in fair value included in BioTime’s unaudited condensed consolidated statements of operations in other income and expenses, net. As of, and for each reporting period after August 30, 2018, the fair value of BioTime’s interest in AgeX is determined by the number of shares of AgeX held by BioTime and the fair value of the per share of common stock of AgeX.

BioTime’s consolidated balance sheet at December 31, 2017, as reported, includes AgeX’s consolidated assets and liabilities, after intercompany eliminations. However, AgeX’s consolidated assets and liabilities are not included in BioTime’s unaudited condensed consolidated balance sheet at September 30, 2018, due to the deconsolidation of AgeX on August 30, 2018.

BioTime’s unaudited consolidated statements of operations for the three and nine months ended September 30, 2018 include AgeX’s consolidated results for the period through August 29, 2018, the day immediately preceding the deconsolidation. For the three and nine months ended September 30, 2017, BioTime’s unaudited consolidated results include AgeX’s consolidated results for the full periods presented.

The deconsolidation of AgeX is sometimes referred to as the “AgeX Deconsolidation” in this Report.

For further discussion, see Notes to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

As discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements, BioTime also deconsolidated OncoCyte Corporation’s (“OncoCyte”) financial statements and results of operations effective February 17, 2017.

The deconsolidation of OncoCyte is sometimes referred to as the “OncoCyte Deconsolidation” in this Report.

Item 1.	Financial Statements

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2018 (Unaudited) (Notes 1 and 4)	December 31, 2017 (Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,467	$36,838
Marketable equity securities	1,972	1,337
Trade accounts and grants receivable, net	721	780
Receivables from affiliates, net (Note 11)	2,185	2,266
Receivable from Juvenescence (Note 3)	10,800	-
Prepaid expenses and other current assets	1,761	1,402
Total current assets	36,906	42,623

NONCURRENT ASSETS
Property, plant and equipment, net	5,117	5,533
Deposits and other long-term assets	518	1,018
Promissory note from Juvenescence (Note 3)	21,730	-
Equity method investment in AgeX, at fair value (Note 5)	43,248	-
Equity method investment in OncoCyte, at fair value (Note 6)	36,686	68,235
Equity method investment in Asterias, at fair value (Note 7)	28,272	48,932
Intangible assets, net	3,600	6,900
TOTAL ASSETS	$176,077	$173,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,082	$5,718
Capital lease and lease liabilities, current portion	231	212
Promissory notes, current portion	70	152
Deferred license and subscription revenues	77	488
Deferred grant revenue	43	309
Total current liabilities	4,503	6,879

LONG-TERM LIABILITIES
Deferred rent liabilities, net of current portion	238	105
Lease liability, net of current portion	1,221	1,019
Capital lease, net of current portion	110	132
Promissory notes, net of current portion	-	18
Liability classified warrants and other long-term liabilities	447	825
TOTAL LIABILITIES	6,519	8,978

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common shares, no par value, 250,000 shares authorized; 126,884 shares issued and outstanding as of September 30, 2018 and 126,866 shares issued and outstanding as of December 31, 2017	386,858	378,487
Accumulated other comprehensive income	1,174	451
Accumulated deficit	(216,905)	(216,297)
BioTime, Inc. shareholders’ equity	171,127	162,641
Noncontrolling interest (deficit)	(1,569)	1,622
Total shareholders’ equity	169,558	164,263
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,077	$173,241

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Grant revenue	$718	$1,225	$2,985	$1,236
Royalties from product sales and license fees	85	86	312	277
Subscription and advertisement revenues	119	376	691	940
Sale of research products and services	60	1	242	6
Total revenues	982	1,688	4,230	2,459

Cost of sales	(35)	(52)	(250)	(114)

Gross profit	947	1,636	3,980	2,345

OPERATING EXPENSES:
Research and development	(4,882)	(6,562)	(17,175)	(19,327)
Acquired in-process research and development	-	-	(800)	-
General and administrative	(6,422)	(4,587)	(17,585)	(14,111)
Total operating expenses	(11,304)	(11,149)	(35,560)	(33,438)
Gain on sale of assets	-	-	-	1,754
Loss from operations	(10,357)	(9,513)	(31,580)	(29,339)
OTHER INCOME/(EXPENSES):
Interest income (expense), net	174	(10)	278	(729)
Gain on sale of equity method investment in Ascendance	-	-	3,215	-
Gain on sale of AgeX shares and deconsolidation of AgeX	78,511	-	78,511	-
Gain on deconsolidation of OncoCyte	-	-	-	71,697
Gain (loss) on equity method investment in OncoCyte at fair value	(734)	34,485	(31,550)	39,620
Loss on equity method investment in Asterias at fair value	(1,087)	(3,262)	(20,660)	(26,097)
Unrealized gain on marketable equity securities	23	-	635	-
Loss on extinguishment of related party convertible debt	-	(2,799)	-	(2,799)
Other income (expenses), net	14	(143)	(649)	1,202
Total other income, net	76,901	28,271	29,780	82,894
INCOME (LOSS) BEFORE INCOME TAXES	66,544	18,758	(1,800)	53,555

Deferred income tax expense	-	(4,772)	-	(4,772)

NET INCOME (LOSS)	66,544	13,986	(1,800)	48,783

Net loss attributable to noncontrolling interest	181	335	762	3,175

NET INCOME (LOSS) ATTRIBUTABLE TO BIOTIME, INC.	$66,725	$14,321	$(1,038)	$51,958

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.53	$0.12	$(0.01)	$0.47
DILUTED	$0.53	$0.12	$(0.01)	$0.47

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	126,878	115,288	126,872	110,989
DILUTED	126,973	115,298	126,872	111,124

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$66,544	$13,986	$(1,800)	$48,783
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	92	(349)	1,051	56
Available-for-sale investments:
Unrealized gain on available-for-sale securities, net of taxes	-	219	-	822
COMPREHENSIVE INCOME (LOSS)	66,636	13,856	(749)	49,661
Less: Comprehensive loss attributable to noncontrolling interest	181	335	762	3,175
COMPREHENSIVE INCOME ATTRIBUTABLE TO BIOTIME, INC. COMMON SHAREHOLDERS	$66,817	$14,191	$13	$52,836

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to BioTime, Inc.	$(1,038)	$51,958
Net loss allocable to noncontrolling interest	(762)	(3,175)
Adjustments to reconcile net income (loss) attributable to BioTime, Inc. to net cash used in operating activities:
Gain on sale of AgeX shares and deconsolidation of AgeX	(78,511)	-
Gain on deconsolidation of OncoCyte	-	(71,697)
Gain on sale of equity method investment in Ascendance	(3,215)	-
Acquired in-process research and development	800	-
Unrealized (gain) loss on equity method investment in OncoCyte at fair value	31,550	(39,620)
Unrealized loss on equity method investment in Asterias at fair value	20,660	26,097
Deferred income tax expense	-	4,772
Unrealized gain on marketable equity securities	(635)	-
Depreciation expense, including amortization of leasehold improvements	814	670
Amortization of intangible assets	1,715	1,766
Amortization of deferred license fees	-	(166)
Stock-based compensation	3,397	2,903
Amortization of discount on related party convertible debt	-	640
Foreign currency remeasurement and other (gain) loss	788	(980)
Gain on sale of assets	-	(1,754)
Loss on extinguishment of related party convertible debt	-	2,799
Changes in operating assets and liabilities:
Accounts and grants receivable, net	107	(905)
Receivables from affiliates, net of payables	486	760
Prepaid expenses and other current assets	(708)	93
Accounts payable and accrued liabilities	(314)	1,276
Deferred revenue and other liabilities	(204)	(279)
Net cash used in operating activities	(25,070)	(24,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of cash and cash equivalents of AgeX	(9,704)	-
Deconsolidation of cash and cash equivalents of OncoCyte	-	(8,898)
Proceeds from the sale of AgeX common stock to Juvenescence	10,800	-
Proceeds from the sale of equity method investment in Ascendance	3,215	-
Purchase of in-process research and development	(1,872)	-
Purchase of equipment and other assets	(399)	(930)
Proceeds from sales of assets and other	(8)	186
Net cash provided by (used in) investing activities	2,032	(9,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	20,125
Fees paid on sale of common shares	-	(1,623)
Proceeds from exercises of stock options	-	29
Common shares received and retired for employee taxes paid	(26)	(38)
Proceeds from sale of common shares of subsidiary	5,000	9,968
Proceeds from sale of subsidiary warrants	1,000	-
Repayment of lease liability and capital lease obligation	(155)	(31)
Reimbursement from landlord on construction in progress	-	198
Proceeds from issuance of related party convertible debt	-	384
Repayment of principal portion of promissory notes	(101)	-
Payment to repurchase subsidiary shares	(38)	-
Net cash provided by financing activities	5,680	29,012

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(40)	46

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,398)	(5,426)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	37,685	22,935
At end of the period	$20,287	$17,509

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

As discussed in Note 3, on August 30, 2018, BioTime entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Juvenescence Limited (“Juvenescence”) and AgeX pursuant to which BioTime sold 14,400,000 shares of its shares of AgeX common stock to Juvenescence for $3.00 per share (the “Juvenescence Transaction”). Prior to the Juvenescence Transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the Juvenescence Transaction, BioTime’s ownership in AgeX decreased from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. As a result of the Juvenescence Transaction, as of August 30, 2018, BioTime owned less than 50% of AgeX’s outstanding common stock and experienced a loss of control of AgeX in accordance with accounting principles generally accepted in the United States (“GAAP”). Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s Board of Directors. BioTime determined that all of these loss of control factors were present with respect to AgeX on August 30, 2018. Accordingly, BioTime has deconsolidated AgeX’s consolidated financial statements and consolidated results of operations from BioTime, effective August 30, 2018 (the “AgeX Deconsolidation”), in accordance with Accounting Standards Codification, or ASC 810-10-40-4(c), Consolidation. Since August 30, 2018, BioTime has accounted for the AgeX common stock it holds using the equity method of accounting at fair value (see Note 5).

As discussed in Note 16, on November 5, 2018, AgeX filed Amendment No. 4 to its Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) in connection with BioTime’s planned distribution of shares of AgeX common stock owned by BioTime to holders of BioTime common shares, on a pro rata basis (the “AgeX Distribution”). If the AgeX Distribution is completed, BioTime shareholders of record on November 16, 2018 will receive one share of AgeX common stock for every 10 BioTime common shares they own on November 28, 2018, the expected “Distribution Date”.

BioTime also has significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. (“Asterias”) and OncoCyte Corporation (“OncoCyte”), which BioTime founded and, until recently, were majority-owned and consolidated subsidiaries. Asterias (NYSE American: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of very high unmet medical needs in the fields of neurology (spinal cord injury) and oncology (Acute Myeloid Leukemia and lung cancer). OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer utilizing novel liquid biopsy technology. See Note 16 for the definitive merger agreement entered into by BioTime and Asterias on November 7, 2018, for BioTime to acquire the remaining ownership interest in Asterias (see Note 7).

Beginning on February 17, 2017, BioTime deconsolidated OncoCyte’s financial statements and results of operations from BioTime (the “OncoCyte Deconsolidation”) (see Notes 4 and 6).

Beginning on May 13, 2016, BioTime deconsolidated Asterias’ financial statements and results of operations from BioTime (the “Asterias Deconsolidation”) (see Notes 7 and 16).

2.	Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BioTime’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, the audited annual consolidated financial statements of AgeX for the year ended December 31, 2017 and the AgeX unaudited condensed consolidated interim financial statements as of, and for the nine months ended September 30, 2018 included in Amendment No. 4 to AgeX’s Registration Statement on Form 10 filed on November 5, 2018 with the SEC (see Note 16).

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

Principles of consolidation – BioTime’s condensed consolidated interim financial statements present the operating results of all of its wholly-owned and majority-owned subsidiaries that it consolidates as required under GAAP. All material intercompany accounts and transactions have been eliminated in consolidation. BioTime consolidated Cell Cure Neurosciences, Ltd (“Cell Cure”), OrthoCyte Corporation (“OrthoCyte”), ES Cell International, Pte Ltd (“ESI”) and BioTime Asia, Limited (“BioTime Asia”), as BioTime has the ability to control their operating and financial decisions and policies through its stock ownership or representation on the board of directors, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on BioTime’s condensed consolidated balance sheets.

BioTime’s consolidated balance sheet at December 31, 2017, as reported, includes AgeX’s consolidated assets and liabilities, after intercompany eliminations. However, AgeX’s consolidated assets and liabilities are not included in BioTime’s unaudited condensed consolidated balance sheet at September 30, 2018, due to the deconsolidation of AgeX on August 30, 2018. AgeX’s consolidated financial statements and consolidated results of operations include its majority owned and consolidated subsidiaries, including ReCyte Therapeutics, Inc. (“ReCyte”), LifeMap Sciences, Inc. (“LifeMap Sciences”) and LifeMap Sciences, Ltd.

BioTime’s unaudited consolidated statements of operations for the three and nine months ended September 30, 2018 include AgeX’s consolidated results for the period through August 29, 2018, the day immediately preceding the AgeX Deconsolidation. For the three and nine months ended September 30, 2017, BioTime’s unaudited consolidated results include AgeX’s consolidated results for the full periods presented. As a result of the AgeX Deconsolidation, beginning on August 30, 2018 (a) AgeX’s consolidated financial statements and consolidated results are no longer a part of BioTime’s condensed consolidated interim financial statements and results, and (b) the fair value of AgeX common stock held by BioTime is now reflected on BioTime’s condensed consolidated balance sheet and the changes in the fair value of those shares during the applicable accounting period are reflected as gains or losses in BioTime’s condensed consolidated statements of operations. Since AgeX’s common stock is not publicly traded, fair value is estimated (see Note 5).

Beginning on February 17, 2017 and May 13, 2016, respectively, OncoCyte and Asterias financial statements and results are no longer a part of BioTime’s condensed consolidated interim financial statements and results. The market value of OncoCyte and Asterias common stock held by BioTime is now reflected on BioTime’s condensed consolidated balance sheet and the changes in the market value of those shares during the applicable accounting period are reflected as gains or losses in BioTime’s condensed consolidated statements of operations, allowing BioTime shareholders to evaluate the value of the respective OncoCyte and Asterias’ portion of BioTime’s business.

OncoCyte’s results are not included in BioTime’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018, and the three months ended September 30, 2017. BioTime’s condensed consolidated statements of operations for the nine months ended September 30, 2017 include OncoCyte’s results for the period from January 1, 2017 through February 16, 2017, the day immediately preceding the OncoCyte Deconsolidation.

Liquidity – Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, sale of common stock of a former subsidiary, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2018, BioTime had an accumulated deficit of $216.9 million, working capital of $32.4 million and shareholders’ equity of $169.6 million. BioTime has evaluated its projected cash flows and believes that its $32.2 million of cash, cash equivalents, receivable from Juvenescence (Notes 3 and 16) and marketable equity securities at September 30, 2018, provide sufficient cash, cash equivalents and liquidity to carry out BioTime’s current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included in this Report. BioTime also holds shares of Asterias and OncoCyte common stock with a combined market value of $65.0 million at September 30, 2018. Although BioTime has no present plans to liquidate its holdings of Asterias or OncoCyte shares, if BioTime needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, BioTime may sell some, or all, of its Asterias or OncoCyte shares, as necessary.

If the AgeX Distribution is completed, AgeX will become a public company and BioTime will continue to hold a minor interest in AgeX common stock that may be a source of additional liquidity to BioTime as a marketable equity security. The AgeX Distribution is subject to numerous conditions, including the SEC declaring AgeX’s Registration Statement on Form 10 effective. There can be no assurance that the AgeX Distribution will be completed (see Note 16).

If the Juvenescence Promissory Note discussed in Note 3 is converted to Juvenescence common stock prior to its maturity date, the Juvenescence common stock may be a marketable security that BioTime may use to supplement its liquidity, as needed. If the Promissory Note is not converted, it is payable in cash, plus accrued interest, at maturity (see Note 3). There can be no assurance that the Promissory Note will be converted prior to maturity.

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

As discussed on Note 16, on November 7, 2018, BioTime entered into a definitive merger agreement with Asterias to acquire the remaining ownership interest in Asterias (see Note 7). The acquisition is expected to close in the first quarter of 2019, subject to approval by the shareholders of each of BioTime and Asterias and the satisfaction of other customary closing conditions. As of September 30, 2018, BioTime owns approximately 39% of the issued and outstanding shares of Asterias common stock.

If the merger is completed, Asterias will cease to exist as a public company and this marketable security will not be a source of possible liquidity to BioTime, BioTime will consolidate Asterias’ operations and results with its operations and consolidated results beginning on the consummation of the merger. If the merger is completed, BioTime expects to incur significant costs in connection with consummating the merger and integrating the operations of Asterias. BioTime may incur additional costs to maintain employee morale and to retain key employees. BioTime will also incur significant fees and expenses relating to legal, accounting and other transaction fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed. Moreover, under specified circumstances, the merger agreement requires either party to pay the other a termination fee of $2.0 million if the merger is not consummated or, under specified circumstances, an expense reimbursement of $1.5 million which will be credited against the termination fee. The unavailability or inadequacy of financing to meet future capital needs could force BioTime to further modify, curtail, delay, or suspend some or all aspects of planned operations.

BioTime cannot assure that adequate future financing will be available on favorable terms, if at all, when needed. Sales of additional equity securities by BioTime or its subsidiaries could result in the dilution of the interests of present shareholders.

As discussed in Note 14, the planned AgeX Distribution will be a taxable event to BioTime. The amount of income tax obligation, if any, that BioTime may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies including, but not limited to, the completion of the AgeX Distribution, the amount and availability of U.S. net operating losses generated by BioTime to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date.

Equity method accounting for AgeX, OncoCyte and Asterias, at fair value – BioTime uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with GAAP, over the operating and financial policies of a company. For equity method assets which BioTime has elected to measure at fair value, unrealized gains and losses are reported in the condensed consolidated statements of operations in other income and expenses, net.

As further discussed in Notes 5, 6 and 7, BioTime has elected to account for its AgeX, OncoCyte and Asterias shares at fair value using the equity method of accounting because beginning on August 30, 2018, February 17, 2017 and May 13, 2016, the respective dates on which BioTime deconsolidated AgeX, OncoCyte and Asterias (see Note 16), BioTime has not had control of AgeX, OncoCyte and Asterias, as defined by GAAP, but continues to exercise significant influence over those companies. Under the fair value method, BioTime’s value in shares of common stock it holds in OncoCyte and Asterias is marked to market at each balance sheet date using the closing prices of OncoCyte and Asterias common stock on the NYSE American multiplied by the number of shares of OncoCyte and Asterias held by BioTime, with changes in the fair value of the OncoCyte and Asterias shares included in other income and expenses, net, in the condensed consolidated statements of operations. The OncoCyte and Asterias shares are considered level 1 assets as defined by ASC 820, Fair Value Measurements and Disclosures.

BioTime accounts for the AgeX shares it continues to hold in a manner similar to the accounting for Asterias and OncoCyte shares held, except the fair value of the AgeX shares is estimated by BioTime at each reporting period because AgeX common stock is not publicly traded. Accordingly, the AgeX shares are considered level 2 assets as defined by ASC 820 (see Note 5 for a discussion of factors used to determine the fair value of AgeX common stock beginning on August 30, 2018, the date of the AgeX Deconsolidation).

Marketable equity securities – BioTime accounts for the shares it holds in foreign equity securities as marketable equity in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below, as the shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) (under trading symbol “HDST”) where share prices are denominated in New Israeli Shekels (NIS). These securities are held principally to meet future working capital needs. The securities are measured at fair value and reported as current assets on the condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented. Beginning on January 1, 2018, with the adoption of ASU 2016-01 discussed below, these securities are now called “marketable equity securities” and unrealized holding gains and losses on these securities, including changes in foreign currency exchange rates, are reported in the condensed consolidated statements of operations in other income and expenses, net. Prior to January 1, 2018 and the adoption of ASU 2016-01, these securities were called “available-for-sale securities” and unrealized holding gains and losses, including changes in foreign currency exchange rates, were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the consolidated balance sheet. Realized gains and losses, and declines in value judged to be other-than-temporary related to marketable equity securities, are included in other income and expenses, net, in the condensed consolidated statements of operations.

On January 1, 2018, in accordance with the adoption of ASU 2016-01, BioTime recorded a cumulative-effect adjustment for these available-for-sale-securities to reclassify the unrealized gain of $328,000 included in consolidated accumulated other comprehensive income to the consolidated accumulated deficit balance. For the three and nine months ended September 30, 2018, BioTime recorded an unrealized gain of $23,000 and $635,000, respectively, included in other income and expenses, net, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to September 30, 2018.

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

The primary components of the weighted average number of potentially dilutive common shares used to compute diluted net income per common share for the three months ended September 30, 2018 were approximately 95,000 outstanding stock options and restricted stock units. For the nine months ended September 30, 2018, there were no potentially dilutive common share equivalents due to the net loss reported for the period presented.

The primary components of the weighted average number of potentially dilutive common shares used to compute diluted net income per common share for the three months ended September 30, 2017 were approximately 10,000 outstanding stock options and restricted stock units. The primary components of weighted average shares of potentially dilutive common shares used to compute diluted net income per common share for the nine months ended September 30, 2017 were 109,000 shares of treasury stock and 26,000 restricted stock units and outstanding stock options (see Note 13).

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2018	2017	2018	2017
Stock options	9,742	7,915	9,301	7,871
Warrants(1)	8,795	9,395	9,138	9,395
Restricted stock units	83	-	286	-

(1)The warrants expired on October 1, 2018 (see Note 16).

Recently adopted accounting pronouncements

Adoption of ASU 2016-18, Statement of Cash Flows (Topic 230). On January 1, 2018, BioTime adopted Financial Accounting Standards Board (“FASB”) ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash, and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The adoption of ASU 2016-18 did not have a material effect on BioTime’s condensed consolidated financial statements. However, prior period restricted cash balances included in prepaid expenses and other current assets, and in deposits and other long-term assets, on the condensed consolidated balance sheets was added to the beginning-of-period and end-of-period total consolidated cash and cash equivalents in the condensed consolidated statements of cash flows to conform to the current presentation shown below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein and effected by the adoption of ASU 2016-18 (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017	September 30, 2017 (unaudited)	December 31, 2016
Cash and cash equivalents	$19,467	$36,838	$16,662	$22,088
Restricted cash included in prepaid expenses and other current assets (see Note 15)	424	-	-	-
Restricted cash included in deposits and other long-term assets (see Note 15)	396	847	847	847
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$20,287	$37,685	$17,509	$22,935

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

The following table presents BioTime’s unaudited consolidated revenues disaggregated by source (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017 (1)
REVENUES:
Grant revenue	$718	$1,225	$2,985	$1,236
Royalties from product sales and license fees	85	86	312	277
Subscription and advertisement revenues(2)	119	376	691	940
Sale of research products and services	60	1	242	6
Total revenues	$982	1,688	4,230	2,459

(1)Amounts recognized prior to adoption of Topic 606 have not been adjusted under the Topic 606 modified retrospective transition method.

(2)These revenues were generated by LifeMap Sciences, which is now a subsidiary of AgeX. As a result of the AgeX Deconsolidation BioTime does not expect to recognize subscription and advertisement revenues during subsequent accounting periods.

The following table presents unaudited consolidated revenues, disaggregated by geography, based on the billing addresses of customers, or in the case of grant revenues based on where the governmental entities that fund the grant are located. Amounts shown are in unaudited and in thousands. See further discussion under Grant Revenues below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017(1)
REVENUES:
United States	$403	$209	$1,541	$569
Foreign(2)	579	1,479	2,689	1,890
Total revenues	$982	$1,688	$4,230	$2,459

(1)Amounts recognized prior to adoption of Topic 606 have not been adjusted under the Topic 606 modified retrospective transition method.

(2)Foreign revenues are primarily generated from grants in Israel.

Research and development contracts with customers. In its agreements with customers, BioTime’s performance obligations of research and development are completed as services are performed and control passes to the customer, and accordingly revenues are recognized over time. BioTime generally receives a fee at the inception of an agreement, with variable fees, if any, tied to certain milestones, if achieved. BioTime estimates this variable consideration using a single most likely amount. Based on historical experience, there has been no variable consideration related to milestones included in the transaction price due to the significant uncertainty of achieving contract milestones and milestones not being met. If a milestone is met, subsequent changes in the single most likely amount may produce a different variable consideration, and BioTime will allocate any subsequent changes in the transaction price on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation will be recognized as revenue in the period in which the transaction price changes with respect to variable consideration, which could result in a reduction of revenue. Contracts of this kind are typically for a term greater than one year. For each of the three and nine months ended September 30, 2018 and 2017, BioTime recognized $77,000 and $231,000 for such services included in the consolidated royalties from product sales and license fees, respectively. The aggregate amount of the transaction price, excluding payments related to any milestones, allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2018 was $77,000, included in deferred revenues in the consolidated balance sheets. BioTime expects to recognize revenue of $77,000 through the year ending December 31, 2018. As of September 30, 2018, BioTime had not met any milestones that would require adjustment of the transaction price.

Royalties from product sales and license fees. BioTime’s performance obligations in agreements with certain customers is to provide a license to allow customers to make, import and sell company licensed products or methods for pre-clinical studies and commercial use. Customers pay a combination of a license issue fee paid up front and a sales-based royalty, if any, in some cases with yearly minimums. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by BioTime is a functional license with significant standalone functionality and provides customers with the right to use BioTime’s intellectual property. This allows BioTime to recognize revenue on the license issue fee at a point in time at the beginning of the contract, which is when the customer begins to have use of the license. Variable consideration related to sales-based royalties is recognized only when (or as) the later of the following events occurs: (a) a sale or usage occurs, or (b) the performance obligation to which some, or all, of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied. Due to the contract termination clauses, BioTime does not expect to receive all of the minimum royalty payments throughout the term of the agreements. Therefore, BioTime fully constrains recognition of the minimum royalty payments as revenues until its customers are obligated to pay, which is generally within 60 days prior to beginning of each year the minimum royalty payments are due. For the three and nine months ended September 30, 2018 and 2017, royalty revenues were immaterial.

Sale of research products and services. Revenues from the sale of research products and services shown in the table above are primarily derived from the sale of hydrogels and stem cell products for research use and are recognized when earned. Revenues from the sale of hydrogels and stem cell products were immaterial for all periods presented.

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

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date reported. No revenues from subscription and advertisement products have been recorded since August 29, 2018 because of the AgeX Deconsolidation. The LifeMap Sciences revenues shown for the three and nine months ended September 30, 2018 are for revenues earned through August 29, 2018, the date immediately preceding the AgeX Deconsolidation. As a result of the AgeX Deconsolidation, BioTime does not expect to earn subscription and advertising revenues in subsequent accounting periods.

For the three months ended September 30, 2018 and 2017, LifeMap Sciences recognized $119,000 and $376,000 in subscription and advertisement revenues. For the nine months ended September 30, 2018 and 2017, LifeMap Sciences recognized $691,000 and $940,000 in subscription and advertisement revenues. As of September 30, 2018, there were no deferred revenues related to LifeMap Sciences included in the condensed consolidated balance sheets due to the AgeX Deconsolidation on August 30, 2018.

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

Grant revenues. In applying the provisions of Topic 606, BioTime has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. BioTime has, and will continue to, account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If BioTime or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then BioTime is required to estimate and recognize that liability. Alternatively, if BioTime or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred (see Note 15).

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported. As of September 30, 2018, deferred grant revenue was immaterial.

Arrangements with multiple performance obligations. BioTime’s contracts with customers may include multiple performance obligations. For such arrangements, BioTime allocates revenue to each performance obligation based on its relative standalone selling price. BioTime generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of, and for the nine months ended, September 30, 2018, BioTime did not have significant arrangements with multiple performance obligations.

Adoption of ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model under ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The more significant amendments are to equity investments in unconsolidated entities. In accordance with ASU No. 2016-01, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. As further discussed above under the marketable equity securities policy, BioTime adopted ASU 2016-01 on January 1, 2018.

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

3.	Sale of significant ownership interest in AgeX to Juvenescence Limited

On August 30, 2018, BioTime entered into a Stock Purchase Agreement with Juvenescence Limited and AgeX Therapeutics, Inc., pursuant to which BioTime sold 14.4 million shares of the common stock of AgeX to Juvenescence for $3.00 per share.

The Purchase Agreement provides for a total purchase price for the AgeX Shares of $43.2 million (the “Purchase Price”), of which $10.8 million was paid upon the closing of the Juvenescence Transaction and $10.8 million was paid on November 2, 2018 (see Note 16), with the remaining $21.6 million to be paid under the terms of an unsecured convertible promissory note (the “Promissory Note”). Juvenescence’s obligation to pay the second installment of $10.8 million is secured by a pledge of 3.6 million AgeX Shares (see Note 16).

The Promissory Note, dated August 30, 2018, bears interest at 7% per annum, with principal and accrued interest payable at maturity two years after the closing of the Juvenescence Transaction. The Promissory Note cannot be prepaid by Juvenescence prior to maturity or conversion. On the maturity date, if a “Qualified Financing” (as defined below) has not occurred, BioTime shall have the right, but not the obligation, to convert the principal balance of the Promissory Note and accrued interest then due into a number of Series A Preferred Shares of Juvenescence at a conversion price of $15.60 per share. Upon the occurrence of a “Qualified Financing” on or before the maturity date, the principal balance of the Promissory Note and accrued interest on the Promissory Note will automatically convert into a number of shares of the class of equity securities of Juvenescence sold in the Qualified Financing, at the price per share at which the Juvenescence securities are sold in the Qualified Financing; and, if AgeX common stock is listed on a national securities exchange in the U.S., the number of shares of the class of equity securities issuable upon conversion may be increased depending on the market price of AgeX common stock. A Qualified Financing means an underwritten initial public offering of Juvenescence equity securities in which gross proceeds are not less than $50.0 million. The Promissory Note is not transferable, except in connection with a change of control of BioTime. The Purchase Agreement contains customary representations, warranties and indemnities from BioTime relating to the business of AgeX, including an indemnity cap of $4.3 million, which is subject to certain exceptions.

BioTime has accounted for the Promissory Note as a financing receivable under ASC 310-10, Receivables, since it both represents a contractual right to receive cash on a fixed date (at maturity on August 30, 2020) and is recognized as an asset on BioTime’s consolidated balance sheet as part of the consideration received for the sale of the AgeX shares to Juvenescence. Under ASC 310-10, the Promissory Note is issued at fair value on the Juvenescence Transaction date and subsequently carried at amortized cost with accrued interest, subject to impairment testing under ASC 310.

For the three and nine months ended September 30, 2018, BioTime recognized $0.1 million in interest income on the Promissory Note. As of September 30, 2018, the Promissory Note principal and accrued interest balance was $21.7 million.

Shareholder Agreement

As provided in the Purchase Agreement, BioTime and Juvenescence entered into a Shareholder Agreement, dated August 30, 2018, setting forth the governance, approval and voting rights of the parties with respect to their holdings of AgeX common stock, including rights of representation on the AgeX Board of Directors, approval rights, preemptive rights, rights of first refusal and co-sale and drag-along and tag-along rights for so long as either BioTime or Juvenescence continue to own at least 15% of the outstanding shares of AgeX common stock. Pursuant to the Shareholder Agreement, Juvenescence and BioTime have the right to designate two persons each to be appointed to the six member AgeX Board of Directors, with the remaining two individuals to be independent of Juvenescence and BioTime. The number of authorized directors of AgeX has been increased to accommodate those appointments. Additionally, following Juvenescence’s payment of the second cash installment on November 2, 2018, Juvenescence has the right to designate an additional member of the AgeX Board of Directors. The size of the AgeX Board of Directors will be correspondingly increased.

In connection with the Juvenescence Transaction, the termination provision of the Shared Facilities Agreement (see Note 11) entitling AgeX or BioTime to terminate the agreement upon six months advance written notice was amended. Pursuant to the amendment, following the deconsolidation of AgeX from BioTime’s consolidated financial statements on August 30, 2018 (see Notes 4 and 11), each party retains the right to terminate the Shared Facilities Agreement at any time by giving the other party six months advance written notice, but BioTime may not do so prior to September 1, 2020.

Following the Juvenescence Transaction, BioTime continues to own 14.4 million shares of AgeX common stock (see Note 5) and Juvenescence owns 16.4 million shares of AgeX common stock, which includes 2.0 million shares of AgeX common stock previously purchased from AgeX in a private placement on June 7, 2018.

4.	Deconsolidation of AgeX and OncoCyte

Deconsolidation of AgeX

On August 30, 2018, BioTime consummated the sale of AgeX Shares to Juvenescence (see Note 3). Prior to the Juvenescence Transaction, Juvenescence owned 5.6% of AgeX’s issued and outstanding common stock. Upon completion of the Juvenescence Transaction, BioTime’s ownership in AgeX decreased from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock.

As a result of the consummation of the Juvenescence Transaction on August 30, 2018, AgeX is no longer a subsidiary of BioTime and, as of that date, BioTime experienced a “loss of control” of AgeX, as defined by GAAP. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of a subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having, or being able to obtain, the power to elect a majority of the subsidiary’s Board of Directors based solely on contractual rights or ownership of shares representing a majority of the voting power of the subsidiary’s voting securities. All of these loss-of-control factors were present with respect to BioTime’s ownership interest in AgeX as of August 30, 2018. Accordingly, BioTime has deconsolidated AgeX’s consolidated financial statements and consolidated results from BioTime’s unaudited condensed consolidated financial statements and consolidated results effective on August 30, 2018, in accordance with Accounting Standards Codification, or ASC, 810-10-40-4(c), Consolidation. AgeX is currently an affiliate of BioTime.

In connection with the Juvenescence Transaction discussed in Note 3 and the AgeX Deconsolidation on August 30, 2018, in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $78.5 million, which includes a financial reporting gain on the sale of the AgeX shares of $39.2 million (see Note 14), during the three and nine months ended September 30, 2018, included in other income and expenses, net, in the condensed consolidated statements of operations. See Note 5 for BioTime’s accounting of retained noncontrolling ownership interest in AgeX.

Deconsolidation of OncoCyte

On February 17, 2017, OncoCyte issued 625,000 shares of OncoCyte common stock to certain investors who exercised OncoCyte stock purchase warrants. As a result of this exercise and the issuance of the shares of OncoCyte common stock, beginning on February 17, 2017, BioTime owned less than 50% of the OncoCyte outstanding common stock and experienced a loss of control of the OncoCyte subsidiary under GAAP. Accordingly, BioTime has deconsolidated OncoCyte’s financial statements and results of operations from BioTime, effective February 17, 2017, in accordance with ASC, 810-10-40-4(c), referred to as the “OncoCyte Deconsolidation.”

Beginning on February 17, 2017, BioTime is accounting for its retained noncontrolling investment in OncoCyte under the equity method of accounting and has elected the fair value option under ASC 825-10 (see Note 6). In connection with the OncoCyte Deconsolidation and in accordance with ASC 810-10-40-5, BioTime recorded a gain on deconsolidation of $71.7 million during the nine months ended September 30, 2017, included in other income and expenses, net, in the condensed consolidated statements of operations.

5.	Equity Method Accounting for Common Stock of AgeX, at Fair Value

Beginning on August 30, 2018 and until the completion of the contemplated AgeX Distribution (see Notes 1 and 16), BioTime will account for its retained noncontrolling interest of AgeX common stock under the equity method of accounting because its 14,416,000 shares of AgeX common stock held, or 40.2% retained ownership interest provides BioTime the ability to exercise significant influence, but not control, over the operating and financial policies of AgeX. BioTime has elected to account for its AgeX shares at fair value under ASC 825-10, Financial Instruments, with subsequent changes in the fair value of AgeX common stock recognized as gains or losses in its condensed consolidated statements of operations in other income and expenses, net. If the planned AgeX Distribution is completed, BioTime will account for its retained AgeX shares as marketable equity securities, at fair value (see Note 2).

Since AgeX shares are not publicly traded, BioTime estimated the fair value of AgeX common stock held by BioTime to be $3.00 per share as of September 30, 2018, unchanged from the Juvenescence Transaction price discussed in Note 3. This determination takes into account the recent August 30, 2018 transaction, in which BioTime sold a 40.2% ownership interest in AgeX to Juvenescence for $3.00 per share, increasing Juvenescence’s direct ownership interest in AgeX to 45.8% as of August 30, 2018. The Juvenescence Transaction purchase price of $43.2 million consisted of $21.6 million of cash and a short-term receivable (Notes 3 and 16), and $21.6 million in the form of the Promissory Note (see Note 3) received in the Juvenescence Transaction. The terms of the Promissory Note were negotiated terms by unrelated parties, and the interest rate of 7% approximates market terms, considering that BioTime believes Juvenescence has the financial resources to repay the Promissory Note, if not converted sooner, and the risk of default is low. Accordingly, BioTime believes that the $21.6 million face amount of the Promissory Note issued at the close of the Juvenescence Transaction was at fair value. When the fair value of the Promissory Note and the cash payments for the sale of the AgeX shares are combined, the resulting purchase price is $3.00 per share.

BioTime believes this price is consistent with the definition of fair value under ASC 820, which defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This price represents the most reliable input available under ASC 820, a Level 2 input. A Level 2 input includes “quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability.” A Level 1 input is not available for AgeX as it is not publicly traded, and any other approach to estimating the value of AgeX would be less reliable because it would require unobservable Level 3 inputs or comparison to transactions in similar assets or liabilities, rather than the identical asset or liability in the Juvenescence Transaction. Furthermore, BioTime believes the Juvenescence Transaction meets the other factors that define fair value under ASC 820, because it represents an orderly transaction that was negotiated between market participants who had reasonable knowledge of the AgeX security for which they were transacting. This includes the impact to value of the planned listing of the AgeX common stock as a publicly traded security. Finally, there have been no material changes in the financial condition of AgeX or in its business and operations between the Juvenescence Transaction date, August 30, 2018, and the current measurement date of September 30, 2018. Accordingly, BioTime believes $3.00 per share represents the fair value of AgeX common stock at September 30, 2018, resulting in no change in fair value since the Juvenescence Transaction date.

AgeX’s unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 are summarized below (in thousands):

	Three Months Ended September 30, (unaudited)		July 1, 2018 to August 29, 2018	Nine Months Ended September 30, (unaudited)		January 1, 2018 to August 29, 2018
	2018	2017	(unaudited)	2018	2017	(unaudited)
Condensed Consolidated Statements of Operations(1):
Research and development expense	$1,332	$1,532	$822	$4,307	$4,517	$3,797
Acquired in-process research and development	-	-	-	800	-	800
General and administrative expense	1,254	722	770	3,679	3,174	3,130
Loss from operations	(2,202)	(2,254)	(1,473)	(7,887)	(5,105)	(7,094)
Net loss	$(2,185)	$(2,011)	$(1.451)	$(4,457)	$(5,093)	$(3,688)

(1) The unaudited condensed consolidated statements of operations information included in the table above for the periods July 1, 2018 through August 29, 2018 and January 1, 2018 through August 29, 2018 reflects AgeX consolidated results of operations included in BioTime’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018, after intercompany eliminations. The information for AgeX for the period from August 30, 2018 through September 30, 2018 is not included in BioTime’s condensed consolidated statements of operations for the three months ended September 30, 2018. The information for AgeX for the three and nine months ended September 30, 2017 is included in BioTime’s condensed consolidated statements of operations for those periods.

6.	Equity Method Accounting for Common Stock of OncoCyte, at Fair Value

BioTime elected to account for its 14.7 million shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. The OncoCyte shares had a fair value of $36.7 million as of September 30, 2018 and a fair value of $68.2 million as of December 31, 2017, based on the closing price of OncoCyte of $2.50 per share and $4.65 per share on those respective dates.

For the three months ended September 30, 2018, BioTime recorded an unrealized loss of $0.7 million due to the decrease in OncoCyte’s stock price from June 30, 2018 to September 30, 2018, from $2.55 per share to $2.50 per share. For the nine months ended September 30, 2018, BioTime recorded an unrealized loss of $31.6 million on the OncoCyte shares due to the decrease in OncoCyte’s stock price from December 31, 2017 to September 30, 2018 noted above.

For the three months ended September 30, 2017, BioTime recorded an unrealized gain of $34.5 million due to the increase in OncoCyte’s stock price from June 30, 2017 to September 30, 2017 from $5.20 per share to $7.55 per share. For the nine months ended September 30, 2017, BioTime recorded an unrealized gain of $39.6 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to September 30, 2017 from $4.85 per share to $7.55 per share.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates.

OncoCyte’s unaudited condensed results of operations for the three and nine months ended September 30, 2018 and 2017 are summarized below (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)		January 1, 2017 to February 16, 2017
	2018	2017	2018	2017	(unaudited)
Condensed Statements of Operations(1):
Research and development expense	$1,527	$1,836	$5,310	$5,667	$798
General and administrative expense	1,312	4,289	4,434	7,447	377
Sales and marketing expense	184	710	1,411	1,843	213
Loss from operations	(3,023)	(6,835)	(11,155)	(14,957)	(1,388)
Net loss	$(2,971)	$(6,906)	$(11,254)	$(15,415)	$(1,392)

(1) The unaudited condensed statements of operations information included in the table above for the period January 1, 2017 through February 16, 2017 reflects OncoCyte results of operations included in BioTime’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017, after intercompany eliminations. The information for OncoCyte shown for three and nine months ended September 30, 2018, and for the three months ended September 30, 2017, is not included in BioTime’s condensed consolidated statements of operations for those periods.

7.	Equity Method Accounting for Common Stock of Asterias, at Fair Value

BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The Asterias shares had a fair value of $28.3 million as of September 30, 2018 and a fair value of $48.9 million as of December 31, 2017, based on the closing prices of Asterias common stock of $1.30 per share and $2.25 per share on those respective dates. As of September 30, 2018, BioTime owns approximately 39% of the issued and outstanding common stock of Asterias. See Note 16 for the definitive merger agreement entered into by BioTime and Asterias on November 7, 2018, for BioTime to acquire the remaining ownership interest in Asterias.

For the three months ended September 30, 2018, BioTime recorded an unrealized loss of $1.1 million on the Asterias shares due to the decrease in Asterias’ stock price from June 30, 2018 to September 30, 2018 from $1.35 per share to $1.30 per share. For the nine months ended September 30, 2018, BioTime recorded an unrealized loss of $20.7 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2017 to September 30, 2018 noted above.

For the three months ended September 30, 2017, BioTime recorded an unrealized loss of $3.3 million on the Asterias shares due to the decrease in Asterias’ stock price from June 30, 2017 to September 30, 2017 from $3.55 per share to $3.40 per share. For the nine months ended September 30, 2017, BioTime recorded an unrealized loss of $26.1 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2016 to September 30, 2017 from $4.60 per share to $3.40 per share.

All share prices are determined based on the closing price of Asterias common stock on the NYSE American on the applicable dates.

Asterias’ unaudited condensed results of operations for the three and nine months ended September 30, 2018 and 2017 are summarized below (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2018	2017	2018	2017
Condensed Statements of Operations(1):
Total revenue	$116	$1,688	$703	$4,014
Gross profit	59	1,607	526	3,863
Loss from operations	(5,361)	(7,063)	(16,036)	(24,703)
Net loss	$(4,454)	$(6,809)	$(13,748)	$(21,824)

(1) The condensed unaudited statements of operations information included in the table above reflects Asterias’ results of operations and were not included in BioTime’s condensed consolidated statements of operations.

8.	Property, Plant and Equipment, Net

At September 30, 2018 and December 31, 2017, property, plant and equipment was comprised of the following (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017
Equipment, furniture and fixtures	$4,107	$4,255
Leasehold improvements	3,544	4,434
Accumulated depreciation and amortization	(2,962)	(3,156)
Property, plant and equipment, net	4,689	5,533
Leasehold improvements construction in progress (Note 15)	428	-
Property, plant and equipment, net, including construction in progress	$5,117	$5,533

Depreciation expense, including amortization of leasehold improvements, amounted to $254,000 and $249,000 for the three months ended September 30, 2018 and 2017, and $814,000 and $670,000 for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, BioTime wrote off $0.7 million in fully depreciated property and equipment with a corresponding adjustment to accumulated depreciation and amortization.

Leasehold improvements construction in progress is not depreciated until the asset is placed into service.

9.	Intangible Assets, Net

At September 30, 2018 and December 31, 2017, intangible assets, primarily consisting of acquired patents, and accumulated amortization were as follows (in thousands):

	September 30, 2018 (unaudited)(1)	December 31, 2017
Intangible assets	$19,020	$23,294
Accumulated amortization	(15,420)	(16,394)
Intangible assets, net	$3,600	$6,900

BioTime recognized in research and development expenses $0.6 million and $1.8 million of amortization expense in each of the three month and nine months ended September 30, 2018 and 2017, respectively.

(1) Reflects the effect of the AgeX Deconsolidation.

10.	Accounts Payable and Accrued Liabilities

At September 30, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2018 (unaudited)(1)	December 31, 2017
Accounts payable	$717	$938
Accrued compensation	1,971	2,275
Accrued liabilities	1,394	2,505
Total	$4,082	$5,718

(1) Reflects the effect of the AgeX Deconsolidation.

11.	Related Party Transactions

Shared Facilities and Service Agreements with Affiliates

The receivables from affiliates shown on the condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017, primarily represent amounts owed to BioTime by OncoCyte and AgeX under certain Shared Facilities and Service Agreements (each a “Shared Facilities Agreement”), with amounts owed by OncoCyte comprising most of that amount. Under the terms of the Shared Facilities Agreements, BioTime allows OncoCyte and AgeX to use BioTime’s premises and equipment located at BioTime’s headquarters in Alameda, California for the purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte and AgeX. BioTime may also provide the services of attorneys, accountants, and other professionals who may provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte and AgeX with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte and AgeX at the premises.

BioTime charges OncoCyte and AgeX a “Use Fee” for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte and AgeX costs incurred, including costs for services of BioTime employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte and AgeX, or upon proportionate usage by BioTime, OncoCyte and AgeX, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte and AgeX a 5% markup on such allocated costs. The allocated cost of BioTime employees and contractors who provide services is based upon the number of hours or estimated percentage of efforts of such personnel devoted to the performance of services.

The Use Fee is determined and invoiced to OncoCyte and AgeX on a regular basis, generally monthly or quarterly. If the Shared Facilities Agreement terminates prior to the last day of a billing period, the Use Fee will be determined for the number of days in the billing period elapsed prior to the termination of the Shared Facilities Agreement. Each invoice is payable in full within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime. Through September 30, 2018, BioTime has not charged OncoCyte or AgeX any interest.

In addition to the Use Fees, OncoCyte or AgeX will reimburse BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of OncoCyte, provided that invoices documenting such costs are delivered to OncoCyte or AgeX with each invoice for the Use Fee. BioTime will have no obligation to purchase or acquire any office supplies or other goods and materials or any services for OncoCyte or AgeX, and if any such supplies, goods, materials or services are obtained for OncoCyte or AgeX, BioTime may arrange for the suppliers to invoice OncoCyte or AgeX directly.

Either Shared Facilities Agreement will remain in effect unless a party gives the other party written notice stating that the Shared Facilities Agreement will terminate on December 31 of that year, or unless the agreement is otherwise terminated under another provision of the agreement. BioTime and AgeX may each terminate their Shared Facilities Agreement prior to December 31 of the year by giving the other party written six months’ notice to terminate, but BioTime may not do so prior to September 1, 2020.

In the aggregate, BioTime charged Use Fees to OncoCyte and AgeX as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2018	2017	2018	2017
Research and development	$355	$229	$792	$859
General and administrative	187	161	533	318
Total use fees	$542	390	1,325	1,177

The Use Fees charged to OncoCyte and AgeX shown above are not reflected in revenues, but instead BioTime’s general and administrative expenses and research and development expenses are shown net of those charges in the condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, BioTime has a $2.1 million receivable from OncoCyte included in receivable from affiliates, net, on account of Use Fees incurred by OncoCyte under the Shared Facilities Agreement. As of September 30, 2018, BioTime has a $0.1 million receivable from AgeX included in receivable from affiliates, net, on account of Use Fees incurred by AgeX, while amounts owed to BioTime as of December 31, 2017 were eliminated in consolidation with BioTime as of that date. Since these amounts are due and payable within 30 days of being invoiced, the receivable is classified as a current asset.

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

Transactions with Ascendance Biotechnology, Inc.

On March 21, 2018, AgeX and Ascendance Biotechnology, Inc. (“Ascendance”), an equity method investee of AgeX and former equity method investee of BioTime, entered into an Asset Purchase Agreement (the “Asset Agreement”) in which AgeX purchased for $800,000 in cash certain assets consisting primarily of in-process research and development assets related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX. The transaction was considered an asset acquisition rather than a business combination in accordance with ASC 805-50, Business Combinations. Accordingly, the $800,000 purchase price was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use. Also, on March 21, 2018, BioTime received $0.2 million from Ascendance as settlement of its accounts receivable from Ascendance.

Disposition of ownership interest in Ascendance

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. AgeX recognized a $3.2 million gain on the sale of its equity method investment in Ascendance, which is included in other income and expenses, net, for the nine months ended September 30, 2018.

Other related party transactions

In February 2018, Alfred D. Kingsley, the Chairman of BioTime’s Board of Directors and a former officer and director of AgeX, purchased AgeX stock purchase warrants entitling him to purchase 248,600 shares of AgeX common stock at an exercise price of $2.50 per share. AgeX received $124,300, or $0.50 per warrant, from Mr. Kingsley. The warrants were sold to Mr. Kingsley on the same terms as other warrants were sold by AgeX to other unaffiliated investors.

BioTime currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to BioTime on a month-by-month basis by one of its directors at an amount that approximates his cost.

12.	Shareholders’ Equity

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

Common Shares

At September 30, 2018, BioTime was authorized to issue 250,000,000 common shares, no par value. As of September 30, 2018, and December 31, 2017, BioTime had 126,884,470 and 126,865,634 issued and outstanding common shares, respectively.

On April 6, 2017, BioTime, entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which BioTime may offer and sell, from time to time, through Cantor Fitzgerald, shares of BioTime common stock, no par value, having an aggregate offering price of up to $25,000,000. BioTime is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon BioTime’s instructions, including any price, time or size limits specified by BioTime. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of BioTime’s Registration Statement on Form S-3 which became effective on May 5, 2017. As of September 30, 2018, $24.2 million remained available for sale through the Sales Agreement under the Registration Statement.

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

Transactions with Noncontrolling Interests of AgeX Therapeutics, Inc.

AgeX was formed by BioTime to continue the development of BioTime’s technology relating to cell immortality and regenerative biology by developing products for the treatment of aging and age-related diseases. On August 17, 2017, AgeX received its initial assets and cash from BioTime and certain outside investors. BioTime contributed certain assets and cash to AgeX in exchange for 28,800,000 shares of AgeX common stock pursuant to an Asset Contribution and Separation Agreement (the “Asset Contribution Agreement”). BioTime and AgeX also entered into a License Agreement pursuant to which BioTime licensed or sublicensed to AgeX, and AgeX granted to BioTime an option to license back, certain patent rights. Concurrently with the acquisition of assets from BioTime under the Asset Contribution Agreement, AgeX sold 4,950,000 shares of its common stock for $10.0 million in cash primarily to outside investors, which included the Chairman of BioTime’s Board of Directors who was also an officer and director of AgeX. At the close of the financing on August 17, 2017, BioTime owned 85.4% of the issued and outstanding shares of AgeX common stock.

On June 7, 2018, AgeX sold 2.0 million shares of common stock to Juvenescence for $2.50 per share for aggregate cash proceeds to AgeX of $5.0 million. As of the completion of this financing on June 7, 2018, BioTime owned 80.6% of the issued and outstanding shares of AgeX common stock and retained a controlling interest in AgeX.

On August 30, 2018, BioTime sold a significant ownership interest in AgeX to Juvenescence and currently owns 40.2% of the issued and outstanding shares of AgeX common stock, resulting in the AgeX Deconsolidation on that date (see Notes 4 and 5).

Cell Cure Warrants – Liability Classified

On July 10, 2017, BioTime purchased all of the outstanding Cell Cure convertible promissory notes and Cell Cure ordinary shares held by Hadasit Bio-Holdings, Ltd. (“HBL”), a former Cell Cure shareholder that owned 21.2% of the issued and outstanding Cell Cure ordinary shares and substantially all of the Cell Cure convertible promissory notes issued by Cell Cure to shareholders other than BioTime. As an inducement to HBL to sell its Cell Cure ordinary shares to BioTime, Cell Cure issued 24,566 warrants to HBL (the “HBL Warrants”) to purchase Cell Cure ordinary shares at an exercise price of $40.5359 per warrant share, payable in U.S. dollars. The exercise price of the HBL Warrants is the same price per ordinary share paid by BioTime to HBL for the purchase of the Cell Cure ordinary shares held by HBL. The HBL Warrants are immediately exercisable and expire on the earliest to occur of 5 years from the issuance date or immediately prior to the closing of a Corporate Transaction or an initial public offering, as such terms are defined in the HBL Warrant Agreement.

Cell Cure also has issued 13,738 warrants to purchase Cell Cure ordinary shares at exercise prices ranging from $32.02 to $40.00 per warrant share, payable in U.S. dollars, to consultants (the “Consultant Warrants”), expiring in October 2020 and January 2024. The HBL Warrants and the Consultant Warrants are collectively referred to as the “Cell Cure Warrants”.

Because the exercise price of the Cell Cure Warrants is U.S. dollar-denominated and settlement is not expected to occur in the next twelve months, Cell Cure classified the Cell Cure Warrants as a long-term liability in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires freestanding financial instruments, such as warrants, with exercise prices denominated in currencies other than the functional currency of the issuer to be accounted for as liabilities at fair value, with all subsequent changes in fair value after the issuance date to be recorded as gains or losses in the consolidated statements of operations.

The fair value of the Cell Cure Warrants at the time of issuance was determined by using the Black-Scholes option pricing model using the respective contractual term of the warrants. In applying this model, the fair value is determined by applying Level 3 inputs, as defined by ASC 820; these inputs are based on certain key assumptions including the fair value of the Cell Cure ordinary shares, adjusted for lack of marketability, as appropriate, and the expected stock price volatility over the term of the Cell Cure Warrants. The fair value of the Cell Cure ordinary shares is determined by Cell Cure’s Board of Directors, which may engage a valuation specialist to assist it in estimating the fair value, or may use recent transactions in Cell Cure shares, if any, as a reasonable approximation of fair value, or may apply other reasonable methods to determining the fair value, including a discount for lack of marketability. BioTime determines the stock price volatility using historical prices of comparable public company common stock for a period equal to the remaining term of the Cell Cure Warrants. The Cell Cure Warrants are revalued each reporting period using the same methodology described above, with changes in fair value included as gains or losses in other income and expenses, net, in the consolidated statements of operations. Changes in any of the key assumptions used to value the Cell Cure Warrants could materially impact the fair value of the Cell Cure Warrants and BioTime’s consolidated financial statements.

For the nine months ended September 30, 2018, BioTime recorded a noncash gain of $0.4 million for the decrease in the fair value of the Cell Cure Warrants included in other income and expenses, net. For the three months ended September 30, 2018, the change in the fair value of the Cell Cure Warrants was immaterial. The decrease in the fair value of the Cell Cure Warrants was mainly attributable to the reduced remaining life of the warrants from the prior period, and management’s assumption on the lack of marketability discount adjustment on the fair value of Cell Cure ordinary shares. As of September 30, 2018 and December 31, 2017, the Cell Cure Warrants, valued at $0.4 million and $0.8 million, respectively, were included in long-term liabilities on the condensed consolidated balance sheets.

13.	Stock Options and other Equity Awards

Equity Incentive Plan Awards

BioTime has adopted a 2012 Equity Incentive Plan (the “2012 Plan”), under which a maximum of 16,000,000 BioTime common shares are available for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights.

A summary of BioTime’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price of Options
December 31, 2017(1)	2,485	8,043	62	$3.38
Board mandated restriction restored(1)	5,000	-	-	-
Exchange of options with Cell Cure(2)	(783)	783	-	2.16
Options granted	(1,559)	1,559	-	3.19
Options exercised	-	-	-	-
Options forfeited/cancelled	427	(447)	-	3.84
Restricted stock units granted(3)	(1,586)	-	793	-
Restricted stock units vested(3)	-	-	(30)	-
Inducement option grant(4)	-	1,500	-	2.31
September 30, 2018	3,984	11,438	825	$3.02
Options exercisable at September 30, 2018		5,959		$3.32

(1)On October 13, 2017, BioTime’s Board of Directors (the “Board”) determined to temporarily set a 5.0 million total share limit on shares available for the grant of share-based awards pursuant to the 2012 Plan. As of December 31, 2017, the total 2.5 million shares available for grant was net of this 5.0 million share restriction. On May 4, 2018, the Board removed this restriction, thereby increasing shares available for the grant of share-based awards pursuant to the 2012 Plan.

(2)On July 9, 2018, the Board terminated the Cell Cure Equity Incentive Plan (the “Cell Cure Plan”), under which Cell Cure employees and certain consultants (“Cell Cure Option Holders”) held outstanding options to purchase shares of common stock in Cell Cure, and BioTime granted the Cell Cure Option Holders BioTime options of equivalent value under the 2012 Plan in exchange for their Cell Cure options (the “BioTime Exchange”). The BioTime Exchange resulted in 783,000 grants of BioTime stock options under the 2012 Plan, all issued with an exercise price of $2.16 per share to the Cell Cure Option Holders, based on BioTime’s closing stock price on July 9, 2018. Of the total options granted under the BioTime Exchange, 257,000 are subject to continued service-based vesting from the original terms under the Cell Cure Plan, and 526,000 were immediately vested on the exchange date to reflect the fact that the Cell Cure Options Holders held prior to the exchange were already vested. Equivalent value of the BioTime Exchange was determined using the Black-Scholes option pricing model. The BioTime Exchange was accounted for as a modification under ASC 718, Compensation – Stock Compensation, and BioTime recorded a noncash stock-based compensation expense of $123,000 for the three and nine months ended September 30, 2018, included in the tables below.

(3)On May 24, 2018, BioTime granted 485,000 restricted stock units (“RSU”) to employees. The RSU will vest in increments upon the attainment of specified performance conditions, as determined by the Board of Directors. Unvested RSUs will expire on December 31, 2018. The conditions include the completion of the planned distribution of AgeX common stock to BioTime shareholders and certain clinical milestones in the development of OpRegen® and Renevia®. Stock-based compensation expense for these performance-based RSUs is recognized when it is probable that the respective milestone will be achieved, as determined by the Board. As of September 30, 2018, none of the RSU vesting conditions were met and, accordingly, no stock-based compensation expense was recorded during the three and nine months ended September 30, 2018. On October 4, 2018, the Board determined that BioTime had achieved the milestone of an AgeX performance-based vesting event and as a result that 25%, or 121,250, of the RSUs granted on May 24, 2018 vested.

On the September 17, 2018, BioTime granted BioTime’s new President and Chief Executive Officer, Brian M. Culley, an award of 200,000 restricted stock units (“RSU Award No. 1”) under the 2012 Plan. Subject to Mr. Culley’s continued service with BioTime, 25% of the shares subject to RSU Award No. 1 will vest on the first anniversary of the date of grant, and the balance of the shares subject to RSU Award No. 1 shall vest in 12 equal quarterly installments at the end of each quarter thereafter. Additionally, BioTime granted Mr. Culley an award of 100,000 restricted stock units under the 2012 Plan (“RSU Award No. 2” and together with RSU Award No. 1, the “RSU Awards”). RSU Award No. 2 will vest fully on January 1, 2019, subject to Mr. Culley’s continued service with BioTime.

(4)On September 17, 2018 (the “Start Date”), Brian M. Culley became President and Chief Executive Officer of BioTime. In connection with Mr. Culley’s employment agreement BioTime granted Mr. Culley an inducement option to purchase 1,500,000 of BioTime’s common shares (the “Culley Option”). The exercise price of the Culley Option is $2.31 per share based on BioTime’s closing stock price on September 17, 2018. This grant was made outside of the terms of the 2012 Plan and was approved by the independent members of the Board of Directors. Subject to Mr. Culley’s continued service with BioTime on the applicable vesting date, the Culley Option will vest and thereby become exercisable with respect to 25% of the shares on the first anniversary of the Start Date, and the balance of the Culley Option will vest and become exercisable in 36 equal monthly installments thereafter.

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life (in years)	5.55	3.88	5.68	5.47
Risk-free interest rates	2.86%	1.65%	2.77%	1.78%
Volatility	73.13%	59.13%	66.23%	59.04%
Dividend yield	-%	-%	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2018	2017	2018	2017
Research and development	$166	$326	$548	$822
General and administrative	1,144	647	2,849	2,081
Total stock-based compensation expense	$1,310	$973	$3,397	$2,903

14.	Income Taxes

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

For items that BioTime cannot reliably estimate on an annual basis (principally unrealized gains or losses generated by changes in the market prices of the Asterias, OncoCyte, and AgeX shares BioTime holds), BioTime uses the actual year to date effective tax rate rather than an estimated annual effective tax rate to determine the tax effect of each item, including the use of all available net operating losses and other credits or deferred tax assets.

Although the deconsolidation of Asterias and OncoCyte were not taxable transactions to BioTime and did not create a current income tax payment obligation to BioTime, the market value of the shares of Asterias and OncoCyte common stock BioTime holds creates a deferred tax liability to BioTime based on the closing prices of the shares, less BioTime’s tax basis in the shares. The deferred tax liability generated by the Asterias and OncoCyte shares that BioTime holds as of September 30, 2018, is a source of future taxable income to BioTime, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the Asterias and OncoCyte shares as of September 30, 2018. Due to the inherent unpredictability of future prices of those shares, BioTime cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to Asterias and OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur. The income tax consequences of the AgeX Deconsolidation are discussed below.

On March 23, 2018, Ascendance was acquired by a third party in a merger through which AgeX received approximately $3.2 million in cash for its shares of Ascendance common stock. For financial reporting purposes, AgeX recognized a $3.2 million gain as a sale of its equity method investment in Ascendance (see Note 11). The sale was a taxable transaction to AgeX generating a taxable gain of approximately $2.2 million. BioTime has sufficient current year losses from operations to offset the entire gain resulting in no income taxes due.

The Juvenescence Transaction discussed in Note 3 was a taxable event for BioTime that resulted in a gross taxable gain of approximately $30.8 million, which BioTime expects to be fully offset with available current year net operating losses (NOL) and NOL carryforwards, resulting in no net income taxes due. Although the AgeX Deconsolidation on August 30, 2018 was not a taxable transaction to BioTime and did not result in a current tax payment obligation, the unrealized financial reporting gain (see Note 4) on the AgeX Deconsolidation generated a deferred tax liability in accordance with ASC 740, Income Taxes, primarily representing BioTime’s difference between book and tax basis of AgeX common stock on the AgeX Deconsolidation date. BioTime expects this deferred tax liability to be fully offset by a corresponding release of BioTime’s valuation allowance on deferred tax assets, resulting in no income tax provision or benefit from the AgeX Deconsolidation. The deferred tax liabilities on BioTime’s investments in OncoCyte and Asterias, combined with the estimated deferred tax liability generated by the fair value of its retained noncontrolling investment in AgeX, are considered to be sources of taxable income as prescribed by ASC 740-10-30-17 that will more likely than not result in the realization of its deferred tax assets to the extent of those deferred tax liabilities, thereby reducing the need for a valuation allowance.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. For federal and state income tax purposes, as a result of the deconsolidation of AgeX, Asterias and OncoCyte and the deferred tax liabilities generated from the market values of AgeX, Asterias and OncoCyte shares from the respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices, BioTime’s deferred tax assets exceeded its deferred tax liabilities as of September 30, 2018 and December 31, 2017. As a result, BioTime established a full valuation allowance as of September 30, 2018 and December 31, 2017 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Accordingly, BioTime did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2018.

As of September 30, 2017, BioTime’s deferred tax liabilities exceeded its deferred tax assets by $4.8 million. Accordingly, as of September 30, 2017, for federal income tax purposes, BioTime released its entire valuation allowance and recognized a federal deferred income tax expense of $4.8 million during the three and nine months ended September 30, 2017.

For state income tax purposes, BioTime has a full valuation allowance on its state deferred tax assets for all periods presented and, accordingly, no state tax provision or benefit was recorded for any period presented.

As discussed in Note 16, the planned AgeX Distribution will be a taxable event to BioTime. The amount of income tax obligation, if any, that BioTime may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies including, but not limited to, the completion of the distribution, the amount and availability of U.S. net operating losses generated by BioTime to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date.

See Note 16 for the definitive merger agreement entered into by BioTime and Asterias on November 7, 2018, for BioTime to acquire the remaining ownership interest in Asterias. If the merger is completed and is deemed to be a change of control, as defined by Internal Revenue Code Section 382, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against Asterias’ taxable income in future periods.

15.	Commitments and Contingencies

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

Base rent under the Alameda Lease on February 1, 2018 was $68,673 per month and will increase by approximately 3% annually on every February 1 thereafter during the lease term. The lease payments allocated to the lease liability for leasehold improvements reimbursed by the landlord are amortized as debt service on that liability over the lease term.

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

On January 28, 2018, Cell Cure entered into another lease agreement with its current landlord for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with two additional options to extend the lease for 5 years each (the “January 2018 Lease”). The January 2018 Lease commenced on April 1, 2018, and includes a leasehold improvement construction allowance of up to NIS 4,000,000 (approximately up to $1.2 million) from the landlord. The leasehold improvements are expected to be completed by December 31, 2018. Combined base rent and construction allowance payments, assuming the full allowance is utilized, for the January 2018 Lease will be NIS 93,470 per month (approximately $27,000 per month) beginning on January 1, 2019.

During the third quarter of 2018, Cell Cure made a $396,000 deposit required by the landlord under the January 2018 Lease included in deposits and other long-term assets on the consolidated balance sheet as of September 30, 2018 to be held as restricted cash during the term of the January 2018 Lease. As of September 30, 2018, approximately $428,000 under the January 2018 Lease was incurred and recorded as leasehold improvement construction in progress (see Note 8), with a corresponding $359,000 included in long term lease liability representing the amount utilized from the landlord’s leasehold improvement construction allowance.

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

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. Other indemnification obligations may arise from agreements disposing of assets. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that limit BioTime’s financial exposure. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of September 30, 2018 and December 31, 2017.

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

16.	Subsequent Events

On October 1, 2018, all 8,795,358 BioTime common share purchase warrants expired unexercised.

On November 2, 2018, BioTime received the second installment of $10.8 million from the Juvenescence Transaction, and pursuant to the Pledge Agreement, the pledged 3.6 million AgeX Shares were released to Juvenescence and the Pledge Agreement expired.

On November 5, 2018, AgeX filed Amendment No. 4 to its Registration Statement on Form 10 with the SEC in connection with the planned AgeX Distribution. If the AgeX Distribution is completed, BioTime shareholders of record on November 16, 2018 will receive one share of AgeX common stock for every 10 BioTime common shares they own on November 28, 2018, the expected “Distribution Date”. If the AgeX Distribution is completed, AgeX will become a public company and BioTime will continue to hold a minor interest in AgeX common stock. The AgeX Distribution is subject to numerous conditions, including the SEC declaring AgeX’s Registration Statement on Form 10 effective. There can be no assurance that the AgeX Distribution will be completed.

On November 7, 2018, BioTime announced it entered into a definitive agreement to acquire the remaining ownership interest in Asterias Biotherapeutics, Inc. in a stock-for-stock transaction pursuant to which Asterias shareholders will receive 0.71 shares of BioTime common share for every share of Asterias common stock. As discussed in Note 7, BioTime currently owns approximately 39% of Asterias’ issued and outstanding common stock and accounts for Asterias as an equity method investment. If the merger is completed, Asterias will cease to exist as a public company, BioTime will own all of the outstanding shares of Asterias’ common stock and consolidate Asterias’ operations and results with its operations and consolidated results beginning on the consummation date of the merger. Moreover, under specified circumstances, the merger agreement requires either party to pay the other a termination fee of $2.0 million if the merger is not consummated or, under specified circumstances, an expense reimbursement of $1.5 million, which will be credited against the termination fee.

The merger, the merger agreement and the transactions contemplated in the merger agreement have been unanimously recommended by the special committee of the Asterias board and the special committee of the BioTime board and approved by the respective board of directors of Asterias and BioTime (by unanimous vote of the respective disinterested members of the board of directors of each company). The acquisition is expected to close in the first quarter of 2019, subject to approval by the shareholders of each of BioTime and Asterias and the satisfaction of other customary closing conditions.

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

Our lead cell delivery clinical product, based on our proprietary HyStem® technology, is Renevia®, a potential treatment for facial lipoatrophy. “Lipoatrophy” means the loss of fat tissue, which can be caused by several factors, including trauma, aging, or drug side effects, such as those that cause HIV-associated lipoatrophy. We are also developing HyStem® for the sustained delivery of therapeutic drugs and targeted cells to specific areas of the body.

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

As discussed in Note 3 to our unaudited interim consolidated financial statements included elsewhere in this report, on August 30, 2018 we sold 14.4 million shares of our AgeX common stock, representing a 40.2% ownership interest in AgeX, to Juvenescence Limited (“Juvenescence”) for $3.00 per share for total consideration to us of $43.2 million (the “Juvenescence Transaction”). Of this amount, $10.8 million was paid at the closing, $10.8 million was paid on November 2, 2018, and $21.6 million will be paid under the terms of a 2-year convertible promissory note earning 7% interest per annum. At the close of the Juvenescence Transaction, we owned 40.2 % of the issued and outstanding shares of AgeX common stock and Juvenescence owned 45.8% of the issued and outstanding shares of AgeX common stock.

As a result of the Juvenescence Transaction, as of August 30, 2018, we owned less than 50% of AgeX’s outstanding common stock and experienced a loss of control of AgeX in accordance with GAAP. Under GAAP, loss of control of a subsidiary is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock of the subsidiary, lacks a controlling financial interest in the subsidiary, and is unable to unilaterally control the subsidiary through other means such as having the ability or being able to obtain the ability to elect a majority of the subsidiary’s board of directors. We determined that all of these loss of control factors were present with respect to AgeX on August 30, 2018. Accordingly, we deconsolidated AgeX’s consolidated financial statements and consolidated results of operations from ours, effective August 30, 2018 (the “AgeX Deconsolidation”), in accordance with U.S. generally accepted accounting principles (“GAAP”). Since August 30, 2018, we have accounted for the AgeX common stock we continue to hold using the equity method of accounting at fair value, with changes in fair value included as gain or loss in our consolidated statements of operations in other income and expenses, net.

On November 5, 2018, AgeX filed Amendment No. 4 to its Registration Statement on Form 10 with the SEC in connection with our planned distribution of shares of AgeX common stock owned by us to our shareholders, on a pro rata basis (the “AgeX Distribution”). If the AgeX Distribution is completed, our shareholders of record on November 16, 2018 will receive one share of AgeX common stock for every 10 of our common shares owned on November 28, 2018, the expected “Distribution Date”. If the AgeX Distribution is completed, AgeX will become a public company and we will continue to hold a minor interest in AgeX common stock that may be a source of additional liquidity to us as a marketable equity security. The AgeX Distribution is subject to numerous conditions, including the SEC declaring AgeX’s Registration Statement on Form 10 effective. There can be no assurance that the AgeX Distribution will be completed.

Our principal consolidated subsidiaries are Cell Cure Neurosciences, Ltd (“Cell Cure”), ES Cell International, Pte Ltd (“ESI”), and OrthoCyte Corporation (“OrthoCyte”).

Our consolidated balance sheet at December 31, 2017, as reported, includes AgeX’s consolidated assets and liabilities, after intercompany eliminations. However, AgeX’s consolidated assets and liabilities are not included in our unaudited condensed consolidated balance sheet at September 30, 2018, due to the deconsolidation of AgeX on August 30, 2018. AgeX’s consolidated financial statements and consolidated results of operations include its majority owned and consolidated subsidiaries, including ReCyte Therapeutics, Inc. (“ReCyte”), LifeMap Sciences, Inc. (“LifeMap Sciences”) and LifeMap Sciences, Ltd.

Our unaudited consolidated statements of operations for the three and nine months ended September 30, 2018 include AgeX’s consolidated results for the period through August 29, 2018, the day immediately preceding the AgeX Deconsolidation. For the three and nine months ended September 30, 2017, our unaudited consolidated results include AgeX’s consolidated results for the full periods presented.

Beginning on August 30, 2018, AgeX’s consolidated financial statements and consolidated results are no longer a part of our condensed consolidated interim financial statements and results and the fair value of AgeX common stock held by us is now reflected on our condensed consolidated balance sheet, and the subsequent changes in the fair value of those shares are reflected as gains or losses in our condensed consolidated statements of operations. Since AgeX’s common stock is not publicly traded, we have to estimate the fair value of those shares each reporting period. See Note 5 to our condensed consolidated financial statements included elsewhere in this report for a discussion of the factors we use to estimate the fair value of AgeX’s common stock.

We also have significant equity holdings in two publicly traded companies, Asterias Biotherapeutics, Inc. (“Asterias”), and OncoCyte Corporation (“OncoCyte”), which were formerly our majority-owned consolidated subsidiaries. Asterias (NYSE American: AST) is presently focused on advancing three clinical-stage programs that have the potential to address areas of very high unmet medical needs in the fields of neurology (spinal cord injury) and oncology (Acute Myeloid Leukemia and lung cancer). OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer utilizing novel liquid biopsy technology. Beginning on May 13, 2016 and February 17, 2017, we deconsolidated the financial statements and results of operations of Asterias and OncoCyte, respectively, from BioTime. As of September 30, 2018, we owned 14,674,244 shares of OncoCyte common stock with a value of approximately $36.7 million and 21,747,569 shares of Asterias common stock with a value of approximately $28.3 million.

As discussed on Note 16 to our condensed consolidated financial statements, on November 7, 2018, BioTime entered into a definitive merger agreement with Asterias to acquire the remaining ownership interest in Asterias. The completion of the merger is expected to be in the first quarter of 2019 and is subject to a number of conditions, including the approval by the shareholders of each of BioTime and Asterias and the satisfaction of other customary closing conditions.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Interim Financial Statements, which we have prepared in accordance with GAAP. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

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

Research and development contracts with customers. In its agreements with customers, BioTime’s performance obligations of research and development are completed as services are performed and control passes to the customer, and accordingly revenues are recognized over time. BioTime generally receives a fee at the inception of an agreement, with variable fees, if any, tied to certain milestones, if achieved. BioTime estimates this variable consideration using a single most likely amount. Based on historical experience, there has been no variable consideration related to milestones included in the transaction price due to the significant uncertainty of achieving contract milestones and milestones not being met. If a milestone is met, subsequent changes in the single most likely amount may produce a different variable consideration, and BioTime will allocate any subsequent changes in the transaction price on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation will be recognized as revenue in the period in which the transaction price changes with respect to variable consideration, which could result in a reduction of revenue. Contracts of this kind are typically for a term greater than one year. For each of the three and nine months ended September 30, 2018 and 2017, BioTime recognized $77,000 and $231,000 for such services included in the consolidated royalties from product sales and license fees, respectively. The aggregate amount of the transaction price, excluding payments related to any milestones, allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2018 was $77,000, included in deferred revenues in the consolidated balance sheets. BioTime expects to recognize revenue of $77,000 through the year ending December 31, 2018. As of September 30, 2018, BioTime had not met any milestones that would require adjustment of the transaction price.

Royalties from product sales and license fees. BioTime’s performance obligations in agreements with certain customers is to provide a license to allow customers to make, import and sell company licensed products or methods for pre-clinical studies and commercial use. Customers pay a combination of a license issue fee paid up front and a sales-based royalty, if any, in some cases with yearly minimums. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by BioTime is a functional license with significant standalone functionality and provides customers with the right to use BioTime’s intellectual property. This allows BioTime to recognize revenue on the license issue fee at a point in time at the beginning of the contract, which is when the customer begins to have use of the license. Variable consideration related to sales-based royalties is recognized only when (or as) the later of one or more of the following events occur: (a) a sale or usage occurs, or (b) the performance obligation to which some, or all, of the sales-based or usage-based royalty that has been allocated and has been satisfied or partially satisfied. Due to the contract termination clauses, BioTime does not expect to receive all of the minimum royalty payments throughout the term of the agreements. Therefore, BioTime fully constrains recognition of the minimum royalty payments as revenues until its customers are obligated to pay, which is generally within 60 days prior to the beginning of each year the minimum royalty payments are due. For the three and nine months ended September 30, 2018 and 2017, royalty revenues were immaterial.

Sale of research products and services. Revenues from the sale of research products and services shown in the table above are primarily derived from the sale of hydrogels and stem cell products for research use and are recognized when earned. Revenues from the sale of hydrogels and stem cell products were immaterial for all periods presented.

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

LifeMap Sciences deferred subscription revenues primarily represent subscriptions for which cash payment has been received for the subscription term, but the subscription term has not been completed as of the balance sheet date reported. Beginning on August 30, 2018, there are no revenues or cost of sales recorded from subscription and advertisement products because of the AgeX Deconsolidation. The LifeMap Sciences revenues shown for the three and nine months ended September 30, 2018 are for revenues earned through August 29, 2018, the date immediately preceding the AgeX Deconsolidation.

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

Arrangements with Multiple Performance Obligations. BioTime’s contracts with customers may include multiple performance obligations. For such arrangements, BioTime allocates revenue to each performance obligation based on its relative standalone selling price. BioTime generally determines or estimates standalone selling prices based on the prices charged, or that would be charged, to customers for that product or service. As of, and for the nine months ended, September 30, 2018, BioTime did not have significant arrangements with multiple performance obligations.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Revenues and Cost of Sales

The amounts in the table below show BioTime’s consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Grant revenue	$718	$1,225	$(507)	(41.4)%
Royalties from product sales and license fees	85	86	(1)	(1.2)%
Subscription and advertisement revenues	119	376	(257)	(68.4)%
Sale of research products and services	60	1	59	* %
Total revenues	$982	$1,688	$(706)	(41.8)%

Cost of sales	$(35)	$(52)	$(17)	(32.7)%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Grant revenue	$2,985	$1,236	$1,749	141.5%
Royalties from product sales and license fees	312	277	35	12.6%
Subscription and advertisement revenues	691	940	(249)	(26.5)%
Sale of research products and services	242	6	236	* %
Total revenues	$4,230	$2,459	$1,771	72.0%

Cost of sales	$(250)	$(114)	$136	119.3%

*Not meaningful.

BioTime total revenues decreased by $0.7 million for the three months ended September 30, 2018 as compared to the same period in the prior year, primarily reflecting a $0.5 million decrease in grant revenues and $0.2 million decrease in subscriptions and advertisement revenues. Total revenues increased by $1.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to a $1.7 million increase in our grant revenues.

Our grant revenues are generated primarily by Cell Cure from the IIA for the development of OpRegen® and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH” grant). The decrease in our grant revenues for the third quarter of 2018, as compared to the third quarter of 2017, was primarily due to timing of revenues generated as more grant revenues were generated during the first six months of 2018 as compared to 2017, during which grant revenues were earned primarily in the third quarter. During the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, grant revenues increased by $1.7 million. Grant revenues generated by Cell Cure from the IIA for the development of OpRegen® amounted to $0.4 million and $2.1 million for the three and nine months ended September 30, 2018, and grant revenues generated by the NIH grant amounted to $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

Our subscription and advertising revenues, including certain service revenues, were generated entirely by LifeMap Sciences, AgeX’s majority-owned subsidiary and are included in our revenues for periods through August 29, 2018, the date before the AgeX Deconsolidation. As a result, the decrease in those revenues is due to the AgeX Deconsolidation on August 30, 2018. Due to the AgeX Deconsolidation, we do not expect to earn subscription and advertising revenues in future accounting periods.

Revenues from the sale of research products and services are primarily derived from service revenues and the sale of hydrogels and stem cell products and were immaterial for all periods presented.

Cost of sales increased for the nine months ended September 30, 2018 mainly attributable to an increase in the royalty rate effective January 1, 2018 for LifeMap Sciences, timing of cash received and the related royalty obligation incurred for periods through August 29, 2018, and cost of sales incurred from the sale of hydrogels and stem cell products. Due to the AgeX Deconsolidation, we do not expect to incur costs of sales from subscription and advertising revenues, or with respect to sales of products by AgeX, in future accounting periods.

Operating expenses

The amounts in the tables below are BioTime’s consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Research and development expenses	$4,882	$6,562	$(1,680)	(25.6)%
General and administrative expenses	6,422	4,587	1,835	40.0%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2018	2017	(Decrease)	(Decrease)
Research and development expenses	$17,175	$19,327	$(2,152)	(11.1)%
Acquired in-process research and development	800	-	800	*%
General and administrative expenses	17,585	14,111	3,474	24.6%

*Not meaningful.

Research and development expenses

The following tables show the amount of our total research and development expenses allocated to our primary research and development projects, by respective entity conducting the research and development, during the three and nine months ended September 30, 2018 and 2017 (in thousands).

		Three Months Ended September 30, (unaudited)
		Amount(1)		Percent of Total
Company	Program	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX(2)	OpRegen® and Renevia® and other HyStem® products and PureStem® progenitor cell lines for aesthetic and orthopedic applications	$4,060	$5,030	83.2%	76.7%
AgeX including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	599	1,072	12.2%	16.3%
LifeMap Sciences (4)	Biomedical, gene, disease, and stem cell databases and tools	223	460	4.6%	7.0%

Total research and development expenses		$4,882	$6,562	100.0%	100.0%

		Nine Months Ended September 30, (unaudited)
		Amount(1)		Percent of Total
Company	Program	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX(2)	OpRegen® and Renevia® and other HyStem® products and PureStem® progenitor cell lines for aesthetic and orthopedic applications	$13,378	$14,025	74.4%	72.6%
AgeX including ReCyte(3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	2,779	2,873	15.5%	14.9%
AgeX(5)	Acquired in-process research and development	800	-	4.4%	-%
LifeMap Sciences(4)	Biomedical, gene, disease, and stem cell databases and tools	1,018	1,145	5.7%	5.9%
LifeMap Solutions, Inc.(6)	Mobile health software application	-	486	-%	2.5%
OncoCyte(7)	Cancer diagnostics	-	798	-%	4.1%
Total research and development expenses		$17,975	$19,327	100.0%	100.0%

(1)Amount includes research and development expenses incurred directly by BioTime or the named entity and certain general research and development expenses, such as lab supplies, lab expenses, rent and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the table, AgeX related research and development expenses that were previously included in BioTime have been reclassified to AgeX for the 2017 periods presented. Research and development expenses shown for the periods presented in 2018 are through August 29, 2018, the date prior to the AgeX Deconsolidation.

(4)LifeMap Sciences is a subsidiary of AgeX. Research and development expenses shown for the periods presented in 2018 are through August 29, 2018, the date prior to the AgeX Deconsolidation.

(5)On March 23, 2018, AgeX purchased certain in-process research and development assets, primarily related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX, for a total cash consideration of $800,000. The transaction was considered an asset acquisition rather than a business combination. Accordingly, the $800,000 was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use.

(6)During July 2017, LifeMap Solutions ceased conducting its mobile health software development application business and was dissolved on February 9, 2018.

(7)Nine months ended September 30, 2017 includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The decrease of $1.7 million and $2.2 million in total research and development expenses for the three and nine months ended September 30, 2018 as compared to the same periods in the prior year is mainly attributable to the following: decreases of $0.7 million and $0.2 million, respectively, in AgeX related programs, including LifeMap Sciences, due to the AgeX Deconsolidation on August 30, 2018; a decrease of $0.9 million and $0.6 million, respectively, in BioTime related program expenses, primarily related to the completion of the Renevia® clinical trial in 2018; a decrease of $0.8 million from the nonrecognition of OncoCyte research and development expenses incurred after February 17, 2017 as a result of the OncoCyte Deconsolidation; and a decrease of $0.5 million in LifeMap Solutions expenses resulting from the cessation of its mobile health software development application business in July 2017. The decreases were partially offset by a nonrecurring $0.8 million expense incurred by AgeX on March 23, 2018 with respect to certain acquired in-process research and development assets that have no alternative future uses.

General and administrative expenses

The following tables show the amount of general and administrative expenses of BioTime and named subsidiaries during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, (unaudited)
	Amount(1)		Percent
Company	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX(2)	$5,652	$3,844	87.9%	83.8%
AgeX including ReCyte(3)	605	636	9.5%	13.9%
LifeMap Sciences(4)	165	95	2.6%	2.1%
LifeMap Solutions, Inc.(5)	-	12	-%	0.2%
Total general and administrative expenses	$6,422	$4,587	100.0%	100.0%

	Nine Months Ended September 30, (unaudited)
	Amount(1)		Percent
Company	2018	2017	2018	2017
BioTime and subsidiaries other than AgeX(2)	$14,455	$9,996	82.2%	70.8%
AgeX including ReCyte(3)	2,584	2,212	14.7%	15.7%
LifeMap Sciences(4)	546	465	3.1%	3.3%
LifeMap Solutions, Inc.(5)	-	848	-%	6.0%
OncoCyte(6)	-	590	-%	4.2%
Total general and administrative expenses	$17,585	$14,111	100.0%	100.0%

(1)Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2)BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)Although AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors, for comparative purposes in the tables above, AgeX related general and administrative expenses that were previously included in BioTime have been reclassified to AgeX for the 2017 periods presented. General and administrative expenses shown for the periods presented in 2018 are through August 29, 2018, the date prior to the AgeX Deconsolidation.

(4)LifeMap Sciences is a subsidiary of AgeX. General and administrative expenses shown for the periods presented in 2018 are through August 29, 2018, the date prior to the AgeX Deconsolidation.

(5)During July 2017, LifeMap Solutions ceased conducting its mobile health software application business and was dissolved on February 9, 2018.

(6)Nine months ended September 30, 2017 includes the period from January 1, 2017 through February 16, 2017, the date prior to the OncoCyte Deconsolidation.

The total net increase of $1.8 million in general and administrative expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, was primarily attributable to the following: a $1.4 million increase due to management transition costs, including hiring costs of a new Chief Executive Officer (“CEO”) during September 2018; a $0.5 million increase in legal, audit and compliance fees for the planned AgeX Distribution; $0.2 million increase in license and related fees for patent prosecution and patent fees; and a $0.2 million increase in noncash stock-based compensation expense due to increases in stock option and restricted stock unit (“RSU”) grants to our CEO made during the third quarter 2018. These increases were offset to some extent by a $0.5 million decrease in a noncash shareholder expense recorded in the third quarter of 2017 for certain Cell Cure warrants issued in July 2017. The RSU grants to management other than to the CEO will vest based on certain milestones and stock-based compensation expense is recognized when it is probable that the respective milestone will be achieved, as determined by our Board. As of September 30, 2018, none of the milestones for those RSUs were achieved.

The total net increase of $3.5 million in general and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was primarily attributable to the following: a $2.3 million increase due to management transition and other compensation related costs, including hiring costs for of a new CEO during September 2018; a $1.3 million increase in legal, audit and compliance costs for the planned AgeX Distribution; a $0.7 million increase in license and related fees for patent prosecution and patent fees; a $0.7 million increase in noncash stock based compensation expense due to increases in stock option and RSU grants; and a $0.4 million increase in AgeX related costs, including LifeMap Sciences, incurred through August 29, 2018, the date before the AgeX Deconsolidation, primarily related to AgeX’s share of legal, audit and compliance costs for the planned AgeX Distribution. These increases were offset to some extent by a $0.5 million decrease in noncash shareholder expense recorded for certain Cell Cure warrants issued in July 2017; and decrease of $1.4 million in combined general and administrative expenses related to OncoCyte and LifeMap Solutions, shown in the table above.

General and administrative expenses include employee and director compensation allocated to general and administrative expenses, consulting fees other than those paid for science or research related consulting, facilities and equipment rent and maintenance related expenses, insurance costs allocated to general and administrative expenses, stock exchange-related costs, depreciation expense, marketing costs, legal, compliance and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

Other income and expenses, net

The following table shows the amount of other income and expenses, net, during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2018	2017	2018	2017
Other income and expenses, net
Interest income (expense), net	$174	$(10)	$278	$(729)
Gain on sale of equity method investment in Ascendance	-	-	3,215	-
Gain on deconsolidation of AgeX	78,511	-	78,511	-
Gain on deconsolidation of OncoCyte	-	-	-	71,697
Gain (loss) on equity method investment in OncoCyte at fair value	(734)	34,485	(31,550)	39,620
Loss on equity method investment in Asterias at fair value	(1,087)	(3,262)	(20,660)	(26,097)
Unrealized gain on marketable equity securities	23	-	635	-
Loss on extinguishment of related party convertible debt	-	(2,799)	-	(2,799)
Other income (expense), net	14	(143)	(649)	1,202
Total other income, net	$76,901	$28,271	$29,780	$82,894

Gain on sale of our significant ownership interest in, and deconsolidation, of AgeX – On August 30, 2018, we sold 14.4 million shares of our AgeX common stock to Juvenescence for $3.00 per share, or aggregate consideration of $43.2 million. Upon completion of the Juvenescence Transaction our ownership in AgeX decreased from 80.4% to 40.2% of AgeX’s issued and outstanding shares of common stock, and Juvenescence’s ownership in AgeX increased from 5.6% to 45.8% of AgeX’s issued and outstanding shares of common stock. As a result, on August 30, 2018, we experienced a loss of control of the AgeX subsidiary in accordance with GAAP and deconsolidated AgeX’s consolidated financial statements and consolidated results from ours. AgeX is currently an affiliate. In connection with the Juvenescence Transaction, we recorded a gain on deconsolidation of $78.5 million, which includes a gain on the sale of the AgeX shares of $39.2 million, during the three and nine months ended September 30, 2018, included in other income and expenses, net.

Beginning on August 30, 2018 and until the completion of the contemplated AgeX Distribution, we will account for our retained noncontrolling interest of AgeX common stock under the equity method of accounting because our 14,416,000 shares of AgeX common stock held, representing a 40.2% retained ownership interest, provides us the ability to exercise significant influence, but not control, over the operating and financial policies of AgeX. We have elected to account for our retained AgeX shares at fair value with subsequent changes in the fair value of AgeX common stock recognized as gains or losses in our consolidated statements of operations in other income and expenses, net. Since AgeX shares are not publicly traded, we estimated the fair value of AgeX common stock held to be $3.00 per share as of September 30, 2018, which was unchanged from the Juvenescence Transaction price on August 30, 2018. See Note 5 of our condensed consolidated financial statements included elsewhere in this Report for factors and assumptions used to estimate the fair value of AgeX common stock.

Unrealized gain (loss) on OncoCyte shares – We own 14.7 million shares of common stock of OncoCyte. We elected to account for our shares in OncoCyte at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. Our OncoCyte shares had a fair value of $36.7 million and $68.2 million as of September 30, 2018 and December 31, 2017, respectively, based on the closing price of OncoCyte common stock on the NYSE American of $2.50 per share and $4.65 per share on those respective dates. For the three months ended September 30, 2018, we recorded an unrealized loss of $0.7 million due to the decrease in OncoCyte’s stock price from June 30, 2018 to September 30, 2018, from $2.55 per share to $2.50 per share. For the nine months ended September 30, 2018, we recorded an unrealized loss of $31.6 million on the OncoCyte shares due to the decrease in OncoCyte’s stock price from December 31, 2017 to September 30, 2018 noted above.

For the three months ended September 30, 2017, we recorded an unrealized gain of $34.5 million due to the increase in OncoCyte’s stock price from June 30, 2017 to September 30, 2017 from $5.20 per share to $7.55 per share. For the nine months ended September 30, 2017, we recorded an unrealized gain of $39.6 million on the OncoCyte shares due to the increase in OncoCyte’s stock price from February 17, 2017 to September 30, 2017 from $4.85 per share to $7.55 per share. All share prices were determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates.

Unrealized loss on Asterias shares – We own 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. Our Asterias shares had a fair value of approximately $28.3 million and $48.9 million as of September 30, 2018 and December 31, 2017, respectively, based on the closing price of Asterias common stock on the NYSE American of $1.30 per share and $2.25 per share on those respective dates.

For the three months ended September 30, 2018, we recorded an unrealized loss of $1.1 million on the Asterias shares due to the decrease in Asterias’ stock price from June 30, 2018 to September 30, 2018 from $1.35 per share to $1.30 per share. For the nine months ended September 30, 2018, we recorded an unrealized loss of $20.7 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2017 to September 30, 2018 noted above.

For the three months ended September 30, 2017, we recorded an unrealized loss of $3.3 million on the Asterias shares due to the decrease in Asterias’ stock price from June 30, 2017 to September 30, 2017 from $3.55 per share to $3.40 per share. For the nine months ended September 30, 2017, we recorded an unrealized loss of $26.1 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2016 to September 30, 2017 from $4.60 per share to $3.40 per share. All share prices were determined based on the closing price of Asterias common stock on the NYSE American on the applicable dates.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market prices of our Asterias and OncoCyte shares, and changes in the fair value or market price of AgeX of common stock, which could significantly impact our net income or loss reported in our condensed consolidated statements of operations for each period.

Marketable equity securities – We account for the shares we hold in foreign equity securities as marketable equity securities, carried at fair market value on our consolidated balance sheets. Prior to January 1, 2018 and the adoption of ASU 2016-01 discussed in Note 2 to our condensed consolidated interim financial statements elsewhere in this Report, these securities were called “available-for-sale securities” and unrealized holding gains and losses, including changes in foreign currency exchange rates, were reported in other comprehensive income or loss, net of tax, and were a component of the accumulated other comprehensive income or loss on the consolidated balance sheets. Beginning on January 1, 2018, in accordance with our adoption of ASU 2016-01, all gains and losses we generate each period due to changes in fair market value, including changes in foreign currency exchange rates, from these securities are included in other income and expenses, net, in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, we recorded an unrealized gain of $23,000 and $0.6 million, respectively, due to the increase in fair market value of the marketable equity securities from December 31, 2017 to September 30, 2018.

Gain on sale of equity method investment in Ascendance – On March 23, 2018, Ascendance, AgeX’s equity method investee and BioTime’s former equity method investee, was acquired by a third party in a merger. AgeX received $3.2 million in cash for its Ascendance common stock from which we recognized a gain on sale for the same amount during the nine months ended September 30, 2018.

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

In July 2017, we purchased all of the outstanding Cell Cure convertible promissory notes held by other Cell Cure shareholders. Accordingly, net interest expense decreased substantially for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, as a significant portion of our consolidated interest expense was incurred from Cell Cure convertible promissory notes held by other Cell Cure shareholders prior to our purchase. We recognized a $2.8 million noncash loss on extinguishment of related party convertible in connection with the purchase of all of the outstanding Cell Cure Convertible Notes from HBL on July 10, 2017. For the nine months ended September 30, 2018, we recorded a noncash gain of $0.4 million for the decrease in the fair value of the Cell Cure Warrants included in other income and expenses, net. For the three months ended September 30, 2018, the change in the fair value of the Cell Cure Warrants was immaterial.

Interest income is primarily attributed to interest earned on money market funds during the periods presented, including the interest income earned on our Promissory Note from Juvenescence for the three and nine months ended September 30, 2018.

Gain on deconsolidation of OncoCyte – During the nine months ended September 30, 2017, we recorded an unrealized gain of $71.7 million in connection with the OncoCyte Deconsolidation on February 17, 2017.

Income Taxes

The deconsolidation of Asterias and OncoCyte financial statements from BioTime were not taxable transactions and did not create a current income tax payment obligation. The market values of the Asterias and OncoCyte shares we hold create a deferred tax liability to us based on the closing market prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the Asterias and OncoCyte shares that we hold is a source of taxable income to us that will more likely than not result in the realization of our deferred tax assets to the extent of those deferred tax liabilities. Because the deferred tax liabilities are determined based on the closing prices of those shares and, due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liabilities pertaining to Asterias and OncoCyte shares, measured as of the period end being reported, and the related impacts to the valuation allowance changes and deferred tax assets, are recorded in the interim period in which they occur. The income tax consequences of the AgeX Deconsolidation are discussed below.

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

The Juvenescence Transaction was a taxable event for us that resulted in a gross taxable gain of approximately $30.8 million, which we expect to be fully offset with available current year net operating losses (NOL) and NOL carryforwards, resulting in no net income taxes due. Although the AgeX Deconsolidation on August 30, 2018 was not a taxable transaction to us and did not result in a current tax payment obligation, the financial reporting gain on the AgeX Deconsolidation generated a deferred tax liability, primarily representing the difference between book and tax basis of AgeX common stock on the AgeX Deconsolidation date. We expect this deferred tax liability to be fully offset by a corresponding release of our valuation allowance on deferred tax assets, resulting in no income tax provision or benefit from the AgeX Deconsolidation. The deferred tax liabilities on our investments in OncoCyte and Asterias, combined with the estimated deferred tax liability generated by the fair value of our retained noncontrolling investment in AgeX, are considered to be sources of taxable income that will more likely than not result in the realization of its deferred tax assets to the extent of those deferred tax liabilities, thereby reducing the need for a valuation allowance.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. For federal and state income tax purposes, as a result of the deconsolidation of AgeX, Asterias and OncoCyte and the deferred tax liabilities generated from the fair values of AgeX, Asterias and OncoCyte shares from the respective deconsolidation dates, including the changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices, our deferred tax assets exceeded our deferred tax liabilities as of September 30, 2018 and December 31, 2017. As a result, we established a full valuation allowance as of September 30, 2018 and December 31, 2017 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Accordingly, we did not record any provision or benefit for income taxes for the three and nine months ended September 30, 2018.

As of September 30, 2017, our federal deferred tax liabilities exceeded our deferred tax assets by $4.8 million, reflecting the Asterias and OncoCyte deferred tax liabilities generated on and after the respective dates of the Asterias Deconsolidation and the OncoCyte Deconsolidation, and changes to those deferred tax liabilities due to changes in the Asterias and OncoCyte stock prices through September 30, 2017. Accordingly, as of September 30, 2017, for federal income tax purposes, we released our entire valuation allowance and recognized a federal deferred income tax expense of $4.8 million during the three and nine months ended September 30, 2017.

For state income tax purposes, we established a full valuation allowance on our state deferred tax assets for all periods presented and, accordingly, no state tax provision or benefit was recorded for any period presented.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of Asterias and OncoCyte shares, including any changes in the fair value of our AgeX shares, from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period. Furthermore, the planned AgeX Distribution will be a taxable event to us. The amount of income tax obligation, if any, that we may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies including, but not limited to, the completion of the distribution, the amount and availability of U.S. net operating losses generated by us to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date.

See Note 16 to our condensed consolidated financial statements for the definitive merger agreement entered into by BioTime and Asterias on November 7, 2018, for BioTime to acquire the remaining ownership interest in Asterias. If the merger is completed and is deemed to be a change of control, as defined by Internal Revenue Code Section 382, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against Asterias’ taxable income in future periods.

Liquidity and Capital Resources

At September 30, 2018, we had $21.4 million of cash, cash equivalents, and marketable equity securities on hand, and a receivable from Juvenescence of $10.8 million that was paid on November 2, 2018. We also hold Asterias shares valued at approximately $28.3 million and OncoCyte shares valued at $36.7 million as of September 30, 2018, that we may use for liquidity, as necessary and as market conditions allow. BioTime has no present plan to liquidate its holdings of Asterias or OncoCyte shares. The market values shown may not represent the amounts that could be realized in a sale of Asterias or OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

If the Juvenescence Promissory Note, discussed in Note 3 to our condensed consolidated financial statements, is converted to Juvenescence common stock prior to its maturity date, the Juvenescence common stock may be a marketable security that BioTime may use to supplement its liquidity, as needed. If the Promissory Note is not converted, it is payable in cash, plus accrued interest, at maturity. There can be no assurance that the Promissory Note will be converted prior to maturity.

On November 5, 2018, AgeX filed Amendment No. 4 to its Registration Statement on Form 10 with the SEC in connection with the planned AgeX Distribution. If the AgeX Distribution is completed, currently planned for November 28, 2018, AgeX will become a public company and we will continue to hold a minor interest in AgeX common stock that may be a source of additional liquidity to us as a marketable equity security. The AgeX Distribution is subject to numerous conditions, including the SEC declaring AgeX’s Registration Statement on Form 10 effective. There can be no assurance that the AgeX Distribution will be completed.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiary AgeX, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2018, we had a consolidated accumulated deficit of $216.9 million, working capital of $32.4 million and consolidated shareholders’ equity of $169.6 million. We have evaluated the projected cash flows for BioTime and our subsidiaries and we believe that our $32.2 million in cash, cash equivalents, marketable equity securities and the Juvenescence receivable (which was collected on November 2, 2018), and the combined value of $65.0 million in Asterias and OncoCyte shares, as of September 30, 2018, provide sufficient cash, cash equivalents, and liquidity to carry out our current operations through at least twelve months from the issuance date of the condensed consolidated interim financial statements included elsewhere in this Report.

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

On November 7, 2018, we announced that we entered into a definitive agreement to acquire the remaining ownership interest in Asterias Biotherapeutics, Inc. in a stock-for-stock transaction pursuant to which Asterias shareholders will receive 0.71 shares of BioTime common share for every share of Asterias common stock. As discussed in Note 7 to our condensed consolidated financial statements included elsewhere in this Report, as of September 30, 2018, we own approximately 39% of Asterias’ issued and outstanding common stock and account for Asterias as an equity method investment. The completion of the merger is expected to be in the first quarter of 2019 and is subject to a number of conditions, including the approval by the shareholders of each of BioTime and Asterias and the satisfaction of other customary closing conditions.

If the merger is completed, Asterias will cease to exist as a public company and accordingly our shares of Asterias common stock will not be a source of possible liquidity to us, we will own all of the outstanding shares of Asterias’ common stock and we will consolidate Asterias’ operations and results with our operations and consolidated results beginning on the consummation date of the merger. If the merger is completed, we expect to incur significant costs in connection with consummating the merger and integrating the operations of Asterias. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to legal, accounting and other transaction fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed. Moreover, under specified circumstances, the merger agreement requires either party to pay the other a termination fee of $2.0 million if the merger is not consummated or, under specified circumstances, an expense reimbursement of $1.5 million which will be credited against the termination fee. The unavailability or inadequacy of financing to meet future capital needs could force us to further modify, curtail, delay, or suspend some or all aspects of planned operations.

We cannot assure that adequate future financing will be available on favorable terms, if at all, when needed. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of present shareholders.

As discussed in Note 14 to our condensed consolidated interim financial statements included elsewhere in this Report, the AgeX Distribution will be a taxable event to us. The amount of income tax obligation, if any, that we may incur in connection with the AgeX Distribution is not estimable at this time since the tax obligation depends on numerous factors and contingencies, including, but not limited to, the completion of the AgeX Distribution, the amount and availability of U.S. net operating losses generated by us to offset any taxable gain as a result of the AgeX Distribution, and the value of AgeX common stock on the distribution date.

Cash flows used in operating activities

During the nine months ended September 30, 2018, our total research and development expenses, including $0.8 million in nonrecurring acquired in-process research and development expenses, were $18.0 million and our general and administrative expenses were $17.6 million. Net loss attributable to BioTime for the nine months ended September 30, 2018 amounted to $1.0 million. Net cash used in operating activities during the nine months ended September 30, 2018 amounted to $25.0 million. The difference between the net loss attributable to us and net cash used in operating activities during the nine months ended September 30, 2018 was primarily attributable to the following noncash items: $78.5 million gain on sale of AgeX shares and the deconsolidation of AgeX; $31.6 million unrealized loss on our equity method investment in OncoCyte at fair value; $20.7 million unrealized loss on our equity method investment in Asterias at fair value; stock-based compensation expense of $3.4 million; depreciation and amortization expense of $2.5 million; $0.8 million for acquired in-process research and development; a $3.2 million gain on the disposition of AgeX’s Ascendance common stock; and $1.0 million in unrealized gains combined from the decrease in fair value of the Cell Cure Warrants and increase in the fair market value of our marketable equity securities. Changes in working capital impacted our cash used in operations by $0.6 million as a net use of cash.

Cash flows provided by investing activities

During the nine months ended September 30, 2018, we generated $2.0 million in net cash provided by investing activities primarily due to the following items: $10.8 million first installment proceeds from the sale of our AgeX shares in the Juvenescence Transaction; and $3.2 million in cash proceeds from the disposition of AgeX’s Ascendance common stock, offset by a $9.7 million deconsolidation of AgeX cash and cash equivalents as part of the AgeX Deconsolidation; a $1.9 million payment for the acquisition of in-process research and development assets, which includes a $1.1 million cash payment by AgeX to Escape Therapeutics, Inc. on August 13, 2018 and $0.8 million cash payment by AgeX to Ascendance in March 2018, prior to the AgeX Deconsolidation; and $0.4 million used to purchase equipment and other fixed assets.

Cash flows provided by financing activities

During the nine months ended September 30, 2018, we generated $5.7 million in net cash from financing activities. The primary components were $5.0 million in proceeds to AgeX from the sale of shares of its common stock to Juvenescence and $1.0 million in proceeds to AgeX from the sale of AgeX warrants to investors. These amounts were partially offset by $0.3 million in lease liability and capital lease obligation repayments.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our qualitative and quantitative market risk since the disclosures in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, except as follows:

Equity Method Accounting for AgeX, Asterias and OncoCyte shares at fair value

We account for our AgeX, Asterias and OncoCyte shares using the equity method of accounting fair value option. The value of the Asterias and OncoCyte shares is subject to changes in the stock prices. Asterias and OncoCyte common stock trade on the NYSE American under the ticker symbols “AST” and “OCX”, respectively. As of September 30, 2018, the 52-week high/low closing stock price per share range for Asterias was $1.25 to $3.60, and for OncoCyte was $1.25 to $7.40. Although the AgeX shares are not publicly traded, the value of those shares is subject to fluctuations, including from market and operational business factors, that may significantly impact our consolidated balance sheet and consolidated statements of operations, including with respect to the AgeX shares we will continue to hold after we complete the planned AgeX Distribution.

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

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our proposed operations, business prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. In addition to the risks described below and the risk factors found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, you should carefully consider all of the other information included in this Report and in that Annual Report, as well as our other publicly available filings with the SEC, and AgeX’s Registration Statement on Form 10, as amended.

We have incurred operating losses since inception and we do not know if we will attain profitability.

Our operating losses for the nine months ended September 30, 2018 and for the fiscal years ended December 31, 2017 and 2016, were $31.6 million, $38.9 million and $59.0 million, respectively, and we had an accumulated deficit of $216.9 million as of September 30, 2018. We have primarily financed our operations through sales of equity securities, the sale of common stock of our former subsidiary AgeX, licensing fees, royalties on product sales by our licensees, research grants, and subscription fees and advertising revenue from database products. For periods after the AgeX Deconsolidation, we will no longer recognize revenues from subscription fees and advertising revenue from LifeMap Sciences’ database products. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our and our subsidiaries’ success in developing and marketing or licensing products and technology.

We will spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.

We are attempting to develop new medical products and technology. None of our experimental products and technologies has received regulatory approval for commercialization. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. The experimentation we are doing is costly, time consuming, and uncertain as to its results. We incurred research and development expenses amounting to $17.2 million during the nine months ended September 30, 2018, and $24.0 million and $36.1 million during the fiscal years ended December 31, 2017 and 2016, respectively. If we are successful in developing a new technology or products, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require the expenditure of large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, will be very expensive and will take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with other companies. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on the sale of products rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we and our subsidiaries can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of money we have.

At September 30, 2018, we had $21.4 million of cash, cash equivalents, and marketable equity securities on hand, and a receivable from Juvenescence of $10.8 million that was paid on November 2, 2018. Although we have raised a total of approximately $21.6 million of proceeds through the sale of a significant portion of our AgeX shares, there can be no assurance that we or our subsidiaries will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us or our subsidiaries to develop and market our products and technology. Unless we and our subsidiaries are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues or additional equity investment or borrowing.

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

We are currently authorized to issue an aggregate of 252,000,000 shares of capital stock consisting of 250,000,000 common shares and 2,000,000 “blank check” preferred shares. As of September 30, 2018, there were 126,884,470 issued and outstanding common shares, 11,438,000 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans; and 825,000 common shares reserved for issuance upon the lapse of restricted stock units (RSUs) under our Equity Incentive Plan.

The operation of some of our subsidiaries has been financed in part through the sale of capital stock and warrants in those subsidiaries to private investors. Sales of additional subsidiary shares could reduce our ownership interest in the subsidiaries, and correspondingly dilute our shareholder’s ownership interests in our consolidated enterprise. Certain subsidiaries also have their own stock option plans and the exercise of subsidiary stock options or the sale of restricted stock under those plans would also reduce our ownership interest in the subsidiaries, with a resulting dilutive effect on the ownership interest of our shareholders in our consolidated enterprise.

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

We cannot be sure of the market value of the shares of our common stock to be issued upon completion of the merger.

The market value of our common stock at the time of the merger may vary significantly from the price on the date the merger agreement was executed, and the date on which the vote on the merger takes place. The market value of our common stock issued in the merger and the Asterias common stock surrendered in the merger may be higher or lower than the values of these shares on any date prior to the closing date of the transaction. All of the merger consideration to be received by Asterias stockholders will be in shares of our common stock, which will result in substantial dilution to our shareholders.

The merger agreement has set the exchange ratio at 0.71 shares of BioTime common stock for every one share of Asterias common stock. Any changes in the market price of BioTime common stock or Asterias common stock before the closing of the merger will not affect the number of shares Asterias securityholders will be entitled to receive pursuant to the merger agreement. Therefore, if before the closing of the merger the market price of BioTime common stock declines from the market price on the date of the merger agreement, then Asterias stockholders could receive merger consideration with substantially lower value. Similarly, if before the closing of the merger the market price of BioTime common stock increases from the market price on the date of the merger agreement, then Asterias stockholders could receive merger consideration with substantially more value for their shares of Asterias capital stock than the parties had negotiated for in the establishment of the exchange ratio. Because the exchange ratio does not adjust as a result of changes in the value of BioTime common stock, for each one percentage point that the market value of BioTime common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to Asterias stockholders.

Changes in the market prices of our common stock may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, capital requirements, regulatory considerations, governmental actions, and legal proceedings and developments. Market assessments of the benefits of the merger, the likelihood that the merger will be completed, and general and industry-specific market and economic conditions may also have an effect on the market price of our common stock. Changes in the market price of our common stock may also be caused by fluctuations and developments affecting domestic and global securities markets. Neither BioTime nor Asterias is permitted to terminate the merger agreement solely because of changes in the market price of either party’s respective common stock price.

As a result, the market value of our common stock may vary significantly from the date of the execution of the merger agreement to the date of the completion of the merger. There is no assurance that the merger will be completed, that there will not be a delay in the completion of the merger or that all or any of the anticipated benefits of the merger will be obtained. In addition, we have no commitments or assurances that Asterias stockholder recipients will retain their post-closing ownership interest in our common stock which may result in significant volatility.

Failure to successfully combine the businesses of BioTime and Asterias in the expected time frame may adversely affect our future results.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of BioTime and Asterias. To realize these anticipated benefits, the businesses of BioTime and Asterias must be successfully combined. Our management may face significant challenges in consolidating the functions of BioTime and Asterias, integrating the technologies, organizations, procedures, policies and operations, as well as integrating the different business cultures of the two companies, prioritizing the scientific and clinical programs and retaining key personnel. If we are unable to successfully integrate the Asterias business, the anticipated benefits of the merger may not be realized fully or at all, may require significant investment to achieve the benefits or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may also disrupt each company’s ongoing businesses and/or adversely affect our relationships with employees, regulators and others with whom we have business or other dealings.

Integrating the companies may divert management’s attention away from our operations.

Successful integration of BioTime’s and Asterias’ operations, products and personnel may place a significant burden on BioTime’s management and its internal resources, following the completion of the merger. The diversion of management attention and any difficulties encountered in the transition and integration process could harm BioTime’s business, financial condition, operating results and evaluating strategic actions.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and programs in development may have an adverse effect on our business. These uncertainties may impair our ability to retain and motivate key personnel and could cause third parties that deal with us to defer entering into contracts with us or making other decisions concerning us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the merger, our business could be harmed. In addition, we may not undertake certain strategic decisions or actions pending the approval of the merger. These delays may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Failure to complete the merger could negatively impact our stock price, business and financial results.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

●	we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as significant fees and expenses relating to legal, accounting, financial advisory and printing fees;

●	under the merger agreement, we are subject to certain restrictions to conduct our business in the ordinary course prior to completing the merger which may adversely affect our ability to execute certain of our business strategies; and
●	matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to our business.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets. We also could be subject to litigation related to a failure to complete the merger or to enforce our obligations under the merger agreement. If the merger is not consummated, we cannot assure you that the risks described will not materially affect our business, financial results and stock price.

If the conditions to the merger are not met, the merger may not occur.

The merger agreement specifies certain conditions must be satisfied or waived to complete the merger. BioTime cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or will be delayed, and BioTime may lose some or all of the intended benefits of the merger.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either BioTime or Asterias can refuse to complete the merger if there is a material adverse change affecting the other party between November 7, 2018, the date of the merger agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on BioTime or Asterias, including:

●	conditions in the industries in which BioTime and Asterias operate;
●	general economic conditions in the United States or any other country;
●	conditions in the securities markets, credit markets, currency markets or other financial markets in the United States or any other country;
●	political conditions in the United States or any other country or acts of war, sabotage or terrorism in the United States or any other country;
●	earthquakes, hurricanes, tsunamis, tornadoes, floods, mudslides, wild fires or other natural disasters, weather conditions and other force majeure events in the United States or any other country;
●	changes in law or other legal or regulatory conditions or changes in GAAP or other accounting standards;
●	changes in stock price or the trading volume of BioTime’s or Asterias’ stock, or any failure by BioTime or Asterias to meet any public estimates or expectations of Asterias’ revenue, earnings or other financial performance or results of operations for any period, but not, in each case, the underlying cause of such changes or failures;
●	effects directly resulting from the announcement of the merger agreement or the pendency of the merger, including any loss of employees of Asterias and/or BioTime; and
●	either Asterias or BioTime taking any action explicitly contemplated by the merger agreement (except certain actions taken in the ordinary course of Asterias’ or BioTime’s business).

If adverse changes occur and BioTime and Asterias still complete the merger, the combined company stock price may suffer. This in turn may reduce the value of the merger.

We will incur significant transaction and merger-related transition costs in connection with the merger.

We expect to incur significant, non-recurring costs in connection with consummating the merger and integrating the operations of Asterias. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur additional significant fees and expenses relating to legal, accounting and other transaction fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.

Moreover, under specified circumstances, the merger agreement requires either party to pay the other a termination fee of $2.0 million if the merger is not consummated or, under specified circumstances, an expense reimbursement of $1.5 million, which will be credited against the termination fee.

We must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the merger, and failure to do so could negatively affect our business.

For the merger to be successful, during the period before the merger is completed, we must continue to retain, motivate and recruit executives and other key employees. Moreover, the combined company must be successful at retaining and motivating key employees following the completion of the merger. Experienced employees in the industries in which we operate are in high demand and competition for their talents can be intense. Employees of both BioTime and Asterias may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. The potential distractions of the merger may adversely affect our ability to retain, motivate and recruit executives and other key employees and keep them focused on applicable strategies and goals. Our failure to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the merger could have a negative impact on our business.

Our ability to use our net operating loss carryforwards (NOLs) may be limited.

Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Calculations pursuant to Section 382 of the Internal Revenue Code can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

The combined company may need to raise additional capital by issuing securities or debt or through licensing arrangements, which may cause dilution to the combined company’s shareholders or restrict the combined company’s operations or proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s shareholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Numbers	Description

3.1	Restated Articles of Incorporation, as amended (1)

3.2	By-Laws, as amended (2)

10.1	Stock Purchase Agreement, dated August 30, 2018, between BioTime, Inc., AgeX Therapeutics, Inc. and Juvenescence Limited (3)

10.2	Convertible Promissory Note, dated August 30, 2018 (3)

10.3	Shareholder Agreement, dated August 30, 2018 between BioTime, Inc. and Juvenescence Limited (3)

10.4	Employment Agreement, dated September 17, 2018, between BioTime, Inc. and Brian M. Culley (4)

10.5	Transition Agreement, dated September 17, 2018, between BioTime, Inc. and Aditya P. Mohanty (4)

10.6	Transition Agreement, dated September 17, 2018, between BioTime, Inc. and Michael D. West (4)

31	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification*

101	Interactive Data Files

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to BioTime’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2018.

(2)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2017.

(3)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2018.

(4)	Incorporated by reference to BioTime’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2018.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: November 8, 2018	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Date: November 8, 2018	/s/ Russell L. Skibsted
Russell L. Skibsted
Chief Financial Officer

