Form 10-K/A
period 2018-12-31
BIOTIME INC
filed 2019-04-30
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Securities registered under Section 12(b) of the Act: None

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

The number of common shares outstanding as of April 22, 2019 was 149,642,861.

Documents Incorporated by Reference

None.

BioTime, Inc.

Form 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of BioTime, Inc. (the “Original Filing”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019 (the “Original Filing Date”). This Amendment is being filed to amend (i) Part III of the Original Filing to include the information required by Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of our fiscal year ended December 31, 2018, and (ii) Part IV of the Original Filing to add new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act.

In addition, we are including the audited financial statements of OncoCyte Corporation (“OncoCyte”) for the year ended December 31, 2018 which were included in OncoCyte’s Annual Report on Form 10-K filed with the SEC on April 1, 2019. As a smaller reporting company, we are required to comply with Article 8 of Regulation S-X, accordingly, the OncoCyte financial statements are not being provided pursuant to Rule 3-09 of Regulation S-X.

Because no financial statements of the registrant have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the filing of the Original Filing. In addition, this Amendment does not reflect events that may have occurred after the Original Filing Date.

References to “BioTime”, “Company,” “we” and “our” means BioTime, Inc. and its subsidiaries and affiliates unless the context otherwise indicates.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names, ages, board committee assignments, tenure, and certain biographical information of each of the members of our Board of Directors (our “Board”) as of April 26, 2019.

Name	Age	Committees	Director Since
Alfred D. Kingsley	76	None	July 2009
Deborah Andrews	61	Audit*, Compensation	April 2014
Don M. Bailey	73	None	March 2019
Neal C. Bradsher, CFA	53	Nominating & Corporate Governance*	July 2009
Brian M. Culley	48	None	September 2018
Stephen C. Farrell	54	Audit, Compensation, Nominating & Corporate Governance	March 2013
Michael M. Mulroy	53	None	October 2014
Cavan Redmond	58	Compensation*, Nominating & Corporate Governance	February 2018
Angus C. Russell	63	Audit	December 2014

* Committee chairperson

Alfred D. Kingsley. Mr. Kingsley has been Chairman of our Board since July 2009. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt Corp. served as our financial advisor from 1998 until June 30, 2009. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley also serves as a director of OncoCyte Corporation. Mr. Kingsley holds a BS degree in economics from the Wharton School of the University of Pennsylvania, and a J.D. degree and LLM in taxation from New York University Law School. Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations. Mr. Kingsley developed an intimate knowledge of our business in his role as our financial advisor before he joined our Board. Mr. Kingsley has been instrumental in structuring our equity and debt financings, and in the transition of our business focus into the field of stem cell technology, and the business acquisitions that have helped us expand the scope of our business.

Deborah Andrews. Ms. Andrews has served as Chief Financial Officer of STAAR Surgical Company since 2017 after serving as Vice President, Chief Accounting Officer since 2013. Ms. Andrews also served as STAAR Surgical’s Vice President, Chief Financial Officer from 2005 to 2013, as its Global Controller from 2001 to 2005, and as its Vice President, International Finance from 1999 to 2001. Ms. Andrews previously worked as a senior accountant for a major public accounting firm. Ms. Andrews holds a B.S. degree in Accounting from California State University at San Bernardino. Ms. Andrews brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior financial and accounting executive of a public medical device company during a period of significant growth.

Don M. Bailey. Mr. Bailey previously served as a director and Chairman of Asterias Biotherapeutics, Inc. since February 2016. Mr. Bailey served as President and Chief Executive Officer of Questcor Pharmaceuticals, Inc. from November 2007 until Questcor was acquired by Mallinckrodt plc in August 2014. He was also a director of Mallinckrodt plc from August 2014 to March 2016, and during this time he was the Chairman of its portfolio committee. He initially joined the Questcor board of directors in 2006 as an independent director and chairman of its audit committee. From August 2016 to November 2017, Mr. Bailey served as a director of OncoCyte, a clinical-stage diagnostics company focused on novel, non-invasive blood-based tests for the early detection of cancer. From June 2015 until May 2016, Mr. Bailey was also an independent director and chairman of the audit committee of Biotie Therapeutics Corp., a clinical-stage pharmaceutical company headquartered in Turku, Finland. Mr. Bailey was an independent director and the non-executive chairman of the board of directors of STAAR Surgical Company from April 2005 until January 2014 and a member of its board until June 2014. Mr. Bailey served on its audit committee and was chair of its nominating and corporate governance committee. STAAR Surgical Company is a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Bailey was the chairman of the board of directors of Comarco, Inc., a defense services company transformed into a wireless communication products company, from 1998 until 2007, where he served as chief executive officer from 1991 until 2000. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California, and an M.B.A. from Pepperdine University. Mr. Bailey has also served as a board member on several non-profit and academic enterprises. Mr. Bailey serves on the board of the Business School at Chapman University in Orange, CA and is a founding board member of the University of California Irvine’s (UCI) Applied Innovation Institute. Mr. Bailey brings to our Board significant knowledge of the pharmaceuticals industry and extensive experience as an executive and board member of publicly traded pharmaceutical companies.

Neal C. Bradsher, CFA. Mr. Bradsher has been President of Broadwood Capital, Inc., a private investment firm, since 2002. Mr. Bradsher holds a B.A. degree in economics from Yale College and is a Chartered Financial Analyst. Mr. Bradsher was a director of Questcor Pharmaceuticals, Inc., from March 2004 until August 2014, when Questcor was acquired by Mallinckrodt plc. Questcor was a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders. Mr. Bradsher brings to our Board a wealth of experience in finance, management, and corporate governance attained through his investments in other companies, including companies in the pharmaceutical, medical device, medical diagnostics, health care services, and health care information systems sectors. He has worked with several health care companies to improve their management and governance. Entities that Mr. Bradsher controls have invested in most of BioTime’s financing transactions over the last several years. Mr. Bradsher is the president of the general partner of Broadwood Partners, L.P., currently our largest shareholder.

Brian M. Culley. Mr. Culley joined BioTime as CEO in September 2018. Prior to joining BioTime, Mr. Culley served from August 2017 to September 2018 as interim chief executive officer at Artemis Therapeutics, Inc. Mr. Culley previously served as chief executive officer of Mast Therapeutics, Inc. (“Mast”), from February 2010, and was also a member of its board of directors from December 2011, until Mast’s merger with Savara, Inc. in April 2017. Mr. Culley served from January 2007 to February 2010 as Mast’s Chief Business Officer and Senior Vice President, from February 2006 to January 2007 as Mast’s Senior Vice President, Business Development, and from December 2004 to February 2006 as Mast’s Vice President, Business Development. From 2002 until 2004, Mr. Culley was Director of Business Development and Marketing for Immusol, Inc. From 1999 until 2000, he worked at the University of California, San Diego (UCSD) Department of Technology Transfer & Intellectual Property Services and from 1996 to 1999 he conducted drug development research for Neurocrine Biosciences, Inc. Mr. Culley has more than 25 years of business and scientific experience in the life sciences industry. He received a B.S. in biology from Boston College, a masters in biochemistry and molecular biology from the University of California, Santa Barbara, and an M.B.A. from The Johnson School of Business at Cornell University. Mr. Culley brings to our Board significant knowledge of the biotech industry and extensive experience as an executive and board member of publicly traded pharmaceutical companies.

Stephen C. Farrell. Mr. Farrell currently serves as Chief Executive Officer and Director of Convey Health Solutions (formerly known as NationsHealth, Inc.), a healthcare business process outsourcing company headquartered in Fort Lauderdale, Florida. Convey Health Solutions utilizes both technology and staff to manage end-to-end insurance processes for business clients. Before joining Convey Health Solutions in 2011, he served as President of PolyMedica Corporation, a publicly traded provider of diabetes supplies and related services that was acquired in 2007 by Medco Health Solutions. During his eight-year tenure at PolyMedica, Mr. Farrell served as its President, Chief Operating Officer, and as Chief Financial Officer, Chief Compliance Officer, and Treasurer. Mr. Farrell previously served as Executive Vice President and Chief Financial Officer of Stream Global Services, Inc., a business process outsourcing company. Earlier in his career, Mr. Farrell served as Senior Manager at PricewaterhouseCoopers LLP. Mr. Farrell holds an A.B. from Harvard University, and an M.B.A. from the Darden School at the University of Virginia. Mr. Farrell served on the board and was chairman of the Audit Committee of Questcor Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders from November 2007 to until August 2014, when Questcor was acquired by Mallinckrodt plc. Mr. Farrell also currently serves as a director of STAAR Surgical Company, a designer and developer of implantable lenses for the eye. Mr. Farrell brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior executive of a public healthcare company during a period of significant growth.

Michael H. Mulroy. Mr. Mulroy served as the Chief Executive Officer and a member of the Board of Directors of Asterias Biotherapeutics, Inc., a publicly traded biotechnology company from June 2017 to March 2019. Prior to joining Asterias, Mr. Mulroy served as a Senior Advisor to CamberView Partners, LLC, which assists companies in connection with investor engagement and complex corporate governance issues. Mr. Mulroy served until September 2014 as Executive Vice President - Strategic Affairs and General Counsel of the Autoimmune and Rare Diseases Business Unit of Mallinckrodt plc following its acquisition of Questcor Pharmaceuticals, Inc. in August 2014. Mr. Mulroy was appointed Executive Vice President, Strategic Affairs and General Counsel and Corporate Secretary of Questcor during February 2014, having previously served as Chief Financial Officer, General Counsel and Corporate Secretary since January 2011. From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004, and represented Questcor and other publicly-traded companies. From 1997 to 2003, Mr. Mulroy was an investment banker at Citigroup and Merrill Lynch. Mr. Mulroy also serves on the Board of Directors of Agex Therapeutics, Inc., a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging. He is also a member of the Board of Trustees of the Pegasus School, an independent primary school in Orange County, California. From July 2011 to August 2014, Mr. Mulroy served as a member of the Board of Directors of Comarco, Inc., which developed and designed innovative technologies and intellectual property used in power adapters. Mr. Mulroy earned his J.D. degree from the University of California, Los Angeles and his B.A. (Economics) from the University of Chicago. Mr. Mulroy brings to our Board his experience as the chief executive officer of a publicly-traded biotechnology company and member of a senior management team of a larger biopharmaceutical company that experienced a period of rapid growth. Mr. Mulroy also brings to our Board his experience in corporate finance and investor relations.

Cavan Redmond. Mr. Redmond is a seasoned healthcare strategist, who has held a number of global leadership positions. He currently is a partner at Zarsy, LLC. His global leadership roles include: CEO of WebMD Health Corp., where he oversaw cost rationalizations and streamlined operations to position the company for growth; Senior Vice President and Group President, Pfizer Diversified Businesses. The Diversified Business included Animal Health, Consumer Healthcare, Capsugel and Nutrition. While at Pfizer he also became the head of Corporate Strategy. While at Wyeth he was the first EVP and General Manager Wyeth Biopharma and President of Wyeth Consumer Healthcare. Mr. Redmond also serves as a director of OncoCyte Corporation and he is currently a member of the Board of Directors for the Arthritis Foundation, where he has served since 2014. Mr. Redmond holds a MAS degree from Johns Hopkins University and a BA from the University of Maryland at College Park. He was a 2012 recipient of The Johns Hopkins University Distinguished Alumnus Award. Mr. Redmond brings to our Board significant knowledge of the pharmaceuticals industry and extensive experience as an executive and board member of publicly traded companies.

Angus C. Russell. Mr. Russell served as the Chief Executive Officer of Shire plc, a biopharmaceutical company, from June 2008 to April 2013. Mr. Russell served as the Chief Financial Officer of Shire from 1999 to 2008 and also served as its Principal Accounting Officer and Executive Vice President of Global Finance. Prior to joining Shire, Mr. Russell served at ICI, Zeneca and AstraZeneca for 19 years, most recently as Vice President of Corporate Finance at AstraZeneca plc. He is a Chartered Accountant, having qualified with Coopers & Lybrand (now PriceWaterhouseCoopers LLP). Mr. Russell also serves as Chairman of the Board of Directors of Mallinckrodt plc and Revance Therapeutics, Inc. and a director of Therapeutics MD, Inc. Mr. Russell previously served as a director of Shire plc, Questcor Pharmaceuticals, Inc. until it was acquired by Mallinckrodt plc in August 2014, and InterMune, Inc. prior to its acquisition by Roche Holdings, Inc. during September 2014. Mr. Russell brings to our Board numerous years of experience as a Chief Executive Officer of an international publicly traded specialty biopharmaceutical company and his substantial experience as an officer and director in the specialty pharmaceutical industry.

Executive Officers

Set forth below are the names, ages, offices held, tenure, and certain biographical information of each of our executive officers as of April 26, 2019.

Name	Age	Offices	Officer Since
Brian M. Culley	48	CEO and Director	September 2018
Brandi L. Roberts	45	Chief Financial Officer and Secretary	January 2019
Edward D. Wirth, III, M.D., Ph.D.	54	Chief Medical Officer	March 2019
Gary S. Hogge, D.V.M., Ph.D.	51	Senior Vice President of Clinical & Medical Affairs	March 2019

Mr. Culley’s biographical information is included above with those of the other members of our Board.

Brandi L. Roberts. Ms. Roberts joined BioTime as CFO in January 2019. Prior to joining BioTime, Ms. Roberts served from August 2017 to January 4, 2019 as Chief Financial Officer at REVA Medical, Inc. Ms. Roberts previously served as Chief Financial Officer at Mast Therapeutics, Inc., a publicly traded US-based biopharmaceutical company, from January 2013 to April 2017, having served as its Senior Vice President, Finance from March 2011 to January 2013. Previously, she held senior positions at Alphatec Spine, Artes Medical, Stratagene and Pfizer. Ms. Roberts brings more than 23 years of public accounting and finance experience, including 20 years at publicly traded pharmaceutical, medical technology, and life science companies to her position. Ms. Roberts is a certified public accountant with the State of California and received her B.S. in Business Administration from the University of Arizona and her M.B.A. from the University of San Diego. She also currently serves as Chair of the Southern California Chapter of the Association of Bioscience Financial Officers.

Edward D. Wirth, III, M.D., Ph.D. Dr. Wirth has been our Chief Medical Officer since March 2019. Prior to joining BioTime, he held the roles of Chief Translational Officer and Chief Medical Officer at Asterias Biotherapeutics, Inc. since March 2013. Dr. Wirth previously served as Chief Science Officer at InVivo Therapeutics Corporation from 2011 to 2012. From 2004 to 2011, Dr. Wirth served as Medical Director for Regenerative Medicine at Geron, where he led the world’s first clinical trial of a human embryonic stem cell derived product, GRNOPC1 in patients with subacute spinal cord injuries. Dr. Wirth held academic appointments at Rush-Presbyterian St. Luke’s Medical Center and at the University of Chicago from 2002 to 2004, and was a member of the faculty of the University of Florida from 1996 to 2002. Dr. Wirth received his Ph.D. and M.D. from the University of Florida in 1992 and 1994, respectively.

Gary Hogge, D.V.M., Ph.D. Dr. Hogge joined BioTime as our Senior Vice President of Clinical and Medical Affairs in February 2018. Dr. Hogge has nearly 20 years of experience developing and supporting the commercialization of a number of products over a broad range of therapeutic areas. Dr. Hogge has held a variety of roles of increasing responsibility across multiple therapeutic areas in both clinical development and medical affairs. Previously Gary was the Vice President of Medical Affairs at Questcor Pharmaceuticals and before that held multiple leadership roles in both clinical development and medical affairs at Elan Pharmaceuticals including responsibility for the global clinical development of Tysabri® (natalizumab) in Crohn’s disease and multiple sclerosis, and for building and leading the medical affairs function. He served as medical director following the approval and launch of Tysabri. Prior to those accomplishments, he worked in clinical development for Ceplene® (histamine dihydrochloride) at Maxim Pharmaceuticals and in the immunology research and development group at Pfizer. Dr. Hogge obtained his bachelor’s degree and D.V.M. from Colorado State University, his M.S. and Ph.D. from the University of Wisconsin-Madison and was a visiting scientist at the Queensland Institute of Medical Research QIMR in Brisbane, Australia.

Family Relationships; Arrangements; Legal Proceedings

There are no family relationships among any of our directors and executive officers. There are no arrangements or understandings with another person under which our directors and officers was or is to be selected as a director or executive officer. Additionally, none of our directors or executive officers is involved in any legal proceeding that requires disclosure under Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of Exchange Act requires our directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other BioTime equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from reporting persons, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2018, except that one Form 3 was filed late by Cavan Redmond.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.biotimeinc.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Board of Directors has determined that each member of the Audit Committee—Ms. Andrews, Mr. Farrell and Mr. Russell —is able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. Our Board of Directors has also determined that Ms. Andrews and Mr. Russell qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K. Ms. Andrews’ expertise is based on her experience as Chief Financial Officer and other financial roles of STAAR Surgical Company and as a senior accountant at a major accounting firm. Mr. Russell’s expertise is based on his experience as the Chief Executive Officer and Chief Financial Officer of Shire plc, a biopharmaceutical company. Additionally, each member of the audit committee meets the independent requirements contemplated by Rule 10-3A under the Exchange Act.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last described in our proxy statement filed with the SEC on May 1, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Overview

The members of the Compensation Committee are Cavan Redmond (Chair), Deborah Andrews and Stephen C. Farrell. The Compensation Committee oversees our compensation and employee benefit plans and practices, including executive compensation arrangements and incentive plans and awards of stock options and other equity-based awards under our Equity Incentive Plan. The Compensation Committee recommends to our Board of Directors the terms and amount of executive compensation and grants of equity-based awards to executives, key employees, consultants, and independent contractors. The Chief Executive Officer may make recommendations to the Compensation Committee concerning executive compensation and performance, but the Compensation Committee makes its own determination or recommendation to our Board of Directors with respect to the amount and components of compensation, including salary, bonus and equity awards to executive officers, generally taking into account factors such as company performance, individual performance, and compensation paid by peer group companies. A copy of the Compensation Committee Charter has been posted on our internet website and can be found at www.biotimeinc.com.

We have engaged Marsh & McLennan to provide compensation consulting services and advice to management and the Compensation Committee, which has generally included market survey information and competitive market trends in employee, executive and directors’ compensation programs. Marsh & McLennan has also made recommendations to the Compensation Committee with respect to pay mix components such as salary, bonus and equity awards, and the target market pay percentiles in which executive compensation should fall so BioTime can be competitive in executive hiring and retention.

In reviewing each executive’s overall compensation, the Compensation Committee considers an aggregate view of base salary and bonus opportunities, previous stock option grants, and the dollar value of benefits and perquisites. Executive compensation is also influenced by the cost of living in or commuting to the San Francisco Bay Area. These factors have been balanced against our financial position and capital resources.

Named Executive Officers

The table below shows the compensation awarded to, paid to, or earned by: (1) all individuals serving or having served as our principal executive officer or acting in a similar capacity during 2018, regardless of compensation level; and (2) our two most highly compensated executive officers other than our principal executive officers who were serving as an executive officer at the end of 2018. These individuals, who collectively are referred to as our Named Executive Officers, or NEOs, were:

●	Brian M. Culley, our Chief Executive Officer;

●	Michael D. West, our former Co-Chief Executive Officer;

●	Aditya P. Mohanty, our former Co-Chief Executive Officer;

●	Russell L. Skibsted, our former Chief Financial Officer; and

●	Stephana E. Patton, our former General Counsel.

Other than Mr. Culley, all of our current executive officers (Ms. Roberts, Dr. Wirth and Dr. Hogge) were appointed to their positions in 2019 and therefore none of them are an NEO for 2018.

	2018 Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards(4)	Stock Awards (5)	All Other Compensation		Total
Brian M. Culley (1)	2018	$154,923	$-	$1,917,320	$693,000	$7,135	(6)	$2,772,378
Chief Executive Officer
Michael D. West (2)	2018	489,303	48,750	-	36,781	790,279	(7)	1,365,113
Former Co-Chief Executive Officer	2017	680,315	65,000	865,720	-	13,500	(6)	1,624,535
Aditya P. Mohanty (2)	2018	378,869	200,000	278,063	230,797	235,298	(8)	1,323,027
Former Co-Chief Executive Officer	2017	511,423	206,000	1,135,467	-	13,500	(6)	1,866,390
Russell L. Skibsted (3)	2018	381,468	100,000	208,869	48,150	13,750	(6)	752,237
Former Chief Financial Officer	2017	368,225	108,000	433,036	-	13,500	(6)	922,761
Stephana E. Patton (3)	2018	324,062	97,000	174,387	58,850	13,750	(6)	668,049
Former General Counsel	2017	284,711	80,000	432,500	-	13,500	(6)	810,711

(1)	Mr. Culley was appointed as Chief Executive Officer on September 17, 2018.
(2)	The employment of Mr. West and Mr. Mohanty terminated on September 17, 2018 and their base salaries for 2018 represent the amounts paid to each of them from January 1, 2018 through September 17, 2018.
(3)	The employment of Mr. Skibsted and Ms. Patton terminated on January 3, 2019 and March 1, 2019, respectively. Their terminations did not impact base salaries for 2018.
(4)	The amounts in this column represent the grant date fair value of stock options granted to the applicable individual during the applicable year. The grant date fair value and incremental fair value of the stock options were determined in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC Topic 718). See Note 13, Stock Based Awards to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019 for details as to the assumptions used to determine grant date fair value of the awards.
(5)	The amounts in this column represent the fair value of restricted stock units that were either granted during 2018, in the case of Mr. Culley, or that vested in 2018 due to the achievement of certain performance-based milestones, in the case of all other NEOs.
(6)	These amounts represent 401(k) plan company-matching contributions.
(7)	This amount consists of (a) a $680,315 severance payment, (b) $96,214 for the payout of accrued vacation at termination and (c) $13,750 in 401(k) plan company-matching contributions.
(8)	This amount consists of (a) a $152,600 severance payment, (b) $61,212 for the payout of accrued vacation at termination, (c) $13,750 in 401(k) plan company-matching contributions and (d) $7,736 in COBRA group health insurance premiums.

Narrative to Summary Compensation Table

Current Executive Officers

Mr. Culley was appointed as Chief Executive Officer on September 17, 2018. The amounts reported for him in the Summary Compensation Table, above, represents compensation paid to or earned by him for his service as an executive officer between September 17, 2018 and December 31, 2018. Mr. Culley’s base salary for 2018 was $530,000. In September 2018, our Board of Directors granted Mr. Culley a stock option to purchase 1,500,000 of our common stock at an exercise price of $2.31. In connection with the AgeX distribution which occurred in November 2018, all BioTime equity awards issued and outstanding were adjusted to maintain the intrinsic value of those awards immediately prior to and following the AgeX distribution. Accordingly, Mr. Culley’s stock option was amended to reflect an option to purchase 1,854,000 of the Company’s common shares at an exercise price of $1.87. In February 2019, our Board of Directors increased Mr. Culley’s annual base salary for 2019 to $535,800 and awarded him a bonus of $70,000 for his performance during 2018.

Former Executive Officers

In September 2018, we entered into transition agreements with Dr. West and Mr. Mohanty in connection with their resignations as our co-chief executive officers. Pursuant to Dr. West’s transition agreement, he was paid a total of $729,065, his outstanding equity awards vested as of the transition date and he became entitled to exercise such options until their expiration dates. Dr. West also received a payment of $96,214 for accrued vacation. Pursuant to Mr. Mohanty’s transition agreement, he was paid $152,600 and was entitled to a 2018 bonus in an amount to be determined by our Board of Directors at a later date. In February 2019, our Board of Directors approved a $200,000 bonus to Mr. Mohanty. Mr. Mohanty’s outstanding equity awards will continue to vest for the longer of, 12 months from his date of transition, or for as long as Mr. Mohanty continues to provide services to us, our subsidiaries or affiliates. Mr. Mohanty also received a payment of $61,212 for accrued vacation and payment for 12 months of COBRA group health insurance premiums.

In February 2019, we entered into a separation agreement with Mr. Skibsted, our former Chief Financial Officer. Pursuant to the separation agreement, Mr. Skibsted received cash severance equal to six months of his annual base salary, a portion of his bonus target amount equal to $100,000, payment for six months of COBRA group health insurance premiums and accelerated vesting of all outstanding option grants as well as an extension of the exercise period until January 2, 2020.

Employment Agreements and Termination of Employment & Change in Control Arrangements

Brian M. Culley, Chief Executive Officer

In September 2018, we entered into an employment agreement with Mr. Culley. The following is a description of the material terms of that agreement.

Mr. Culley is paid an annual base salary of $530,000. He is eligible to receive a performance bonus of up to 50% of his base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or its Compensation Committee. He is entitled to reimbursement for certain travel costs to our headquarters, a monthly stipend not to exceed $3,900 for housing costs near our headquarters, and to the standard benefits available to our employees generally, including health insurance.

We granted Mr. Culley a stock option to purchase 1,500,000 of shares of our common stock with an exercise price per share of $2.31, which was the closing price of our common stock on September 17, 2018. This grant was approved by the independent members of our Board in reliance on the employment inducement exemption to shareholder approval provided under NYSE American rules. Subject to Mr. Culley’s continued service, 25% of the shares subject to the option will vest and become exercisable on the 12 month anniversary of the grant date of September 17, 2018, and the balance of the shares will vest and become exercisable in 36 equal monthly installments at the end of each one-month period thereafter. Mr. Culley was also granted an award of 200,000 restricted stock units (“RSU Award No. 1”). Subject to his continued service, 25% of the shares subject to RSU Award No. 1 will vest on the 12-month anniversary of the grant date of September 17, 2018, and the balance of the shares will vest in 12 equal quarterly installments at the end of each quarter thereafter. Mr. Culley was also granted an award of 100,000 restricted stock units (“RSU Award No. 2” and together with RSU Award No. 1, the “RSU Awards”), which vested in full on January 1, 2019. The RSU Awards are subject to the terms of our 2012 Equity Incentive Plan, as amended. All equity award described in this paragraph do not reflect the adjustments made thereto in connection with the AgeX distribution, which are described below.

On November 28, 2018, in connection with the commencement of the public trading of shares of common stock of AgeX Therapeutics, Inc. “AgeX”, we distributed 12.7 million shares of AgeX common stock we owned to our shareholders, on a pro rata basis, in the ratio of one share of AgeX common stock for every 10 shares of our common stock they owned. In connection with that distribution of AgeX common stock to our shareholders, all our outstanding equity awards were adjusted to maintain the intrinsic value of those awards immediately prior to and following the distribution. Accordingly, the stock option we granted to Mr. Culley described above is now a stock option to purchase 1,854,000 shares of our common stock with an exercise price of $1.87 per share, and there are 247,200 and 123,600 shares of our common stock subject to RSU Award No. 1 and RSU Award No. 2, respectively.

If Mr. Culley’s employment is terminated without cause or he resigns for good reason, then he may be eligible for certain severance payments including the payment of an amount equal to 12 months of his base salary, his full annual bonus amount and the payment of 6 months of health insurance premiums pursuant to our group health insurance plans as provided pursuant to COBRA. If Mr. Culley’s employment is terminated without cause or he resigns for good reason within 12 months following a change of control, then he is entitled to the acceleration of all his outstanding equity awards.

Other Benefits

We maintain a defined contribution employee retirement plan for all our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code so that contributions to our 401(k) plans, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. We match employee contributions up to 5% of their annual compensation, subject to statutory limits.

We do not have any annuity, pension or deferred compensation plan or other arrangements for our executive officers or any employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by our Named Executive Officers that were outstanding as of December 31, 2018:

		Option Awards					Stock Awards
Name	Stock Option Plan Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price (1)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (1)		Market Value of Shares or Units of Stock that have Not Vested (10)
Brian M. Culley	BioTime, Inc. Inducement Option	-	1,854,000	(2)	$1.87	September 16, 2028	-		-
		-	-		-	-	123,600	(3)	$112,484
		-	-		-	-	247,200	(4)	$224,969

Michael D. West	BioTime, Inc. 2012 Equity Incentive Plan	216,299	-	(5)	$2.60	April 6, 2026	-		-
		247,200	-	(5)	$2.84	July 9, 2025	-		-
		247,199	-	(5)	$2.84	March 19, 2021	-		-
		247,199	-	(5)	$3.41	February 19, 2020	-		-

	BioTime Asia, Limited 2011 Stock Option Plan	200	-		$0.01	December 28, 2020	-		-
	OrthoCyte Corporation 2010 Stock Option Plan	500,000	-		$0.05	December 28, 2020	-		-

Aditya P. Mohanty	BioTime, Inc. 2012 Equity Incentive Plan	-	247,199	(6)	$2.05	March 14, 2028	-		-
		368,230	435,169	(6)	$2.56	June 5, 2027	-		-
		309,005	154,494	(6)	$2.60	April 6, 2026	-		-
		834,299	-	(6)	$3.06	December 28, 2024	-		-
		-	-		-	-	34,765	(6)(7)	$31,636

Russell L. Skibsted	BioTime, Inc. 2012 Equity Incentive Plan	-	185,399	(8)	$2.05	January 2, 2020	-		-
		141,624	167,375	(8)	$2.56	January 2, 2020	-		-
		34,763	27,037	(8)	$2.82	January 2, 2020	-		-
		428,725	127,474	(8)	$2.72	January 2, 2020	-		-

Stephana E. Patton	BioTime, Inc. 2012 Equity Incentive Plan	-	154,499	(9)	$2.05	May 30, 2019	-		-
		141,623	167,376	(9)	$2.47	May 30, 2019	-		-

(1)	On November 28, 2018, in connection with the commencement of the public trading of shares of common stock of AgeX Therapeutics, Inc., we distributed 12.7 million shares of AgeX common stock we owned to our shareholders, on a pro rata basis, in the ratio of one share of AgeX common stock for every 10 shares of our common stock they owned. In connection with that distribution of AgeX common stock to our shareholders, all our outstanding equity awards were adjusted to maintain the intrinsic value of those awards immediately prior to and following the distribution. The information in this table reflects those adjustments.

(2)	Subject to Mr. Culley’s continued service, one quarter of the shares subject to this option will vest on September 17, 2019, and the balance of the shares will vest in 36 equal monthly installments thereafter.

(3)	Subject to Mr. Culley’s continued service, one quarter of these shares will vest on September 17, 2019, and the balance will vest in 12 equal quarterly installments at the end of each quarter thereafter.

(4)	Represents shares subject to a restricted stock unit award that vested in full on January 1, 2019.

(5)	In accordance with Dr. West’s transition agreement, all options vested in full as of September 17, 2018 and he has until their original expiration dates to exercise such options.

(6)	In accordance with Mr. Mohanty’s transition agreement, his outstanding equity awards will continue to vest for the longer of 12 months from his date of transition (September 17, 2018) or for as long as he continues to provide services to us, our subsidiaries or affiliates. Options expiring on March 14, 2028 were granted on March 15, 2018; 25% will vest on February 1, 2019 and the balance of the options vest in 36 equal monthly installments. Options expiring on June 5, 2027 had 25% vested on February 1, 2018 and the balance of the options vest in 36 equal monthly installments. Options expiring on April 6, 2026 had 25% vested on April 7, 2017 and the balance of the options vest in 36 equal monthly installments. Options expiring on December 28, 2024 vest in 48 equal monthly installments from the date of grant, December 29, 2014.

(7)	The RSUs were granted under BioTime’s Equity Incentive Plan on April 11, 2016, at which time the closing price on the NYSE American was $2.96 per share. These restricted stock units vest over a 4-year period with the first 25% vested on April 11, 2017 and the balance vesting in equal quarterly installments over the remaining 3 years.

(8)	In accordance with Mr. Skibsted’s separation agreement, all of Mr. Skibsted’s outstanding options fully vested as of February 19, 2019 and he has until January 2, 2020 to exercise such options.

(9)	Ms. Patton resigned from BioTime on March 1, 2019, and her options ceased further vesting on such date. Ms. Patton has 90 days from her resignation date (May 30, 2019) to exercise her vested options.

(10)	The dollar amounts shown in this column are calculated by multiplying the number of shares shown in the adjacent column by the closing market price of our common stock as reported on NYSE American on December 31, 2018 ($0.91), the last trading day of our fiscal year.

Director Compensation

We compensate our non-employee directors for their service on our Board and on its committees with cash and equity as discussed below. In addition, all of our non-employee directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending our Board and committee meetings.

The following table shows the annual cash fees paid to the Chairman of our Board, our directors other than the Chairman, and to the directors who served on the standing committees of our Board during 2018.

Fees Paid
Chairman of the Board	$75,000
Director other than Chairman	$40,000
Audit Committee Chairman	$20,000
Audit Committee Member other than Chairman	$10,000
Compensation Committee Chairman	$15,000
Compensation Committee Member other than Chairman	$7,500
Nominating and Corporate Governance Committee Chairman	$15,000
Nominating and Corporate Governance Committee Member other than Chairman	$7,500
Financial Strategy Committee Chairman	$160,000
Financial Strategy Committee Member other than Chairman	$-

In addition to cash fees, our directors receive an annual stock option grant to purchase 40,000 common shares, except the grant to our Chairman is for 70,000 common shares. Mr. Redmond joined our Board in 2018 and received a stock option to purchase 60,000, which was amended to a stock option to purchase 74,160 common shares in conjunction with the AgeX distribution. All grants are made under our 2012 Equity Incentive Plan.

The annual fee of cash was paid, and the stock options vested and became exercisable, in four equal quarterly installments, based on the director’s continued service through the last day of the applicable quarter. The options will expire if not exercised on the earlier of the date five years from the date of grant or 90 days after the director ceases to serve on our Board.

The following table summarizes certain information concerning the compensation paid during the past fiscal year to each of the persons who served as directors during the year ended December 31, 2018 and who were not our employees on the date the compensation was earned.

2018 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)	Option Award (2)	All Other Compensation		Total
Deborah Andrews	$67,500	$33,045	$-		$100,545
Neal C. Bradsher	$60,625	$33,045	$-		$93,670
Stephen C. Farrell	$71,875	$33,045	$-		$104,920
Alfred D. Kingsley	$240,625	$57,829	$130,712	(5)	$429,166
Michael H. Mulroy	$40,000	$33,045	$-		$73,045
Cavan Redmond (3)	$60,625	$94,006	$-		$154,631
Angus C. Russell	$55,625	$33,045	$-		$88,670
David Schlachet (4)	$14,375	$-	$-		$14,375

(1)	Includes annual cash fees for serving as a director and fees for service on committees of the Board, if any.

(2)	Those of our directors who were serving on our Board on July 1, 2018 and who were not our salaried employees each received an annual award of stock options on that date entitling them to purchase 49,440 common shares at a fixed price as partial compensation for serving on our Board for a period of one year, except that Mr. Kingsley received 86,520 stock options as partial compensation for serving in his capacity as Chairman of our Board. Those options will vest and become exercisable in equal quarterly installments over a one-year period. The dollar amounts in this column represent the aggregate fair market value of such awards determined based on the price of our common stock on the grant date in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). See Note 13 Stock-Based Awards to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for details as to the assumptions used to determine the fair value of the awards.

(3)	Mr. Redmond joined our Board on February 21, 2018.

(4)	Mr. Schlachet resigned from our Board on May 1, 2018.

(5)	Comprised of $120,000 in salary, $4,712 in health insurance benefits and $6,000 in 401(k) matching contributions paid to Mr. Kingsley as an executive of AgeX through August 30, 2018, the date of the AgeX deconsolidation.

As of December 31, 2018, our non-employee directors had stock options outstanding to purchase the following number of shares of our common stock:

Name	# of Shares Subject to Outstanding Options
Deborah Andrews	173,040
Neal C. Bradsher	148,320
Stephen C. Farrell	148,320
Alfred D. Kingsley	333,720
Michael H. Mulroy	148,320
Cavan Redmond	123,600
Angus C. Russell	148,320

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below sets forth certain information, as of April 22, 2019, regarding the beneficial ownership of our common stock for (1) each person known by us to be the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each of our Named Executive Officers and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with applicable SEC rules, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after the date set forth in the paragraph above through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us and on SEC filings, that each of the persons named in table below has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the tables below is based on 149,642,861 shares of our common stock issued and outstanding on April 22, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after such date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o BioTime, Inc., 1010 Atlantic Avenue, Suite 102, Alameda, CA 94501.

Security Ownership of 5% Beneficial Owners

	Number of Shares	Percent of Total
Neal C. Bradsher(1) Broadwood Partners, L.P. Broadwood Capital, Inc. 724 Fifth Avenue, 9th Floor New York, NY 10019	34,142,614	22.8%

(1)	Includes 33,980,826 shares owned by Broadwood Partners, L.P., 62,908 shares owned by Neal C. Bradsher, and 98,880 shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

Security Ownership of Directors, Named Executive Officers,

and all our Current Directors and Executive Officers as a Group

Name	Number of Shares	Percent of Total
Neal C. Bradsher (1)	34,142,614	22.8%
Alfred D. Kingsley (2)	6,915,173	4.6%
Brian M. Culley (3)	74,531	*
Michael D. West (4)	1,852,351	1.2%
Aditya P. Mohanty (5)	1,853,641	1.2%
Russell L. Skibsted (6)	1,147,729	*
Stephana E. Patton (7)	244,641	*
Deborah Andrews (8)	108,880	*
Don M. Bailey (9)	62,647	*
Stephen C. Farrell (8)	196,330	*
Michael H. Mulroy (8)	325,701	*
Cavan Redmond (10)	74,160	*
Angus C. Russell (8)	166,380	*
All executive officers and directors as a group (16 persons) (11)	47,275,623	30.6%

* Less than 1%.

(1)	Includes 33,980,826 shares owned by Broadwood Partners, L.P., 62,908 shares owned by Neal C. Bradsher, and 98,880 shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns.

(2)	Includes 834,677 shares (beneficial ownership calculated as 80% of 1,043,346 shares) owned by Greenbelt Corp, 375,351 shares owned by Greenway Partners, L.P., 5,457,945 shares owned solely by Alfred D. Kingsley, and 247,200 shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own. Mr. Kingsley beneficially owns 9.7% of the outstanding shares of common stock of BioTime’s subsidiary LifeMap Sciences Inc., including 523,810 shares owned by Mr. Kingsley and 1,047,620 shares owned by Greenway Partners, L.P., and 199,750 shares that may be acquired upon the exercise of certain stock options that are presently exercisable. Mr. Kingsley currently has options to purchase common shares or ordinary shares of certain BioTime subsidiaries, which are presently exercisable or may become exercisable within 60 days, and if exercised would entitle him to acquire: 1.3% of the outstanding shares of BioTime Asia; 1.2% of the outstanding shares of OrthoCyte Corporation; and less than 1% of the outstanding shares of other subsidiaries.

(3)	Includes 74,531 shares owned by Mr. Culley.

(4)	Includes 957,897 shares that may be acquired upon the exercise of certain stock options that are presently exercisable or that may become exercisable within 60 days. Dr. West currently has options to purchase common shares or ordinary shares of certain BioTime subsidiaries, which are presently exercisable or may become exercisable within 60 days, and if exercised would entitle Dr. West to acquire: 2.6% of the outstanding shares of BioTime Asia; 2.3% of the outstanding shares of OrthoCyte Corporation; and less than 1% of the outstanding shares of other subsidiaries.

(5)	Includes 1,669,901 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.

(6)	Includes 1,112,397 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.

(7)	Includes 196,342 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.

(8)	Includes 98,880 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.

(9)	Includes 62,647 shares owned by Mr. Bailey.

(10)	Includes 74,160 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.

(11)	Includes 4,834,697 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.

Equity Compensation Plan Information

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2018 (in thousands, except weighted average exercise prices):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	14,269	$2.44	1,885
Equity Compensation Plans Not Approved by Shareholders	1,854	$1.87	N/A

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements for our consolidated subsidiary companies as of December 31, 2018 (in thousands, except weighted average exercise prices):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
OrthoCyte Equity Compensation Plans Approved by Shareholders (1)	1,249	$0.06	2,700
BioTime Asia Equity Compensation Plans Approved by Shareholders (1)	300	$0.01	1,300

(1)	BioTime is the majority shareholder.

Additional information concerning our 2012 Equity Incentive Plan may be found in Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since July 1, 2009, Alfred D. Kingsley has made available to us the use of approximately 900 square feet of office space in New York City. We pay the office building owner $5,050 per month for the use of the space.

Shared Facilities and Services Agreement with OncoCyte and AgeX

During 2018 and 2017, we invoiced OncoCyte $1.6 million each year for certain “Use Fees” and other charges under the terms of a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) between BioTime and OncoCyte. Under the Shared Facilities Agreement, BioTime allows OncoCyte to use BioTime’s premises and equipment located at Alameda, California for the sole purpose of conducting business. BioTime also provides accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. BioTime may also provide the services of attorneys, accountants, and other professionals who may also provide professional services to BioTime and its other subsidiaries. BioTime also has provided OncoCyte with the services of laboratory and research personnel, including BioTime employees and contractors, for the performance of research and development work for OncoCyte at the premises.

BioTime charges OncoCyte a “Use Fee” for services provided and usage of BioTime facilities, equipment, and supplies. For each billing period, BioTime prorates and allocates to OncoCyte costs incurred, including costs for services of BioTime employees and use of equipment, insurance, leased space, professional services, software licenses, supplies and utilities. The allocation of costs depends on key cost drivers, including actual documented use, square footage of facilities used, time spent, costs incurred by BioTime for OncoCyte, or upon proportionate usage by BioTime and OncoCyte, as reasonably estimated by BioTime. BioTime, at its discretion, has the right to charge OncoCyte a 5% markup on such allocated costs. In addition to the Use Fees, OncoCyte will reimburse BioTime for any out of pocket costs incurred by BioTime for the purchase of office supplies, laboratory supplies, and other goods and materials and services for the account or use of OncoCyte.

BioTime entered into a similar Shared Facilities Agreement with AgeX in 2018 and we invoiced them $0.6 million for Use Fees and expenses for that period.

BioTime also had a similar Shared Facilities Agreement with Asterias and during 2017 we invoiced Asterias $0.1 million for Use Fees and expenses. This Agreement did not extend into 2018.

Our Chairman, Alfred D. Kingsley, and Neal Bradsher, an officer of Broadwood Partners, L.P., were directors of Asterias prior to our acquisition of Asterias on March 8, 2019. All of our directors and executive officers, and beneficial owners of more than 5% of our outstanding common stock (“5% Shareholders”) as reported in this Amendment No. 1 on Form 10-K, in the aggregate beneficially owned approximately 10.2% of the outstanding shares of Asterias common stock as of December 31, 2018, and approximately 10.2% of the outstanding shares of Asterias common stock immediately prior to the acquisition on March 8, 2019.

Mr. Kingsley and Mr. Redmond are directors of OncoCyte. Broadwood beneficially owns more than 10% of the outstanding common stock of OncoCyte, and all of our directors and executive officers and 5% Shareholders as reported in this Amendment No. 1 on Form 10-K, including Mr. Bradsher who may be deemed to beneficially own the shares owned by Broadwood, in the aggregate beneficially own approximately 18.9% of the outstanding shares of OncoCyte common stock as of April 22, 2019. The fact that certain of our executive officers and directors own shares of OncoCyte common stock should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own.

Related Person Transaction Policy

We have adopted a Related Person Transaction Policy that applies to transactions exceeding $120,000 in which any of our officers, directors, beneficial owners of more than 5% of our common shares, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a “Related Person Transaction”). A Related Person Transaction must be reported to our outside legal counsel, our Chief Operating Officer, and our Chief Financial Officer, and will be subject to review and approval by our Audit Committee prior to effectiveness or consummation, to the extent practical. In addition, any Related Person Transaction that is ongoing in nature will be reviewed by the Audit Committee annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made.

As appropriate for the circumstances, the Audit Committee will review and consider:

●	the interest of the officer, director, beneficial owner of more than 5% of our common shares, or any member of their immediate family (“Related Person”) in the Related Person Transaction;

●	the approximate dollar value of the amount involved in the Related Person Transaction;

●	the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to the transaction to us; and

●	any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

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

Director Independence

Our Board has determined that Deborah Andrews, Don M. Bailey, Neal C. Bradsher, Stephen C. Farrell, Michael H. Mulroy, Cavan Redmond, and Angus C. Russell qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “Director Compensation” in Item 11. None of these directors, nor any of the members of their families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees billed by OUM & Co. LLP or OUM, our principal accountant, for the audit of our annual consolidated financial statements for our last two fiscal years and for other services rendered by OUM during our last two fiscal years.

	2018	2017
Audit Fees(1)	$604,000	$945,000
Audit Related Fees(2)	28,000	40,000
Total Fees	$632,000	$985,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of BioTime and its several subsidiaries included in our Annual Report on Form 10-K, the reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. Fees in the table include amounts of $92,000 and $450,000 paid for AgeX by BioTime for 2018 and 2017, respectively. 2017 fees for AgeX included fees paid for its 2016 audit as well as its 2017 audit as it was a newly registered public company in 2018 and was required to have an audited beginning balance sheet for 2017.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of BioTime’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements

See Index to Consolidated Financial Statements on page 58.

(2)	Financial Statement Schedules

Audited financial statements of Asterias for the year ended December 31, 2018 were filed as Exhibit 99.1 in the Original Filing

Audited financial statements of OncoCyte for the year ended December 31, 2018 are filed as Exhibit 99.2.

Audited financial statements of AgeX for the year ended December 31, 2018 are not being filed herein because AgeX is no longer an equity method investee of BioTime since the AgeX distribution was completed on November 28, 2018.

All other schedules are omitted because the required information is inapplicable, or the information is presented in the financial statements or the notes thereto.

(3)	Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

The following additional exhibits are filed with this Amendment:

Exhibit Number	Description of Exhibit	Filed Herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
23.1	Consent of OUM & Co. LLP for 2018 Financial Statements of OncoCyte Corporation	X
99.2	Audited financial statements of OncoCyte for the year ended December 31, 2018	X

(c)	Financial Statement Schedules of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

The following financial statements of OncoCyte Corporation are incorporated by reference to the financial statements included in OncoCyte’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, and filed herewith as Exhibit 99.2.

Balance sheets as at December 31, 2018 and 2017

Statements of operations for the years ended December 31, 2018 and 2017

Statements of comprehensive loss for the years ended December 31, 2018 and 2017

Statement of stockholders’ equity for the years ended December 31, 2018 and 2017

Statements of cash flows for the years ended December 31, 2018 and 2017

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: April 30, 2019	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

