Form 10-K/A
period 2018-12-31
BIOTIME INC
filed 2019-05-01
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

1010 Atlantic Avenue, Suite 102

Alameda, California 94501

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (510) 521-3390

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BTX	NYSE American

Securities registered under Section 12(g) of the Act: None.

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Report”) of BioTime, Inc. (the “Company”), as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019, as amended by Amendment No. 1 on Form 10-K/A (the “First Amendment”) filed with the SEC on April 30, 2019. This Amendment is being filed solely to amend Item 13 of Part III of the First Amendment to correct a typographical error relating to the members of the Company’s board of directors who were directors of Asterias Biotherapeutics, Inc. (“Asterias”) prior to the Company’s acquisition of Asterias on March 8, 2019. Except as set forth above, this Amendment does not amend, modify, or otherwise update any other information in the Original Report or the First Amendment. Accordingly, this Amendment should be read in conjunction with the Original Report, the First Amendment and with the Company’s filings with the SEC subsequent to the filing of the Original Report and the First Amendment. In addition, this Amendment does not reflect events that may have occurred after the date the Original Report was filed with the SEC or after the date the First Amendment was filed with the SEC.

Because no financial statements of the registrant have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted.

References to “BioTime”, “Company,” “we” and “our” means BioTime, Inc. and its subsidiaries and affiliates unless the context otherwise indicates. Capitalized terms used in this Amendment but not defined in this Amendment, have the meanings given to them in the Original Report or the First Amendment, as applicable.

PART III

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

Our Chairman, Mr. Kingsley, one of our directors, Michael H. Mulroy, and an officer of Broadwood, were directors of Asterias prior to our acquisition of Asterias on March 8, 2019. All of our directors and executive officers, and beneficial owners of more than 5% of our outstanding common stock (“5% Shareholders”) as reported in our Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2019, in the aggregate beneficially owned approximately 10.2% of the outstanding shares of Asterias common stock as of December 31, 2018, and approximately 10.2% of the outstanding shares of Asterias common stock immediately prior to the acquisition on March 8, 2019.

Mr. Kingsley and Cavan Redmond are directors of OncoCyte. Broadwood beneficially owns more than 10% of the outstanding common stock of OncoCyte, and all of our directors and executive officers and 5% Shareholders as reported in this Amendment No. 1 on Form 10-K, including Neal C. Bradsher who may be deemed to beneficially own the shares owned by Broadwood, in the aggregate beneficially own approximately 18.9% of the outstanding shares of OncoCyte common stock as of April 22, 2019. The fact that certain of our executive officers and directors own shares of OncoCyte common stock should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own.

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

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTIME, INC.

Date: May 1, 2019	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

4