Form 10-Q
period 2019-06-30
BIOTIME INC
filed 2019-08-08
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of common shares outstanding as of August 6, 2019 was 149,642,861.

PART I - FINANCIAL INFORMATION

This Report on Form 10-Q (this “Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and product development activities;

●	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

●	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;

●	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

●	the potential of our cell therapy platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

●	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights;

●	our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

●	our ability to recruit and retain key personnel;

●	our ability to successfully integrate the operations of Asterias Biotherapeutics, Inc. (“Asterias”) into BioTime; and

●	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 14, 2019.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with Commission on March 14, 2019. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

References to “BioTime”, “we” and “our” means BioTime, Inc. and its subsidiaries and affiliates unless the context otherwise indicates.

The description or discussion, in this Report, of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Recent Transactions Affecting Our Corporate Organization

Asterias Merger

On March 8, 2019, we acquired the outstanding shares of common stock of Asterias Biotherapeutics, Inc. (“Asterias”) held by stockholders other than BioTime via merger. In the acquisition, the outstanding shares of Asterias common stock held by stockholders other than BioTime were converted into shares of our common stock at an exchange ratio of 0.71 BioTime shares for each Asterias share.

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

On November 28, 2018, AgeX began trading as a public company on the NYSE American (under the symbol “AGE”) and, on that date, we distributed 12.7 million shares of AgeX common stock we owned to our shareholders, on a pro rata basis, in the ratio of one share of AgeX common stock for every 10 shares of our common stock they owned. This distribution was accounted for at fair value as a taxable, dividend-in-kind transaction in the aggregate amount of $34.4 million. Immediately following the distribution, we owned 1.7 million shares of AgeX common stock, all of which we still own, and which represents approximately 4.6% of AgeX’s outstanding common stock as of June 30, 2019. We hold the shares of AgeX common stock that we own as marketable equity securities. The distribution of AgeX common stock is sometimes referred to as the “AgeX Distribution” in this Report.

As of, and for each reporting period after August 30, 2018, the fair value of our ownership interest in AgeX will be determined by multiplying the fair value of a share of AgeX common stock by the number of such shares we own.

AgeX’s consolidated assets and liabilities are not included in BioTime’s unaudited condensed consolidated balance sheet at June 30, 2019 and December 31, 2018, due to the deconsolidation of AgeX on August 30, 2018.

BioTime’s unaudited consolidated statements of operations for the three and six months ended June 30, 2019 do not include AgeX’s consolidated results. For the three and six months ended June 30, 2018, BioTime’s unaudited consolidated results include AgeX’s consolidated results.

For further discussion, see Notes to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

Item 1. Financial Statements

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2019 (Unaudited) (Notes 1 and 3)	December 31, 2018 (Notes 1 and 6)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,210	$23,587
Marketable equity securities	8,477	7,154
Trade accounts and grants receivable, net	1,671	767
Receivables from affiliates, net (Note 10)	-	2,112
Prepaid expenses and other current assets	2,101	2,738
Total current assets	20,459	36,358

NONCURRENT ASSETS
Property and equipment, net	8,720	5,835
Deposits and other long-term assets	815	505
Promissory note from Juvenescence (Note 5)	22,860	22,104
Equity method investment in OncoCyte, at fair value (Note 4)	36,539	20,250
Equity method investment in Asterias, at fair value (Note 3)	-	13,483
Goodwill	12,977	-
Intangible assets, net	49,321	3,125
TOTAL ASSETS	$151,691	$101,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,859	$6,463
Financing lease and right of use lease liabilities, current portion	956	237
Promissory notes, current portion	-	70
Deferred grant revenue	44	42
Total current liabilities	7,859	6,812

LONG-TERM LIABILITIES
Deferred tax liability	7,334	-
Deferred revenues, net of current portion	200	-
Deferred rent liabilities, net of current portion	-	244
Right-of-use lease liability, net of current portion	3,825	1,854
Financing lease, net of current portion	93	104
Liability classified warrants, net of current portion, and other long-term liabilities	621	400
TOTAL LIABILITIES	19,932	9,414

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common shares, no par value, 250,000 shares authorized; 149,643 shares issued and outstanding as of June 30, 2019 and 127,136 shares issued and outstanding as of December 31, 2018	385,615	354,270
Accumulated other comprehensive income	207	1,426
Accumulated deficit	(252,435)	(261,856)
BioTime, Inc. shareholders’ equity	133,387	93,840
Noncontrolling interest (deficit)	(1,628)	(1,594)
Total shareholders’ equity	131,759	92,246
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,691	$101,660

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Grant revenue	$529	$1,941	$1,278	$2,266
Royalties from product sales and license fees	140	91	226	227
Subscription and advertisement revenues	-	333	-	572
Sale of research products and services	110	182	203	182
Total revenues	779	2,547	1,707	3,247

Cost of sales	(107)	(106)	(175)	(215)

Gross profit	672	2,441	1,532	3,032

OPERATING EXPENSES:
Research and development	5,235	6,358	10,196	12,293
Acquired in-process research and development	-	-	-	800
General and administrative	6,258	5,227	14,918	11,163
Total operating expenses	11,493	11,585	25,114	24,256
Loss from operations	(10,821)	(9,144)	(23,582)	(21,224)
OTHER INCOME/(EXPENSES):
Interest income, net	437	52	879	105
Gain on sale of equity method investment in Ascendance	-	-	-	3,215
(Loss) gain on equity method investment in OncoCyte at fair value	(21,425)	6,603	16,288	(30,816)
(Loss) gain on equity method investment in Asterias at fair value	-	(2,175)	6,744	(19,573)
Unrealized (loss) gain on marketable equity securities	(607)	397	1,324	612
Unrealized gain on warrant liability	234	460	271	351
Other (expense) income, net	882	(839)	1,688	(1,014)
Total other (expense) income, net	(20,479)	4,498	27,194	(47,120)
(LOSS)/INCOME BEFORE INCOME TAXES	(31,300)	(4,646)	3,612	(68,344)

Deferred income tax benefit	1,248	-	5,632	-

NET (LOSS)/INCOME	(30,052)	(4,646)	9,244	(68,344)

Net loss attributable to noncontrolling interest	20	431	34	581

NET (LOSS)/INCOME ATTRIBUTABLE TO BIOTIME, INC.	$(30,032)	$(4,215)	$9,278	$(67,763)

NET (LOSS)/INCOME PER COMMON SHARE:
BASIC	$(0.20)	$(0.03)	$0.07	$(0.53)
DILUTED	$(0.20)	$(0.03)	$0.07	$(0.53)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
BASIC	149,582	126,873	141,270	126,871
DILUTED	149,582	126,873	141,270	126,871

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET (LOSS)/INCOME	$(30,052)	$(4,646)	$9,244	$(68,344)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(487)	884	(1,219)	959
COMPREHENSIVE (LOSS)/INCOME	(30,539)	(3,762)	8,025	(67,385)
Less: Comprehensive loss attributable to noncontrolling interest	20	431	34	581
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO BIOTIME, INC. COMMON STHAREHOLDERS	$(30,519)	$(3,331)	$8,059	$(66,804)

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) attributable to BioTime, Inc.	$9,278	$(67,763)
Net loss allocable to noncontrolling interest	(34)	(581)
Adjustments to reconcile net income (loss) attributable to BioTime, Inc. to net cash used in operating activities:
Gain on sale of equity method investment in Ascendance	-	(3,215)
Acquired in-process research and development	-	800
Unrealized (gain) loss on equity method investment in OncoCyte at fair value	(16,288)	30,816
Unrealized (gain) loss on equity method investment in Asterias at fair value	(6,744)	19,573
Unrealized gain on marketable equity securities	(1,324)	(612)
Deferred income tax benefit	(5,632)	-
Depreciation expense, including amortization of leasehold improvements	513	560
Amortization of right-of-use asset	27	-
Amortization of intangible assets	992	1,164
Stock-based compensation	2,202	2,087
Change in fair value of liability classified warrants	(271)	(351)
Foreign currency remeasurement and other (gain) loss	(1,461)	1,137
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(863)	(868)
Accrued interest receivable	(756)	-
Receivables from affiliates, net of payables	2,185	180
Prepaid expenses and other current assets	(1)	(259)
Accounts payable and accrued liabilities	(804)	(336)
Deferred revenue and other liabilities	-	(70)
Net cash used in operating activities	(18,981)	(17,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equity method investment in Ascendance	-	3,215
Purchase of in-process research and development	-	(800)
Cash and cash equivalents acquired in the Asterias Merger	3,117	-
Purchase of equipment and other assets	(364)	(237)
Security deposit paid and other	(1)	(8)
Net cash provided by investing activities	2,752	2,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares received and retired for employee taxes paid	(77)	(13)
Reimbursement from landlord on tenant improvements	744	-
Repayment of principal portion of promissory notes	(70)	-
Proceeds from sale of common shares of subsidiary	-	5,000
Proceeds from sale of subsidiary warrants	(40)	737
Repayment of financing lease liabilities	(14)	(151)
Payment to repurchase subsidiary shares	-	(38)
Net cash provided by financing activities	543	5,535

Effect of exchange rate changes on cash, cash equivalents and restricted cash	83	(21)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,603)	(10,054)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	24,399	37,685
At end of the period	$8,796	$27,631

See accompanying notes to the condensed consolidated interim financial statements.

BIOTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

BioTime is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our current focus is on therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. BioTime’s programs are based on its proprietary cell-based therapy platform and associated development and manufacturing capabilities. With this platform BioTime develops and manufactures specialized, terminally-differentiated human cells from its pluripotent and progenitor cell starting materials. These differentiated cells are developed either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or administered as a means of helping the body mount an effective immune response to cancer.

BioTime has three cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium cell replacement therapy currently in a Phase I/IIa multicenter clinical trial for the treatment of advanced dry-age-related macular degeneration (“dry-AMD”) with geographic atrophy. There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry-AMD, which accounts for approximately 85-90% of all AMD cases and is a leading cause of blindness in people over the age of 65.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase I/IIa multicenter clinical trial for acute spinal cord injuries. This clinical trial has been partially funded by the California Institute for Regenerative Medicine.

●	VAC2, an allogeneic (non-patient-specific or “off-the-shelf”) cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase I clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, the world’s largest independent cancer research charity.

BioTime also has cell/drug delivery programs that are based upon its proprietary HyStem® cell and drug delivery matrix technology. HyStem was designed to support the formulation, transfer, retention, and engraftment of cellular therapies.

BioTime is also enabling early-stage programs in other new technologies through its own research programs.

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

On March 8, 2019, the Asterias merger closed with Asterias surviving as a wholly owned subsidiary of BioTime. The former stockholders of Asterias (other than BioTime) received 0.71 shares of BioTime common stock for every share of Asterias common stock they owned. BioTime issued 24,695,898 shares of common stock, including 58,085 shares issued in respect of restricted stock units issued by Asterias that immediately vested in connection with the closing of the Asterias Merger. The aggregate dollar value of such shares, based on the closing price of BioTime common stock on March 8, 2019, was $32.4 million. BioTime also assumed warrants to purchase shares of Asterias common stock.

The Asterias Merger has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date.

See Note 3 for a full discussion of the Asterias Merger.

Investment in OncoCyte

BioTime has significant equity holdings in OncoCyte Corporation (“OncoCyte”), a publicly traded company, which BioTime founded and, in the past, was a majority-owned consolidated subsidiary. OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer utilizing novel liquid biopsy technology. As of June 30, 2019, BioTime owned 14.7 million shares of OncoCyte common stock, or 28% of its outstanding shares (see Note 16).

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

Principles of consolidation

BioTime’s condensed consolidated interim financial statements include the accounts of its subsidiaries. The following table reflects BioTime’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of June 30, 2019.

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

For the three and six months ended June 30, 2018, BioTime’s unaudited consolidated results include AgeX’s consolidated results for the full period presented. As a result of the AgeX Deconsolidation, beginning on August 30, 2018 (a) AgeX’s consolidated financial statements and consolidated results are no longer a part of BioTime’s condensed consolidated interim financial statements and results, and (b) the fair value of AgeX common stock held by BioTime is now reflected on BioTime’s condensed consolidated balance sheet and the changes in the fair value of those shares during the applicable reporting period are reflected as gains or losses in BioTime’s condensed consolidated statements of operations included in other income and expenses, net.

All material intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2019, BioTime consolidated its direct and indirect wholly owned or majority-owned subsidiaries because BioTime has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on BioTime’s consolidated balance sheets.

Liquidity

Since inception, BioTime has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, sale of common stock of AgeX, a former subsidiary, receipt of research grants, royalties from product sales, license revenues and sales of research products. Additionally, BioTime raised $4.2 million in a sale of a portion of its OncoCyte holdings and $1.2 million in sales of a portion of its Hadasit Bio-Holdings Ltd. (“Hadasit”) holdings in July 2019 (see Note 16). At June 30, 2019, BioTime had an accumulated deficit of approximately $252.4 million, working capital of $12.6 million and shareholders’ equity of $131.8 million. BioTime has evaluated its projected cash flows and believes that its $16.7 million of cash, cash equivalents and marketable equity securities at June 30, 2019, plus the $4.2 million in net proceeds from the sale of OncoCyte shares of common stock in July 2019 and the value of its remaining equity investment in OncoCyte (which was approximately $21.7 million based on the closing price of OncoCyte common stock of $1.75 per share on August 6, 2019), provide sufficient cash, cash equivalents, and liquidity to carry out BioTime’s current planned operations through at least twelve months from the issuance date of the consolidated financial statements included herein. If BioTime needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, BioTime may sell some, or all, of its investments, as necessary.

The AgeX Distribution was completed on November 28, 2018 when AgeX became a publicly traded company (see Note 6). BioTime continues to hold a minority interest in AgeX that may be a source of additional liquidity to BioTime as a marketable equity security.

If the promissory note issued by Juvenescence in favor of BioTime discussed in Note 5 is converted into equity securities of Juvenescence prior to its maturity date, the Juvenescence equity securities may be marketable securities that BioTime may use to supplement its liquidity, as needed. If such promissory note is not converted, it is payable in cash, plus accrued interest, at maturity on August 30, 2020.

On March 8, 2019, with the consummation of the Asterias Merger, Asterias became BioTime’s wholly owned subsidiary. BioTime began consolidating Asterias’ operations and results with its operations and results beginning on March 8, 2019 (see Note 3). As BioTime integrates Asterias’ operations into its own, BioTime expects to make extensive reductions in headcount and to reduce non-clinical related spend, in each case, as compared to Asterias’ operations before the Asterias Merger.

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

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported. As of June 30, 2019, deferred grant revenue was immaterial.

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

For the three months ended June 30, 2019, and for the three and six months ended June 30, 2018, BioTime reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common stock was considered antidilutive for those periods. For the six months ended June 30, 2019, BioTime reported net income attributable to common shareholders, and therefore, performed an analysis of common share equivalents to determine their impact on diluted net income, and determined that none of the common share equivalents were dilutive.

The following weighted average common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018
Stock options	15,374	8,990	15,103	8,990
Warrants (1)	-	8,795	-	8,795
BioTime Warrants (2) (Note 3)	1,296	-	917	-
Restricted stock units	271	535	275	535

(1)	The warrants expired on October 1, 2018.
(2)	Although the BioTime Warrants are classified as liabilities, these warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be anti-dilutive for the period presented.

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

Other recently adopted accounting pronouncements

Adoption of ASU 2016-18, Statement of Cash Flows (Topic 230) - On January 1, 2018, BioTime adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash, and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The adoption of ASU 2016-18 did not have a material effect on BioTime’s condensed consolidated financial statements. However, prior period restricted cash balances included in prepaid expenses and other current assets, and in deposits and other long-term assets, on the condensed consolidated balance sheets was added to the beginning-of-period and end-of-period total consolidated cash and cash equivalents in the condensed consolidated statements of cash flows to conform to the current presentation shown below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein and effected by the adoption of ASU 2016-18 (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
	(unaudited)		(unaudited)
Cash and cash equivalents	$8,210	$23,587	$27,207	$36,838
Restricted cash included in prepaid expenses and other current assets (see Note 15)	-	346	346	-
Restricted cash included in deposits and other long-term assets (see Note 15)	586	466	78	847
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$8,796	$24,399	$27,631	$37,685

Adoption of ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting - In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year). BioTime adopted ASU 2018-07 on January 1, 2019. As BioTime does not have a significant number of nonemployee share-based awards, the application of the new standard did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted - The recently issued accounting pronouncements applicable to BioTime that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in BioTime’s Annual Report on Form 10-K for the year ended December 31, 2018.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. BioTime will adopt this standard on January 1, 2020 and is currently evaluating the disclosure requirements and its effect on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual periods beginning after December 15, 2018. BioTime has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

3. Asterias Merger

On March 8, 2019, the Asterias Merger closed with Asterias surviving as a wholly owned subsidiary of BioTime. The former stockholders of Asterias (other than BioTime) received 0.71 shares of BioTime common stock (the “Merger Consideration”) for every share of Asterias common stock they owned (the “Merger Exchange Ratio”). BioTime issued 24,695,898 shares of common stock, including 58,085 shares issued in respect of restricted stock units issued by Asterias that immediately vested in connection with the closing of the Asterias Merger. The fair value of such shares, based on the closing price of BioTime common stock on March 8, 2019, was $32.4 million.

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

As of June 30, 2019, the assets and liabilities of Asterias have been included in the condensed consolidated balance sheet of BioTime. The results of operations of Asterias from March 8, 2019 through June 30, 2019 have been included in the condensed consolidated statement of operations of BioTime for the six months ended June 30, 2019.

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
	(in thousands, except for useful life)
In process research and development (“IPR&D”)	$46,540	n/a
Royalty contracts	650	5
	$47,190

The following is a discussion of the valuation methods used to determine the fair value of Asterias’ significant assets and liabilities in connection with the Asterias Merger:

Acquired In-Process Research and Development (“IPR&D”) and Deferred Income Tax Liability - The fair value of identifiable acquired in-process research and development intangible assets consisting of $31.7 million pertaining to the AST-OPC1 program that is currently in a Phase 1/2a clinical trial for spinal cord injuries (“SCI”), which has been partially funded by the California Institute for Regenerative Medicine and $14.8 million pertaining to the AST-VAC2 program, which is a non-patient-specific (“off-the-shelf”) cancer immunotherapy derived from pluripotent stem cells for which a clinical trial in non-small cell lung cancer is being funded and sponsored by Cancer Research UK. The identification of these intangible assets are based on consideration of historical experience and a market participant’s view further discussed below; collectively, the AST-OPC1 and the AST-VAC2 are referred to as the “AST-Clinical Programs”. These intangible assets are valued primarily through the use of a probability weighted discounted cash flow method under the income approach further discussed below. BioTime considered the AST-VAC1 program, an autologous product candidate, manufactured from cells that come from the patient, and due to significant risks, substantial costs and limited opportunities in its current state associated with the AST-VAC1 program, BioTime management considered this program to have de minimis value.

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

These IPR&D assets are indefinite-lived intangible assets until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed or abandoned, the IPR&D will either be amortized over the asset life as a finite-lived intangible asset or be impaired, respectively, in accordance with ASC 350, Intangibles - Goodwill and Other. In accordance with ASC 350, goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment at least annually and between annual tests if BioTime becomes aware of an event or a change in circumstances that would indicate the asset may be impaired.

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

Royalty contracts - Asterias has certain royalty revenues for “research only use” culture media for pre-clinical research applications under certain, specific patent families under contracts which preclude the customers to sell for commercial use or for clinical trials. These royalty cash flows are generated under certain specific patent families which Asterias previously acquired from Geron Corporation (“Geron”). Asterias pays Geron a royalty for all royalty revenues received from these contracts. Because these patents are a subset of the clinical programs discussed above, are expected to continue to generate revenues for Asterias and are not to be used in the AST-OPC1 or the AST-VAC2 programs, these patents are considered to be separate long-lived intangible assets under ASC 805. These intangible assets are also valued primarily through the use of the discounted cash flow method under the income approach, and will be amortized over their useful life, estimated to be 5 years. The discounted cash flow method estimated the amount of net royalty income that can be expected under the contracts in future years. The amounts were based on observed historical trends in the growth of these revenue streams, and were estimated to terminate in approximately five years, when the key patents under these contracts will begin to expire. The resulting cash flows were discounted to the valuation date based on a rate of return that recognizes a lower level of risk associated with these assets as compared to the AST-Clinical programs discussed above.

Deferred license revenue - In September 2018, Asterias and Novo Nordisk A/S (“Novo Nordisk”) entered into an option for Novo Nordisk or its designated U.S. affiliate to license, on a non-exclusive basis, certain intellectual property related to culturing pluripotent stem cells, such as hES cells, in suspension. Under the terms of the option, Asterias received a one-time upfront payment of $1.0 million, in exchange for a 24-month period option to negotiate a non-exclusive license during which time Asterias has agreed to not grant any exclusive licenses inconsistent with the Novo Nordisk option. This option is considered a performance obligation as it provides Novo Nordisk with a material right that it would not receive without entering into the contract.

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

Liability classified warrants - On May 13, 2016, in connection with a common stock offering, Asterias issued warrants to purchase 2,959,559 shares of Asterias common stock (the “Asterias Warrants”) with an exercise price of $4.37 per share that expire in five years from the issuance date, or May 13, 2021. As of the closing of the Asterias Merger, there were 2,813,159 Asterias Warrants outstanding. The Asterias Warrants contain certain provisions in the event of a Fundamental Transaction, as defined in the warrant agreement governing the Asterias Warrants (“Warrant Agreement”), that Asterias or any successor entity will be required to purchase, at a holder’s option, exercisable at any time concurrently with or within thirty days after the consummation of the fundamental transaction, the Asterias Warrants for cash in an amount equal to the calculated value of the unexercised portion of such holder’s warrants, determined in accordance with the Black-Scholes option pricing model with significant inputs as specified in the Warrant Agreement. The Asterias Merger was a Fundamental Transaction for purposes of the Asterias Warrants.

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

As of June 30, 2019, the total number of shares of BioTime common stock subject to warrants that were assumed by BioTime in connection with the Asterias Merger was 1,089,900, with similar terms and conditions retained under the BioTime Warrants as per the original Warrant Agreements. The BioTime Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021. BioTime is accounting for the outstanding BioTime Warrants as a liability at fair value, with subsequent changes to the fair value of the BioTime Warrants at each reporting period thereafter included in the consolidated statement of operations (see Note 11).

Fair value of BioTime common stock held by Asterias - As of March 8, 2019, Asterias held 2,621,811 shares of BioTime common stock as marketable securities on its standalone financial statements. The fair value of those shares acquired by BioTime from Asterias is determined based on the $1.31 per share closing price of BioTime common stock on March 8, 2019. Although treasury shares are not considered an asset and were retired upon BioTime’s acquisition of Asterias, the fair value of those shares is a part of the purchase price allocation shown in the tables above. These BioTime shares were retired at the completion of the Asterias Merger.

Goodwill - Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment.

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. Goodwill recorded in the Asterias Merger is not expected to be deductible for tax purposes (see Note 13).

During the three and six months ended June 30, 2019, BioTime incurred $0.9 million and $4.4 million, respectively, in acquisition related costs which were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Prior to the Asterias Merger being consummated in March 2019, BioTime elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting. The fair value of the Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying (a) $1.31, the closing price of BioTime common stock on such date by (b) the Merger Exchange Ratio. The fair value of the Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, BioTime recorded an unrealized gain of $6.7 million for the six months ended June 30, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019. For the six months ended June 30, 2018, BioTime recorded an unrealized loss of $19.6 million on the Asterias shares due to the decrease in Asterias’ stock price from December 31, 2017 to June 30, 2018 from $2.25 per share to $1.35 per share. All share prices were determined based on the closing price of BioTime or Asterias common stock on the NYSE American on the applicable dates.

Asterias Merger Related Litigation - See Note 15 Commitments and Contingencies for discussion regarding litigation related to the Asterias Merger.

4. Equity Method Accounting for Common Stock of OncoCyte, at Fair Value

BioTime elected to account for its 14.7 million shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. The OncoCyte shares had a fair value of $36.5 million as of June 30, 2019 and a fair value of $20.3 million as of December 31, 2018, based on the closing price of OncoCyte of $2.49 per share and $1.38 per share on those respective dates.

For the three months ended June 30, 2019, BioTime recorded an unrealized loss of $21.4 million due to the decrease in OncoCyte’s stock price from $3.95 per share at March 31, 2019 to $2.49 per share at June 30, 2019. For the three months ended June 30, 2018, BioTime recorded an unrealized gain of $6.6 million due to the increase in OncoCyte’s stock price from $2.10 per share at March 31, 2018 to $2.55 per share at June 30, 2018.

For the six months ended June 30, 2019, BioTime recorded an unrealized gain of $16.3 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $2.49 per share at June 30, 2019. For the six months ended June 30, 2018, BioTime recorded an unrealized loss of $30.8 million due to the decrease in OncoCyte’s stock price from $4.65 per share at December 31, 2017 to $2.55 per share at June 30, 2018.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

OncoCyte’s unaudited condensed results of operations for the periods presented are summarized below (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018
Condensed Statement of Operations:
Research and development expense	$1,508	$2,322	$2,851	$3,784
General and administrative expense	3,636	1,335	6,085	3,122
Sales and marketing expense	318	569	523	1,227
Loss from operations	(5,462)	(4,226)	(9,459)	(8,133)
Net loss	$(5,384)	$(4,505)	$(9,248)	$(8,284)

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

The Promissory Note bears interest at 7% per annum, with principal and accrued interest payable at maturity on August 30, 2020. The Promissory Note cannot be prepaid prior to maturity or conversion. On the maturity date, if a “Qualified Financing” (as defined below) has not occurred, BioTime will have the right, but not the obligation, to convert the principal balance of the Promissory Note and accrued interest then due into Series A preferred shares of Juvenescence at a conversion price of $15.60. Upon the occurrence of a Qualified Financing on or before the maturity date, the principal balance of the Promissory Note and accrued interest will automatically convert into a number of shares of the class of equity securities of Juvenescence sold in the Qualified Financing, at the price per share at which the Juvenescence securities are sold in the Qualified Financing; and, if AgeX common stock is listed on a national securities exchange in the U.S., the number of shares of the class of equity securities issuable upon conversion may be increased depending on the market price of AgeX common stock. A Qualified Financing is generally defined as an underwritten initial public offering of Juvenescence equity securities in which gross proceeds are not less than $50.0 million. The Promissory Note is not transferable, except in connection with a change of control of BioTime.

For the three and six months ended June 30, 2019, BioTime recognized $378,000 and $756,000, respectively, in interest income on the Promissory Note. As of June 30, 2019, the principal and accrued interest balance of the Promissory Note was $22.9 million.

Shareholder Agreement

BioTime and Juvenescence entered into a Shareholder Agreement, dated August 30, 2018, setting forth the governance, approval and voting rights of the parties with respect to their holdings of AgeX common stock, including rights of representation on the AgeX Board of Directors, approval rights, preemptive rights, rights of first refusal and co-sale and drag-along and tag-along rights for so long as either BioTime or Juvenescence continue to own at least 15% of the outstanding shares of AgeX common stock. Under the Shareholder Agreement, Juvenescence and BioTime each had the right to designate two persons to a six-member AgeX Board of Directors, with the remaining two individuals to be independent of Juvenescence and BioTime. Following Juvenescence’s payment of $10.8 million on November 2, 2018 under the Stock Purchase Agreement, Juvenescence had the right to designate an additional member of the AgeX Board of Directors. As of July 30, 2019, Juvenescence has not exercised such right. Immediately following the AgeX Distribution on November 28, 2018 (see Note 6), BioTime owned 1.7 million shares of AgeX common stock, representing 4.8% of AgeX’s then issued and outstanding shares of common stock. Accordingly, in accordance with the Shareholder Agreement, as of November 28, 2018, BioTime had no right to designate any member to the AgeX Board of Directors.

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

On May 7, 2019, AgeX provided written notice that it will terminate its use of BioTime’s office and laboratory facilities as of July 31, 2019. On July 3, 2019, AgeX provided written notice that the remaining shared services would terminate as of September 30, 2019.

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

Immediately following the AgeX Distribution, BioTime owned 1.7 million shares of AgeX common stock, all of which it still owns, and which represents approximately 4.6% of AgeX’s outstanding common stock as of June 30, 2019 and which shares BioTime holds as marketable equity securities.

7. Property and Equipment, Net

At June 30, 2019 and December 31, 2018, property and equipment was comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Equipment, furniture and fixtures	$4,563	$3,842
Leasehold improvements	2,790	3,910
Right-of-use assets (1)	5,065	-
Accumulated depreciation and amortization	(3,698)	(3,185)
Property and equipment, net	8,720	4,567
Construction in progress	-	1,268
Property and equipment, net, and construction in progress	$8,720	$5,835

(1)	BioTime adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities see Notes 2 and 15.

Property and equipment at both June 30, 2019 and December 31, 2018 includes $146,000 in financing leases. Depreciation and amortization expense amounted to $244,000 and $279,000 for the three months ended June 30, 2019 and 2018, and $513,000 and $560,000 for the six months ended June 30, 2019 and 2018, respectively.

Construction in progress

Construction in progress of $1.3 million as of December 31, 2018 entirely relates to the leasehold improvements made at Cell Cure’s leased facilities in Jerusalem, Israel, primarily financed by the landlord. The leasehold improvements were substantially completed in December 2018 and the assets placed in service in January 2019 (see adoption of ASC 842 impact discussed in Notes 2 and 15).

8. Goodwill and Intangible Assets, Net

At June 30, 2019 and December 31, 2018, goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Goodwill(1)	$12,977	$-

Intangible assets:
Acquired IPR&D - OPC1 (from the Asterias Merger) (2)	$31,700	$-
Acquired IPR&D - VAC2 (from the Asterias Merger) (2)	14,840	-
Intangible assets subject to amortization:
Acquired patents	19,010	19,010
Acquired royalty contracts (2)	650
Other	10	10
Total intangible assets	66,210	19,020
Accumulated amortization	(16,889)	(15,895)
Intangible assets, net	$49,321	$3,125

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger (see Note 3).

(2)	See Note 3 for information on the Asterias Merger which was consummated on March 8, 2019.

BioTime recognized in research and development expenses $475,000 and $581,000 of amortization expense in the three months ended June 30, 2019 and 2018, and $949,000 and $1.2 million in the six months ended June 30, 2019 and 2018, respectively.

9. Accounts Payable and Accrued Liabilities

At June 30, 2019 and December 31, 2018, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Accounts payable (1)	$2,778	$2,359
Accrued compensation (2)	1,970	2,456
Accrued liabilities (3)	2,035	1,639
Other current liabilities	76	9
Total	$6,859	$6,463

(1)	Includes $0.8 million of transaction costs related to the Asterias Merger (see Note 3) recorded outside of the business combination.
(2)	Includes $0.3 million of change of control and related transaction costs related to the Asterias Merger (see Note 3) recorded outside of the business combination.
(3)	Includes $0.3 million of transaction costs related to the Asterias Merger (see Note 3) recorded outside of the business combination.

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

Additionally, BioTime entered into a plan of termination with substantially all other previous employees of Asterias with potential separation payments in the aggregate of $0.5 million. Termination dates for these individuals ranged from May 31, 2019 to June 28, 2019. These employees were required to provide services related to the transition and be an employee of the combined company as of their date of termination in order to receive separation benefits. Since the employees were required to render future services after the merger date, BioTime recorded the aggregate liability ratably over their respective service periods from the Asterias Merger date through the above termination dates, in accordance with ASC 420, Exit or Disposal Cost Obligations. As of June 30, 2019, a total of $0.3 million was accrued for these separation payments which represents the portion of the payments earned through June 30, 2019. This amount was paid in July 2019.

In connection with the planned relocation of BioTime’s corporate headquarters to Carlsbad, California, discussed in Note 15, in June 2019, BioTime entered into a plan of termination with certain BioTime employees with potential separation payments in the aggregate of $0.5 million. Termination dates for these individuals range from August 9, 2019 to September 30, 2019. These employees must provide services related to the transition of services and activities in connection with the relocation and be an employee of BioTime as of their date of termination in order to receive separation benefits. BioTime will record the aggregate liability ratably over their respective service periods from June through the above termination dates, in accordance with ASC 420.

As of June 30, 2019, a total of $0.2 million was accrued for these BioTime employee separation payments which represents the portion of the payments earned through June 30, 2019.

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

The Use Fee is determined and invoiced to OncoCyte and AgeX on a regular basis, generally monthly or quarterly. Each invoice is payable in full within 30 days after receipt. Any invoice, or portion thereof, not paid in full when due will bear interest at the rate of 15% per annum until paid, unless the failure to make a payment is due to any inaction or delay in making a payment by BioTime. Through June 30, 2019, BioTime has not charged OncoCyte or AgeX any interest.

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

On May 7, 2019, AgeX provided written notice that it will terminate its use of BioTime’s office and laboratory facilities as of July 31, 2019. On July 3, 2019, AgeX provided written notice that the remaining shared services would terminate as of September 30, 2019. On July 30, 2019, OncoCyte provided written notice that it planned to terminate shared services effective as of September 30, 2019, except for the use of shared facilities, which remains in force.

In the aggregate, BioTime charged Use Fees to OncoCyte and AgeX as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018
Research and development	$491	$217	$984	$437
General and administrative	179	175	411	346
Total use fees	$670	$392	$1,395	$783

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

Transactions with Ascendance Biotechnology, Inc.

On March 21, 2018, AgeX and Ascendance Biotechnology, Inc. (“Ascendance”), an equity method investee of AgeX and former equity method investee of BioTime, entered into an Asset Purchase Agreement (the “Asset Agreement”) in which AgeX purchased for $800,000 in cash certain assets consisting primarily of in-process research and development assets related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX. The transaction was considered an asset acquisition rather than a business combination in accordance with ASC 805. Accordingly, the $800,000 purchase price was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use. Also, on March 21, 2018, BioTime received $0.2 million from Ascendance as settlement of its accounts receivable from Ascendance.

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

In connection with the putative shareholder class action lawsuit filed in February 2019 challenging the Asterias Merger (see Note 15), BioTime has agreed to pay for the legal defense of Neal Bradsher, director, and Broadwood Partners, L.P., a shareholder of BioTime, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuit. Through June 30, 2019, BioTime has incurred a total of $140,000 in legal expenses on behalf of the director, shareholder, and the manager of the shareholder.

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

Common Shares

At June 30, 2019, BioTime was authorized to issue 250,000,000 common shares, no par value. As of June 30, 2019, and December 31, 2018, BioTime had 149,642,861 and 127,135,774 issued and outstanding common shares, respectively.

In April 2017, BioTime entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which BioTime may offer and sell, from time to time, through Cantor Fitzgerald, shares of BioTime common stock having an aggregate offering price of up to $25,000,000. BioTime is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon BioTime’s instructions, including any price, time or size limits specified by BioTime. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of BioTime’s Registration Statement on Form S-3, which became effective on May 5, 2017. As of June 30, 2019, $24.2 million remained available for sale through the Sales Agreement.

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

Reconciliation of Changes in Shareholders’ Equity

The following table documents the changes in shareholders’ equity for the three and six months ended June 30, 2019 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Interest/ (Deficit)	Comprehensive Income	Shareholders’ Equity
BALANCE AT DECEMBER 31, 2018	-	$-	127,136	$354,270	$(261,856)	$(1,594)	$1,426	$92,246
Shares issued in connection with the Asterias Merger	-	-	24,696	32,353	-	-	-	32,353
Shares retired in connection with the Asterias Merger	-	-	(2,622)	(3,435)	-	-	-	(3,435)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	118	(75)	-	-	-	(75)
Stock-based compensation	-	-	-	1,361	-	-	-	1,361
Stock-based compensation for shares issued upon vesting of Asterias restricted stock units attributable to post combination services	-	-	60	79	-	-	-	79
Adjustment upon adoption of leasing standard	-	-	-	-	143	-	-	143
Foreign currency translation loss	-	-	-	-	-	-	(732)	(732)
NET INCOME/(LOSS)	-	-	-	-	39,310	(14)	-	39,296
BALANCE AT MARCH 31, 2019	-	$-	149,388	$384,553	$(222,403)	$(1,608)	$694	$161,236
Shares issued for settlement of BioTime Warrants	-	-	252	302	-	-	-	302
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	3	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	762	-	-	-	762
Foreign currency translation loss	-	-	-	-	-	-	(487)	(487)
NET LOSS	-	-	-	-	(30,032)	(20)	-	(30,052)
BALANCE AT JUNE 30, 2019	-	$-	149,643	$385,615	$(252,435)	$(1,628)	$207	$131,759

The following table documents the changes in shareholders’ equity for the three and six months ended June 30, 2018 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Interest/ (Deficit)	Comprehensive Income	Shareholders’ Equity
BALANCE AT DECEMBER 31, 2017	-	$-	126,866	$378,487	$(216,297)	$1,622	$451	$164,263
Cumulative-effect adjustment for adoption of ASU 2016-01 on January 1, 2018	-	-	-	-	328	-	(328)	-
Cumulative-effect adjustment for adoption of Accounting Standard Codification, Topic 606, on January 1, 2018	-	-	-	-	101	-	-	101
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	3	(7)	-	-	-	(7)
Stock-based compensation	-	-	-	809	-	-	-	809
Stock-based compensation in subsidiaries	-	-	-	-	-	175	-	175
Sale of subsidiary warrants in AgeX	-	-	-	-	-	737	-	737
Subsidiary financing transactions with noncontrolling interests - AgeX	-	-	-	(103)	-	103	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	75	75
NET LOSS	-	-	-	-	(63,548)	(150)	-	(63,698)
BALANCE AT MARCH 31, 2018	-	$-	126,869	$379,186	$(279,416)	$2,487	$198	$102,455
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	5	(5)	-	-	-	(5)
Stock-based compensation	-	-	-	825	-	-	-	825
Stock-based compensation of subsidiaries	-	-	-	-	-	278	-	278
Additional adjustment for ASC Topic 606	-	-	-	-	1	-	-	1
Sale of subsidiary shares in AgeX	-	-	-	-	-	5,000	-	5,000
Subsidiary financing transactions with noncontrolling interests - AgeX	-	-	-	3,634	-	(3,634)	-	-
Subsidiary financing and other transactions with noncontrolling interests – Cell Cure	-	-	-	(111)	-	70	-	(41)
Foreign currency translation adjustments	-	-	-	-	-	-	884	884
NET LOSS	-	-	-	-	(4,215)	(431)	-	(4,646)
BALANCE AT JUNE 30, 2018			126,874	383,529	$(283,630)	$3,770	$1,082	$104,751

Warrants

BioTime (previously Asterias) Warrants - Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, BioTime assumed outstanding Asterias Warrants. As of June 30, 2019, the total number of shares of BioTime common stock subject to warrants that were assumed by BioTime in connection with the Asterias Merger was 1,089,900 (representing approximately $289,000 in fair value as of June 30, 2019), which were converted to BioTime Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the BioTime Warrants as per the original Warrant Agreements. The BioTime Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021. BioTime is accounting for the outstanding BioTime Warrants as a liability at fair value, with subsequent changes to the fair value of the BioTime Warrants at each reporting period thereafter included in the consolidated statement of operations (see Note 3).

For the three and six months ended months ended June 30, 2019, BioTime recorded an unrealized gain of $0.2 million due to the decline in the fair value of the BioTime Warrants from the Asterias Merger date through June 30, 2019. As of June 30, 2019, the fair value of the BioTime Warrants was $0.3 million included in long-term liabilities on the condensed consolidated balance sheets.

Cell Cure Warrants - Liability Classified

Cell Cure has two sets of issued warrants. Warrants to purchase 24,566 Cell Cure ordinary shares at an exercise price of $40.5359 were issued to Hadasit in July 2017. These warrants expire in July 2022. Warrants to purchase 13,738 Cell Cure ordinary shares at exercise prices ranging from $32.02 to $40.00 per share have been issued to consultants. These warrants expire in October 2020 and January 2024.

ASC 815 requires freestanding financial instruments, such as warrants, with exercise prices denominated in currencies other than the functional currency of the issuer to be accounted for as liabilities at fair value, with all subsequent changes in fair value after the issuance date to be recorded as gains or losses in the consolidated statements of operations.

As of June 30, 2019 and December 31, 2018, the total value of all warrants issued by Cell Cure was $0.3 million and $0.4 million, respectively. Such warrants are classified as long-term liabilities on the condensed consolidated balance sheets.

12. Stock-Based Awards

Equity Incentive Plan Awards

BioTime adopted a 2012 Equity Incentive Plan (the “2012 Plan”) for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. As of June 30, 2019, a maximum of 16,000,000 common shares were available for grant; this amount was increased to 24,000,000 common shares on July 30, 2019 when shareholder approval was obtained.

A summary of BioTime’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2018	1,885	13,867	402	$2.44
AgeX distribution adjustment	117	(2)	3	-
Restricted stock units vested	-	-	(135)	-
Options granted	(2,337)	2,337	-	1.14
Options exercised	-	-	-	-
Options expired/forfeited/cancelled	1,264	(1,264)	-	2.09
June 30, 2019	929	14,938	270	$2.27
Options exercisable at June 30, 2019		9,213		$2.59

At the effective time of the Asterias Merger, BioTime assumed sponsorship of the Asterias 2013 Equity Incentive Plan (the “Asterias Equity Plan”), with references to Asterias and Asterias common stock therein to be deemed references to BioTime and BioTime common stock. There were 7,309,184 shares available under the Asterias Equity Plan immediately before the closing of the Asterias Merger, which became 5,189,520 shares immediately following the Asterias Merger. The shares available under the Asterias Equity Plan will be for awards granted to those former Asterias employees who continued as BioTime employees upon consummation of the Asterias Merger. A summary of activity under the Asterias Equity Plan from the closing date of the Asterias Merger through June 30, 2019 is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
March 8, 2019	5,190	-	-	$-
Options granted	(490)	490	-	1.59
Options exercised	-	-	-	-
Options forfeited	105	(105)	-	1.63
June 30, 2019	4,805	385	-	1.58
Options exercisable at June 30, 2019		-		$-

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Six Months Ended June 30, (unaudited)
	2019	2018
Expected life (in years)	6.06	5.87
Risk-free interest rates	2.5%	2.6%
Volatility	60.2%	56.1%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018
Research and development	$161	$188	$283	$381
General and administrative	601	915	1,919	1,706
Total stock-based compensation expense	$762	$1,103	$2,202	$2,087

The expense related to 84,940 shares of Asterias restricted stock unit awards that immediately vested on the closing of the Asterias Merger and converted into the right to receive shares of BioTime common stock based on the Merger Exchange Ratio, resulting in 60,304 shares of BioTime common stock issued on March 8, 2019, which were included in stock-based compensation expense for the six months ended June 30, 2019. The expense was not included as part of the purchase price of the Asterias Merger because these awards were principally attributable to post-combination services.

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

Although the deconsolidation of OncoCyte was not a taxable transaction to BioTime and did not create a current income tax payment obligation to BioTime, the market value of the shares of OncoCyte common stock BioTime holds creates a deferred tax liability to BioTime based on the closing prices of the shares, less BioTime’s tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that BioTime holds as of June 30, 2019, is a source of future taxable income to BioTime, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of June 30, 2019. Due to the inherent unpredictability of future prices of those shares, BioTime cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

Prior to the Asterias Merger discussed in Note 3, the Asterias shares of common stock BioTime held generated similar deferred tax liabilities to BioTime as the OncoCyte shares discussed above. As of the Asterias Merger date and due to Asterias becoming a wholly owned subsidiary of BioTime, the Asterias deferred tax liabilities were eliminated with a corresponding adjustment to BioTime’s valuation allowance, resulting in no tax provision or benefit from this adjustment.

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

For the three and six months ended June 30, 2019, BioTime reversed a portion of its valuation allowance. The partial reversal of the historical valuation allowance is related to BioTime’s deferred tax assets and credit carryforwards and is due to the acquired taxable temporary differences, primarily consisting of the acquired IPR&D discussed above and in Notes 3 and 8. ASC 740 allows for deferred tax assets and credit carryforwards, that are both available and indefinite in nature, to be used against similar deferred tax liabilities as a source of income to support the realization of those deferred tax assets and credit carryforwards. Any benefit recognized from such a reversal of the valuation allowance is recorded outside of the acquisition accounting. Accordingly, the $1.2 million and $5.6 million valuation allowance release and the corresponding tax benefits were primarily related to state research and development credits, including current year federal net operating losses generated for the three and six months ended June 30, 2019, respectively, both of which are available and indefinite in nature.

BioTime did not record any provision or benefit for income taxes for the three and six months ended June 30, 2018 as BioTime had a full valuation allowance for the periods presented.

14. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Six Months Ended June 30, (unaudited)
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

See Note 2 for discussion of the impact of adoption of ASC 842 on January 1, 2019, and below for the ROU assets and liabilities recorded in connection with the adoption of ASC 842 as of, and during the six months ended June 30, 2019 for the Alameda Lease.

In addition to base rent, BioTime will pay a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for the performance of its obligations under the Alameda Lease, BioTime provided the landlord with a security deposit of approximately $424,000, which was reduced to $78,000 on January 24, 2019 in accordance with the terms of the lease. The security deposit amount is considered restricted cash and $78,000 is included in deposits and other long-term assets as of June 30, 2019 (see Note 2).

Carlsbad Lease

In May 2019, BioTime entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California (the “Carlsbad Lease”). The term of the Carlsbad Lease commenced on August 1, 2019 and expires on October 31, 2022.

Base rent under the Carlsbad Lease beginning on August 1, 2019 is $17,850 per month and will increase by 3% annually on every August 1 thereafter during the lease term. Base rent for the first twenty-four months of the lease is based upon a deemed rentable area of 7,000 square feet. Base rent is abated for months two through five of the lease.

In addition to base rent, BioTime will pay a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for the performance of its obligations under the Alameda Lease, BioTime provided the landlord with a security deposit of approximately $17,850.

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

Prior to the adoption of ASC 842 on January 1, 2019, Cell Cure was considered the owner of the tenant improvements under construction under ASC 840-40-55 as Cell Cure, among other things, had the primary obligation to pay for construction costs and Cell Cure retains exclusive use of the leased facilities for its office, research and cGMP manufacturing facility requirements after construction was completed (“build to suit” lease). In accordance with the ASC 840 guidance, amounts expended by Cell Cure for construction was reported as construction in progress, and the proceeds received from the landlord, if any, are reported as a lease liability. As of December 31, 2018, approximately $1.1 million under the January 2018 Lease was incurred and recorded as leasehold improvement construction in progress (see Note 7), with a corresponding amount included in long term lease liability representing the full amount utilized from the landlord’s leasehold improvement construction allowance. By March 2019, the landlord paid the complete leasehold improvement construction allowance and the property was placed in service.

See Note 2 discussion of the impact of adoption of ASC 842 on January 1, 2019, and below for the ROU assets and liabilities recorded in connection with the adoption of ASC 842 as of, and during the six months ended June 30, 2019 for the Cell Cure and January 2018 Leases above (the “Cell Cure Leases”).

In December 2018, Cell Cure made a $388,000 deposit required under the January 2018 Lease, which amount is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2018, to be held as restricted cash during the term of the January 2018 Lease.

Adoption of ASC 842

The below tables provide the amounts recorded in connection with the adoption of ASC 842 as of, and during the six months ended June 30, 2019, for BioTime’s operating and financing leases, as applicable.

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$670
Operating cash flows from financing leases	17
Financing cash flows from financing leases	14

Right of use assets obtained in exchange for lease obligations:
Operating leases	89
Financing leases	-

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

June 30, 2019
Operating leases
Right-of-use assets, net	$4,554

Right-of-use lease liabilities, current	923
Right-of-use lease liabilities, noncurrent	3,825
Total operating lease liabilities	$4,748

Financing leases
Property and equipment, gross	$146
Accumulated depreciation	(35)
Property and equipment, net	$111

Current liabilities	33
Long-term liabilities	93
Total finance lease liabilities	$126

Weighted average remaining lease term
Operating leases	4.7 years
Finance leases	3.9 years
Weighted average discount rate
Operating leases	9.0%
Finance leases	10.0%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2019	$720	$22
2020	1,459	43
2021	1,365	36
2022	1,268	36
2023	393	15
Thereafter	1,015	-

Total lease payments	$6,220	$152
Less imputed interest	(1,472)	(26)
Total	$4,748	$126

Research and Option Agreement

On January 5, 2019, BioTime and Orbit Biomedical Limited (“Orbit”) entered into a Research and Option Agreement (the “Orbit Agreement”) for an exclusive partnership to assess Orbit’s vitrectomy-free subretinal injection device as a means of delivering OpRegen in BioTime’s ongoing Phase I/IIa clinical trial. The term of the Orbit Agreement is for one year unless certain research activities and related data specified in the Orbit Agreement is obtained sooner. The access fees payable by BioTime to Orbit for its technology and the injection device are $2.5 million in the aggregate, of which $1.25 million was paid in January 2019 upon execution of the Orbit Agreement and the remaining $1.25 million payment is due on the earlier of (i) six months from the Orbit Agreement date or, (ii) upon completion of certain collaborative research activities using the Orbit technology for the OpRegen Phase I/IIa clinical trial, as specified in the Orbit Agreement. In addition to the access fees, BioTime will pay Orbit for costs of consumables, training services, travel costs and other out of pocket expenses incurred by Orbit for performing services under the Orbit Agreement. BioTime has exclusive rights to the Orbit technology and its injection device for the treatment of dry-AMD during the term of the Orbit Agreement and may extend the term for an additional three months by paying Orbit a cash fee of $500,000. For the three and six months ended June 30, 2019, BioTime amortized $0.6 million and $1.25 million of the upfront payment fee included in research and development expenses. As of June 30, 2019, BioTime had not incurred the remaining $1.25 million access fee. In July 2019, BioTime completed the collaborative research activities referred to above and the second $1.25 million payment will be made in August 2019.

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

On February 19, 2019, a putative shareholder class action lawsuit was filed (captioned Lampe v. Asterias Biotherapeutics, Inc. et al., Case No. RG19007391) in the Superior Court of the State of California, County of Alameda challenging the Asterias Merger. On March 1, 2019, Asterias made certain amendments and supplements to its public disclosures regarding the Asterias Merger (the “Supplemental Disclosures”). On May 3, 2019, an amended class action complaint (the “Amended Complaint”) was filed. The Amended Complaint names BioTime, Patrick Merger Sub, Inc., the Asterias board of directors, one member of BioTime’s board of directors, and certain stockholders of both BioTime and Asterias. The action was brought by two purported stockholders of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The Amended Complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted and inadequate, and that the proxy statement filed by Asterias with the Securities and Exchange Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The Amended Complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs.

On June 3, 2019, defendants filed demurrers to the Amended Complaint. Plaintiffs’ counsel subsequently indicated that, after reviewing the demurrers and analyzing certain documents produced by defendants, Plaintiffs wished to voluntarily dismiss the action with prejudice as to themselves, and without prejudice as to the unnamed putative class members. Plaintiffs’ counsel also indicated that, independent of their decision to voluntarily dismiss the action, Plaintiffs believe they have a claim for attorneys’ fees and expenses in connection with the purported benefit conferred on Asterias stockholders by the Supplemental Disclosures (the “Fee Claim”). On July 26, 2019, the parties entered into a stipulation to stay the briefing schedule on the demurrers and to take the hearing on the demurrers off calendar so that the parties could discuss the Fee Claim (the “Stipulation”). On July 29, 2019, the Court entered the Stipulation as an order, took the demurrer hearing off calendar, and set a case management conference for September 17, 2019. Thereafter, the parties began negotiating the Fee Claim and, on August 5, 2019, agreed in principle to resolve the Fee Claim for $200,000. The parties intend to submit a stipulation to the Court seeking dismissal of the action with prejudice as to the named Plaintiffs and without prejudice as to the unnamed putative class members, and seeking approval of the negotiated Fee Claim. BioTime continues to believe that the claims and allegations in the action lack merit, but believes that it is in BioTime’s shareholders’ best interest for the action to be dismissed and to resolve the Fee Claim in a timely manner without additional costly litigation expenses.

Employment contracts

BioTime has entered into employment agreements with certain executive officers. Under the provisions of the agreements, BioTime may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, BioTime may provide indemnifications of varying scope under BioTime’s agreements with other companies or consultants, typically BioTime’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, BioTime will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of BioTime’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to BioTime products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments BioTime could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, BioTime has not been subject to any claims or demands for indemnification. BioTime also maintains various liability insurance policies that provide BioTime with insurance against claims or demands for indemnification in specified circumstances. As a result, BioTime believes the fair value of these indemnification agreements is minimal. Accordingly, BioTime has not recorded any liabilities for these agreements as of June 30, 2019 and December 31, 2018.

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

Grants

Under the terms of the grant agreement between Cell Cure and Israel Innovation Authority (“IIA”) (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, for the development of OpRegen ® , Cell Cure will be required to pay royalties on future product sales, if any, up to the amounts received from the IIA, plus interest indexed to LIBOR. Cell Cure’s research and product development activities under the grant are subject to substantial risks and uncertainties and performed on a best efforts basis. As a result, Cell Cure is not required to make any payments under the grant agreement unless it successfully commercializes OpRegen. Accordingly, pursuant to ASC 730-20, the grant is considered a contract to perform research and development services for others and grant revenue is recognized as the related research and development expenses are incurred (see Note 2).

Israeli law pertaining to such government grants contain various conditions, including substantial penalties and restrictions on the transfer of intellectual property, or the manufacture, or both, of products developed under the grant outside of Israel, as defined by the IIA.

16. Subsequent Events

In July 2019, BioTime sold 2,250,000 shares of common stock of OncoCyte for net proceeds of $4.2 million and recorded a realized loss on sale of $1.4 million, including commissions and fees. Following the completion of the sale, BioTime owns approximately 23.9% or 12.4 million shares of OncoCyte’s outstanding common stock.

In July 2019, BioTime sold 647,397 shares of common stock of Hadasit for net proceeds of approximately $1.2 million and recorded a realized gain on sale of $0.3 million, including commissions and fees. Following the completion of the sale, BioTime owns approximately 8.1% or 0.9 million shares of Hadasit’s outstanding common stock.

On July 30, 2019, BioTime conducted its annual shareholder meeting and received shareholder approval to increase the maximum common shares available for grant under the 2012 Equity Incentive Plan from 16,000,000 common shares to 24,000,000 common shares.

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

Company and Business Overview

BioTime is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our current focus is on therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. BioTime’s programs are based on our proprietary cell-based therapy platform and associated development and manufacturing capabilities. With this platform, BioTime develops and manufactures specialized, terminally-differentiated human cells from our pluripotent and progenitor cell starting materials. These differentiated cells are developed either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount an effective immune response to cancer.

We have three cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium cell replacement therapy currently in a Phase I/IIa multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“dry-AMD”) with geographic atrophy (“OpRegen trial”). Dry-AMD accounts for approximately 85-90% of all age-related macular degeneration cases and is a leading cause of blindness in people over the age of 65. There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry-AMD.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase I/IIa multicenter clinical trial for acute spinal cord injuries. This clinical trial has been partially funded by the California Institute for Regenerative Medicine.

●	VAC2, an allogeneic (non-patient-specific or “off-the-shelf”) cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase I clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, the world’s largest independent cancer research charity.

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

We have equity holdings in two publicly traded companies: OncoCyte Corporation (“OncoCyte”) (approximately 24% ownership) and AgeX Therapeutics, Inc. (“AgeX”) (approximately 5% ownership). We founded both companies and they were majority-owned and consolidated subsidiaries. OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer utilizing novel liquid biopsy technology, and AgeX (NYSE American: AGE) is focused on the development of early-stage programs relating to cell immortality, regenerative biology, aging, and age-related diseases.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three and six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows:

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

Business Combinations

We account for business combinations, such as the Asterias Merger completed in March 2019, in accordance with ASC Topic 805, Business Combinations , which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. We recognize estimated fair values of the tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Goodwill and IPR&D

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if circumstances indicate potential impairment.

IPR&D assets are indefinite-lived intangible assets until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed or abandoned, the IPR&D will either be amortized over the asset life as a finite-lived intangible asset or be impaired, respectively, in accordance with ASC 350, Intangibles - Goodwill and Other. In accordance with ASC 350, goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment at least annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the asset may be impaired.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenues and Cost of Sales

The amounts in the tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Grant revenue	$529	$1,941	$(1,412)	(73)%
Royalties from product sales and license fees	140	91	49	54%
Subscription and advertisement revenues	-	333	(333)	(100)%
Sale of research products and services	110	182	(72)	(40)%
Total revenues	779	2,547	(1,768)	(69)%
Cost of sales	(107)	(106)	1	1%
Gross profit	$672	$2,441	$(1,769)	(72)%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Grant revenue	$1,278	$2,266	$(988)	(44)%
Royalties from product sales and license fees	226	227	(1)	(0)%
Subscription and advertisement revenues	-	572	(572)	(100)%
Sale of research products and services	203	182	21	12%
Total revenues	1,707	3,247	(1,540)	(47)%
Cost of sales	(175)	(215)	(40)	(19)%
Gross profit	$1,532	$3,032	$(1,500)	(49)%

Our total revenues decreased by $1.8 million for the three months ended June 30, 2019 as compared to the same period in the prior year, primarily reflecting a $1.4 million decrease in grant revenues and a $0.3 million decrease in subscriptions and advertisement revenues.

Our total revenues decreased by $1.5 million for the six months ended June 30, 2019 as compared to the same period in the prior year, primarily reflecting a $1.0 million decrease in grant revenues and a $0.6 million decrease in subscriptions and advertisement revenues.

Our grant revenues are generated primarily by Cell Cure from the IIA for the development of OpRegen® and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”). The decreases in our grant revenues for the three and six months ended June 30, 2019 as compared to the same periods in the prior year, were primarily due to timing of grant payments. Grant revenues generated by Cell Cure from the IIA for the development of OpRegen amounted to $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and grant revenues generated by the NIH grant amounted to $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

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

Revenues from the sale of research products and services are primarily derived from service revenues and the sale of hydrogels and stem cell products.

Operating expenses

The amounts in the tables below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended June 30 (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$5,235	$6,358	$(1,123)	(18)%
General and administrative expenses	6,258	5,227	1,031	20%

	Six Months Ended June 30 (unaudited)		$ Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$10,196	$12,293	$(2,097)	(17)%
Acquired in-process research and development	-	800	(800)	(100)%
General and administrative expenses	14,918	11,163	3,755	34%

Research and development expenses

The following tables show the amount of our total research and development expenses allocated to our primary research and development projects, by respective entity conducting the research and development, for the periods presented (in thousands).

		Three Months Ended June 30, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2019	2018	2019	2018
BioTime and subsidiaries other than AgeX (2)	OpRegen®, OPC1, VAC2, Renevia® and other HyStem ® products, and PureStem ® progenitor cell lines for orthopedic applications	$5,235	$4,974	100%	78%
AgeX including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	-	967	0%	15%
AgeX (4)	Acquired in-process research and development	-	-	0%	0%
LifeMap Sciences (5)	Biomedical, gene, and disease databases and tools	-	417	0%	7%
Total research and development expenses		$5,235	$6,358	100%	100%

		Six Months Ended June 30, (unaudited)
		Amount (1)		Percent of Total
Company	Program	2019	2018	2019	2018
BioTime and subsidiaries other than AgeX (2)	OpRegen®, OPC1, VAC2, Renevia® and other HyStem ® products, and PureStem ® progenitor cell lines for orthopedic applications	$10,196	$9,318	100%	71%
AgeX including ReCyte (3)	PureStem® progenitor cell lines, brown adipose fat, iTR technology, and pre-clinical cardiovascular therapy research and development	-	2,179	0%	17%
AgeX (4)	Acquired in-process research and development	-	800	0%	6%
LifeMap Sciences (5)	Biomedical, gene, and disease databases and tools	-	796	0%	6%
Total research and development expenses		$10,196	$13,093	100%	100%

(1)	Amount includes research and development expenses incurred directly by BioTime or the named entity and certain general research and development expenses, such as lab supplies, lab expenses, rent and insurance allocated to research and development expenses, incurred directly by BioTime on behalf of the subsidiary and allocated to the subsidiary.

(2)	BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)	AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors. Research and development expenses shown for the periods presented in 2018 are prior to the AgeX Deconsolidation.

(4)	On March 23, 2018, AgeX purchased certain in-process research and development assets, primarily related to stem cell derived cardiomyocytes (heart muscle cells) to be developed by AgeX, for a total cash consideration of $800,000. The transaction was considered an asset acquisition rather than a business combination. Accordingly, the $800,000 was expensed on the acquisition date as acquired in-process research and development as those assets have no alternative future use.

(5)	LifeMap Sciences is a subsidiary of AgeX. Research and development expenses shown for the periods presented in 2018 are prior to the AgeX Deconsolidation.

The decrease of $1.1 million in total research and development expenses for the three months ended June 30, 2019 as compared to the same period in the prior year is mainly attributable to the following: decreases of $1.4 million in AgeX related programs, including LifeMap Sciences, due to the AgeX Deconsolidation on August 30, 2018, offset by a net increase of $0.3 million in BioTime programs primarily related to: (1) an increase of $1.7 million in OPC1 and VAC2 expenses (these programs were acquired in the Asterias Merger), offset by (2) decreases of $1.4 million in Renevia, HyStem and PureStem related expenses.

The decrease of $2.9 million in total research and development expenses for the six months ended June 30, 2019 as compared to the same period in the prior year is mainly attributable to the following: decreases of $3.0 million in AgeX related programs, including LifeMap Sciences, due to the AgeX Deconsolidation on August 30, 2018, and $0.8 million related to the absence of a nonrecurring $0.8 million expense incurred by AgeX on March 23, 2018 with respect to certain acquired in-process research and development assets that have no alternative future uses, offset by a net increase of $0.9 million in BioTime programs primarily related to: (1) an increase of $2.3 million in OPC1 and VAC2 expenses (these programs were acquired in the Asterias Merger), (2) an increase of $0.8 million in OpRegen related expenses, offset by (3) decreases of $2.3 million in Renevia, HyStem and PureStem related expenses.

General and administrative expenses

The following table shows the amount of general and administrative expenses of BioTime and named subsidiaries for the periods presented (in thousands):

	Three Months Ended June 30, (unaudited)
	Amount (1)		Percent of Total
Company	2019	2018	2019	2018
BioTime and subsidiaries other than AgeX (2)	$6,258	$4,157	100%	80%
AgeX including ReCyte (3)	-	897	0%	17%
LifeMap Sciences (4)	-	173	0%	3%
Total general and administrative expenses	$6,258	$5,227	100%	100%

	Six Months Ended June 30, (unaudited)
	Amount (1)		Percent of Total
Company	2019	2018	2019	2018
BioTime and subsidiaries other than AgeX (2)	$14,918	$8,803	100%	79%
AgeX including ReCyte (3)	-	1,979	0%	18%
LifeMap Sciences (4)	-	381	0%	3%
Total general and administrative expenses	$14,918	$11,163	100%	100%

(1)	Amount includes general and administrative expenses incurred directly by the named subsidiary and allocations from BioTime for certain general overhead expenses to the subsidiary.

(2)	BioTime includes Cell Cure, ESI, and OrthoCyte.

(3)	AgeX was capitalized during August 2017 by the contribution of assets from BioTime and cash from outside investors. General and administrative expenses shown for the periods presented in 2018 are prior to the AgeX Deconsolidation.

(4)	LifeMap Sciences is a subsidiary of AgeX. General and administrative expenses shown for the periods presented in 2018 are prior to the AgeX Deconsolidation.

The total net increase of $1.0 million in general and administrative expense for the three months ended June 30, 2019 compared to the same period in 2018, was primarily attributable to a $1.9 million increase in severance, legal, accounting and other expenses related to the Asterias Merger which was offset by a $1.1 million decrease in AgeX related general and administrative expenses.

The total net increase of $3.8 million in general and administrative expense for the six months ended June 30, 2019 compared to the same period in 2018, was primarily attributable to a $5.8 million increase in severance, legal, accounting and other expenses related to the Asterias Merger, a $0.5 million increase in BioTime stock-based compensation expenses due to new equity awards granted in 2019 and a $0.3 million increase in rent expense which is primarily related to the adoption of new lease guidance; these increases were partially offset by a $2.4 million decrease in AgeX related general and administrative expenses and a $0.5 million decrease in legal and accounting fees.

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

Other income and expenses, net

The following table shows the amount of other income and expenses, net, for the periods presented (in thousands):

	Three Months Ended June 30, (unaudited)
	2019	2018
Other income and expenses, net
Interest income, net	$437	$52
Gain (loss) on equity method investment in OncoCyte at fair value	(21,425)	6,603
Loss on equity method investment in Asterias at fair value	-	(2,175)
Unrealized (loss) gain on marketable equity securities	(607)	397
Unrealized gain on warrant liability	234	460
Other income (expense), net	882	(839)
Total other income (expense), net	$(20,479)	$4,498

	Six Months Ended June 30, (unaudited)
	2019	2018
Other income and expenses, net
Interest income, net	$879	$105
Gain on sale of equity method investment in Ascendance	-	3,215
Gain (loss) on equity method investment in OncoCyte at fair value	16,288	(30,816)
Gain (loss) on equity method investment in Asterias at fair value	6,744	(19,573)
Unrealized gain on marketable equity securities	1,324	612
Unrealized gain on warrant liability	271	351
Other income (expense), net	1,688	(1,014)
Total other income (expense), net	$27,194	$(47,120)

Gain (loss) on equity method investment in OncoCyte – As of June 30, 2019, we owned 14.7 million shares of common stock of OncoCyte. We elected to account for our shares in OncoCyte at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation. Our OncoCyte shares had a fair value of $36.5 million, $58.0 million and $20.3 million as of June 30, 3019, March 31, 2019 and December 31, 2018, respectively, based on the closing price of OncoCyte common stock on the NYSE American of $2.49 per share, $3.95 per share and $1.38 per share, respectively, on those dates or the last trading day of the applicable quarter. Accordingly, we recorded an unrealized loss of $21.4 million and an unrealized gain of $16.3 million for the three and six months ended June 30, 2019, respectively. Our OncoCyte shares had a fair value of $37.4 million, $30.8 million and $68.2 million as of June 30, 2018, March 31, 2018 and December 31, 2017, respectively, based on the closing price of OncoCyte common stock on the NYSE American of $2.55 per share, $2.10 per share and $4.65 per share, respectively, on those dates or the last trading day of the quarter. Accordingly, we recorded an unrealized gain of $6.6 million and an unrealized loss of $30.8 million for the three and six months ended June 30, 2018.

Gain (loss) on equity method investment in Asterias shares - Prior to the closing of the Asterias Merger on March 8, 2019, where we acquired 100% of its outstanding shares, we owned 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The fair value of our Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying (a) $1.31, the closing price of our common stock on such date by (b) the Merger Exchange Ratio. The fair value of our Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, we recorded an unrealized gain of $6.7 million for both the three and six months ended June 30, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019. Our Asterias shares had a fair value of $29.4 million, $31.5 million and $48.9 million as of June 30, 2018, March 31, 2018 and December 31, 2017, respectively, based on the closing price of Asterias common stock on the NYSE American of $1.35 per share, $1.45 per share and $2.25 per share, respectively, on those dates or the last trading day of the quarter. Accordingly, we recorded an unrealized loss of $2.2 million and $19.6 million, respectively, for the three and six months ended June 30, 2018.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market price of our OncoCyte shares, which could significantly impact our net income or loss reported in our condensed consolidated statements of operations for each period.

Marketable equity securities - We account for the shares we hold in foreign equity securities as marketable equity securities, carried at fair market value on our consolidated balance sheets. Beginning on January 1, 2018, in accordance with our adoption of ASU 2016-01, all gains and losses we generate each period due to changes in fair market value, including changes in foreign currency exchange rates, from these securities are included in other income and expenses, net, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2019, we recorded an unrealized loss of $0.6 million and a gain of $1.3 million, respectively, due to changes in fair market value of the marketable equity securities from March 31, 2019 to June 30, 2019 and December 31, 2018 to June 30, 2019.

Gain on sale of equity method investment in Ascendance - On March 23, 2018, Ascendance, AgeX’s equity method investee and BioTime’s former equity method investee, was acquired by a third party in a merger. AgeX received $3.2 million in cash for its Ascendance common stock from which we recognized a gain on sale for the same amount during the three months ended March 31, 2018.

Other income (expense), net, interest income, net - Other income and expenses, net, in 2019 and 2018 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI, changes in the fair value of the Cell Cure Warrants, dividend income and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the US dollar denominated notes payable by Cell Cure to BioTime.

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

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of June 30, 2019, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of June 30, 2019. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

For the three and six months ended June 30, 2019, we reversed a portion of our valuation allowance. The partial reversal of the historical valuation allowance is related to our deferred tax assets and credit carryforwards and is due to the acquired taxable temporary differences, primarily consisting of the acquired IPR&D discussed in Note 13 to condensed consolidated financial statements included elsewhere in this Report. ASC 740 allows for deferred tax assets and credit carryforwards that are both available and indefinite in nature to be used against similar deferred tax liabilities as a source of income to support the realization of those deferred tax assets and credit carryforwards. Any benefit recognized from such a reversal of the valuation allowance is recorded outside of the acquisition accounting. Accordingly, the $1.2 million and $5.6 million valuation allowance release and the corresponding tax benefit was primarily related to state research and development credits, including current year federal net operating losses generated for the three and six months ended June 30, 2019, both of which are available and indefinite in nature.

We did not record any provision or benefit for income taxes for the six months ended June 30, 2018 as we have a full valuation allowance for the period presented.

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

Liquidity and Capital Resources

At June 30, 2019, we had $16.7 million of cash, cash equivalents and marketable equity securities on hand. Additionally, we raised $4.2 million in a sale of a portion of our OncoCyte holdings and $1.2 million in sales of a portion of our Hadasit Bio-Holdings Ltd holdings in July 2019. We also hold 12.4 million OncoCyte shares (which had a market value of $21.7 million as of August 6, 2019 based on the closing price of OncoCyte common stock on that date) that we may use for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of OncoCyte shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the subsidiaries.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, AgeX and OncoCyte, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2019, we had an accumulated deficit of $252.4 million, working capital of $12.6 million and shareholders’ equity of $131.8 million. We evaluated the projected cash flows for BioTime and our subsidiaries, and we believe that our $16.7 million in cash, cash equivalents and marketable equity securities at June 30, 2019, plus the $4.2 million raised in July 2019, and the value of our remaining investment in OncoCyte, provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

On March 8, 2019, the Asterias Merger closed and Asterias became our wholly owned subsidiary. We began consolidating Asterias’ operations and results with our operations and results beginning on March 8, 2019. As we integrate Asterias’ operations into our own, we have made extensive reductions in headcount and reduced non-clinical related spend, in each case, as compared to Asterias’ operations before the merger.

We expect to spend $14 million to $15 million in the second half of 2019. We anticipate that cash spend in 2020 will range from $24 million to $28 million, a reduction from 2019 spending levels of $32 million to $34 million due to corporate simplification and cost savings initiatives implemented in 2019, and a significant reduction from 2018 spending levels of $43 million for BioTime and Asterias combined.

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

Cash flows used in operating activities

Net cash used in operating activities of $19.0 million for the six months ended June 30, 2019 primarily reflects the loss from operations of $23.6 million, offset primarily by non-cash expenses of $2.2 million for stock-based compensation and $1.5 million of depreciation and amortization. The unrealized gains on equity method investments and marketable securities and deferred tax benefit are non-cash items that had no effect on cash flows.

Net cash used in operating activities of $17.7 million for the six months ended June 30, 2018 primarily reflects the loss from operations of $21.2 million plus the changes in assets and liabilities of $1.4 million. These items were offset primarily by non-cash expenses of $2.1 million for stock-based compensation and $1.7 million of depreciation and amortization. The unrealized gains on equity method investments and marketable securities are non-cash items that had no effect on cash flows.

Cash flows provided by investing activities

Cash provided by investing activities of $2.8 million for the six months ended June 30, 2019 was associated primarily with the receipt of $3.1 million of cash that Asterias had on the closing date of the Asterias Merger, offset by $0.4 million in purchases of equipment and other assets. Cash provided by investing activities of $2.2 million for the six months ended June 30, 2018 was associated primarily with proceeds of $3.2 million related to the sale of the equity method investment in Ascendance, offset by $0.8 million for the purchase of in-process research and development and $0.2 million in purchases of equipment and other assets.

Cash flows provided by financing activities

Cash provided by financing activities of $0.5 million for the six months ended June 30, 2019 was associated primarily with $0.7 million in landlord reimbursements for tenant improvements, offset by $0.1 million in common shares received and retired for employee taxes paid. Cash provided by financing activities of $5.5 million for the six months ended June 30, 2018 was associated primarily with $5.0 million in proceeds from the sale of subsidiary stock and $0.7 million in proceeds from the sale of subsidiary warrants, offset by $0.2 million for repayment of lease liability and capital lease obligation.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

On February 19, 2019, a putative class action lawsuit challenging the Asterias merger was filed on behalf of Asterias shareholders in the Superior Court of the State of California, County of Alameda. On March 1, 2019, Asterias made certain amendments and supplements to its public disclosures regarding the Asterias Merger (the “Supplemental Disclosures”). On May 3, 2019, an amended class action complaint (the “Amended Complaint”) was filed. The Amended Complaint brings claims under Delaware law for breaches of fiduciary duty against the Asterias board of directors and claims for aiding and abetting against BioTime, Neal Bradsher, Broadwood Capital, Inc. and Broadwood Partners, L.P. The Amended Complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted and inadequate, and that the proxy statement filed by Asterias with the Securities and Exchange Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The Amended Complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs.

On June 3, 2019, defendants filed demurrers to the Amended Complaint. Plaintiffs’ counsel subsequently indicated that, after reviewing the demurrers and analyzing certain documents produced by defendants, Plaintiffs wished to voluntarily dismiss the action with prejudice as to themselves, and without prejudice as to the unnamed putative class members. Plaintiffs’ counsel also indicated that, independent of their decision to voluntarily dismiss the action, Plaintiffs believe they have a claim for attorneys’ fees and expenses in connection with the purported benefit conferred on Asterias stockholders by the Supplemental Disclosures (the “Fee Claim”). On July 26, 2019, the parties entered into a stipulation to stay the briefing schedule on the demurrers and to take the hearing on the demurrers off calendar so that the parties could discuss the Fee Claim (the “Stipulation”). On July 29, 2019, the Court entered the Stipulation as an order, took the demurrer hearing off calendar, and set a case management conference for September 17, 2019. Thereafter, the parties began negotiating the Fee Claim and, on August 5, 2019, agreed in principle to resolve the Fee Claim for $200,000. The parties intend to submit a stipulation to the Court seeking dismissal of the action with prejudice as to the named Plaintiffs and without prejudice as to the unnamed putative class members, and seeking approval of the negotiated Fee Claim. We continue to believe that the claims and allegations in the action lack merit, but believe that it is in our shareholders’ best interest for the action to be dismissed and to resolve the Fee Claim in a timely manner without additional costly litigation expenses.

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

BIOTIME, INC.

Date: August 8, 2019	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Date: August 8, 2019	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer

