Form 10-K/A
period 2019-12-31
Lineage Cell Therapeutics, Inc.
filed 2020-04-28
CIK 876343

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

The number of common shares outstanding as of April 27, 2020 was 149,821,240.

Documents Incorporated by Reference

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Lineage Cell Therapeutics, Inc. (the “Original Filing”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Original Filing Date”). This Amendment is being filed to amend: (i) Part III of the Original Filing to include the information required by Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of our fiscal year ended December 31, 2019; and (ii) Part IV of the Original Filing to add new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names, ages, board committee assignments, tenure, and certain biographical information of each of the members of our Board of Directors (our “Board”) as of April 27, 2020.

Name	Age	Committees	Director Since
Alfred D. Kingsley	77	None	July 2009
Deborah Andrews	62	Audit*, Compensation	April 2014
Don M. Bailey	74	Audit, Nominating & Corporate Governance	March 2019
Neal C. Bradsher, CFA	54	Nominating & Corporate Governance*	July 2009
Brian M. Culley	49	None	September 2018
Stephen C. Farrell	55	Compensation, Nominating & Corporate Governance	March 2013
Michael H. Mulroy	54	Compensation*	October 2014
Angus C. Russell	64	Audit	December 2014

* Committee chairperson

Alfred D. Kingsley. Mr. Kingsley has been Chairman of the Board since July 2009. Mr. Kingsley has been general partner of Greenway Partners, L.P., a private investment firm, and President of Greenbelt Corp., a business consulting firm, since 1993. Greenbelt served as our financial advisor from 1998 until 2009. Mr. Kingsley also serves as a director of OncoCyte Corporation (OCX), a clinical-stage diagnostics company focused on novel, non-invasive blood-based tests for the early detection of cancer. From January 2017 to October 2018, Mr. Kingsley served as Executive Chairman of AgeX Therapeutics, Inc. (AGE), a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging. Mr. Kingsley also served as a director of Asterias Biotherapeutics, Inc. (AST) from 2012 until our acquisition of Asterias in March 2019. Mr. Kingsley was Senior Vice-President of Icahn and Company and its affiliated entities for more than 25 years. Mr. Kingsley holds a B.S. degree in economics from the Wharton School of the University of Pennsylvania and a J.D. degree and LLM in taxation from New York University Law School. Mr. Kingsley’s long career in corporate finance and mergers and acquisitions includes substantial experience in helping companies to improve their management and corporate governance, and to restructure their operations. Mr. Kingsley developed an intimate knowledge of our business in his role as our financial advisor before he joined our Board. Mr. Kingsley has been instrumental in structuring our equity and debt financings, and in the transition of our business focus into the field of stem cell technology, and the business acquisitions that have helped us expand the scope of our business.

Deborah Andrews. Ms. Andrews has served as Chief Financial Officer of STAAR Surgical Company (STAA), a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies, since September 2017 after serving as Vice President, Chief Accounting Officer since 2013. Ms. Andrews also served as STAAR Surgical’s Vice President, Chief Financial Officer from 2005 to 2013, as its Global Controller from 2001 to 2005, and as its Vice President, International Finance from 1999 to 2001. Ms. Andrews previously worked as a senior accountant for a major public accounting firm. Ms. Andrews holds a B.S. degree in accounting from California State University at San Bernardino. Ms. Andrews brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior financial and accounting executive of a public medical device company during a period of significant growth.

Don M. Bailey. Mr. Bailey previously served as a director and Chairman of Asterias Biotherapeutics, Inc. (AST) from February 2016 until our acquisition of Asterias in March 2019. Mr. Bailey served as President and Chief Executive Officer of Questcor Pharmaceuticals, Inc. (QCOR), a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat autoimmune and inflammatory disorders, from 2007 until Questcor was acquired by Mallinckrodt plc (MNK) in 2014. He was also a director of Mallinckrodt plc from August 2014 to March 2016, and during this time he was the Chairman of its portfolio committee. He initially joined the Questcor board of directors in 2006 as an independent director and chairman of its audit committee. From August 2016 to November 2017, Mr. Bailey served as a director of OncoCyte Corporation (OCX). From June 2015 until its acquisition by Acorda Therapeutics, Inc. (ACOR) in May 2016, Mr. Bailey was also an independent director and chairman of the audit committee of Biotie Therapeutics Corp. (BITI), a clinical-stage pharmaceutical company headquartered in Turku, Finland. Mr. Bailey was an independent director and the non-executive chairman of the board of directors of STAAR Surgical Company (STAA), a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies, from 2005 until 2014. Mr. Bailey served on its audit committee and was chair of its nominating and corporate governance committee. Mr. Bailey was the chairman of the board of directors of Comarco, Inc. (CMRO), a defense services company transformed into a wireless communication products company, from 1998 until 2007, where he served as Chief Executive Officer from 1991 until 2000. Mr. Bailey holds a B.S. degree in mechanical engineering from the Drexel Institute of Technology, an M.S. degree in operations research from the University of Southern California and an M.B.A. from Pepperdine University. Mr. Bailey has also served as a board member on several non-profit and academic enterprises. Mr. Bailey is a founding board member of the University of California Irvine’s (UCI) Applied Innovation Institute. Mr. Bailey brings to our Board significant knowledge of the pharmaceuticals industry and extensive experience as an executive and board member of publicly traded pharmaceutical companies.

Neal C. Bradsher, CFA. Mr. Bradsher has been President of Broadwood Capital, Inc., a private investment firm, since 2002. Mr. Bradsher holds a B.A. degree in economics from Yale College and is a Chartered Financial Analyst. Mr. Bradsher was a director of Questcor Pharmaceuticals, Inc. (QCOR), from 2004 until Questcor was acquired by Mallinckrodt plc (MNK) in 2014. Mr. Bradsher brings to our Board a wealth of experience in finance, management and corporate governance attained through his investments in other companies, including companies in the pharmaceutical, medical device, medical diagnostics, health care services and health care information systems sectors. He has worked with several health care companies to improve their management and governance. Entities that Mr. Bradsher controls have invested in most of Lineage’s financing transactions over the last several years. Mr. Bradsher is the president of the general partner of Broadwood Partners, L.P., currently our largest shareholder.

Brian M. Culley. Mr. Culley joined Lineage as Chief Executive Officer in September 2018. Prior to joining Lineage, Mr. Culley served from August 2017 to September 2018 as interim Chief Executive Officer at Artemis Therapeutics, Inc. (ATMS). Mr. Culley previously served as Chief Executive Officer of Mast Therapeutics, Inc. (MSTX), from 2010, and was also a member of its board of directors from 2011, until Mast’s merger with Savara, Inc. (SVRA) in April 2017. Mr. Culley served from 2007 to 2010 as Mast’s Chief Business Officer and Senior Vice President, from 2006 to 2007 as Mast’s Senior Vice President, Business Development, and from 2004 to 2006 as Mast’s Vice President, Business Development. From 2002 until 2004, Mr. Culley was Director of Business Development and Marketing for Immusol, Inc. From 1999 until 2000, he worked at the University of California, San Diego (UCSD) Department of Technology Transfer & Intellectual Property Services and from 1996 to 1999 he conducted drug development research for Neurocrine Biosciences, Inc. (NBIX). Mr. Culley has also served on the Board of Orphagen Pharmaceuticals, Inc. since May 2017. Mr. Culley has more than 25 years of business and scientific experience in the life sciences industry. He received a B.S. in biology from Boston College, a masters in biochemistry and molecular biology from the University of California, Santa Barbara, and an M.B.A. from The Johnson School of Business at Cornell University. Mr. Culley brings to our Board significant knowledge of the biotech industry and extensive experience as an executive and board member of publicly traded pharmaceutical companies.

Stephen C. Farrell. Mr. Farrell currently serves as Chief Executive Officer and Director of Convey Health Solutions (formerly known as NationsHealth, Inc.), a healthcare business process outsourcing company headquartered in Fort Lauderdale, Florida. Convey Health Solutions utilizes both technology and staff to manage end-to-end insurance processes for business clients. Before joining Convey Health Solutions in 2011, he served as President of PolyMedica Corporation (PLMD), a provider of diabetes supplies and related services that was acquired in 2007 by Medco Health Solutions, Inc. During his eight-year tenure at PolyMedica, Mr. Farrell served as its President, Chief Operating Officer, and as Chief Financial Officer, Chief Compliance Officer, and Treasurer. Mr. Farrell previously served as Executive Vice President and Chief Financial Officer of Stream Global Services, Inc. (SGS), a business process outsourcing company. Earlier in his career, Mr. Farrell served as Senior Manager at PricewaterhouseCoopers LLP. Mr. Farrell holds an A.B. from Harvard University, and an M.B.A. from the Darden School at the University of Virginia. Mr. Farrell served on the board and was chairman of the audit committee of Questcor Pharmaceuticals, Inc. (QCOR) from 2007 until Questcor was acquired by Mallinckrodt plc (MNK) in 2014. Mr. Farrell also currently serves as a director of STAAR Surgical Company (STAA), a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies. Mr. Farrell brings to our Board significant experience in finance, financial reporting, accounting and auditing, and in management as a senior executive of a public healthcare company during a period of significant growth.

Michael H. Mulroy. Mr. Mulroy served as the Chief Executive Officer and a member of the board of directors of Asterias Biotherapeutics, Inc. (AST) from June 2017 until our acquisition of Asterias in March 2019. In April 2020, Mr. Mulroy joined Magtrol Inc., a leading manufacturer of motor test equipment and hysteresis brakes and clutches, on a part time basis, where he also serves on its board of directors. Prior to joining Asterias, Mr. Mulroy served as a Senior Advisor to CamberView Partners, LLC (now part of PJT Partners Inc.), which assists companies in connection with investor engagement and complex corporate governance issues. Prior to its sale in 2014, Mr. Mulroy served as Executive Vice President, Strategic Affairs and General Counsel and Corporate Secretary of Questcor Pharmaceuticals, Inc. (QCOR). Mr. Mulroy joined Questcor in 2011 as Chief Financial Officer, General Counsel and Corporate Secretary. From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004. From 1997 to 2003, Mr. Mulroy was an investment banker at Citigroup and Merrill Lynch. He is also a member of the Board of Trustees of the Pegasus School, an independent primary school in Orange County, California. From January 2017 to July 2019, Mr. Mulroy served as a member of the board of directors of AgeX Therapeutics, Inc. (AGE), a biotechnology company focused on the development and commercialization of novel therapeutics targeting human aging. From July 2011 to August 2014, Mr. Mulroy served as a member of the board of directors of Comarco, Inc. (CMRO), a defense services company transformed into a wireless communication products company. Mr. Mulroy earned his J.D. degree from the University of California, Los Angeles and his B.A. degree in economics from the University of Chicago. Mr. Mulroy brings to our Board his experience as the Chief Executive Officer of a publicly traded biotechnology company and member of a senior management team of a larger biopharmaceutical company that experienced a period of rapid growth. Mr. Mulroy also brings to our Board his experience in corporate finance and investor relations.

Angus C. Russell. Mr. Russell served as the Chief Executive Officer of Shire plc (SHPG), a biopharmaceutical company, from June 2008 to April 2013. Mr. Russell served as the Chief Financial Officer of Shire from 1999 to 2008 and also served as its Principal Accounting Officer and Executive Vice President of Global Finance. Prior to joining Shire, Mr. Russell served at ICI, Zeneca and AstraZeneca for 19 years, most recently as Vice President of Corporate Finance at AstraZeneca plc (AZN). He is a Chartered Accountant, having qualified with Coopers & Lybrand (now PriceWaterhouseCoopers LLP). Mr. Russell also serves as Chairman of the Board of Directors of Mallinckrodt plc (MNK) and Revance Therapeutics, Inc. (RVNC) and a director of Therapeutics MD, Inc. Mr. Russell previously served as a director of Shire plc, Questcor Pharmaceuticals, Inc. (QCOR) until it was acquired by Mallinckrodt plc (MNK) in 2014, and InterMune, Inc. (ITMN) prior to its acquisition by Roche Holdings, Inc. (RHHBY) in 2014. Mr. Russell holds an honorary Doctor of Business Administration from Coventry University, U.K. Mr. Russell brings to our Board numerous years of experience as a Chief Executive Officer of an international publicly traded specialty biopharmaceutical company and his substantial experience as an officer and director in the specialty pharmaceutical industry.

Executive Officers

Set forth below are the names, ages, offices held, tenure and certain biographical information of each of our executive officers as of April 27, 2020.

Name	Age	Office(s)	Officer Since
Brian M. Culley	49	Chief Executive Officer and Director	September 2018
Brandi L. Roberts	46	Chief Financial Officer	January 2019
Chase C. Leavitt	38	General Counsel and Corporate Secretary	May 2019
Gary S. Hogge, D.V.M., Ph.D.	52	Senior Vice President of Clinical & Medical Affairs	March 2019

Mr. Culley’s biographical information is included above with those of the other members of our Board.

Brandi L. Roberts. Ms. Roberts joined Lineage as Chief Financial Officer in January 2019. Prior to joining Lineage, Ms. Roberts served from August 2017 to January 2019 as Chief Financial Officer at REVA Medical, Inc. Ms. Roberts previously served as Chief Financial Officer at Mast Therapeutics, Inc. (MSTX), a publicly traded US-based biopharmaceutical company, from January 2013 to April 2017, having served as its Senior Vice President, Finance from March 2011 to January 2013. Previously, she held senior positions at Alphatec Spine, Artes Medical, Stratagene and Pfizer. Ms. Roberts brings more than 24 years of public accounting and finance experience, including 21 years at publicly traded pharmaceutical, medical technology and life science companies to her position. Ms. Roberts is a certified public accountant with the State of California and received her B.S. degree in business administration from the University of Arizona and her M.B.A. from the University of San Diego. Ms. Roberts has served on the Board of Temple Therapeutics BV since November 2019. She also currently serves as Chair of the Southern California Chapter of the Association of Bioscience Financial Officers.

Chase C. Leavitt. Mr. Leavitt joined Lineage as General Counsel and Corporate Secretary in May 2019. Prior to joining Lineage, Mr. Leavitt served as Vice President of Legal Affairs of Tang Capital Management, LLC, a life sciences-focused investment company, and its affiliate Odonate Therapeutics, Inc. (ODT), a publicly traded biotechnology company, from June 2018 to May 2019. From May 2017 to May 2018, Mr. Leavitt served as the Deputy General Counsel of Switch, Inc. (SWCH), a publicly traded technology company, and previously served as its Associate General Counsel from July 2014 to May 2017. From 2007 to 2014, Mr. Leavitt was a corporate attorney at Latham & Watkins LLP, where his practice focused on public company representation, mergers and acquisitions and capital markets, serving life sciences and technology companies. Mr. Leavitt received a B.S. degree in business administration and a J.D. from the University of Southern California and is admitted to practice law by the State Bar of California.

Gary Hogge, D.V.M., Ph.D. Dr. Hogge joined Lineage as Senior Vice President of Clinical and Medical Affairs in February 2018. Dr. Hogge has nearly 20 years of experience developing and supporting the commercialization of a number of products over a broad range of therapeutic areas. Dr. Hogge has held a variety of roles of increasing responsibility across multiple therapeutic areas in both clinical development and medical affairs. Previously Dr. Hogge was the Vice President of Medical Affairs at Questcor Pharmaceuticals, Inc. (QCOR) and before that held multiple leadership roles in both clinical development and medical affairs at Elan Pharmaceuticals including various responsibilities in the global clinical development of Tysabri® (natalizumab) in Crohn’s disease and multiple sclerosis, and for building and leading the medical affairs function. He served as medical director following the approval and launch of Tysabri. Prior to those accomplishments, he worked in clinical development for Ceplene® (histamine dihydrochloride) at Maxim Pharmaceuticals and in the immunology research and development group at Pfizer. Dr. Hogge obtained his B.S. degree and D.V.M. from Colorado State University, his M.S. and Ph.D. from the University of Wisconsin-Madison and was a visiting scientist at the Queensland Institute of Medical Research (QIMR) in Brisbane, Australia.

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

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities.

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from reporting persons, all Section 16(a) filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2019, except one Form 4 reporting one transaction was inadvertently filed late for each of Michael H. Mulroy, Don M. Bailey, Alfred D. Kingsley and Chase C. Leavitt.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website and can be found at www.lineagecell.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board is established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Board has determined that each member of the Audit Committee: (i) is able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement; and (ii) qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K; and (iii) meets the independence requirements contemplated by Rule 10-3A under the Exchange Act. Ms. Andrews’ expertise is based on her experience as Chief Financial Officer and other financial roles of STAAR Surgical Company and as a senior accountant at a major accounting firm. Mr. Russell’s expertise is based on his experience as the Chief Executive Officer and Chief Financial Officer of Shire plc, a biopharmaceutical company. Mr. Bailey’s expertise is based on his experience as Chief Executive Officer of Questcor Pharmaceuticals, a biopharmaceutical company.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since such procedures were last described in our proxy statement filed with the SEC on June 14, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Overview

Our Compensation Committee oversees our compensation and employee benefit plans and practices, including executive compensation arrangements and incentive plans and awards of stock options and other equity-based awards under the 2012 Plan. Our Compensation Committee recommends to our Board the terms and amount of executive compensation and grants of equity-based awards to executives, key employees, consultants and independent contractors. The Chief Executive Officer may make recommendations to our Compensation Committee concerning executive compensation and performance, but our Compensation Committee makes its own determination or recommendation to our Board with respect to the amount and components of compensation, including salary, bonus and equity awards to executive officers, generally taking into account factors such as company performance, individual performance and compensation paid by peer group companies.

During 2019, our Compensation Committee engaged Marsh & McLennan to provide compensation consulting services and advice to our Compensation Committee, which has generally included market survey information and competitive market trends in employee, executive and director compensation programs. Marsh & McLennan has also made recommendations to our Compensation Committee with respect to pay mix components such as salary, bonus and equity awards, and the target market pay percentiles in which executive compensation should fall so Lineage can be competitive in executive hiring and retention.

In reviewing each executive’s overall compensation, our Compensation Committee considers an aggregate view of base salary and bonus opportunities, equity incentive grants, and the dollar value of benefits and perquisites. These factors have been balanced against our financial position, and capital resources.

Summary Compensation Table

The table below shows the compensation earned by the following, who we refer to as our named executive officers, during the fiscal years indicated: (i) our principal executive officer during the year ended December 31, 2019; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of December 31, 2019; and (iii) our former Chief Medical Officer, who would have been one of our two most highly compensated executive officers other than the principal executive officer had he been serving as an executive officer at December 31, 2019.

Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	Stock Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Brian M. Culley	2019	$535,800	$214,300	$—	$—	$22,642	$772,742
Chief Executive Officer	2018	154,923	70,000	1,917,320	693,000	27,464	2,862,707
Brandi L. Roberts	2019	376,137	169,900	397,948	—	3,978	947,963
Chief Financial Officer
Chase C. Leavitt	2019	210,146	102,100	277,310	—	9,542	599,098
General Counsel and Corporate Secretary
Edward D. Wirth, III, M.D., Ph.D.	2019	285,000	—	379,754	—	30,038	694,792
Former Chief Medical Officer

(1)	Mr. Culley was appointed as our Chief Executive Officer on September 17, 2018, Ms. Roberts was appointed as our Chief Financial Officer on January 7, 2019, Mr. Leavitt was appointed as our General Counsel and Corporate Secretary on May 20, 2019, and Dr. Wirth was appointed as our Chief Medical Officer on March 19, 2019. Dr. Wirth resigned from the company effective December 15, 2019. The amounts reported in the table for each named executive officer represent the portion of earned compensation during the period of time such officer was in service with us.

(2)	The amounts in this column represent: (i) discretionary annual bonuses as described below under “Elements of Compensation”; and (ii) for Ms. Roberts and Mr. Leavitt, sign-on bonuses of $50,000 and $35,000, respectively.
(3)	The amounts in this column represent the grant date fair value of stock options granted to the applicable individual during the applicable year. The grant date fair value and incremental fair value of the stock options were determined in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC Topic 718). See Note 12, Stock-Based Awards to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020 (“Form 10-K”) for details as to the assumptions used to determine grant date fair value of the awards.
(4)	The amounts in this column represent the grant date fair value of restricted stock units that were granted to Mr. Culley in 2018, determined in accordance with ASC Topic 718.
(5)	The amounts in this column represent: (i) 401(k) plan company-matching contributions; (ii) for Mr. Culley, a housing allowance of $13,418 for 2019, which ceased on August 12, 2019; and (iii) for Dr. Wirth, $16,580 in the payout of accrued paid time off at termination. The 401(k) plan company-matching contributions for 2019 were $9,224, $3,978, $9,542 and $13,458 for Mr. Culley, Ms. Roberts, Mr. Leavitt and Dr. Wirth, respectively.

Narrative to Summary Compensation Table

Employment Agreements and Termination of Employment & Change in Control Arrangements

Below are descriptions of the material terms of the employment arrangements entered into with our current named executive officers.

Brian M. Culley, Chief Executive Officer

In September 2018, we entered into an employment agreement with Mr. Culley (the “Culley Agreement”). The Culley Agreement initially provided Mr. Culley with a base salary of $530,000 annually, which was raised by 1.1% to $535,800 for 2019 and by 3% to $551,900 for 2020. Mr. Culley is also eligible to receive an annual performance bonus of up to 50% of his base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or Compensation Committee. The Culley Agreement provided Mr. Culley with reimbursement for certain travel costs to our former headquarters in Alameda, California and a monthly stipend not to exceed $3,900 for housing costs near our former headquarters, each of which has ceased in August 2019.

The Culley Agreement provides that if Mr. Culley’s employment is terminated without cause or he resigns for good reason, he may be eligible for certain severance payments, including the payment of an amount equal to 12 months of his base salary, his full annual bonus amount and the payment of 6 months of health insurance premiums pursuant to our group health insurance plans as provided pursuant to COBRA. If Mr. Culley’s employment is terminated without cause or he resigns for good reason within 12 months following a change of control, then he is entitled to the acceleration of all outstanding equity awards.

Brandi L. Roberts, Chief Financial Officer

In January 2019, we entered into an employment agreement with Ms. Roberts (the “Roberts Agreement”). The Roberts Agreement initially provided Ms. Roberts with a base salary of $381,924 annually, which was raised by 3% to $393,200 for 2020. Ms. Roberts is also eligible to receive an annual performance bonus of up to 40% of her base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or Compensation Committee.

The Roberts Agreement provides that if Ms. Roberts’ employment is terminated without cause or she resigns for good reason, she may be eligible for certain severance payments, including the payment of an amount equal to three months of her base salary (if terminated before January 7, 2020) or nine months base salary (if terminated after January 7, 2020), her prorated annual bonus amount, and the payment of 6 months of health insurance premiums pursuant to our group health insurance plans as provided pursuant to COBRA. If Ms. Robert’s employment is terminated without cause or she resigns for good reason within 12 months following a change of control, then she is entitled to the acceleration of 50% of all outstanding equity awards (if termination occurs before January 7, 2020) or all outstanding equity awards (if termination occurs after January 7, 2020).

In connection with her appointment, we granted Ms. Roberts an option to purchase 500,000 common shares in January 2019 and 150,000 common shares in June 2019, each of which vest and become exercisable as follows, subject to Ms. Roberts continued service: 25% of the shares subject to the option on January 7, 2020 and the balance of the shares subject to the option in 36 monthly installments thereafter.

Chase C. Leavitt, General Counsel and Corporate Secretary

In May 2019, we entered into an employment agreement with Mr. Leavitt (the “Leavitt Agreement”). The Leavitt Agreement initially provided Mr. Leavitt with a base salary of $340,000 annually, which was raised by 1.9% to $346,300 for 2020, and a one-time sign-on bonus of $35,000. Mr. Leavitt is also eligible to receive an annual performance bonus of up to 40% of his base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or Compensation Committee.

The Leavitt Agreement provides that if Mr. Leavitt’s employment is terminated without cause or he resigns for good reason, he may be eligible for certain severance payments, including the payment of an amount equal to three months of his base salary (if terminated on or before May 20, 2020) or nine months base salary (if terminated on or after May 20, 2020), his prorated annual bonus amount and the payment of 6 months of health insurance premiums pursuant to our group health insurance plans as provided pursuant to COBRA. If Mr. Leavitt’s employment is terminated without cause or he resigns for good reason within 12 months following a change of control, then he is entitled to the acceleration of 50% of all outstanding equity awards (if termination occurs before May 20, 2020) or all outstanding equity awards (if termination occurs after May 20, 2020).

In connection with his appointment, we granted Mr. Leavitt an option to purchase 300,000 common shares in May 2019 and 125,000 common shares in July 2019, each of which vest and become exercisable as follows, subject to Mr. Leavitt continued service: 25% of the shares subject to the option on May 20, 2020 and the balance of the shares subject to the option in 36 monthly installments thereafter.

Edward D. Wirth, III, M.D., Ph.D., Former Chief Medical Officer

In March 2019, we entered into an employment agreement with Dr. Wirth (the “Wirth Agreement”). The Wirth Agreement initially provided Dr. Wirth with a base salary of $380,000 annually. Dr. Wirth was also eligible to receive an annual performance bonus of up to 35% of his base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or Compensation Committee.

The Wirth Agreement provided that if Dr. Wirth’s employment was terminated without cause or he resigned for good reason, he would be eligible for certain severance payments, including the payment of an amount equal to six months of his base salary (if terminated on or before March 18, 2020) or nine months base salary (if terminated on or after March 18, 2020). If Dr. Wirth’s employment were terminated without cause or he resigned for good reason within 12 months following a change of control, then he would have been entitled to the acceleration of 50% of all outstanding equity awards (if termination occurred before March 18, 2020) or all outstanding equity awards (if termination occurred after March 18, 2020).

Elements of Compensation

Base Salary

Our Compensation Committee or Board reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions.

Annual Performance Bonuses

Our Board and Compensation Committee establishes bonus targets for each of our named executive officers and conducts an annual performance review process that evaluates achievement of overall corporate goals and achievement of specific goals and objectives by each individual employee.

All final bonus payments to our named executive officers are recommended by our Compensation Committee and approved by our Board (excluding Mr. Culley), which retains full discretion to adjust individual target bonus awards. The actual bonuses, if any, awarded in a given year may vary from target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of our Compensation Committee.

For 2019, the corporate performance objectives generally fell into the following categories: (i) advancement of OpRegen, OPC1 and VAC2 product candidates; (ii) integration of Asterias Biotherapeutics, Inc. (“Asterias”) and simplification of affiliate and subsidiary structure; (iii) business development and licensing activities; and (iv) organizational improvements, including adequate capital and resource deployment. In March 2020, our Board and Compensation Committee determined that the company had an overall corporate achievement level of 80% for 2019, with the expectation that the efforts of Lineage’s employees during the year would help position the company for future success. This 80% achievement level was then used to determine cash bonuses of $214,300, $119,900, and $67,100, for Mr. Culley, Ms. Roberts and Mr. Leavitt, respectively, which were paid in March 2020.

Other Benefits

We maintain a 401(k) defined contribution employee retirement plan for all of our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”), so that contributions to our 401(k) plans, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. We match employee contributions up to 5% of their annual compensation, subject to statutory limits.

We do not have any annuity, pension or deferred compensation plan or other arrangements for our executive officers or any employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by our named executive officers that were outstanding as of December 31, 2019:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)
Brian M. Culley	579,375	1,274,625	(2)	$1.87	9/16/2028	-	-
	-	-		-	-	154,500	$137,505
Brandi L. Roberts	-	500,000	(3)	$1.08	1/6/2029	-	-
	-	150,000	(3)	$1.10	6/29/2029	-	-
Chase C. Leavitt	-	300,000	(4)	$1.13	5/19/2029	-	-
	-	125,000	(4)	$1.10	7/31/2029	-	-
Edward D. Wirth, III, M.D., Ph.D.	-	350,000	(5)	$1.57	3/19/2029	-	-

(1)	The dollar amounts shown in this column are calculated by multiplying the number of shares shown in the adjacent column by the closing market price of our common shares as reported on NYSE American on December 31, 2019 ($0.89), the last trading day of our fiscal year.

(2)	Subject to Mr. Culley’s continued service, one quarter of the options vested on September 17, 2019, and the balance of the options vest in 36 equal monthly installments thereafter. This grant was approved by the independent members of our Board in reliance on the employment inducement exemption to shareholder approval provided under the NYSE American Company Guide.
(3)	Subject to Ms. Roberts’ continued service, one quarter of the options vested on January 7, 2020, and the balance of the options vest in 36 equal monthly installments thereafter.
(4)	Subject to Mr. Leavitt’s continued service, one quarter of the options will vest on May 20, 2020, and the balance of the options vest in 36 equal monthly installments thereafter.
(5)	Subject to Dr. Wirth’s continued service, one quarter of the options vested on March 18, 2020, and the balance of the options vest in 36 equally monthly installments thereafter.

Consideration of Shareholder Advisory Vote on Executive Compensation

The results of the advisory vote of our shareholders on the compensation of our named executive officers (commonly called the “say-on-pay” vote) at our 2019 Annual Meeting of Shareholders showed that more than 91% of our shareholders that voted approved the compensation of our named executive officers during 2018. Our Compensation Committee carefully evaluated and considered the results of this advisory vote. Aligned with the voting feedback of more than two-thirds of the shares voted, our Compensation Committee concluded that our shareholder generally supported our executive pay program and we did not make significant changes to our program for 2020. Our Compensation Committee expects to continue to consider the outcome of our “say on pay” votes and our stockholders’ views when making future compensation decisions for our named executive officers.

Director Compensation

We compensate our non-employee directors for their service on our Board and on its committees with cash and equity as discussed below. In addition, all of our non-employee directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending our Board and committee meetings.

The following table shows the annual cash fees paid to the Chairman of our Board, our directors other than the Chairman, and to the directors who served on the standing committees of our Board during 2019.

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

In addition to cash fees, our Chairman receives an annual stock option grant to purchase 70,000 common shares and all other directors receive an annual stock option grant to purchase 40,000 common shares. In addition, Mr. Bailey joined our Board in 2019 and received a stock option to purchase 60,000 common shares. All grants are made under our 2012 Equity Incentive Plan. The options vest and become exercisable one year after the grant date.

The annual cash fees are paid in four equal quarterly installments, based on the director’s continued service through the last day of the applicable quarter.

2019 Director Compensation

The following table summarizes certain information concerning the compensation paid during our fiscal year ended December 31, 2019 to each person who served as a director during that time and who was not our employee on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Award(1)	Total
Deborah Andrews	$67,500	$23,261	$90,761
Don M. Bailey	$43,477	$76,553	$120,030
Neal C. Bradsher	$55,000	$23,261	$78,261
Stephen C. Farrell	$58,352	$23,261	$81,613
Alfred D. Kingsley	$235,000	$40,707	$275,707
Michael H. Mulroy	$49,973	$23,261	$73,234
Cavan Redmond(2)	$28,777	$-	$28,777
Angus C. Russell	$50,000	$23,261	$73,261

(1)	The dollar amounts in this column represent the aggregate fair market value of such awards determined based on the price of our common shares on the grant date in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). See Note 12 Stock-Based Awards to our consolidated financial statements included in our Form 10-K for details as to the assumptions used to determine the fair value of the awards. As of December 31, 2019, the aggregate number of option awards outstanding for Ms. Andrews and Messrs. Bailey, Bradsher, Farrell, Kingsley, Mulroy, Redmond, and Russell was 163,600, 100,000, 163,600, 163,600, 341,920, 163,600, zero, and 163,600, respectively.
(2)	Mr. Redmond resigned from our Board on July 2, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The tables below sets forth certain information, as of April 27, 2020, regarding the beneficial ownership of our common shares for: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

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

The information set forth in the tables below is based on 149,821,240 common shares issued and outstanding on April 27, 2020. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all common shares subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after such date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o Lineage Cell Therapeutics, Inc., 2173 Salk Avenue, Suite 200, Carlsbad, CA 92008.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Holders
Broadwood Partners, L.P.(1)	34,191,887	22.5%
Named Executive Officers and Directors
Neal C. Bradsher(1)	34,191,887	22.5%
Alfred D. Kingsley(2)	7,116,562	4.7%
Brian M. Culley(3)	966,406	*
Michael H. Mulroy(4)	350,421	*
Brandi L. Roberts(5)	235,210	*
Stephen C. Farrell(4)	221,050	*
Angus C. Russell(4)	191,200	*
Don M. Bailey(6)	153,970	*
Deborah Andrews(4)	133,600	*
Chase C. Leavitt(7)	120,104	*
Edward D. Wirth, III, M.D., Ph.D.(8)	109,375	*
All executive officers and directors as a group (12 persons)(9)	43,999,926	28.9%

* Less than 1%

(1)	Includes 34,005,379 shares owned by Broadwood Partners, L.P., 62,908 shares owned by Neal C. Bradsher, and 123,600 shares that may be acquired by Mr. Bradsher upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns. The Address of the foregoing entities and Mr. Bradsher is c/o Broadwood Capital, Inc., 724 Fifth Avenue, 9th Floor, New York, New York 10019.
(2)	Includes 1,043,346 shares owned by Greenbelt Corporation, 375,351 shares owned by Greenway Partners, L.P., 5,425,945 shares owned solely by Alfred D. Kingsley, and 271,920 shares that may be acquired by Mr. Kingsley upon the exercise of certain stock options that are presently exercisable or may become exercisable within 60 days. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own. Mr. Kingsley currently has options to purchase common shares or ordinary shares of certain Lineage subsidiaries, which are presently exercisable or may become exercisable within 60 days, and if exercised would entitle him to acquire: 1.3% of the outstanding shares of BioTime Asia and 1.2% of the outstanding shares of OrthoCyte Corporation.
(3)	Includes 811,125 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.
(4)	Includes 123,600 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.
(5)	Includes 230,210 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.

(6)	Includes 60,000 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days and 31,323 shares that may be acquired upon the exercise of warrants that are presently exercisable.
(7)	Includes 115,104 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.
(8)	Includes 109,375 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days.
(9)	Includes 2,397,430 shares that may be acquired upon the exercise of certain options that are presently exercisable or that may become exercisable within 60 days and 31,323 shares that may be acquired upon the exercise of warrants that are presently exercisable.

Equity Compensation Plan Information

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2019 (in thousands, except weighted average exercise prices):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	13,022	$2.21	9,157
Equity Compensation Plans Not Approved by Shareholders(1)	1,854	$1.87	—
Total	14,876	$2.17	9,157

(1)	Reflects an option grant approved by the independent members of our Board in reliance on the employment inducement exemption to shareholder approval provided under the NYSE American Company Guide.

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements for our consolidated subsidiary companies as of December 31, 2019 (in thousands, except weighted average exercise prices):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
OrthoCyte Equity Compensation Plans Approved by Shareholders(1)	1,249	$0.06	2,700
BioTime Asia Equity Compensation Plans Approved by Shareholders (1)	300	$0.01	1,300
Asterias Equity Compensation Plans Approved by Shareholders(2)	350	$1.57	4,840
Total	1,899	—	8,840

(1)	Lineage is the majority shareholder.
(2)	Lineage is the sole shareholder. In connection with its acquisition of Asterias, Lineage assumed sponsorship of the Asterias 2013 Equity Incentive Plan, with references to Asterias and Asterias common stock therein to be deemed references to Lineage and Lineage common shares, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Since July 1, 2009, Alfred D. Kingsley has made available to us the use of approximately 900 square feet of office space in New York City. We pay the office building owner $5,050 per month for the use of the space.

In April 2019, Lineage issued 251,835 common shares of Lineage to Broadwood Partners, L.P., a shareholder of Lineage and Asterias Biotherapeutics, Inc. (“Asterias”), in exchange for the settlement of warrants to purchase shares of Asterias common stock in connection with our acquisition of Asterias (the “Asterias Merger”).

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger, Lineage has agreed to pay for the legal defense of Neal Bradsher, director, and Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through December 31, 2019, Lineage has incurred a total of $221,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

As part of financing transactions, Broadwood Partners, L.P. purchased 1,000,000 shares, 2,000,000 shares and 623,090 shares of common stock of OncoCyte Corporation (“OncoCyte”) from Lineage in July 2019, September 2019 and January 2020, respectively.

Shared Facilities and Services Agreement with OncoCyte and AgeX

During 2019 and 2018, we invoiced OncoCyte $1.2 and $1.6 million, respectively for certain “Use Fees” and other charges under the terms of a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) between Lineage and OncoCyte. Under the Shared Facilities Agreement, Lineage allowed OncoCyte to use Lineage’s premises and equipment located at Alameda, California for the sole purpose of conducting business. Lineage also provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. The Shared Facilities Agreements also allowed Lineage to provide the services of attorneys, accountants, and other professionals who may provide professional services to Lineage. Lineage also provided OncoCyte with the services of laboratory and research personnel, including Lineage employees and contractors, for the performance of research and development work for OncoCyte at the premises. Shared services with OncoCyte were terminated with respect to the use of Lineage’s office and laboratory facilities on September 30, 2019, and December 31, 2019 with respect to all other remaining shared services.

We entered into a similar Shared Facilities Agreement with AgeX in 2018. During 2019 and 2018, we invoiced AgeX $0.9 and $0.6 million, respectively, for certain “Use Fee” and other charges and expenses for that period. Shared services with AgeX were terminated on July 31, 2019 with respect to the use of Lineage’s office and laboratory facilities and September 30, 2019 with respect to all other remaining shared services

At the time of our acquisition of Asterias, two of our directors, Alfred D. Kingsley and Michael H. Mulroy, and an officer of Broadwood, were directors of Asterias. Immediately following the acquisition, Don M. Bailey joined our Board, and Edward D. Wirth, III, M.D., Ph.D. joined as our Chief Medical Officer. Mr. Bailey was a director of Asterias, and Dr. Wirth was an executive officer of Asterias. All of our directors and executive officers (including Mr. Bailey and Dr. Wirth) and beneficial owners of more than 5% of our outstanding common shares (“5% Shareholders”) as reported in this report, in the aggregate beneficially owned approximately 11.6% of the outstanding shares of Asterias common stock as of December 31, 2018, and approximately 11.6% of the outstanding shares of Asterias common stock immediately prior to the acquisition on March 8, 2020.

Mr. Kingsley is a director of OncoCyte. Broadwood beneficially owns more than 20% of the outstanding common stock of OncoCyte, and all of our directors and executive officers and 5% Shareholders as reported in report, including Neal C. Bradsher who may be deemed to beneficially own the shares owned by Broadwood, in the aggregate beneficially own more than 20% of the outstanding shares of OncoCyte common stock. The fact that certain of our executive officers and directors own shares of OncoCyte common stock should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own.

Related Person Transaction Policy

We have adopted a Related Person Transaction Policy that applies to transactions exceeding $120,000 in which any of our officers, directors, beneficial owners of more than 5% of our common shares, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a “Related Person Transaction”). A Related Person Transaction must be reported to our outside legal counsel, our Chief Operating Officer, and our Chief Financial Officer, and will be subject to review and approval by our Audit Committee prior to effectiveness or consummation, to the extent practical. In addition, any Related Person Transaction that is ongoing in nature will be reviewed by our Audit Committee annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made.

As appropriate for the circumstances, our Audit Committee will review and consider:

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

Our Audit Committee will review all relevant information available to it about a Related Person Transaction. Our Audit Committee may approve or ratify the Related Person Transaction only if our Audit Committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests. Our Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the Related Person in connection with approval of the Related Person Transaction.

A copy of our Related Person Transaction Policy can be found on our website at www.lineagecell.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees billed by OUM & Co. LLP (“OUM”), our principal accountant, for the audit of our annual consolidated financial statements for our last two fiscal years and for other services rendered by OUM during our last two fiscal years.

	2019	2018
Audit Fees(1)	$503,000	$614,000
Audit Related Fees(2)	37,000	28,000
Total Fees	$540,000	$642,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of Lineage and its several subsidiaries included in our Annual Report on Form 10-K, the reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. Fees in the table include $92,000 paid for AgeX by Lineage for 2018.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Lineage’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

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

Director Independence

Our Board has determined that Deborah Andrews, Don M. Bailey, Neal C. Bradsher, Stephen C. Farrell, Michael H. Mulroy, and Angus C. Russell qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide.

Brian M. Culley does not qualify as “independent” under Section 803(A) of the NYSE American Company Guide because he is our Chief Executive Officer. Alfred D. Kingsley does not qualify as “independent” under Section 803(A) of the NYSE American Company Guide because he was an employee of a subsidiary of ours during the past three years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) were submitted with the Original Filing.

(a)(3) Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
2.1†	Agreement and Plan of Merger dated November 7, 2018, among Registrant, Patrick Merger Sub, Inc. and Asterias Biotherapeutics, Inc. (“Asterias”)	2.1	8-K	November 8, 2018	001-12830
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
4.1	Specimen of Common Share Certificate		S-1	December 18, 1991	033-44549
4.2*	Description of Capital Stock of the Registrant
10.1+	Employment Agreement dated October 10, 2007, between Registrant and Michael D. West (“West Employment Agreement”)	10.23	10-KSB	April 14, 2008	001-12830
10.1(a)+	Amendment to West Employment Agreement dated November 24, 2015	10.1	8-K	December 1, 2015	001-12830
10.2+	Transition Agreement dated September 17, 2018, between Registrant and Michael D. West	10.3	8-K	September 18, 2018	001-12830
10.3	Commercial License and Option Agreement between Registrant and Wisconsin Alumni Research Foundation (“WARF Agreement”)	10.1	8-K	January 9, 2008	001-12830
10.3(a)	First Amendment of WARF Agreement dated March 11, 2009	10.38	10-K	March 23, 2009	001-12830
10.4+	OrthoCyte Corporation 2010 Stock Option Plan; Form of OrthoCyte Corporation Stock Option Agreement	10.41	10-K	March 23, 2009	001-12830
10.5+	BioTime Asia, Limited 2010 Stock Option Plan; Form of BioTime Asia Limited Stock Option Agreement	10.42	10-K	March 15, 2011	001-12830
10.6+	Lineage Cell Therapeutics 2012 Equity Incentive Plan, as amended July 2015 (“2012 Plan”)	4.1	S-8	July 15, 2015	333-205661
10.6(a)+	Amendment to 2012 Plan effective June 2017	4.2	S-8	July 7, 2017	333-219204
10.6(b)+	Amendment to 2012 Plan effective July 2019	99.3	S-8	August 8, 2019	333-233132
10.6(c)+	Amendment to 2012 Plan effective August 2019	10.1	10-Q	November 12, 2019	001-12830
10.6(d)+	2012 Plan Form of Employee Incentive Stock Option Agreement	10.7	10-Q	November 12, 2013	001-12830
10.6(e)+	2012 Plan Form of Non-employee Director Stock Option Agreement	10.8	10-Q	November 12, 2013	001-12830
10.6(f)+	2012 Plan Stock Option Grant Agreement	10.2	10-Q	November 12, 2019	000-12830
10.6(g)*+	2012 Plan Form of Restricted Stock Unit
10.7+	Cell Cure Neurosciences Ltd. Share Option Plan	10.38	10-K	March 16, 2017	001-12830
10.7(a)+	Form of Cell Cure Neurosciences Ltd. Share Option Plan Option Agreement	10.39	10-K	March 16, 2017	001-12830
10.8+	Inducement Stock Option Agreement between Registrant and Brian Culley	10.38	10-K	March 14, 2019	001-12830
10.9	Exclusive License Agreement dated February 15, 2006, between Registrant and the University of Utah Research Foundation, as amended	10.1	10-Q	November 9, 2012	001-12830

10.10+	Employment Agreement dated December 29, 2014, between Registrant and Aditya Mohanty (“Mohanty Employment Agreement”)	10.64	10-K	March 11, 2015	001-12830
10.10(a)+	Amendment of Mohanty Employment Agreement dated November 24, 2015	10.2	8-K	December 1, 2015	001-12830
10.11+	Transition Agreement dated September 17, 2018, between Registrant and Aditya P. Mohanty	10.2	8-K	September 18, 2018	001-12830
10.12+	Employment Agreement dated November 16, 2015, between Registrant and Russell Skibsted	10.1	8-K	November 16, 2015	001-12830
10.13	Lease dated December 10, 2015, between Registrant and BSREP Marina Village Owner LLC	10.1	8-K	December 15, 2015	001-12830
10.14	Controlled Equity OfferingSM Sales Agreement dated April 6, 2017 between Registrant, and Cantor Fitzgerald & Co.	1.2	S-3	April 6, 2017	333-217182
10.15†	Second Amended and Restated License Agreement dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (“Hadasit License”)	10.2	10-Q	August 9, 2017	001-12830
10.15(a)	Amendment to Hadasit License dated January 8, 2018	10.38	10-K	March 15, 2018	001-12830
10.16†	Debt and Note Purchase Agreement dated June 16, 2017, as amended June 29, 2017, between Registrant and HBL-Hadasit Bio-Holdings Ltd.	10.3	10-Q	August 9, 2017	001-12830
10.17†	Share Purchase and Transfer Agreement dated June 16, 2017, by and among Registrant and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd.	10.4	10-Q	August 9, 2017	001-12830
10.18†	Asset Contribution and Separation Agreement dated August 17, 2017, between Registrant and AgeX Therapeutics, Inc. (“AgeX”)	10.1	10-Q	November 9, 2017	001-12830
10.19†	License Agreement dated August 17, 2017, between Registrant and AgeX	10.2	10-Q	November 9, 2017	001-12830
10.20	Stock Purchase Agreement dated August 30, 2018, between Registrant, AgeX and Juvenescence Limited (“Juvenescence”)	10.1	8-K	August 21, 2018	001-12830
10.21	Convertible Promissory Note issued by Juvenescence dated August 30, 2018	10.2	8-K	August 21, 2018	001-12830
10.22+	Employment Agreement effective September 17, 2018, between Registrant and Brian Culley	10.1	8-K	September 18, 2018	001-12830
10.23+	Employment Agreement effective January 7, 2019, between Registrant and Brandi Roberts	10.38	10-K	March 14, 2019	001-12830
10.24+	Employment Agreement effective March 8, 2019, between Registrant and Edward D. Wirth, III	10.2	10-Q	May 9, 2019	001-12830
10.25*+	Employment Agreement effective May 20, 2019, between Registrant and Chase Leavitt
10.26	Royalty Agreement dated October 1, 2013, between Asterias and Geron Corporation	10.6	Asterias S-1/A	August 13, 2013	333-187706
10.27	Exclusive Sublicense Agreement between Geron Corporation and Asterias	10.7	Asterias S-1/A	August 13, 2013	333-187706
10.28	Exclusive License Agreement dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation	10.4	Asterias 10-Q	November 12, 2013	000-55046

10.29†	Non-exclusive License Agreement dated October 7, 2013, between WARF and Asterias	10.5	Asterias 10-Q	November 12, 2013	000-55046
10.30†	Clinical Trial and Option Agreement dated September 8, 2014, between Asterias and Cancer Research UK and Cancer Research Technology Limited	10.1	Asterias 10-Q/A	January 13, 2015	001-36646
21.1*	List of Subsidiaries
23.1*	Consent of OUM & Co. LLP
31.1*	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.3**	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.4**	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed

** Filed herewith

# Previously furnished

+ Indicates management contract or compensatory plan

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April 2020.

LINEAGE CELL THERAPEUTICS, INC.

By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

