Form 10-Q
period 2020-03-31
Lineage Cell Therapeutics, Inc.
filed 2020-05-07
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(Registrant’s telephone number, including area code) (442) 287-8990

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of common shares outstanding as of May 5, 2020 was 149,821,240.

PART I - FINANCIAL INFORMATION

This Report on Form 10-Q (this “Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and product development activities;

●	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

●	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;

●	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

●	the potential of our cell therapy platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

●	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights;

●	our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

●	our ability to recruit and retain key personnel;

●	the potential effects of the COVID-19 pandemic on our operations; and

●	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 12, 2020.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Commission on March 12, 2020. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

On August 9, 2019, BioTime, Inc. changed its corporate name to Lineage Cell Therapeutics, Inc. Unless the context requires otherwise, references in this Report to “Lineage,” “we,” “us,” and “our” refer to Lineage Cell Therapeutics, Inc. and its consolidated subsidiaries.

Recent Transactions Affecting Our Corporate Organization

Asterias Merger

On March 8, 2019, we acquired the outstanding shares of common stock of Asterias Biotherapeutics, Inc. (“Asterias”) held by stockholders other than Lineage via merger. In the acquisition, the outstanding shares of Asterias common stock held by stockholders other than Lineage were converted into our common shares at an exchange ratio of 0.71 Lineage shares for each Asterias share.

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

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2020 (Unaudited)	December 31, 2019 (Notes 2 and 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,832	$9,497
Marketable equity securities	15,933	21,219
Promissory note from Juvenescence (Note 5)	23,994	23,616
Trade accounts and grants receivable, net	253	317
Receivables from affiliates, net	47	7
Prepaid expenses and other current assets	2,225	2,863
Total current assets	52,284	57,519

NONCURRENT ASSETS
Property and equipment, net (Notes 6 & 15)	7,539	8,175
Deposits and other long-term assets	637	864
Goodwill	10,672	10,672
Intangible assets, net	47,750	48,248
TOTAL ASSETS	$118,882	$125,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,321	$5,226
Financing lease and right of use lease liabilities, current portion (Note 15)	1,240	1,223
Deferred revenues	200	-
Deferred grant revenue	208	45
Total current liabilities	6,969	6,494

LONG-TERM LIABILITIES
Deferred tax liability	3,315	3,315
Deferred revenues	-	200
Right-of-use lease liability, net of current portion (Note 15)	3,527	3,868
Financing lease, net of current portion	66	77
Liability classified warrants, net of current portion, and other long-term liabilities	247	277
TOTAL LIABILITIES	14,124	14,231

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common shares, no par value, 250,000 shares authorized; 149,818 shares issued and outstanding as of March 31, 2020 and 149,804 shares issued and outstanding as of December 31, 2019	387,686	387,062
Accumulated other comprehensive income (loss)	634	(681)
Accumulated deficit	(281,821)	(273,422)
Lineage Cell Therapeutics, Inc. shareholders’ equity	106,499	112,959
Noncontrolling interest (deficit)	(1,741)	(1,712)
Total shareholders’ equity	104,758	111,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,882	$125,478

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Grant revenue	$348	$749
Royalties from product sales and license fees	166	86
Sale of research products and services	-	93
Total revenues	514	928

Cost of sales	(94)	(68)

Gross profit	420	860

OPERATING EXPENSES:
Research and development	3,339	4,961
General and administrative	4,519	8,660
Total operating expenses	7,858	13,621
Loss from operations	(7,438)	(12,761)
OTHER INCOME/(EXPENSES):
Interest income, net	405	442
Gain on sale of marketable equity securities	1,258	-
Unrealized (loss) gain on marketable equity securities	(1,338)	1,931
Gain on equity method investment in OncoCyte at fair value	-	37,713
Gain on equity method investment in Asterias at fair value	-	6,744
Unrealized gain on warrant liability	35	37
Other (expense) income, net	(1,350)	806
Total other (expense) income, net	(990)	47,673
(LOSS)/INCOME BEFORE INCOME TAXES	(8,428)	34,912

Deferred income tax benefit	-	4,384

NET (LOSS)/INCOME	(8,428)	39,296

Net loss attributable to noncontrolling interest	29	14

NET (LOSS)/INCOME ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(8,399)	$39,310

NET (LOSS)/INCOME PER COMMON SHARE:
BASIC	$(0.06)	$0.30
DILUTED	$(0.06)	$0.30

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	149,807	132,865
DILUTED	149,807	132,869

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
NET (LOSS)/INCOME	$(8,428)	$39,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	1,315	(732)
COMPREHENSIVE (LOSS)/INCOME	(7,113)	38,564
Less: Comprehensive loss attributable to noncontrolling interest	29	14
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$(7,084)	$38,578

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to Lineage Cell Therapeutics, Inc.	$(8,399)	$39,310
Net loss allocable to noncontrolling interest	(29)	(14)
Adjustments to reconcile net (loss) income attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Unrealized gain on equity method investment in OncoCyte at fair value	-	(37,713)
Unrealized gain on equity method investment in Asterias at fair value	-	(6,744)
Gain on sale of marketable securities	(1,258)	-
Unrealized loss (gain) on marketable equity securities	1,338	(1,931)
Deferred income tax benefit	-	(4,384)
Depreciation expense, including amortization of leasehold improvements	212	269
Amortization of right-of-use asset	9	14
Amortization of intangible assets	498	485
Stock-based compensation	626	1,440
Change in unrealized gain on warrant liability	(35)	(37)
Foreign currency remeasurement and other (gain) loss	1,424	(839)
Changes in operating assets and liabilities:
Accounts and grants receivable, net	66	(614)
Accrued interest receivable	(378)	(378)
Receivables from OncoCyte and AgeX, net of payables	(40)	2,129
Prepaid expenses and other current assets	911	(66)
Accounts payable and accrued liabilities	(138)	(241)
Deferred revenue and other liabilities	167	-
Net cash used in operating activities	(5,026)	(9,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of OncoCyte common shares	4,963	-
Proceeds from the sale of AgeX common shares	258	-
Cash and cash equivalents acquired in the Asterias Merger	-	3,117
Purchase of equipment and other assets	(10)	(169)
Security deposit paid and other	45	(2)
Net cash provided by investing activities	5,256	2,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares received and retired for employee taxes paid	(2)	(74)
Reimbursement from landlord on tenant improvements	-	738
Repayment of financing lease liabilities	(8)	(6)
Repayment of principal portion of promissory notes	-	(52)
Net cash (used by) provided by financing activities	(10)	606
Effect of exchange rate changes on cash, cash equivalents and restricted cash	73	53
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	293	(5,709)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	10,096	24,399
At end of the period	$10,389	$18,690

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

Lineage is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Lineage’s focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Lineage’s programs are based on its proprietary cell-based therapy platform and associated development and manufacturing capabilities. From this platform Lineage develops and manufactures specialized, terminally-differentiated human cells from its pluripotent and progenitor cell starting materials. These differentiated cells are developed either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or administered as a means of helping the body mount an effective immune response to cancer.

Lineage has three allogeneic, or “off-the-shelf”, cell therapy programs in clinical development:

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

Lineage also is currently working to identify a commercialization partner for Renevia®, its proprietary three-dimensional scaffold designed to support adipose tissue transplants that was granted a Conformité Européenne (“CE”) Mark in September 2019.

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

Investment in OncoCyte

Lineage has significant equity holdings in OncoCyte Corporation (“OncoCyte”), a publicly traded company, which Lineage founded and, in the past, was a majority-owned consolidated subsidiary until February 17, 2017, when Lineage deconsolidated OncoCyte’s financial statements (the “OncoCyte Deconsolidation”). OncoCyte (NYSE American: OCX) is developing confirmatory diagnostic tests for lung cancer utilizing novel liquid biopsy technology. As of March 31, 2020, Lineage owned 6.0 million shares of OncoCyte common stock, or 9.67% of its outstanding shares (see Note 4).

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lineage’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of March 31, 2020.

Subsidiary	Field of Business	Lineage Ownership
Asterias BioTherapeutics, Inc.	Cell therapy clinical development programs in spinal cord injury and oncology	100%
Cell Cure Neurosciences Ltd. (“Cell Cure”)	Products to treat age-related macular degeneration	99%(1)
ES Cell International Pte. Ltd. (“ESI”)	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%
OrthoCyte Corporation	Developing bone grafting products for orthopedic diseases and injuries	99.8%

(1)	Includes shares owned by Lineage and ESI.

All material intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2020, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

Since inception, Lineage has incurred significant operating losses and has funded its operations primarily through sale of common stock of AgeX Therapeutics, Inc. (“AgeX”) and OncoCyte, both former subsidiaries, sale of common stock of Hadasit Bio-Holdings (“HBL”), receipt of research grants, royalties from product sales, license revenues, sales of research products and issuance of equity securities. At March 31, 2020, Lineage had an accumulated deficit of approximately $281.8 million, working capital of $45.3 million and shareholders’ equity of $104.8 million. Lineage has evaluated its projected cash flows and believes that its $25.8 million of cash, cash equivalents and marketable equity securities, including its positions in OncoCyte, AgeX and HBL, at March 31, 2020, provide sufficient cash, cash equivalents, and liquidity to carry out Lineage’s current planned operations through at least twelve months from the issuance date of the condensed consolidated financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

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

Lineage’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force Lineage to modify, curtail, delay, or suspend some or all aspects of its planned operations. Lineage’s determination as to when it will seek new financing and the amount of financing that it will need will be based on Lineage’s evaluation of the progress it makes in its research and development programs, any changes to the scope and focus of those programs, any changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. Lineage’s ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Lineage may be required to delay, postpone, or cancel clinical trials or limit the number of clinical trial sites, unless it is able to obtain adequate financing. Lineage may incur additional costs to maintain employee morale and to retain key employees. Lineage cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by Lineage or its subsidiaries and affiliates could result in the dilution of the interests of current shareholders.

Business Combinations

Lineage accounts for business combinations, such as the Asterias Merger completed in March 2019, in accordance with ASC Topic 805, which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of Lineage’s common shares, Lineage calculates the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. Lineage recognizes estimated fair values of the tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and records as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

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

Prior to September 11, 2019, Lineage accounted for its OncoCyte shares held at fair value, using the equity method of accounting. On September 11, 2019, Lineage’s ownership percentage decreased from 24% to 16% when it sold 4.0 million shares of OncoCyte common stock. Accordingly, as the ownership percentage was reduced to less than 20%, Lineage is no longer considered to exercise significant influence over OncoCyte and is now accounting for its OncoCyte holdings as marketable equity securities. Prior to the Asterias Merger completed on March 8, 2019 discussed in Note 3, Lineage accounted for its Asterias shares held at fair value, using the equity method of accounting.

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

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported. As of March 31, 2020, deferred grant revenue was $208,000.

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

For the three months ended March 31, 2020, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for that period. For the three months ended March 31, 2019, Lineage reported net income attributable to common shareholders, and therefore, performed an analysis of common share equivalents to determine their impact on diluted net income, if any.

The following weighted average common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (unaudited)
	2020	2019
Stock options	14,416	14,628
Lineage Warrants (1) (Note 3)	1,090	533
Restricted stock units	161	278

(1)	Although the Lineage Warrants are classified as liabilities, these warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be anti-dilutive for the period presented.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, Lineage explains the change during the period in the total of cash, cash equivalents and restricted cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(unaudited)		(unaudited)
Cash and cash equivalents	$9,832	$9,497	$18,011	$23,587
Restricted cash included in prepaid expenses and other current assets (see Note 15)	-	-	-	346
Restricted cash included in deposits and other long-term assets (see Note 15)	557	599	679	466
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$10,389	$10,096	$18,690	$24,399

Lease accounting and impact of adoption of the new lease standard

On January 1, 2019, Lineage adopted ASU 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting Lineage: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method.

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

Operating leases are included as right-of-use assets in property and equipment (see Note 6), and ROU lease liabilities, current and long-term, in the condensed consolidated balance sheets. Financing leases are included in property and equipment, and in financing lease liabilities, current and long-term, in Lineage’s condensed consolidated balance sheets.

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

The adoption of ASC 842 had a material impact in Lineage’s consolidated balance sheets, with the most significant impact resulting from the recognition of ROU assets and lease liabilities for operating leases with remaining terms greater than twelve months on the adoption date. Lineage’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged. See Note 15.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Lineage adopted this standard on January 1, 2020 and it did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted - The recently issued accounting pronouncements applicable to Lineage that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in Lineage’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for Lineage beginning January 1, 2023. Lineage has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

As of March 8, 2019, the assets and liabilities of Asterias have been included in the condensed consolidated balance sheet of Lineage. The results of operations of Asterias from March 8, 2019 through December 31, 2019 have been included in the condensed consolidated statement of operations of Lineage for the year ended December 31, 2019, as well as for the three months ended March 31, 2020.

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
	$47,190

The following is a discussion of the valuation methods used to determine the fair value of Asterias’ significant assets and liabilities in connection with the Asterias Merger:

Acquired In-Process Research and Development (“ IPR&D”) and Deferred Income Tax Liability - The fair value of identifiable acquired in-process research and development intangible assets consisting of $31.7 million pertaining to the OPC1 program that is currently in a Phase 1/2a clinical trial for SCI, which has been partially funded by the California Institute for Regenerative Medicine and $14.8 million pertaining to the VAC2 program, which is a non-patient-specific (“off-the-shelf”) cancer immunotherapy derived from pluripotent stem cells for which a clinical trial in non-small cell lung cancer is being funded and sponsored by Cancer Research UK. The identification of these intangible assets are based on consideration of historical experience and a market participant’s view further discussed below; collectively, OPC1 and VAC2 are referred to as the “AST-Clinical Programs”. These intangible assets are valued primarily through the use of a probability weighted discounted cash flow method under the income approach further discussed below. Lineage considered the VAC1 program, an autologous product candidate, manufactured from cells that come from the patient, and due to significant risks, substantial costs and limited opportunities in its current state associated with the VAC1 program, Lineage management considered this program to have de minimis value.

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

For business combination purposes under ASC 805, the fair value of this performance obligation to Lineage, from a market participant perspective, is the estimated costs Lineage may incur, plus a normal profit margin for the level of effort required to perform under the contract after the acquisition date, assuming Novo Nordisk exercised its option, including, but not limited to, negotiation costs, legal fees, arbitration, if any, and other related costs. Management has estimated those costs, plus a normal profit margin, to be approximately $200,000 in the purchase price allocation.

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

As of March 31, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021.

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

During the three months ended March 31, 2020 and 2019, Lineage incurred $0.5 million and $3.5 million, respectively, in acquisition related costs which were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Prior to the Asterias Merger being consummated in March 2019, Lineage elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting. The fair value of the Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying (a) $1.31, the closing price of Lineage common shares on such date by (b) the Merger Exchange Ratio. The fair value of the Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, Lineage recorded an unrealized gain of $6.7 million for the three months ended March 31, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019. All share prices were determined based on the closing price of Lineage or Asterias common stock on the NYSE American on the applicable dates.

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

Lineage sold 2,383,090 shares of OncoCyte common stock for net proceeds of $5.0 million on January 2, 2020. Lineage’s ownership in OncoCyte was reduced to 9.98% at that time.

As of March 31, 2020, Lineage owned 6.0 million shares of OncoCyte common stock. These shares had a fair value of $14.8 million, based on the closing price of OncoCyte of $2.45 per share on March 31, 2020. As of December 31, 2019, Lineage had 8.4 million shares of OncoCyte common stock. These shares had a fair value of $19.0 million, based on the closing price of OncoCyte of $2.25 per share on December 31, 2019.

For the three months ended March 31, 2020, Lineage recorded a realized gain of $1.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $0.3 million. This unrealized loss was comprised of a $1.5 million loss related to the difference between the book cost basis of $1.62 per share and OncoCyte’s stock price per share of $2.25 as of December 31, 2019 and a gain of $1.2 million related to the increase in OncoCyte’s stock price from $2.25 per share at December 31, 2019 to $2.45 per share at March 31, 2020. For the three months ended March 31, 2019, Lineage recorded an unrealized gain of $37.7 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $3.95 per share at March 31, 2019.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

5. Sale of Significant Ownership Interest in AgeX to Juvenescence Limited

On August 30, 2018, Lineage entered into a Stock Purchase Agreement with Juvenescence Limited (“Juvenescence”) and AgeX, pursuant to which Lineage sold 14.4 million shares of common stock of AgeX to Juvenescence for $3.00 per share, or an aggregate purchase price of $43.2 million (the “Purchase Price”). Juvenescence paid $10.8 million of the Purchase Price at closing, issued an unsecured convertible promissory note dated August 30, 2018 in favor of Lineage for $21.6 million (the “Promissory Note”), and paid $10.8 million on November 2, 2018. The Stock Purchase Agreement contains customary representations, warranties and indemnities from Lineage relating to the business of AgeX, including an indemnity cap of $4.3 million, which is subject to certain exceptions. The transactions contemplated by the Stock Purchase Agreement are referred to as the Juvenescence Transaction in this Report.

The Promissory Note bears interest at 7% per annum, with principal and accrued interest payable at maturity on August 30, 2020. The Promissory Note cannot be prepaid prior to maturity or conversion. On the maturity date, if a “Qualified Financing” (as defined below) has not occurred, Lineage will have the right, but not the obligation, to convert the principal balance of the Promissory Note and accrued interest then due into Series A preferred shares of Juvenescence at a conversion price of $15.60. Upon the occurrence of a Qualified Financing on or before the maturity date, the principal balance of the Promissory Note and accrued interest will automatically convert into a number of shares of the class of equity securities of Juvenescence sold in the Qualified Financing, at the price per share at which the Juvenescence securities are sold in the Qualified Financing; and, if AgeX common stock is listed on a national securities exchange in the U.S., the number of shares of the class of equity securities issuable upon conversion may be increased depending on the market price of AgeX common stock. If requested by the underwriters in a Qualified Financing, Lineage is required to execute and deliver a lock-up agreement having terms consistent with those entered into by the founders of Juvenescence on the most favorable terms applicable to any such founders. A Qualified Financing is generally defined as an underwritten initial public offering of Juvenescence equity securities in which gross proceeds are not less than $50.0 million. The Promissory Note is not transferable, except in connection with a change of control of Lineage.

For the three months ended March 31, 2020, Lineage recognized $378,000 in interest income on the Promissory Note. As of March 31, 2020, the principal and accrued interest balance of the Promissory Note was $24.0 million.

Shareholder Agreement

Lineage and Juvenescence entered into a Shareholder Agreement, dated August 30, 2018, setting forth the governance, approval and voting rights of the parties with respect to their holdings of AgeX common stock, including rights of representation on AgeX’s board of directors, approval rights, preemptive rights, rights of first refusal and co-sale and drag-along and tag-along rights for so long as either Lineage or Juvenescence continue to own at least 15% of the outstanding shares of AgeX common stock. Under the Shareholder Agreement, Juvenescence and Lineage each had the right to designate two persons to a six-member AgeX board of directors, with the remaining two individuals to be independent of Juvenescence and Lineage. Following Juvenescence’s payment of $10.8 million on November 2, 2018 under the Stock Purchase Agreement, Juvenescence had the right to designate an additional member of the AgeX board of directors. Immediately following the AgeX Distribution on November 28, 2018, Lineage owned 1.7 million shares of AgeX common stock, representing 4.8% of AgeX’s then issued and outstanding shares of common stock. Accordingly, the Shareholder Agreement was automatically terminated on November 28, 2018.

In connection with the Juvenescence Transaction, the termination provision of the Shared Facilities Agreement (see Note 10) entitling AgeX or Lineage to terminate the agreement upon six months advance written notice was amended. Pursuant to the amendment, following the AgeX Deconsolidation on August 30, 2018, each party retained the right to terminate the Shared Facilities Agreement at any time by giving the other party six months advance written notice, provided that Lineage could not do so prior to September 1, 2020.

Shared services with AgeX were terminated on July 31, 2019 with respect to the use of Lineage’s office and laboratory facilities and September 30, 2019 with respect to all other remaining shared services.

6. Property and Equipment, Net

At March 31, 2020 and December 31, 2019, property and equipment was comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Equipment, furniture and fixtures	$4,054	$4,148
Leasehold improvements	2,773	2,862
Right-of-use assets (1)	5,720	5,756
Accumulated depreciation and amortization	(5,008)	(4,591)
Property and equipment, net	$7,539	$8,175

(1)	Lineage adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities see Notes 2 and 15.

Property and equipment at both March 31, 2020 and December 31, 2019 includes $96,000 in financing leases. Depreciation and amortization expense amounted to $212,000 and $269,000 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, Lineage sold equipment with a net book value of $13,000 and recognized a gain of $2,000. Additionally, Lineage sold non-capitalized assets for a net gain of $30,000. Both gains are included in research and development expenses on the statement of operations.

7. Goodwill and Intangible Assets, Net

At March 31, 2020 and December 31, 2019, goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Goodwill(1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D - OPC1 (from the Asterias Merger)(2)	$31,700	$31,700
Acquired IPR&D - VAC2 (from the Asterias Merger)(2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts(2)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization	(18,393)	(17,895)
Intangible assets, net	$47,750	$48,248

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger (see Note 3).

(2)	See Note 3 for information on the Asterias Merger which was consummated on March 8, 2019.

Lineage recognized in research and development expenses $0.5 million of amortization expense in both of the three months ended March 31, 2020 and 2019.

8. Accounts Payable and Accrued Liabilities

At March 31, 2020 and December 31, 2019, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Accounts payable	$3,519	$2,427
Accrued compensation	995	1,549
Accrued liabilities	807	1,246
Other current liabilities	-	4
Total	$5,321	$5,226

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

In connection with the relocation of Lineage’s corporate headquarters to Carlsbad, California, discussed in Note 15, Lineage entered into a plan of termination with certain Lineage employees with potential separation payments in the aggregate of $0.7 million. Termination dates for these individuals range from August 9, 2019 to September 30, 2019. These employees had to provide services related to the transition of services and activities in connection with the relocation and be an employee of Lineage as of their date of termination in order to receive separation benefits. Lineage recorded the aggregate liability ratably over their respective service periods from June 2019 through the above termination dates, in accordance with ASC 420. As of December 31, 2019, all separation payments had been made.

9. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value (ASC 820-10-50), Fair Value Measurements and Disclosures:

●	Level 1 – Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Inputs to the valuation methodology are unobservable; that reflect management’s own assumptions about the assumptions market participants would make and significant to the fair value.

We measure cash, cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$9,832	$9,832	$-	$-
Marketable securities	15,933	15,933	-	-

Liabilities:
Lineage Warrants	12	-	-	12
Cell Cure Warrants	235	-	-	235

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$9,497	$9,497	$-	$-
Marketable securities	21,219	21,219	-	-

Liabilities:
Lineage Warrants	20	-	-	20
Cell Cure Warrants	257	-	-	257

We have not transferred any instruments between the three levels of the fair value hierarchy.

In determining fair value, Lineage utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value.

Marketable securities include our positions in OncoCyte, AgeX and HBL. All of these securities have readily determinable fair values quoted on the NYSE American or TASE stock exchanges. These securities are measured at fair value and reported as current assets on the consolidated balance sheets based on the closing trading price of the security as of the date being presented.

The fair value of the Lineage Warrants is determined by using Black-Scholes option pricing models which take into consideration the probability of a fundamental transaction, as defined in the warrant agreement, the exercise price of the warrants and the contractual remaining term of the warrants. The Lineage Warrants have an expiration date of May 13, 2021. The Lineage Warrants are included in long-term liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Lineage Warrants at each reporting period are included in the condensed consolidated statements of operations under unrealized gain/(loss) on warrant liability. For the three months ended March 31, 2020, Lineage recognized an unrealized loss of $8,000 on the Lineage Warrants, which was primarily related to the reduction in the remaining life of the warrants.

The fair value of the Cell Cure Warrants (defined below) is determined by using Black-Scholes option pricing models which take into consideration the fair value of the Cell Cure ordinary shares, adjusted for lack of marketability, as appropriate, the contractual remaining term of the warrants and the expected stock price volatility over the term. The Cell Cure Warrants are included in long-term liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Cell Cure Warrants at each reporting period are included in the condensed consolidated statements of operations under unrealized gain/(loss) on warrant liability. For the three months ended March 31, 2020, Lineage recognized an unrealized loss of $27,000 on the Cell Cure Warrants, primarily related to the reduction in the remaining life of the warrants.

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

10. Related Party Transactions

Shared Facilities and Service Agreements with Affiliates

Under the terms of Shared Facilities Agreements, Lineage allowed OncoCyte and AgeX to use Lineage’s premises and equipment located at Lineage’s headquarters in Alameda, California for the purpose of conducting business. Lineage also provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte and AgeX. The Shared Facilities Agreements also allowed Lineage to provide the services of attorneys, accountants, and other professionals who may provide professional services to Lineage. Lineage also provided OncoCyte and AgeX with the services of laboratory and research personnel, including Lineage employees and contractors, for the performance of research and development work for OncoCyte and AgeX at the premises. Shared services with AgeX were terminated on July 31, 2019 with respect to the use of Lineage’s office and laboratory facilities and September 30, 2019 with respect to all other remaining shared services. Shared services with OncoCyte were terminated on September 30, 2019, and December 31, 2019 with respect to all other remaining shared services.

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

The Use Fees charged to OncoCyte and AgeX were not reflected in revenues, but instead Lineage’s general and administrative expenses and research and development expenses were shown net of those charges in the condensed consolidated statements of operations.

For the three months ended March 31, 2019, Lineage charged Use Fees of $725,000 to OncoCyte and AgeX; $493,000 was offset against general and administrative expenses and $232,000 was offset against research and development expenses.

Even though shared services have been terminated, there are still a small number of vendors that are paid by Lineage on behalf of AgeX or OncoCyte. These are typically repaid on a quarterly basis. As of March 31, 2020, receivables for these items total $47,000.

Other related party transactions

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

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 15), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, and Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through March 31, 2020, Lineage has incurred a total of $309,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

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

Common Shares

At March 31, 2020, Lineage was authorized to issue 250,000,000 common shares, no par value. As of March 31, 2020, and December 31, 2019, Lineage had 149,817,816 and 149,804,284 issued and outstanding common shares, respectively.

In April 2017, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “2017 Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage having an aggregate offering price of up to $25,000,000. Lineage is not obligated to sell any shares under the 2017 Sales Agreement. Subject to the terms and conditions of the 2017 Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the 2017 Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the 2017 Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3, which became effective on May 5, 2017 (the “2017 Registration Statement”). As of March 31, 2020, $24.1 million remained available for sale through the 2017 Sales Agreement.

Lineage agreed to pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cantor Fitzgerald with customary indemnification and contribution rights. The 2017 Sales Agreement may be terminated by Cantor Fitzgerald or Lineage at any time upon notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in Lineage’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three months ended March 31, 2020 and 2019 (unaudited and in thousands):

	Preferred Shares		Common Shares				Accumulated
	Number of		Number of		Accumulated	Noncontrolling Interest/	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)	Income	Equity
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	14	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	626	-	-	-	626
Foreign currency translation loss	-	-	-	-	-	-	1,315	1,315
NET INCOME/(LOSS)	-	-	-	-	(8,399)	(29)	-	(8,428)
BALANCE AT MARCH 31, 2020	-	$-	149,818	$387,686	$(281,821)	$(1,741)	$634	$104,758

	Preferred Shares		Common Shares				Accumulated
	Number of		Number of		Accumulated	Noncontrolling Interest/	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)	Income	Equity
BALANCE AT DECEMBER 31, 2018	-	$-	127,136	$354,270	$(261,856)	$(1,594)	$1,426	$92,246
Shares issued in connection with the Asterias Merger	-	-	24,696	32,353	-	-	-	32,353
Shares retired in connection with the Asterias Merger	-	-	(2,622)	(3,435)	-	-	-	(3,435)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	118	(75)	-	-	-	(75)
Stock-based compensation	-	-	-	1,361	-	-	-	1,361
Stock-based compensation for shares issued upon vesting of Asterias restricted stock units attributable to post combination services	-	-	60	79	-	-	-	79
Adjustment upon adoption of leasing standard	-	-	-	-	143	-	-	143
Foreign currency translation loss	-	-	-	-	-	-	(732)	(732)
NET INCOME/(LOSS)	-	-	-	-	39,310	(14)	-	39,296
BALANCE AT MARCH 31, 2019	-	$-	149,388	$384,553	$(222,403)	$(1,608)	$694	$161,236

Warrants

Lineage (previously Asterias) Warrants - Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, Lineage assumed outstanding Asterias Warrants. As of March 31, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, which were converted to Lineage Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021.

Cell Cure Warrants - Liability Classified

Cell Cure has two sets of issued warrants (the “Cell Cure Warrants”). Warrants to purchase 24,566 Cell Cure ordinary shares at an exercise price of $40.5359 were issued to HBL in July 2017. These warrants expire in July 2022. Warrants to purchase 13,738 Cell Cure ordinary shares at exercise prices ranging from $32.02 to $40.00 per share have been issued to consultants. These warrants expire in October 2020 and January 2024.

12. Stock-Based Awards

Equity Incentive Plan Awards

Effective November 8, 2019, Lineage adopted an amendment changing the name of the BioTime, Inc. 2012 Equity Incentive Plan to the Lineage Cell Therapeutics, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights. As of December 31, 2019, a maximum of 24,000,000 common shares were available for grant under the 2012 Plan. Recipients of stock options are eligible to purchase common shares at an exercise price equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 2012 Plan is 10 years. Stock options generally vest over a four-year period based on continuous service; however, the 2012 Plan allows for other vesting periods. Upon the expiration of the restrictions applicable to an RSU, Lineage will either issue to the recipient, without charge, one common share per RSU or cash in an amount equal to the fair market value of one common share. RSUs granted from the 2012 Plan reduce the shares available for grant by two shares for each RSU granted.

A summary of Lineage’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	9,157	14,710	166	$2.17
Restricted stock units vested	-	-	(21)	-
Options granted	(4,946)	4,946	-	0.70
Options exercised	-	-	-	-
Options expired/forfeited/cancelled	2,047	(2,047)	-	2.71
March 31, 2020	6,258	17,609	145	$1.70
Options exercisable at March 31, 2020		8,341		$2.40

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

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2019	4,840	350	$1.57
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-		-
March 31, 2020	4,840	350	$1.57
Options exercisable at March 31, 2020		87	$1.57

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Three Months Ended March 31, (unaudited)
	2020	2019
Expected life (in years)	6.25	6.04
Risk-free interest rates	0.8%	2.5%
Volatility	67.5%	64.0%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2020	2019
Research and development	$96	$122
General and administrative	530	1,318
Total stock-based compensation expense	$626	$1,440

The expense related to 84,940 shares of Asterias restricted stock unit awards that immediately vested on the closing of the Asterias Merger and converted into the right to receive common shares of Lineage based on the Merger Exchange Ratio, resulting in 60,304 common shares of Lineage issued on March 8, 2019, was included in stock-based compensation expense for the three months ended March 31, 2019. The expense was not included as part of the purchase price of the Asterias Merger because these awards were principally attributable to post-combination services.

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

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that Lineage holds as of March 31, 2020, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of March 31, 2020. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

In connection with the Asterias Merger, a deferred tax liability of $10.8 million was recorded as part of the acquisition accounting (see Note 3). The deferred tax liability (“DTL”) is related to fair value adjustments for the assets and liabilities acquired in the Asterias Merger, principally consisting of IPR&D. This estimate of deferred taxes was determined based on the excess of the estimated fair values of the acquired assets and liabilities over the tax basis of the assets and liabilities acquired. The statutory tax rate was applied, as appropriate, to the adjustment based on the jurisdiction in which the adjustment is expected to occur. Because the IPR&D (prior to completion or abandonment of the R&D) is considered an indefinite-lived asset for accounting purposes, the fair value of the IPR&D on the acquisition date creates a deferred income tax liability in accordance with ASC 740. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Lineage’s respective federal and state income tax rates. While this DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, those events are not anticipated under ASC 740 for purposes of predicting reversal of a temporary difference to support the realization of deferred tax assets, except for certain deferred tax assets and credit carryforwards that are also indefinite in nature as of the Asterias Merger date, which may be considered for reversal under ASC 740 as further discussed below.

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

For the three months ended March 31, 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte shares in the period. This taxable income was offset by net operating loss carryforwards.

For the three months ended March 31, 2019, Lineage recorded a $4.4 million valuation allowance release and corresponding tax benefit that was primarily related to state research and development credits, including current year federal net operating losses generated for the three months ended March 31, 2019, both of which are available and indefinite in nature.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2020	2019
Cash paid during period for interest	$7	$7

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for the Asterias Merger (Note 3)	$-	$32,353
Assumption of liabilities in the Asterias Merger (Note 3)	-	1,136
Assumptions of warrants in the Asterias Merger (Note 3)	-	867

15. Commitments and Contingencies

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

Base rent under the Alameda Lease beginning on February 1, 2020 is $72,676 per month and will increase by approximately 3% annually on every February 1 thereafter during the lease term.

In addition to base rent, Lineage will pay a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for the performance of its obligations under the Alameda Lease, Lineage provided the landlord with a security deposit of approximately $424,000, which was reduced to $78,000 on January 24, 2019 in accordance with the terms of the lease. The security deposit amount is considered restricted cash and $78,000 is included in deposits and other long-term assets as of March 31, 2020 (see Note 2).

New York Leased Office Space

Lineage currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to Lineage for use in conducting meetings and other business affairs, on a month-by-month basis, by one of its directors at an amount that approximates his cost. This lease is not in the scope of ASC 842 because it is a month to month lease (see Note 2).

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

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$398	$331
Operating cash flows from financing leases	7	7
Financing cash flows from financing leases	8	6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29	4,678
Financing leases	-	-

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2020	December 31, 2019
Operating leases
Right-of-use assets, net	$4,340	$4,666

Right-of-use lease liabilities, current	1,204	1,190
Right-of-use lease liabilities, noncurrent	3,527	3,868
Total operating lease liabilities	$4,731	$5,058

Financing leases
Property and equipment, gross	$96	$96
Accumulated depreciation	(53)	(48)
Property and equipment, net	$43	$48

Current liabilities	36	33
Long-term liabilities	66	77
Total finance lease liabilities	$102	$110

Weighted average remaining lease term
Operating leases	3.9 years	4.1 years
Finance leases	3.1 years	3.4 years
Weighted average discount rate
Operating leases	9.1%	9.1%
Finance leases	10.3%	10.0%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020	$1,199	$32
2021	1,539	36
2022	1,518	36
2023	400	15
2024	308	-
Thereafter	739	-

Total lease payments	$5,703	$119
Less imputed interest	(972)	(17)
Total	$4,731	$102

Research and Option Agreement

On January 5, 2019, Lineage and Orbit Biomedical Limited (“Orbit”) entered into a Research and Option Agreement (the “Orbit Agreement”) for an exclusive partnership to assess Orbit’s vitrectomy-free subretinal injection device as a means of delivering OpRegen in Lineage’s ongoing Phase 1/2a clinical trial. The term of the Orbit Agreement is for one year unless certain research activities and related data specified in the Orbit Agreement is obtained sooner. The access fees payable by Lineage to Orbit for its technology and the injection device are $2.5 million in the aggregate, of which $1.25 million was paid in January 2019 upon execution of the Orbit Agreement and the remaining $1.25 million payment which was due on the earlier of (i) six months from the Orbit Agreement date or, (ii) upon completion of certain collaborative research activities using the Orbit technology for the OpRegen Phase 1/2a clinical trial, as specified in the Orbit Agreement. In addition to the access fees, Lineage reimburses Orbit for costs of consumables, training services, travel costs and other out of pocket expenses incurred by Orbit for performing services under the Orbit Agreement. Lineage has exclusive rights to the Orbit technology and its injection device for the treatment of dry AMD during the term of the Orbit Agreement and may extend the term for an additional three months by paying Orbit a cash fee of $500,000. In July 2019, Lineage completed the collaborative research activities referred to above and the second $1.25 million payment was made in August 2019. The Orbit fees of $2.5 million were amortized on a straight-line basis throughout 2019 and included in research and development expenses.

On January 30, 2020, Lineage and Gyroscope Therapeutics Limited (Gyroscope acquired Orbit in 2019) entered into a Second Amendment to the Research and Option Agreement where the access period was extended to July 5, 2020, or until Lineage has dosed six patients with the Orbit device. The extension fee was $0.5 million. Lineage paid $0.2 million upon signing and will pay the remaining $0.3 million on the latter of October 30, 2020 or upon the receipt of cash or shares from the Juvenescence promissory note. In May 2020, due to the COVID-19 pandemic and the impact on clinical trial enrollment, the parties agreed to a no-cost extension to the access period through September 10, 2020.

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

On October 14, 2019, another putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants. The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the Asterias Merger consideration was inadequate, and that the proxy statement filed by Asterias with the Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. On December 20, 2019, the defendants moved to dismiss the complaint. On February 10, 2020, the plaintiff filed an opposition. Defendants filed their replies on March 13, 2020. A hearing on the motions to dismiss is scheduled for June 23, 2020.

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

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that provide Lineage with insurance against claims or demands for indemnification in specified circumstances. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as of March 31, 2020 and December 31, 2019.

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

Cell Cure will pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of March 31, 2020, Cell Cure had not accrued any milestone payments under the License Agreement.

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

Royalty obligations and license fees

Lineage and its subsidiaries or affiliates are parties to certain licensing agreements with research institutions, universities and other parties for the rights to use those licenses and other intellectual property in conducting research and development activities. These licensing agreements provide for the payment of royalties by Lineage or the applicable party to the agreement on future product sales, if any. In addition, in order to maintain these licenses and other rights during the product development, Lineage or the applicable party to the contract must comply with various conditions including the payment of patent related costs and annual minimum maintenance fees. Annual minimum maintenance fees are expected to be approximately $30,000 to $60,000 per year. License fees and related expenses under these agreements were $5,000 and $19,000 for the three months ended March 31, 2020 and 2019, respectively.

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

16. Subsequent Events

Paycheck Protection Program (PPP) Loan

In April 2020, Lineage received a loan for $523,000 from Axos Bank under the PPP contained within the new Coronavirus Aid, Relief and Economic Security (CARES) Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act, Lineage will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the eight-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. If the conditions outlined in the PPP loan program are adhered to by Lineage, all or part of such loan could be forgiven. However, Lineage cannot provide any assurance that it will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in Lineage’s taxable income.

Alameda Sublease

In April 2020, Lineage entered into a sublease with Industrial Microbes, Inc. for the usage of 10,000 square feet in one of its leased Alameda buildings. The lease commences on April 24, 2020 and expires on January 31, 2023.

Base rent under the sublease is $28,000 per month and will increase by 3% annually on every February 1 during the lease term. Base rent for the first month was abated. In addition to base rent and utilities, Industrial Microbes will pay a pro-rata portion of increases in operating expenses, after an abatement period of one year.

As security for the performance of its obligations under the sublease, Industrial Microbes provided Lineage with a security deposit of $56,000.

Sale of OncoCyte Shares

Lineage sold 1,672,689 shares of OncoCyte common stock for net proceeds of $3.7 million on April 23, 2020. Lineage’s ownership in OncoCyte was reduced to 6.3% at this time.

Second Amendment to Clinical Trial and Option Agreement and License Agreement with Cancer Research UK

On May 6, 2020, Lineage and its wholly owned subsidiary Asterias entered into a Second Amendment to Clinical Trial and Option Agreement (the “CTOA Amendment”) with Cancer Research UK and Cancer Research Technology Limited (“CRT”), which amends the Clinical Trial and Option Agreement entered into between Asterias, CRUK and CRT dated September 8, 2014, as amended September 8, 2014. Pursuant to the CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK. CRUK will continue conducting the VAC2 study.

Lineage and CRT effectuated the option by simultaneously entering into a license agreement (the “License Agreement”) pursuant to which Lineage agreed to pay the previously agreed signature fee of £1,250,000. In consideration of Lineage’s agreement to exercise the option prior to completion of the study, the parties agreed to defer the signature fee as follows: £500,000 in September 2020, £500,000 in January 2021 and £250,000 in April 2021. For the primary licensed product for the first indication, the License Agreement provides for milestone fees of up to £8,000,000 based upon initiation of a Phase 3 clinical trial and the filing for regulatory approval and up to £22,500,000 in sales-based milestones payments. Additional milestone fees and sales-based milestone payments would be payable for other products or indications, and mid-single-digit royalty payments are payable on sales of commercial products.

Either party may terminate the License Agreement for the uncured material breach of the other party. CRT may terminate the License Agreement in the case of Lineage’s insolvency or if Lineage ceases all development and commercialization of all products under the License Agreement.

2020 S-3 and At-The-Market Offering

On May 1, 2020, Lineage filed a Registration Statement on Form S-3 (File No. 333-327975) (the “2020 Registration Statement”) with the Commission and entered into a new Controlled Equity OfferingSM Sales Agreement (the “2020 Sales Agreement”) with Cantor Fitzgerald, as the 2017 Registration Agreement was set to expire in May 2020. Pursuant to the 2020 Sales Agreement, Lineage may, but is not obligated to, offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage having an aggregate offering price of up to $25,000,000. Subject to the terms and conditions of the 2020 Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the 2020 Sales Agreement, Cantor Fitzgerald may sell the shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. Cantor Fitzgerald’s obligations to sell the shares under the 2020 Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness and continued effectiveness of the 2020 Registration Statement.

Lineage agreed to pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the 2020 Sales Agreement and to reimburse Cantor Fitzgerald for certain specified fees and documented expenses. Lineage also agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. The 2020 Sales Agreement may be terminated by Cantor Fitzgerald or Lineage at any time by providing written notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in Lineage’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Lineage may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if Lineage’s estimates change, and readers should not rely on those forward-looking statements as representing Lineage’s views as of any date subsequent to the date of the filing of this Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Lineage can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this Report because of numerous factors, many of which are beyond the control of Lineage. A number of important factors could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed in Part II, Item IA. “Risk Factors” of this Report and in Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 12, 2020.

The following discussion should be read in conjunction with Lineage condensed consolidated interim financial statements and the related notes provided under “Item 1- Financial Statements” above.

Company and Business Overview

Lineage is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Lineage’s programs are based on our proprietary cell-based therapy platform and associated development and manufacturing capabilities. From this platform, Lineage develops and manufactures specialized, terminally or partially differentiated human cells from established and well-characterized pluripotent cell lines. These differentiated cells are developed either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount an effective immune response to cancer.

We have three allogeneic, or “off-the-shelf”, cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy. There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is the leading cause of blindness in people over the age of 60. We and our subsidiary, Cell Cure, have rights to issued U.S. and international patents and pending patent applications covering OpRegen. The issued patents have expiration dates ranging from 2025 to 2033. The pending applications if issued, will have estimated expiration dates ranging from 2028 to 2038.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for acute spinal cord injuries. This clinical trial has been partially funded by the California Institute for Regenerative Medicine. We have numerous U.S. and international issued patents and pending patent applications that are relevant to neural cells, such as oligodendrocyte progenitor cells, including patent families acquired from Geron Corporation (“Geron”) that are directed to the differentiation of pluripotent stem cells, including human embryonic stem (“hES”) cells, into various neural cell types, as well as various culture and purification methods. These U.S. and international issued patents and pending patent applications also include those in-licensed from the Regents of the University of California. The expiration dates of the patents and pending patent applications acquired from Geron and in-licensed from the Regents of the University of California range from 2023 to 2036. The estimated expiration dates of the four patent families with pending applications and issued patents owned by us range from 2027 to 2040.

●	VAC2, an allogeneic (non-patient-specific or “off-the-shelf”) cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, the world’s largest independent cancer research charity. We have numerous U.S. and international issued patents and pending patent applications that are relevant to dendritic cells, including patent families acquired from Geron or in-licensed from third parties that are directed to the differentiation of pluripotent stem cells, including hES cells, into hematopoietic progenitor cells and immature and mature dendritic cells. The expiration dates of the issued patents, and the estimated expiration dates of the pending applications, acquired from Geron or in-licensed to us, range from 2020 to 2041.

We also are currently working to identify a commercialization partner for Renevia®, our proprietary three-dimensional scaffold designed to support adipose tissue transplants that was granted a Conformité Européenne (“CE”) Mark in September 2019.

We completed our merger with Asterias Biotherapeutics, Inc. (“Asterias”) on March 8, 2019, which incorporated OPC1 and VAC2 into our cell therapy product portfolio.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). As of May 5, 2020, we hold approximately 6.3% and 2.0% in OncoCyte and AgeX, respectively. The combined value of these holdings as of May 5, 2020, was approximately $11.9 million, based on the closing price of their common stock on that date. We also hold a convertible promissory note from Juvenescence Limited (“Juvenescence”) in connection with our sale of AgeX stock to Juvenescence in August 2018. The value of the Juvenescence note of $24.0 million at March 31, 2020 is based on the principal amount of $21.6 million plus accrued interest. In this Report, see Part II, Item IA. “Risk Factors—Risks Related to Our Business Operations and Capital Requirements—The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by poor business performance”.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

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

Going Concern Assessment

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenues and Cost of Sales

The amounts in the tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Grant revenue	$348	$749	$(401)	(54)%
Royalties from product sales and license fees	166	86	80	93%
Sale of research products and services	-	93	(93)	(100)%
Total revenues	514	928	(414)	(45)%
Cost of sales	(94)	(68)	(26)	(38)%
Gross profit	$420	$860	$(440)	(51)%

Our total revenues decreased by $0.4 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily reflecting a $0.4 million decrease in grant revenues primarily due to the timing of grant-related activities.

Our grant revenues are generated primarily by Cell Cure from the IIA for the development of OpRegen® and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”). The decreases in our grant revenues for the three months ended March 31, 2020 as compared to the same period in the prior year, were primarily due to timing of grant-related activities. Grant revenues generated by Cell Cure from the IIA for the development of OpRegen amounted to $0.1 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, and grant revenues generated by the NIH grant amounted to $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Operating expenses

The amounts in the tables below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31 (unaudited)		$	%
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$3,339	$4,961	$(1,622)	(33)%
General and administrative expenses	4,519	8,660	(4,141)	(48)%

Research and development expenses

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

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)
	Amount		Percent of Total
Program	2020	2019	2020	2019
OpRegen® and other ophthalmic applications	$1,869	$3,659	56%	74%
OPC1	1,221	662	37%	13%
VAC2	114	111	3%	2%
Renevia and all other	135	529	4%	11%
Total research and development expenses	$3,339	$4,961	100%	100%

The decrease of $1.6 million in total research and development expenses for the three months ended March 31, 2020 as compared to the same period in the prior year is mainly attributable to the following:

●	a decrease of $1.8 million in OpRegen and other ophthalmic application expenses, attributable primarily to less manufacturing activities in 2020 as compared to 2019,
●	a decrease of $0.4 million in Renevia and other related expenses as Renevia received a CE Mark in September 2019 and we are spending less on research activities as we are actively looking for a commercialization partner in Europe, offset by
●	an increase of $0.6 million in OPC1 related expenses, primarily related to an increase in manufacturing and development activities for this program in 2020 versus a partial quarter in 2019, after OPC1 was brought in-house with the acquisition of Asterias.

General and administrative expenses

General and administrative expenses include employee and director compensation, consulting fees other than those paid for science-related consulting, facilities and equipment rent and maintenance related expenses, insurance costs allocated to general and administrative expenses, costs of patent applications, prosecution and maintenance, stock exchange-related costs, depreciation expense, marketing costs, legal and accounting costs, and other miscellaneous expenses which are allocated to general and administrative expense.

The total net decrease of $4.1 million in general and administrative expense for the three months ended March 31, 2020 compared to the same period in 2019, was primarily attributable to a $3.3 million reduction in Asterias related expenses, a $0.9 million reduction in compensation costs, a $0.4 million reduction in accounting expenses, a $0.1 million reduction in rent expenses and a $0.1 million reduction in consulting expenses, offset by a $0.5 million increase in legal and patent expenses and a $0.2 million increase related to the cessation of shared services reimbursements.

Other income and expenses, net

The following table shows the amount of other income and expenses, net, for the periods presented (in thousands):

	Three Months Ended March 31, (unaudited)
	2020	2019
Other income and expenses, net
Interest income, net	$405	$442
Gain on equity method investment in Asterias at fair value	-	6,744
Gain on equity method investment in OncoCyte at fair value	-	37,713
Gain on sale of marketable securities	1,258	-
Unrealized (loss) gain on marketable equity securities	(1,338)	1,931
Unrealized gain on warrant liability	35	37
Other income (expense), net	(1,350)	806
Total other income (expense), net	$(990)	$47,673

Interest income, net – During the three months ended March 31, 2020 and 2019, we earned $0.4 million of interest income from our Juvenescence promissory note.

Gain on equity method investment in Asterias - Prior to the closing of the Asterias Merger on March 8, 2019, where we acquired 100% of its outstanding shares, we owned 21.7 million shares of common stock of Asterias. We elected to account for our shares in Asterias at fair value using the equity method of accounting beginning on May 13, 2016, the date of the Asterias Deconsolidation. The fair value of our Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying (a) $1.31, the closing price of our common stock on such date by (b) the Merger Exchange Ratio. The fair value of our Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, we recorded an unrealized gain of $6.7 million for the three months ended March 31, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019.

Gain on investment in OncoCyte - Lineage elected to account for its shares of OncoCyte common stock at fair value using the equity method of accounting beginning on February 17, 2017, the date of the OncoCyte Deconsolidation, through September 11, 2019. Lineage sold 2.25 million shares of OncoCyte common stock for net proceeds of $4.2 million in July 2019. Accordingly, Lineage’s ownership in OncoCyte was reduced from 28% to 24%. Lineage sold an additional 4.0 million shares of OncoCyte common stock for net proceeds of $6.5 million on September 11, 2019. Lineage’s ownership in OncoCyte was further reduced to 16% at this time. Effective September 11, 2019, Lineage began accounting for its shares of OncoCyte common stock as marketable equity securities.

As of March 31, 2020, Lineage had 6.0 million shares of OncoCyte common stock. These shares had a fair value of $14.8 million, based on the closing price of OncoCyte of $2.45 per share on March 31, 2020. As of December 31, 2019, Lineage had 8.4 million shares of OncoCyte common stock. These shares had a fair value of $19.0 million, based on the closing price of OncoCyte of $2.25 per share on December 31, 2019.

For the three months ended March 31, 2020, Lineage recorded a realized gain of $1.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $0.3 million. This unrealized loss was comprised of a $1.5 million loss related to the difference between the book cost basis of $1.62 per share and OncoCyte’s stock price per share of $2.25 as of December 31, 2019 and a gain of $1.2 million related to the increase in OncoCyte’s stock price from $2.25 per share at December 31, 2019 to $2.45 per share at March 31, 2020. For the three months ended March 31, 2019, Lineage recorded an unrealized gain on equity method investment of $37.7 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $3.95 per share at March 31, 2019.

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

Marketable equity securities - We also account for the shares we hold in HBL and AgeX as marketable equity securities, carried at fair market value on our consolidated balance sheets. For the three months ended March 31, 2020, Lineage recorded a realized gain of $0.2 million due to sales of AgeX shares in the period. For the three months ended March 31, 2019, there were no sales of HBL or AgeX shares.

For the three months ended March 31, 2020 and 2019, we recorded an unrealized loss of $1.0 million and an unrealized gain of $1.9 million, respectively, due primarily to changes in fair market value of these marketable equity securities from December 31, 2019 to March 31, 2020 and December 31, 2018 to March 31, 2019, respectively.

Other income (expense), net, interest income, net - Other income and expenses, net, in 2020 and 2019 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI, changes in the fair value of the Cell Cure Warrants, dividend income and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the US dollar denominated notes payable by Cell Cure to Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of March 31, 2020, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of March 31, 2020. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

In connection with the Asterias Merger, a deferred tax liability of $10.8 million was recorded as part of the acquisition accounting (see Note 3). The deferred tax liability (“DTL”) is related to fair value adjustments for the assets and liabilities acquired in the Asterias Merger, principally consisting of IPR&D. This estimate of deferred taxes was determined based on the excess of the estimated fair values of the acquired assets and liabilities over the tax basis of the assets and liabilities acquired. The statutory tax rate was applied, as appropriate, to the adjustment based on the jurisdiction in which the adjustment is expected to occur. This estimate of deferred income tax liabilities is preliminary and is subject to change based upon Lineage’s final determination of the fair value of assets acquired and liabilities assumed. Because the IPR&D (prior to completion or abandonment of the R&D) is considered an indefinite-lived asset for accounting purposes, the fair value of the IPR&D on the acquisition date creates a deferred income tax liability in accordance with ASC 740. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Lineage’s respective federal and state income tax rates. While this DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, those events are not anticipated under ASC 740 for purposes of predicting reversal of a temporary difference to support the realization of deferred tax assets, except for certain deferred tax assets and credit carryforwards that are also indefinite in nature as of the Asterias Merger date, which may be considered for reversal under ASC 740 as further discussed below.

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

For the three months ended March 31, 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte shares in the period. This taxable income was offset by net operating loss carryforwards.

For the three months ended March 31, 2019, Lineage recorded a $4.4 million valuation allowance release and corresponding tax benefit that was primarily related to state research and development credits, including current year federal net operating losses generated for the three months ended March 31, 2019, both of which are available and indefinite in nature.

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

Liquidity and Capital Resources

At March 31, 2020, we had $25.8 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in HBL, AgeX and OncoCyte. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, AgeX and OncoCyte, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2020, we had an accumulated deficit of $281.8 million, working capital of $45.3 million and shareholders’ equity of $104.8 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $25.8 million in cash, cash equivalents and marketable equity securities at March 31, 2020, provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

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

The COVID-19 pandemic has impacted patient enrollment in our OpRegen Phase 1/2a multicenter clinical trial and the VAC2 Phase 1 multicenter clinical trial. In particular, we have seen sites pause enrollment to focus on, and direct resources to, the COVID-19 pandemic. Additionally, patients may choose not to enroll or continue participating in clinical trials as a result of the pandemic. We are unable to predict with confidence the duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, such clinical trials could be delayed or otherwise adversely affected. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials could result in significant delays. We may be inclined to increase spending later in the year to accelerate clinical trial activities and try to lessen the impact of the COVID-19 related enrollment delay.

Our projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our current planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, any changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, unless we are able to obtain adequate financing. We cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of our current shareholders.

Cash flows used in operating activities

Net cash used in operating activities of $5.0 million for the three months ended March 31, 2020 primarily reflects the loss from operations of $7.4 million less the changes in assets and liabilities of $0.6 million. These items were offset primarily by non-cash expenses of $0.7 million of depreciation and amortization and $0.6 million for stock-based compensation. The unrealized gains on equity method investments and marketable securities and deferred tax benefit are non-cash items that had no effect on cash flows.

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

Cash flows provided by investing activities

Cash provided by investing activities of $5.3 million for the three months ended March 31, 2020 was associated primarily with receipts of $5.0 million from sales of a portion of our OncoCyte holdings and $0.3 million from sales of a portion of our AgeX holdings.

Cash provided by investing activities of $2.9 million for the three months ended March 31, 2019 was associated primarily with the receipt of $3.1 million of cash that Asterias had on the closing date of the Asterias Merger, offset by $0.2 million in purchases of equipment and other assets.

Cash flows provided by financing activities

Cash used by financing activities for the three months ended March 31, 2020 was $10,000.

Cash provided by financing activities of $0.6 million for the three months ended March 31, 2019 was associated primarily with $0.7 million in landlord reimbursements for tenant improvements, offset by $0.1 million in common shares received and retired for employee taxes paid.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

From time-to-time we may be involved in a variety of claims or litigation proceedings. Such proceedings may initially be viewed as immaterial but could later prove to be material. Litigation proceedings are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigation proceedings could involve significant expense and diversion of management’s attention and resources from other matters.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to purchase, hold or sell our common shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020.

Risks Related to Our Business Operations and Capital Requirements

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.*

Our total operating losses for the fiscal year ended December 31, 2019 were $38.9 million and our total operating losses for the three months ended March 31, 2020 were $7.4 million and we had an accumulated deficit of $281.8 million as of March 31, 2020. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.*

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $3.3 million during the three months ended March 31, 2020, and $17.9 million during the fiscal year ended December 31, 2019. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.*

At March 31, 2020, we had $25.8 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.*

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will be sufficient to fund our planned operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of December 31, 2019, we had net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes of approximately $164.0 million and $121.1 million, respectively. A portion of the federal and state NOL carryforwards will begin to expire, if not utilized, in varying amounts between 2027 and 2039. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by business, regulatory and other risks applicable to them.*

We have equity investments in two publicly traded companies, OncoCyte and AgeX. As of March 31, 2020, the value of our investments in OncoCyte and AgeX was approximately $14.8 million and $0.7 million, respectively, based on their stock prices as of that date. If these companies were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of their common stock and the valuation of our investment could be negatively affected. If these companies were to fail and ultimately cease operations, we may lose the entire value of our investments. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.*

In April 2020, we received a loan for $523,000 from Axos Bank under the PPP contained within the new CARES Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act, we will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the eight-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.*

The ability of the FDA to review and approve proposed clinical trials or new product candidates can be affected by a variety of factors, including, but not limited to, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The ACA and future changes to that law may adversely affect our business.*

As a result of the adoption of the ACA, in the United States, substantial changes have been made to the system for paying for healthcare in the United States. Among the ACA’s provisions of importance to our industry are that it:

●	created the branded prescription pharmaceutical manufacturers and importers annual fee;

●	increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

●	created new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

●	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expanded the entities eligible for discounts under the Public Health program;

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	established a Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

●	created a licensure framework for follow on biologic products.

There remains judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of early preclinical trials and clinical trials of our product candidates are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.*

Clinical and preclinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical trial or clinical trial process. All of our product candidates will require substantial additional development, and no assurances can be given that the development of any of our product candidates will ultimately be successful. Although we may from time to time disclose results from preclinical testing or preliminary data or interim results from our clinical studies of our product candidates, and earlier clinical studies, including clinical studies with similar product candidates, these are not necessarily predictive of future results, including clinical trial results. The historical failure rate for product candidates in our industry is high.

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

Further, as a result of the COVID-19 pandemic, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Even if a product candidate obtains regulatory approval, its commercial success will depend in part on physicians, patients, third-party payors, other health care providers and others in the medical community accepting our product candidates as medically useful, cost-effective, and safe. Any product we bring to the market may not gain market acceptance by such parties. The degree of market acceptance of any of our products will depend on several factors, including without limitation:

●	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;

●	the prevalence and severity of the disease and any side effects;

●	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;

●	the convenience and ease of administration;

●	the cost of treatment, particularly as additive to existing treatments;

●	the willingness of the patients and physicians to accept and use these therapies;

●	the marketing, sales and distribution support for the products;

●	the publicity concerning our products or competing products and treatments; and

●	the pricing and availability of coverage and adequate reimbursement by third-party payors and government authorities.

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

We believe that some of our competitors are trying to develop pluripotent cells and human embryonic progenitor cell (“hEPC”) based technologies and products that may compete with our stem cell products based on efficacy, safety, cost, and intellectual property positions. Ocata, which was acquired by a subsidiary of Astellas Pharma Inc., and Retinal Patch Technologies Inc. are conducting clinical trials of hES cell products designed to treat age-related macular degeneration. If their products are proven to be safe and effective, they may reach the market ahead of OpRegen.

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

The ongoing COVID-19 pandemic may adversely affect our operations, including the conduct of our clinical trials.*

In December 2019, a novel strain of coronavirus and the resulting illness known as COVID-19 emerged in Wuhan, China. The outbreak has now spread to other countries and has been declared a pandemic by the World Health Organization.

The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including a California executive order and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for our employees. The effects of the executive order, the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

As COVID-19 continues to spread in the United States and Israel, we have experienced and may continue to experience disruptions that could adversely affect our operations and clinical trials, including:

●	delays or difficulties in enrolling, or conducting follow-up visits with, patients in our clinical trials, particularly patients for our OpRegen Phase 1/2a clinical trial, who are older and who may be at higher risk of complications from COVID-19;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and maintaining clinical site investigators and staff;

●	diversion of healthcare resources away from the conduct of clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel;

●	limited availability of our employees and the staff of our current clinical sites due to sickness or social distancing measures;

●	manufacturing difficulties for us and our suppliers of raw materials caused by business closures;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and;

●	refusal of the FDA to accept data from clinical trials in affected geographies;

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition. The extent to which the COVID-19 pandemic affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic, and the actions that may be required to contain the COVID-19 pandemic or treat its impact.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has impacted patient enrollment in our OpRegen Phase 1/2a multicenter clinical trial and the VAC2 Phase 1 multicenter clinical trial. In particular, some sites have paused enrollment to focus on, and direct resources to, the COVID-19 pandemic, while at other sites, patients are choosing not to enroll or continue participating in the clinical trial as a result of the pandemic. We are unable to predict with confidence the duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, such clinical trials could be delayed or otherwise adversely affected. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. As a result, we may experience new or additional delays and difficulties in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CROs or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

The withdrawal of the United Kingdom (the “U.K.”) from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.*

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K. formally left the EU on January 31, 2020, which is commonly referred to as Brexit. The U.K. is subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continue to apply. During the Transition Period, negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period. Due to the COVID-19 global pandemic, negotiations between the U.K. and the EU that were scheduled for March and April were either being postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the UK government that it will not be extended).

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

Cell Cure is our 99% owned subsidiary located in Jerusalem, Israel. OpRegen is currently manufactured at Cell Cure and we anticipate transitioning some or all of the manufacturing of OPC1 and VAC2 to Cell Cure as well. A portion of our OpRegen Phase 1/2a clinical trial has been conducted at sites in Israel. Conducting operations internationally involves a number of risks, including:

●	difficulty in staffing and managing foreign operations;

●	failure by us to obtain the appropriate regulatory approvals;

●	logistics and regulations associated with shipping drug product or patient samples, including infrastructure conditions and transportation delays;

●	financial risks, such as longer payment cycles and exposure to foreign currency exchange rate fluctuations;

●	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data and privacy laws, regulatory requirements and other governmental approvals, permits and licenses; and

●	regulatory and compliance risks that may fall within the purview of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, anti-boycott laws and other anti-corruption laws.

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

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates.*

We will need to rely on third parties, such as CROs, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials we may undertake for our product candidates. We may also rely on third parties to assist with preclinical development of our product candidates. If we outsource clinical trials, we may not directly control the timing, conduct and expense of our clinical trials. If we enlist third parties to conduct clinical trials and they fail to perform their contractual duties or regulatory obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to failing to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not obtain regulatory approval for or successfully commercialize our product candidates.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at these third parties, which could disrupt the our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

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

If we are able to develop our product candidates and obtain necessary regulatory approvals, we may need to rely on marketing, selling or distributing partners. If we do not partner for commercial services, we will depend on our ability to build our own marketing, selling and distribution capabilities, which would require the investment of significant financial and management resources, or we will need to find collaborative marketing partners, sales representatives or wholesale distributors for the commercial sale of our products.

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

If we or our subsidiaries issue additional common shares or preferred shares, investors in our common shares may experience dilution of their ownership interests.*

We and our subsidiaries may issue additional common shares or other securities convertible into or exercisable for common shares to raise additional capital or to hire or retain employees or consultants, or in connection with future acquisitions of companies or licenses to technology or rights, or for other business purposes. The future issuance of additional securities may be dilutive to our shareholders and may create downward pressure on the trading price of our common shares.

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

As of March 31, 2020, Lineage had 149,817,816 common shares outstanding, 17,959,320 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, 144,843 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan, and 1,089,900 common shares subject to warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

LINEAGE CELL THERAPEUTICS, INC.

Date: May 7, 2020	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Date: May 7, 2020	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer

