Form 10-Q
period 2020-06-30
Lineage Cell Therapeutics, Inc.
filed 2020-08-06
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

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

The number of common shares outstanding as of August 5, 2020 was 149,981,347.

PART I - FINANCIAL INFORMATION

This Report on Form 10-Q (this “Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and product development activities;

●	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

●	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;

●	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

●	the potential of our cell therapy platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

●	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights;

●	our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

●	our ability to recruit and retain key personnel;

●	the effects of the COVID-19 pandemic on our operations; and

●	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 12, 2020.

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

Recent Transactions Affecting Our Corporate Organization

Asterias Merger

On March 8, 2019, we acquired the outstanding shares of common stock of Asterias Biotherapeutics, Inc. (“Asterias”) held by stockholders other than Lineage via merger (the “Asterias Merger”). In the Asterias Merger, the outstanding shares of Asterias common stock held by stockholders other than Lineage were converted into our common shares at an exchange ratio of 0.71 Lineage shares for each Asterias share.

For further discussion, see Notes to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2020 (Unaudited)	December 31, 2019 (Notes 2 and 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,676	$9,497
Marketable equity securities	7,575	21,219
Promissory note from Juvenescence (Note 5)	24,372	23,616
Trade accounts and grants receivable, net	193	317
Receivables from affiliates, net	7	7
Prepaid expenses and other current assets	1,377	2,863
Total current assets	46,200	57,519

NONCURRENT ASSETS
Property and equipment, net (Notes 6 & 15)	7,142	8,175
Deposits and other long-term assets	649	864
Goodwill	10,672	10,672
Intangible assets, net	47,417	48,248
TOTAL ASSETS	$112,080	$125,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,948	$5,226
Financing lease and right of use lease liabilities, current portion (Note 15)	1,241	1,223
Deferred revenues, current portion	297	45
Liability classified warrants, current portion	33	-
Total current liabilities	7,519	6,494

LONG-TERM LIABILITIES
Deferred tax liability	3,315	3,315
Deferred revenues	-	200
Right-of-use lease liability, net of current portion (Note 15)	3,276	3,868
Financing lease, net of current portion	62	77
Liability classified warrants, net of current portion	215	277
TOTAL LIABILITIES	14,387	14,231

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common shares, no par value, 250,000 shares authorized; 149,831 shares issued and outstanding as of June 30, 2020 and 149,804 shares issued and outstanding as of December 31, 2019	388,271	387,062
Accumulated other comprehensive loss	(486)	(681)
Accumulated deficit	(288,343)	(273,422)
Lineage Cell Therapeutics, Inc. shareholders’ equity	99,442	112,959
Noncontrolling deficit	(1,749)	(1,712)
Total shareholders’ equity	97,693	111,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,080	$125,478

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Grant revenue	$287	$529	$635	$1,278
Royalties from product sales and license fees	99	140	265	226
Sale of research products and services	-	110	-	203
Total revenues	386	779	900	1,707

Cost of sales	(75)	(107)	(169)	(175)

Gross profit	311	672	731	1,532

OPERATING EXPENSES:
Research and development	2,805	5,235	6,144	10,196
General and administrative	3,908	6,258	8,427	14,918
Total operating expenses	6,713	11,493	14,571	25,114
Loss from operations	(6,402)	(10,821)	(13,840)	(23,582)
OTHER INCOME/(EXPENSES):
Interest income, net	380	437	785	879
Gain on sale of marketable securities	2,470	-	3,728	-
Unrealized (loss) gain on marketable equity securities	(4,146)	(607)	(5,484)	1,324
(Loss) gain on equity method investment in OncoCyte Corporation (“OncoCyte”) at fair value	-	(21,425)	-	16,288
Gain on equity method investment in Asterias at fair value	-	-	-	6,744
Unrealized (loss) gain on warrant liability	(6)	234	29	271
Other income (expense), net	1,174	882	(176)	1,688
Total other (expense) income, net	(128)	(20,479)	(1,118)	27,194
(LOSS)/INCOME BEFORE INCOME TAXES	(6,530)	(31,300)	(14,958)	3,612

Deferred income tax benefit	-	1,248	-	5,632

NET (LOSS)/INCOME	(6,530)	(30,052)	(14,958)	9,244

Net loss attributable to noncontrolling interest	8	20	37	34

NET (LOSS)/INCOME ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(6,522)	$(30,032)	$(14,921)	$9,278

NET (LOSS)/INCOME PER COMMON SHARE:
BASIC	$(0.04)	$(0.20)	$(0.10)	$0.07
DILUTED	$(0.04)	$(0.20)	$(0.10)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	149,821	149,582	149,814	141,270
DILUTED	149,821	149,582	149,814	141,270

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET (LOSS)/INCOME	$(6,530)	$(30,052)	$(14,958)	$9,244
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(1,120)	(487)	195	(1,219)
COMPREHENSIVE (LOSS)/INCOME	(7,650)	(30,539)	(14,763)	8,025
Less: Comprehensive loss attributable to noncontrolling interest	8	20	37	34
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$(7,642)	$(30,519)	$(14,726)	$8,059

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to Lineage Cell Therapeutics, Inc.	$(14,921)	$9,278
Net loss allocable to noncontrolling interest	(37)	(34)
Adjustments to reconcile net (loss) income attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Unrealized gain on equity method investment in OncoCyte at fair value	-	(16,288)
Unrealized gain on equity method investment in Asterias at fair value	-	(6,744)
Gain on sale of marketable securities	(3,728)	-
Unrealized loss (gain) on marketable equity securities	5,484	(1,324)
Deferred income tax benefit	-	(5,632)
Depreciation expense, including amortization of leasehold improvements	423	513
Amortization of right-of-use asset	18	27
Amortization of intangible assets	831	992
Stock-based compensation	1,232	2,202
Change in unrealized gain on warrant liability	(29)	(271)
Write-off of security deposit	150	-
Foreign currency remeasurement and other (gain) loss	236	(1,461)
Changes in operating assets and liabilities:
Accounts and grants receivable, net	125	(863)
Accrued interest receivable	(756)	(756)
Receivables from OncoCyte and AgeX, net of payables	-	2,185
Prepaid expenses and other current assets	1,442	(1)
Accounts payable and accrued liabilities	214	(804)
Deferred revenue and other liabilities	51	-
Net cash used in operating activities	(9,265)	(18,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of OncoCyte common shares	10,941	-
Proceeds from the sale of AgeX common shares	985	-
Cash and cash equivalents acquired in the Asterias Merger	-	3,117
Purchase of equipment and other assets	(16)	(364)
Security deposit paid and other	48	(1)
Net cash provided by investing activities	11,958	2,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares received and retired for employee taxes paid	(13)	(77)
Reimbursement from landlord on tenant improvements	-	744
Repayment of financing lease liabilities	(17)	(14)
Proceeds from Paycheck Protection Program (“PPP”) Loan (Note 8)	523	-
Proceeds from sale of subsidiary warrants	-	(40)
Repayment of principal portion of promissory notes	-	(70)
Net cash provided by financing activities	493	543
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	83
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,148	(15,603)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	10,096	24,399
At end of the period	$13,244	$8,796

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

Investment in OncoCyte

Lineage has significant equity holdings in OncoCyte Corporation (“OncoCyte”), a publicly traded company (NYSE American: OCX), which Lineage founded and, in the past, was a majority-owned consolidated subsidiary until February 17, 2017, when Lineage deconsolidated OncoCyte’s financial statements. OncoCyte is developing confirmatory diagnostic tests for lung cancer utilizing novel liquid biopsy technology. As of June 30, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock, or 5.4% of its outstanding shares (see Note 4).

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of June 30, 2020.

Subsidiary	Field of Business	Lineage Ownership	Country
Asterias Biotherapeutics, Inc.	Cell therapy clinical development programs in spinal cord injury and oncology	100%	USA
Cell Cure Neurosciences Ltd. (“Cell Cure”)	Products to treat age-related macular degeneration	99% (1)	Israel
ES Cell International Pte. Ltd. (“ESI”)	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%	Singapore
OrthoCyte Corporation	Developing bone grafting products for orthopedic diseases and injuries	99.8%	USA

(1)	Includes shares owned by Lineage and ESI.

All material intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2020, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

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

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million of common shares from time to time in at-the-market transactions under the Sales Agreement. As of June 30, 2020, no sales had been made under the Sales Agreement.

At June 30, 2020, Lineage had an accumulated deficit of approximately $288.3 million, working capital of $38.7 million and shareholders’ equity of $97.7 million. Lineage has evaluated its projected cash flows and believes that its $20.3 million of cash, cash equivalents and marketable equity securities and its access to additional capital through the Sales Agreement at June 30, 2020, are sufficient to fund Lineage’s planned operations for at least the next twelve months from the issuance date of the condensed consolidated financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

If the promissory note issued by Juvenescence in favor of Lineage discussed in Note 5 is converted into equity securities of Juvenescence prior to its maturity date, the Juvenescence equity securities may be marketable securities that Lineage may use to supplement its liquidity, as needed. If such promissory note is not converted, it is payable in cash, plus accrued interest, at maturity on August 30, 2020. The value of the promissory note is $24.4 million as of June 30, 2020.

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

Lineage’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force Lineage to modify, curtail, delay, or suspend some or all aspects of its planned operations. Lineage’s determination as to when it will seek new financing and the amount of financing that it will need will be based on Lineage’s evaluation of the progress it makes in its research and development programs, any changes to the scope and focus of those programs, any changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. Lineage’s ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Lineage may be required to delay, postpone, or cancel clinical trials or limit the number of clinical trial sites, unless it is able to obtain adequate financing. In addition, Lineage has incurred and expects to continue incurring significant costs in connection with the acquisition of Asterias and with integrating its operations. Lineage may incur additional costs to maintain employee morale and to retain key employees. Lineage cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by Lineage or its subsidiaries and affiliates could result in the dilution of the interests of current shareholders.

Business Combinations

Lineage accounts for business combinations, such as the Asterias Merger completed in March 2019, in accordance with ASC Topic 805, which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of Lineage common shares, Lineage calculates the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. Lineage recognizes estimated fair values of the tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and records as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

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

Lineage recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it is entitled to receive in exchange for such product or service. In doing so, Lineage follows a five-step approach: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. Lineage considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. Lineage applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

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

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported. As of June 30, 2020, deferred grant revenue was $97,000.

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

For the three and six months ended June 30, 2020 and for the three months ended June 30, 2019, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for that period. For the six months ended June 30, 2019, Lineage reported net income attributable to common shareholders, and therefore, performed an analysis of common share equivalents to determine their impact on diluted net income, and determined that none of the common share equivalents were dilutive.

The following weighted average common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2020	2019	2020	2019
Stock options	17,692	15,374	16,054	15,103
Lineage Warrants (1) (Note 3)	1,090	1,296	1,090	917
Restricted stock units	139	271	150	275

(1)	Although the Lineage Warrants are classified as liabilities, these warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be anti-dilutive for the period presented.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Cash and cash equivalents	$12,676	$9,497
Restricted cash included in deposits and other long-term assets (see Note 15)	568	599
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$13,244	$10,096

Lease accounting and impact of adoption of the new lease standard

On January 1, 2019, Lineage adopted ASU 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting Lineage: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases; and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method.

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

The adoption of ASC 842 had a material impact in Lineage’s consolidated balance sheets, with the most significant impact resulting from the recognition of ROU assets and lease liabilities for operating leases with remaining terms greater than twelve months on the adoption date. Lineage’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged (see Note 15).

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

In connection with the closing of the Asterias Merger, Lineage assumed outstanding warrants to purchase shares of Asterias common stock, as further discussed below and in Note 11, and assumed sponsorship of the Asterias 2013 Equity Incentive Plan (see Note 12). All stock options to purchase shares of Asterias common stock outstanding immediately prior to the closing of the Asterias Merger were cancelled at the closing for no consideration.

As of March 8, 2019, the assets and liabilities of Asterias have been included in the condensed consolidated balance sheet of Lineage. The results of operations of Asterias from March 8, 2019 through December 31, 2019 have been included in the condensed consolidated statement of operations of Lineage for the year ended December 31, 2019, as well as for the three and six months ended June 30, 2020.

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
	$47,190

The following is a discussion of the valuation methods used to determine the fair value of Asterias’ significant assets and liabilities in connection with the Asterias Merger:

IPR&D and Deferred Income Tax Liability - The fair value of identifiable acquired IPR&D intangible assets consisting of $31.7 million pertaining to the OPC1 program that is currently in a Phase 1/2a clinical trial for SCI, which has been partially funded by the California Institute for Regenerative Medicine and $14.8 million pertaining to the VAC2 program, which is a non-patient-specific (“off-the-shelf”) cancer immunotherapy derived from pluripotent stem cells for which a clinical trial in non-small cell lung cancer is being funded and sponsored by Cancer Research UK. The identification of these intangible assets are based on consideration of historical experience and a market participant’s view further discussed below; collectively, OPC1 and VAC2 are referred to as the “AST-Clinical Programs”. These intangible assets are valued primarily through the use of a probability weighted discounted cash flow method under the income approach further discussed below. Lineage considered the VAC1 program, an autologous product candidate, manufactured from cells that come from the patient, and due to significant risks, substantial costs and limited opportunities in its current state associated with the VAC1 program, Lineage management considered this program to have de minimis value.

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

Royalty contracts - Asterias has certain royalty revenues for “research only use” culture media for pre-clinical research applications under certain, specific patent families under contracts which preclude the customers to sell for commercial use or for clinical trials. These royalty cash flows are generated under certain specific patent families which Asterias previously acquired from Geron Corporation (“Geron”). Asterias pays Geron a royalty for all royalty revenues received from these contracts. Because these patents are a subset of the clinical programs discussed above, are expected to continue to generate revenues for Asterias and are not to be used in the OPC1 or the VAC2 programs, these patents are considered to be separate long-lived intangible assets under ASC 805. These intangible assets are also valued primarily through the use of the discounted cash flow method under the income approach, and will be amortized over their useful life, estimated to be five years. The discounted cash flow method estimated the amount of net royalty income that can be expected under the contracts in future years. The amounts were based on observed historical trends in the growth of these revenue streams, and were estimated to terminate in approximately five years, when the key patents under these contracts will begin to expire. The resulting cash flows were discounted to the valuation date based on a rate of return that recognizes a lower level of risk associated with these assets as compared to the AST-Clinical programs discussed above.

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

As of June 30, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021.

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

Acquisition related costs recorded in general and administrative expenses were $0.2 million and $0.9 million for the three months ended June 30, 2020 and 2019, and $0.7 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively.

Prior to the Asterias Merger being consummated in March 2019, Lineage elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting. The fair value of the Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying: (a) $1.31, the closing price of Lineage common shares on such date; by (b) the Merger Exchange Ratio. The fair value of the Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, Lineage recorded an unrealized gain of $6.7 million for the year ended December 31, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019. All share prices were determined based on the closing price of Lineage or Asterias common stock on the NYSE American on the applicable dates.

Asterias Merger Related Litigation - See Note 15 Commitments and Contingencies for discussion regarding litigation related to the Asterias Merger.

4. Accounting for Common Stock of OncoCyte, at Fair Value

Prior to September 11, 2019, Lineage elected to account for its shares of OncoCyte common stock at fair value using the equity method of accounting. Lineage sold 2.25 million shares of OncoCyte common stock for net proceeds of $4.2 million in July 2019. Accordingly, Lineage’s ownership in OncoCyte was reduced from 28% to 24%. Lineage sold an additional 4.0 million shares of OncoCyte common stock for net proceeds of $6.5 million on September 11, 2019. Lineage’s ownership in OncoCyte was further reduced to 16% at this time. Effective September 11, 2019, Lineage began accounting for its shares of OncoCyte common stock as marketable equity securities. The calculation of fair value is the same under the equity method and as a marketable equity security.

In the six months ended June 30, 2020, Lineage sold approximately 4.8 million shares of OncoCyte common stock for net proceeds of $10.9 million. Lineage’s ownership in OncoCyte was reduced to approximately 5.4% as of June 30, 2020.

As of June 30, 2020, Lineage owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $6.9 million, based on the closing price of OncoCyte of $1.91 per share on June 30, 2020. As of December 31, 2019, Lineage had 8.4 million shares of OncoCyte common stock. These shares had a fair value of $19.0 million, based on the closing price of OncoCyte of $2.25 per share on December 31, 2019.

For the three months ended June 30, 2020, Lineage recorded a realized gain of $2.1 million due to sales of OncoCyte shares in the period. In the same period, Lineage also recorded an unrealized loss of $4.0 million related to its OncoCyte shares. The unrealized loss is comprised of $2.2 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte stock price and an additional $1.8 million related to the shares remaining at June 30, 2020 and the decrease in OncoCyte’s stock price from $2.45 at March 31, 2020 to $1.91 at June 30, 2020. For the three months ended June 30, 2019, Lineage recorded an unrealized loss of $21.4 million due to the decrease in OncoCyte’s stock price from $3.95 per share at March 31, 2019 to $2.49 per share at June 30, 2019.

For the six months ended June 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. In the same period, Lineage also recorded an unrealized loss of $4.2 million related to its OncoCyte shares. The unrealized loss is comprised of $3.7 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte stock price and an additional $0.5 million related to the shares remaining at June 30, 2020 and the decrease in OncoCyte’s stock price from $2.25 at December 31, 2019 to $1.91 at June 30, 2020. For the six months ended June 30, 2019, Lineage recorded an unrealized gain of $16.3 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $2.49 per share at June 30, 2019.

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

For the three and six months ended June 30, 2020, Lineage recognized $378,000 and $756,000, respectively, in interest income on the Promissory Note. As of June 30, 2020, the principal and accrued interest balance of the Promissory Note was $24.4 million.

Shared Services

In connection with the Juvenescence Transaction, the termination provision of the Shared Facilities Agreement (see Note 10) entitling AgeX or Lineage to terminate the agreement upon six months advance written notice was amended. Pursuant to the amendment, each party retained the right to terminate the Shared Facilities Agreement at any time by giving the other party six months advance written notice, provided that Lineage could not do so prior to September 1, 2020.

Shared services with AgeX were terminated on July 31, 2019 with respect to the use of Lineage’s office and laboratory facilities and September 30, 2019 with respect to all other remaining shared services.

6. Property and Equipment, Net

At June 30, 2020 and December 31, 2019, property and equipment was comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Equipment, furniture and fixtures	$4,128	$4,148
Leasehold improvements	2,841	2,862
Right-of-use assets (1)	5,780	5,756
Accumulated depreciation and amortization	(5,607)	(4,591)
Property and equipment, net	$7,142	$8,175

(1)	Lineage adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities (see Notes 2 and 15).

Property and equipment at both June 30, 2020 and December 31, 2019 includes $96,000 in financing leases. Depreciation and amortization expense amounted to $210,000 and $244,000 for the three months ended June 30, 2020 and 2019, and $423,000 and $513,000 for the six months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, Lineage sold equipment with a net book value of $13,000 and recognized a loss of $2,000. Additionally, Lineage sold non-capitalized assets for a gain of $46,000. Both the gain and loss are included in research and development expenses on the statement of operations.

7. Goodwill and Intangible Assets, Net

At June 30, 2020 and December 31, 2019, goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Goodwill(1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D - OPC1 (from the Asterias Merger)(2)	$31,700	$31,700
Acquired IPR&D - VAC2 (from the Asterias Merger)(2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts(2)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization	(18,726)	(17,895)
Intangible assets, net	$47,417	$48,248

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger (see Note 3).

(2)	See Note 3 for information on the Asterias Merger which was consummated on March 8, 2019.

Amortization recognized in research and development expenses was $0.3 million and $0.5 million for the three months ended June 30, 2020 and 2019, and $0.8 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

8. Accounts Payable and Accrued Liabilities

At June 30, 2020 and December 31, 2019, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Accounts payable	$3,424	$2,427
Accrued compensation	1,177	1,549
Accrued liabilities	763	1,246
PPP loan payable	523	-
Other current liabilities	61	4
Total	$5,948	$5,226

PPP Loan Payable

In April 2020, Lineage received a loan for $523,000 from Axos Bank under the PPP contained within the new Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (“SBA”). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act, Lineage will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by Lineage, all or part of such loan could be forgiven. Lineage believes that all or a substantial portion of the PPP loan is eligible for forgiveness within one year and classifies the loan as a short-term liability. However, Lineage cannot provide any assurance regarding eligibility or whether the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in Lineage’s taxable income.

2019 Separation Payments

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

We measure cash, cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$12,676	$12,676	$-	$-
Marketable securities	7,575	7,575	-	-

Liabilities:
Lineage Warrants	15	-	-	15
Cell Cure Warrants	233	-	-	233

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$9,497	$9,497	$-	$-
Marketable securities	21,219	21,219	-	-

Liabilities:
Lineage Warrants	20	-	-	20
Cell Cure Warrants	257	-	-	257

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

The fair value of the Lineage Warrants is determined by using Black-Scholes option pricing models which take into consideration the probability of a fundamental transaction, as defined in the warrant agreement, the exercise price of the warrants and the contractual remaining term of the warrants. The Lineage Warrants have an expiration date of May 13, 2021. The Lineage Warrants are included in current liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Lineage Warrants at each reporting period are included in the condensed consolidated statements of operations under unrealized gain/(loss) on warrant liability. For the three and six months ended June 30, 2020, Lineage recognized an unrealized loss of $3,000 and an unrealized gain of $4,000 on the Lineage Warrants, respectively, which was primarily related to the reduction in the remaining life of the warrants.

The fair value of the Cell Cure Warrants (defined below) is determined by using Black-Scholes option pricing models which take into consideration the fair value of the Cell Cure ordinary shares, adjusted for lack of marketability, as appropriate, the contractual remaining term of the warrants and the expected stock price volatility over the term. The Cell Cure Warrants are included in current (portion with terms expiring within the next twelve months) and long-term liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Cell Cure Warrants at each reporting period are included in the condensed consolidated statements of operations under unrealized gain/(loss) on warrant liability. For the three and six months ended June 30, 2020, Lineage recognized an unrealized loss of $2,000 and an unrealized gain of $25,000 on the Cell Cure Warrants, respectively, primarily related to the reduction in the remaining life of the warrants.

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

For the three months ended June 30, 2019, Lineage charged Use Fees of $670,000 to OncoCyte and AgeX; $179,000 was offset against general and administrative expenses and $491,000 was offset against research and development expenses.

For the six months ended June 30, 2019, Lineage charged Use Fees of $1,395,000 to OncoCyte and AgeX; $411,000 was offset against general and administrative expenses and $984,000 was offset against research and development expenses.

Even though shared services have been terminated, there are still a small number of vendors that are paid by Lineage on behalf of AgeX or OncoCyte. These are typically repaid on a quarterly basis. As of June 30, 2020, receivables for these items total $7,000.

Other related party transactions

Lineage currently pays $5,050 per month for the use of approximately 900 square feet of office space in New York City, which is made available to Lineage on a month-by-month basis by one of its directors at an amount that approximates his cost (see Note 15). These payments are expected to cease in March 2021 when the office space lease expires.

In April 2019, Lineage issued 251,835 common shares of Lineage to Broadwood Partners, L.P., an Asterias and Lineage shareholder, in exchange for the settlement of Asterias Warrants in connection with the Asterias Merger (see Note 3).

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 15), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, and Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through June 30, 2020, Lineage has incurred a total of $350,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

As part of financing transactions in which there were multiple other purchasers, Broadwood Partners, L.P. purchased 1,000,000 shares, 2,000,000 shares and 623,090 shares of OncoCyte common stock from Lineage in July 2019, September 2019 and January 2020, respectively.

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

Common Shares

At June 30, 2020, Lineage was authorized to issue 250,000,000 common shares, no par value. As of June 30, 2020, and December 31, 2019, Lineage had 149,831,347 and 149,804,284 issued and outstanding common shares, respectively.

At-The-Market Offering

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage having an aggregate offering price of up to $25,000,000. Lineage is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017. As of June 30, 2020, no sales had been made under the Sales Agreement.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019 (unaudited and in thousands):

							Accumulated
	Preferred Shares		Common Shares			Noncontrolling	Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income	Equity
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	14	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	626	-	-	-	626
Foreign currency translation loss	-	-	-	-	-	-	1,315	1,315
NET INCOME/(LOSS)	-	-	-	-	(8,399)	(29)	-	(8,428)
BALANCE AT MARCH 31, 2020	-	$-	149,818	$387,686	$(281,821)	$(1,741)	$634	$104,758

Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	13	(11)	-	-	-	(11)
Stock-based compensation	-	-	-	606	-	-	-	606
Financing related fees				(10)				(10)
Foreign currency translation loss	-	-	-	-	-	-	(1,120)	(1,120)
NET INCOME/(LOSS)	-	-	-	-	(6,522)	(8)	-	(6,530)
BALANCE AT JUNE 30, 2020	-	$-	149,831	$388,271	$(288,343)	$(1,749)	$(486)	$97,693

							Accumulated
	Preferred Shares		Common Shares			Noncontrolling	Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income	Equity
BALANCE AT DECEMBER 31, 2018	-	$-	127,136	$354,270	$(261,856)	$(1,594)	$1,426	$92,246
Shares issued in connection with the Asterias Merger	-	-	24,696	32,353	-	-	-	32,353
Shares retired in connection with the Asterias Merger	-	-	(2,622)	(3,435)	-	-	-	(3,435)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	118	(75)	-	-	-	(75)
Stock-based compensation	-	-	-	1,361	-	-	-	1,361
Stock-based compensation for shares issued upon vesting of Asterias restricted stock units attributable to post combination services	-	-	60	79	-	-	-	79
Adjustment upon adoption of leasing standard	-	-	-	-	143	-	-	143
Foreign currency translation loss	-	-	-	-	-	-	(732)	(732)
NET INCOME/(LOSS)	-	-	-	-	39,310	(14)	-	39,296
BALANCE AT MARCH 31, 2019	-	$-	149,388	$384,553	$(222,403)	$(1,608)	$694	$161,236

Shares issued for settlement of BioTime Warrants	-	-	252	302	-	-	-	302
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	3	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	762	-	-	-	762
Foreign currency translation loss	-	-	-	-	-	-	(487)	(487
NET INCOME/(LOSS)	-	-	-	-	(30,032)	(20)	-	(30,052)
BALANCE AT JUNE 30, 2019	-	$-	149,643	$385,615	$(252,435)	$(1,628)	$207	$131,759

Warrants

Lineage (previously Asterias) Warrants - Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, Lineage assumed outstanding Asterias Warrants. As of June 30, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, which were converted to Lineage Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021.

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

A summary of Lineage’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	9,157	14,710	166	$2.17
Restricted stock units vested	-	-	(42)	-
Options granted	(4,946)	4,946	-	0.70
Options exercised	-	-	-	-
Options expired/forfeited/cancelled	3,211	(3,211)	-	2.67
June 30, 2020	7,422	16,445	124	$1.63
Options exercisable at June 30, 2020		8,090		$2.31

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

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2019	4,840	350	$1.57
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-		-
June 30, 2020	4,840	350	$1.57
Options exercisable at June 30, 2020		109	$1.57

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Six Months Ended June 30, (unaudited)
	2020	2019
Expected life (in years)	6.25	6.1
Risk-free interest rates	0.8%	2.5%
Volatility	67.5%	60.2%
Dividend yield	0%	0%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2020	2019	2020	2019
Research and development	$121	$161	$217	$283
General and administrative	485	601	1,015	1,919
Total stock-based compensation expense	$606	$762	$1,232	$2,202

The expense related to 84,940 shares of Asterias restricted stock unit awards that immediately vested on the closing of the Asterias Merger and converted into the right to receive common shares of Lineage based on the Merger Exchange Ratio, resulting in 60,304 common shares of Lineage issued on March 8, 2019, was included in stock-based compensation expense for the six months ended June 30, 2019. The expense was not included as part of the purchase price of the Asterias Merger because these awards were principally attributable to post-combination services.

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

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that Lineage holds as of June 30, 2020, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of June 30, 2020. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Lineage established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries. During the year ended December 31, 2019, a portion of the valuation allowance was released as it relates to Lineage’s indefinite lived assets that can be used against the indefinite lived liabilities. The amount of the valuation allowance released was $7.4 million; as new indefinite lived deferred tax assets are generated, we will continue to book provision benefits until the deferred tax liability position is exhausted, barring any new developments.

For the three and six months ended June 30, 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte shares in the applicable periods. This taxable income was offset by net operating loss carryforwards.

For the three and six months ended June 30, 2019, Lineage recorded a $1.2 million and $5.6 million valuation allowance release and corresponding tax benefit, respectively, that were primarily related to state research and development credits, including federal net operating losses generated for the three and six months ended June 30, 2019, both of which are available and indefinite in nature.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Six Months Ended June 30, (unaudited)
	2020	2019
Cash paid during period for interest	$13	$17

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for the Asterias Merger (Note 3)	$-	$32,353
Assumption of liabilities in the Asterias Merger (Note 3)	-	1,136
Assumptions of warrants in the Asterias Merger (Note 3)	-	867

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

In addition to base rent, Lineage will pay a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for the performance of its obligations under the Alameda Lease, Lineage provided the landlord with a security deposit of approximately $424,000, which was reduced to $78,000 on January 24, 2019 in accordance with the terms of the lease. The security deposit amount is considered restricted cash and $78,000 is included in deposits and other long-term assets as of June 30, 2020 (see Note 2).

Alameda Sublease

In April 2020, Lineage entered into a sublease with Industrial Microbes, Inc. for the usage of 10,000 square feet in one of its leased Alameda buildings. The lease commenced on April 24, 2020 and expires on January 31, 2023.

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

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires December 31, 2020, with two options to extend the lease for five years each (the “Original Cell Cure Lease”). Base monthly rent is NIS 37,882 (approximately US $11,000 per month using the December 31, 2018 exchange rate). In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

On January 28, 2018, Cell Cure entered into another lease agreement for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with two options to extend the lease for five years each (the “January 2018 Lease”). The January 2018 Lease commenced on April 1, 2018 and included a leasehold improvement construction allowance of up to NIS 4,000,000 (approximately up to US $1.1 million using the December 31, 2018 exchange rate) from the landlord. The leasehold improvements were completed in December 2018 and the entire allowance was used. Beginning on January 1, 2019, combined base rent and construction allowance payments for the January 2018 Lease are NIS 93,827 per month (approximately $26,000 per month).

In December 2018, Cell Cure made a $388,000 deposit required under the January 2018 Lease, which amount is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2018, to be held as restricted cash during the term of the January 2018 Lease.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$797	$670
Operating cash flows from financing leases	13	17
Financing cash flows from financing leases	17	14

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29	89
Financing leases	-	-

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2020	December 31, 2019
Operating leases
Right-of-use assets, net	$4,077	$4,666

Right-of-use lease liabilities, current	1,210	1,190
Right-of-use lease liabilities, noncurrent	3,276	3,868
Total operating lease liabilities	$4,486	$5,058

Financing leases
Property and equipment, gross	$96	$96
Accumulated depreciation	(57)	(48)
Property and equipment, net	$39	$48

Current liabilities	31	33
Long-term liabilities	62	77
Total finance lease liabilities	$93	$110

Weighted average remaining lease term
Operating leases	3.7 years	4.1 years
Finance leases	2.9 years	3.4 years
Weighted average discount rate
Operating leases	9.1%	9.1%
Finance leases	10.2%	10.0%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020	$800	$21
2021	1,539	36
2022	1,518	36
2023	400	15
2024	308	-
Thereafter	790	-

Total lease payments	$5,355	$108
Less imputed interest	(869)	(15)
Total	$4,486	$93

Research and Option Agreement

On January 5, 2019, Lineage and Orbit Biomedical Limited (“Orbit”) entered into a Research and Option Agreement, which was assigned by Orbit to Gyroscope Therapeutics, Limited (“Gyroscope”) and amended on January 30, 2020 and May 1, 2020 (the “Gyroscope Agreement”). As amended, the Gyroscope Agreement provides Lineage access to Gyroscope’s vitrectomy-free subretinal injection device as a means of delivering OpRegen in Lineage’s ongoing Phase 1/2a clinical trial through September 10, 2020 (the “Access Period”). Pursuant to the terms of the Gyroscope Agreement, Lineage paid access fees totaling $2.5 million: (i) $1.25 million in January 2019 upon execution of the Gyroscope Agreement; and (ii) $1.25 million in August 2019 upon completion of certain collaborative research activities using the Gyroscope technology for the OpRegen Phase 1/2a clinical trial. These access fees of $2.5 million were amortized on a straight-line basis throughout 2019 and included in research and development expenses. Lineage also agreed to reimburse Gyroscope for costs of consumables, training services, travel costs and other out of pocket expenses incurred by Gyroscope for performing services under the Gyroscope Agreement. In January 2020, Lineage agreed to pay an additional $0.5 million to extend the Access Period to July 5, 2020, $0.2 million of which was paid on January 30, 2020 and $0.3 million of which is payable upon the maturity of the Juvenescence promissory note. In May 2020, due to the COVID-19 pandemic and the impact on clinical trial enrollment, the parties agreed to a no-cost extension to the Access Period through September 10, 2020.

Lineage has exclusive rights to the Gyroscope technology and its injection device for the treatment of dry AMD during the term of the Gyroscope Agreement.

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

On October 14, 2019, another putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants. The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the Asterias Merger consideration was inadequate, and that the proxy statement filed by Asterias with the Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. On December 20, 2019, the defendants moved to dismiss the complaint. On February 10, 2020, the plaintiff filed an opposition. Defendants filed their replies on March 13, 2020. On June 23, 2020, a hearing on the motions to dismiss occurred.

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

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that provide Lineage with insurance against claims or demands for indemnification in specified circumstances. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as June 30, 2020 and December 31, 2019.

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

Cell Cure will pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of June 30, 2020, Cell Cure had not accrued any milestone payments under the License Agreement.

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

Royalty obligations and license fees

Lineage and its subsidiaries or affiliates are parties to certain licensing agreements with research institutions, universities and other parties for the rights to use those licenses and other intellectual property in conducting research and development activities. These licensing agreements provide for the payment of royalties by Lineage or the applicable party to the agreement on future product sales, if any. In addition, in order to maintain these licenses and other rights during the product development, Lineage or the applicable party to the contract must comply with various conditions including the payment of patent related costs and annual minimum maintenance fees. Annual minimum maintenance fees are expected to be approximately $30,000 to $60,000 per year. License fees and related expenses under these agreements were $5,000 and $33,000 for the six months ended June 30, 2020 and 2019, respectively.

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

16. Subsequent Events

Termination of Services and Related Return of Project Funds

On August 4, 2020, Lineage agreed to terminate a services agreement with a former service provider that Asterias had not used since 2018. The service provider returned unspent project funds of approximately $0.8 million and is in the process of returning Asterias materials in its possession. The unspent project funds will be recorded as an offset to research and development expenses in the third quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Lineage may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if Lineage’s estimates change, and readers should not rely on those forward-looking statements as representing Lineage’s views as of any date subsequent to the date of the filing of this Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Lineage can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this Report because of numerous factors, many of which are beyond the control of Lineage. A number of important factors could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed in Part II, Item IA, “Risk Factors” of this Report and in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 12, 2020.

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

We have three allogeneic, or “off-the-shelf”, cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy. There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is the leading cause of blindness in people over the age of 60. We and our subsidiary, Cell Cure, have rights to issued U.S. and international patents and pending patent applications covering OpRegen. The expiration dates of the issued patents, and the estimated expiration dates of the pending patent applications, range from 2025 to 2038.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for acute spinal cord injuries. This clinical trial has been partially funded by the California Institute for Regenerative Medicine. We have numerous U.S. and international issued patents and pending patent applications that are relevant to neural cells, such as oligodendrocyte progenitor cells, including patent families acquired from Geron Corporation (“Geron”) that are directed to the differentiation of pluripotent stem cells, including human embryonic stem (“hES”) cells, into various neural cell types, as well as various culture and purification methods. These U.S. and international issued patents and pending patent applications also include those in-licensed from the Regents of the University of California. The expiration dates of the issued patents, and the estimated expiration dates of the pending patent applications, range from 2020 to 2040.

●	VAC2, an allogeneic (non-patient-specific or “off-the-shelf”) cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, the world’s largest independent cancer research charity. We have numerous U.S. and international issued patents and pending patent applications that are relevant to dendritic cells, including patent families acquired from Geron or in-licensed from third parties that are directed to the differentiation of pluripotent stem cells, including hES cells, into hematopoietic progenitor cells and immature and mature dendritic cells. The expiration dates of the issued patents, and the estimated expiration dates of the pending patent applications, range from 2020 to 2041.

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

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). The combined value of these holdings as of August 4, 2020, was approximately $6.9 million, based on the closing price of their common stock on that date. We also hold a convertible promissory note from Juvenescence Limited (“Juvenescence”) in connection with our sale of AgeX stock to Juvenescence in August 2018. The value of the Juvenescence note of $24.4 million at June 30, 2020 is based on the principal amount of $21.6 million plus accrued interest. In this Report, see Part II, Item 1A, “Risk Factors—Risks Related to Our Business Operations and Capital Requirements—The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by poor business performance”.

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

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

Business Combinations

We account for business combinations, such as the Asterias Merger completed in March 2019, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of our common shares, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. We recognize estimated fair values of the tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2020 and 2019

Revenues and Cost of Sales

The amounts in the tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Grant revenue	$287	$529	$(242)	(46)%
Royalties from product sales and license fees	99	140	(41)	(29)%
Sale of research products and services	-	110	(110)	(100)%
Total revenues	386	779	(393)	(50)%
Cost of sales	(75)	(107)	(32)	(30)%
Gross profit	$311	$672	$(361)	(54)%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Grant revenue	$635	$1,278	$(643)	(50)%
Royalties from product sales and license fees	265	226	39	17%
Sale of research products and services	-	203	(203)	(100)%
Total revenues	900	1,707	(807)	(47)%
Cost of sales	(169)	(175)	(6)	(3)%
Gross profit	$731	$1,532	$(801)	(52)%

Our total revenues decreased by $393,000 for the three months ended June 30, 2020 as compared to the same period in the prior year, primarily reflecting a $242,000 decrease in grant revenues due to less grant-related activities and a $110,000 decrease in the sale of research products and services due to the cessation of such sales.

Our total revenues decreased by $807,000 for the six months ended June 30, 2020 as compared to the same period in the prior year, primarily reflecting a $643,000 decrease in grant revenues due to less grant-related activities and a $203,000 decrease in the sale of research products and services due to the cessation of such sales.

Our grant revenues are generated primarily by Cell Cure from the IIA for the development of OpRegen® and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”). NIH grant related activities are scheduled to be completed in the third quarter of 2020.

Grant revenues generated by Cell Cure from the IIA for the development of OpRegen amounted to $130,000 and $261,000 for the three and six months ended June 30, 2020 and $486,000 and $916,000 for the three and six months ended June 30, 2019, respectively.

Grant revenues generated by the NIH grant amounted to $157,000 and $374,000 for the three and six months ended June 30, 2020 and $43,000 and $362,000 for the three and six months ended June 30, 2019, respectively.

Operating expenses

The amounts in the tables below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended June 30 (unaudited)		$	%
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$2,805	$5,235	$(2,430)	(46)%
General and administrative expenses	3,908	6,258	(2,350)	(38)%

	Six Months Ended June 30 (unaudited)		$	%
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$6,144	$10,196	$(4,052)	(40)%
General and administrative expenses	8,427	14,918	(6,491)	(44)%

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

	Three Months Ended June 30, (unaudited)
	Amount		Percent of Total
Program	2020	2019	2020	2019
OpRegen® and other ophthalmic applications	$1,400	$3,092	50%	59%
OPC1	1,132	1,818	40%	35%
VAC platform	185	142	7%	3%
Renevia and all other	88	183	3%	3%
Total research and development expenses	$2,805	$5,235	100%	100%

	Six Months Ended June 30, (unaudited)
	Amount		Percent of Total
Program	2020	2019	2020	2019
OpRegen® and other ophthalmic applications	$3,262	$6,738	53%	66%
OPC1	2,361	2,509	38%	25%
VAC platform	301	245	5%	2%
Renevia and all other	220	704	4%	7%
Total research and development expenses	$6,144	$10,196	100%	100%

The decrease of $2.4 million in total research and development expenses for the three months ended June 30, 2020 as compared to the same period in the prior year is mainly attributable to the following:

●	a decrease of $1.7 million in OpRegen and other ophthalmic application expenses, attributable primarily to a decrease in manufacturing activities in 2020 as compared to 2019, and
●	a decrease of $0.7 million in OPC1 related expenses, primarily related to a decrease in development activities in 2020 as compared to 2019 when technology transfer was a focus upon OPC1 coming in-house with the acquisition of Asterias.

The decrease of $4.1 million in total research and development expenses for the six months ended June 30, 2020 as compared to the same period in the prior year is mainly attributable to the following:

●	a decrease of $3.5 million in OpRegen and other ophthalmic application expenses, attributable primarily to a decrease in manufacturing activities in 2020 as compared to 2019,
●	a decrease of $0.5 million in Renevia and other related expenses as Renevia received a CE Mark in September 2019 and we are spending less on research activities as we are actively looking for a commercialization partner in Europe, offset by
●	a decrease of $0.1 million in OPC1 related expenses, primarily related to a decrease in development activities in 2020 as compared to 2019 when technology transfer was a focus upon OPC1 coming in-house with the acquisition of Asterias.

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

The total net decrease of $2.4 million in general and administrative expenses for the three months ended June 30, 2020 compared to the same period in 2019, was primarily attributable to a $1.6 million reduction in Asterias Merger related expenses, a $0.2 million reduction in compensation expenses, a $0.2 million reduction in investor and public relations expenses, a $0.2 million reduction in accounting expenses, a $0.1 million reduction in rent expenses, a $0.1 million reduction in travel expenses and a $0.1 million reduction in consulting expenses, offset by a $0.2 million increase related to the cessation of shared services reimbursements.

The total net decrease of $6.5 million in general and administrative expenses for the six months ended June 30, 2020 compared to the same period in 2019, was primarily attributable to a $5.0 million reduction in Asterias Merger related expenses, a $1.1 million reduction in compensation costs, a $0.6 million reduction in accounting expenses, a $0.2 million reduction in investor and public relations expenses, a $0.2 million reduction in consulting expenses, a $0.2 million reduction in travel expenses and a $0.1 million reduction in rent expenses, offset by a $0.5 million increase in legal and patent expenses and a $0.4 million increase related to the cessation of shared services reimbursements.

Other income and expenses, net

The following table shows the amount of other income and expenses, net, for the periods presented (in thousands):

	Three Months Ended June 30, (unaudited)
	2020	2019
Other income and expenses, net
Interest income, net	$380	$437
Loss on equity method investment in OncoCyte at fair value	-	(21,425)
Gain on sale of marketable securities	2,470	-
Unrealized loss on marketable equity securities	(4,146)	(607)
Unrealized (loss) gain on warrant liability	(6)	234
Other income, net	1,174	882
Total other expense, net	$(128)	$(20,479)

	Six Months Ended June 30, (unaudited)
	2020	2019
Other income and expenses, net
Interest income, net	$785	$879
Gain on equity method investment in Asterias at fair value	-	6,744
Gain on equity method investment in OncoCyte at fair value	-	16,288
Gain on sale of marketable securities	3,728	-
Unrealized (loss) gain on marketable equity securities	(5,484)	1,324
Unrealized gain on warrant liability	29	271
Other income (expense), net	(176)	1,688
Total other income (expense), net	$(1,118)	$27,194

Interest income, net – During the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019, we earned $0.4 million and $0.8 million and $0.4 million and $0.8 million of interest income, respectively, from our Juvenescence promissory note.

Gain on equity method investment in Asterias – Prior to the closing of the Asterias Merger on March 8, 2019, we owned 21.7 million shares of common stock of Asterias, which we accounted for at fair value using the equity method of accounting. The fair value of our Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying: (i) $1.31, the closing price of our common shares on such date; by (ii) the Merger Exchange Ratio. The fair value of our Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, we recorded an unrealized gain of $6.7 million for the year ended December 31, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019.

Gain on equity method investment in OncoCyte – Prior to September 11, 2019, Lineage elected to account for its shares of OncoCyte common stock at fair value using the equity method of accounting. Lineage sold 2.25 million shares of OncoCyte common stock for net proceeds of $4.2 million in July 2019. Accordingly, Lineage’s ownership in OncoCyte was reduced from 28% to 24%. Lineage sold an additional 4.0 million shares of OncoCyte common stock for net proceeds of $6.5 million on September 11, 2019. Lineage’s ownership in OncoCyte was further reduced to 16% at this time. Effective September 11, 2019, Lineage began accounting for its shares of OncoCyte common stock as marketable equity securities.

As of June 30, 2020, Lineage owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $6.9 million, based on the closing price of OncoCyte common stock of $1.91 per share on June 30, 2020. As of December 31, 2019, Lineage had 8.4 million shares of OncoCyte common stock. These shares had a fair value of $19.0 million, based on the closing price of OncoCyte common stock of $2.25 per share on December 31, 2019.

For the three months ended June 30, 2020, Lineage recorded a realized gain of $2.1 million due to sales of OncoCyte shares in the period. In the same period, Lineage also recorded an unrealized loss of $4.0 million related to its OncoCyte shares. The unrealized loss is comprised of $2.2 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte stock price and an additional $1.8 million related to the shares remaining at June 30, 2020 and the decrease in OncoCyte’s stock price from $2.45 at March 31, 2020 to $1.91 at June 30, 2020. For the three months ended June 30, 2019, Lineage recorded an unrealized loss of $21.4 million due to the decrease in OncoCyte’s stock price from $3.95 per share at March 31, 2019 to $2.49 per share at June 30, 2019.

For the six months ended June 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. In the same period, Lineage also recorded an unrealized loss of $4.2 million related to its OncoCyte shares. The unrealized loss is comprised of $3.7 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte share price and an additional $0.5 million related to the shares remaining at June 30, 2020 and the decrease in OncoCyte’s stock price from $2.25 at December 31, 2019 to $1.91 at June 30, 2020. For the six months ended June 30, 2019, Lineage recorded an unrealized gain of $16.3 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $2.49 per share at June 30, 2019.

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

Marketable equity securities - We also account for the shares we hold in HBL and AgeX as marketable equity securities, carried at fair market value on our consolidated balance sheets. For the three and six months ended June 30, 2020, Lineage recorded realized gains of $0.4 million and $0.6 million, respectively, due to sales of AgeX shares in the period. Sales of HBL securities were negligible. For the three and six months ended June 30, 2019, there were no significant sales of HBL or AgeX shares.

For the three and six months ended June 30, 2020, we recorded unrealized losses of $0.2 million and $1.2 million, respectively. For the three months ended June 30, 2020, a majority of the unrealized loss was related to the difference between the book cost basis of AgeX shares sold in the period versus the applicable prior month’s ending AgeX stock price. For the six months ended June 30, 2020, $0.4 million of the unrealized loss was related to the difference between the book cost basis of AgeX shares sold in the period versus the applicable prior month’s ending AgeX share price and an additional $0.8 million was related to the AgeX shares remaining at June 30, 2020 and the decrease in AgeX’s stock price from $1.82 at December 31, 2019 to $0.95 at June 30, 2020.

For the three and six months ended June 30, 2019, we recorded an unrealized loss of $0.6 million and a gain of $1.3 million, respectively, due to changes in fair market value of the marketable equity securities from March 31, 2019 to June 30, 2019 and December 31, 2018 to June 30, 2019.

Other income (expense), net - Other income (expense), net, in 2020 and 2019 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI, changes in the fair value of the Cell Cure Warrants, dividend income and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the US dollar denominated notes payable by Cell Cure to Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of June 30, 2020, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of June 30, 2020. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Lineage established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries. During the year ended December 31, 2019, a portion of the valuation allowance was released as it relates to Lineage’s indefinite lived assets that can be used against the indefinite lived liabilities. The amount of the valuation allowance released was $7.4 million; as new indefinite lived deferred tax assets are generated, we will continue to book provision benefits until the deferred tax liability position is exhausted, barring any new developments.

For the three and six months ended June 30, 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte shares in the period. This taxable income was offset by net operating loss carryforwards.

For the three and six months ended June 30, 2019, Lineage recorded a $1.2 million and $5.6 million valuation allowance release and corresponding tax benefit, respectively, that were primarily related to state research and development credits, including federal net operating losses generated for the three and six months ended June 30, 2019, both of which are available and indefinite in nature.

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

See Note 3 to our consolidated financial statements included elsewhere in this Report for a description of the Asterias Merger that was completed on March 8, 2019. We have concluded that an ownership change did occur after the Asterias Merger, and the acquired operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code; Lineage will only be able to utilize $52.9 million of these operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2020, we had $20.3 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in HBL, AgeX and OncoCyte. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, AgeX and OncoCyte, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2020, we had an accumulated deficit of $288.3 million, working capital of $38.7 million and shareholders’ equity of $97.7 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $20.3 million in cash, cash equivalents and marketable equity securities and our access to additional capital through the Sales Agreement at June 30, 2020, provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

If the promissory note issued by Juvenescence in favor of Lineage discussed in Note 5 to our consolidated financial statements included elsewhere in this Report is converted into equity securities of Juvenescence prior to its maturity date, the Juvenescence equity securities may be marketable securities that Lineage may use to supplement its liquidity, as needed. If such promissory note is not converted, it is payable in cash, plus accrued interest, at maturity on August 30, 2020. The value of the promissory note is $24.4 million as of June 30, 2020.

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

We may be inclined to increase spending later in the year to accelerate clinical trial activities and try to mitigate the impact of the COVID-19 related enrollment delays.

Our projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our current planned operations. Our determination as to when we will seek new financing and the amount of financing that we will need will be based on our evaluation of the progress we make in our research and development programs, any changes to the scope and focus of those programs, any changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites, unless we are able to obtain adequate financing. We cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by us or our subsidiaries and affiliates could result in the dilution of the interests of our current shareholders.

Cash flows used in operating activities

Net cash used in operating activities of $9.3 million for the six months ended June 30, 2020 primarily reflects the loss from operations of $13.8 million less the changes in assets and liabilities of $1.1 million. These items were offset primarily by non-cash expenses of $1.3 million of depreciation and amortization and $1.2 million for stock-based compensation. The unrealized loss on marketable securities is a non-cash item that had no effect on cash flows.

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

Cash flows provided by investing activities

Cash provided by investing activities of $12.0 million for the six months ended June 30, 2020 was associated primarily with receipts of $10.9 million from sales of a portion of our OncoCyte holdings and $1.0 million in sales of a portion of our AgeX holdings.

Cash provided by investing activities of $2.8 million for the six months ended June 30, 2019 was associated primarily with the receipt of $3.1 million of cash that Asterias had on the closing date of the Asterias Merger, offset by $0.4 million in purchases of equipment and other assets.

Cash flows provided by financing activities

Cash provided by financing activities of $0.5 million for the six months ended June 30, 2020 was associated primarily with proceeds of $0.5 million from a PPP loan.

Cash provided by financing activities of $0.5 million for the six months ended June 30, 2019 was associated primarily with $0.7 million in landlord reimbursements for tenant improvements, offset by $0.1 million in common shares received and retired for employee taxes paid.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Commission Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under Commission rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to purchase, hold or sell our common shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Commission on March 12, 2020.

Risks Related to Our Business Operations and Capital Requirements

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.*

Our total operating losses for the fiscal year ended December 31, 2019 were $38.9 million and our total operating losses for the six months ended June 30, 2020 were $13.8 million and we had an accumulated deficit of $288.3 million as of June 30, 2020. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.*

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $6.1 million during the six months ended June 30, 2020, and $17.9 million during the fiscal year ended December 31, 2019. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.*

At June 30, 2020, we had $20.3 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.*

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities and our access to additional capital through the Sales Agreement as of June 30, 2020 will be sufficient to fund our planned operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

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

The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by business, regulatory and other risks applicable to them.*

We have equity investments in two publicly traded companies, OncoCyte and AgeX. As of June 30, 2020, the value of our investments in OncoCyte and AgeX was approximately $6.9 million and $0.2 million, respectively, based on their closing stock prices as of that date. If these companies were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of their common stock and the valuation of our investment could be negatively affected. If these companies were to fail and ultimately cease operations, we may lose the entire value of our investments. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.*

In April 2020, we received a loan for $523,000 from Axos Bank under the PPP contained within the new CARES Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act, we will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.

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

As of June 30, 2020, Lineage had 149,831,347 common shares outstanding, 16,795,105 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, 123,600 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan, and 1,089,900 common shares subject to warrants.

In addition, in May 2020 we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which we may, but are not obligated to, raise up to $25.0 million of common shares from time to time in at-the-market transactions under the Sales Agreement. As of June 30, 2020, no sales had been made under the Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1*†	Second Amendment to Clinical Trial and Option Agreement dated May 6, 2020 between Cancer Research UK, Cancer Research Technology Limited (“CRT”), Asterias Biotherapeutics, Inc. and Registrant.
10.2*†	Agreement dated May 6, 2020 between CRT and Registrant
31.1*	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

# Furnished herewith

† Portions of this exhibit have been omitted because the omitted information is: (i) not material; and (ii) would likely cause competitive harm to the registrant if publicly disclosed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: August 6, 2020	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Date: August 6, 2020	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer

