Form 10-Q
period 2020-09-30
Lineage Cell Therapeutics, Inc.
filed 2020-11-04
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of common shares outstanding as of November 3, 2020 was 149,991,454.

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

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2020 (Unaudited)	December 31, 2019 (Notes 2 and 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,565	$9,497
Marketable equity securities	5,481	21,219
Promissory note from Juvenescence (Note 5)	-	23,616
Trade accounts and grants receivable, net	276	317
Receivables from affiliates, net	-	7
Prepaid expenses and other current assets	1,414	2,863
Total current assets	39,736	57,519

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 15)	4,849	8,175
Deposits and other long-term assets	666	864
Goodwill	10,672	10,672
Intangible assets, net	47,167	48,248
TOTAL ASSETS	$103,090	$125,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,214	$5,226
Financing lease and right of use lease liabilities, current portion (Note 15)	488	1,223
Deferred revenues	46	45
Liability classified warrants, current portion	3	-
Total current liabilities	7,751	6,494

LONG-TERM LIABILITIES
Deferred tax liability	3,137	3,315
Deferred revenues, net of current portion	-	200
Right-of-use lease liability, net of current portion (Note 15)	1,800	3,868
Financing lease, net of current portion	29	77
Liability classified warrants, net of current portion	189	277
TOTAL LIABILITIES	12,906	14,231

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common shares, no par value, 250,000 shares authorized; 149,991 shares issued and outstanding as of September 30, 2020 and 149,804 shares issued and outstanding as of December 31, 2019	388,190	387,062
Accumulated other comprehensive loss	(821)	(681)
Accumulated deficit	(296,103)	(273,422)
Lineage Cell Therapeutics, Inc. shareholders’ equity	91,266	112,959
Noncontrolling deficit (Note 2)	(1,082)	(1,712)
Total shareholders’ equity	90,184	111,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,090	$125,478

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Grant revenue	$229	$350	$864	$1,628
Royalties from product sales and license fees	342	164	607	390
Sale of research products and services	-	53	-	256
Total revenues	571	567	1,471	2,274

Cost of sales	(102)	(114)	(271)	(289)

Gross profit	469	453	1,200	1,985

OPERATING EXPENSES:
Research and development	3,566	4,266	9,710	14,462
General and administrative	3,628	4,609	12,055	19,527
Total operating expenses	7,194	8,875	21,765	33,989
Loss from operations	(6,725)	(8,422)	(20,565)	(32,004)
OTHER INCOME/(EXPENSES):
Interest income, net	252	399	1,037	1,278
Gain on sale of marketable securities	120	2,055	3,848	2,055
Gain on sale of equity method in OncoCyte Corporation (“OncoCyte”)	-	546	-	546
Unrealized loss on marketable equity securities	(2,003)	(4,458)	(7,487)	(3,134)
Unrealized (loss)/gain on equity method investment in OncoCyte at fair value	-	(8,287)	-	8,001
Unrealized gain on equity method investment in Asterias at fair value	-	-	-	6,744
Unrealized gain on warrant liability	55	79	84	350
Other income, net	351	582	175	2,270
Total other (expense) income, net	(1,225)	(9,084)	(2,343)	18,110
LOSS BEFORE INCOME TAXES	(7,950)	(17,506)	(22,908)	(13,894)

Deferred income tax benefit	178	991	178	6,623

NET LOSS	(7,772)	(16,515)	(22,730)	(7,271)

Net loss attributable to noncontrolling interest	12	10	49	44

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(7,760)	$(16,505)	$(22,681)	$(7,227)

NET LOSS PER COMMON SHARE:
BASIC	$(0.05)	$(0.11)	$(0.15)	$(0.05)
DILUTED	$(0.05)	$(0.11)	$(0.15)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	149,973	149,659	149,868	144,097
DILUTED	149,973	149,659	149,868	144,097

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET LOSS	$(7,772)	$(16,515)	$(22,730)	$(7,271)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	(335)	(564)	(140)	(1,783)
COMPREHENSIVE LOSS	(8,107)	(17,079)	(22,870)	(9,054)
Less: Comprehensive loss attributable to noncontrolling interest	12	10	49	44
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$(8,095)	$(17,069)	$(22,821)	$(9,010)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(22,681)	$(7,227)
Net loss allocable to noncontrolling interest	(49)	(44)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Unrealized gain on equity method investment in OncoCyte at fair value	-	(8,001)
Unrealized gain on equity method investment in Asterias at fair value	-	(6,744)
Gain on sale of marketable securities	(3,848)	(2,601)
Unrealized loss on marketable equity securities	7,487	3,134
Deferred income tax benefit	(178)	(6,623)
Depreciation expense, including amortization of leasehold improvements	623	766
Amortization of right-of-use asset	47	59
Amortization of intangible assets	1,080	1,500
Stock-based compensation	1,733	2,961
Common stock issued for services	59	-
Gain on write-off and sales of assets	(154)	-
Change in unrealized gain on warrant liability	(84)	(349)
Write-off of security deposit	150	-
Amortization of deferred license fee	(200)	-
Foreign currency remeasurement and other gain	(116)	(1,911)
Changes in operating assets and liabilities:
Accounts and grants receivable, net	44	634
Accrued interest receivable	(1,008)	(1,134)
Receivables from OncoCyte and AgeX, net of payables	7	1,948
Prepaid expenses and other current assets	1,634	(136)
Accounts payable and accrued liabilities	1,342	(2,788)
Deferred revenue and other liabilities	-	132
Net cash used in operating activities	(14,112)	(26,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of OncoCyte common shares	10,941	10,738
Proceeds from the sale of AgeX common shares	1,196	1,586
Proceeds from the sale of Hadasit common shares	3	1,231
Cash and cash equivalents acquired in the Asterias Merger	-	3,117
Purchase of equipment and other assets	(40)	(433)
Proceeds from sale of equipment	18	-
Security deposits and other	18	(2)
Net cash provided by investing activities	12,136	16,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from payment of Juvenescence promissory note	24,624	-
Common shares received and retired for employee taxes paid	(19)	(101)
Reimbursement from landlord on tenant improvements	-	750
Proceeds from sales of common shares	-	103
Payments for offering costs	(53)	-
Repayment of financing lease liabilities	(24)	(20)
Proceeds from Paycheck Protection Program (“PPP”) Loan (Note 8)	523	-
Proceeds from sale of subsidiary warrants	-	(40)
Repayment of principal portion of promissory notes	-	(70)
Net cash provided by financing activities	25,051	622
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	128
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,039	(9,437)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	10,096	24,399
At end of the period	$33,135	$14,962

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

Lineage is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Lineage’s focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Specifically, Lineage is testing therapies to treat dry age-related macular degeneration, spinal cord injuries, and non-small cell lung cancer. Lineage’s programs are based on its proprietary cell-based therapy platform and associated development and manufacturing capabilities. From this platform Lineage develops and manufactures specialized, terminally differentiated human cells from its pluripotent and progenitor cell starting materials. These differentiated cells are transplanted into a patient either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or administered as a means of helping the body mount an effective immune response to cancer.

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

Lineage also is seeking to create value from additional assets, such as from patents or non-clinical candidates, including seeking to identify a commercialization or development partner for Renevia®. Renevia is a proprietary three-dimensional scaffold designed to support adipose tissue transplants that was granted a Conformité Européenne (“CE”) Mark in September 2019.

Asterias Merger

On November 7, 2018, Lineage, Asterias Biotherapeutics, Inc. (“Asterias”) and Patrick Merger Sub, Inc., a wholly owned subsidiary of Lineage, entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Lineage agreed to acquire all of the outstanding common stock of Asterias in a stock-for-stock transaction (the “Asterias Merger”).

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

Investment in OncoCyte

Lineage has significant equity holdings in OncoCyte Corporation (“OncoCyte”), a publicly traded molecular diagnostic company (NYSE American: OCX), which Lineage founded and, in the past, was a majority-owned consolidated subsidiary until February 17, 2017, when Lineage deconsolidated OncoCyte’s financial statements. OncoCyte is focused on developing and commercializing laboratory-developed tests to serve unmet medical needs across the cancer care continuum. As of September 30, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock, or 5.4% of its outstanding shares (see Note 4).

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of September 30, 2020.

Subsidiary	Field of Business	Lineage Ownership		Country
Asterias BioTherapeutics, Inc.	Cell therapy clinical development programs in spinal cord injury and oncology	100%		USA
Cell Cure Neurosciences Ltd. (“Cell Cure”)	Products to treat age-related macular degeneration	99	% (1)	Israel
ES Cell International Pte. Ltd. (“ESI”)	Stem cell products for research, including clinical grade cell lines produced under cGMP	100%		Singapore
OrthoCyte Corporation	Developing bone grafting products for orthopedic diseases and injuries	99.8%		USA

(1)	Includes shares owned by Lineage and ESI.

As of September 30, 2020, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

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

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. As of September 30, 2020, no sales had been made under the Sales Agreement.

At September 30, 2020, Lineage had an accumulated deficit of approximately $296.1 million, working capital of $32.0 million and shareholders’ equity of $90.2 million. Lineage has evaluated its projected cash flows and believes that its $38.0 million of cash, cash equivalents and marketable equity securities are sufficient to fund Lineage’s planned operations for at least the next twelve months from the issuance date of the condensed consolidated financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

On March 8, 2019, Asterias became Lineage’s wholly owned subsidiary, and Lineage began consolidating Asterias’ operations and results with its operations and results (see Note 3). Lineage has made extensive reductions in headcount and reduced non-clinical related spend, in each case, as compared to Asterias’ operations before the Asterias Merger.

Lineage’s projected cash flows are subject to various risks and uncertainties, and the unavailability or inadequacy of financing to meet future capital needs could force Lineage to modify, curtail, delay, or suspend some or all aspects of its planned operations. Lineage’s determination as to when it will seek new financing and the amount of financing that it will need will be based on Lineage’s evaluation of the progress it makes in its research and development programs, any changes to the scope and focus of those programs, any changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. Lineage’s ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Lineage may be required to delay, postpone, or cancel clinical trials or limit the number of clinical trial sites, unless it is able to obtain adequate financing. In addition, Lineage has incurred significant costs in connection with the acquisition of Asterias and with integrating its operations. Lineage may incur additional costs to maintain employee morale and to retain key employees. Lineage cannot assure that adequate financing will be available on favorable terms, if at all. Sales of additional equity securities by Lineage or its subsidiaries and affiliates could result in the dilution of the interests of current shareholders.

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

Prior to September 11, 2019, Lineage accounted for its OncoCyte shares held at fair value, using the equity method of accounting. On September 11, 2019, Lineage’s ownership percentage decreased from 24% to 16% when it sold 4.0 million shares of OncoCyte common stock. Accordingly, as the ownership percentage was reduced to less than 20%, Lineage is no longer considered to exercise significant influence over OncoCyte and is now accounting for its OncoCyte holdings as marketable equity securities. Prior to the Asterias Merger completed on March 8, 2019, Lineage accounted for its Asterias shares held at fair value, using the equity method of accounting.

Revenue Recognition

Lineage recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), and in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it is entitled to receive in exchange for such product or service. In doing so, Lineage follows a five-step approach: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. Lineage considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. Lineage applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

Lineage’s largest source of revenue is currently related to government grants. In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. Lineage has, and will continue to, account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If Lineage or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then Lineage is required to estimate and recognize that liability. Alternatively, if Lineage or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred (see Note 15).

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported. As of September 30, 2020, deferred grant revenue was $46,000.

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

For the three and nine months ended September 30, 2020 and 2019, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following weighted average common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2020	2019	2020	2019
Stock options	17,058	15,941	16,391	15,332
Lineage Warrants (1) (Note 3)	1,090	1,090	1,090	975
Restricted stock units	123	236	141	277

(1)	Although the Lineage Warrants are classified as liabilities, these warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be anti-dilutive for the period presented.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Cash and cash equivalents	$32,565	$9,497
Restricted cash included in deposits and other long-term assets (see Note 15)	570	599
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$33,135	$10,096

Lease accounting and impact of adoption of the new lease standard

On January 1, 2019, Lineage adopted ASU 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting Lineage: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases; and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method.

Lineage management determines if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, Lineage continues to use: (i) greater than or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset; and (ii) greater than or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Under the available practical expedients, Lineage accounts for the lease and non-lease components as a single lease component. Lineage recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the condensed consolidated balance sheet.

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

In connection with the adoption on ASC 842 on January 1, 2019, Lineage derecognized net book value of leasehold improvements and corresponding lease liabilities of $1.9 million and $2.0 million, respectively, which was the carrying value of certain operating leases as of December 31, 2018, included in property and equipment and lease liabilities, respectively, recorded pursuant to build to suit lease accounting under the previous ASC 840 lease standard. The derecognition of these amounts from the superseded ASC 840 lease standard was offset by a cumulative effect adjustment of $0.1 million as a reduction of Lineage’s accumulated deficit on January 1, 2019. These build to suit leases were primarily related to Lineage’s prior leases in Alameda, California and Cell Cure’s leases in Jerusalem, Israel (See Note 15). ASC 842 requires build to suit leases recognized on Lineage’s consolidated balance sheets as of December 31, 2018 to be derecognized upon the adoption of the new lease standard and be recognized in accordance with the new standard on January 1, 2019.

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

Calculation of the purchase price

The calculation of the purchase price for the Asterias Merger and the Merger Consideration transferred on March 8, 2019 was as follows (in thousands, except for share and per share amounts):

	Lineage (38% ownership interest)		Shareholders other than Lineage (approximate 62% ownership interest)		Total
Outstanding Asterias common stock as of March 8, 2019	21,747,569		34,783,333	(1)	56,530,902	(1)
Exchange ratio	0.710		0.710		0.710

Lineage common shares issuable	15,440,774	(2)	24,695,898	(3)	40,136,672
Per share price of Lineage common shares as of March 8, 2019	$1.31		$1.31		$1.31
Purchase price (in thousands)	$20,227	(2)	$32,353		$52,580

(1)	Includes 81,810 shares of Asterias restricted stock unit awards that immediately vested on March 8, 2019 and converted into the right to receive common shares of Lineage based on the Merger Exchange Ratio, resulting in 58,085 common shares of Lineage issued on March 8, 2019 as part of the Merger Consideration. These restricted stock units were principally attributable to pre-combination services and included as part of the purchase price in accordance with ASC 805. See Note 12 for Asterias restricted stock units that vested on the closing of the Asterias Merger attributable to post-combination services that were recorded outside of the purchase price as an immediate charge to stock-based compensation expense.

(2)	Estimated fair value for Lineage’s previously held 38% ownership interest in Asterias common stock is part of the total purchase price of Asterias for purposes of the purchase price allocation under ASC 805 and for Lineage’s adjustment of its 38% interest to fair value at the effective date of the Asterias Merger and immediately preceding the consolidation of Asterias’ results with Lineage. No actual common shares of Lineage were issued to Lineage in connection with the Asterias Merger.

(3)	Net of a de minimis number of fractional shares which were paid in cash.

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
	$47,190

The following is a discussion of the valuation methods used to determine the fair value of Asterias’ significant assets and liabilities in connection with the Asterias Merger:

IPR&D and Deferred Income Tax Liability - The fair value of identifiable acquired IPR&D intangible assets consisting of $31.7 million pertaining to the OPC1 program that is currently in a Phase 1/2a clinical trial for SCI, which has been partially funded by the California Institute for Regenerative Medicine and $14.8 million pertaining to the VAC2 program, which is an allogeneic, or “off-the-shelf,” cancer immunotherapy derived from pluripotent stem cells for which a clinical trial in non-small cell lung cancer is being funded and sponsored by Cancer Research UK. The identification of these intangible assets are based on consideration of historical experience and a market participant’s view further discussed below; collectively, OPC1 and VAC2 are referred to as the “AST-Clinical Programs”. These intangible assets are valued primarily through the use of a probability weighted discounted cash flow method under the income approach further discussed below. Lineage considered Asterias’ VAC1 program, which is an autologous, or patient-specific, cancer immunotherapy derived from the patient’s own cells, to have de minimis value due to significant risks, substantial costs and limited opportunities.

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

Royalty contracts - Asterias has certain royalty revenues for “research only use” culture media for pre-clinical research applications under certain, specific patent families under contracts which preclude the customers to sell for commercial use or for clinical trials. These royalty cash flows are generated under certain specific patent families that Asterias previously acquired from Geron Corporation (“Geron”). Asterias pays Geron a royalty for all royalty revenues received from these contracts. Because these patents are a subset of the clinical programs discussed above, are expected to continue to generate revenues for Asterias and are not to be used in the OPC1 or the VAC2 programs, these patents are considered to be separate long-lived intangible assets under ASC 805. These intangible assets are also valued primarily through the use of the discounted cash flow method under the income approach, and will be amortized over their useful life, estimated to be five years. The discounted cash flow method estimated the amount of net royalty income that can be expected under the contracts in future years. The amounts were based on observed historical trends in the growth of these revenue streams, and were estimated to terminate in approximately five years, when the key patents under these contracts will begin to expire. The resulting cash flows were discounted to the valuation date based on a rate of return that recognizes a lower level of risk associated with these assets as compared to the AST-Clinical programs discussed above.

Deferred license revenue - In September 2018, Asterias and Novo Nordisk A/S (“Novo Nordisk”) entered into an option for Novo Nordisk or its designated U.S. affiliate to license, on a non-exclusive basis, certain intellectual property related to culturing pluripotent stem cells, such as hES cells, in suspension. Under the terms of the option, Asterias received a one-time upfront payment of $1.0 million, in exchange for a 24-month period option to negotiate a non-exclusive license during which time Asterias has agreed to not grant any exclusive licenses inconsistent with the Novo Nordisk option. This option was considered a performance obligation as it provided Novo Nordisk with a material right that it would not receive without entering into the contract.

For business combination purposes under ASC 805, the fair value of this performance obligation to Lineage, from a market participant perspective, was the estimated costs Lineage may incur, plus a normal profit margin for the level of effort required to perform under the contract after the acquisition date, assuming Novo Nordisk exercised its option, including negotiation costs, legal fees, arbitration, if any, and other related costs. Management estimated those costs, plus a normal profit margin, to be approximately $200,000 in the purchase price allocation. This amount was originally recorded as deferred revenue and subsequently recognized as revenue in September 2020 when Novo Nordisk did not exercise the option.

Liability classified warrants - On May 13, 2016, in connection with a common stock offering, Asterias issued warrants to purchase 2,959,559 shares of Asterias common stock (the “Asterias Warrants”) with an exercise price of $4.37 per share that expire on May 13, 2021. As of the closing of the Asterias Merger, there were 2,813,159 Asterias Warrants outstanding. The Asterias Warrants contain certain provisions in the event of a Fundamental Transaction, as defined in the warrant agreement governing the Asterias Warrants (“Warrant Agreement”), that Asterias or any successor entity will be required to purchase, at a holder’s option, exercisable at any time concurrently with or within thirty days after the consummation of the Fundamental Transaction, the Asterias Warrants for cash in an amount equal to the calculated value of the unexercised portion of such holder’s warrants, determined in accordance with the Black-Scholes option pricing model with significant inputs as specified in the Warrant Agreement. The Asterias Merger was a Fundamental Transaction for purposes of the Asterias Warrants.

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

As of September 30, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021.

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

Acquisition related costs recorded in general and administrative expenses for the three months ended September 30, 2020 and 2019 were immaterial. Acquisition related costs recorded in general and administrative expenses were $0.7 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Prior to the consummation of the Asterias Merger in March 2019, Lineage elected to account for its 21.7 million shares of Asterias common stock at fair value using the equity method of accounting. The fair value of the Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying: (a) $1.31, the closing price of Lineage common shares on such date; by (b) the Merger Exchange Ratio. The fair value of the Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, Lineage recorded an unrealized gain of $6.7 million for the year ended December 31, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019. All share prices were determined based on the closing price of Lineage or Asterias common stock on the NYSE American on the applicable dates.

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

As of December 31, 2019, Lineage owned approximately 8.4 million shares of OncoCyte common stock. These shares had a fair value of $19.0 million, based on the closing price of OncoCyte of $2.25 per share on December 31, 2019. During the nine months ended September 30, 2020, Lineage sold approximately 4.8 million shares of OncoCyte common stock for net proceeds of $10.9 million.

As of September 30, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock, or 5.4%, which had a fair value of approximately $5.0 million, based on the closing price of OncoCyte of $1.39 per share on September 30, 2020.

For the three months ended September 30, 2020, Lineage recorded an unrealized loss of $1.9 million related to the remaining shares owned by Lineage at September 30, 2020 and the decrease in OncoCyte’s stock price from $1.91 at June 30, 2020 to $1.39 at September 30, 2020. For the three months ended September 30, 2019, Lineage recorded a realized gain of $0.6 million due to sales of OncoCyte shares in the period. Lineage also recorded an unrealized loss of $8.7 million due to the decrease in OncoCyte’s stock price from $2.49 per share at June 30, 2019 to $2.10 per share at September 30, 2019. $8.3 million of the unrealized loss was recorded as an unrealized loss on an equity method investment as it was prior to September 11, 2019; the remaining $0.4 million was recorded as an unrealized loss on marketable equity securities.

For the nine months ended September 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. In the same period, Lineage also recorded an unrealized loss of $6.1 million related to its OncoCyte shares. The unrealized loss is comprised of $3.7 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte stock price and an additional $2.4 million related to the shares remaining at September 30, 2020 and the decrease in OncoCyte’s stock price from $2.25 at December 31, 2019 to $1.39 at September 30, 2020. For the nine months ended September 30, 2019, Lineage recorded a realized gain of $0.6 million due to sales of OncoCyte shares in the period. Lineage also recorded an unrealized gain of $7.6 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $2.10 per share at September 30, 2019. $8.0 million of the unrealized gain was recorded as an unrealized gain on an equity method investment as it was prior to September 11, 2019; the remaining $0.4 million was recorded as an unrealized loss on marketable equity securities.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

5. Sale of Significant Ownership Interest in AgeX to Juvenescence Limited

On August 30, 2018, Lineage entered into a Stock Purchase Agreement with Juvenescence Limited and AgeX, pursuant to which Lineage sold 14.4 million shares of common stock of AgeX to Juvenescence for $3.00 per share, or an aggregate purchase price of $43.2 million (the “Purchase Price”). Juvenescence paid $10.8 million of the Purchase Price at closing, issued an unsecured convertible promissory note dated August 30, 2018 in favor of Lineage for $21.6 million (the “Promissory Note”), and paid $10.8 million on November 2, 2018. The Stock Purchase Agreement contains customary representations, warranties and indemnities from Lineage relating to the business of AgeX, including an indemnity cap of $4.3 million, which is subject to certain exceptions. In connection with the sale, Lineage also entered into a Shared Facilities Agreement with AgeX (see Note 10).

The Promissory Note bore interest at 7% per annum, with principal and accrued interest payable at maturity on August 30, 2020. The Promissory Note was paid in full on August 28, 2020.

For the three and nine months ended September 30, 2020, Lineage recognized $252,000 and $1,008,000, respectively, in interest income on the Promissory Note.

The Shared Facilities Agreement was terminated on July 31, 2019 with respect to the use of Lineage’s office and laboratory facilities and September 30, 2019 with respect to all other remaining shared services.

6. Property and Equipment, Net

At September 30, 2020 and December 31, 2019, property and equipment was comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Equipment, furniture and fixtures	$4,084	$4,148
Leasehold improvements	2,863	2,862
Right-of-use assets (1)	3,992	5,756
Accumulated depreciation and amortization	(6,090)	(4,591)
Property and equipment, net	$4,849	$8,175

(1)	Lineage adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities (see Notes 2 and 15).

Property and equipment at September 30, 2020 and December 31, 2019 includes $80,000 and $96,000 in financing leases, respectively. In September 2020, Lineage terminated its leases in Alameda and entered into a new lease for a reduced amount of square footage. This resulted in a reduction to right-of-use assets of approximately $1.8 million. See additional information in Note 15.

Depreciation and amortization expense amounted to $200,000 and $253,000 for the three months ended September 30, 2020 and 2019, and $623,000 and $766,000 for the nine months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, Lineage sold equipment with net book values of $39,000 and $52,000, respectively, and recognized losses of $32,000 and $34,000, respectively. Additionally, Lineage sold non-capitalized assets for a net gain of $67,000. Both the gain and losses are included in research and development expenses on the statement of operations.

7. Goodwill and Intangible Assets, Net

At September 30, 2020 and December 31, 2019, goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Goodwill(1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D - OPC1 (from the Asterias Merger)(2)	$31,700	$31,700
Acquired IPR&D - VAC2 (from the Asterias Merger)(2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts(2)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization	(18,976)	(17,895)
Intangible assets, net	$47,167	$48,248

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger (see Note 3).

(2)	See Note 3 for information on the Asterias Merger which was consummated on March 8, 2019.

Amortization recognized in research and development expenses was $0.2 million and $0.5 million for the three months ended September 30, 2020 and 2019, and $1.0 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

8. Accounts Payable and Accrued Liabilities

At September 30, 2020 and December 31, 2019, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Accounts payable	$3,155	$2,427
Accrued compensation	1,504	1,549
Accrued liabilities	2,027	1,246
PPP loan payable	523	-
Other current liabilities	5	4
Total	$7,214	$5,226

Accounts payable includes $0.6 million and accrued expenses includes $1.0 million for a total of $1.6 million (£1.25 million) related to the signature fee owed to Cancer Research UK, as described in Note 15.

PPP Loan Payable

In April 2020, Lineage received a loan for $523,000 from Axos Bank under the PPP contained within the new Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (“SBA”). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, Lineage will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by Lineage, all or part of such loan could be forgiven. Lineage believes that all or a substantial portion of the PPP loan is eligible for forgiveness within one year and classifies the loan as a short-term liability. However, Lineage cannot provide any assurance whether the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in Lineage’s taxable income. Lineage applied for full forgiveness of the PPP loan on September 30, 2020.

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

We measure cash, cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,565	$32,565	$-	$-
Marketable securities	5,481	5,481	-	-

Liabilities:
Lineage Warrants	2	-	-	2
Cell Cure Warrants	190	-	-	190

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$9,497	$9,497	$-	$-
Marketable securities	21,219	21,219	-	-

Liabilities:
Lineage Warrants	20	-	-	20
Cell Cure Warrants	257	-	-	257

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

The fair value of the Lineage Warrants is determined by using Black-Scholes option pricing models which take into consideration the probability of a fundamental transaction, as defined in the warrant agreement, the exercise price of the warrants and the contractual remaining term of the warrants. The Lineage Warrants have an expiration date of May 13, 2021. The Lineage Warrants are included in current liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Lineage Warrants at each reporting period are included in the condensed consolidated statements of operations under unrealized gain on warrant liability. For the three and nine months ended September 30, 2020, Lineage recognized unrealized gains of $13,000 and $18,000 on the Lineage Warrants, respectively, which was primarily related to the reduction in the remaining life of the warrants.

The fair value of the Cell Cure Warrants (defined below) is determined by using Black-Scholes option pricing models which take into consideration the fair value of the Cell Cure ordinary shares, adjusted for lack of marketability, as appropriate, the contractual remaining term of the warrants and the expected stock price volatility over the term. The Cell Cure Warrants are included in current (portion with terms expiring within the next twelve months) and long-term liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Cell Cure Warrants at each reporting period are included in the condensed consolidated statements of operations under unrealized gain on warrant liability. For the three and nine months ended September 30, 2020, Lineage recognized unrealized gains of $41,000 and $66,000 on the Cell Cure Warrants, respectively, primarily related to the reduction in the remaining life of the warrants.

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

For the three months ended September 30, 2019, Lineage charged Use Fees of $537,000 to OncoCyte and AgeX; $236,000 was offset against general and administrative expenses and $301,000 was offset against research and development expenses.

For the nine months ended September 30, 2019, Lineage charged Use Fees of $1,932,000 to OncoCyte and AgeX; $647,000 was offset against general and administrative expenses and $1,285,000 was offset against research and development expenses.

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

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 15), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, and Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through September 30, 2020, Lineage has incurred a total of $357,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

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

Common Shares

At September 30, 2020, Lineage was authorized to issue 250,000,000 common shares, no par value. As of September 30, 2020, and December 31, 2019, Lineage had 149,991,454 and 149,804,284 issued and outstanding common shares, respectively.

At-The-Market Offering

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage having an aggregate offering price of up to $25,000,000. Lineage is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017. As of September 30, 2020, no sales had been made under the Sales Agreement.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income	Equity
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	14	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	626	-	-	-	626
Foreign currency translation gain (loss)	-	-	-	-	-	-	1,315	1,315
NET LOSS	-	-	-	-	(8,399)	(29)	-	(8,428)
BALANCE AT MARCH 31, 2020	-	$-	149,818	$387,686	$(281,821)	$(1,741)	$634	$104,758

Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	13	(11)	-	-	-	(11)
Stock-based compensation	-	-	-	606	-	-	-	606
Financing related fees	-	-	-	(10)	-	-	-	(10)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(1,120)	(1,120)
NET LOSS	-	-	-	-	(6,522)	(8)	-	(6,530)
BALANCE AT JUNE 30, 2020	-	$-	149,831	$388,271	$(288,343)	$(1,749)	$(486)	$97,693

Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(6)	-	-	-	(6)
Shares issued for services	-	-	150	119	-	-	-	119
Stock-based compensation	-	-	-	501	-	-	-	501
Dissolution of BioTime Asia	-	-	-	(679)		679	-	-
Financing related fees	-	-	-	(16)	-	-	-	(16)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(335)	(335)
NET LOSS	-	-	-	-	(7,760)	(12)	-	(7,772)
BALANCE AT SEPTEMBER 30, 2020	-	$-	149,991	$388,190	$(296,103)	$(1,082)	$(821)	$90,184

							Accumulated
	Preferred Shares		Common Shares			Noncontrolling	Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income	Equity
BALANCE AT DECEMBER 31, 2018	-	$-	127,136	$354,270	$(261,856)	$(1,594)	$1,426	$92,246
Shares issued in connection with the Asterias Merger	-	-	24,696	32,353	-	-	-	32,353
Shares retired in connection with the Asterias Merger	-	-	(2,622)	(3,435)	-	-	-	(3,435)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	118	(75)	-	-	-	(75)
Stock-based compensation	-	-	-	1,361	-	-	-	1,361
Stock-based compensation for shares issued upon vesting of Asterias restricted stock units attributable to post combination services	-	-	60	79	-	-	-	79
Adjustment upon adoption of leasing standard	-	-	-	-	143	-	-	143
Foreign currency translation gain (loss)	-	-	-	-	-	-	(732)	(732)
NET INCOME/(LOSS)	-	-	-	-	39,310	(14)	-	39,296
BALANCE AT MARCH 31, 2019	-	$-	149,388	$384,553	$(222,403)	$(1,608)	$694	$161,236

Shares issued for settlement of Lineage Warrants	-	-	252	302	-	-	-	302
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	3	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	762	-	-	-	762
Foreign currency translation gain (loss)	-	-	-	-	-	-	(487)	(487)
NET LOSS	-	-	-	-	(30,032)	(20)	-	(30,052)
BALANCE AT JUNE 30, 2019	-	$-	149,643	$385,615	$(252,435)	$(1,628)	$207	$131,759

Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	54	(23)	-	-	-	(23)
Stock-based compensation	-	-	-	759	-	-	-	759
Shares issued through ATM	-	-	93	103	-	-	-	103
Foreign currency translation gain (loss)	-	-	-	-	-	-	(564)	(564)
NET LOSS	-	-	-	-	(16,505)	(10)	-	(16,515)
BALANCE AT SEPTEMBER 30, 2019	-	$-	149,790	$386,454	$(268,940)	$(1,638)	$(357)	$115,519

Warrants

Lineage (previously Asterias) Warrants - Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, Lineage assumed outstanding Asterias Warrants. As of September 30, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, which were converted to Lineage Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021.

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

A summary of Lineage’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	9,157	14,710	166	$2.17
Restricted stock units vested	-	-	(58)	-
Options granted	(5,256)	5,256	-	0.71
Options exercised	-	-	-	-
Options expired/forfeited/cancelled	3,756	(3,756)	-	2.64
September 30, 2020	7,657	16,210	108	$1.59
Options exercisable at September 30, 2020		8,352		$2.19

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

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2019	4,840	350	$1.57
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-		-
September 30, 2020	4,840	350	$1.57
Options exercisable at September 30, 2020		131	$1.57

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Nine Months Ended September 30, (unaudited)
	2020	2019
Expected life (in years)	6.21	6.01
Risk-free interest rates	0.8%	2.2%
Volatility	67.7%	60.9%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2020	2019	2020	2019
Research and development	$126	$135	$343	$418
General and administrative	375	624	1,390	2,543
Total stock-based compensation expense	$501	$759	$1,733	$2,961

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

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that Lineage holds as of September 30, 2020, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of September 30, 2020. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

Prior to the Asterias Merger discussed in Note 3, the Asterias shares Lineage held generated similar deferred tax liabilities to Lineage as the OncoCyte shares discussed above. As of the Asterias Merger date and due to Asterias becoming a wholly owned subsidiary of Lineage, the Asterias deferred tax liabilities were eliminated with a corresponding adjustment to Lineage’s valuation allowance, resulting in no tax provision or benefit from this adjustment.

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

For the three and nine months ended September 30, 2019, Lineage recorded a $1.0 million and $6.6 million valuation allowance release and corresponding benefit for income taxes.

For the three and nine months ended September 30, 2020, Lineage recorded a $0.2 million deferred tax benefit for income taxes.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Nine Months Ended September 30, (unaudited)
	2020	2019
Cash paid during period for interest	$19	$24

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares for the Asterias Merger (Note 3)	$-	$32,353
Assumption of liabilities in the Asterias Merger (Note 3)	-	1,136
Assumptions of warrants in the Asterias Merger (Note 3)	-	867
Issuance of common shares for settlement of Lineage Warrants	-	332

15. Commitments and Contingencies

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California (the “Carlsbad Lease”). The term of the Carlsbad Lease commenced on August 1, 2019 and expires on October 31, 2022.

Base rent under the Carlsbad Lease beginning on August 1, 2019 is $17,850 per month and will increase by 3% annually on every August 1 thereafter during the lease term. Base rent for the first twenty-four months of the lease is based upon a deemed rentable area of 7,000 square feet. Base rent was abated for months two through five of the lease.

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

Alameda Leases and Alameda Sublease

In December 2015, Lineage entered into leases of office and laboratory space located in two buildings in Alameda, California (the “Alameda Leases”) comprised of 22,303 square feet (the “1010 Atlantic Premises”) and 8,492 square feet (the “1020 Atlantic Premises”). Base rent under the Alameda Leases beginning on February 1, 2020 was $72,676 per month with annual increases of approximately 3%. In addition to base rent, Lineage paid a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for its obligations, Lineage provided the landlord with a security deposit of approximately $424,000, which was reduced to $78,000 on January 24, 2019 in accordance with the terms of the lease. The security deposit amount is considered restricted cash and is included in deposits and other long-term assets as of September 30, 2020 (See Note 2).

In April 2020, Lineage entered into a sublease with Industrial Microbes, Inc. (“Industrial Microbes”) for the use of 10,000 square feet in the 1010 Atlantic Premises (the “Industrial Microbes Sublease”). Base rent under the Industrial Microbes Sublease was $28,000 per month with annual increases of approximately 3%. Base rent for the first month was abated. In addition to base rent and utilities, Industrial Microbes paid a pro-rata portion of increases in operating expenses, after an abatement period of one year.

On September 11, 2020, Lineage entered into a Lease Termination Agreement with the landlord terminating the Alameda Leases effective as of August 31, 2020 for the 1020 Atlantic Premises and September 30, 2020 for the 1010 Atlantic Premises. In consideration for the termination of the leases, Lineage paid a termination fee of $130,000 and other amounts due under the terms of the Alameda Leases through the applicable effective termination dates, except that no rent was due with respect to the 1020 Atlantic Premises after July 31, 2020. Lineage’s security deposit is expected to be returned to Lineage by January 2021. Lineage paid a separate termination fee of $30,000 to Industrial Microbes in connection with the termination of the Industrial Microbes Sublease and returned the $56,000 security deposit paid by Industrial Microbes. For the period of sublease from mid-April 2020 through September 2020, Lineage received $119,000 in rental income from Industrial Microbes.

Lineage will continue to occupy approximately 2,432 square feet of the 1010 Atlantic Premises under a new sublease agreement (the “Alameda Sublease”). The term of the Alameda Sublease is from October 1, 2020 through January 31, 2023. Base rent under the Alameda Sublease is $14,592 per month with annual increases of 3% each October 1 thereafter during the lease term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000 under the Alameda Sublease; this amount is considered restricted cash and is included in deposits and other long-term assets as of September 30, 2020 (see Note 2).

Based on the smaller footprint, and after taking into consideration the fees disclosed above, Lineage has reduced its contractual obligations by approximately $780,000 over the remaining life of the original leases through January 31, 2023.

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

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires December 31, 2020, with two options to extend the lease for five years each (the “Original Cell Cure Lease”). Negotiations are currently ongoing for a lease extension. Base monthly rent is NIS 37,882 (approximately US $11,000 per month using the December 31, 2018 exchange rate). In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

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

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,157	$1,026
Operating cash flows from financing leases	19	24
Financing cash flows from financing leases	24	20

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29	89
Financing leases	-	-

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2020	December 31, 2019
Operating leases
Right-of-use assets, net	$1,982	$4,666

Right-of-use lease liabilities, current	473	1,190
Right-of-use lease liabilities, noncurrent	1,800	3,868
Total operating lease liabilities	$2,273	$5,058

Financing leases
Property and equipment, gross	$80	$96
Accumulated depreciation	(62)	(48)
Property and equipment, net	$18	$48

Current liabilities	$15	$33
Long-term liabilities	29	77
Total finance lease liabilities	$44	$110

Weighted average remaining lease term
Operating leases	4.4 years	4.1 years
Finance leases	2.7 years	3.4 years
Weighted average discount rate
Operating leases	9.1%	9.1%
Finance leases	10.0%	10.0%

Future minimum lease commitments are as follows as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020	$181	$5
2021	635	19
2022	585	19
2023	319	8
2024	308	-
Thereafter	796	-

Total lease payments	$2,824	$51
Less imputed interest	(551)	(7)
Total	$2,273	$44

The Alameda Sublease is not included in the table above as it does not commence until October 1, 2020. Future minimum payments under the Alameda Sublease are as follows: $29,000, $176,000, $182,000 and $16,000 for the years ended December 31, 2020, 2021, 2022 and 2023, respectively.

Research and Option Agreement

On January 5, 2019, Lineage and Orbit Biomedical Limited (“Orbit”) entered into a Research and Option Agreement, which was assigned by Orbit to Gyroscope Therapeutics, Limited (“Gyroscope”) and amended on May 7, 2019, January 30, 2020, May 1, 2020 and September 4, 2020 (the “Gyroscope Agreement”). As amended, the Gyroscope Agreement provides Lineage access to Gyroscope’s vitrectomy-free subretinal injection device (the “Orbit Device”) as a means of delivering OpRegen in Lineage’s ongoing Phase 1/2a clinical trial through the earlier of: (i) December 1, 2020; or (ii) or treatment of three additional patients with the Orbit Device between September 4, 2020 and December 1, 2020 (the “Access Period”). Pursuant to the terms of the Gyroscope Agreement, Lineage paid access fees totaling $2.5 million: (i) $1.25 million in January 2019 upon execution of the Gyroscope Agreement; and (ii) $1.25 million in August 2019 upon completion of certain collaborative research activities using the Gyroscope technology for the OpRegen Phase 1/2a clinical trial. These access fees of $2.5 million were amortized on a straight-line basis throughout 2019 and included in research and development expenses. Lineage also agreed to reimburse Gyroscope for costs of consumables, training services, travel costs and other out of pocket expenses incurred by Gyroscope for performing services under the Gyroscope Agreement. In January 2020, Lineage agreed to pay an additional $0.5 million to extend the Access Period to July 5, 2020, $0.2 million of which was paid on January 30, 2020 and $0.3 million of which will be paid in November 2020. The Access Period was subsequently extended at no cost as described above.

Lineage has exclusive rights to the Gyroscope technology and its injection device for the delivery of retinal pigment epithelium cells for the treatment of dry AMD during the term of the Gyroscope Agreement.

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

On October 15, 2019, another putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants. The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the Asterias Merger consideration was inadequate, and that the proxy statement filed by Asterias with the Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. On December 20, 2019, the defendants moved to dismiss the complaint. On February 10, 2020, the plaintiff filed an opposition. Defendants filed their replies on March 13, 2020. On June 23, 2020, a hearing on the motions to dismiss occurred. On September 21, 2020, the Chancery Court denied the motion to dismiss as to Lineage and certain members of the Asterias board of directors, and it granted the motion to dismiss as to all other defendants. On October 30, 2020, the remaining defendants filed an answer to the complaint.

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

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that provide Lineage with insurance against claims or demands for indemnification in specified circumstances. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as September 30, 2020 and December 31, 2019.

Second Amendment to Clinical Trial and Option Agreement and License Agreement with Cancer Research UK

On May 6, 2020, Lineage and its wholly owned subsidiary Asterias entered into a Second Amendment to Clinical Trial and Option Agreement (the “CTOA Amendment”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited (“CRT”), which amends the Clinical Trial and Option Agreement entered into between Asterias, CRUK and CRT dated September 8, 2014, as amended September 8, 2014. Pursuant to the CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK. CRUK will continue conducting the VAC2 study.

Lineage and CRT effectuated the option by simultaneously entering into a license agreement (the “License Agreement”) pursuant to which Lineage agreed to pay the previously agreed signature fee of £1,250,000 (approximately $1.6 million). In consideration of Lineage’s agreement to exercise the option prior to completion of the study, the parties agreed to defer the signature fee as follows: £500,000 in September 2020, £500,000 in January 2021 and £250,000 in April 2021. For the primary licensed product for the first indication, the License Agreement provides for milestone fees of up to £8,000,000 based upon initiation of a Phase 3 clinical trial and the filing for regulatory approval and up to £22,500,000 in sales-based milestones payments. Additional milestone fees and sales-based milestone payments would be payable for other products or indications, and mid-single-digit royalty payments are payable on sales of commercial products.

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

Cell Cure will pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of September 30, 2020, Cell Cure had not accrued any milestone payments under the License Agreement.

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

16. Subsequent Events

Sales of Hadasit Marketable Equity Securities

In October 2020, Lineage sold 315,000 shares of its Hadasit common stock for gross proceeds of approximately $831,000.

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

The following discussion should be read in conjunction with Lineage condensed consolidated interim financial statements and the related notes provided under “Item 1 - Financial Statements” above.

Company and Business Overview

Lineage is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Specifically, Lineage is testing therapies to treat dry age-related macular degeneration, spinal cord injuries, and non-small cell lung cancer. Lineage’s programs are based on our proprietary cell-based therapy platform and associated development and manufacturing capabilities. From this platform, Lineage develops and manufactures specialized, terminally or partially differentiated human cells from established and well-characterized pluripotent cell lines. These differentiated cells are transplanted into a patient either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount an effective immune response to cancer.

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

Lineage also is seeking to create value from additional assets, such as from patents or non-clinical candidates, including seeking to identify a commercialization or development partner for Renevia®. Renevia is a proprietary three-dimensional scaffold designed to support adipose tissue transplants that was granted a Conformité Européenne (“CE”) Mark in September 2019.

We completed our merger (the “Asterias Merger”) with Asterias Biotherapeutics, Inc. (“Asterias”) on March 8, 2019, which incorporated OPC1 and VAC2 into our cell therapy product portfolio.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We no longer hold any common stock in AgeX. The value of our OncoCyte holdings as of November 3, 2020, was approximately $5.6 million, based on the closing price of their common stock on that date. In this Report, see Part II, Item 1A, “Risk Factors—Risks Related to Our Business Operations and Capital Requirements—The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by poor business performance.”

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

Revenues and Cost of Sales

The amounts in the tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Grant revenue	$229	$350	$(121)	(35)%
Royalties from product sales and license fees	342	164	178	109%
Sale of research products and services	-	53	(53)	(100)%
Total revenues	571	567	4	1%
Cost of sales	(102)	(114)	(12)	(11)%
Gross profit	$469	$453	$16	4%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Grant revenue	$864	$1,628	$(764)	(47)%
Royalties from product sales and license fees	607	390	217	56%
Sale of research products and services	-	256	(256)	(100)%
Total revenues	1,471	2,274	(803)	(35)%
Cost of sales	(271)	(289)	(18)	(6)%
Gross profit	$1,200	$1,985	$(785)	(40)%

Our total revenues increased by $4,000 for the three months ended September 30, 2020 as compared to the same period in the prior year, primarily reflecting a $178,000 increase in royalties from product sales and license fees, offset by a $121,000 decrease in grant revenues due to less grant-related activities and a $53,000 decrease in the sale of research products and services due to the cessation of such sales.

Our total revenues decreased by $803,000 for the nine months ended September 30, 2020 as compared to the same period in the prior year, primarily reflecting a $764,000 decrease in grant revenues due to less grant-related activities and a $256,000 decrease in the sale of research products and services due to the cessation of such sales, offset by a $217,000 increase in royalties from product sales and license fees.

Our grant revenues are generated primarily by our subsidiary Cell Cure Neurosciences Ltd. (“Cell Cure”) from the Israel Innovation Authority (“IIA”) for the development of OpRegen® and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”). NIH grant related activities were completed in the third quarter of 2020.

Grant revenues generated by Cell Cure from the IIA for the development of OpRegen amounted to $216,000 and $477,000 for the three and nine months ended September 30, 2020 and $277,000 and $1,193,000 for the three and nine months ended September 30, 2019, respectively.

Grant revenues generated by the NIH grant amounted to $13,000 and $387,000 for the three and nine months ended September 30, 2020 and $72,000 and $435,000 for the three and nine months ended September 30, 2019, respectively.

Royalties from product sales and license fees for the three and nine months ended September 30, 2020 included $200,000 recognized in September 2020 related to the expiration of an option granted by Asterias to Novo Nordisk A/S (“Novo Nordisk”) in September 2018 to license certain intellectual property. This amount was originally recorded as deferred revenue and subsequently recognized as revenue in September 2020, when the option period expired.

Operating expenses

The amounts in the tables below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended September 30 (unaudited)		$	%
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$3,566	$4,266	$(700)	(16)%
General and administrative expenses	3,628	4,609	(981)	(21)%

	Nine Months Ended September 30 (unaudited)		$	%
	2020	2019	(Decrease)	(Decrease)
Research and development expenses	$9,710	$14,462	$(4,752)	(33)%
General and administrative expenses	12,055	19,527	(7,472)	(38)%

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

	Three Months Ended September 30, (unaudited)
	Amount		Percent of Total
Program	2020	2019	2020	2019
OpRegen® and other ophthalmic applications	$1,066	$2,564	30%	60%
OPC1	576	1,425	16%	34%
VAC platform	1,871	45	52%	1%
Renevia and all other	53	232	2%	5%
Total research and development expenses	$3,566	$4,266	100%	100%

	Nine Months Ended September 30, (unaudited)
	Amount		Percent of Total
Program	2020	2019	2020	2019
OpRegen® and other ophthalmic applications	$4,323	$9,304	45%	64%
OPC1	2,947	3,937	30%	27%
VAC platform	2,167	286	22%	2%
Renevia and all other	273	935	3%	7%
Total research and development expenses	$9,710	$14,462	100%	100%

The decrease of $0.7 million in total research and development expenses for the three months ended September 30, 2020 as compared to the same period in the prior year is mainly attributable to the following:

●	a decrease of $1.5 million in OpRegen and other ophthalmic application expenses, attributable primarily to a decrease in manufacturing activities in 2020 as compared to 2019,
●	a decrease of $0.8 million in OPC1 related expenses, primarily related to a return of unspent project funds of approximately $0.8 million from a former Asterias service provider,
●	a decrease of $0.2 million in Renevia and other related expenses as Renevia received a CE Mark in September 2019 and we are spending less on research activities as we are actively looking for a commercialization partner in Europe, offset by
●	an increase of $1.8 million in VAC program expenses, primarily related to the accrual of the signature fee of £1.25 million ($1.6 million) to Cancer Research UK related to our license agreement and our early exercise of the option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer.

The decrease of $4.8 million in total research and development expenses for the nine months ended September 30, 2020 as compared to the same period in the prior year is mainly attributable to the following:

●	a decrease of $5.0 million in OpRegen and other ophthalmic application expenses, attributable primarily to a decrease in manufacturing activities in 2020 as compared to 2019,
●	a decrease of $1.0 million in OPC1 related expenses, primarily related to return of unspent project funds of approximately $0.8 million from a former Asterias service provider,
●	a decrease of $0.7 million in Renevia and other related expenses as Renevia received a CE Mark in September 2019 and we are spending less on research activities as we are actively looking for a commercialization partner in Europe, offset by
●	an increase of $1.9 million in VAC program expenses, primarily related to the accrual of the signature fee of £1.25 million ($1.6 million) to Cancer Research UK.

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

The total net decrease of $1.0 million in general and administrative expenses for the three months ended September 30, 2020 compared to the same period in 2019, was primarily attributable to a $0.9 million reduction in compensation expenses, a $0.2 million reduction in Asterias Merger related expenses, a $0.1 million reduction in travel expenses, a $0.1 million reduction in accounting expenses and a $0.1 million reduction in office related expenses, offset by a $0.3 million increase in patent and legal expenses and a $0.2 million increase related to the cessation of shared services reimbursements.

The total net decrease of $7.5 million in general and administrative expenses for the nine months ended September 30, 2020 compared to the same period in 2019, was primarily attributable to a $5.2 million reduction in Asterias Merger related expenses, a $1.9 million reduction in compensation costs, a $0.7 million reduction in accounting expenses, a $0.4 million reduction in travel expenses and a $0.3 million reduction in rent expenses, a $0.2 million reduction in office related expenses and a $0.1 million reduction in investor and public relations expenses, offset by a $0.9 million increase in legal and patent expenses and a $0.6 million increase related to the cessation of shared services reimbursements.

Other income and expenses, net

The following table shows the amount of other income and expenses, net, for the periods presented (in thousands):

	Three Months Ended September 30, (unaudited)
	2020	2019
Other income and expenses, net
Interest income, net	$252	$399
Gain on sale of marketable securities	120	2,055
Unrealized loss on marketable equity securities	(2,003)	(4,458)
Gain on sale of equity method investment in OncoCyte	-	546
Unrealized loss on equity method investment in OncoCyte at fair value	-	(8,287)
Unrealized gain on warrant liability	55	79
Other income, net	351	582
Total other expense, net	$(1,225)	$(9,084)

	Nine Months Ended September 30, (unaudited)
	2020	2019
Other income and expenses, net
Interest income, net	$1,037	$1,278
Gain on sale of marketable securities	3,848	2,055
Unrealized loss on marketable equity securities	(7,487)	(3,134)
Gain on sale of equity method investment in OncoCyte	-	546
Unrealized gain on equity method investment in OncoCyte at fair value	-	8,001
Unrealized gain on equity method investment in Asterias at fair value	-	6,744
Unrealized gain on warrant liability	84	350
Other income, net	175	2,270
Total other (expense), income, net	$(2,343)	$18,110

Interest income, net – During the three and nine months ended September 30, 2020, we earned $0.3 million and $1.0 million of interest income, respectively, from our promissory note with Juvenescence Limited (“Juvenescence”). During the three and nine months ended September 30, 2019, we earned $0.4 million and $1.1 million of interest income, respectively, from the same note.

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

As of September 30, 2020, Lineage owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $5.0 million, based on the closing price of OncoCyte common stock of $1.39 per share on September 30, 2020.

For the three months ended September 30, 2020, Lineage recorded an unrealized loss of $1.9 million related to the shares remaining at September 30, 2020 and the decrease in OncoCyte’s stock price from $1.91 at June 30, 2020 to $1.39 at September 30, 2020. For the three months ended September 30, 2019, Lineage recorded a realized gain of $0.6 million due to sales of OncoCyte shares in the period. Lineage also recorded an unrealized loss of $8.7 million due to the decrease in OncoCyte’s stock price from $2.49 per share at June 30, 2019 to $2.10 per share at September 30, 2019. $8.3 million of the unrealized loss was recorded as an unrealized loss on an equity method investment as it was prior to September 11, 2019; the remaining $0.4 million was recorded as an unrealized loss on marketable equity securities.

For the nine months ended September 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. In the same period, Lineage also recorded an unrealized loss of $6.1 million related to its OncoCyte shares. The unrealized loss is comprised of $3.7 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte stock price and an additional $2.4 million related to the shares remaining at September 30, 2020 and the decrease in OncoCyte’s stock price from $2.25 at December 31, 2019 to $1.39 at September 30, 2020. For the nine months ended September 30, 2019, Lineage recorded a realized gain of $0.6 million due to sales of OncoCyte shares in the period. Lineage also recorded an unrealized gain of $7.6 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $2.10 per share at September 30, 2019. $8.0 million of the unrealized gain was recorded as an unrealized gain on an equity method investment as it was prior to September 11, 2019; the remaining $0.4 million was recorded as an unrealized loss on marketable equity securities.

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

Marketable equity securities - We also account for the shares we held in Hadasit Bio-Holdings (“HBL”) and AgeX as of September 30, 2020 as marketable equity securities, carried at fair market value on our consolidated balance sheets. For the three and nine months ended September 30, 2020, Lineage recorded realized gains of $0.1 million and $0.7 million, respectively, due to sales of AgeX shares in the period. Sales of HBL securities were negligible. For the three and nine months ended September 30, 2019, Lineage recorded a realized gain of $2.0 million due to sales of HBL and AgeX shares in the period.

For the three and nine months ended September 30, 2020, we recorded unrealized losses of $0.1 million and $1.4 million, respectively. For the three months ended September 30, 2020, a majority of the unrealized loss was related to the difference between the book cost basis of AgeX shares sold in the period versus the applicable prior month’s ending AgeX stock price. For the nine months ended September 30, 2020, $0.5 million of the unrealized loss was related to the difference between the book cost basis of AgeX shares sold in the period versus the applicable prior month’s ending AgeX share price and an additional $0.8 million was related to the AgeX shares remaining at September 30, 2020 and the decrease in AgeX’s stock price from $1.82 at December 31, 2019 to $0.81 at September 30, 2020.

For the three and nine months ended September 30, 2019, we recorded an unrealized loss of $4.0 million and $2.7 million, respectively, due to changes in fair market value of these marketable equity securities from June 30, 2019 to September 30, 2019 and December 31, 2018 to September 30, 2019.

Other income (expense), net - Other income (expense), net, in 2020 and 2019 consist primarily of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd. (“ESI”), changes in the fair value of warrants issued by Cell Cure, dividend income and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable by Cell Cure to Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of September 30, 2020, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of September 30, 2020. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

For the three and nine months ended September 30, 2019, Lineage recorded a $1.0 million and $6.6 million valuation allowance release and corresponding benefit for income taxes.

For the three and nine months ended September 30, 2020, Lineage recorded a $0.2 million deferred tax benefit for income taxes.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of OncoCyte shares from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

See Note 3 to our consolidated financial statements included elsewhere in this Report for a description of the Asterias Merger that was completed on March 8, 2019. We have concluded that an ownership change did occur after the Asterias Merger, and the acquired operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code; Lineage will only be able to utilize $52.8 million of these operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2020, we had $38.0 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in HBL, AgeX and OncoCyte. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, AgeX and OncoCyte, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2020, we had an accumulated deficit of $296.1 million, working capital of $32.0 million and shareholders’ equity of $90.2 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $38.0 million in cash, cash equivalents and marketable equity securities provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

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

The COVID-19 pandemic has impacted patient enrollment in our OpRegen Phase 1/2a multicenter clinical trial and the VAC2 Phase 1 multicenter clinical trial. In particular, we saw sites pause enrollment to focus on, and direct resources to, the COVID-19 pandemic. Additionally, patients may choose not to enroll or continue participating in clinical trials as a result of the pandemic. At this point in time, the majority of our sites are back up and enrolling. We are unable to predict with confidence if there will be future patient enrollment delays and difficulties as the COVID-19 pandemic continues. If patient enrollment is delayed for an extended period of time, such clinical trials could be delayed or otherwise adversely affected. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials could result in significant delays.

We may increase spending later in the year to accelerate clinical trial activities and try to mitigate the impact of the COVID-19 related enrollment delays.

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

Cash flows used in operating activities

Net cash used in operating activities of $14.1 million for the nine months ended September 30, 2020 primarily reflects the loss from operations of $20.6 million less the changes in assets and liabilities of $2.0 million. These items were offset primarily by non-cash expenses of $1.8 million of depreciation and amortization and $1.7 million for stock-based compensation. The unrealized loss on marketable securities and deferred tax benefit are non-cash items that had no effect on cash flows.

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

Cash flows provided by investing activities

Cash provided by investing activities of $12.1 million for the nine months ended September 30, 2020 was associated primarily with receipts of $10.9 million from sales of a portion of our OncoCyte holdings and $1.2 million in sales of a portion of our AgeX holdings.

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

Cash flows provided by financing activities

Cash provided by financing activities of $25.1 million for the nine months ended September 30, 2020 was associated primarily with proceeds of $24.6 million from payment of the Juvenescence promissory note and proceeds of $0.5 million from a Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Cash provided by financing activities of $0.6 million for the nine months ended September 30, 2019 was associated primarily with $0.7 million in landlord reimbursements for tenant improvements, offset by $0.1 million in common shares received and retired for employee taxes paid.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Commission Regulation S-K.

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

Risks Related to Our Business Operations and Capital Requirements

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.*

Our total operating losses for the fiscal year ended December 31, 2019 were $38.9 million and our total operating losses for the nine months ended September 30, 2020 were $20.6 million and we had an accumulated deficit of $296.1 million as of September 30, 2020. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.*

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $9.7 million during the nine months ended September 30, 2020, and $17.9 million during the fiscal year ended December 31, 2019. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.*

At September 30, 2020, we had $38.0 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.*

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund our planned operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

Lawsuits have been filed and other lawsuits may be filed against Lineage and certain members of the Lineage and Asterias Biotherapeutics, Inc. (“Asterias”) boards of directors relating to our acquisition of Asterias (the “Asterias Merger”). An adverse ruling in any such lawsuit may result in additional payments and costs.*

A putative class action lawsuit alleging breach of fiduciary duties in connection with the Asterias Merger is pending in the Delaware Chancery Court. As of September 30, 2020, the defendants are certain former members of Asterias’ board of directors and Lineage. The complaint alleges that the merger process was conflicted, that the consideration was inadequate, and that the proxy statement filed by Asterias was misleading. The complaint seeks, among other things, certification of a class, rescission of the merger or monetary damages, and attorneys’ fees and costs.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of December 31, 2019, we had net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes of approximately $164.0 million and $110.5 million, respectively. Included in these amounts are NOLs acquired through the merger with Asterias (see below). A portion of the federal and state NOL carryforwards will begin to expire, if not utilized, in varying amounts between 2027 and 2039. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely. It is uncertain if and to what extent various states that we may operate in will conform to the federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As part of the merger with Asterias, we acquired various tax attribute carryforwards including federal and California NOLs of $52.8 million and $41.9 million, respectively, as well as California research and development credits of $2.4 million. As a result of the merger, Asterias incurred an ownership change under Section 382 of the Internal Revenue Service Code, which places annual limits on the amount of these NOLs that are available to offset income. Because of the annual limitation, the total amount of these NOLs are not immediately available to offset future income. The California research and development credit of $2.4 million has no expiration.

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

The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by business, regulatory and other risks applicable to them.*

As of September 30, 2020, we had equity investments in two U.S. publicly traded companies, OncoCyte and AgeX. As of September 30, 2020, the value of our investments in OncoCyte and AgeX was approximately $5.0 million and $41,000, respectively, based on their closing stock prices as of that date. If these companies were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of their common stock and the valuation of our investment could be negatively affected. If these companies were to fail and ultimately cease operations, we may lose the entire value of our investments. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.*

In April 2020, we received a loan for $523,000 from Axos Bank under the PPP contained within the new CARES Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, we are eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income. We applied for full forgiveness of the PPP loan on September 30, 2020.

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

The withdrawal of the United Kingdom (the “U.K.”) from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.*

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K. formally left the EU on January 31, 2020, which is commonly referred to as Brexit. The U.K. is subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continue to apply. During the Transition Period, negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period. Due to the COVID-19 global pandemic, negotiations between the U.K. and the EU that were scheduled for March and April were either being postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the UK government that it will not be extended). Under the formal withdrawal arrangements between the United Kingdom and the European Union, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the United Kingdom and the European Union and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.

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

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at these third parties, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition and results of operations.

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

As of September 30, 2020, Lineage had 149,991,454 common shares outstanding, 16,559,980 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, 108,150 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan, and 1,089,900 common shares subject to warrants.

In addition, in May 2020 we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which we may, but are not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. As of September 30, 2020, no sales had been made under the Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1	Lease Termination Agreement dated September 11, 2020	10.1	8-K	September 14, 2020	001-12830
31.1*	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: November 4, 2020	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Date: November 4, 2020	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer

