Form 10-K
period 2020-12-31
Lineage Cell Therapeutics, Inc.
filed 2021-03-11
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $93.9 million.

The number of common shares outstanding as of March 5, 2021 was 161,637,890.

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this Report and should be carefully considered, together with other information in this Report and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common shares.

●	We have incurred operating losses since inception, and we do not know if or when we will attain profitability.

●	We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.

●	The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.

●	We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, including anti-kickback and false claims laws, transparency laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	If we do not receive regulatory approvals, we will not be permitted to sell our therapeutic and medical device products.

●	Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products.

●	We expect that the commercial opportunity for some of our products may depend on our ability to obtain reimbursement and continued coverage from various payors, including government entities and insurance companies.

●	Clinical studies are costly, time consuming and are subject to risks that could delay or prevent commercialization of our current or future product candidates.

●	Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of early preclinical trials and clinical trials of our product candidates are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

●	Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	Our intellectual property may be insufficient to protect our products.

●	If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

●	We may become dependent on possible future collaborations to develop and commercialize many of our product candidates and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

●	Because we are engaged in the development of pharmaceutical and stem cell therapy products, the price of our common shares may rise and fall rapidly.

●	Current economic and stock market conditions may adversely affect the price of our common shares.

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Specifically, Lineage is testing therapies to treat dry age-related macular degeneration, spinal cord injuries, and non-small cell lung cancer. Our programs are based on our proprietary cell-based therapy platform and associated development and manufacturing capabilities. From this platform, we develop and manufacture specialized, terminally or functionally differentiated human cells from established and well-characterized pluripotent cell lines. These differentiated cells are transplanted into a patient either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount an effective immune response to cancer.

Product Candidates & Other Programs

We have three allogeneic, or “off-the-shelf,” cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”). There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is the leading cause of blindness in people over the age of 60.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in the long-term follow-up portion of a Phase 1/2a multicenter clinical trial for acute spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine.

●	VAC2, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, the world’s largest independent cancer research charity.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”).

During the year ended December 31, 2020, we received approximately $12.6 million in gross proceeds in connection with our sale of shares of OncoCyte and AgeX. In August 2020, we also received $24.6 million from Juvenescence Limited (“Juvenescence”), representing principal and accrued interest under a promissory note we received in connection with our sale of AgeX shares to Juvenescence in August 2018.

We no longer hold any common stock in AgeX. The value of our OncoCyte holdings as of March 5, 2021, was approximately $4.2 million, based on the closing price of its common stock on that date. In this Report, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business Operations and Capital Requirements—The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by poor business performance.”

Though our principal focus is on advancing our three cell therapy programs currently in clinical development, we may seek to create additional value through corporate transactions, as we have in the past, or by initiating new programs using our protocols or with new protocols and cell lines.

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

2020 Highlights

We achieved numerous strategic accomplishments during 2020, including advancing clinical trials and product development in several key programs.

●	In May 2020, we announced the early exercise of our option with Cancer Research UK to bring the VAC immuno-oncology platform in-house.

●	In June 2020, we announced the first known finding of retinal tissue restoration in a patient who received an RPE cell transplant.

●	In October 2020, we reported encouraging preliminary Phase 1 clinical study results with VAC2 for the treatment of non-small cell lung cancer with high levels of antigen-specific immunogenicity observed.

●	In November 2020, we completed enrollment in a 24 patient Phase 1/2a clinical study of OpRegen for the treatment of dry AMD with GA with encouraging preliminary signs of tolerability and efficacy.

●	In December 2020, we announced that we had been able to make significant manufacturing improvements to our OPC1 acute SCI program, including better controlled processes, enhanced purity, potency, and scale, and to the development of a “ready-to-inject” formulation, substantially decreasing logistical burden at the point of care and enabling use at a much larger number of treatment centers.

Business Strategy

Our goal is to become a leading cell therapy company by developing allogeneic, or “off-the-shelf,” treatments that are comprised of differentiated cells derived from pluripotent cell lines, which have been directed to become specific cell types and use those cells as treatments to restore diseased or diminished functions, such as impaired vision, loss of movement and sensation, or to increase immune response to tumors. Significant near-term activities that underlie our business strategy include:

●	Presenting new and accumulated OpRegen data from the ongoing Phase 1/2a clinical study on two occasions during the first and second quarters of 2021;

●	Completing VAC2 patient enrollment in the ongoing Phase 1 clinical study for the treatment of non-small cell lung cancer by the end of the first half of 2021;

●	Evaluating delivery improvements for our OPC1 program, which combined with our “ready-to-inject” formulation, will enable access to a greater number of clinical sites, currently ongoing and throughout 2021;

●	Meeting with the FDA to discuss further development of the OPC1 program, including a late-stage clinical study, during the second half of 2021;

●	Evaluating opportunities for new VAC product candidates based on manufacturing improvements and product improvements, including newly discovered tumor antigens/neoantigens, throughout 2021; and

●	Evaluating partnership opportunities and expansion of existing external collaborations and identification of new collaborations for OpRegen, OPC1 and VAC2, currently ongoing and throughout 2021.

Cell Therapy Technology

We believe we are a leader in pluripotent, cell-based asset development based on directed lineage derivation protocols and whole cell manufacturing capabilities. Pluripotent cells, which are widely published as capable of becoming any human cell type, have potential applications in many areas of medicine with large unmet patient needs, including certain age-related degenerative diseases and degenerative conditions for which there presently are no cures. We currently are focused on developing pluripotent cells into RPE cells, oligodendrocyte progenitor cells and dendritic cells.

Pluripotent Stem Cells

Unlike pharmaceuticals that require a narrowly defined molecular target, cellular therapies are often aimed at regenerating or replacing the entire affected cell or tissue and therefore, may have broader or more suitable applicability than many traditional pharmaceutical products. Small molecules and biologic therapies that require systemic delivery into the body often have unexpected results, or side effects, that can limit their usefulness. When cell replacement is locally administered, particularly to anatomical compartments, systemic side effects are usually not the primary concern. The risk profile of cell therapy more closely resembles that of transplant medicine, focused more on whether the transplanted cells are rejected by the body and whether the cells function as expected. We currently are using our pluripotent stem cells as starting material from which we derive three separate and specific cell types, each of which are product candidates currently in clinical testing.

We maintain an innovative cell therapy manufacturing facility in the Bio Park on the campus of the Hadassah University Hospital in Jerusalem, Israel. The facility includes process development laboratories and a state-of-the-art, cGMP manufacturing facility. It is designed and equipped to enable simultaneous cGMP processes and to produce a range of cell therapy products for human use in clinical trials as well as developing scale suitable for commercial launch. All cGMP manufacturing processes, including cell banks and product manufacturing for our cell therapy product candidates, are conducted in this facility.

Cell Therapy Product Candidates

OpRegen

OpRegen is our lead ophthalmic product candidate (currently in a Phase 1/2a clinical trial) for the treatment of advanced dry AMD with GA. AMD is a gradual, progressive, deterioration of the macula, the small sensitive area in the center of the retina that provides clear, high definition central vision. AMD affects over 30 million people worldwide and approximately 1.6 million people are diagnosed annually in the United States. It is a leading cause of vision loss in people over the age of 65 in the developed world. As the area of atrophy begins to include the fovea (the center of the macula), patients lose their central vision, making facial recognition, reading and driving difficult or impossible, and often resulting in legal blindness. The exact cause of dry AMD is unknown, but is thought to result from multiple factors, such as genetics, age and environmental effects. There are two clinical presentations of AMD, the dry form and the wet form, or neovascular form (growth of abnormal new blood vessels). Dry AMD typically advances slowly toward GA in which RPE cells and photoreceptors deteriorate over time. RPE cells support and nourish the retina by metabolizing waste by-products and producing a number of components useful for photoreceptor health and function. If the metabolic waste products accumulate, lesions known as drusen are generated. Approximately 85-90% of AMD patients suffer from dry AMD, for which there is no FDA-approved medical therapies. Dry AMD may also lead to wet AMD, a condition for which there are several FDA-approved treatments administered locally to inhibit the growth of new blood vessels, but these treatments are not effective nor approved for the treatment of dry AMD. Physicians often recommend a healthy diet, exercise and/or nutritional supplements for dry AMD, but nutritional supplements have shown limited efficacy in delaying the onset of more progressive disease in longer-term studies. The schematics below show a representation of the process of drusen formation and the goal of cell replacement therapy.

Dry AMD involves the loss of retina cells, creating an area of geographic atrophy (GA), which causes impaired vision and blindness

We believe one of the most promising approaches to treat dry AMD is to replace the layer of damaged RPE cells with new, healthy and functional RPE cells manufactured from a well-characterized cell line. OpRegen is a cell replacement therapy derived from our pluripotent cell technology in which our proprietary directed-differentiation methods convert pluripotent stem cells into nearly pure populations of RPE cells. Using this method, OpRegen is grown free of any animal products and consists of human RPE cells with high yield and purity that can be transplanted directly into the patient’s eye, where the patient’s own RPE cells are missing or dysfunctional. The OpRegen therapeutic approach is designed to replace damaged or lost RPE cells with the goal of slowing disease progression to preserve and/or restore visual function.

OpRegen is an injection of RPE cells delivered to the retina, to replace lost retinal cells and preserve or restore vision

Preclinical studies in the Royal College of Surgeons (RCS) rat model have shown that following a single subretinal injection, OpRegen as a suspension of cells rapidly organized into their natural monolayer structure and survived until the end of the study, which we believe is critical to the potential success of OpRegen in humans. Additionally, rats receiving OpRegen had objective evidence of improved optomotor tracking, indicating functional visual improvement compared to control animals.

OpRegen is intended to be an allogeneic, or “off-the-shelf,” product provided to retinal surgeons in an “easy-to-use” form for transplantation. We believe OpRegen could have a lasting benefit from a single administration, or once every several years. This approach differs from other investigational drugs for Dry AMD and approved agents currently marketed for wet AMD, such as Ranibizumab (Lucentis®) and Aflibercept (Eylea®), that require multiple, frequent intravitreal injections into the eye.

The patients in our ongoing Phase 1/2a clinical trial are 50 years of age or older, whose dry AMD has advanced to the GA stage, with absence of additional concomitant ocular disorders. The eye in which the disease has progressed the most is treated, while their other eye serves as a measure of disease progression. Following injection, the patients are followed for 12 months at specified intervals to evaluate the safety and tolerability of OpRegen.

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

Importantly, in this safety-focused aspect of the trial, no unexpected ocular adverse events have been observed and those events expected to occur based on the procedures involved in OpRegen administration, such as vitrectomy, have been predominately mild in severity. The majority of these subjects had pre-existing epiretinal membranes (ERMs) at the time of trial enrollment and in most cases, experienced new or worsening ERMs following the surgical procedure, which is believed to be partially attributable to the route of administration via pars plana vitrectomy (PPV) and retinotomy. The majority were mild to moderate in severity, though two patients with severe ERM were successfully treated via a routine surgical procedure. These subjects are being monitored during trial follow-up. One instance of retinal detachment occurred in a patient who was legally blind prior to treatment. The event was not assigned as related to treatment, procedure or to the combination. The patient continued for a period of time in the trial following successful surgical repair but has since withdrawn due to other unrelated health issues. The independent data safety monitoring board approved moving to Cohort 4 based on the safety data from the Cohorts 1-3. Cohort 4 incorporates an additional variety of objective and subjective assessments to look for signs of potential efficacy as well as potential anatomical changes indicative of OpRegen cell function following implantation.

As described above, many of the adverse events (AEs) observed in subretinal procedures are likely related to the delivery technique utilized during the surgery. As previously described, in January 2019, we announced an exclusive partnership with Orbit Biomedical (now Gyroscope Therapeutics, Ltd.) to assess its FDA-cleared Orbit Subretinal Delivery System (SDS), a single-use vitrectomy-free delivery device designed to deliver products to the subretinal space for the administration of OpRegen within the ongoing clinical trial. The device allows for access to the subretinal space via a sclerotomy and suprachoroidal approach, which means that there are no openings created into the vitreous chamber. This could eliminate the possibilities of new or worsening epiretinal membranes and exacerbation or generation of a cataract, both known issues with the older standard method of delivery. We believe that the use of this device could significantly decrease the number of adverse events and improve retention and dose control of OpRegen in our clinical trials.

We completed enrollment in Cohorts 1-3 (12 patients) in the middle of 2018 and as previously reported, OpRegen was well tolerated with no unexpected systemic serious adverse events (SAEs) or ocular AEs. Importantly, there were several patients that exhibited improved retinal structure, reduction in drusen, alterations in the pattern of GA progression and indications of long-term survival of the OpRegen cells. We began enrollment of Cohort 4 (targeted for an additional 12 patients) shortly thereafter and treated three patients via the traditional route of administration. In 2019, we amended our clinical protocol to incorporate the Orbit SDS and our new thaw and inject formulation into our Phase 1/2a clinical trial. In February 2020, we announced that after reviewing promising preliminary data from the ongoing OpRegen Phase 1/2a clinical trial, our independent data safety monitoring board removed the protocol-mandated treatment stagger. The COVID pandemic slowed the rate of patient accrual but study enrollment was completed on November 10, 2020, with the treatment of the twelfth Cohort 4 patient, seven via the Orbit SDS and five via PPV/retinotomy. Five different surgeons at four centers successfully delivered OpRegen using the Orbit SDS and there were no unexpected AEs. Encouraging structural and clinical changes in these better vision patients, including better visual acuity and increased reading speed, are being followed and updates will be provided at major medical meetings or as findings merit.

In June 2020, we were able to report the first known example of retinal restoration following OpRegen administration in a Cohort 4 patient who was treated via the PPV/retinotomy route, with the findings confirmed by several independent reviewers. It is hypothesized that photoreceptor cells in the transition areas at the boundary of the GA are dysfunctional and dying, but not completely lost. The addition of new RPE cells may restore the microenvironment in surrounding tissue and contribute to the possibility of restoring function to existing cells that otherwise, if left untreated, would inevitably progress to further expansion of the atrophic region. Specifically, in this patient, the area of GA assessed at nine months following OpRegen treatment was approximately 25% smaller than the patient’s pre-treatment baseline. As reported in November at the 2020 American Academy of Ophthalmology (AAO) Annual Meeting, this patient continues to show signs of a smaller area of GA and improved visual acuity. This unprecedented finding supports the view that dry AMD is not an irreversible, degenerative condition and that some portion of diseased retinal tissue may be recoverable in atrophic end-stage disease patients.

With enrollment complete, patients are being followed for safety and efficacy as per protocol. We plan to present OpRegen data to the FDA in the third quarter of 2021 for discussion about a subsequent, comparative clinical trial.

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

Prior to its acquisition, Asterias tested OPC1 in two clinical trials: a five patient Phase 1 safety trial and a 25-patient Phase 1/2a dose escalation trial, which we call the SCiStar trial. The SCiStar trial was an open-label, single-arm trial testing three sequential escalating doses of OPC1 administered at up to 20 million OPC1 cells with subacute, C-4 to C-7, motor complete (AIS-A or AIS-B) cervical SCI. These individuals have essentially lost all movement below their injury site and experience severe paralysis of the upper and lower limbs. AIS-A patients have lost all motor and sensory function below their injury site, while AIS-B patients have lost all motor function but may retain some minimal sensory function below their injury site. OPC1 was administered 21 to 42 days post-injury. Patients continue to be followed by neurological exams and imaging procedures to assess the safety and activity of the product. Enrollment was completed in December 2017 and consisted of five cohorts:

Cohort	Injury Type; OPC1 Dose	# of Patients
Cohort 1	AIS-A; 2 million OPC1 cells (low dose for safety evaluation)	3
Cohort 2	AIS-A; 10 million OPC1 cells	6
Cohort 3	AIS-A; 20 million OPC1 cells*	6
Cohort 4	AIS-B; 10 million OPC1 cells	6
Cohort 5	AIS-B; 20 million OPC1 cells*	4

* One patient from Cohort 3 and one patient from Cohort 5 were administered 10 million cells.

In January 2019, top-line 12-month data from the SCiStar trial were announced by Asterias, which included the following key findings:

●	Positive Safety Profile. Magnetic resonance imaging (“MRI”) scans at 12 months post-injection of OPC1 showed no evidence of adverse changes in any of the 25 patients.

●	Cell Engraftment. All three patients in Cohort 1 and 21 of the 22 patients in Cohorts 2-5 had MRI scans at 12 months consistent with the formation of a tissue matrix at the injury site, which is encouraging evidence that OPC1 cells had engrafted at the injury site and helped to prevent cavitation.

●	Improved Motor Function. At 12 months, 21 of the 22 patients who were administered either 10 million or 20 million cells of OPC1 (Cohorts 2-5) recovered at least one motor level on at least one side, and seven of the 22 patients recovered two or more motor levels on at least one side. Motor level recovery was based on the upper extremity motor score (“UEMS”), as measured by the International Standards for Neurological Classification of Spinal Cord Injury (“ISNCSCI”). None of these patients saw decreased motor function following administration of OPC1, and patients consistently retained the motor function recovery seen through six months or saw further motor function recovery from six to 12 months.

In November 2019, we provided an update on the SCiStar trial that highlighted, among other things:

●	Positive Safety Profile. For the 21 SCiStar trial patients who had follow-up visits at 24 months post-injection of OPC1, MRI scans showed no evidence of adverse changes, and none of the patients had a decline in their motor function from their 12-month follow-up visit. There were no unexpected serious adverse events to date in any of these patients.

●	Improved Motor Function. All 3 Cohort 1 patients continued to be stable 2-4 years out post treatment. At 24 months, five of the six Cohort 2 patients recovered at least two motor levels on at least one side, and one Cohort 2 patient recovered three motor levels, which has been maintained through that patient’s 36-month follow-up visit. Motor level recovery was based on the UEMS as measured by the ISNCSCI.

In November 2020, the formal Clinical Study Report for the SCiStar study with the above supporting data was submitted to the FDA.

The FDA designated OPC1 as a Regenerative Medicine Advanced Therapy (“RMAT”), for the treatment of acute SCI and granted it Orphan Drug Designation, which includes the ability for increased interfacing with the FDA during clinical development, and a pathway to possible market exclusivity.

In 2019, we transferred all cGMP manufacturing processes, including the establishment of cell banks and the OPC1 process development and manufacturing for clinical studies, to our cell therapy manufacturing facility in Jerusalem, Israel. Improvements to the manufacturing process were completed in 2020 and include enhancements to the production process to ensure robust, controlled reproducible and commercially viable scale, and purity of OPC1. We also developed a thaw and inject formulation of OPC1 to facilitate logistics and handling at the point of care with the elimination of the dose preparation at the clinical site. An information amendment describing the new process, an improved analytical plan, and a proposed comparability plan has been filed with FDA. A meeting with the FDA is planned during the second half of 2021 to discuss our manufacturing improvements and the further development of OPC1 in SCI to best set the program up for success moving forward. Concurrently, we have announced a new partnership for the introduction of a novel delivery device for OPC1. Preliminary assessment of prototypes revealed promising compatibility with OPC1 product while simplifying the surgical procedure by providing surgeons with an instrument that is small, simple to use and would not require stopping the patient’s ventilator to perform the injection, allowing far more flexibility for accurate delivery to the injury site. We intend to complete development activities in the first half of 2021, then discuss with FDA the introduction of the new delivery device in our IND if supported by the collected data. We continue work to expand our partnerships with SCI advocacy and support organizations to support their mission to accelerate stem cell treatments to patients with unmet medical needs and fast-track the development of the most promising stem cell technologies.

VAC2

VAC2 is our lead product candidate for the treatment of cancer. Cancer afflicts millions worldwide and is one of the largest unmet clinical needs with current treatment options providing limited efficacy and a wide range of debilitating side effects. To provide a more effective and targeted treatment, we are developing VAC2 as an allogeneic, or non-patient specific, cancer vaccine candidate designed to stimulate patient immune responses to an antigen hTERT, which is commonly expressed in cancerous cells but not in normal adult cells. VAC2, is produced by our pluripotent cell technology using a directed differentiation method, and is comprised of a population of mature dendritic cells to which the hTERT antigen was introduced. As the most potent type of antigen presenting cell in the body, dendritic cells instruct our body’s immune system to attack and eliminate harmful pathogens and unwanted cells. To target cancerous cells, VAC2 is engineered to express the tumor-selective antigen telomerase, which is found in over 85% of all cancers. The tumor antigen is loaded exogenously into the dendritic cells. The VAC1 autologous program, which preceded VAC2, serves as an effective and encouraging proof of concept behind our approach to dendritic cell vaccines targeting telomerase, which is the backbone of the VAC2 program.

Using pluripotent cells as the starting material for VAC2 production adds several additional advantages to this therapeutic candidate. Compared to technologies that rely on the use of a patient’s own blood, our pluripotent cell technology provides a scalable system for production of a large number of vaccine doses in a single lot, lower manufacturing costs, greater product consistency, and more notably, off-the-shelf availability to provide broader and immediate access to patients. In addition, we believe that as an allogeneic therapy, VAC2 has the potential to stimulate a more robust immune response through an adjuvant effect resulting from the partial immune mismatch between the VAC2 cells and patients receiving the therapy. We believe that VAC2 can be used as a platform technology that can be modified to carry any antigen, including patient-specific tumor neo-antigens.

In September 2014, Asterias initiated clinical development of VAC2 by entering into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited (“CRT”), a wholly owned subsidiary of CRUK, under which CRUK agreed to fund Phase 1 clinical development of VAC2 in non-small cell lung cancer. CRUK is responsible, at its own cost, for manufacturing clinical grade VAC2 and for carrying out the Phase 1 clinical trial of VAC2. Patient enrollment began in June 2018 and six patients have now completed dosing in the initial aspect of the trial.

In May 2020, Lineage and its wholly owned subsidiary Asterias entered into a Second Amendment to Clinical Trial and Option Agreement (the “CTOA Amendment”) with CRUK and CRT, which amends the Clinical Trial and Option Agreement entered into between Asterias, CRUK and CRT dated September 8, 2014, as amended September 8, 2014. Pursuant to the CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK. CRUK will continue conducting the VAC2 study.

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

We completed the transfer of all cGMP manufacturing processes, including the establishment of cell banks and the VAC2 process development and manufacturing for clinical studies, to our cell therapy manufacturing facility in Jerusalem, Israel. In 2021, we will focus on updating and optimizing the manufacturing process for VAC to ensure reliable supply for future clinical studies and possible commercial development. An improved VAC manufacturing process will be the subject of a key interaction with FDA in the future to introduce VAC in an IND.

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

VAC1 utilized an autologous approach where the cellular vaccine needs to be created specifically for each patient. This results in a longer time prior to administration of therapy as compared to the allogeneic approach of the VAC2 program, which is disadvantageous in advanced cancer patients given the rapidity of disease progression. The VAC1 autologous program which preceded VAC2 serves as an effective and encouraging proof of concept behind our approach to dendritic cell vaccines targeting telomerase, which is the backbone of the VAC2 program.

Research Programs

Vision restoration

In 2017, we expanded our ophthalmology portfolio by acquiring exclusive global rights to technology that allows the generation of three-dimensional human retinal tissue derived from human pluripotent cells. This tissue contains all the cell types and layers of the human retina and has shown evidence of functional integration in proof of concept animal models for advanced retinal degeneration. The technology is being developed to potentially treat or prevent a variety of retinal degenerative diseases and injuries. In 2017, the National Institutes of Health (“NIH”) awarded us a grant of up to $1.6 million to further develop this innovative, next generation vision restoration program for retinal diseases and injuries, which severely impact the quality of life for millions of people who have limited treatment options. In 2019, we received an additional grant of $0.7 million to continue work on this program. We completed work under this grant in 2020 and submitted final reports to the NIH.

In 2020, the Israeli Innovation Authority approved a budgeted grant of approximately $0.6 million for us to manufacture novel retinal implants aimed to treat patients with severe retinal impairment such as retinitis pigmentosa. We are eligible for 60% reimbursement of our costs under this grant. This program allows us to combine our knowledge in manufacturing RPE cells and photoreceptors with 3D printing technology.

Demyelination

OPC1 exhibits multiple reparative properties that may have broad applicability to neurological injury and disease, particularly as a treatment for demyelination. Past research efforts investigated the potential development of OPC1 as a candidate treatment for certain forms of ischemic stroke and multiple sclerosis (“MS”), two severely debilitating conditions for which demyelination is a central component to their pathology.

To develop OPC1 as a treatment for MS, initial proof-of-concept efficacy data has been demonstrated in collaboration with Yale University using a non-human primate model of MS. Results of this study showed OPC1 engraftment that was associated with substantial remyelination of the lesioned primate spinal cord up to five months post-treatment. Subsequently, we initiated a collaboration with University of California Irvine to assess OPC1 efficacy in additional mouse models of MS that better recapitulate the autoimmune components of the disease. Preliminary results indicated that in addition to OPC1’s capacity to remyelinate the lesioned spinal cord, the cells may also help stimulate proliferation of a distinct class of immune cells known as regulatory T cells that can help reduce or eliminate autoimmunity.

For ischemic stroke, initial proof-of-concept efficacy data for OPC1 has been demonstrated in a collaborative study with the University of California Los Angeles using a mouse model of white matter ischemic stroke. Results of this study demonstrated that within the stroke injury site, OPC1 cells engrafted, reduced lesion formation and inflammation, and increased myelination, culminating in improved functional recovery. A second preclinical study was completed in collaboration with the University of South Florida to test two different doses of OPC1 in a rat model of ischemic subcortical and white matter stroke. Results from this study demonstrated the ability of OPC1 to impact the restoration of motor function in a rat model of white matter stroke. Further, histological assessments showed a treatment-associated reduction in stroke lesion size, including in the white matter, as well as reduced inflammation and sustained OPC1 engraftment in the injured brain.

While we are not actively pursuing OPC1 for MS and ischemic stroke at this time, we may use the results of these studies to seek additional funding and guide further preclinical development of OPC1 for these or other conditions of demyelination.

Products for Other Indications

We also have rights to intellectual property applicable to other indications such as for producing cardiomyocytes, pancreatic islet cells, hepatocytes, chondrocytes, osteoblasts and other cell types for which development of new therapies represent significant commercial opportunities. We may elect to pursue these or other programs at any time.

Other Products

We also have rights to HyStem, a patented biomaterial that mimics naturally occurring extracellular matrix, the structural network of molecules surrounding cells in organs and tissues essential to cellular function and tissue structure. HyStem may be useful as a scaffold for cell replacement and retention. We sold HyStem-related assets and licensed the applicable technology in late 2019, but retained the rights for other uses, including for Renevia, our facial aesthetics product, which received a Conformité Européenne (CE) Mark in September 2019.

Investments and subsidiaries:

The following tables show the companies in which we have a direct or indirect ownership, their respective principal fields of business, our percentage ownership as of March 5, 2021, and the country where their principal business is located:

Investments:

Company	Field of Business	Lineage Ownership	Country

OncoCyte Corporation(1)	Cancer diagnostics	~1%	USA
Hadasit Bio-Holdings Ltd.(1)	Owns a portfolio of R&D based companies	<2%	Israel

Significant subsidiaries:

Company	Field of Business	Lineage Ownership		Country
Cell Cure Neurosciences Ltd.	Development and manufacturing of Lineage’s cell replacement platform technology	99	%(2)	Israel
Asterias Biotherapeutics, Inc.(3)	Cell based therapeutics to treat neurological conditions	100%		USA
ES Cell International Pte. Ltd(4)	Research and clinical grade cell lines	100%		Singapore
OrthoCyte Corporation(4)(5)	Research in orthopedic diseases and injuries	99.8%		USA

(1)	These are publicly traded companies. See Notes to Consolidated Financial Statements: Note 4. Equity Method of Accounting for Common Stock of OncoCyte, at Fair Value.

(2)	Includes shares owned by Lineage and ES Cell International Pte. Ltd. (“ESI”).

(3)	Asterias was acquired by Lineage in March 2019. See Notes to Consolidated Financial Statements: Note 3. Asterias Merger.

(4)	The operating activities and fields of business listed under these subsidiaries are conducted primarily by Lineage as the parent company.

(5)	OrthoCyte Corporation (“OrthoCyte”) adopted a stock option plan under which it may issue up to 4,000,000 shares of its common stock to officers, directors, employees, and consultants of OrthoCyte and Lineage employees, including officers. As of December 31, 2020, no options to purchase OrthoCyte common stock were outstanding.

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

We own or license, directly or through our subsidiaries, several patent families that include hundreds of U.S. and international patents and patent applications. We cannot be certain that issued patents will be enforceable or provide adequate protection or that pending applications will result in issued patents.

OpRegen

We and our subsidiary, Cell Cure, have rights to issued U.S. and international patents and pending patent applications covering OpRegen. The issued patents have expiration dates ranging from 2028 to 2036. The pending applications if issued, will have estimated expiration dates ranging from 2028 to 2041. These U.S. and international issued patents and pending applications also include those in-licensed from Hadasit Medical Research Services and Development Ltd. (“Hadasit”), the commercial arm and a wholly owned subsidiary of Hadassah Medical Organization. We also solely own pending U.S. and Patent Cooperation Treaty (“PCT”) patent applications relating to cryopreserving the cell population and then shipping it to the clinical trial site so the cells can be immediately thawed and delivered to the patient without further processing. The U.S. patent applications, and any filed international patent applications based on the PCT applications, if issued, will have estimated expiration dates in 2038.

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

OPC1

We have numerous U.S. and international issued patents and pending patent applications that are relevant to neural cells, such as oligodendrocyte progenitor cells, including patent families acquired from Geron Corporation (“Geron”) that are directed to the differentiation of pluripotent stem cells, including human embryonic stem (“hES”) cells, into various neural cell types, as well as various culture and purification methods. These U.S. and international issued patents and pending patent applications also include those in-licensed from the Regents of the University of California. Additionally, there are four patent families with pending patent applications owned by us directed to improved methods of producing oligodendrocyte progenitor cells, oligodendrocyte progenitor cell compositions and methods of treatment of spinal cord injury using oligodendrocyte progenitor cells. There is also a patent family directed to improved methods of producing oligodendrocyte progenitor cells, oligodendrocyte progenitor cell compositions and methods for the treatment of stroke using oligodendrocyte progenitor cells which is jointly owned with the Regents of the University of California. The expiration dates of the patents and pending patent applications acquired from Geron and in-licensed from the Regents of the University of California range from 2023 to 2036. The estimated expiration dates of the four patent families with pending applications owned by us range from 2036 to 2040. The commercial success of OPC1 depends, in part, upon our ability to exclude competition for this product with the existing patent portfolio, regulatory exclusivity, undisclosed know-how and/or trade secrets, or a combination of these barriers to entry.

VAC1 and VAC2

We have numerous U.S. and international issued patents and pending patent applications that are relevant to dendritic cells, including patent families acquired from Geron or in-licensed from third parties that are directed to the differentiation of pluripotent stem cells, including hES cells, into hematopoietic progenitor cells and immature and mature dendritic cells. In addition, these patent rights include a patent family with claims directed to immunogenic compositions comprising antigen-presenting dendritic cells and methods of eliciting an anti-telomerase immune response in a subject by administering to the subject such compositions. The expiration dates of the patents, and the estimated expiration dates of the pending applications, acquired from Geron or in-licensed to us range from 2022 to 2041. The commercial success of VAC1 and VAC2 products depends, in part, upon our ability to exclude competition in these products with this patent portfolio, regulatory exclusivity, undisclosed know-how and/or trade secrets, or a combination of these barriers to entry.

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

We also have U.S. and international issued patents and pending applications covering Renevia, include those in-licensed from the University of Utah Research Foundation (“UURF”) having expiration dates ranging from 2023 to 2027, and a pending patent application in Europe having an estimated expiration date of 2024. We also solely own pending U.S. and European patent applications filed in 2018 that, if issued, will have estimated expiration dates in 2038.

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

Employees

As of December 31, 2020, we had 55 employees, of which 20 were Lineage employees and 35 were employees of Cell Cure in Israel and of which 49 were employed on a full-time basis and six were employed on a part-time basis. Ten employees hold Ph.D. degrees in one or more fields of science. None of our employees are covered by a collective bargaining agreement.

Manufacturing

We maintain an innovative cell therapy manufacturing facility in the Bio Park on the campus of the Hadassah University Hospital in Jerusalem, Israel. The facility includes process development laboratories and a state-of-the-art, cGMP manufacturing facility. It is designed and equipped to enable simultaneous cGMP processes and to produce a range of cell therapy products for human use in clinical trials as well as at a scale suitable for commercial launch. All cGMP manufacturing processes, including cell banks and product manufacturing for our cell therapy product candidates are conducted in this facility.

We obtain key components required for the manufacture of our cell therapy product candidates from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain certain key components used in the manufacture of our cell therapy product candidates.

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

Second Amendment to Clinical Trial and Option Agreement and License Agreement with Cancer Research UK

On May 6, 2020, Lineage and its wholly owned subsidiary Asterias entered into a Second Amendment to Clinical Trial and Option Agreement (the “CTOA Amendment”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited (“CRT”), which amends the Clinical Trial and Option Agreement entered into between Asterias, CRUK and CRT dated September 8, 2014, as amended September 8, 2014. Pursuant to the CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK. CRUK is continuing to conduct the VAC2 study.

Lineage and CRT effectuated the option by simultaneously entering into a license agreement (the “CRT License Agreement”) pursuant to which Lineage agreed to pay the previously agreed signature fee of £1,250,000 (approximately $1.6 million). In consideration of Lineage’s agreement to exercise the option prior to completion of the study, the parties agreed to defer the signature fee as follows: £500,000 in September 2020, £500,000 in January 2021 and £250,000 in April 2021. For the primary licensed product for the first indication, the CRT License Agreement provides for milestone fees of up to £8,000,000 based upon initiation of a Phase 3 clinical trial and the filing for regulatory approval and up to £22,500,000 in sales-based milestones payments. Additional milestone fees and sales-based milestone payments would be payable for other products or indications, and mid-single-digit royalty payments are payable on sales of commercial products.

Either party may terminate the CRT License Agreement for the uncured material breach of the other party. CRT may terminate the CRT License Agreement in the case of Lineage’s insolvency or if Lineage ceases all development and commercialization of all products under the CRT License Agreement.

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

Cell Cure agreed to pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the EU, whichever is the first to occur, and upon the first commercial sale in the United States or EU, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of December 31, 2020, Cell Cure had not accrued any of these milestone payments.

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

FDA Regulation of Advertising and Product Promotion

The FDA also regulates the content of advertisements used to market pharmaceutical and biologic products. Claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over another product, must be supported by clinical data filed as part of an NDA, a BLA, or an amendment to an NDA or a BLA, and must be consistent with the FDA-approved labeling and dosage information for that product.

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

Health Insurance Portability and Accountability Act and Other Health Information Privacy and Security Laws

The Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information, with respect to protecting the privacy, security, and transmission of protected health information. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for covered health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. Additionally, HITECH created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, to induce or in return for either the referral of an individual, or the furnishing, recommending, or arranging for the purchase, lease or order of any health care item or service reimbursable, in whole or in part, under a federal health care program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, ownership interests and providing anything at less than its fair market value. Recognizing that the federal Anti- Kickback Statute is broad and may prohibit certain common activities within the health care industry, the Office of Inspector General for HHS has issued a series of statutory exceptions and regulatory “safe harbors.” However, these exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection from prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and would be evaluated on a case-by-case basis based on a cumulative review of their facts and circumstances. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

The federal Physician Payments Sunshine Act which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. In addition, legislation enacted in 2017, informally known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. Since the enactment of the 2017 Tax Act, there have been additional amendments to certain provisions of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when or how the Supreme Court will rule. Accordingly, it is unclear how this decision, future decisions, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The likelihood of implementation of any of these, or the other Trump administration reform initiatives is uncertain, particularly in light of the new presidential administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Major Customers and Sources of Revenues

Major Sources of Revenues

The following table shows our major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Sources of Revenues	2020	2019
NIH grant income	21.2%	17.5%
IIA grant income (Cell Cure Neurosciences Ltd, Israel)	36.5%	40.5%
Royalties from product sales and licenses fees	42.3%	34.7%
Sale of research products	-%	7.3%

Geographic Area

	Year Ended December 31,
	2020	2019
United States	$1,160	$2,092
Foreign(1)	666	1,423
Total revenues	$1,826	$3,515

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

Competition

We face substantial competition in all fields of business in which we engage. That competition is likely to intensify as new products and technologies reach the market. Superior new products are likely to sell for higher prices and generate higher profit margins if acceptance by the medical community is achieved. Those companies that are successful at being the first to introduce new products and technologies to the market may gain significant economic advantages over their competitors in the establishment of a customer base and track record for the performance of their products and technologies. Such companies will also benefit from revenues from sales that could be used to strengthen their research and development, production, and marketing resources. Companies engaged in the medical products industry face the risk of obsolescence of their products and technologies as more advanced or cost-effective products and technologies are developed by competitors. As the industry matures, companies will compete based upon the performance and cost-effectiveness of their products. Specific efforts in the development of treatments for dry AMD include, but are not limited to, neuroprotection, reducing by-product accumulation, and suppressing inflammation. Specific approaches include small molecules, antibodies, and cell therapies. Some of these efforts have reached clinical development and at least one approach, complement inhibition, is currently in a Phase 3 clinical trial. We believe that replacing the entire cell rather than attempts to fix one aberrant pathway or signal confer a greater probability of success for individuals suffering with dry AMD.

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

We believe that some of our competitors are trying to develop pluripotent cells and human embryonic progenitor cell-based technologies and products that may compete with our stem cell products based on efficacy, safety, cost, and intellectual property positions. Ocata Therapeutics, Inc. (“Ocata”), which was acquired by a subsidiary of Astellas Pharma Inc. for approximately $379 million in 2016, and Retinal Patch Technologies Inc. have conducted clinical trials of hES cell products designed to treat dry AMD. If their products are proven to be safe and effective, they may reach the market ahead of OpRegen.

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

Our total operating losses for the fiscal years ended December 31, 2020 and 2019 were $26.4 million and $38.9 million, respectively, and we had an accumulated deficit of $294.1 million as of December 31, 2020. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $12.3 million and $17.9 million during the fiscal years ended December 31, 2020 and 2019, respectively. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.

At December 31, 2020, we had $41.6 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to fund our planned operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

Lawsuits have been filed and other lawsuits may be filed against Lineage and certain members of the Lineage and Asterias Biotherapeutics, Inc. (“Asterias”) boards of directors relating to our acquisition of Asterias (the “Asterias Merger”). An adverse ruling in any such lawsuit may result in additional payments and costs.

A putative class action lawsuit alleging breach of fiduciary duties in connection with the Asterias Merger is pending in the Delaware Chancery Court. As of December 31, 2020, the defendants are certain former members of Asterias’ board of directors and Lineage. The complaint alleges that the merger process was conflicted, that the consideration was inadequate, and that the proxy statement filed by Asterias was misleading. The complaint seeks, among other things, certification of a class, rescission of the merger or monetary damages, and attorneys’ fees and costs.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (CA) modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2020, we had net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes of approximately $169.9 million and $118.6 million, respectively. Included in these amounts are NOLs acquired through the merger with Asterias (see below). A portion of the federal and state NOL carryforwards will begin to expire, if not utilized, in varying amounts between 2027 and 2037. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states that we may operate in will conform to the federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in 2020 California enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.

As part of the merger with Asterias, we acquired various tax attribute carryforwards including federal and California NOLs of $52.8 million and $41.9 million, respectively, as well as California research and development credits of $2.4 million. As a result of the merger, Asterias incurred an ownership change under Section 382 of the IRC, which places annual limits on the amount of these NOLs that are available to offset income. Because of the annual limitation, the total amount of these NOLs is not immediately available to offset future income. The California research and development credit of $2.4 million has no expiration date.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.

We are organized in the United States, and currently have subsidiaries in Israel and Singapore. If we succeed in growing our business, we expect to conduct increased operations through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that such arrangements be priced the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the value of such arrangements. Our transfer pricing policies were formulated with the assistance of third-party experts. We are in the process of obtaining a formal transfer pricing report. However, after we receive such report, we do not intend to amend our returns for prior years. Whether we obtain a formal transfer pricing study with outside experts or not, our transfer pricing procedures will not be binding on applicable tax authorities.

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

As of December 31, 2020, we had an equity investment in OncoCyte, a U.S. publicly traded company. As of December 31, 2020, the value of our investment in OncoCyte was approximately $8.7 million based on its closing stock price as of that date. If OncoCyte were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of its common stock and the valuation of our investment could be negatively affected. If OncoCyte were to fail and ultimately cease operations, we may lose the entire value of our investment. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.

In April 2020, we received a loan for $523,305 from Axos Bank under the Paycheck Protection Program (“PPP”) contained within the new CARES Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (SBA). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, we are eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by us, all or part of such loan could be forgiven. However, we cannot provide any assurance that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income. We applied for full forgiveness of the PPP loan on September 30, 2020.

Risks Related to Government Regulation

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, including anti-kickback and false claims laws, transparency laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our current and future operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and healthcare professional transparency laws and regulations. These laws may impact, among other things, our research activities and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH”) and their implementing regulations, which imposes certain requirements on covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information, relating to the privacy, security, and transmission of individually identifiable health information;

●	The Physician Payments Sunshine Act which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations, and, beginning in 2020 will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.

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

Separately, in response to the global COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In July 2020 domestic inspections restarted only on a risk-based basis. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The ACA and future changes to that law may adversely affect our business.

As a result of the adoption of the ACA, in the United States, substantial changes have been made to the system for paying for healthcare in the United States. Among the ACA’s provisions of importance to our industry are that it:

●	created the branded prescription pharmaceutical manufacturers and importers annual fee;

●	increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

●	created new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

●	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expanded the entities eligible for discounts under the Public Health program;

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

●	created a licensure framework for follow on biologic products.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is uncertain when or how the Supreme Court will rule. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the new presidential administration. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the new presidential administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Although we have manufacturing capability through Cell Cure for OpRegen, OPC1, and VAC2 in Israel, we will need greater manufacturing capacity if we are to successfully commercialize our products. Unless we can raise the capital required to construct our own commercial scale manufacturing facilities and can develop the expertise to manage and operate a manufacturing facility of our own, we may need to rely on third-party manufacturers to manufacture any products we develop. There is no assurance that we will be able to identify manufacturers on acceptable terms or at all. Regardless of whether we do our own manufacturing or rely on third parties to manufacture products for us, we will face risks related to the manufacture of our products including these risks:

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

The ongoing COVID-19 pandemic may adversely affect our operations, including the conduct of our clinical trials.

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

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K. formally left the EU on January 31, 2020, which is commonly referred to as Brexit, with a transition period that ended December 31, 2020.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit and the new Trade and Cooperation Agreement between the European Union and the U.K. that took provisional effect on January 1, 2021 could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, the U.K. is no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency and a separate process for authorization of drug products, including our product candidates, will be required in the U.K. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the affected nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

Part of Cell Cure’s research and development efforts have been financed, partially, through grants that it has received from the IIA and when we acquired our holdings in Cell Cure, we undertook in writing, vis-à-vis the IIA, to abide by, and to ensure the abidance of Cell Cure to, the Innovation Law. We therefore must comply with the requirements of the Innovation Law and related regulations. As of December 31, 2020, we received approximately $15.4 million of such grants.

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

We received $14.3 million of funding from CIRM to support clinical development of OPC1. We intend to apply for additional CIRM grants, if available; however, we cannot provide any assurance that such grants will be awarded. If we are unable to obtain another CIRM grant, we will need to raise funds through other mechanisms to support future clinical studies of OPC1, which may take additional time and effort. If capital is not immediately available, this may force us to amend, delay, or discontinue the clinical trial and development work for OPC1 until funding is secured.

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

Our directors, executive officers and their affiliates, in the aggregate, owned approximately 27% of our outstanding common shares as of December 31, 2020. As a result, these shareholders, if acting together, will be able to heavily influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common shares and might ultimately affect the market price of our common shares.

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

As of December 31, 2020, Lineage had 153,095,883 common shares outstanding, 16,214,547 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, 92,700 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan, and 1,089,900 common shares subject to warrants.

In addition, in May 2020 we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which we may, but are not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. As of December 31, 2020, we made $5.1 million in sales under the Sales Agreement (which excludes $0.3 million of cash in transit related to 2020 sales that settled in 2021).

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

General

In general, we believe that our properties are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See the Notes to Consolidated Financial Statements – Note 14. Commitments and Contingencies included elsewhere in this Report.

Lineage Facilities

Our corporate headquarters comprise 8,841 square feet of rentable space in an office park in Carlsbad, California. We also sublease 2,432 square feet of space in Alameda, California.

Cell Cure Facilities

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in the Bio Park on the campus of the Hadassah University Hospital in Jerusalem, Israel under a lease that expires on December 31, 2025. We have an option to extend the term for an additional 5 years.

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

Holders

As of March 1, 2021, there were 384 record holders of our common shares. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common shares is held of record through brokerage firms in “street name.”

Dividend Policy

We have not paid dividends on our common shares. We currently intend to retain any earnings for use in the operations of our business. We, therefore, do not anticipate paying cash dividends on our common shares in the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission, during the year ended December 31, 2020, there were no unregistered sales of equity securities by us during the year ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Accordingly, we are not required to provide the information required by this item in this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2020, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2020 as compared to the year ended December 31, 2019. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this Report, particularly in “Item 1A. Risk Factors.”

Overview

We are a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Specifically, we are testing therapies to treat dry age-related macular degeneration (“AMD”), spinal cord injuries, and non-small cell lung cancer. Our programs are based on our proprietary cell-based therapy platform and associated development and manufacturing capabilities. From this platform, we develop and manufacture specialized, terminally or functionally differentiated human cells from established and well-characterized pluripotent cell lines. These differentiated cells are developed either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount an effective immune response to cancer.

We have three allogeneic, or “off-the-shelf,” cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry AMD with geographic atrophy. There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is the leading cause of blindness in people over the age of 60.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for acute spinal cord injuries. This clinical trial has been partially funded by the California Institute for Regenerative Medicine.

●	VAC2, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, the world’s largest independent cancer research charity.

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

During the year ended December 31, 2020, we received approximately $12.6 million in gross proceeds in connection with our sale of shares of OncoCyte and AgeX. In August 2020, we also received $24.6 million from Juvenescence Limited (“Juvenescence”), representing principal and accrued interest under a promissory note we received in connection with our sale of AgeX shares to Juvenescence in August 2018.

We no longer hold any common stock in AgeX. The value of our OncoCyte holdings as of March 5, 2021, was approximately $4.2 million, based on the closing price of its common stock on that date. In this Report, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business Operations and Capital Requirements—The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by poor business performance.”

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

Marketable Equity Securities – We account for our shares in OncoCyte and HBL (and previously AgeX) as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below.

OncoCyte and AgeX shares have readily determinable fair values quoted on the NYSE American under trading symbols “OCX” and “AGE”. The HBL shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) under trading symbol “HDST” where share prices are denominated in New Israeli Shekels (NIS).

Prior to September 11, 2019, we accounted for our OncoCyte shares held at fair value, using the equity method of accounting. On September 11, 2019, Lineage’s ownership percentage decreased from 24% to 16% when it sold 4.0 million shares of OncoCyte common stock. Accordingly, as the ownership percentage was reduced to less than 20%, we are no longer considered to exercise significant influence over OncoCyte and are now accounting for our OncoCyte holdings as marketable equity securities. Prior to the Asterias Merger completed on March 8, 2019, we accounted for our Asterias shares held at fair value, using the equity method of accounting.

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

Stock-based compensation – We follow accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based compensation awards made to directors and employees, including employee stock options, based on estimated fair values. We utilize the Black-Scholes option pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the expected term of options granted, which is derived using the simplified method, which is an average of the contractual term of the option and its vesting period, as we do not have sufficient historical exercise data. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards. Forfeitures are accounted for as they occur.

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

Income taxes – We account for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We file a U.S. federal income tax return as well as various state and foreign income tax returns. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions, and consequently the estimates, change in the future with respect to our own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on our consolidated financial statements. We recognize accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Revenues

The following table shows our revenues for the years ended December 31, 2020 and 2019 (amounts in thousands except percentages).

	Year Ended December 31,		$ Increase/	% Increase/
	2020	2019	(Decrease)	(Decrease)
Grant revenues	$1,053	$2,037	$(984)	(48%)
Royalties from product sales and license fees	773	1,221	(448)	(37%)
Sale of research products and services	-	257	(257)	(100%)
Total revenues	1,826	3,515	(1,689)	(48%)
Cost of sales	(385)	(412)	(27)	(7%)
Gross profit	$1,441	$3,103	$(1,662)	(54%)

Total revenues for the year ended December 31, 2020 were $1.8 million compared to $3.5 million for the year ended December 31, 2019. The decrease of $1.7 million is primarily due to a $1.0 million decrease in grant revenue, a $0.4 million decrease in royalties from product sales and license fees and a $0.3 million decrease in the sale of research products and services due to the cessation of such sales.

Grant revenues are generated primarily by our subsidiary Cell Cure Neurosciences Ltd (“Cell Cure”) from the Israel Innovation Authority (“IIA”) for the development of OpRegen® and our bio retina program, and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”). The decreases in our grant revenues for the year ended December 31, 2020 as compared to the year ended December 31, 2019, were primarily due to less grant-related activities. Grant revenues generated by Cell Cure from the IIA for the development of OpRegen and our bio retina program (commencing in 2020) amounted to $0.7 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, and grant revenues generated by the NIH grant amounted to $0.4 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

Royalties from product sales and license fees are generated from non-exclusive license agreements with multiple third parties. A majority of our royalties from product sales and license fees for the year ended December 31, 2020 are related to technologies that were acquired in the Asterias Merger. The decrease of $0.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to the impact from a $0.6 million upfront, non-refundable payment for a new license agreement with a third party for the use of certain patents related to the culture of undifferentiated pluripotent stem cells in suspension that was recorded in 2019.

Operating Expenses

The following table shows our operating expenses for the years ended December 31, 2020 and 2019 (amounts in thousands, except percentages).

	Year Ended December 31,				$	%
	2020		2019		Decrease	Decrease
Research and development expenses	$12,317		$17,948		$(5,631)	(31%)
General and administrative expenses	15,571	(1)	24,031	(2)	(8,460)	(35%)

(1)	Includes $0.7 million of acquisition related costs for the Asterias Merger.
(2)	Includes $5.1 million of acquisition related costs for the Asterias Merger.

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

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects for the periods presented (amounts in thousands, except percentages).

	Year Ended December 31, (unaudited)
	Amount		Percent of Total
Program	2020	2019	2020	2019
OpRegen® and other ophthalmic applications	$5,569	$12,069	45%	67%
OPC1	3,958	4,488	32%	25%
VAC platform	2,472	322	20%	2%
Renevia and all other	318	1,069	3%	6%
Total research and development expenses	$12,317	$17,948	100%	100%

Research and development expenses for the year ended December 31, 2020 were $12.3 million as compared to $17.9 million for the year ended December 31, 2019. The decrease of $5.6 million is mainly attributable to the following:

●	a decrease of $6.5 million in OpRegen and other ophthalmic application expenses, attributable primarily to a decrease in manufacturing activities in 2020 as compared to 2019,
●	a decrease of $0.5 million in OPC1 related expenses, primarily related to return of unspent project funds of approximately $0.8 million from a former Asterias service provider,
●	a decrease of $0.8 million in Renevia and other related expenses as Renevia received a CE Mark in September 2019 and we are spending less on research activities as we are actively looking for a commercialization partner in Europe, offset by
●	an increase of $2.2 million in VAC program expenses, primarily related to the accrual of the signature fee of £1.25 million ($1.6 million) to Cancer Research UK.

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

General and administrative expenses for the year ended December 31, 2020 were $15.6 million as compared to $24.0 million for the year ended December 31, 2019. The total net decrease of $8.4 million was primarily attributable to a $5.5 million reduction in Asterias Merger related expenses, a $2.1 million reduction in compensation costs as a result of headcount reductions in 2019, a $0.9 million reduction in accounting expenses, a $0.5 million reduction in rent and utilities, a $0.3 million reduction in travel expenses, a $0.3 million reduction in office and information technology related expenses and a $0.2 million reduction in consulting expenses, offset by a $0.9 million increase related to the cessation of shared services reimbursements and a $0.5 million increase in legal and patent expenses.

Other income and expenses, net

The following table shows the amount of other income, net, during the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Other income, net
Interest income, net	$1,039	$1,685
Gain on sale of marketable equity securities	4,560	2,421
Unrealized loss on marketable equity securities	(3,782)	(2,898)
Gain on sale of equity method investment in OncoCyte	-	546
Unrealized gain on equity method investment in OncoCyte at fair value	-	8,001
Unrealized gain on equity method investment in Asterias at fair value	-	6,744
Unrealized (loss) gain on warrant liability	(174)	611
Other income, net	2,880	2,532
Total other income, net	$4,523	$19,642

Interest income and expense, net – During the years ended December 31, 2020 and 2019, we earned $1.0 million and $1.5 million of interest income, respectively, from our promissory note with Juvenescence Limited (“Juvenescence”).

Gain on equity method investment in Asterias – Prior to the closing of the Asterias Merger on March 8, 2019, we owned 21.7 million shares of common stock of Asterias, which we accounted for at fair value using the equity method of accounting. The fair value of our Asterias shares was approximately $20.2 million as of March 8, 2019, the closing date of the Asterias Merger, based on $0.93 per share, which was calculated by multiplying: (i) $1.31, the closing price of our common shares on such date; by (ii) the merger exchange ratio of 0.71. The fair value of our Asterias shares was approximately $13.5 million as of December 31, 2018, based on the closing price of Asterias common stock of $0.62 per share on such date. Accordingly, we recorded an unrealized gain of $6.7 million for the year ended December 31, 2019, representing the change in fair value of Asterias common stock from December 31, 2018 to March 8, 2019.

Gain (loss) on investment in OncoCyte – Prior to September 11, 2019, we elected to account for our shares of OncoCyte common stock at fair value using the equity method of accounting. We sold 2.25 million shares of OncoCyte common stock for net proceeds of $4.2 million in July 2019. Accordingly, our ownership in OncoCyte was reduced from 28% to 24%. We sold an additional 4.0 million shares of OncoCyte common stock for net proceeds of $6.5 million on September 11, 2019. Our ownership in OncoCyte was further reduced to 16% at this time. Effective September 11, 2019, we began accounting for our shares of OncoCyte common stock as marketable equity securities.

As of December 31, 2019, we had 8.4 million shares of OncoCyte common stock. These shares had a fair value of $19.0 million, based on the closing price of OncoCyte common stock of $2.25 per share on December 31, 2019.

As of December 31, 2020, we owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $8.7 million, based on the closing price of OncoCyte common stock of $2.39 per share on December 31, 2020,

For the year ended December 31, 2020, we recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. In the same period, we also recorded an unrealized loss of $2.5 million related to our OncoCyte shares. The unrealized loss is comprised of $3.7 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte stock price, which is offset by $1.2 million related to the shares remaining at December 31, 2020 and the increase in OncoCyte’s stock price from $2.25 at December 31, 2019 to $2.39 at December 31, 2020. For the year ended December 31, 2019, we recorded a realized gain of $0.5 million due to sales of OncoCyte shares in the period. We also recorded an unrealized gain of $8.8 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $2.25 per share at December 31, 2019. $8.0 million of the unrealized gain was recorded as an unrealized gain on an equity method investment as it was prior to September 11, 2019; the remaining $0.8 million was recorded as an unrealized gain on marketable equity securities.

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

Marketable equity securities – We account for the shares we held in Hadasit Bio-Holdings (“HBL”) and AgeX as marketable equity securities, carried at fair market value on our consolidated balance sheets.

For the year ended December 31, 2020, we recorded realized gains of $0.8 million and $0.6 million due to sales of AgeX shares and HBL shares, respectively, in the period.

For the year ended December 31, 2020, we recorded unrealized losses of $1.3 million related to our AgeX shares. $0.5 million of the unrealized loss was related to the difference between the book cost basis of AgeX shares sold in the period versus the applicable prior month’s ending AgeX share price and an additional $0.8 million was related to mark to mark adjustments throughout the year on the remaining shares of AgeX at each applicable period.

Other income and expenses, net – Other income and expenses, net, in 2020 and 2019 consist primarily of net foreign currency transaction gains and losses recognized by Cell Cure and ESI, and changes in the fair value of the Cell Cure liability classified warrants. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable by Cell Cure to Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability (the “OncoCyte DTL”) based on the closing prices of the shares, less our tax basis in the shares. The OncoCyte DTL is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the OncoCyte DTL. The OncoCyte DTL is determined based on the closing prices of the OncoCyte shares as of December 31, 2020. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project the OncoCyte DTL on an annual basis. Therefore, the OncoCyte DTL is determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, and are recorded in the accounting period in which they occur.

In connection with the Asterias Merger, a deferred tax liability of $10.8 million (the “Asterias DTL”) was recorded as part of the acquisition accounting (see Note 3). The Asterias DTL is related to fair value adjustments for the assets and liabilities acquired in the Asterias Merger, principally consisting of IPR&D. This estimate of deferred taxes was determined based on the excess of the estimated fair values of the acquired assets and liabilities over the tax basis of the assets and liabilities acquired. The statutory tax rate was applied, as appropriate, to the adjustment based on the jurisdiction in which the adjustment is expected to occur. Because the IPR&D (prior to completion or abandonment of the R&D) is considered an indefinite-lived asset for accounting purposes, the fair value of the IPR&D on the acquisition date creates a deferred income tax liability in accordance with ASC 740. The Asterias DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Lineage’s respective federal and state income tax rates. While the Asterias DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, those events are not anticipated under ASC 740 for purposes of predicting reversal of a temporary difference to support the realization of deferred tax assets, except for certain deferred tax assets and credit carryforwards that are also indefinite in nature as of the Asterias Merger date, which may be considered for reversal under ASC 740 as further discussed below.

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

For the year ended December 31, 2020, Lineage recorded a $1.2 million deferred tax benefit for income taxes.

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

Liquidity and Capital Resources

At December 31, 2020, we had $41.6 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in OncoCyte and HBL. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, AgeX and OncoCyte, payments from research grants, royalties from product sales and sales of research products and services. At December 31, 2020, we had an accumulated deficit of approximately $294.1 million, working capital of $36.2 million and shareholders’ equity of $95.1 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $41.6 million in cash, cash equivalents and marketable equity securities at December 31, 2020, provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

On March 8, 2019, the Asterias Merger closed and Asterias became our wholly owned subsidiary. We began consolidating Asterias’ operations and results with our operations and results beginning on March 8, 2019. As we integrated Asterias’ operations into our own, we made extensive reductions in headcount and reduced non-clinical related spend, in each case, as compared to Asterias’ operations before the merger. We implemented significant cost savings initiatives and achieved reduced operational spend in 2020 compared to prior periods.

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

Cash used in operating activities

Net cash used in operating activities of $19.8 million for the year ended December 31, 2020 primarily reflects the loss from operations of $26.4 million adjusted for the changes in assets and liabilities of $1.3 million. These items were offset primarily by non-cash expenses of $2.2 million for stock-based compensation and $2.1 million of depreciation and amortization. The unrealized gains on equity method investments and marketable securities, foreign currency remeasurement and deferred tax benefit are non-cash items that had no effect on cash flows.

Net cash used in operating activities of $31.9 million for the year ended December 31, 2019 primarily reflects the loss from operations of $38.9 million adjusted for the changes in assets and liabilities of $2.1 million. These items were offset primarily by non-cash expenses of $3.6 million for stock-based compensation and $3.1 million of depreciation and amortization. The unrealized gains on equity method investments and marketable securities, foreign currency remeasurement and deferred tax benefit are non-cash items that had no effect on cash flows.

Cash used in investing activities

Cash provided by investing activities of $13.0 million for the year ended December 31, 2020 was associated primarily with receipts of $10.9 million from sales of a portion of our OncoCyte holdings, $1.3 million in sales of our AgeX holdings and $0.8 million in sales of a portion of our HBL holdings.

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

Cash provided by financing activities

Cash provided by financing activities of $29.9 million for the year ended December 31, 2020 was associated primarily with proceeds of $24.6 million from payment of the Juvenescence promissory note, gross proceeds of $5.1 million from sales of our common shares in at-the-market transactions under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co (which excludes $0.3 million of cash in transit related to 2020 sales that settled in 2021), and proceeds of $0.5 million from a Paycheck Protection Program (“PPP”) loan under the Coronavirus Aid, Relief, and Economic Security Act, all offset by $0.4 million in financing costs.

Cash provided by financing activities of $0.6 million for the year ended December 31, 2019 was associated primarily with $0.8 million in landlord reimbursements for tenant improvements, offset by $0.1 million in common shares received and retired for employee taxes paid.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined under the rules of the Securities and Exchange Commission.

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

Shareholders and Board of Directors

Lineage Cell Therapeutics, Inc.

Carlsbad, California

Opinion on the Consolidated Financial Statements

We have audited the consolidated balance sheets of Lineage Cell Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets Impairment Assessment - In-Process Research and Development

Description of the Matter

As described in Note 7 to the consolidated financial statements, the Company’s in-process research and development indefinite-lived intangible assets had a balance of $46.5 million as of December 31, 2020.

Indefinite-lived intangible assets are tested for impairment annually and when events or changes in circumstances indicate that the asset might be impaired. As part of its indefinite-live intangible asset impairment assessment, management estimates the fair values of the Company’s indefinite-lived intangible assets using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. The discounted cash flow model is dependent upon management’s estimates of future cash flows and other factors such as estimates of (i) future operating performance, including future sales, long-term growth rates, operating margins, discount rates, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, and (ii) future economic conditions.

Auditing the Company’s impairment analysis of its indefinite-lived intangible assets is complex because of the significant judgment and estimates used by management in developing the fair value measurement of in-process research and development intangible assets. This in turn leads to significant audit effort and a high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s estimated cash flows, including significant assumptions related to future sales, long-term growth rates, operating margins, discount rates, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, and future economic conditions in determining the fair value of each of the in-process research and development intangible assets.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, obtaining an understanding of and evaluating management’s process for identifying potential impairment events; evaluating the appropriateness of the cash flow model used in the impairment testing process; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of the significant assumptions used by management, including the future cash flow projections and discount rates. We evaluated the reasonableness of management’s assumptions for future cash flow projections and discount rates in consideration of (i) the current and past performance of the asset group, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ OUM & CO. LLP

San Francisco, California

March 11, 2021

We have served as the Company’s auditor since 2014.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,585	$9,497
Marketable equity securities	8,977	21,219
Promissory note from Juvenescence (Note 5)	-	23,616
Trade accounts and grants receivable, net	4	317
Receivables from affiliates, net	-	7
Prepaid expenses and other current assets	2,433	2,863
Total current assets	43,999	57,519

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 14)	5,630	8,175
Deposits and other long-term assets	616	864
Goodwill	10,672	10,672
Intangible assets, net	47,032	48,248
TOTAL ASSETS	$107,949	$125,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,813	$5,226
Financing lease and right-of-use liabilities, current portion (Note 14)	762	1,223
Deferred revenues	193	45
Liability classified warrants, current portion	1	-
Total current liabilities	7,769	6,494

LONG-TERM LIABILITIES
Deferred tax liability	2,076	3,315
Deferred revenues, net of current portion	-	200
Right-of-use lease liability, net of current portion (Note 14)	2,514	3,868
Financing lease, net of current portion	26	77
Liability classified warrants and other long-term liabilities	437	277
TOTAL LIABILITIES	12,822	14,231

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common shares, no par value, authorized 250,000 shares; 153,096 and 149,804 shares issued and outstanding as of December 31, 2020 and 2019, respectively	393,944	387,062
Accumulated other comprehensive loss	(3,667)	(681)
Accumulated deficit	(294,078)	(273,422)
Lineage Cell Therapeutics, Inc. shareholders’ equity	96,199	112,959
Noncontrolling interest (deficit)	(1,072)	(1,712)
Total shareholders’ equity	95,127	111,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,949	$125,478

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2020	2019
REVENUES:
Grant revenue	$1,053	$2,037
Royalties from product sales and license fees	773	1,221
Sale of research products and services	-	257
Total revenues	1,826	3,515

Cost of sales	(385)	(412)

Gross profit	1,441	3,103

OPERATING EXPENSES:
Research and development	12,317	17,948
General and administrative	15,571	24,031
Total operating expenses	27,888	41,979
Loss from operations	(26,447)	(38,876)

OTHER INCOME, NET:
Interest income, net	1,039	1,685
Gain on sale of marketable securities	4,560	2,421
Gain on sale of equity method investment in OncoCyte	-	546
Unrealized loss on marketable equity securities	(3,782)	(2,898)
Unrealized gain on equity method investment in OncoCyte at fair value	-	8,001
Unrealized gain on equity method investment in Asterias at fair value	-	6,744
Unrealized (loss) gain on warrant liability	(174)	611
Other income, net	2,880	2,532
Total other income, net	4,523	19,642
LOSS BEFORE INCOME TAXES	(21,924)	(19,234)

Income tax benefit	1,239	7,407
NET LOSS	(20,685)	(11,827)

Net loss attributable to noncontrolling interest	36	118

NET LOSS ATTRIBUTABLE TO LINEAGE	$(20,649)	$(11,709)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.14)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	150,044	145,533

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2020	2019
NET LOSS	$(20,685)	$(11,827)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(2,986)	(2,107)
COMPREHENSIVE LOSS	(23,671)	(13,934)
Less: comprehensive loss attributable to noncontrolling interest	36	118
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(23,635)	$(13,816)

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

	Preferred Shares		Common Shares				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Noncontrolling Interest/(Deficit)	Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2018	-	$-	127,136	$354,270	$(261,856)	$(1,594)	$1,426	$92,246
Shares issued in connection with the Asterias Merger	-	-	24,696	32,352	-	-	-	32,352
Shares retired in connection with the Asterias Merger	-	-	(2,622)	(3,435)	-	-	-	(3,435)
Shares issued for settlement of Lineage Warrants	-	-	252	302	-	-	-	302
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	189	(110)	-	-	-	(110)
Stock-based compensation	-	-	-	3,501	-	-	-	3,501
Stock-based compensation for shares issued upon vesting of Asterias restricted stock units attributable to post combination services	-	-	60	79	-	-	-	79
Shares issued through ATM	-	-	93	103	-	-	-	103
Adjustment upon adoption of leasing standard	-	-	-	-	143	-	-	143
Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,107)	(2,107)
NET LOSS	-	-	-	-	(11,709)	(118)	-	(11,827)
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247
Shares issued through ATM	-	-	3,095	5,404	-	-	-	5,404
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	47	(27)	-	-	-	(27)
Shares issued for services	-	-	150	119	-	-	-	119
Stock-based compensation	-	-	-	2,227	-	-	-	2,227
Financing related fees	-	-	-	(209)	-	-	-	(209)
Dissolution of BioTime Asia	-	-	-	(676)	(7)	676	-	(7)
Hadasit non-cash warrant exercise	-	-	-	44	-	-	-	44
Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,986)	(2,986)
NET LOSS	-	-	-	-	(20,649)	(36)	-	(20,685)
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(20,649)	$(11,709)
Net loss attributable to noncontrolling interest	(36)	(118)
Adjustments to reconcile net loss attributable to Lineage to net cash used in operating activities:
Unrealized gain on equity method investment in OncoCyte at fair value	-	(8,001)
Unrealized gain on equity method investment in Asterias at fair value	-	(6,744)
Gain on sale of marketable equity securities	(4,560)	(2,967)
Unrealized loss on marketable equity securities	3,782	2,898
Income tax benefit	(1,239)	(7,407)
Depreciation expense, including amortization of leasehold improvements	823	1,002
Amortization of right-of-use assets	72	129
Amortization of intangible assets	1,216	1,998
Stock-based compensation	2,227	3,580
Common stock issued for services	119	-
Change in unrealized loss (gain) on warrant liability	174	(611)
Write-off of security deposit	150	-
Amortization of deferred license fee	(200)	-
Foreign currency remeasurement and other (gain) loss	(2,957)	(2,367)
(Gain) loss on sale of assets	(20)	273
Realized loss on warrant exercise	44	-
Dividend received	-	182
Changes in operating assets and liabilities:
Accounts and grants receivable, net	287	467
Accrued interest receivable	(1,008)	(1,512)
Receivables from affiliates, net of payables	7	2,105
Prepaid expenses and other current assets	1,575	(260)
Accounts payable and accrued liabilities	308	(2,885)
Deferred revenue and other liabilities	132	-
Net cash used in operating activities	(19,753)	(31,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of OncoCyte common shares	10,941	10,738
Proceeds from the sale of AgeX common shares	1,290	1,734
Proceeds from the sale of Hadasit common shares	830	1,743
Cash and cash equivalents acquired in the Asterias Merger	-	3,117
Purchase of property and equipment	(64)	(440)
Proceeds from sale of assets	23	82
Security deposit paid and other	18	(17)
Net cash provided by investing activities	13,038	16,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from payment of Juvenescence promissory note	24,624	-
Common shares received and retired for employee taxes paid	(27)	(110)
Proceeds from sale of subsidiary warrants	-	(40)
Proceeds from sale of common shares	5,127	103
Payments for offering costs	(356)	-
Repayment of financing lease liabilities	(26)	(30)
Proceeds from Paycheck Protection Program (“PPP”) Loan (Note 8)	523	-
Reimbursement from landlord on tenant improvements	-	764
Repayment of principal portion of promissory notes	-	(70)
Net cash provided by financing activities	29,865	617

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	70

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,087	(14,303)
At beginning of year	10,096	24,399
At end of year	$33,183	$10,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$20	$28

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Receivable from sale of common shares in at the market offering	$269	$-
Receivable from sale of AgeX common shares	-	41
Issuance of common shares for the Asterias Merger (Note 3)	-	32,353
Assumption of liabilities in the Asterias Merger	-	982
Assumption of warrants in the Asterias Merger	-	867
Issuance of common shares for settlement of Lineage Warrants	-	332

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

General – Lineage Cell Therapeutics, Inc. (“Lineage”) is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Lineage’s focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Specifically, Lineage is testing therapies to treat dry age-related macular degeneration, spinal cord injuries, and non-small cell lung cancer. Lineage’s programs are based on its proprietary cell-based therapy platform and associated development and manufacturing capabilities. From this platform, Lineage develops and manufactures specialized, terminally or functionally differentiated human cells from its pluripotent and progenitor cell starting materials. These differentiated cells are transplanted into a patient either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or administered as a means of helping the body mount an effective immune response to cancer.

Lineage has three allogeneic, or “off-the-shelf,” cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy. There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is the leading cause of blindness in people over the age of 60.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for acute spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine.

●	VAC2, cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, the world’s largest independent cancer research charity.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”).

During the year ended December 31, 2020, we received approximately $12.6 million in gross proceeds in connection with our sale of shares of OncoCyte and AgeX. In August 2020, we also received $24.6 million from Juvenescence Limited (“Juvenescence”), representing principal and accrued interest under a promissory note we received in connection with our sale of AgeX shares to Juvenescence in August 2018.

We no longer hold any common stock in AgeX. The value of our OncoCyte holdings as of March 5, 2021, was approximately $4.2 million, based on the closing price of its common stock on that date.

Though our principal focus is on advancing our three cell therapy programs currently in clinical development, we may seek to create additional value through corporate transactions, as we have in the past, or by initiating new programs using our protocols or with new protocols and cell lines.

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

Investment in OncoCyte

Lineage has significant equity holdings in OncoCyte, which Lineage founded and, in the past, was a majority-owned consolidated subsidiary until February 17, 2017, when Lineage deconsolidated OncoCyte’s financial statements. OncoCyte is focused on developing and commercializing laboratory-developed tests to serve unmet medical needs across the cancer care continuum. As of December 31, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock, or 5.4% of its outstanding shares (see Note 4).

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

Principles of consolidation

Lineage’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of December 31, 2020.

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

All material intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2020, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

Since inception, Lineage has incurred significant operating losses and has funded its operations primarily through sale of common stock of AgeX and OncoCyte, both former subsidiaries, sale of common stock of Hadasit Bio-Holdings (“HBL”), receipt of research grants, royalties from product sales, license revenues, sales of research products and issuance of equity securities.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares (“ATM Shares”) from time to time in at-the-market transactions under the Sales Agreement. As of December 31, 2020, Lineage raised $5.1 million in gross proceeds under the Sales Agreement (which excludes $0.3 million in cash in transit related to 2020 sales that settled in 2021) and during the first quarter through March 5, 2021, Lineage raised $19.9 million in gross proceeds under the Sales Agreement (which includes $0.3 million in cash in transit related to 2020 sales that settled in 2021). On March 5, 2021, Lineage filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) in connection with the offer and sale of an additional $25 million of ATM Shares.

At December 31, 2020, Lineage had an accumulated deficit of approximately $294.1 million, working capital of $36.2 million and shareholders’ equity of $95.1 million. Lineage has evaluated its projected cash flows and believes that its $41.6 million of cash, cash equivalents and marketable equity securities are sufficient to fund Lineage’s planned operations for at least the next twelve months from the issuance date of the condensed consolidated financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

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

Marketable Equity Securities – Lineage accounts for the shares it holds in OncoCyte and HBL (and AgeX previously) as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below.

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

Revenue Recognition – Lineage recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), and in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it is entitled to receive in exchange for such product or service. In doing so, Lineage follows a five-step approach: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. Lineage considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. Lineage applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

Lineage’s largest source of revenue is currently related to government grants. In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. Lineage has, and will continue to, account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If Lineage or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then Lineage is required to estimate and recognize that liability. Alternatively, if Lineage or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred (see Note 14).

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported. As of December 31, 2020, deferred grant revenue was $193,000.

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

For the years ended December 31, 2020 and 2019, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Years Ended December 31,
	2020	2019
Stock options	16,215	15,060
Lineage Warrants (1) (Note 3)	1,090	1,090
Restricted stock units	93	166

(1)	Although the Lineage Warrants are classified as liabilities, these warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be anti-dilutive for the period presented.

Restricted Cash – In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, Lineage explains the change during the year in the total of cash, cash equivalents and restricted cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown on the condensed consolidated statements of cash flows.

Lineage has several certificates of deposit as required under our facility leases and credit card program. Lineage is restricted from using this cash for working capital purposes. At December 31, 2020, Lineage maintains $420,000 pursuant to the Cell Cure Leases, $100,000 pursuant to its credit card program and $78,000 pursuant to the Alameda Lease. Amounts related to the Cell Cure Leases and credit card program are recorded in deposits and other long-term assets and the amount related to the Alameda Lease is recorded in prepaid expenses and other current assets, as this certificate of deposit is expected to be released within the first quarter of 2021.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$32,585	$9,497
Restricted cash included in deposits and other long-term assets (see Note 14)	520	599
Restricted cash included in prepaid expenses and other current assets (see Note 14)	78	-
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$33,183	$10,096

Lease accounting and impact of adoption of the new lease standard – On January 1, 2019, Lineage adopted ASU 2016-02, Leases (Topic 842, “ASC 842”) and its subsequent amendments affecting Lineage: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases; and (ii) ASU 2018-11, Leases (Topic 842): Targeted improvements, using the modified retrospective method.

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

In connection with the adoption on ASC 842 on January 1, 2019, Lineage derecognized net book value of leasehold improvements and corresponding lease liabilities of $1.9 million and $2.0 million, respectively, which was the carrying value of certain operating leases as of December 31, 2018, included in property and equipment and lease liabilities, respectively, recorded pursuant to build to suit lease accounting under the previous ASC 840 lease standard. The derecognition of these amounts from the superseded ASC 840 lease standard was offset by a cumulative effect adjustment of $0.1 million as a reduction of Lineage’s accumulated deficit on January 1, 2019. These build to suit leases were primarily related to Lineage’s prior leases in Alameda, California and Cell Cure’s leases in Jerusalem, Israel (See Note 14). ASC 842 requires build to suit leases recognized on Lineage’s consolidated balance sheets as of December 31, 2018 to be derecognized upon the adoption of the new lease standard and be recognized in accordance with the new standard on January 1, 2019.

The adoption of ASC 842 had a material impact in Lineage’s consolidated balance sheets, with the most significant impact resulting from the recognition of ROU assets and lease liabilities for operating leases with remaining terms greater than twelve months on the adoption date. Lineage’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged (see Note 14).

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

Cash and cash equivalents – Lineage considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, Lineage had $28.8 million and $6.6 million in money market funds, respectively, considered to be cash equivalents.

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

Property and equipment, net – Property and equipment is stated at cost and is being depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term. (See Note 6).

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

Transactions with noncontrolling interests of subsidiaries - Lineage accounts for a change in ownership interests in its subsidiaries that does not result in a change of control of the subsidiary by Lineage under the provisions of ASC 810-10-45-23, Consolidation – Other Presentation Matters, which prescribes the accounting for changes in ownership interest that do not result in a change in control of the subsidiary, as defined by GAAP, before and after the transaction. Under this guidance, changes in a controlling shareholder’s ownership interest that do not result in a change of control, as defined by GAAP, in the subsidiary are accounted for as equity transactions. Thus, if the controlling shareholder retains control, no gain or loss is recognized in the statements of operations of the controlling shareholder. Similarly, the controlling shareholder will not record any additional acquisition adjustments to reflect its subsequent purchases of additional shares in the subsidiary if there is no change of control. Only a proportional and immediate transfer of carrying value between the controlling and the noncontrolling shareholders occurs based on the respective ownership percentages.

Research and development expenses - Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development are expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in the consolidated statements of operations.

General and administrative expenses - General and administrative expenses consist of compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead such as facilities and equipment rent and maintenance, insurance costs allocated to general and administrative expenses, costs of patent applications, prosecution and maintenance, stock exchange-related costs, depreciation expense, marketing costs, and other miscellaneous expenses which are allocated to general and administrative expense.

Foreign currency translation adjustments and other comprehensive income or loss - In countries in which Lineage operates where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. Foreign currency translation adjustments are primarily attributable to Cell Cure and ESI, Lineage’s consolidated foreign subsidiaries. For the years ended December 31, 2020 and 2019, comprehensive loss includes foreign currency translation adjustments, net of tax, of $3.0 million and $2.1 million, respectively.

Foreign currency transaction gains and losses - For transactions denominated in other than the functional currency of Lineage or its subsidiaries, Lineage recognizes transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The majority of Lineage’s foreign currency transaction gains and losses are generated by Cell Cure’s intercompany debt due to Lineage, which are U.S. dollar-denominated, while Cell Cure’s functional currency is the Israeli New Shekel (“ILS”). At each balance sheet date, Lineage remeasures the intercompany debt using the current exchange rate at that date pursuant to ASC 830, Foreign Currency Matters. These foreign currency remeasurement gains and losses are included in other income and expenses, net.

Income taxes - Lineage accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Lineage files a U.S. federal income tax return as well as various state and foreign income tax returns. Lineage’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Lineage assumptions, and consequently the estimates, change in the future with respect to Lineage’s own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on Lineage’s consolidated financial statements. Lineage recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense; however, no amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019.

Stock-based compensation - Lineage follows accounting standards governing share-based payments in accordance with ASC 718, Compensation – Stock Compensation, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees, including employee stock options, based on estimated fair values. Lineage utilizes the Black-Scholes option pricing model for valuing share-based payment awards. Lineage’s determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by Lineage’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the expected term of options granted, which is derived using the simplified method, which is an average of the contractual term of the option and its vesting period, as we do not have sufficient historical exercise data. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards. Forfeitures are accounted for as they occur.

Although the fair value of employee stock options is determined in accordance with FASB guidance, changes in the assumptions can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

Royalties from product sales and license fees - Lineage’s performance obligations in agreements with certain customers is to provide a license to allow customers to make, import and sell company licensed products or methods for preclinical studies and commercial use. Customers pay a combination of a license issue fee paid up front and a sales-based royalty, if any, in some cases with yearly minimums. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by Lineage is a functional license with significant standalone functionality and provides customers with the right to use Lineage’s intellectual property. This allows Lineage to recognize revenue on the license issue fee at a point in time at the beginning of the contract, which is when the customer begins to have use of the license. Variable consideration related to sales-based royalties is recognized only when (or as) the later of one or more of the following events occur: (a) a sale or usage occurs, or (b) the performance obligation to which some, or all, of the sales-based or usage-based royalty that has been allocated and has been satisfied or partially satisfied. Due to the contract termination clauses, Lineage does not expect to receive all of the minimum royalty payments throughout the term of the agreements. Therefore, Lineage fully constrains recognition of the minimum royalty payments as revenues until its customers are obligated to pay, which is generally within 60 days prior to the beginning of each year the minimum royalty payments are due.

Grant revenues - In applying the provisions of Topic 606, Lineage has determined that government grants are out of the scope of Topic 606 because the government entities do not meet the definition of a “customer”, as defined by Topic 606, as there is not considered to be a transfer of control of good or services to the government entities funding the grant. Lineage has, and will continue to, account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If Lineage or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then Lineage is required to estimate and recognize that liability. Alternatively, if Lineage or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred.

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported.

Revenue Recognition by Source and Geography - Revenues are recognized when control of the promised goods or services is transferred to customers, or in the case of governmental entities funding a grant, when allowable expenses are incurred, in an amount that reflects the consideration Lineage or a subsidiary, depending on which company has the customer or the grant, expects to be entitled to in exchange for those goods or services.

The following table presents Lineage’s consolidated revenues disaggregated by source (in thousands).

	Year Ended December 31,
	2020	2019
REVENUES:
Grant revenue	$1,053	$2,037
Royalties from product sales and license fees	773	1,221
Sale of research products and services	-	257
Total revenues	$1,826	$3,515

The following table presents consolidated revenues, disaggregated by geography, based on the billing addresses of customers, or in the case of grant revenues, based on where the governmental entities that fund the grant are located (in thousands).

	Year Ended December 31,
	2020	2019
REVENUES:
United States	$1,160	$2,092
Foreign (1)	666	1,423
Total revenues	$1,826	$3,515

(1)	Foreign revenues are primarily generated from grants in Israel.

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

Recently Issued Accounting Pronouncements Not Yet Adopted - The following accounting standards, which are not yet effective, are presently being evaluated by Lineage to determine the impact that they might have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. Lineage adopted this standard as of January 1, 2021 and it is not expected to have a material impact on the consolidated financial statements.

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

As of December 31, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021. Lineage is accounting for the outstanding Lineage Warrants as a liability at fair value, with subsequent changes to the fair value of the Lineage Warrants at each reporting period thereafter included in the consolidated statement of operations (see Note 11).

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

During the years ended December 31, 2020 and 2019, Lineage incurred $0.7 million and $5.1 million, respectively, in acquisition related costs which were recorded in general and administrative expenses in the accompanying consolidated statements of operations.

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

As of December 31, 2019, we had 8.4 million shares of OncoCyte common stock. These shares had a fair value of $19.0 million, based on the closing price of OncoCyte common stock of $2.25 per share on December 31, 2019.

During the year ended December 31, 2020, Lineage sold approximately 4.8 million shares of OncoCyte common stock for net proceeds of $10.9 million.

As of December 31, 2020, we owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $8.7 million, based on the closing price of OncoCyte common stock of $2.39 per share on December 31, 2020.

For the year ended December 31, 2020, we recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. In the same period, we also recorded an unrealized loss of $2.5 million related to its OncoCyte shares. The unrealized loss is comprised of $3.7 million related to the difference between the book cost basis of OncoCyte shares sold in the period versus the applicable prior month’s ending OncoCyte stock price, which is offset by $1.2 million related to the shares remaining at December 31, 2020 and the increase in OncoCyte’s stock price from $2.25 at December 31, 2019 to $2.39 at December 31, 2020.

For the year ended December 31, 2019, we recorded a realized gain of $0.5 million due to sales of OncoCyte shares in the period. We also recorded an unrealized gain of $8.8 million due to the increase in OncoCyte’s stock price from $1.38 per share at December 31, 2018 to $2.25 per share at December 31, 2019. $8.0 million of the unrealized gain was recorded as an unrealized gain on an equity method investment as it was prior to September 11, 2019; the remaining $0.8 million was recorded as an unrealized gain on marketable equity securities.

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

The Promissory Note bore interest at 7% per annum, with principal and accrued interest payable at maturity on August 30, 2020. The Promissory Note was paid in full for a total of $24.6 million on August 28, 2020.

For the years ended December 31, 2020, and 2019, Lineage recognized $1,008,000 and $1,512,000, respectively, in interest income on the Promissory Note.

The Shared Facilities Agreement was terminated on July 31, 2019 with respect to the use of Lineage’s office and laboratory facilities and September 30, 2019 with respect to all other remaining shared services.

6. Property and Equipment, Net

At December 31, 2020 and 2019, property and equipment, net were comprised of the following (in thousands):

	December 31,
	2020	2019
Equipment, furniture and fixtures	$3,628	$4,148
Leasehold improvements	2,472	2,862
Right-of-use assets (1)	3,845	5,756
Accumulated depreciation and amortization	(4,315)	(4,591)
Property and equipment, net	$5,630	$8,175

(1)	Lineage adopted ASC 842 on January 1, 2019. For additional information on this standard and right-of-use assets and liabilities see Notes 2 and 14.

Property and equipment at December 31, 2020 and 2019 includes $79,000 and $96,000 financed by capital leases, respectively. In September 2020, Lineage terminated its leases in Alameda and entered into a new lease for a reduced amount of square footage. This resulted in a net reduction to right-of-use assets of approximately $1.4 million. In December 2020, Cell Cure extended ones of its leases (“the Original Cell Cure Lease”) for an additional five years, which resulted in a net increase to right-of-use assets of $0.6 million. See additional information in Note 14.

Depreciation and amortization expense amounted to $0.9 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, Lineage sold equipment with a net book value of $32,000 and recognized a loss of $9,000. Lineage also wrote off assets with net book values of $156,000, with $104,000 of this amount related to the termination of its leases in Alameda. Additionally, Lineage sold non-capitalized assets for a net gain of $72,000.

During the year ended December 31, 2019, Lineage sold equipment with a net book value of $209,000 and recognized a loss of $109,000. Primarily in connection with the close out of the Asterias facility, Lineage also sold non-capitalized assets for a net gain of $337,000.

Gains related to the sale of assets are included in research and development expenses on the statement of operations. Write offs of assets are included in other income, net on the statement of operations.

7. Goodwill and Intangible Assets, Net

At December 31, 2020 and 2019, goodwill and intangible assets, net consisted of the following: (in thousands):

	December 31,
	2020	2019
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC2 (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (2)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization	(19,111)	(17,895)
Intangible assets, net	$47,032	$48,248

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger (see Note 3).

(2)	See Note 3 for information on the Asterias Merger which was consummated on March 8, 2019.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized $1.2 million and $2.0 million in amortization expense of intangible assets during the years ended December 31, 2020 and 2019, respectively.

Amortization of intangible assets for periods subsequent to December 31, 2020 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2021	$210
2022	130
2023	130
2024	22
Total	$492

8. Accounts Payable and Accrued Liabilities

At December 31, 2020 and 2019, accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accounts payable	$2,611	$2,427
Accrued compensation	1,959	1,549
Accrued liabilities	1,711	1,246
PPP loan payable	523	-
Other current liabilities	9	4
Total	$6,813	$5,226

Accrued liabilities includes $1.0 million related to the signature fee owed to Cancer Research UK, as described in Note 14.

PPP Loan Payable

In April 2020, Lineage received a loan for $523,305 from Axos Bank under the PPP contained within the new Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (“SBA”). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, Lineage will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by Lineage, all or part of such loan could be forgiven. Lineage believes that all or a substantial portion of the PPP loan is eligible for forgiveness within one year and classifies the loan as a short-term liability. On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law, retroactively allowing a deduction of the expenses that gave rise to the PPP loan forgiveness, that was previously denied under the CARES Act. California has partially adopted the federal tax treatment. On February 17, 2021, California issued an Immediate Action Agreement, allowing companies to deduct up to $150,000 in expenses covered by the PPP loan. However, Lineage cannot provide any assurance whether the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in Lineage’s taxable income for federal or California purposes. Lineage applied for full forgiveness of the PPP loan on September 30, 2020.

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

In connection with the relocation of Lineage’s corporate headquarters to Carlsbad, California, Lineage entered into a plan of termination with certain Lineage employees with potential separation payments in the aggregate of $0.7 million. Termination dates for these individuals range from August 9, 2019 to September 30, 2019. These employees had to provide services related to the transition of services and activities in connection with the relocation and be an employee of Lineage as of their date of termination in order to receive separation benefits. Lineage recorded the aggregate liability ratably over their respective service periods from June 2019 through the above termination dates, in accordance with ASC 420. As of December 31, 2019, all separation payments had been made.

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

We measure cash, cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for December 31, 2020 and 2019 (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,585	$32,585	$-	$-
Marketable securities	8,977	8,977	-	-

Liabilities:
Lineage Warrants	1	-	-	1
Cell Cure Warrants	437	-	-	437

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$9,497	$9,497	$-	$-
Marketable securities	21,219	21,219	-	-

Liabilities:
Lineage Warrants	20	-	-	20
Cell Cure Warrants	257	-	-	257

We have not transferred any instruments between the three levels of the fair value hierarchy.

In determining fair value, Lineage utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value.

Marketable securities include our positions in OncoCyte and HBL. These securities have readily determinable fair values quoted on the NYSE American or TASE stock exchanges. These securities are measured at fair value and reported as current assets on the consolidated balance sheets based on the closing trading price of the security as of the date being presented.

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

The Use Fees charged to OncoCyte and AgeX shown above were not reflected in revenues, but instead Lineage’s general and administrative expenses and research and development expenses are shown net of those charges in the consolidated statements of operations.

For the year ended December 31, 2019, Lineage charged Use Fees of $2,176,000 to OncoCyte and AgeX; $890,000 was offset against general and administrative expenses and $1,286,000 was offset against research and development expenses.

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

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, and Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through December 31, 2020, Lineage has incurred a total of $359,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

As part of financing transactions in which there were multiple other purchasers, Broadwood Partners, L.P. purchased 1,000,000 shares, 2,000,000 shares and 623,090 shares of OncoCyte common stock from Lineage in July 2019, September 2019 and January 2020, respectively.

11. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 shares of preferred stock. The preferred shares may be issued in one or more series as the board of directors may by resolution determine. The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of December 31, 2020, no shares of preferred stock were issued or outstanding.

Common Shares

At December 31, 2020, Lineage was authorized to issue 250,000,000 common shares, no par value. As of December 31, 2020 and 2019, Lineage had 153,095,883 and 149,804,284 issued and outstanding common shares, respectively.

During the years ended December 31, 2020 and 2019, Lineage issued 47,000 and 189,000 common shares, net of shares withheld and retired for employee taxes paid, respectively, for vested restricted stock units (see Note 12).

At-the-Market (“ATM”) Offering

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage (“ATM Shares”) having an aggregate offering price of up to $25,000,000. Lineage is not obligated to sell any ATM Shares. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the ATM Shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the ATM Shares are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017. As of December 31, 2020, Lineage sold 3,094,322 ATM Shares for gross and net proceeds of $5.1 million and $5.0 million, respectively (in each case, which excludes $0.3 million of cash in transit related to 2020 sales that settled in 2021). In the first quarter of 2021 through March 5, 2021, Lineage sold an additional 7,941,122 ATM Shares for gross and net proceeds of $19.9 million and $19.3 million, respectively (in each case, which includes $0.3 million of cash in transit related to 2020 sales that settled in 2021). On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25 million of ATM Shares under the Sales Agreement.

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

Warrants

Lineage (previously Asterias) Warrants – Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, Lineage assumed outstanding Asterias Warrants. As of December 31, 2020, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, which were converted to Lineage Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per warrant share and expire on May 13, 2021.

Cell Cure Warrants – Liability Classified

Cell Cure has two sets of issued warrants (the “Cell Cure Warrants”). Warrants to purchase 24,566 Cell Cure ordinary shares at an exercise price of $40.5359 were issued to HBL in July 2017. These warrants expire in July 2022. Warrants to purchase 13,738 Cell Cure ordinary shares at exercise prices ranging from $32.02 to $40.02 per share were issued to consultants. 11,738 of these warrants were cashless exercised in October 2020. The expense related to the cashless exercise was approximately $44,000 and it was recorded as other income/(expense), net on the statements of operations. The remaining 2,000 warrants have an exercise price of $40.00 and expire in January 2024.

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

The fair value of the Cell Cure Warrants at the time of issuance was determined by using the Black-Scholes option pricing model using the respective contractual term of the warrants. In applying this model, the fair value is determined by applying Level 3 inputs, as defined by ASC 820; these inputs are based on certain key assumptions including the fair value of the Cell Cure ordinary shares, adjusted for lack of marketability, as appropriate, and the expected stock price volatility over the term of the Cell Cure Warrants. The fair value of the Cell Cure ordinary shares is determined by Cell Cure’s Board of Directors, which may engage a valuation specialist to assist it in estimating the fair value, or may use recent transactions in Cell Cure shares, if any, as a reasonable approximation of fair value, or may apply other reasonable methods to determining the fair value, including a discount for lack of marketability. In connection with the cashless exercise in October 2020, Cell Cure had an independent third-party update the fair value of the Cell Cure shares. Lineage determines the stock price volatility using historical prices of comparable public company common stock for a period equal to the remaining term of the Cell Cure Warrants. The Cell Cure Warrants are revalued each reporting period using the same methodology described above, with changes in fair value included as gains or losses in other income and expenses, net, in the consolidated statements of operations.

For the years ended December 31, 2020 and 2019, Lineage recorded a noncash loss of $0.2 million and a noncash gain of $0.1 million, respectively, for the increase/decrease in the fair value of the Cell Cure Warrants included in other income and expenses, net for each period. The increase in the fair value of the Cell Cure Warrants was mainly attributable to an increase in the fair value of the Cell Cure shares due to additional progress made on the OpRegen program in 2020. As of December 31, 2020 and 2019, the Cell Cure Warrants, valued at $0.4 million and $0.3 million, respectively, were included in long-term liabilities on the consolidated balance sheets.

12. Stock-Based Awards

Equity Incentive Plan Awards

Effective November 8, 2019, Lineage adopted an amendment changing the name of the BioTime, Inc. 2012 Equity Incentive 2012 Plan to the Lineage Cell Therapeutics, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights. As of December 31, 2020, a maximum of 24,000,000 common shares were available for grant under the 2012 Plan. Recipients of stock options are eligible to purchase common shares at an exercise price equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 2012 Plan is 10 years. Stock options generally vest over a four-year period based on continuous service; however, the 2012 Plan allows for other vesting periods. Upon the expiration of the restrictions applicable to an RSU, Lineage will either issue to the recipient, without charge, one common share per RSU or cash in an amount equal to the fair market value of one common share. RSUs granted from the 2012 Plan reduce the shares available for grant by two shares for each RSU granted.

A summary of Lineage’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2018	1,885	13,867	402	$2.44
Adjustment due to the AgeX Distribution	117	(2)	3	-
Increase to the 2012 Plan	8,000	-	-	-
Options granted	(3,581)	3,581	-	1.06
Options forfeited	2,736	(2,736)	-	2.13
Restricted stock units vested	-	-	(239)	-
December 31, 2019	9,157	14,710	166	$2.17
Options granted	(5,256)	5,256	-	0.71
Options forfeited	4,101	(4,101)	-	2.61
Restricted units vested	-	-	(73)	-
December 31, 2020	8,002	15,865	93	$1.57
Options exercisable at December 31, 2020		8,341		$2.16

As of December 31, 2020, options outstanding and options exercisable under the 2012 Plan have a weighted-average remaining contractual term of 6.3 years and 4.1 years, respectively, and intrinsic value of $7.4 million and $0.9 million, respectively.

In connection with the vested RSUs during the year ended December 31, 2020, Lineage paid $27,000 in minimum employee withholding taxes in exchange for 26,000 vested Lineage common shares issuable to the employees and immediately retired those shares. For the year ended December 31, 2020, Lineage recorded a noncash stock-based compensation expense of $0.1 million, in connection with the vested RSUs, included in consolidated stock-based compensation expense.

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

A summary of activity under the Asterias Equity Plan from the closing date of the Asterias Merger through December 31, 2020 is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
March 8, 2019	5,190	-	-	$-
Options granted	(490)	490	-	1.59
Options forfeited	140	(140)	-	1.63
December 31, 2019	4,840	350	-	$1.57
Options granted	-	-	-	-
Options forfeited	-	-	-	-
December 31, 2020	4,840	350	-	$1.57
Options exercisable at December 31, 2020		153		$1.57

As of December 31, 2020, options outstanding and options exercisable under the Asterias Equity Plan both have a weighted-average remaining contractual term of 8.2 years and intrinsic value of $67,000 and $29,000, respectively.

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Year Ended December 31,
	2020	2019
Expected life (in years)	6.2	6.0
Risk-free interest rates	0.8%	2.2%
Volatility	67.7%	63.1%
Dividend yield	-%	-%

The weighted-average estimated fair value of stock options granted under the 2012 Plan and other stock option awards granted outside of the 2012 Plan, during the years ended December 31, 2020 and 2019 was $0.43 and $0.68 per share, respectively.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$464	$516
General and administrative	1,763	3,064
Total stock-based compensation expense	$2,227	$3,580

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

As of December 31, 2020, total unrecognized compensation costs related to unvested stock options under Lineage’s 2012 Plan was $3.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

13. Income Taxes

For the year ended December 31, 2020, Lineage recorded a $1.2 million deferred tax benefit for income taxes.

For the year ended December 31, 2019, Lineage recorded a $7.4 million valuation allowance release and corresponding benefit for income taxes. This was comprised of a federal and state deferred income tax benefit of $3.6 million and $3.8 million, respectively, for the year ended December 31, 2019 due to the indefinite lived assets generated in the period and the release of the valuation allowance. The Company also recorded a current foreign income tax expense of $31,000 for the year ended December 31, 2019.

The domestic and foreign breakout of loss before net income tax benefit was as follows:

	December 31,
	2020	2019
Domestic	$(17,500)	(7,303)
Foreign	(4,424)	(11,931)
Loss before net income tax benefit	$(21,924)	(19,234)

Income taxes differed from the amounts computed by applying the indicated current U.S. federal income tax rate to pretax losses from operations as a result of the following:

	Year Ended December 31,
	2020	2019
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	1%	3%
Removal of DTL for equity investment in Asterias due to merger	-%	22%
Permanent differences	-%	(1)%
Change in valuation allowance	(17)%	(106)%
Establish DTL for deferred assets from Asterias Merger	-%	42%
Deconsolidation of AgeX and subsidiaries net deferred tax assets	-%	3%
State tax benefit, net of effect on federal income taxes	3%	54%
Foreign rate differential and other	(2)%	1%
Income tax benefit	6%	39%

The primary components of the deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2020	2019
Net operating loss carryforwards	$63,941	$62,060
Research and development and other credits	8,878	8,619
Patents and licenses	1,178	1,220
Stock options	2,131	2,708
Operating lease liability	242	832
Operating lease ROU assets	(215)	(775)
Equity method investments and marketable securities at fair value	(15,685)	(19,367)
Other, net	1,523	984
Total	61,993	56,281
Valuation allowance	(64,069)	(59,596)
Net deferred tax liabilities	$(2,076)	$(3,315)

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

As of December 31, 2020, Lineage has gross net operating loss carryforwards of approximately $169.9 million for federal purposes. As of December 31, 2020, Lineage’s foreign subsidiaries have net operating loss carryforwards of approximately $88.3 million which carryforward indefinitely.

As of December 31, 2020, Lineage has net operating losses of $118.6 million for state tax purposes.

As of December 31, 2020, Lineage has research tax credit carryforwards for federal and state tax purposes of $3.2 million and $5.7 million, respectively. These tax credits reflect the amounts for Lineage, Asterias and OrthoCyte as of December 31, 2020. With the announcement of the California agreement with the Senate, allowing a deduction of up to $150,000 for expenses paid with the PPP loan proceeds, any amount disallowed for California, that relates to R&D wages, may be limited. For federal purposes, the credits generated each year have a carryforward period of 20 years. The federal tax credits expire in varying amounts between 2020 and 2040, while the state tax credits have no expiration period.

On August 5, 2020, Lineage began the liquidation of its foreign subsidiary BioTime Asia. At the time of the liquidation, BioTime Asia had an intercompany payable due to Lineage. For book purposes, the corresponding balances eliminate in consolidation. For federal purposes, the activities of their foreign subsidiaries are not included in the consolidated tax return. Accordingly, the payable was written off for tax purposes by Lineage, creating a $3.6 million bad debt deduction increasing its NOL carryover. For California, the activities of its foreign subsidiaries, including BioTime Asia, are included in the combined tax return. As such, the corresponding intercompany balances are eliminated.

Other Transactions and Related Impact on Income Taxes

The market value of the respective shares Lineage holds in OncoCyte, AgeX and Asterias (through the merger date of March 8, 2019) creates a deferred tax liability to Lineage based on the closing price of the security, less the tax basis of the security Lineage has in such shares. The deferred tax liability generated by shares that Lineage holds as of December 31, 2020 and 2019, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of those deferred tax liabilities. This deferred tax liability is determined based on the closing price of those securities as of December 31, 2020 and 2019.

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

Lineage files a U.S. federal income tax return as well as various state and foreign income tax returns. In general, Lineage is no longer subject to tax examination by major taxing authorities for years before 2016. Although the statute is closed for purposes of assessing additional income and tax in these years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the statute should be considered open as it relates to the NOL and credit carryforwards used in open years.

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

Lineage’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2020 and 2019, Lineage has no accrued interest and penalties.

14. Commitments and Contingencies

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California (the “Carlsbad Lease”). The term of the Carlsbad Lease commenced on August 1, 2019 and expires on October 31, 2022.

Base rent under the Carlsbad Lease as of August 1, 2020 is $18,386 per month and will increase by 3% annually on every August 1 thereafter during the lease term. Base rent for the first twenty-four months of the lease is based upon a deemed rentable area of 7,000 square feet. Base rent is abated for months two through five of the lease.

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

Alameda Leases and Alameda Sublease

In December 2015, Lineage entered into leases of office and laboratory space located in two buildings in Alameda, California (the “Alameda Leases”) comprised of 22,303 square feet (the “1010 Atlantic Premises”) and 8,492 square feet (the “1020 Atlantic Premises”). Base rent under the Alameda Leases beginning on February 1, 2020 was $72,636 per month with annual increases of approximately 3%. In addition to base rent, Lineage paid a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for its obligations, Lineage provided the landlord with a security deposit of approximately $424,000, which was reduced to $78,000 on January 24, 2019 in accordance with the terms of the lease. The security deposit amount is considered restricted cash and is included in prepaid expenses and other current assets as of December 31, 2020 (See Note 2).

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

On September 11, 2020, Lineage entered into a Lease Termination Agreement with the landlord terminating the Alameda Leases effective as of August 31, 2020 for the 1020 Atlantic Premises and September 30, 2020 for the 1010 Atlantic Premises. In consideration for the termination of the leases, Lineage paid a termination fee of $130,000 and other amounts due under the terms of the Alameda Leases through the applicable effective termination dates, except that no rent was due with respect to the 1020 Atlantic Premises after July 31, 2020. Lineage’s security deposit is expected to be returned to Lineage by March 31, 2021. Lineage paid a separate termination fee of $30,000 to Industrial Microbes in connection with the termination of the Industrial Microbes Sublease and returned the $56,000 security deposit paid by Industrial Microbes. For the period of sublease from mid-April 2020 through September 2020, Lineage received $119,000 in rental income from Industrial Microbes.

Lineage will continue to occupy approximately 2,432 square feet of the 1010 Atlantic Premises under a new sublease agreement (the “Alameda Sublease”). The term of the Alameda Sublease is from October 1, 2020 through January 31, 2023. Base rent under the Alameda Sublease is $14,592 per month with annual increases of 3% each October 1 thereafter during the lease term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000 under the Alameda Sublease; this amount is considered restricted cash and is included in deposits and other long-term assets as of December 31, 2020 (see Note 2).

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

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires December 31, 2025, with an option to extend the lease for 5 years (the “Original Cell Cure Lease”). Base monthly rent is NIS 39,776 (approximately US $12,200 per month using the December 7, 2020 exchange rate). In addition to base rent, Cell Cure pays a pro rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

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

Prior to the adoption of ASC 842 on January 1, 2019, Cell Cure was considered the owner of the tenant improvements under construction under ASC 840-40-55 as Cell Cure, among other things, had the primary obligation to pay for construction costs and Cell Cure retains exclusive use of the leased facilities for its office, research and cGMP manufacturing facility requirements after construction was completed (“build to suit” lease). In accordance with the ASC 840 guidance, amounts expended by Cell Cure for construction was reported as construction in progress, and the proceeds received from the landlord, if any, are reported as a lease liability. As of December 31, 2018, approximately $1.1 million under the January 2018 Lease was incurred and recorded as leasehold improvement construction in progress, with a corresponding amount included in long term lease liability representing the full amount utilized from the landlord’s leasehold improvement construction allowance. By March 2019, the landlord paid the complete leasehold improvement construction allowance and the property was placed in service.

See Note 2 for discussion of the impact of adoption of ASC 842 on January 1, 2019, and below for the ROU assets and liabilities recorded in connection with the adoption of ASC 842 as of, and during the year ended December 31, 2019 for the Original Cell Cure Lease and January 2018 Lease (the “Cell Cure Leases”).

In December 2018, Cell Cure made a deposit required under the January 2018 Lease, which amount of $420,000 is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2020, to be held as restricted cash during the term of the January 2018 Lease.

Adoption of ASC 842

The below tables provide the amounts recorded in connection with the adoption of ASC 842 as of, and for the years ended December 31, 2020 and 2019, for Lineage’s operating and financing leases, as applicable.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,356	$1,364
Operating cash flows from financing leases	20	28
Financing cash flows from financing leases	26	30

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,047	738
Financing leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31,
	2020	2019
Operating leases
Right-of-use assets, net	$2,916	$4,666

Right-of-use lease liabilities, current	$746	$1,190
Right-of-use lease liabilities, noncurrent	2,514	3,868
Total operating lease liabilities	$3,260	$5,058

Financing leases
Property and equipment, gross	$79	$96
Accumulated depreciation	(65)	(48)
Property and equipment, net	$14	$48

Current liabilities	$16	$33
Long-term liabilities	26	77
Total finance lease liabilities	$42	$110

Weighted average remaining lease term
Operating leases	4.2 years	4.1 years
Finance leases	2.4 years	3.4 years
Weighted average discount rate
Operating leases	8.0%	9.1%
Finance leases	10.0%	10.0%

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021	$957	$19
2022	912	19
2023	480	8
2024	454	-
2025	442	-
Thereafter	628	-

Total lease payments	$3,873	$46
Less imputed interest	(613)	(4)
Total	$3,260	$42

Research and Option Agreement

On January 5, 2019, Lineage and Orbit Biomedical Limited (“Orbit”) entered into a Research and Option Agreement, which was assigned by Orbit to Gyroscope Therapeutics, Limited (“Gyroscope”) and amended on May 7, 2019, January 30, 2020, May 1, 2020 and September 4, 2020 (the “Gyroscope Agreement”). As amended, the Gyroscope Agreement provides Lineage access to Gyroscope’s vitrectomy-free subretinal injection device (the “Orbit Device”) as a means of delivering OpRegen in Lineage’s ongoing Phase 1/2a clinical trial through the earlier of: (i) December 1, 2020; or (ii) or treatment of three additional patients with the Orbit Device between September 4, 2020 and December 1, 2020 (the “Access Period”). Following the Access Period, Lineage also has an exclusive right to negotiate a definitive agreement to distribute and sell the Orbit Device for the subretinal delivery of RPE cells for the treatment of dry AMD, which was extended through May 2021 (the “Option Period”). Pursuant to the terms of the Gyroscope Agreement, Lineage paid access fees totaling $2.5 million: (i) $1.25 million in January 2019 upon execution of the Gyroscope Agreement; and (ii) $1.25 million in August 2019 upon completion of certain collaborative research activities using the Gyroscope technology for the OpRegen Phase 1/2a clinical trial. These access fees of $2.5 million were amortized on a straight-line basis throughout 2019 and included in research and development expenses. Lineage also agreed to reimburse Gyroscope for costs of consumables, training services, travel costs and other out of pocket expenses incurred by Gyroscope for performing services under the Gyroscope Agreement. In January 2020, Lineage agreed to pay an additional $0.5 million to extend the Access Period to July 5, 2020, $0.2 million of which was paid in February 2020 and $0.3 million of which was paid in November 2020. The Access Period was subsequently extended at no cost as described above. In February 2021, Lineage paid $0.5 million to extend the Option Period.

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

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that limit Lineage’s financial exposure. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as of December 31, 2020 and 2019.

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

Cell Cure will pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of December 31, 2020, Cell Cure had not accrued any milestone payments under the License Agreement.

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

15. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provide a safe harbor contribution of up to 5.0% of the employee’s compensation, not to exceed eligible limits, and subject to employee participation. For the years ended December 31, 2020 and 2019, we incurred approximately $149,000 and $287,000, respectively, in expenses related to the safe harbor contribution.

16. Segment Information

Lineage’s executive management team, as a group, represents the entity’s chief operating decision makers. Lineage’s executive management team views Lineage’s operations as one segment that includes the research and development of therapeutic products for retinal diseases, neurological diseases and disorders and oncology. As a result, the financial information disclosed materially represents all of the financial information related to Lineage’s sole operating segment.

17. Enterprise-Wide Disclosures

Geographic Area Information

The following table presents consolidated revenues, including license fees, royalties, grant income, and other revenues, disaggregated by geography, based on the billing addresses of customers, or in the case of grant revenues based on where the governmental entities that fund the grant are located (in thousands).

	Year Ended December 31,
Geographic Area	2020	2019
United States	$1,160	$2,092
Foreign (1)	666	1,423
Total revenues	$1,826	$3,515

(1)	Foreign revenues are primarily generated from grants in Israel.

The composition of Lineage’s long-lived assets, consisting of plant and equipment, net, between those in the United States and in foreign countries, as of December 31, 2020 and 2019, is set forth below (in thousands):

	December 31,
	2020	2019
Domestic	$1,035	$3,654
Foreign (1)	4,595	4,521
Total	$5,630	$8,175

(1)	Assets in foreign countries principally include laboratory equipment and leasehold improvements in Israel.

Major Sources of Revenues

The following table presents Lineage’s consolidated revenues disaggregated by source (in thousands).

	Year Ended December 31,
	2020	2019
REVENUES:
Grant revenue	$1,053	$2,037
Royalties from product sales and license fees	773	1,221
Sale of research products and services	-	257
Total revenues	$1,826	$3,515

Prepaid expenses and other current assets at December 31, 2020 includes $0.2 million of receivables related to royalties from product sales and license fees, and $0.3 million of receivables related to cash in transit for sales of ATM Shares in 2020 that settled in 2021.

The following table shows Lineage’s major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Sources of Revenues	2020	2019
NIH grant income	21.2%	17.5%
IIA grant income (Cell Cure Neurosciences, Ltd, Israel)	36.5%	40.5%
Royalties, licenses, subscriptions, advertising and other	42.3%	34.7%
Sale of research products	-%	7.3%

18. Selected Quarterly Financial Information (UNAUDITED, in thousands, except per share data)

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

Year Ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$514	386	571	355
Operating expenses	7,858	6,713	7,194	6,123
Loss from operations	(7,438)	(6,402)	(6,725)	(5,882)
Net income (loss) attributable to Lineage	(8,399)	(6,522)	(7,760)	2,032

Basic net income (loss) per share	$(0.06)	$(0.04)	$(0.05)	$0.01

Year Ended December 31, 2019
Revenues, net	$928	779	567	1,241
Operating expenses	13,621	11,493	8,875	7,990
Loss from operations	(12,761)	(10,821)	(8,422)	(6,872)
Net income (loss) attributable to Lineage	39,310	(30,032)	(16,505)	(4,482)

Basic net income (loss) per share	$0.30	$(0.20)	$(0.11)	$(0.03)

Quarterly and year-to-date computations of net income (loss) per share amounts are calculated using the respective period weighted average shares outstanding. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

19. Subsequent Events

Sale of OncoCyte Shares

In January and February 2021, Lineage sold 2.5 million shares of OncoCyte common stock for gross proceeds of $10.1 million. After these sales, Lineage owns 1,122,401 shares of OncoCyte common stock, which has a value of $4.2 million as of March 5, 2021.

Sales of Lineage Shares Under the ATM

In the first quarter of 2021 through March 5, 2021, Lineage sold 7,941,122 common shares of Lineage ATM Shares for gross and net proceeds of $19.9 million and $19.3 million, respectively (in each case, which includes $0.3 million of proceeds in transit related to 2020 sales that settled in 2021). See Note 11 for additional information. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25 million of ATM Shares.

Research and Option Agreement

In February 2021, Lineage extended the Option Period with Gyroscope for $0.5 million for an additional three months. See Note 14 for additional information.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names, ages, board committee assignments, tenure, and certain biographical information of each of the members of our Board of Directors (our “Board”) as of March 11, 2021.

Name	Age	Committees	Director Since
Alfred D. Kingsley	77	Financial Strategy*	July 2009
Deborah Andrews	63	Audit*, Compensation, Nominating & Corporate Governance	April 2014
Don M. Bailey	75	Nominating & Corporate Governance*, Financial Strategy	March 2019
Neal C. Bradsher, CFA	55	Nominating & Corporate Governance, Financial Strategy	July 2009
Brian M. Culley	49	None	September 2018
Michael H. Mulroy	54	Compensation*, Audit, Nominating & Corporate Governance, Financial Strategy	October 2014
Angus C. Russell	65	Audit, Compensation	December 2014

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

Deborah Andrews. Ms. Andrews served as Chief Financial Officer of STAAR Surgical Company (STAA), a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies, from September 2017 until June 30, 2020 after serving as Vice President, Chief Accounting Officer since 2013. Ms. Andrews also served as STAAR Surgical’s Vice President, Chief Financial Officer from 2005 to 2013, as its Global Controller from 2001 to 2005, and as its Vice President, International Finance from 1999 to 2001. Ms. Andrews previously worked as a senior accountant for a major public accounting firm. Ms. Andrews holds a B.S. degree in accounting from California State University at San Bernardino. Ms. Andrews brings to our Board significant experience in finance, financial reporting, accounting, and auditing, and in management as a senior financial and accounting executive of a public medical device company during a period of significant growth.

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

Neal C. Bradsher, CFA. Mr. Bradsher has been President of Broadwood Capital, Inc., a private investment firm, since 2002. Mr. Bradsher holds a B.A. degree in economics from Yale College and is a Chartered Financial Analyst. Mr. Bradsher was a director of Questcor Pharmaceuticals, Inc. (QCOR), from 2004 until Questcor was acquired by Mallinckrodt plc (MNK) in 2014. Mr. Bradsher brings to our Board a wealth of experience in finance, management and corporate governance attained through his investments in other companies, including companies in the pharmaceutical, biotechnology, medical device, medical diagnostics, health care services and health care information systems sectors. He has worked with several health care companies to improve their management and governance. Entities that Mr. Bradsher controls have invested in most of Lineage’s financing transactions over the last several years. Mr. Bradsher is the president of the general partner of Broadwood Partners, L.P., currently our largest shareholder.

Brian M. Culley. Mr. Culley joined Lineage as Chief Executive Officer in September 2018 and was appointed as Interim Chief Financial Officer in January 2021. Prior to joining Lineage, Mr. Culley served from August 2017 to September 2018 as interim Chief Executive Officer at Artemis Therapeutics, Inc. (ATMS). Mr. Culley previously served as Chief Executive Officer of Mast Therapeutics, Inc. (MSTX), from 2010, and was also a member of its board of directors from 2011, until Mast’s merger with Savara, Inc. (SVRA) in April 2017. Mr. Culley served from 2007 to 2010 as Mast’s Chief Business Officer and Senior Vice President, from 2006 to 2007 as Mast’s Senior Vice President, Business Development, and from 2004 to 2006 as Mast’s Vice President, Business Development. From 2002 until 2004, Mr. Culley was Director of Business Development and Marketing for Immusol, Inc. From 1999 until 2000, he worked at the University of California, San Diego (UCSD) Department of Technology Transfer & Intellectual Property Services and from 1996 to 1999 he conducted drug development research for Neurocrine Biosciences, Inc. (NBIX). Mr. Culley has also served on the Board of Orphagen Pharmaceuticals, Inc. since May 2017. Mr. Culley has more than 25 years of business and scientific experience in the life sciences industry. He received a B.S. in biology from Boston College, a masters in biochemistry and molecular biology from the University of California, Santa Barbara, and an M.B.A. from The Johnson School of Business at Cornell University. Mr. Culley brings to our Board significant knowledge of the biotechnology industry and extensive experience as an executive and board member of publicly traded pharmaceutical companies.

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

Angus C. Russell. Mr. Russell served as the Chief Executive Officer of Shire plc (SHPG), a biopharmaceutical company, from June 2008 to April 2013. Mr. Russell served as the Chief Financial Officer of Shire from 1999 to 2008 and also served as its Principal Accounting Officer and Executive Vice President of Global Finance. Prior to joining Shire, Mr. Russell served at ICI, Zeneca, and AstraZeneca for 19 years, most recently as Vice President of Corporate Finance at AstraZeneca plc (AZN). Mr. Russell also serves as Chairman of the Board of Directors of Mallinckrodt plc (MNK) and Revance Therapeutics, Inc. (RVNC) and as a director of Therapeutics MD, Inc. (TXMD). Mr. Russell previously served as a director of Shire plc, Questcor Pharmaceuticals, Inc. (QCOR) until it was acquired by Mallinckrodt plc (MNK) in 2014, and InterMune, Inc. (ITMN) prior to its acquisition by Roche Holdings, Inc. (RHHBY) in 2014. Mr. Russell holds an honorary Doctor of Business Administration from Coventry University, U.K. Mr. Russell brings to our Board numerous years of experience as a Chief Executive Officer of an international publicly traded specialty biopharmaceutical company and his substantial experience as an officer and director in the specialty pharmaceutical industry.

Executive Officers

Set forth below are the names, ages, offices held, tenure and certain biographical information of each of our executive officers as of March 11, 2021.

Name	Age	Office(s)	Officer Since
Brian M. Culley	49	Chief Executive Officer, Interim Chief Financial Officer, and Director	September 2018
Chase C. Leavitt	39	General Counsel and Corporate Secretary	May 2019
Gary S. Hogge, D.V.M., Ph.D.	53	Senior Vice President of Clinical & Medical Affairs	March 2019

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

Gary Hogge, D.V.M., Ph.D. Dr. Hogge joined Lineage as Senior Vice President of Clinical and Medical Affairs in February 2018. Dr. Hogge has more than 20 years of experience developing and supporting the commercialization of a number of products over a broad range of therapeutic areas. Dr. Hogge has held a variety of roles of increasing responsibility across multiple therapeutic areas in both clinical development and medical affairs. Previously Dr. Hogge was the Vice President of Medical Affairs at Questcor Pharmaceuticals, Inc. (QCOR) and before that held multiple leadership roles in both clinical development and medical affairs at Elan Pharmaceuticals including various responsibilities in the global clinical development of Tysabri® (natalizumab) in Crohn’s disease and multiple sclerosis, and for building and leading the medical affairs function. He served as medical director following the approval and launch of Tysabri. Prior to those accomplishments, he worked in clinical development for Ceplene® (histamine dihydrochloride) at Maxim Pharmaceuticals and in the immunology research and development group at Pfizer. Dr. Hogge obtained his B.S. degree and D.V.M. from Colorado State University, his M.S. and Ph.D. from the University of Wisconsin-Madison and was a visiting scientist at the Queensland Institute of Medical Research (QIMR) in Brisbane, Australia.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officers, our principal financial officer and accounting officer, our other executive officers, and our directors. The purpose of the Code of Ethics is to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the Securities and Exchange Commission (the “SEC”) and in our other public communications; (iii) compliance with applicable governmental rules and regulations; (iv) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (v) accountability for adherence to the Code of Ethics. A copy of our Code of Ethics has been posted on our internet website at www.lineagecell.com. We intend to disclose any future amendments to certain provisions of our Code of Ethics, and any waivers of those provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has determined that each member of our Audit Committee: (i) is able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement; and (ii) qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K; and (iii) meets the independence requirements contemplated by Rule 10-3A under the Exchange Act. Ms. Andrews’ expertise is based on her experience as Chief Financial Officer and other financial roles of STAAR Surgical Company and as a senior accountant at a major accounting firm. Mr. Russell’s expertise is based on his experience as the Chief Executive Officer and Chief Financial Officer of Shire plc, a biopharmaceutical company. Mr. Mulroy’s expertise is based on his experience as Chief Executive Officer of Asterias Biotherapeutics, Inc.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since such procedures were last described in our proxy statement filed with the SEC on August 7, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, our Compensation Committee is committed to providing the information necessary to help our shareholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe our executive compensation practices.

Our Compensation Committee oversees our compensation and employee benefit plans and practices, including executive compensation arrangements and incentive plans and awards of stock options and other equity-based awards under the Lineage Cell Therapeutics, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). Our Compensation Committee recommends to our Board the terms and amount of executive compensation and grants of equity-based awards to executives, key employees, consultants, and independent contractors. The Chief Executive Officer may make recommendations to our Compensation Committee concerning executive compensation and performance, but our Compensation Committee makes its own determination or recommendation to our Board with respect to the amount and components of compensation, including salary, bonus, and equity awards to executive officers, generally considering factors such as company performance, individual performance, and compensation paid by peer group companies.

During 2020, our Compensation Committee engaged Marsh & McLennan (“Marsh”) to provide compensation consulting services and advice to our Compensation Committee, which included market survey information and competitive market trends in employee, executive, and director compensation programs. Marsh also made recommendations to our Compensation Committee with respect to pay mix components such as salary, bonus, and equity awards, and the target market pay percentiles in which executive compensation should fall so Lineage can be competitive in executive hiring and retention.

In reviewing each executive’s overall compensation, our Compensation Committee considers an aggregate view of base salary and bonus opportunities, equity incentive grants, and the dollar value of benefits and perquisites. These factors have been balanced against our financial position and capital resources. In making 2020 compensation decisions, our Compensation Committee reviewed market data for each named executive officer’s position, compiled from Marsh, from the following peer group companies for 2020:

Abeona Therapeutics, Inc.	Concert Pharmaceuticals, Inc.	Inovio Pharmaceuticals, Inc.
Aeglea Biotherapeutics, Inc.	Curis, Inc.	Mersana Therapeutics, Inc.
Aravive, Inc.	Fate Therapeutics, Inc.	Neon Therapeutics, Inc.
Athersys, Inc.	Genocea Biosciences, Inc.	NewLink Genetics Corporation
Bellicum Pharmaceuticals, Inc.	Geron Corporation	Proteostasis Therapeutics, Inc.
Calithera Biosciences, Inc.	Harpoon Therapeutics, Inc.	Syndax Pharmaceuticals, Inc.
Celldex Therapeutics, Inc.	Idera Pharmaceuticals, Inc.	Synlogic, Inc.
Chimerix, Inc.	Infinity Pharmaceuticals, Inc.

The 2020 peer group was recommended by Marsh and consisted of companies operating in the biopharmaceutical industry, generally with fewer than 150 employees, less than $50 million in revenue, less than $400 million in market capitalization and a lead development program in Phase 1 or 2. A limited number of companies fell outside of these parameters but were included due to their having similar areas of focus.

For 2021, our Compensation Committee engaged Anderson Pay Advisors, LLC to provide compensation consulting services and advice to our Compensation Committee. In making 2021 compensation decisions, our Compensation Committee reviewed market data for each named executive officer’s position, compiled from Anderson, from an updated peer group of companies. The following companies were added to the 2021 peer group: Apellis Pharmaceuticals, Inc., Applied Genetic Technologies Corp., Atreca, Inc., G1Therapeutics, Inc., GlycoMimetics, Inc., Spero Therapeutics, Inc., UNITY Biotechnology, Inc., and Ziopharm Oncology, Inc. The following companies were removed from the 2021 peer group: Inovio Pharmaceuticals, Inc., Mersana Therapeutics, Inc., Neon Therapeutics, Inc., NewLink Genetics Corporation, Syndax Pharmaceuticals, Inc.

Summary Compensation Table

The table below shows the compensation earned by the following, who we refer to as our named executive officers, during the fiscal years indicated: (i) our principal executive officer during the year ended December 31, 2020; and (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of December 31, 2020.

Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Brian M. Culley	2020	$551,900	$262,200	$521,563	$14,250	$1,349,913
Chief Executive Officer and Interim Chief Financial Officer	2019	535,800	214,300	—	22,642	772,742
Brandi L. Roberts	2020	$393,200	$—	$260,802	$14,250	$668,252
Former Chief Financial Officer	2019	376,137	169,900	397,948	3,978	947,963
Chase C. Leavitt	2020	$346,300	$131,600	$260,802	$14,250	$752,952
General Counsel and Corporate Secretary	2019	210,146	102,100	277,310	9,542	599,098

(1)	Mr. Culley was appointed as our Chief Executive Officer on September 17, 2018, Ms. Roberts was appointed as our Chief Financial Officer on January 7, 2019, and Mr. Leavitt was appointed as our General Counsel and Corporate Secretary on May 20, 2019. Ms. Roberts resigned from the company, and Mr. Culley was appointed as Interim Chief Financial Officer, effective January 20, 2021. The amounts reported in the table for each named executive officer represent the portion of earned compensation during the period of time such officer was in service with us.
(2)	The 2020 amounts represent discretionary annual bonuses as described below under “Elements of Compensation.”
(3)	The amounts in this column represent the grant date fair value of stock options granted to the applicable individual during the applicable year. The grant date fair value and incremental fair value of the stock options were determined in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC Topic 718). See Note 12, Stock-Based Awards to our consolidated financial statements included in this Report for details as to the assumptions used to determine grant date fair value of the awards.
(4)	The 2020 amounts in this column represent 401(k) plan company-matching contributions.

Narrative to Summary Compensation Table

Employment Agreements and Termination of Employment & Change in Control Arrangements

Below are descriptions of the material terms of the employment arrangements entered into with our current named executive officers.

Brian M. Culley, Chief Executive Officer and Interim Chief Financial Officer

In September 2018, we entered into an employment agreement with Mr. Culley (the “Culley Agreement”). The Culley Agreement initially provided Mr. Culley with a base salary of $530,000 annually. Mr. Culley’s salary was $551,900 in 2020 and has been increased to $580,000 for 2021. Mr. Culley is also eligible to receive an annual performance bonus of up to 50% of his base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or Compensation Committee. The Culley Agreement provided Mr. Culley with reimbursement for certain travel costs to our former headquarters in Alameda, California and a monthly stipend not to exceed $3,900 for housing costs near our former headquarters, each of which ceased in August 2019.

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

Chase C. Leavitt, General Counsel and Corporate Secretary

In May 2019, we entered into an employment agreement with Mr. Leavitt (the “Leavitt Agreement”). The Leavitt Agreement initially provided Mr. Leavitt with a base salary of $340,000 annually and a one-time sign-on bonus of $35,000. Mr. Leavitt’s salary was $346,300 for 2020 and has been increased to $356,700 for 2021. Mr. Leavitt is also eligible to receive an annual performance bonus of up to 40% of his base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or Compensation Committee.

The Leavitt Agreement provides that if Mr. Leavitt’s employment is terminated without cause or he resigns for good reason, he may be eligible for certain severance payments, including the payment of an amount equal to three months of his base salary (if terminated on or before May 20, 2020) or nine months base salary (if terminated after May 20, 2020), his prorated annual bonus amount and the payment of 6 months of health insurance premiums pursuant to our group health insurance plans as provided pursuant to COBRA. If Mr. Leavitt’s employment is terminated without cause or he resigns for good reason within 12 months following a change of control, then he is entitled to the acceleration of 50% of all outstanding equity awards (if terminated on or before May 20, 2020) or all outstanding equity awards (if terminated after May 20, 2020).

Brandi L. Roberts, Former Chief Financial Officer

In January 2019, we entered into an employment agreement with Ms. Roberts (the “Roberts Agreement”). The Roberts Agreement initially provided Ms. Roberts with a base salary of $381,924 annually, which was raised by 3% to $393,200 for 2020. Ms. Roberts was also eligible to receive an annual performance bonus of up to 40% of her base salary based upon the attainment of certain corporate and individual objectives as determined by our Board or Compensation Committee.

The Roberts Agreement provides that if Ms. Roberts’ employment is terminated without cause or she resigns for good reason, she may be eligible for certain severance payments, including the payment of an amount equal to three months of her base salary (if terminated on or before January 7, 2020) or nine months base salary (if terminated after January 7, 2020), her prorated annual bonus amount, and the payment of 6 months of health insurance premiums pursuant to our group health insurance plans as provided pursuant to COBRA. If Ms. Robert’s employment is terminated without cause or she resigns for good reason within 12 months following a change of control, then she is entitled to the acceleration of 50% of all outstanding equity awards (if terminated on or before January 7, 2020) or all outstanding equity awards (if terminated after January 7, 2020).

In connection with her resignation on January 20, 2021, we entered into a Separation and Consulting Agreement with Ms. Roberts (the “Roberts Consulting Agreement”) pursuant to which Ms. Roberts agreed to assist us with finance and accounting matters and such other matters as we and Ms. Roberts may agree to from time to time. Ms. Roberts will be compensated at the rate of $250 per hour for her services under the Roberts Consulting Agreement, which fees shall not exceed $50,000 without our approval. As additional compensation for her services under the Roberts Consulting Agreement, the equity awards held by Ms. Roberts as of January 20, 2021 will continue to vest during the term of the Roberts Consulting Agreement.

Elements of Compensation

Base Salary

Our Compensation Committee or Board reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion), and market conditions.

Annual Performance Bonuses

Each of our named executive officers are eligible to receive an annual performance bonus based on a specific target bonus amount, expressed as a percentage of base salary, and our overall achievement of specific corporate goals and objectives set by our Board and Compensation Committee each year. After the end of the year, our Board and Compensation Committee conducts an annual performance review process that evaluates achievement of overall corporate goals and achievement of specific goals and objectives by each individual executive.

Any final bonus payments to our named executive officers are recommended by our Compensation Committee and approved by our Board (excluding Mr. Culley), which retains full discretion to adjust individual target bonus awards. The actual bonuses, if any, awarded each year may vary from target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of our Compensation Committee.

For 2020, the corporate performance objective categories and respective weightings toward overall corporate bonus achievement were as follows:

(1)	advancement of product candidates (50% weighting);
(2)	Investor engagement activities and total shareholder return (“TSR”) (30% weighting);
(3)	business development and licensing activities (10% weighting); and
(4)	capital raising activities and efficient capital deployment (10% weighting).

In February 2021, our Board and Compensation Committee assessed each of the corporate performance objectives and determined that the company had an overall corporate achievement level of 95% for 2020. Specifically, our Board and Compensation committee considered in its assessment that the company:

(1)	completed enrollment in its Phase 1/2a clinical study of OpRegen with encouraging preliminary signs of tolerability and efficacy;
(2)	made manufacturing improvements to its OPC1 program;
(3)	negotiated and executed the early exercise of its option with Cancer Research UK to bring the VAC immune-oncology program in house;
(4)	outperformed its peers and the broad indices in total shareholder return during the year ended December 31, 2020, with the strong shareholder return being sustained in early 2021; and
(5)	efficiently raised capital and achieved significant budget reductions.

Our Board and Compensation Committee determined that it was appropriate to pay each of Mr. Culley and Mr. Leavitt performance bonuses for 2020 equivalent to their target amounts multiplied by the 95% corporate achievement level. Accordingly, our Board and Compensation Committee approved cash bonuses for Mr. Culley and Mr. Leavitt in the amount of $262,200 and $131,600, respectively, which will be payable in March 2021. Ms. Roberts did not receive a performance cash bonus for 2020 because she ceased serving as an executive officer.

Other Benefits

We maintain a 401(k) defined contribution employee retirement plan for all of our employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amounts allowable under U.S. federal tax regulations. We provide a safe harbor contribution of up to 5.0% of the employee’s compensation, not to exceed eligible limits, and subject to employee participation.

We do not have any annuity, pension or deferred compensation plan or other arrangements for our executive officers or any employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by our named executive officers that were outstanding as of December 31, 2020:

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)(1)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(2)
Brian M. Culley	9/17/2018	1,042,875	811,125		1.87	9/16/2028	—	—
	9/17/2018	—	—		—	—	92,700	163,152
	3/17/2020	—	1,233,300	(3)	0.6919	3/17/2030	—	—
Brandi L. Roberts	1/7/2019	239,586	260,414		1.08	1/6/2029	—	—
	6/30/2019	71,875	78,125	(4)	1.10	6/29/2029	—	—
	3/17/2020	—	616,700		0.6919	3/17/2030	—	—
Chase C. Leavitt	5/20/2019	118,750	181,250		1.13	5/19/2029	—	—
	7/31/2019	49,479	75,521	(5)	1.10	7/31/2029	—	—
	3/17/2020	—	616,700		0.6919	3/17/2030	—	—

(1)	Except as otherwise provided, 25% of the options vest on the first anniversary of the grant date, and the balance vest in equal monthly installments over the three years thereafter, subject to the executive’s continued services.
(2)	The dollar amounts shown in this column are calculated by multiplying the number of shares shown in the adjacent column by the closing market price of our common shares as reported on NYSE American on December 31, 2020 ($1.76), the last trading day of our fiscal year.
(3)	This grant was approved by the independent members of our Board in reliance on the employment inducement exemption to shareholder approval provided under the NYSE American Company Guide.
(4)	25% of the options vested on January 7, 2020, and the balance vest in equal monthly installments over the three years thereafter, subject to Ms. Roberts’ continued services.
(5)	25% of the options vested on May 20, 2020, and the balance vest in equal monthly installments over the three years thereafter, subject to Mr. Leavitt’s continued services.

Consideration of Shareholder Advisory Vote on Executive Compensation

The results of the advisory vote of our shareholders on the compensation of our named executive officers (commonly called the “say-on-pay” vote) at our 2020 Annual Meeting of Shareholders showed that more than 94% of our shareholders that voted approved the compensation of our named executive officers during 2019. Our Compensation Committee carefully evaluated and considered the results of this advisory vote. Aligned with the voting feedback of more than two-thirds of the shares voted, our Compensation Committee concluded that our shareholders generally supported our executive pay program and we did not make significant changes to our program for 2020. Our Compensation Committee expects to continue to consider the outcome of our “say on pay” votes and our stockholders’ views when making future compensation decisions for our named executive officers.

Director Compensation

We compensate our non-employee directors for their service on our Board and on its committees with the compensation provided below. In addition, all of our non-employee directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending our Board and committee meetings.

The following table shows the annual cash fees paid to the Chairman of our Board, our directors other than the Chairman, and to the directors who served on the standing committees of our Board during 2020.

Fees Paid
Chairman of the Board	$75,000
Director other than Chair	$40,000
Audit Committee Chair	$20,000
Audit Committee Member other than Chair	$10,000
Compensation Committee Chair	$15,000
Compensation Committee Member other than Chair	$7,500
Nominating and Corporate Governance Committee Chair	$12,000
Nominating and Corporate Governance Committee Member other than Chair	$6,000
Financial Strategy Committee Chair	$160,000
Financial Strategy Committee Member other than Chair	$-

In connection with the increase of the size of our Nominating and Corporate Governance Committee from three to four members on August 4, 2020, annual cash fees for the Chair and members other than the Chair were reduced from $15,000 and $7,500, respectively to keep overall fees for such Committee consistent. The annual cash fees are paid in four equal quarterly installments, based on the director’s continued service through the last day of the applicable quarter, other than the annual cash fees paid to the Financial Strategy Committee Chair, which are paid monthly in arrears.

In addition to cash fees, our Chairman receives an annual stock option grant to purchase 70,000 common shares and all other non-employee directors receive an annual stock option grant to purchase 40,000 common shares. All grants are made under the 2012 Plan. The options vest and become exercisable one year after the grant date.

2020 Director Compensation

The following table summarizes certain information concerning the compensation paid during our fiscal year ended December 31, 2020 to each person who served as a director during that time and who was not our employee on the date the compensation was earned.

Name	Fees Earned or Paid in Cash	Option Award(1)	Total
Deborah Andrews	$69,946	$19,932	$89,878
Don M. Bailey	$59,855	$19,932	$79,787
Neal C. Bradsher	$50,185	$19,932	$70,117
Stephen C. Farrell(2)	$38,906	$19,932	$58,838
Alfred D. Kingsley	$235,000	$34,881	$269,881
Michael H. Mulroy	$58,071	$19,932	$78,003
Angus C. Russell	$52,058	$19,932	$71,990

(1)	The dollar amounts in this column represent the aggregate fair market value of such awards determined based on the price of our common shares on the grant date in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). See Note 12 Stock-Based Awards to our consolidated financial statements included in our Form 10-K for details as to the assumptions used to determine the fair value of the awards. As of December 31, 2020, the aggregate number of option awards outstanding for Ms. Andrews and Messrs. Bailey, Bradsher, Farrell, Kingsley, Mulroy, and Russell was 178,880, 140,000, 178,880, 0, 350,120, 178,880 and 178,880, respectively.
(2)	Mr. Farrell did not stand for re-election and was no longer a director as of September 22, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The tables below sets forth certain information, as of March 5, 2021, regarding the beneficial ownership of our common shares for: (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

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

The information set forth in the tables below is based on 161,637,890 common shares issued and outstanding on March 5, 2021. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all common shares subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after such date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o Lineage Cell Therapeutics, Inc., 2173 Salk Avenue, Suite 200, Carlsbad, CA 92008.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Holders
Broadwood Partners, L.P.(1)	34,207,167	21.1%
Named Executive Officers and Directors
Neal C. Bradsher(1)	34,207,167	21.1%
Alfred D. Kingsley(2)	7,107,262	4.4%
Brian M. Culley(3)	1,732,445	1.1%
Brandi L. Roberts(4)	537,651	*
Chase C. Leavitt(5)	375,667	*
Michael H. Mulroy(6)	365,715	*
Angus C. Russell(7)	206,380	*
Don M. Bailey(8)	193,970	*
Deborah Andrews(9)	148,880	*
All executive officers and directors as a group (10 persons)(10)	45,280,465	27.4%

* Less than 1%

(1)	Includes: (i) 34,005,379 shares owned by Broadwood Partners, L.P.; (ii) 62,908 shares owned by Neal C. Bradsher; and (iii) 138,880 shares that may be acquired by Mr. Bradsher upon the exercise of options that are presently exercisable or may become exercisable within 60 days of March 5, 2021. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns. Mr. Bradsher disclaims beneficial ownership of the shares held by Broadwood Partners, L.P. except to the extent of his pecuniary interest therein. The Address of the foregoing entities and Mr. Bradsher is c/o Broadwood Capital, Inc., 142 West 57th Street, 11th Floor, New York, New York 10019.
(2)	Includes: (i) 1,043,346 shares owned by Greenbelt Corporation; (ii) 375,351 shares owned by Greenway Partners, L.P.; (iii) 5,408,445 shares owned solely by Alfred D. Kingsley; and (iv) 280,120 shares that may be acquired by Mr. Kingsley upon the exercise of options that are presently exercisable or may become exercisable within 60 days of March 5, 2021. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own.
(3)	Includes: (i) 185,602 shares held directly by Mr. Culley; (ii) 1,531,393 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021; and (iii) 15,450 shares underlying RSU awards that are scheduled to vest on March 31, 2021. Does not include 77,250 shares underlying RSU awards that are subject to vesting more than 60 days after March 5, 2021.
(4)	Includes: (i) 5,000 shares held directly by Ms. Roberts; and (ii) 532,651 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021.

(5)	Includes: (i) 5,000 shares held directly by Mr. Leavitt; and (ii) 370,667 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021.
(6)	Includes: (i) 226,835 shares held directly by Mr. Mulroy; and (ii) 138,880 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021.
(7)	Includes: (i) 67,500 shares held directly by Mr. Russell; and (ii) 138,880 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021.
(8)	Includes: (i) 62,647 shares held directly by Mr. Bailey; (ii) 100,000 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021; and (iii) 31,323 shares that may be acquired upon the exercise of warrants that are presently exercisable.
(9)	Includes: (i) 10,000 shares held directly by Ms. Andrews; and (ii) 138,880 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021.
(10)	Includes: (i) 41,486,458 shares held directly by such executive officers and directors; (ii) 3,747,234 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of March 5, 2021; (iii) 31,323 shares that may be acquired upon the exercise of warrants that are presently exercisable; and (iv) 15,450 shares underlying RSU awards that are subject to vest on March 31, 2021. Does not include 77,250 shares underlying RSU awards that are subject to vesting more than 60 days after March 5, 2021.

Equity Compensation Plan Information

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2020 (in thousands, except weighted average exercise prices):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	14,011	$1.53	8,002
Equity Compensation Plans Not Approved by Shareholders(1)	1,854	$1.87	—
Total	15,865	$1.57	8,002

(1)	Reflects an option grant approved by the independent members of our Board in reliance on the employment inducement exemption to shareholder approval provided under the NYSE American Company Guide.

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements for our consolidated subsidiary companies as of December 31, 2020 (in thousands, except weighted average exercise prices):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Asterias Equity Compensation Plans Approved by Shareholders(1)	350	$1.57	4,840

(1)	Lineage is the sole shareholder. In connection with its acquisition of Asterias, Lineage assumed sponsorship of the Asterias 2013 Equity Incentive Plan, with references to Asterias and Asterias common stock therein to be deemed references to Lineage and Lineage common shares, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Since July 1, 2009, Alfred D. Kingsley has made available to us the use of approximately 900 square feet of office space in New York City. We pay the office building owner $5,050 per month for the use of the space. These monthly payments are expected to cease in March 2021 when the office space lease expires.

In April 2019, Lineage issued 251,835 common shares of Lineage to Broadwood Partners, L.P., a shareholder of Lineage and Asterias Biotherapeutics, Inc. (“Asterias”), in exchange for the settlement of warrants to purchase shares of Asterias common stock in connection with our acquisition of Asterias (the “Asterias Merger”).

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger, Lineage has agreed to pay for the legal defense of Neal Bradsher, director, and Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. During the year ending December 31, 2020, Lineage has incurred a total of $359,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

As part of a financing transactions in which there were multiple other purchasers, Broadwood Partners, L.P.
purchased 1,000,000, 2,000,000, and 623,090 shares of common stock of OncoCyte Corporation (“OncoCyte”) from Lineage in July 2019, September 2019, and January 2020, respectively.

During 2019, we invoiced OncoCyte $1.2 million for certain “Use Fees” and other charges under the terms of a Shared Facilities and Services Agreement (the “Shared Facilities Agreement”) between Lineage and OncoCyte. Under the Shared Facilities Agreement, Lineage allowed OncoCyte to use Lineage’s premises and equipment located at Alameda, California for the sole purpose of conducting business. Lineage also provided accounting, billing, bookkeeping, payroll, treasury, payment of accounts payable, and other similar administrative services to OncoCyte. The Shared Facilities Agreements also allowed Lineage to provide the services of attorneys, accountants, and other professionals who may provide professional services to Lineage. Lineage also provided OncoCyte with the services of laboratory and research personnel, including Lineage employees and contractors, for the performance of research and development work for OncoCyte at the premises. Shared services with OncoCyte were terminated with respect to the use of Lineage’s office and laboratory facilities on September 30, 2019, and December 31, 2019 with respect to all other remaining shared services.

We entered into a similar Shared Facilities Agreement with AgeX in 2018. During 2019, we invoiced AgeX $0.9 million for certain “Use Fee” and other charges and expenses for that period. Shared services with AgeX were terminated on July 31, 2019 with respect to the use of Lineage’s office and laboratory facilities and September 30, 2019 with respect to all other remaining shared services.

At the time of our acquisition of Asterias, two of our directors, Alfred D. Kingsley, and Michael H. Mulroy, and an officer of Broadwood, were directors of Asterias. Immediately following the acquisition, Don M. Bailey joined our Board, and Edward D. Wirth, III, M.D., Ph.D. joined as our Chief Medical Officer. Mr. Bailey was a director of Asterias, and Dr. Wirth was an executive officer of Asterias. All of our directors and executive officers (including Mr. Bailey and Dr. Wirth) and 5% Shareholders as reported in this report, in the aggregate beneficially owned approximately 12% of the outstanding shares of Asterias common stock as of December 31, 2018, and approximately 12% of the outstanding shares of Asterias common stock immediately prior to the acquisition on March 8, 2019.

Mr. Kingsley is a director of OncoCyte. Broadwood Partners, L.P., a shareholder of Lineage (“Broadwood”) beneficially owns more than 20% of the outstanding common stock of OncoCyte, and all of our directors and executive officers and 5% Shareholders as reported in this report, including Neal C. Bradsher who may be deemed to beneficially own the shares owned by Broadwood, in the aggregate beneficially own more than 20% of the outstanding shares of OncoCyte common stock. The fact that certain of our executive officers and directors own shares of OncoCyte common stock should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own. All decisions of Lineage regarding transactions in shares of OncoCyte are made by an independent committee of our Board in which Messrs. Kingsley and Bradsher do not participate.

Related Person Transaction Policy

We have adopted a Related Person Transaction Policy that applies to transactions exceeding $120,000 in which any of our officers, directors, 5% Shareholders, or any member of their immediate family, has a direct or indirect material interest, determined in accordance with the policy (a “Related Person Transaction”). A Related Person Transaction must be reported to our Chief Financial Officer and General Counsel or outside legal counsel and will be subject to review and approval by our Audit Committee prior to effectiveness or consummation, to the extent practical. In addition, any Related Person Transaction that is ongoing in nature will be reviewed by our Audit Committee annually to ensure that the transaction has been conducted in accordance with any previous approval and that all required disclosures regarding the transaction are made.

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

The following table shows the fees billed or expected to be billed by OUM & Co. LLP (“OUM”), our principal accountant, for the audit of our annual consolidated financial statements for our last two fiscal years and for other services rendered by OUM during our last two fiscal years.

	2020	2019
Audit Fees(1)	$319,000	$503,000
Audit Related Fees(2)	50,000	37,000
Total Fees	$369,000	$540,000

(1)	Audit Fees consist of fees billed or expected to be billed for professional services rendered for the audit of the consolidated annual financial statements of Lineage and its several subsidiaries included in our Annual Report on Form 10-K, the reviews of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Lineage’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to non-routine SEC filings.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. Our Audit Committee may delegate to one or more designated members of our Audit Committee the authority to grant pre-approvals, provided such approvals are presented to our Audit Committee at a subsequent meeting.

Director Independence

Our Board has determined that Deborah Andrews, Don M. Bailey, Neal C. Bradsher, Michael H. Mulroy, and Angus C. Russell qualify as “independent” in accordance with Section 803(A) of the NYSE American Company Guide. The members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide.

Brian M. Culley does not qualify as “independent” under Section 803(A) of the NYSE American Company Guide because he is our Chief Executive Officer and Interim Chief Financial Officer. Alfred D. Kingsley does not qualify as “independent” under Section 803(A) of the NYSE American Company Guide because he was an employee of a subsidiary of ours during the past three years. Specifically, Mr. Kingsley served as Executive Chairman of AgeX Therapeutics, Inc., which was our consolidated subsidiary until August 30, 2018.

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

(a)(3) Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
2.1^	Agreement and Plan of Merger dated November 7, 2018, among Registrant, Patrick Merger Sub, Inc. and Asterias Biotherapeutics, Inc. (“Asterias”)	2.1	8-K	November 8, 2018	001-12830
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
4.1	Specimen of Common Share Certificate		S-1	December 18, 1991	033-44549
4.2*	Description of Capital Stock of the Registrant
10.1+	Employment Agreement dated October 10, 2007, between Registrant and Michael D. West (“West Employment Agreement”)	10.23	10-KSB	April 14, 2008	001-12830
10.1(a)+	Amendment to West Employment Agreement dated November 24, 2015	10.1	8-K	December 1, 2015	001-12830
10.2+	Transition Agreement dated September 17, 2018, between Registrant and Michael D. West	10.3	8-K	September 18, 2018	001-12830
10.3	Commercial License and Option Agreement between Registrant and Wisconsin Alumni Research Foundation (“WARF Agreement”)	10.1	8-K	January 9, 2008	001-12830
10.3(a)	First Amendment of WARF Agreement dated March 11, 2009	10.38	10-K	March 23, 2009	001-12830
10.4+	Lineage Cell Therapeutics 2012 Equity Incentive Plan, as amended July 2015 (“2012 Plan”)	4.1	S-8	July 15, 2015	333-205661
10.4(a)+	Amendment to 2012 Plan effective June 2017	4.2	S-8	July 7, 2017	333-219204
10.4(b)+	Amendment to 2012 Plan effective July 2019	99.3	S-8	August 8, 2019	333-233132
10.4(c)+	Amendment to 2012 Plan effective August 2019	10.1	10-Q	November 12, 2019	001-12830
10.4(d)+	2012 Plan Form of Employee Incentive Stock Option Agreement	10.7	10-Q	November 12, 2013	001-12830
10.4(e)+	2012 Plan Form of Non-employee Director Stock Option Agreement	10.8	10-Q	November 12, 2013	001-12830
10.4(f)+	2012 Plan Stock Option Grant Agreement	10.2	10-Q	November 12, 2019	000-12830
10.4(g)+	2012 Plan Form of Restricted Stock Unit	10.6	10-K	March 12, 2020	001-12830
10.5+	Cell Cure Neurosciences Ltd. Share Option Plan	10.38	10-K	March 16, 2017	001-12830
10.5(a)+	Form of Cell Cure Neurosciences Ltd. Share Option Plan Option Agreement	10.39	10-K	March 16, 2017	001-12830
10.6+	Inducement Stock Option Agreement between Registrant and Brian Culley	10.38	10-K	March 14, 2019	001-12830
10.7+	Employment Agreement dated December 29, 2014, between Registrant and Aditya Mohanty (“Mohanty Employment Agreement”)	10.64	10-K	March 11, 2015	001-12830
10.7(a)+	Amendment of Mohanty Employment Agreement dated November 24, 2015	10.2	8-K	December 1, 2015	001-12830
10.8+	Transition Agreement dated September 17, 2018, between Registrant and Aditya P. Mohanty	10.2	8-K	September 18, 2018	001-12830
10.10†	Second Amended and Restated License Agreement dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (“Hadasit License”)	10.2	10-Q	August 9, 2017	001-12830

10.10(a)	Amendment to Hadasit License dated January 8, 2018	10.38	10-K	March 15, 2018	001-12830
10.11†	Debt and Note Purchase Agreement dated June 16, 2017, as amended June 29, 2017, between Registrant and HBL-Hadasit Bio-Holdings Ltd.	10.3	10-Q	August 9, 2017	001-12830
10.12†	Share Purchase and Transfer Agreement dated June 16, 2017, by and among Registrant and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd.	10.4	10-Q	August 9, 2017	001-12830
10.13+	Employment Agreement effective September 17, 2018, between Registrant and Brian Culley	10.1	8-K	September 18, 2018	001-12830
10.14+	Employment Agreement effective January 7, 2019, between Registrant and Brandi Roberts	10.38	10-K	March 14, 2019	001-12830
10.15*+	Separation and Consulting Agreement dated January 20, 2021 between Registrant and Brandi Roberts
10.16+	Employment Agreement effective May 20, 2019, between Registrant and Chase Leavitt	10.25	10-K	March 12, 2020	001-12830
10.17	Royalty Agreement dated October 1, 2013, between Asterias and Geron Corporation	10.6	Asterias S-1/A	August 13, 2013	333-187706
10.18	Exclusive Sublicense Agreement between Geron Corporation and Asterias	10.7	Asterias S-1/A	August 13, 2013	333-187706
10.19	Exclusive License Agreement dated February 20, 2003, and First Amendment thereto dated September 7, 2004, between The Regents of the University of California and Geron Corporation	10.4	Asterias 10-Q	November 12, 2013	000-55046
10.20†	Non-exclusive License Agreement dated October 7, 2013, between WARF and Asterias	10.5	Asterias 10-Q	November 12, 2013	000-55046
10.21†	Clinical Trial and Option Agreement dated September 8, 2014, between Asterias and Cancer Research UK and Cancer Research Technology Limited	10.1	Asterias 10-Q/A	January 13, 2015	001-36646
10.22(a)††	Second Amendment to Clinical Trial and Option Agreement dated May 6, 2020 between Cancer Research UK, Cancer Research Technology Limited, Asterias Biotherapeutics, Inc. and Registrant	10.1	10-Q	August 6, 2020	001-12830
10.23††	Agreement dated May 6, 2020 between CRT and Registrant	10.2	10-Q	August 6, 2020	001-12830
21.1*	List of Subsidiaries
23.1*	Consent of OUM & Co. LLP
31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

^ The schedules and exhibits to the merger agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

* Filed herewith

# Furnished herewith

+ Indicates management contract or compensatory plan

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†† Portions of this exhibit have been omitted because the omitted information is: (i) not material; and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2021.

LINEAGE CELL THERAPEUTICS, INC.

By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Signature	Title	Date

/s/ Brian M. Culley	Chief Executive Officer and Director	March 11, 2021
BRIAN M. CULLEY	(Principal Executive and Financial Officer)

/s/ Alexandra Hernandez	Senior Director, Finance	March 11, 2021
ALEXANDRA HERNANDEZ	(Principal Accounting Officer)

/s/ Deborah Andrews	Director	March 11, 2021
DEBORAH ANDREWS

/s/ Don M. Bailey	Director	March 11, 2021
DON M. BAILEY

/s/ Neal C. Bradsher	Director	March 11, 2021
NEAL C. BRADSHER

/s/ Alfred D. Kingsley	Director	March 11, 2021
ALFRED D. KINGSLEY

/s/ Michael H. Mulroy	Director	March 11, 2021
MICHAEL H. MULROY

/s/ Angus C. Russell	Director	March 11, 2021
ANGUS C. RUSSELL

