Form 10-Q
period 2021-03-31
Lineage Cell Therapeutics, Inc.
filed 2021-05-13
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code) (442) 287-8990

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares no par value	LCTX	NYSE American

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

The number of common shares outstanding as of May 7, 2021 was 162,141,197.

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and product development activities;

●	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

●	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;

●	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

●	the potential of our cell therapy platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

●	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights;

●	our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

●	our ability to recruit and retain key personnel;

●	the effects of the COVID-19 pandemic on our operations; and

●	other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Report.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this Report and should be carefully considered, together with other information in this Report and our other filings with the Securities and Exchange Commission (“Commission”) before making investment decisions regarding our common shares.

●	We have incurred operating losses since inception, and we do not know if or when we will attain profitability.

●	We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.

●	The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.

●	We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, including anti-kickback and false claims laws, transparency laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	If we do not receive regulatory approvals, we will not be permitted to sell our therapeutic and medical device products.

●	Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products.

●	We expect that the commercial opportunity for some of our products may depend on our ability to obtain reimbursement and continued coverage from various payors, including government entities and insurance companies.

●	Clinical studies are costly, time consuming and are subject to risks that could delay or prevent commercialization of our current or future product candidates.

●	The ongoing COVID-19 pandemic has affected and may adversely affect our operations, including the conduct of our clinical trials.

●	Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of early preclinical trials and clinical trials of our product candidates are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

●	Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	Our intellectual property may be insufficient to protect our products.

●	If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

●	We may become dependent on possible future collaborations to develop and commercialize many of our product candidates and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

●	Because we are engaged in the development of pharmaceutical and stem cell therapy products, the price of our common shares may rise and fall rapidly.

●	Current economic and stock market conditions may adversely affect the price of our common shares.

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,210	$32,585
Marketable equity securities	6,154	8,977
Trade accounts and grants receivable, net	109	4
Prepaid expenses and other current assets	2,149	2,433
Total current assets	64,622	43,999

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 15)	5,114	5,630
Deposits and other long-term assets	601	616
Goodwill	10,672	10,672
Intangible assets, net	46,919	47,032
TOTAL ASSETS	$127,928	$107,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,733	$6,813
Financing lease and right of use lease liabilities, current portion (Note 15)	786	762
Deferred revenues	101	193
Liability classified warrants, current portion	1	1
Total current liabilities	6,621	7,769

LONG-TERM LIABILITIES
Deferred tax liability	2,076	2,076
Right-of-use lease liability, net of current portion (Note 15)	2,217	2,514
Financing lease, net of current portion	26	26
Liability classified warrants, net of current portion	418	437
TOTAL LIABILITIES	11,358	12,822

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common shares, no par value, 250,000 shares authorized; 162,067 and 153,096 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	415,259	393,944
Accumulated other comprehensive loss	(2,091)	(3,667)
Accumulated deficit	(295,494)	(294,078)
Lineage Cell Therapeutics, Inc. shareholders’ equity	117,674	96,199
Noncontrolling interest (deficit)	(1,104)	(1,072)
Total shareholders’ equity	116,570	95,127
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,928	$107,949

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Grant revenue	$98	$348
Royalties from product sales and license fees	293	166
Total revenues	391	514

Cost of sales	(112)	(94)

Gross profit	279	420

OPERATING EXPENSES:
Research and development	3,394	3,339
General and administrative	3,935	4,519
Total operating expenses	7,329	7,858
Loss from operations	(7,050)	(7,438)
OTHER INCOME/(EXPENSES):
Interest income, net	2	405
Gain on sale of marketable securities	6,024	1,258
Unrealized gain (loss) on marketable equity securities	1,239	(1,338)
Unrealized gain on warrant liability	18	35
Other expenses, net	(1,681)	(1,350)
Total other income (expenses), net	5,602	(990)
LOSS BEFORE INCOME TAXES	(1,448)	(8,428)

Deferred income tax benefit	-	-

NET LOSS	(1,448)	(8,428)

Net loss attributable to noncontrolling interest	32	29

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(1,416)	$(8,399)

NET LOSS PER COMMON SHARE:
BASIC	$(0.01)	$(0.06)
DILUTED	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	158,725	149,807
DILUTED	158,725	149,807

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
NET LOSS	$(1,448)	$(8,428)
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	1,576	1,315
COMPREHENSIVE (LOSS)/INCOME	128	(7,113)
Less: Comprehensive loss attributable to noncontrolling interest	32	29
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$160	$(7,084)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(1,416)	$(8,399)
Net loss allocable to noncontrolling interest	(32)	(29)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Gain on sale of marketable securities	(6,024)	(1,258)
Unrealized (gain)/loss on marketable equity securities	(1,239)	1,338
Depreciation expense, including amortization of leasehold improvements	174	212
Amortization of right-of-use asset	10	9
Amortization of intangible assets	112	498
Stock-based compensation	539	626
Common stock issued for services	102	-
Change in unrealized gain on warrant liability	(18)	(35)
Foreign currency remeasurement and other gain	1,712	1,424
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(135)	66
Accrued interest receivable	-	(378)
Receivables from OncoCyte and AgeX, net of payables	-	(40)
Prepaid expenses and other current assets	(92)	911
Accounts payable and accrued liabilities	(1,031)	(138)
Deferred revenue and other liabilities	(86)	167
Net cash used in operating activities	(7,424)	(5,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of OncoCyte common shares	10,064	4,963
Proceeds from the sale of AgeX common shares	-	258
Proceeds from the sale of Hadasit common shares	21	-
Purchase of equipment and other assets	(11)	(10)
Other deposits	-	45
Net cash provided by investing activities	10,074	5,256

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	1,717	-
Common shares received and retired for employee taxes paid	(13)	(2)
Repayment of financing lease liabilities	-	(8)
Proceeds from sale of common shares	19,873	-
Payments for offering costs	(614)	-
Net cash provided by (used in) financing activities	20,963	(10)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	73
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,533	293
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	33,183	10,096
At end of the period	$56,716	$10,389

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

Lineage Cell Therapeutics, Inc. (“Lineage,” “we,” “us,” or “our”) is a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and that aid the body in detecting and combating cancer. Specifically, Lineage is testing therapies to treat dry age-related macular degeneration, spinal cord injuries, and non-small cell lung cancer. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we develop and manufacture specialized, terminally or functionally differentiated human cells from established and well-characterized pluripotent cell lines. These differentiated cells are transplanted into a patient either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount a more robust and effective immune response to cancer.

We have three allogeneic, or “off-the-shelf,” cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”). There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is one of the leading causes of blindness in people over the age of 60.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for acute spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

●	VAC2, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of March 31, 2021.

Though our principal focus is on advancing our three cell therapy programs currently in clinical development, we may seek to create additional value through corporate transactions, as we have in the past, or by initiating new programs using existing protocols or new protocols and cell lines.

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

On March 8, 2019, the Asterias Merger closed with Asterias surviving as a wholly owned subsidiary of Lineage. The former stockholders of Asterias (other than Lineage) received 0.71 common shares of Lineage for every share of Asterias common stock they owned. Lineage issued 24,695,898 common shares, including 58,085 shares issued in respect of restricted stock units issued by Asterias that immediately vested in connection with the closing of the Asterias Merger. The aggregate dollar value of such shares, based on the closing price of Lineage common shares on March 8, 2019, was $32.4 million. The total purchase price was $52.6 million. Lineage also assumed warrants to purchase shares of Asterias common stock.

The Asterias Merger was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires, among other things, that the assets and liabilities assumed be recognized at their fair values as of the acquisition date.

See Note 3 for a discussion of the Asterias Merger.

Investment in OncoCyte

Lineage has an equity position in OncoCyte, a publicly traded molecular diagnostic company (NYSE American: OCX), which Lineage founded and, in the past, was a majority-owned consolidated subsidiary until February 17, 2017, when Lineage deconsolidated OncoCyte’s financial statements. OncoCyte is focused on developing and commercializing laboratory-developed tests to serve unmet medical needs across the cancer care continuum. As of March 31, 2021, Lineage owned approximately 1.1 million shares of OncoCyte common stock, or 1.3% of its outstanding shares (see Note 4).

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lineage’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “Commission”) on March 11, 2021.

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of March 31, 2021.

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

As of March 31, 2021, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

Lineage has incurred significant operating losses and in recent years has funded its operations primarily through sale of common stock of AgeX and OncoCyte, both former subsidiaries, sale of common stock of Hadasit Bio-Holdings (“HBL”), receipt of research grants, royalties from product sales, license revenues, sales of research products and issuance of equity securities.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. As of March 31, 2021, Lineage had issued 11,035,444 common shares at a weighted average price per share of $2.27 for gross proceeds of $25.0 million under the Sales Agreement. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. No sales of the additional $25.0 million shares have been conducted as of May 7, 2021.

As of March 31, 2021, Lineage had an accumulated deficit of approximately $295.5 million, working capital of $58.0 million and shareholders’ equity of $116.6 million. Lineage has evaluated its projected cash flows and believes that its $62.4 million of cash, cash equivalents and marketable equity securities are sufficient to fund Lineage’s planned operations for at least the next twelve months from the issuance date of the condensed consolidated interim financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

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

Marketable Equity Securities

Lineage accounts for the shares it holds in OncoCyte, and HBL as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below.

OncoCyte shares have readily determinable fair values quoted on the NYSE American under trading symbol “OCX”. The HBL shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) under the trading symbol “HDST” where share prices are denominated in New Israeli Shekels (NIS).

Revenue Recognition

Lineage recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), and in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it is entitled to receive in exchange for such product or service. In doing so, Lineage follows a five-step approach: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. Lineage considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. Lineage applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

Lineage’s largest source of revenue is currently related to government grants. In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of goods or services to the government entities funding the grant. Lineage has, and will continue to, account for grants received to perform research and development services in accordance with ASC 730-20, Research and Development Arrangements, which requires an assessment, at the inception of the grant, of whether the grant is a liability or a contract to perform research and development services for others. If Lineage or a subsidiary receiving the grant is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then Lineage is required to estimate and recognize that liability. Alternatively, if Lineage or a subsidiary receiving the grant is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, grant revenue is recognized when the related research and development expenses are incurred (see Note 15).

Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the latest balance sheet date reported. As of March 31, 2021, deferred grant revenue was $101,000.

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

For the three months ended March 31, 2021 and 2020, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (unaudited)
	2021	2020
Stock options	19,257	17,959
Lineage Warrants (1) (Note 3)	1,090	1,090
Restricted stock units	77	145

(1)	Although the Lineage Warrants (as defined below) are classified as liabilities, the Lineage Warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be antidilutive for the period presented.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
	(unaudited)		(unaudited)
Cash and cash equivalents	$56,210	$32,585	$9,832	$9,497
Restricted cash included in deposits and other long-term assets (see Note 15)	506	520	557	599
Restricted cash included in prepaid expenses and other current assets (see Note 15)	-	78	-	-
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$56,716	$33,183	$10,389	$10,096

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Lineage adopted this standard on January 1, 2020 and it did not have a significant impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. Lineage adopted this standard as of January 1, 2021 and it is not expected to have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted - The recently issued accounting pronouncements applicable to Lineage that are not yet effective should be read in conjunction with the recently issued accounting pronouncements, as applicable and disclosed in Lineage’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Commission on March 11, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for Lineage beginning January 1, 2023. Lineage has not yet completed its assessment of the impact of the new standard on its condensed consolidated financial statements.

3. Asterias Merger

On March 8, 2019, the Asterias Merger closed with Asterias surviving as a wholly owned subsidiary of Lineage. The former stockholders of Asterias (other than Lineage) received 0.71 common shares of Lineage for every share of Asterias common stock they owned. Lineage issued 24,695,898 common shares, including 58,085 shares issued in respect of restricted stock units issued by Asterias that immediately vested in connection with the closing of the Asterias Merger. The aggregate dollar value of such shares, based on the closing price of Lineage common shares on March 8, 2019, was $32.4 million. The total purchase price was $52.6 million. Lineage also assumed warrants to purchase shares of Asterias common stock.

Asterias has two IPR&D intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets consists of $31.7 million pertaining to the OPC1 program that is currently in a Phase 1/2a clinical trial for SCI, which has been partially funded by the California Institute for Regenerative Medicine and $14.8 million pertaining to the VAC2 program, which is an allogeneic, or “off-the-shelf,” cancer immunotherapy derived from pluripotent stem cells for which a clinical trial in non-small cell lung cancer is being funded and sponsored by Cancer Research UK.

Asterias also has certain royalty revenues for “research only use” culture media for pre-clinical research applications under certain, specific patent families under contracts which preclude the customers to sell for commercial use or for clinical trials. These royalty cash flows are generated under certain specific patent families that Asterias previously acquired from Geron Corporation (“Geron”). Asterias pays Geron a royalty for all royalty revenues received from these contracts. Because these patents are expected to continue to generate revenues for Asterias and are not to be used in the OPC1 or the VAC2 programs, these patents are considered to be separate long-lived intangible assets under ASC 805.

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

Asterias Merger Related Litigation - See Note 15 Commitments and Contingencies for discussion regarding litigation related to the Asterias Merger.

4. Accounting for Common Stock of OncoCyte, at Fair Value

As of March 31, 2021, Lineage owned approximately 1.1 million shares of OncoCyte common stock. These shares had a fair value of approximately $5.8 million, based on the closing price of OncoCyte of $5.19 per share on March 31, 2021. As of December 31, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock. These shares had a fair value of approximately $8.7 million, based on the closing price of OncoCyte of $2.39 per share on December 31, 2020.

For the three months ended March 31, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized gain on marketable equity securities of $1.2 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

For the three months ended March 31, 2020, Lineage recorded a realized gain of $1.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $0.3 million related to changes in fair market value of OncoCyte’s common stock price in the quarter.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

5. Sale of Significant Ownership Interest in AgeX to Juvenescence Limited

On August 30, 2018, Lineage entered into a Stock Purchase Agreement with Juvenescence Limited (“Juvenescence”) and AgeX, pursuant to which Lineage sold 14.4 million shares of common stock of AgeX to Juvenescence for $3.00 per share, or an aggregate purchase price of $43.2 million (the “Purchase Price”). Juvenescence paid $10.8 million of the Purchase Price at closing, issued an unsecured convertible promissory note dated August 30, 2018 in favor of Lineage for $21.6 million (the “Promissory Note”), and paid $10.8 million on November 2, 2018. The Stock Purchase Agreement contains customary representations, warranties and indemnities from Lineage relating to the business of AgeX, including an indemnity cap of $4.3 million, which is subject to certain exceptions. In connection with the sale, Lineage also entered into a Shared Facilities Agreement with AgeX.

The Promissory Note bore interest at 7% per annum, with principal and accrued interest payable at maturity on August 30, 2020. The Promissory Note was paid in full on August 28, 2020.

6. Property and Equipment, Net

At March 31, 2021 and December 31, 2020, property and equipment, net was comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Equipment, furniture and fixtures	$3,448	$3,628
Leasehold improvements	2,392	2,472
Right-of-use assets	3,746	3,845
Accumulated depreciation and amortization	(4,472)	(4,315)
Property and equipment, net	$5,114	$5,630

Property and equipment at March 31, 2021 and December 31, 2020 includes $79,000 in financing leases. In September 2020, Lineage terminated its leases in Alameda and entered into a new lease for a reduced amount of square footage. This resulted in a reduction to right-of-use assets of approximately $1.4 million. See additional information in Note 15.

Depreciation and amortization expense amounted to $174,000 and $212,000 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, Lineage sold non-capitalized assets for a net gain of $16,000 and $30,000, respectively, which was included in research and development expenses on the condensed consolidated statements of operations. During the three months ended March 31, 2020, Lineage sold equipment with a net book value of $13,000 and recognized a gain of $2,000, which was included in research and development expenses on the condensed consolidated statement of operations.

7. Goodwill and Intangible Assets, Net

At March 31, 2021, and December 31, 2020, goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2021	December 31,2020
	(unaudited)
Goodwill(1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D - OPC1 (from the Asterias Merger)(2)	$31,700	$31,700
Acquired IPR&D - VAC2 (from the Asterias Merger)(2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts(2)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization	(19,224)	(19,111)
Intangible assets, net	$46,919	$47,032

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger.

(2)	See Note 3 for information on the Asterias Merger which was consummated on March 8, 2019.

Amortization recognized in research and development expenses was $0.1 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

8. Accounts Payable and Accrued Liabilities

At March 31, 2021 and December 31, 2020, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Accounts payable	$2,797	$2,611
Accrued compensation	1,246	1,959
Accrued liabilities	988	1,711
PPP loan payable	523	523
Other current liabilities	179	9
Total	$5,733	$6,813

As of March 31, 2021, accrued liabilities includes $0.3 million related to the signature fee owed to Cancer Research UK, as described in Note 15.

PPP Loan Payable

In April 2020, Lineage received a loan for $523,000 from Axos Bank under the PPP contained within the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP loan has a term of two years, is unsecured, and is guaranteed by the U.S. Small Business Administration (“SBA”). The loan carries a fixed interest rate of one percent per annum, with the first six months of interest deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, Lineage will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program are adhered to by Lineage, all or part of such loan could be forgiven. Lineage believes that all or a substantial portion of the PPP loan is eligible for forgiveness within one year and classifies the loan as a short-term liability. On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law, retroactively allowing a deduction of the expenses that gave rise to the PPP loan forgiveness, that was previously denied under the CARES Act. California has partially adopted the federal tax treatment. On February 17, 2021, California issued an Immediate Action Agreement, allowing companies to deduct up to $150,000 in expenses covered by the PPP loan. Any forgiven amounts will not be included in Lineage’s taxable income for federal or California purposes. Lineage applied for forgiveness of the PPP loan on September 30, 2020, and on May 13, 2021, received notice that the PPP loan was forgiven in full.

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

We measure cash, cash equivalents, marketable equity securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$56,210	$56,210	$-	$-
Marketable equity securities	6,154	6,154	-	-

Liabilities:
Lineage Warrants	1	-	-	1
Cell Cure Warrants	418	-	-	418

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,585	$32,585	$-	$-
Marketable equity securities	8,977	8,977	-	-

Liabilities:
Lineage Warrants	1	-	-	1
Cell Cure Warrants	437	-	-	437

We have not transferred any instruments between the three levels of the fair value hierarchy.

In determining fair value, Lineage utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value.

Marketable equity securities include our positions in OncoCyte, and HBL. Both of these securities have readily determinable fair values quoted on the NYSE American or TASE stock exchanges. These securities are measured at fair value and reported as current assets on the condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented.

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

10. Related Party Transactions

Lineage incurred costs of $5,050 per month for the use of approximately 900 square feet of office space in New York City, which was made available to Lineage on a month-by-month basis by one of its directors at an amount that approximates his cost (see Note 15). In March 2021, Lineage terminated without penalty its leasing term related to the New York City office lease.

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 15), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through March 31, 2021, Lineage has incurred a total of $375,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

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

Common Shares

At March 31, 2021, Lineage was authorized to issue 250,000,000 common shares, no par value. As of March 31, 2021, and December 31, 2020, Lineage had 162,066,897 and 153,095,883 issued and outstanding common shares, respectively.

At-The-Market Offering

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage having an aggregate offering price of up to $25,000,000. Lineage is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017. As of March 31, 2021, Lineage had issued 11,035,444 common shares at a weighted average price per share of $2.27 for gross proceeds of $25.0 million under the Sales Agreement. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. No sales of the additional $25.0 million shares have been conducted as of May 7, 2021.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three months ended March 31, 2021 and 2020 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127
Shares issued through ATM	-	-	7,941	19,008	-	-	-	19,008
Shares issued for services	-	-	78	202	-	-	-	202
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(12)	-	-	-	(12)
Shares issued upon exercise of stock options	-	-	942	1,751				1,751
Financing related fees	-	-	-	(173)	-	-	-	(173)
Stock-based compensation	-	-	-	539	-	-	-	539
Foreign currency translation gain	-	-	-	-	-	-	1,576	1,576
NET LOSS	-	-	-	-	(1,416)	(32)	-	(1,448)
BALANCE AT MARCH 31, 2021	-	$-	162,067	$415,259	$(295,494)	$(1,104)	$(2,091)	$116,570

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	14	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	626	-	-	-	626
Foreign currency translation gain	-	-	-	-	-	-	1,315	1,315
NET LOSS	-	-	-	-	(8,399)	(29)	-	(8,428)
BALANCE AT MARCH 31, 2020	-	$-	149,818	$387,686	$(281,821)	$(1,741)	$634	$104,758

Warrants

Lineage (previously Asterias) Warrants - Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, Lineage assumed outstanding Asterias Warrants (the “Lineage Warrants”). As of March 31, 2021, the total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, which were converted to Lineage Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants have an exercise price of $6.15 per share and expire on May 13, 2021.

Cell Cure Warrants - Liability Classified

Cell Cure has two sets of issued warrants (the “Cell Cure Warrants”). Warrants to purchase 24,566 Cell Cure ordinary shares at an exercise price of $40.5359 per share were issued to HBL in July 2017. These warrants expire in July 2022. Warrants to purchase 13,738 Cell Cure ordinary shares at exercise prices ranging from $32.02 to $40.00 per share have been issued to consultants. Of these warrants, 11,738 were cashless exercised in October 2020. The remaining 2,000 warrants have an exercise price of $40.00 per share and expire in January 2024.

12. Stock-Based Awards

Equity Incentive Plan Awards

Effective November 8, 2019, Lineage adopted an amendment changing the name of the BioTime, Inc. 2012 Equity Incentive Plan to the Lineage Cell Therapeutics, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights. As of March 31, 2021, a maximum of 24,000,000 common shares were available for grant under the 2012 Plan. Recipients of stock options are eligible to purchase common shares at an exercise price equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the 2012 Plan is 10 years. Stock options generally vest over a four-year period based on continuous service; however, the 2012 Plan allows for other vesting periods. Upon the expiration of the restrictions applicable to an RSU, Lineage will either issue to the recipient, without charge, one common share per RSU or cash in an amount equal to the fair market value of one common share. RSUs granted from the 2012 Plan reduce the shares available for grant by two shares for each RSU granted.

A summary of Lineage’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2020	8,002	15,865	93	$1.57
Restricted stock units vested	-	-	(16)	-
Options granted	(4,175)	4,175	-	2.43
Options exercised	-	(942)	-	1.86
Options expired/forfeited/cancelled	191	(191)	-	2.76
March 31, 2021	4,018	18,907	77	$1.74
Options exercisable at March 31, 2021		8,741		$1.95

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

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2020	4,840	350	$1.57
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-		-
March 31, 2021	4,840	350	$1.57
Options exercisable at March 31, 2021		176	$1.57

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Three Months Ended March 31, (unaudited)
	2021	2020
Expected life (in years)	6.25	6.25
Risk-free interest rates	1.06%	0.8%
Volatility	73.0%	67.5%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2021	2020
Research and development	$134	$96
General and administrative	405	530
Total stock-based compensation expense	$539	$626

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

For items that Lineage cannot reliably estimate on an annual basis (principally unrealized gains or losses generated by changes in the market prices of OncoCyte shares), Lineage uses the actual year to date effective tax rate rather than an estimated annual effective tax rate to determine the tax effect of each item, including the use of all available net operating losses and other credits or deferred tax assets.

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that Lineage holds as of March 31, 2021, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of March 31, 2021. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

In connection with the Asterias Merger, a deferred tax liability of $10.8 million was recorded as part of the acquisition accounting. The deferred tax liability (“DTL”) is related to fair value adjustments for the assets and liabilities acquired in the Asterias Merger, principally consisting of IPR&D. This estimate of deferred taxes was determined based on the excess of the estimated fair values of the acquired assets and liabilities over the tax basis of the assets and liabilities acquired. The statutory tax rate was applied, as appropriate, to the adjustment based on the jurisdiction in which the adjustment is expected to occur. Because the IPR&D (prior to completion or abandonment of the R&D) is considered an indefinite-lived asset for accounting purposes, the fair value of the IPR&D on the acquisition date created a deferred income tax liability in accordance with ASC 740. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Lineage’s respective federal and state income tax rates. While this DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, those events are not anticipated under ASC 740 for purposes of predicting reversal of a temporary difference to support the realization of deferred tax assets, except for certain deferred tax assets and credit carryforwards that are also indefinite in nature as of the Asterias Merger date, which may be considered for reversal under ASC 740 as further discussed below.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Lineage established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries. During the year ended December 31, 2020, a portion of the valuation allowance was released as it relates to Lineage’s indefinite lived assets that can be used against the indefinite lived liabilities. The amount of the valuation allowance released was $1.2 million; as new indefinite lived deferred tax assets are generated, we will continue to book provision benefits until the deferred tax liability position is exhausted, barring any new developments.

For the three months ended March 31, 2021, and 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte common stock in the periods. This taxable income was offset by net operating loss carryforwards.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31, (unaudited)
	2021	2020
Cash paid during period for interest	$3	$7

15. Commitments and Contingencies

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California (the “Carlsbad Lease”). The term of the Carlsbad Lease commenced on August 1, 2019 and expires on October 31, 2022.

Base rent under the Carlsbad Lease beginning on August 1, 2020 is $18,386 per month and increases by 3% annually on every August 1 thereafter during the lease term. Base rent for the first twenty-four months of the lease is based upon a deemed rentable area of 7,000 square feet. Base rent was abated for months two through five of the lease.

In addition to base rent, Lineage pays a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for the performance of its obligations under the Carlsbad Lease, Lineage provided the landlord with a security deposit of $17,850.

Alameda Leases and Alameda Sublease

In December 2015, Lineage entered into leases of office and laboratory space located in two buildings in Alameda, California (the “Alameda Leases”) comprised of 22,303 square feet (the “1010 Atlantic Premises”) and 8,492 square feet (the “1020 Atlantic Premises”). Base rent under the Alameda Leases beginning on February 1, 2020 was $72,636 per month with annual increases of approximately 3%. In addition to base rent, Lineage paid a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. As security for its obligations, Lineage provided the landlord with a security deposit of approximately $424,000, which was reduced to $78,000 on January 24, 2019 in accordance with the terms of the lease. The security deposit was returned to Lineage in March 2021.

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

On September 11, 2020, Lineage entered into a Lease Termination Agreement with the landlord terminating the Alameda Leases effective as of August 31, 2020 for the 1020 Atlantic Premises and September 30, 2020 for the 1010 Atlantic Premises. In consideration for the termination of the leases, Lineage paid a termination fee of $130,000 and other amounts due under the terms of the Alameda Leases through the applicable effective termination dates, except that no rent was due with respect to the 1020 Atlantic Premises after July 31, 2020. Lineage’s security deposit was received in March 2021. Lineage paid a separate termination fee of $30,000 to Industrial Microbes in connection with the termination of the Industrial Microbes Sublease and returned the $56,000 security deposit paid by Industrial Microbes. For the period of sublease from mid-April 2020 through September 2020, Lineage received $119,000 in rental income from Industrial Microbes.

Lineage continues to occupy approximately 2,432 square feet of the 1010 Atlantic Premises under a new sublease agreement (the “Alameda Sublease”). The term of the Alameda Sublease is from October 1, 2020 through January 31, 2023. Base rent under the Alameda Sublease is $14,592 per month with annual increases of 3% each October 1 thereafter during the lease term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000 under the Alameda Sublease; this amount is considered restricted cash and is included in deposits and other long-term assets as of March 31, 2021 (see Note 2).

Based on the smaller footprint, and after taking into consideration the fees disclosed above, Lineage has reduced its contractual obligations by approximately $780,000 over the remaining life of the original leases through January 31, 2023.

New York Leased Office Space

Lineage incurred costs of $5,050 per month for the use of approximately 900 square feet of office space in New York City, which was made available to Lineage for use in conducting meetings and other business affairs, on a month-by-month basis, by one of its directors at an amount that approximates his cost. In March 2021, Lineage terminated without penalty its leasing term related to the New York City office lease. The lease was not in the scope of ASC 842 because it is a month-to-month lease.

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires December 31, 2025, with an option to extend the lease for five years each (the “Original Cell Cure Lease”). Base monthly rent is NIS 39,776 (approximately US $12,200 per month using the December 7, 2020 exchange rate). In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

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

In December 2018, Cell Cure made a $420,000 deposit required under the January 2018 Lease, which amount is included in deposits and other long-term assets on the consolidated balance sheet as of March 31, 2021, to be held as restricted cash during the term of the January 2018 Lease.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$208	$398
Operating cash flows from financing leases	3	7
Financing cash flows from financing leases	-	8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	29
Financing leases	-	-

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2021	December 31, 2020
Operating leases
Right-of-use assets, net	$2,648	$2,916

Right-of-use lease liabilities, current	771	746
Right-of-use lease liabilities, noncurrent	2,217	2,514
Total operating lease liabilities	$2,988	$3,260

Financing leases
Property and equipment, gross	$79	$79
Accumulated depreciation	(68)	(65)
Property and equipment, net	$11	$14

Current liabilities	$16	$16
Long-term liabilities	26	26
Total finance lease liabilities	$42	$42

Weighted average remaining lease term
Operating leases	4.0 years	4.2 years
Finance leases	2.2 years	2.4 years
Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	10.0%	10.0%

Future minimum lease commitments are as follows as of March 31, 2021 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021	$724	$14
2022	912	19
2023	480	8
2024	454	-
2025	442	-
Thereafter	531	-

Total lease payments	$3,543	$41
Less imputed interest	(555)	(4)
Total	$2,988	$37

Research and Option Agreement

On January 5, 2019, Lineage and Orbit Biomedical Limited (“Orbit”) entered into a Research and Option Agreement, which was assigned by Orbit to Gyroscope Therapeutics Limited (“Gyroscope”) and amended on May 7, 2019, January 30, 2020, May 1, 2020 and September 4, 2020 (the “Gyroscope Agreement”). As amended, the Gyroscope Agreement provided Lineage access to Gyroscope’s vitrectomy-free subretinal injection device (the “Orbit Device”) as a means of delivering OpRegen in Lineage’s ongoing Phase 1/2a clinical trial through the earlier of: (i) December 1, 2020; or (ii) or treatment of three additional patients with the Orbit Device between September 4, 2020 and December 1, 2020 (the “Access Period”). Following the Access Period, Lineage also had an exclusive right to negotiate a definitive agreement to distribute and sell the Orbit Device for the subretinal delivery of RPE cells for the treatment of dry AMD (the “Option Period”), which was initially set to expire in February 2021. Pursuant to the terms of the Gyroscope Agreement, Lineage paid access fees totaling $2.5 million: (i) $1.25 million in January 2019 upon execution of the Gyroscope Agreement; and (ii) $1.25 million in August 2019 upon completion of certain collaborative research activities using the Gyroscope technology for the OpRegen Phase 1/2a clinical trial. These access fees of $2.5 million were amortized on a straight-line basis throughout 2019 and included in research and development expenses. Lineage also agreed to reimburse Gyroscope for costs of consumables, training services, travel costs and other out of pocket expenses incurred by Gyroscope for performing services under the Gyroscope Agreement. In January 2020, Lineage agreed to pay an additional $0.5 million to extend the Access Period to July 5, 2020, $0.2 million of which was paid in January 2020 and $0.3 million of which was paid in November 2020. The Access Period was subsequently extended two additional times at no cost and ended in accordance with the terms of the Gyroscope Agreement in November 2020. In February 2021, Lineage exercised its right to extend the initial Option Period for $0.5 million. During the extended Option Period, Lineage determined not to pursue a definitive agreement to distribute and sell the Orbit Device, and the Gyroscope Agreement terminated on May 11, 2021 upon expiration of the Option Period.

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

On June 3, 2019, defendants filed demurrers to the Amended Complaint. On August 13, 2019, the parties submitted a stipulation to the court seeking dismissal of the action with prejudice as to the named Plaintiffs and without prejudice as to the unnamed putative class members, and disclosed to the court the parties’ agreement to resolve, for $200,000, Plaintiffs’ claim for an award of attorneys’ fees and expenses in connection with the purported benefit conferred on Asterias stockholders by the Supplemental Disclosures. The court granted the stipulation and dismissed the action August 14, 2019. Lineage continues to believe that the claims and allegations in the action lack merit, but believed that it was in Lineage’s shareholders’ best interest for the action to be dismissed and to resolve the fee claim in a timely manner without additional costly litigation expenses.

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

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that provide Lineage with insurance against claims or demands for indemnification in specified circumstances. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as of March 31, 2021 and December 31, 2020.

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

Lineage and CRT effectuated the option by simultaneously entering into a license agreement (the “License Agreement”) pursuant to which Lineage agreed to pay the previously agreed signature fee of £1,250,000 (approximately $1.6 million). In consideration of Lineage’s agreement to exercise the option prior to completion of the study, the parties agreed to defer the signature fee as follows: £500,000 in September 2020, £500,000 in February 2021 and £250,000 in April 2021. For the primary licensed product for the first indication, the License Agreement provides for milestone fees of up to £8,000,000 based upon initiation of a Phase 3 clinical trial and the filing for regulatory approval and up to £22,500,000 in sales-based milestones payments. Additional milestone fees and sales-based milestone payments would be payable for other products or indications, and mid-single-digit royalty payments are payable on sales of commercial products.

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

Cell Cure will pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of March 31, 2021, Cell Cure had not accrued any milestone payments under the License Agreement.

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

16. Subsequent Events

Immunomic Therapeutics Inc. License Agreement

On April 16, 2021, Lineage entered a worldwide license and development collaboration with Immunomic Therapeutics, Inc (ITI). Lineage is the sole and exclusive owner of the rights to the VAC platform and has licensed to ITI patents and materials for the development and commercialization of novel cancer immunotherapy agent derived from this platform utilizing an antigen provided by ITI.

Under terms of the Agreement, Lineage is entitled to upfront licensing fees totaling $2.0 million paid over the first year, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage will also be eligible to receive royalties up to 10% on net sales of future products.

PPP Loan

On May 13, 2021, Lineage received notice that its PPP loan was forgiven in full. See Note 8 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed in this Item 2 that are not historical information constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including statements about any of the following: any projections of earnings, revenue, gross profit, cash, effective tax rate, use of net operating losses, or any other financial items; the plans, strategies and objectives of management for future operations or prospects for achieving such plans; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While Lineage may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if Lineage’s estimates change, and readers should not rely on those forward-looking statements as representing Lineage’s views as of any date subsequent to the date of the filing of this Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risks and Lineage can give no assurances that its expectations will prove to be correct. Actual results could differ materially from those described in this Report because of numerous factors, many of which are beyond the control of Lineage. A number of important factors could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed in Part II, Item IA, “Risk Factors” of this Report.

The following discussion should be read in conjunction with Lineage condensed consolidated interim financial statements and the related notes provided under “Item 1 - Financial Statements” above.

Company and Business Overview

We are a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Specifically, Lineage is testing therapies to treat dry age-related macular degeneration, spinal cord injuries, and non-small cell lung cancer. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we develop and manufacture specialized, terminally or functionally differentiated human cells from established and well-characterized pluripotent cell lines. These differentiated cells are transplanted into a patient either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount a more robust and effective immune response to cancer.

We have three allogeneic, or “off-the-shelf,” cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”). There currently are no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is one of the leading causes of blindness in people over the age of 60.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for acute spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

●	VAC2, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte.

Though our principal focus is on advancing our three cell therapy programs currently in clinical development, we may seek to create additional value through corporate transactions, as we have in the past, or by initiating new programs using existing protocols or new protocols and cell lines.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses and analyzes data in our unaudited Condensed Consolidated Interim Financial Statements, which we have prepared in accordance with generally accepted accounting principles in the United States. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our board of directors. Actual conditions may differ from our assumptions and actual results may differ from our estimates.

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “Commission”) on March 11, 2021, except as follows:

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

Operating leases are included as ROU assets in property and equipment, and ROU lease liabilities, current and long-term, in the condensed consolidated balance sheets. Financing leases are included in property and equipment, and in financing lease liabilities, current and long-term, in the condensed consolidated balance sheets.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues and Cost of Sales

The amounts in the tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenue	$98	$348	$(250)	(72)%
Royalties from product sales and license fees	293	166	127	77%
Total revenues	391	514	(123)	(24)%
Cost of sales	(112)	(94)	(18)	19%
Gross profit	$279	$420	$(141)	(34)%

Our total revenues decreased by $0.1 million for the three months ended March 31, 2021 as compared to the same period in the prior year, due to a $0.2 million decrease in grant revenues due to less grant-related activities during the period, offset by a $0.1 million increase in royalties from product sales.

Our grant revenues are generated primarily by our subsidiary Cell Cure Neurosciences Ltd. (“Cell Cure”) from the Israel Innovation Authority (“IIA”) for the development of OpRegen and our bio retina program, and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”).

The decrease in our grant revenues for the three months ended March 31, 2021 as compared to the same period in the period year, were primarily due to less U.S. based grant-related activities during the period. Grant revenues generated by Cell Cure from the IIA for the development of OpRegen and our bio retina program was $0.1 million both for the three months ended March 31, 2021 and 2020. Grant revenues generated by the NIH grant were $0.2 million for the three months ended March 31, 2020. NIH grant related activities were completed in the third quarter of 2020.

Operating expenses

The amounts in the tables below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31 (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$3,394	$3,339	$55	2%
General and administrative expenses	3,935	4,519	(584)	(13)%

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

	Three Months Ended March 31, (unaudited)
	Amount		Percent of Total
Program	2021	2020	2021	2020
OpRegen® and other ophthalmic applications	$1,102	$1,869	33%	56%
OPC1	1,666	1,221	49%	37%
VAC platform	584	114	17%	3%
All other programs	42	135	1%	4%
Total research and development expenses	$3,394	$3,339	100%	100%

The increase of $0.1 million in total research and development expenses for the three months ended March 31, 2021 as compared to the same period in the prior year is mainly attributable to the following:

●	a net decrease of $0.8 million in OpRegen and other ophthalmic application expenses, attributable primarily to a decrease in manufacturing activities in 2021 as compared to 2020,
●	an increase of $0.4 million in OPC1-related expenses, primarily related to an increase in manufacturing and development activities for this program,
●	an increase of $0.5 million in VAC program expenses, primarily related to manufacturing improvement activities.

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

The total net decrease of $0.6 million in general and administrative expenses for the three months ended March 31, 2021 compared to the same period in 2020, was primarily attributable to a $0.4 million reduction in Asterias Merger-related expenses, a $0.1 million reduction in legal and patent expenses, a $0.2 million reduction in rent and utilities expenses, and a $0.1 million reduction in compensation expenses, offset by a $0.2 million increase in investor relations expenses.

Other income and (expenses), net

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands):

	Three Months Ended March 31, (unaudited)
	2021	2020
Other income (expenses), net
Interest income, net	$2	$405
Gain on sale of marketable equity securities	6,024	1,258
Unrealized gain (loss) on marketable equity securities	1,239	(1,338)
Unrealized gain on warrant liability	18	35
Other expenses, net	(1,681)	(1,350)
Total other income (expenses), net	$5,602	$(990)

Interest income, net – During the three months ended March 31, 2020, we earned $0.4 million of interest income, from our promissory note with Juvenescence. In August 2020, Lineage received $24.6 million from Juvenescence, representing the outstanding principal and accrued interest on the promissory note.

Gain on investment in OncoCyte - As of March 31, 2021, Lineage owned 1.1 million shares of OncoCyte common stock. These shares had a fair value of $5.8 million, based on the closing price of OncoCyte common stock of $5.19 per share on March 31, 2021. As of December 31, 2020, Lineage owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $8.7 million, based on the closing price of OncoCyte common stock of $2.39 per share on December 31, 2020.

For the three months ended March 31, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized gain on marketable equity securities of $1.2 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

For the three months ended March 31, 2020, Lineage recorded a realized gain of $1.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $0.3 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

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

Marketable equity securities - We also account for the shares we held in Hadasit Bio-Holdings (“HBL”) and AgeX as marketable equity securities as of March 31, 2021 and 2020. These securities were carried at fair market value on our consolidated balance sheets. For the three months ended March 31, 2021, we did not hold any marketable securities related to AgeX, and the accounting transactions for HBL were not material.

For the three months ended March 31, 2020 Lineage recorded a realized gain of $0.2 million due to sales of AgeX shares in the period, and an unrealized loss of $1.0 million due to the changes in fair market value of these marketable securities from December 31, 2019 to March 31, 2020.

Other expenses, net - Other expenses, net, in 2021 and 2020 consist primarily of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd. (“ESI”), changes in the fair value of warrants issued by Cell Cure, dividend income and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable by Cell Cure to Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of March 31, 2021, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of March 31, 2021. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

In connection with the Asterias Merger, a deferred tax liability of $10.8 million was recorded as part of the acquisition accounting. The deferred tax liability (“DTL”) is related to fair value adjustments for the assets and liabilities acquired in the Asterias Merger, principally consisting of IPR&D. This estimate of deferred taxes was determined based on the excess of the estimated fair values of the acquired assets and liabilities over the tax basis of the assets and liabilities acquired. The statutory tax rate was applied, as appropriate, to the adjustment based on the jurisdiction in which the adjustment is expected to occur. Because the IPR&D (prior to completion or abandonment of the R&D) is considered an indefinite-lived asset for accounting purposes, the fair value of the IPR&D on the acquisition date creates a deferred income tax liability in accordance with ASC 740. This DTL is computed using the fair value of the IPR&D assets on the acquisition date multiplied by Lineage’s respective federal and state income tax rates. While this DTL would reverse on impairment or sale or commencement of amortization of the related intangible assets, those events are not anticipated under ASC 740 for purposes of predicting reversal of a temporary difference to support the realization of deferred tax assets, except for certain deferred tax assets and credit carryforwards that are also indefinite in nature as of the Asterias Merger date, which may be considered for reversal under ASC 740 as further discussed below.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Lineage established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries. During the year ended December 31, 2020, a portion of the valuation allowance was released as it relates to Lineage’s indefinite lived assets that can be used against the indefinite lived liabilities. The amount of the valuation allowance released was $1.2 million; as new indefinite lived deferred tax assets are generated, we will continue to book provision benefits until the deferred tax liability position is exhausted, barring any new developments.

For the three months ended March 31, 2021 and 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte shares in both periods. This taxable income was offset by net operating loss carryforwards.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of OncoCyte shares from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

See Note 3 to our condensed consolidated interim financial statements included elsewhere in this Report for a description of the Asterias Merger that was completed on March 8, 2019. We have concluded that an ownership change did occur after the Asterias Merger, and the acquired operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code; Lineage will only be able to utilize $52.8 million of these operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2021, we had $62.4 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in OncoCyte and HBL. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, OncoCyte and AgeX, payments from research grants, royalties from product sales and sales of research products and services. At March 31, 2021, we had an accumulated deficit of $295.5 million, working capital of $58.0 million and shareholders’ equity of $116.6 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $62.4 million in cash, cash equivalents and marketable equity securities provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

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

Cash flows used in operating activities

Net cash used in operating activities of $7.4 million for the three months ended March 31, 2021 primarily reflects the loss from operations of $7.1 million plus the changes in assets and liabilities of $1.3 million. These items were offset primarily by non-cash expenses of $0.5 million for stock-based compensation and $0.3 million of depreciation and amortization. The unrealized gain on marketable equity securities had no effect on cash flows.

Net cash used in operating activities of $5.0 million for the three months ended March 31, 2020 primarily reflects the loss from operations of $7.4 million less the changes in assets and liabilities of $0.6 million. These items were offset primarily by non-cash expenses of $0.7 million of depreciation and amortization and $0.6 million for stock-based compensation. The unrealized loss on marketable securities had no effect on cash flows.

Cash flows provided by investing activities

Cash provided by investing activities of $10.1 million for the three months ended March 31, 2021 was associated primarily with receipts of $10.1 million from sales of a portion of our OncoCyte holdings.

Cash provided by investing activities of $5.3 million for the three months ended March 31, 2020 was associated primarily with receipts of $5.0 million from sales of a portion of our OncoCyte holdings and $0.3 million from sales of a portion of our AgeX holdings.

Cash flows provided by financing activities

Cash provided by financing activities of $21.0 million for the three months ended March 31, 2021 was associated primarily with net proceeds of $19.3 million from the sale of common shares and proceeds of $1.7 million from the exercise of employee stock options.

Cash used in financing activities for the three months ended March 31, 2020 was $10,000.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Commission Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under Commission rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Report, before deciding whether to purchase, hold or sell our common shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Commission on March 11, 2021.

Risks Related to Our Business Operations and Capital Requirements

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.*

Our total operating losses for the fiscal year ended December 31, 2020 were $26.4 million and our total operating losses for the three months ended March 31, 2021 were $7.1 million, and we had an accumulated deficit of $295.5 million as of March 31, 2021. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.*

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $3.4 million during the three months ended March 31, 2021, and $12.3 million during the fiscal year ended December 31, 2020. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.*

At March 31, 2021, we had $62.4 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities as of March 31, 2021 will be sufficient to fund our planned operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

Lawsuits have been filed and other lawsuits may be filed against our company and certain members of our company’s and Asterias Biotherapeutics, Inc.’s (“Asterias”) boards of directors relating to our acquisition of Asterias (the “Asterias Merger”). An adverse ruling in any such lawsuit may result in additional payments and costs.

A putative class action lawsuit alleging breach of fiduciary duties in connection with the Asterias Merger is pending in the Delaware Chancery Court. The defendants are certain former members of Asterias’ board of directors and our company’s board of directors. The complaint alleges that the merger process was conflicted, that the consideration was inadequate, and that the proxy statement filed by Asterias was misleading. The complaint seeks, among other things, certification of a class, rescission of the merger or monetary damages, and attorneys’ fees and costs.

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

The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by business, regulatory and other risks applicable to them.*

As of March 31, 2021, we had an equity investment in OncoCyte, a U.S. publicly traded company. As of March 31, 2021, the value of our investment in OncoCyte was approximately $5.8 million based on its closing stock price as of that date. If OncoCyte were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of its common stock and the valuation of our investment could be negatively affected. If OncoCyte were to fail and ultimately cease operations, we may lose the entire value of our investment. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Risks Related to Government Regulation

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, including anti-kickback and false claims laws, transparency laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Our current and future operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and healthcare professional transparency laws and regulations. These laws may impact, among other things, our research activities and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH”) and their implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information, relating to the privacy, security, and transmission of individually identifiable health information;

●	The Physician Payments Sunshine Act which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations, and, beginning in 2022 will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Government-imposed bans or restrictions on the use of embryos or hES cells in research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products. During March 2009, the federal government, pursuant to a presidential executive order, lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with the executive order, the National Institutes of Health (“NIH”) has adopted guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research. California law requires that stem cell research be conducted under the oversight of a stem cell review oversight committee (“SCRO”). Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO. A SCRO could prohibit or impose restrictions on the research that we plan to do. The use of hES cells may give rise to religious, moral, and ethical issues. These considerations could lead to more restrictive government regulations or could generally constrain stem cell research, thereby limiting the market and demand for our products.

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

The ACA and future changes to that law may adversely affect our business.*

As a result of the adoption of the ACA, in the United States, substantial changes have been made to the system for paying for healthcare in the United States. Among the ACA’s provisions of importance to our industry are that it:

●	created the branded prescription pharmaceutical manufacturers and importers annual fee;

●	increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

●	created new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

●	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expanded the entities eligible for discounts under the Public Health program;

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

●	created a licensure framework for follow on biologic products.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA. Although it is unknown when a decision will be made, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The results of our current and future clinical trials may differ from results achieved in earlier preclinical and clinical studies for a variety of reasons, including:

●	we may not demonstrate the potency and efficacy benefits observed in previous studies;

●	our efforts to improve, standardize and automate the manufacture of our product candidates, including OpRegen®, OPC1 and VAC2, and any resulting deviations in the manufacture of our product candidates, may adversely affect the safety, purity, potency or efficacy of such product candidates;

●	differences in trial design, including differences in size, eligibility criteria, and patient populations;

●	advancements in the standard of care may affect our ability to demonstrate efficacy or achieve trial endpoints in our current or future clinical trials;

●	safety issues or adverse events in patients that enroll in our current or future clinical trials; and

●	results in preclinical and clinical tests may not be repeated in subsequent tests or be predictive of future results.

As of May 3, 2021, data presented from the fully enrolled 24 patient Phase 1/2a open-label trial showed that both the surgical procedure and the OpRegen cells were generally well tolerated, with no treatment-related systemic serious adverse events reported. The best corrected visual acuity of the better vision Cohort 4 patients has improved or remained stable in 10/12 (83%) and these patients are being closely monitored for additional evidence of clinical benefit. However, we do not know how OpRegen will perform in future clinical trials.

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

If we or any third-party manufacturers we may engage were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials or to the medical marketplace would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, could require us to either commence new clinical trials at additional expense or terminate clinical trials completely. Each risk could delay our clinical trials, any approval of our product candidates by the FDA, or the commercialization of our product candidates, and could result in higher costs or deprive us of potential product revenue.

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

In September 2019, Renevia was granted a CE Mark and Class III classification with an intended use in adults as a resorbable matrix for the delivery of autologous adipose tissue preparations to restore and/or augment facial volume after subcutaneous fat volume loss for the treatment of facial lipoatrophy. We continue to seek a commercialization partner in the EU but we can give no assurance that we will secure a partner or commercialize Renevia in any territory.

The ongoing COVID-19 pandemic has affected and may adversely affect our operations, including the conduct of our clinical trials.*

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

As COVID-19 continues to impact the United States and Israel, we have experienced and may continue to experience disruptions that could adversely affect our operations and clinical trials, including:

●	delays or difficulties in enrolling, or conducting follow-up visits with, patients in our clinical trials, particularly patients for our OpRegen Phase 1/2a clinical trial, who are older and who may be at higher risk of complications from COVID-19;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;

●	diversion of healthcare resources away from the conduct of clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel;

●	limited availability of our employees and the staff of our current clinical sites due to sickness or social distancing measures;

●	manufacturing difficulties for us and our suppliers of raw materials caused by business closures;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and

●	refusal of the FDA to accept data from clinical trials in affected geographies.

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

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biotechnology companies have been volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms.

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

The withdrawal of the United Kingdom (the “U.K.”) from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU and the U.K., result in restrictions or imposition of taxes and duties for importing our product candidates into the EU and the U.K., and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU and the U.K.*

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency and a separate process for authorization of drug products, including our product candidates, will be required in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the EU, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the affected nations and the U.K.

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

Cell Cure has received Israeli government grants for certain of its research and development activities. The terms of these grants may require Cell Cure to seek approvals and to satisfy specified conditions to manufacture products and transfer or license grant-supported technologies outside of Israel. In the context of such approvals, Cell Cure will be required to pay penalties in addition to the repayment of the grants. Such grants are applied for on a yearly basis and may not be available or only partially granted in the future, which would increase our costs.*

Cell Cure has received Israeli government grants for certain of its research and development activities. The terms of these grants require prior approval and the satisfaction of specified conditions to manufacture products and transfer or license technologies outside of Israel.

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

Risks Pertaining to Our Common Shares

Because we are engaged in the development of pharmaceutical and stem cell therapy products, the price of our common shares may rise and fall rapidly.*

The market price of our common shares, like that of the shares of many biotechnology companies, has been highly volatile. The price of our common shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy, even though the outcome of those trials and the likelihood of ultimate FDA approval of a therapeutic product remain uncertain. Similarly, prices of our common shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. For example, from January 1, 2021 through May 7, 2021 the closing price of our common shares has ranged between $1.77 and $3.10 per shares. In addition, the failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares.

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

Insiders continue to have substantial influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.*

Our directors, executive officers and their affiliates, in the aggregate, owned approximately 25.6% of our outstanding common shares as of March 31, 2021. As a result, these shareholders, if acting together, will be able to heavily influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common shares and might ultimately affect the market price of our common shares.

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

As of March 31, 2021, Lineage had 162,066,897 common shares outstanding, 19,256,924 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, 77,250 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan, and 1,089,900 common shares subject to warrants.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. As of March 31, 2021, Lineage had issued 11,035,444 common shares at a weighted average price per share of $2.27 for gross proceeds of $25.0 million under the Sales Agreement. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. No sales of the additional $25.0 million shares have been conducted as of May 7, 2021.

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

General Risk Factors

Significant disruptions of information technology systems or data security breaches, including the theft of our intellectual property, could adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1+	Separation and Consulting Agreement dated January 20, 2021 between Registrant and Brandi Roberts	10.15	10-K	March 11, 2021	001-12830
10.2*+	Separation and Consulting Agreement dated March 29, 2021 between Registrant and Chase C. Leavitt
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: May 13, 2021	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
(On behalf of the Registrant and in his capacity as Principal Financial Officer)

