Form 10-Q
period 2021-06-30
Lineage Cell Therapeutics, Inc.
filed 2021-08-12
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of common shares outstanding as of August 6, 2021 was 167,459,970

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

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,001	$32,585
Marketable equity securities	6,745	8,977
Trade accounts and grants receivable, net	326	4
Prepaid expenses and other current assets	2,505	2,433
Total current assets	71,577	43,999

NONCURRENT ASSETS
Property and equipment, net (Notes 5 and 14)	5,008	5,630
Deposits and other long-term assets	610	616
Goodwill	10,672	10,672
Intangible assets, net	46,887	47,032
TOTAL ASSETS	$134,754	$107,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,348	$6,813
Lease liabilities, current portion (Note 14)	790	746
Financing lease, current portion (Note 14)	17	16
Deferred revenues	613	193
Liability classified warrants, current portion	-	1
Total current liabilities	6,768	7,769

LONG-TERM LIABILITIES
Deferred tax liability	1,907	2,076
Lease liability, net of current portion (Note 14)	2,078	2,514
Financing lease, net of current portion (Note 14)	16	26
Liability classified warrants, net of current portion	384	437
TOTAL LIABILITIES	11,153	12,822

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common shares, no par value, 250,000 shares authorized; 167,037 and 153,096 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	428,046	393,944
Accumulated other comprehensive loss	(3,051)	(3,667)
Accumulated deficit	(300,282)	(294,078)
Lineage Cell Therapeutics, Inc. shareholders’ equity	124,713	96,199
Noncontrolling deficit	(1,112)	(1,072)
Total shareholders’ equity	123,601	95,127
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$134,754	$107,949

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Grant revenue	$71	$287	$169	$635
Royalties from product sales and license fees	228	99	521	265
Collaboration revenues	213	-	213	-
Total revenues	512	386	903	900

Cost of sales	(125)	(75)	(237)	(169)

Gross profit	387	311	666	731

OPERATING EXPENSES:
Research and development	2,931	2,805	6,325	6,144
General and administrative	4,536	3,908	8,471	8,427
Total operating expenses	7,467	6,713	14,796	14,571
Loss from operations	(7,080)	(6,402)	(14,130)	(13,840)
OTHER INCOME/(EXPENSES):
Interest income (expense), net	(3)	380	(1)	785
Gain on sale of marketable securities	-	2,470	6,024	3,728
Unrealized gain (loss) on marketable equity securities	590	(4,146)	1,830	(5,484)
Gain on extinguishment of debt	523	-	523	-
Unrealized gain (loss) on warrant liability	35	(6)	52	29
Other income (expense), net	970	1,174	(711)	(176)
Total other income/(expense), net	2,115	(128)	7,717	(1,118)
LOSS BEFORE INCOME TAXES	(4,965)	(6,530)	(6,413)	(14,958)

Deferred income tax benefit	169	-	169	-

NET LOSS	(4,796)	(6,530)	(6,244)	(14,958)

Net loss attributable to noncontrolling interest	8	8	40	37

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(4,788)	$(6,522)	$(6,204)	$(14,921)

NET LOSS PER COMMON SHARE:
BASIC	$(0.03)	$(0.04)	$(0.04)	$(0.10)
DILUTED	$(0.03)	$(0.04)	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	162,914	149,821	160,831	149,814
DILUTED	162,914	149,821	160,831	149,814

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET LOSS	$(4,796)	$(6,530)	$(6,244)	$(14,958)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	(960)	(1,120)	616	195
COMPREHENSIVE LOSS	(5,756)	(7,650)	(5,628)	(14,763)
Less: Comprehensive loss attributable to noncontrolling interest	8	8	40	37
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$(5,748)	$(7,642)	$(5,588)	$(14,726)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(6,204)	$(14,921)
Net loss allocable to noncontrolling interest	(40)	(37)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Gain on sale of marketable securities	(6,024)	(3,728)
Unrealized (gain)/loss on marketable equity securities	(1,830)	5,484
Gain on extinguishment of debt	(523)	-
Depreciation expense, including amortization of leasehold improvements	338	423
Amortization of right-of-use asset	20	18
Amortization of intangible assets	145	831
Stock-based compensation	1,458	1,232
Common stock issued for services	202	-
Change in unrealized gain on warrant liability	(53)	(29)
Write-off of security deposit	-	150
Deferred tax benefit	(169)	-
Foreign currency remeasurement and other gain	692	236
Changes in operating assets and liabilities:
Accounts and grants receivable, net	(353)	125
Accrued interest receivable	-	(756)
Prepaid expenses and other current assets	34	1,442
Accounts payable and accrued liabilities	(955)	214
Deferred revenue and other liabilities	422	51
Net cash used in operating activities	(12,840)	(9,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of OncoCyte common shares	10,064	10,941
Proceeds from the sale of AgeX common shares	-	985
Proceeds from the sale of Hadasit common shares	21	-
Purchase of equipment and other assets	(140)	(16)
Proceeds from the sale of equipment and other assets	14	-
Other deposits	-	48
Net cash provided by investing activities	9,959	11,958

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	5,348	-
Common shares received and retired for employee taxes paid	(27)	(13)
Repayment of financing lease liabilities	-	(17)
Proceeds from Paycheck Protection Program (“PPP”) Loan (Note 7)	-	523
Proceeds from sale of common shares	27,813	-
Payments for offering costs	(877)	-
Net cash provided by financing activities	32,257	493
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	(38)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29,333	3,148
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	33,183	10,096
At end of the period	$62,516	$13,244

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

We have three allogeneic, or “off-the-shelf,” cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”) (also known as, atrophic AMD). There are currently no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is one of the leading causes of blindness in people over the age of 60 in the developed world.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for subacute spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

●	VAC2, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of June 30, 2021.

Though our principal focus is on advancing our three cell therapy programs currently in clinical development, we may seek to create additional value by initiating new programs using existing protocols or new protocols and cell lines, or through corporate transactions, as we have in the past.

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

Investment in OncoCyte

Lineage has an equity position in OncoCyte, a publicly traded molecular diagnostics company (NYSE American: OCX), which Lineage founded and, in the past, was a majority-owned consolidated subsidiary until February 17, 2017, when Lineage deconsolidated OncoCyte’s financial statements. OncoCyte is focused on developing and commercializing laboratory-developed tests to serve unmet medical needs across the cancer care continuum. As of June 30, 2021, Lineage owned approximately 1.1 million shares of OncoCyte common stock, or 1.2% of its outstanding shares (see Note 3).

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of June 30, 2021.

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

As of June 30, 2021, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

Lineage has incurred significant operating losses and in recent years has funded its operations primarily through sale of common stock of AgeX and OncoCyte, both former subsidiaries, sale of common stock of Hadasit Bio-Holdings (“HBL”), receipt of research grants, royalties from product sales, license revenues, sales of research products and issuance of equity securities.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of March 31, 2021, Lineage issued 11,035,444 common shares at a weighted average price per share of $2.27 for gross proceeds of $25.0 million. For the three months ended June 30, 2021, Lineage issued an additional 2,824,332 common shares at a weighted average price per share of $2.87 for gross proceeds of $8.1 million. As of June 30, 2021, Lineage had issued 13,859,776 common shares at a weighted average price per share of $2.39 for gross proceeds of $33.1 million under the Sales Agreement.

As of June 30, 2021, Lineage had an accumulated deficit of approximately $300.3 million, working capital of $64.8 million and shareholders’ equity of $123.6 million. Lineage has evaluated its projected cash flows and believes that its $68.7 million of cash, cash equivalents and marketable equity securities are sufficient to fund Lineage’s planned operations for at least the next twelve months from the issuance date of the condensed consolidated interim financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

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

In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of goods or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, the Company’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development and general and administrative expenses on the accompanying statements of operations (see Note 14).

Deferred grant revenues currently represent grant funds received from the Israel Innovation Authority (“IIA”) for the development of Cell Cure’s OpRegen and our bio retina program, for which the allowable expenses have not yet been incurred as of the latest balance sheet date reported. As of June 30, 2021, deferred grant revenue was $112,000, primarily comprised of remaining funds most recently received in June 2021 and November 2020, for their respective programs.

Collaboration Agreements

On April 16, 2021, Lineage entered a worldwide license and development collaboration agreement with Immunomic Therapeutics, Inc. (“ITI”). Lineage is the sole and exclusive owner of the rights to the VAC platform and has licensed to ITI patents and materials for the development and commercialization of a novel cancer immunotherapy agent derived from this platform utilizing an antigen provided by ITI, for the treatment of glioblastoma multiforme. Under the terms of this agreement, Lineage is entitled to up-front licensing fees totaling $2.0 million paid over the first year, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage will also be eligible to receive royalties up to 10% on net sales of future products.

We review collaborative agreements to determine if the accounting treatment falls under Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), or Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”). While these agreements are typically within the scope of ASC 808, we may analogize to ASC 606 for some aspects of the agreements.

The terms of our collaborative agreements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to achievement of development or commercial goals; (iii) royalties on net sales of licensed products; and (iv) reimbursement of cost-sharing of R&D expenses. Each of these payments eventually result in collaboration revenues. When a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting treatment for these arrangements, we must develop estimates and assumptions that require judgement to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The following items are estimated in the calculation of the stand-alone selling price: forecasted revenues and development costs, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaboration partners each reporting period, which is based on the progress of the related program. If necessary, we adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis which would affect revenue and net income (loss) in the period of adjustment. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Up-front Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from the transaction price allocated to the license when the license is transferred to the licensee, and the licensee is able to use and benefit from the license. When the license is determined to be non-distinct, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time, and, if over time, the appropriate method of measuring progress for purposes of recognizing collaboration revenue from the allocated transaction price. For example, when we receive up-front fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue as a change in estimate.

Milestone Payments: At the inception of each collaboration agreement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the collaboration partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or the collaboration partner’s control, such as operational developmental milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and net income (loss) in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and net income (loss) in the period of adjustment.

Royalties: For collaboration agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Reimbursement, cost-sharing payments: Under certain collaborative agreements, we will receive reimbursement for a portion of our R&D expenses. Such reimbursements are reviewed for gross versus net reporting considerations and reflected either as a reduction of R&D expense or as reimbursement revenue in our condensed consolidated statements of operations.

As of June 30, 2021, we have $464,000 of deferred revenue on the consolidated balance sheet, and for the three and six months ended June 30, 2021, we recognized $213,000 of revenue, all related to the ITI collaboration agreement.

Basic and diluted net loss per share attributable to common shareholders

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

For the three and six months ended June 30, 2021 and 2020, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Six Months Ended
	June 30, (unaudited)
	2021	2020
Stock options	17,176	16,795
Lineage Warrants (1)	-	1,090
Restricted stock units	62	124

(1)	Although the Lineage Warrants (as defined below) are classified as liabilities, the Lineage Warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be antidilutive for the period presented.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Cash and cash equivalents	$62,001	$32,585
Restricted cash included in deposits and other long-term assets (see Note 14)	515	520
Restricted cash included in prepaid expenses and other current assets (see Note 14)	-	78
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$62,516	$33,183

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

3. Accounting for Common Stock of OncoCyte, at Fair Value

As of June 30, 2021, Lineage owned approximately 1.1 million shares of OncoCyte common stock. These shares had a fair value of approximately $6.4 million, based on the closing price of OncoCyte of $5.74 per share on June 30, 2021. As of December 31, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock. These shares had a fair value of approximately $8.7 million, based on the closing price of OncoCyte of $2.39 per share on December 31, 2020.

For the three months ended June 30, 2021, Lineage also recorded a net unrealized gain on marketable equity securities of $0.6 million related to changes in fair market value of OncoCyte’s common stock price during the quarter. For the three months ended June 30, 2020, Lineage recorded a realized gain of $2.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $4.0 million related to changes in fair market value of OncoCyte’s common stock price in the quarter.

For the six months ended June 30, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized gain on marketable equity securities of $1.8 million related to changes in fair market value of OncoCyte’s common stock price during the period. For the six months ended June 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $4.2 million related to changes in fair market value of OncoCyte’s common stock price in the period.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

4. Sale of Significant Ownership Interest in AgeX to Juvenescence Limited

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

5. Property and Equipment, Net

At June 30, 2021 and December 31, 2020, property and equipment, net was comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Equipment, furniture and fixtures	$3,554	$3,628
Leasehold improvements	2,441	2,472
Right-of-use assets	3,807	3,845
Accumulated depreciation and amortization	(4,794)	(4,315)
Property and equipment, net	$5,008	$5,630

Property and equipment at June 30, 2021 and December 31, 2020 includes $79,000 in financing leases. In September 2020, Lineage terminated its leases in Alameda and entered into a new lease for a reduced amount of square footage. This resulted in a reduction to right-of-use assets of approximately $1.4 million. See additional information in Note 14.

Depreciation and amortization expense amounted to $165,000 and $210,000 for the three months ended June 30, 2021 and 2020, and $338,000 and $423,000 for the six months ended June 30, 2021 and 2020, respectively. During the three and six months ended June 30, 2021 Lineage sold equipment with a net book value of $8,000 and recognized a gain of $5,000. Additionally, Lineage sold non-capitalized assets for a net gain of $13,000 and $30,000, respectively, which was included in research and development expenses on the condensed consolidated statements of operations. During the three and six months ended June 30, 2020 Lineage sold equipment with a net book value of $13,000 and recognized a loss of $2,000. Additionally, Lineage sold non-capitalized assets for a net gain of $16,000 and $46,000, respectively, which was included in research and development expenses on the condensed consolidated statements of operations.

6. Goodwill and Intangible Assets, Net

At June 30, 2021 and December 31, 2020, goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Goodwill(1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D - OPC1 (from the Asterias Merger)(2)	$31,700	$31,700
Acquired IPR&D - VAC2 (from the Asterias Merger)(2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts(3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization	(19,256)	(19,111)
Intangible assets, net	$46,887	$47,032

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger.

(2)	Asterias had two IPR&D intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC2 program.

(3)	Asterias had royalty cash flows under certain specific patent families that Asterias previously acquired from Geron Corporation (“Geron”). The Geron patents are expected to continue to generate revenue and are not used in the OPC1 or the VAC2 program, these patents are considered to be separate long-lived intangible assets under ASC 805.

Amortization expenses was $33,000 and $332,000 for the three months ended June 30, 2021 and 2020, and $145,000 and $831,000 for the six months ended June 30, 2021, and 2020, respectively.

7. Accounts Payable and Accrued Liabilities

At June 30, 2021 and December 31, 2020, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Accounts payable	$2,720	$2,611
Accrued compensation	1,334	1,959
Accrued liabilities	802	1,711
PPP loan payable	-	523
Other current liabilities	492	9
Total	$5,348	$6,813

PPP Loan Payable

In April 2020, Lineage received a loan for $523,000 from Axos Bank under the PPP contained within the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP loan had a term of two years, was unsecured, and was guaranteed by the U.S. Small Business Administration (“SBA”). The loan carried a fixed interest rate of one percent per annum, of which the first six months of interest was deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, Lineage was eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program were adhered to by Lineage, all or part of such loan could be forgiven. On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law, retroactively allowing a deduction of the expenses that gave rise to the PPP loan forgiveness, that was previously denied under the CARES Act. California has partially adopted the federal tax treatment. On February 17, 2021, California issued an Immediate Action Agreement, allowing companies to deduct up to $150,000 in expenses covered by the PPP loan. Any forgiven amounts will not be included in Lineage’s taxable income for federal or California purposes. Lineage applied for forgiveness of the PPP loan on September 30, 2020, and on May 13, 2021, received notice that the entire PPP loan principal balance and interest charges were forgiven in full, which the Company recorded as a gain on debt extinguishment in the condensed consolidated statements of operations.

8. Fair Value Measurements

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

We measure cash, cash equivalents, marketable equity securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$62,001	$62,001	$-	$-
Marketable equity securities	6,745	6,745	-	-

Liabilities:
Cell Cure Warrants	384	-	-	384

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,585	$32,585	$-	$-
Marketable equity securities	8,977	8,977	-	-

Liabilities:
Lineage Warrants	1	-	-	1
Cell Cure Warrants	437	-	-	437

We have not transferred any instruments between the three levels of the fair value hierarchy.

In determining fair value, Lineage utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 Cell Cure warrant liabilities are volatility and share value. A significant increase or decrease in these Level 3 inputs could result in a significantly higher or lower fair value measurements.

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments:

(Dollars in thousands)	Cell Cure Warrants	Lineage Warrants	Total
Balance as of December 31, 2020	$437	$1	$438
Change in fair value and other adjustments	(53)	-	(53)
Expiration of warrants	-	(1)	(1)
Balance as of June 30, 2021	$384	$-	$384

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

9. Related Party Transactions

Lineage incurred costs of $5,050 per month for the use of approximately 900 square feet of office space in New York City, which was made available to Lineage on a month-by-month basis by one of its directors at an amount that approximates his cost (see Note 14). In March 2021, Lineage terminated without penalty its leasing term related to the New York City office lease.

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through June 30, 2021, Lineage has incurred a total of $455,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

As part of financing transactions in which there were multiple other purchasers, Broadwood Partners, L.P. purchased 623,090 shares of OncoCyte common stock from Lineage in January 2020.

10. Shareholders’ Equity

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

Common Shares

At June 30, 2021, Lineage was authorized to issue 250,000,000 common shares, no par value. As of June 30, 2021, and December 31, 2020, Lineage had 167,036,511 and 153,095,883 issued and outstanding common shares, respectively.

At-The-Market Offering

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage having an aggregate offering price of up to $25.0 million. Lineage is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of March 31, 2021, Lineage issued 11,035,444 common shares at a weighted average price per share of $2.27 for gross proceeds of $25.0 million. For the three months ended June 30, 2021, Lineage issued an additional 2,824,332 common shares at a weighted average price per share of $2.87 for gross proceeds of $8.1 million. As of June 30, 2021, Lineage had issued 13,859,776 common shares at a weighted average price per share of $2.39 for gross proceeds of $33.1 million under the Sales Agreement.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127
Shares issued through ATM	-	-	7,941	19,008	-	-	-	19,008
Shares issued for services	-	-	78	202	-	-	-	202
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(12)	-	-	-	(12)
Shares issued upon exercise of stock options	-	-	942	1,751				1,751
Financing related fees	-	-	-	(173)	-	-	-	(173)
Stock-based compensation	-	-	-	539	-	-	-	539
Foreign currency translation gain	-	-	-	-	-	-	1,576	1,576
NET LOSS	-	-	-	-	(1,416)	(32)	-	(1,448)
BALANCE AT MARCH 31, 2021	-	$-	162,067	$415,259	$(295,494)	$(1,104)	$(2,091)	$116,570
Shares issued through ATM	-	-	2,824	7,874	-	-	-	7,874
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(15)	-	-	-	(15)
Shares issued upon exercise of stock options	-	-	2,116	4,033	-	-	-	4,033
Financing related fees	-	-	-	(26)	-	-	-	(26)
Stock-based compensation	-	-	-	919	-	-	-	919
Shares issues for retirement of stock warrants	-	-	20	2				2
Foreign currency translation loss	-	-	-	-	-	-	(960)	(960)
NET LOSS	-	-	-	-	(4,788)	(8)	-	(4,796)
BALANCE AT JUNE 30, 2021	-	$-	167,037	$428,046	$(300,282)	$(1,112)	$(3,051)	$123,601

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	14	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	626	-	-	-	626
Foreign currency translation gain	-	-	-	-	-	-	1,315	1,315
NET LOSS	-	-	-	-	(8,399)	(29)	-	(8,428)
BALANCE AT MARCH 31, 2020	-	$-	149,818	$387,686	$(281,821)	$(1,741)	$634	$104,758
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	13	(11)	-	-	-	(11)
Stock-based compensation	-	-	-	606	-	-	-	606
Financing related fees	-	-	-	(10)	-	-	-	(10)
Foreign currency translation loss	-	-	-	-	-	-	(1,120)	(1,120)
NET LOSS	-	-	-	-	(6,522)	(8)	-	(6,530)
BALANCE AT JUNE 30, 2020	-	$-	149,831	$388,271	$(288,343)	$(1,749)	$(486)	$97,693

Warrants

Lineage (previously Asterias) Warrants - Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, Lineage assumed outstanding Asterias Warrants (the “Lineage Warrants”). The total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, which were converted to Lineage Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants had an exercise price of $6.15 per share and expired on May 13, 2021.

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

11. Stock-Based Awards

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

A summary of Lineage’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2020	15,865	93	$1.57
Restricted stock units vested	-	(31)	-
Options granted	5,120	-	2.47
Options exercised	(3,057)	-	1.89
Options expired/forfeited/cancelled	(1,101)	-	2.90
June 30, 2021	16,827	62	$1.70
Options exercisable at June 30, 2021	6,391		$1.74

At the effective time of the Asterias Merger, Lineage assumed sponsorship of the Asterias 2013 Equity Incentive Plan (the “Asterias Equity Plan”), with references to Asterias and Asterias common stock therein to be deemed references to Lineage and Lineage common shares.

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2020	350	$1.57
Options granted	-	-
Options exercised	-	-
Options forfeited		-
June 30, 2021	350	$1.57
Options exercisable at June 30, 2021	198	$1.57

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Six Months Ended June 30, (unaudited)
	2021	2020
Expected life (in years)	6.24	6.25
Risk-free interest rates	1.06%	0.8%
Volatility	73.1%	67.5%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2021	2020	2021	2020
Research and development	$243	$121	$377	$217
General and administrative	676	485	1,081	1,015
Total stock-based compensation expense	$919	$606	$1,458	$1,232

12. Income Taxes

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

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that Lineage holds as of June 30, 2021, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of June 30, 2021. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

For the three and six months ended June 30, 2021, Lineage recorded a $169,000 deferred tax benefit that was primarily related to federal net operating losses generated for the three and six months ended June 30, 2021, which was available and indefinite in nature.

For the three and six months ended June 30, 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte common stock in the applicable periods. This taxable income was offset by net operating loss carryforwards.

13. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Six Months Ended June 30, (unaudited)
	2021	2020
Cash paid during period for interest	$9	$13

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

Lineage continues to occupy approximately 2,432 square feet of the 1010 Atlantic Premises under a new sublease agreement (the “Alameda Sublease”). The term of the Alameda Sublease is from October 1, 2020 through January 31, 2023. Base rent under the Alameda Sublease is $14,592 per month with annual increases of 3% each October 1 thereafter during the lease term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000 under the Alameda Sublease; this amount is considered restricted cash and is included in deposits and other long-term assets as of June 30, 2021 (see Note 2).

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

In December 2018, Cell Cure made a $420,000 deposit required under the January 2018 Lease, which amount is included in deposits and other long-term assets on the consolidated balance sheet as of June 30, 2021, to be held as restricted cash during the term of the January 2018 Lease.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$438	$797
Operating cash flows from financing leases	9	13
Financing cash flows from financing leases	-	17

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32	29
Financing leases	-	-

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Operating leases
Right-of-use assets, net	$2,510	$2,916

Lease liabilities, current	790	746
Lease liabilities, noncurrent	2,078	2,514
Total operating lease liabilities	$2,868	$3,260

Financing leases
Property and equipment, gross	$79	$79
Accumulated depreciation	(72)	(65)
Property and equipment, net	$7	$14

Current liabilities	$17	$16
Long-term liabilities	16	26
Total finance lease liabilities	$33	$42

Weighted average remaining lease term
Operating leases	3.8 years	4.2 years
Finance leases	1.9 years	2.4 years
Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	10.0%	10.0%

Future minimum lease commitments are as follows as of June 30, 2021 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021	$492	$9
2022	913	19
2023	489	8
2024	460	-
2025	442	-
Thereafter	573	-

Total lease payments	$3,369	$36
Less imputed interest	(501)	(3)
Total	$2,868	$33

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

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that provide Lineage with insurance against claims or demands for indemnification in specified circumstances. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as of June 30, 2021 and December 31, 2020.

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

Cell Cure will pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of June 30, 2021, Cell Cure had not accrued any milestone payments under the License Agreement.

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

As part of the Asterias Merger, Lineage acquired certain royalty revenues for cash flows that were generated under certain specific patent families that Asterias previously acquired from Geron Corporation. Asterias paid Geron a royalty for all royalty revenues received from these contracts. Lineage continues to make royalty payments to Geron for royalties generated from these patents.

Grants

Under the terms of the grant agreement between Cell Cure and Israel Innovation Authority (“IIA”) (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, for the development of OpRegen, Cell Cure will be required to pay royalties on future product sales, if any, up to the amounts received from the IIA, plus interest indexed to LIBOR. Cell Cure’s research and product development activities under the grant are subject to substantial risks and uncertainties and performed on a best-efforts basis. As a result, Cell Cure is not required to make any payments under the grant agreement unless it successfully commercializes OpRegen. Accordingly, the grant is considered a contract to perform research and development services for others and grant revenue is recognized as the related research and development expenses are incurred (see Note 2).

Israeli law pertaining to such government grants contain various conditions, including substantial penalties and restrictions on the transfer of intellectual property, or the manufacture, or both, of products developed under the grant outside of Israel, as defined by the IIA.

Collaboration Agreements

Under our collaborative agreement with ITI we agreed to perform certain research, development, manufacturing, and oversight activities related to a VAC-CMV product up to a budgeted amount of approximately $2.5 million. ITI will be reimbursing the Company for material costs and full-time employee costs with no markup related to the manufacturing of the VAC-CMV product.

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

Company and Business Overview

We are a clinical-stage biotechnology company developing novel cell therapies for unmet medical needs. Our focus is to develop therapies for degenerative retinal diseases, neurological conditions associated with demyelination, and aiding the body in detecting and combating cancer. Specifically, Lineage is testing therapies to treat dry age-related macular degeneration, spinal cord injuries, and non-small cell lung cancer. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we develop and manufacture specialized, terminally, or functionally differentiated human cells from established and well-characterized pluripotent cell lines. These differentiated cells are transplanted into a patient either to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury or are administered as a means of helping the body mount a more robust and effective immune response to cancer.

We have three allogeneic, or “off-the-shelf,” cell therapy programs in clinical development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”) (also known as atrophic AMD). There are currently no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD, which accounts for approximately 85-90% of all AMD cases and is one of the leading causes of blindness in people over the age of 60.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in a Phase 1/2a multicenter clinical trial for subacute spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

●	VAC2, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities.

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

Though our principal focus is on advancing our three cell therapy programs currently in clinical development, we may seek to create additional value by initiating new programs using existing protocols or new protocols and cell lines, or through corporate transactions, as we have in the past.

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

In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of goods or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, the Company’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development and general and administrative expenses on the accompanying statements of operations (see Note 14).

Collaborative Agreements

We review collaborative agreements to determine if the accounting treatment falls under Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), or Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”). While these agreements are typically within the scope of ASC 808, we may analogize to ASC 606 for some aspects of the agreements.

The terms of our collaborative agreements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to achievement of development or commercial goals; (iii) royalties on net sales of licensed products; and (iv) reimbursement of cost-sharing of R&D expenses. Each of these payments eventually result in collaboration revenues. When a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting treatment for these arrangements, we must develop estimates and assumptions that require judgement to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The following items are estimated in the calculation of the stand-alone selling price: forecasted revenues and development costs, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaboration partners each reporting period, which is based on the progress of the related program. If necessary, we adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis which would affect revenue and net income (loss) in the period of adjustment. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Up-front Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from the transaction price allocated to the license when the license is transferred to the licensee, and the licensee is able to use and benefit from the license. When the license is determined to be non-distinct, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time, and, if over time, the appropriate method of measuring progress for purposes of recognizing collaboration revenue from the allocated transaction price. For example, when we receive up-front fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue as a change in estimate.

Milestone Payments: At the inception of each collaboration agreement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the collaboration partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or the collaboration partner’s control, such as operational developmental milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and net income (loss) in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and net income (loss) in the period of adjustment.

Royalties: For collaboration agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Reimbursement, cost-sharing payments: Under certain collaborative agreements, we will receive reimbursement for a portion of our R&D expenses. Such reimbursements are reviewed for gross versus net reporting considerations and reflected either as a reduction of R&D expense or as reimbursement revenue in our condensed consolidated statements of operations.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Revenues and Cost of Sales

The amounts in the tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenues	$71	$287	$(216)	(75)%
Collaboration revenues	213	-	213	100%
Royalties from product sales and license fees	228	99	129	130%
Total revenues	512	386	126	33%
Cost of sales	(125)	(75)	(50)	67%
Gross profit	$387	$311	$76	24%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Grant revenues	$169	$635	$(466)	(73)%
Collaboration revenues	213	-	213	100%
Royalties from product sales and license fees	521	265	256	97%
Total revenues	903	900	3	-%
Cost of sales	(237)	(169)	(68)	40%
Gross profit	$666	$731	$(65)	(9)%

Our total revenues increased by $126,000 for the three months ended June 30, 2021 as compared to the same period in the prior year, due to a $213,000 increase in collaboration revenues related to the Immunomic Therapeutics, Inc. (“ITI”) collaborative agreement and a $129,000 increase in royalties from product sales, offset by a $216,000 decrease in grant revenues due to less grant-related activities during the period.

Our total revenues increased by $3,000 for the six months ended June 30, 2021 as compared to the same period in the prior year, due to a $256,000 increase in royalties from product sales and a $213,000 increase in collaboration revenues related to the ITI collaborative agreement, offset by a $466,000 decrease in grant revenues due to less grant-related activities during the period.

Our grant revenues are generated primarily by our subsidiary Cell Cure Neurosciences Ltd. (“Cell Cure”) from the Israel Innovation Authority (“IIA”) for the development of OpRegen and our bio retina program, and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”).

Grant revenues generated by Cell Cure from the IIA for the development of OpRegen and our bio retina program amounted to $71,000 and $169,000 for the three and six months ended June 30, 2021 and $130,000 and $261,000 for the three and six months ended June 30, 2020, respectively.

Grant revenues generated by the NIH grant were $157,000 and $374,000 for the three and six months ended June 30, 2020. NIH grant related activities were completed in the third quarter of 2020.

Royalties from product and license fees for the three months and six months ended June 30, 2021 increased due to higher royalty payments from STEMCELL Technologies, Life Technologies, and AgeX Therapeutics.

Operating expenses

The amounts in the tables below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended June 30 (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$2,931	$2,805	$126	4%
General and administrative expenses	4,536	3,908	628	16%

	Six Months Ended June 30 (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$6,325	$6,144	$181	3%
General and administrative expenses	8,471	8,427	44	1%

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

	Three Months Ended June 30, (unaudited)
	Amount		Percent of Total
Program	2021	2020	2021	2020
OpRegen®	$1,030	$1,400	35%	50%
OPC1	1,461	1,132	50%	40%
VAC platform	424	185	14%	7%
All other programs	16	88	1%	3%
Total research and development expenses	$2,931	$2,805	100%	100%

	Six Months Ended June 30, (unaudited)
	Amount		Percent of Total
Program	2021	2020	2021	2020
OpRegen®	$2,127	$3,262	34%	53%
OPC1	3,127	2,361	49%	38%
VAC platform	1,011	301	16%	5%
All other programs	60	220	1%	4%
Total research and development expenses	$6,325	$6,144	100%	100%

The net increase of $0.1 million in total research and development expenses for the three months ended June 30, 2021 as compared to the same period in the prior year is mainly attributable to the following:

●	a net decrease of $0.4 million in OpRegen, attributable primarily to a decrease in manufacturing activities in 2021 as compared to 2020,
●	an increase of $0.3 million in OPC1-related expenses, primarily related to an increase in manufacturing and development activities for this program,
●	an increase of $0.2 million in VAC program expenses, primarily related to manufacturing improvement activities and support of the ITI collaborative agreement.

The net increase of $0.2 million in total research and development expenses for the six months ended June 30, 2021 as compared to the same period in the prior year is mainly attributable to the following:

●	a net decrease of $1.1 million in OpRegen, attributable primarily to a decrease in manufacturing activities in 2021 as compared to 2020,
●	an increase of $0.8 million in OPC1-related expenses, primarily related to an increase in manufacturing and development activities for this program,
●	an increase of $0.7 million in VAC program expenses, primarily related to manufacturing improvement activities and support of the ITI collaborative agreement,
●	a decrease of $0.2 million in Renevia and related expenses due to a reduction in research activities.

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

The total net increase of $0.6 million in general and administrative expenses for the three months ended June 30, 2021 compared to the same period in 2020, was primarily attributable to a $0.3 million increase in investor relations expenses, a $0.3 million increase in litigation and other expenses related to Lineage’s merger with Asterias, a $0.1 million increase in legal costs and patent expenses, offset by a $0.1 million reduction in rent and utilities expenses.

General and administrative expenses for the six months ended June 30, 2021 compared to the same period in 2020, were relatively unchanged. Individual line items had offsetting variances, investor relations expenses increased by $0.4 million, recruiting fees increased by $0.2 million, rent and utilities expenses decreased by $0.3 million, patent expenses decreased by $0.2 million, and litigation and other expenses related to Lineage’s merger with Asterias decreased by $0.1 million.

Other income and (expenses), net

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands):

	Three Months Ended June 30, (unaudited)
	2021	2020
Other income (expenses), net
Interest income (expenses), net	$(3)	$380
Gain on sale of marketable equity securities	-	2,470
Gain on extinguishment of debt	523	-
Unrealized gain (loss) on marketable equity securities	590	(4,146)
Unrealized gain (loss) on warrant liability	35	(6)
Other income, net	970	1,174
Total other income (expenses), net	$2,115	$(128)

	Six Months Ended June 30, (unaudited)
	2021	2020
Other income (expenses), net
Interest income (expenses), net	$(1)	$785
Gain on sale of marketable equity securities	6,024	3,728
Gain on extinguishment of debt	523	-
Unrealized gain (loss) on marketable equity securities	1,830	(5,484)
Unrealized gain on warrant liability	52	29
Other (expenses), net	(711)	(176)
Total other income (expenses), net	$7,717	$(1,118)

Interest income, net – During the three and six months ended June 30, 2020 we earned $0.4 million and $0.8 million of interest income, respectively. In August 2020, Lineage received $24.6 million from Juvenescence, representing the outstanding principal and accrued interest on the promissory note.

Gain on investment in OncoCyte - As of June 30, 2021, Lineage owned 1.1 million shares of OncoCyte common stock. These shares had a fair value of $6.4 million, based on the closing price of OncoCyte common stock of $5.74 per share on June 30, 2021. As of December 31, 2020, Lineage owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $8.7 million, based on the closing price of OncoCyte common stock of $2.39 per share on December 31, 2020.

For the three months ended June 30, 2021, Lineage recorded a net unrealized gain on marketable equity securities of $0.6 million related to changes in fair market value of OncoCyte’s common stock price during the quarter. For the three months ended June 30, 2020, Lineage recorded a realized gain of $2.1 million due to sales of OncoCyte shares in the period. Lineage recorded an unrealized loss on marketable equity securities of $4.0 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

For the six months ended June 30, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage recorded a net unrealized gain on marketable equity securities of $1.8 million related to changes in fair market value of OncoCyte’s common stock price during the quarter. For the six months ended June 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. Lineage also recorded an unrealized loss on marketable equity securities of $4.2 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

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

Marketable equity securities - We account for the shares we hold in Hadasit Bio-Holdings (“HBL”) as marketable equity securities as of June 30, 2021. These securities were carried at fair market value on our consolidated balance sheets, and the accounting transactions for the three and six months ended were not material. For the three and six months ended June 30, 2021, we did not hold any marketable securities related to AgeX.

For the three and six months ended June 30, 2020, Lineage recorded realized gains of $0.4 million and $0.6 million, respectively, due to sales of AgeX shares in the period. For the three and six months ended June 30, 2020, we recorded unrealized losses of $0.2 million and $1.2 million, respectively, due to changes in fair market value of AgeX’s common stock price during the period.

Gain on extinguishment of debt – For the three and six months ended June 30, 2021, Lineage recognized a gain of $0.5 million on extinguishment of debt related to the Paycheck Protection Program (PPP) loan from Axos Bank. Lineage applied for forgiveness on the PPP loan on September 30, 2020, and on May 13, 2021, received notice that the PPP loan was forgiven in full.

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

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of June 30, 2021, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of June 30, 2021. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

For the three and six months ended June 30, 2021, Lineage recorded a $169,000 deferred tax benefit that was primarily related to federal net operating losses generated for the three and six months ended June 30, 2021, which was available and indefinite in nature.

For the three and six months ended June 30, 2020, Lineage did not record any provision or benefit for income taxes, as Lineage had taxable income related to a gain on the sale of OncoCyte common stock in the applicable periods. This taxable income was offset by net operating loss carryforwards.

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing stock prices of OncoCyte shares from period to period and the related changes in those deferred tax liabilities and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

Liquidity and Capital Resources

At June 30, 2021, we had $68.7 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in OncoCyte and HBL. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, OncoCyte and AgeX, payments from research grants, royalties from product sales and sales of research products and services. At June 30, 2021, we had an accumulated deficit of $300.3 million, working capital of $64.8 million and shareholders’ equity of $123.6 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $68.7 million in cash, cash equivalents and marketable equity securities provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

The COVID-19 pandemic previously impacted patient enrollment in our OpRegen Phase 1/2a multicenter clinical trial and is currently affecting the VAC2 Phase 1 multicenter clinical trial. In particular, we saw sites pause enrollment to focus on, and direct resources to, the COVID-19 pandemic or adhere to national or local guidelines. Additionally, currently enrolled patients may decide not to enroll or continue participating in follow-up visits as part of the ongoing clinical trials, as a result of the pandemic. At this point in time, the majority of our sites are back to normal daily operations. However, we are unable to predict with confidence if there will be future patient enrollment delays or missed study visits as the COVID-19 pandemic continues or gets worse. If patient enrollment or study follow-up is delayed for an extended period of time, our clinical trials could be delayed or otherwise adversely affected. Additionally, an inability to enroll or follow a sufficient number of patients for any of our current or future clinical trials could result in significant delays.

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

Cash flows used in operating activities

Net cash used in operating activities of $12.8 million for the six months ended June 30, 2021 primarily reflects the loss from operations of $14.1 million plus the changes in assets and liabilities of $0.9 million. These items were offset primarily by non-cash expenses of $1.5 million for stock-based compensation and $0.5 million of depreciation and amortization. The unrealized gain on marketable equity securities, foreign currency remeasurement, and deferred tax benefit had no effect on cash flows.

Net cash used in operating activities of $9.3 million for the six months ended June 30, 2020 primarily reflects the loss from operations of $13.8 million less the changes in assets and liabilities of $1.1 million. These items were offset primarily by non-cash expenses of $1.3 million of depreciation and amortization and $1.2 million for stock-based compensation. The unrealized loss on marketable securities and foreign currency remeasurement had no effect on cash flows.

Cash flows provided by investing activities

Cash provided by investing activities of $10.0 million for the six months ended June 30, 2021 was associated primarily with receipts of $10.1 million from sales of a portion of our OncoCyte holdings, offset by purchases of equipment for $0.1 million.

Cash provided by investing activities of $12.0 million for the six months ended June 30, 2020 was associated primarily with receipts of $10.9 million from sales of a portion of our OncoCyte holdings and $1.0 million from sales of a portion of our AgeX holdings.

Cash flows provided by financing activities

Cash provided by financing activities of $32.3 million for the six months ended June 30, 2021 was associated primarily with net proceeds of $26.9 million from the sale of common shares and proceeds of $5.3 million from the exercise of employee stock options.

Cash provided by financing activities of $0.5 million for the six months ended June 30, 2020 was associated primarily with proceeds of $0.5 million from a PPP loan.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Commission Regulation S-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Interim Financial Statements—Note 14. “Commitments and Contingencies” under the heading “Litigation,” in Part I, Item 1, of this Report.

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

Risks Related to Our Business Operations and Capital Requirements

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.*

Our total operating losses for the fiscal year ended December 31, 2020 were $26.4 million and our total operating losses for the six months ended June 30, 2021 were $14.1 million, and we had an accumulated deficit of $300.3 million as of June 30, 2021. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.*

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $6.3 million during the six months ended June 30, 2021, and $12.3 million during the fiscal year ended December 31, 2020. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.*

At June 30, 2021, we had $68.7 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities as of June 30, 2021 will be sufficient to fund our planned operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by business, regulatory and other risks applicable to them.*

As of June 30, 2021, we had an equity investment in OncoCyte, a U.S. publicly traded company. As of June 30, 2021, the value of our investment in OncoCyte was approximately $6.4 million based on its closing stock price as of that date. If OncoCyte were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of its common stock and the valuation of our investment could be negatively affected. If OncoCyte were to fail and ultimately cease operations, we may lose the entire value of our investment. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

We expect that the commercial opportunity for some of our products may depend on our ability to obtain and maintain reimbursement and continued coverage from various payors, including government entities and insurance companies.*

If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The ACA and future changes to that law may adversely affect our business.*

As a result of the adoption of the ACA, in the United States, substantial changes have been made to the system for paying for healthcare in the United States. Among the ACA’s provisions of importance to our industry are that it:

●	created the branded prescription pharmaceutical manufacturers and importers annual fee;

●	increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price. However, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024;

●	created new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

●	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expanded the entities eligible for discounts under the Public Health program;

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

●	created a licensure framework for follow on biologic products.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees. For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

On June 1, 2021, we provided an update to the fully enrolled 24 patient Phase 1/2a open-label trial for OpRegen. Data presented showed that restoration of retinal tissue previously report in one subject had been observed in two additional Cohort 4 patients, increasing the total to three patients who integrated new RPE cells, and layers of retinal tissue in areas that previously showed no presence of any of these cells. All three patient’s visual acuity increased above baseline levels within 6 months post-transplant. The best corrected visual acuity of the better vision Cohort 4 patients has improved or remained stable in 10/12 (83%) and these patients are being closely monitored for additional evidence of clinical benefit. The totality of these findings supports the view that atrophic AMD is not an irreversible degenerative condition. OpRegen has been well tolerated with no unexpected adverse events, and evidence of durable engraftment of OpRegen RPE cells have extended to more than 5 years post-transplant in earliest treated patients. However, we do not know how OpRegen will perform in future clinical trials.

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

We have three cell therapy programs in clinical development. OpRegen is currently in a Phase 1/2a multicenter clinical trial for the treatment of dry AMD, OPC-1 is currently in a Phase 1/2a clinical trial for subacute spinal cord injuries, and VAC2 is in a Phase 1 clinical trial in non-small cell lung cancer. As a result of these and other future clinical trials for these product candidates or any of our future product candidates may make our decision as to which product candidates to focus on more difficult and we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential or likelihood of success.

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

In September 2019, Renevia was granted a CE Mark and Class III classification with an intended use in adults as a resorbable matrix for the delivery of autologous adipose tissue preparations to restore and/or augment facial volume after subcutaneous fat volume loss for the treatment of facial lipoatrophy. We continue to seek a commercialization partner in the European Union but we can give no assurance that we will secure a partner or commercialize Renevia in any territory.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic previously impacted patient enrollment in our OpRegen Phase 1/2a multicenter clinical trial and is currently affecting the VAC2 Phase 1 multicenter clinical trial. In particular, some sites paused enrollment to focus on, and direct resources to, the COVID-19 pandemic or adhere to national or local guidelines, while at other sites, patients may decide not to enroll or continue participating in follow-up visits as part of the ongoing clinical trial, as a result of the pandemic. We are unable to predict with confidence the duration of such patient enrollment delays or missed study visits, as the COVID-19 pandemic continues or gets worse. If patient enrollment or study follow-up is delayed for an extended period of time, our clinical trials could be delayed or otherwise adversely affected. Our inability to enroll or follow a sufficient number of patients for any of our current or future clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether.

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

A Patent Cooperation Treaty patent application related to OpRegen was filed on May 25, 2021, directed to the restoration of the anatomy or functionality of a retina with OpRegen. As with all patent applications, there is no certainty that this or any of our other pending or future patent applications will result in the issuance of patents.

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

Risks Pertaining to Our Common Shares

Because we are engaged in the development of pharmaceutical and stem cell therapy products, the price of our common shares may rise and fall rapidly.*

The market price of our common shares, like that of the shares of many biotechnology companies, has been highly volatile. The price of our common shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy, even though the outcome of those trials and the likelihood of ultimate FDA approval of a therapeutic product remain uncertain. Similarly, prices of our common shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. For example, from January 1, 2021 through August 6, 2021 the closing price of our common shares has ranged between $1.77 and $3.10 per shares. In addition, the failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares.

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

Insiders continue to have substantial influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.*

Our directors, executive officers and their affiliates, in the aggregate, owned approximately 24.8% of our outstanding common shares as of June 30, 2021. As a result, these shareholders, if acting together, will be able to heavily influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common shares and might ultimately affect the market price of our common shares.

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

As of June 30, 2021, Lineage had 167,036,511 common shares outstanding, 17,176,498 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, 61,800 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of March 31, 2021, Lineage issued 11,035,444 common shares at a weighted average price per share of $2.27 for gross proceeds of $25.0 million. For the three months ended June 30, 2021, Lineage issued an additional 2,824,332 common shares at a weighted average price per share of $2.87 for gross proceeds of $8.1 million. As of June 30, 2021, Lineage had issued 13,859,776 common shares at a weighted average price per share of $2.39 for gross proceeds of $33.1 million under the Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1*	First Amendment to License Agreement dated April 16, 2021 between Cancer Research Technology Limited and Registrant
10.2*+	First Amendment to Separation and Consulting Agreement dated May 21, 2021 between Registrant and Chase C. Leavitt
10.3*+	Employment Agreement dated June 8, 2021, between Registrant and Kevin Leon Cook
31.1*#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: August 12, 2021	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: August 12, 2021	/s/ Kevin Leon Cook
Kevin Leon Cook
Chief Financial Officer

