Form 10-Q
period 2021-09-30
Lineage Cell Therapeutics, Inc.
filed 2021-11-10
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of common shares outstanding as of November 5, 2021 was 168,558,000

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

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,809	$32,585
Marketable equity securities	4,295	8,977
Trade accounts receivable, net	79	4
Prepaid expenses and other current assets	3,161	2,433
Total current assets	68,344	43,999

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 15)	4,728	5,630
Deposits and other long-term assets	614	616
Goodwill	10,672	10,672
Intangible assets, net	46,854	47,032
TOTAL ASSETS	$131,212	$107,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,705	$6,813
Lease liabilities, current portion (Note 15)	801	746
Financing lease, current portion (Note 15)	17	16
Deferred revenues	975	193
Liability classified warrants, current portion	293	1
Total current liabilities	8,791	7,769

LONG-TERM LIABILITIES
Deferred tax liability	894	2,076
Lease liability, net of current portion (Note 15)	1,887	2,514
Financing lease, net of current portion (Note 15)	12	26
Liability classified warrants, net of current portion	39	437
TOTAL LIABILITIES	11,623	12,822

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common shares, no par value, 250,000 shares authorized; 168,465 and 153,096 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	432,250	393,944
Accumulated other comprehensive loss	(3,433)	(3,667)
Accumulated deficit	(308,105)	(294,078)
Lineage Cell Therapeutics, Inc. shareholders’ equity	120,712	96,199
Noncontrolling deficit	(1,123)	(1,072)
Total shareholders’ equity	119,589	95,127
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,212	$107,949

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Royalties	$1,909	$342	$2,430	$607
Grant revenues	68	229	237	864
Collaboration revenues	293	-	506	-
Total revenues	2,270	571	3,173	1,471

Cost of sales	(985)	(102)	(1,222)	(271)

Gross profit	1,285	469	1,951	1,200

OPERATING EXPENSES:
Research and development	2,811	3,566	9,136	9,710
General and administrative	5,317	3,628	13,788	12,055
Total operating expenses	8,128	7,194	22,924	21,765
Loss from operations	(6,843)	(6,725)	(20,973)	(20,565)
OTHER INCOME/(EXPENSES):
Interest income (expense), net	1	252	(1)	1,037
Gain on sale of marketable securities	-	120	6,024	3,848
Unrealized loss on marketable equity securities	(2,450)	(2,003)	(621)	(7,487)
Gain on extinguishment of debt	-	-	523	-
Unrealized gain on warrant liability	53	55	105	84
Other income (expense), net	393	351	(318)	175
Total other income/(expense), net	(2,003)	(1,225)	5,712	(2,343)
LOSS BEFORE INCOME TAXES	(8,846)	(7,950)	(15,261)	(22,908)

Deferred income tax benefit	1,012	178	1,181	178

NET LOSS	(7,834)	(7,772)	(14,080)	(22,730)

Net loss attributable to noncontrolling interest	11	12	51	49

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(7,823)	$(7,760)	$(14,029)	$(22,681)

NET LOSS PER COMMON SHARE:
BASIC	$(0.05)	$(0.05)	$(0.09)	$(0.15)
DILUTED	$(0.05)	$(0.05)	$(0.09)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	167,624	149,973	163,120	149,868
DILUTED	167,624	149,973	163,120	149,868

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET LOSS	$(7,834)	$(7,772)	$(14,080)	$(22,730)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	(382)	(335)	234	(140)
COMPREHENSIVE LOSS	(8,216)	(8,107)	(13,846)	(22,870)
Less: Comprehensive loss attributable to noncontrolling interest	11	12	51	49
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$(8,205)	$(8,095)	$(13,795)	$(22,821)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(14,029)	$(22,681)
Net loss allocable to noncontrolling interest	(51)	(49)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Gain on sale of marketable securities	(6,024)	(3,848)
Unrealized loss on marketable equity securities	621	7,487
Gain on extinguishment of debt	(523)	-
Depreciation expense, including amortization of leasehold improvements	504	623
Amortization of right-of-use asset	19	47
Amortization of intangible assets	178	1,080
Stock-based compensation	2,601	1,733
Common stock issued for services	202	59
Change in unrealized gain on warrant liability	(105)	(84)
Write-off of security deposit	-	150
Deferred tax benefit	(1,181)	(178)
Foreign currency remeasurement and other gain	300	(116)
Gain on write-off and sales of assets	(5)	(154)
Amortization of deferred license fee	-	(200)
Changes in operating assets and liabilities:
Accounts and grants receivable	(104)	51
Accrued interest receivable	-	(1,008)
Prepaid expenses and other current assets	(1,229)	1,634
Accounts payable and accrued liabilities	354	1,342
Deferred revenue and other liabilities	784	-
Net cash used in operating activities	(17,688)	(14,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of OncoCyte common shares	10,064	10,941
Proceeds from the sale of AgeX common shares	-	1,196
Proceeds from the sale of HBL common shares	21	3
Purchase of equipment	(208)	(40)
Proceeds from the sale of equipment	14	18
Other deposits	-	18
Net cash provided by investing activities	9,891	12,136

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	6,269	24,624
Common shares received and retired for employee taxes paid	(41)	(19)
Repayment of financing lease liabilities	(13)	(24)
Proceeds from Paycheck Protection Program (“PPP”) Loan (Note 8)	-	523
Proceeds from sale of common shares	30,741	-
Payments for offering costs	(980)	(53)
Net cash provided by financing activities	35,976	25,051
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(36)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,145	23,039
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	33,183	10,096
At end of the period	$61,328	$33,135

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

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of September 30, 2021.

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

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lineage’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “Commission”) on March 11, 2021.

The accompanying condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Lineage’s financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for any year.

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of September 30, 2021.

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

As of September 30, 2021, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

Lineage has incurred significant operating losses and in recent years has funded its operations primarily through sale of common stock of AgeX and OncoCyte, both former subsidiaries, sale of common stock of Hadasit Bio-Holdings Ltd (“HBL”), receipt of research grants, royalties from product sales, license revenues, sales of research products and issuance of equity securities.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of June 30, 2021, Lineage had issued 13,859,776 common shares at a weighted average price per share of $2.39 for gross proceeds of $33.1 million. For the three months ended September 30, 2021, Lineage issued an additional 1,048,959 common shares at a weighted average price per share of $2.62 for gross proceeds of $2.7 million. As of September 30, 2021, Lineage had issued 14,908,735 common shares at a weighted average price per share of $2.41 for gross proceeds of $35.9 million under the Sales Agreement.

As of September 30, 2021, Lineage had an accumulated deficit of approximately $308.1 million, working capital of $59.6 million and shareholders’ equity of $119.6 million. Lineage has evaluated its projected cash flows and believes that its $65.1 million of cash, cash equivalents and marketable equity securities are sufficient to fund Lineage’s planned operations for at least the next twelve months from the issuance date of the condensed consolidated interim financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

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

In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of goods or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, the Company’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development and general and administrative expenses on the accompanying statements of operations (see Note 15).

Deferred grant revenues currently represent grant funds received from the Israel Innovation Authority (“IIA”) for the development of Cell Cure’s OpRegen and our bio retina program, for which the allowable expenses have not yet been incurred as of the latest balance sheet date reported. As of September 30, 2021, deferred grant revenue was $82,200, primarily comprised of remaining funds most recently received in July 2021, June 2021 and November 2020, for their respective programs.

Royalties from product sales and license fees: For agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, Lineage recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Lineage estimates and recognizes royalty revenues based on all available information, including estimates provided by the customer or licensee from which Lineage obtains such estimates directly for each reporting period. Actual revenues ultimately received may differ from those estimates recorded and are adjusted in the period when information to actuals is available to Lineage. For the three and nine months ended September 30, 2021, Lineage recorded additional royalty revenues of approximately $1.8 million from a certain customer, based on the customer’s updated communication to Lineage regarding royalties due. Consequently, Lineage also recorded a corresponding 50% of these additional royalties in cost of sales, as an accrued royalty payable to a separate royalty party. As of September 30, 2021, the $1.8 million is included as a receivable within prepaid expenses and other current assets. The customer paid these royalties to Lineage in October 2021. The additional royalty revenue for certain amounts relating to prior periods was not material to Lineage’s consolidated financial statements, taken as a whole, for any period presented.

Collaboration Agreements

On April 16, 2021, Lineage entered a worldwide license and development collaboration agreement with Immunomic Therapeutics, Inc. (“ITI”). Lineage is the sole and exclusive owner of the rights to the VAC platform and has licensed to ITI patents and materials for the development and commercialization of a novel cancer immunotherapy agent derived from this platform utilizing an antigen provided by ITI, for the treatment of glioblastoma multiforme. Under the terms of this agreement, Lineage is entitled to upfront licensing fees totaling $2.0 million paid over the first year, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage will also be eligible to receive royalties up to 10% on net sales of future products.

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

The terms of our collaborative agreements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to achievement of development or commercial goals; (iii) royalties on net sales of licensed products; and (iv) reimbursement of cost-sharing of research and development (“R&D”) expenses. Each of these payments eventually result in collaboration revenues. When a portion of non-refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

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

Upfront Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from the transaction price allocated to the license when the license is transferred to the licensee, and the licensee is able to use and benefit from the license. When the license is determined to be non-distinct, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time, and, if over time, the appropriate method of measuring progress for purposes of recognizing collaboration revenue from the allocated transaction price. For example, when we receive upfront fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue as a change in estimate.

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

As of September 30, 2021 we had $856,000 of deferred revenue on the consolidated balance sheet related to the ITI collaboration agreement, and for the three and nine months ended September 30, 2021, we recognized $293,000 and $506,000 of revenue, respectively, related to the ITI collaboration agreement.

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

For the three and nine months ended September 30, 2021 and 2020, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Nine Months Ended
	September 30, (unaudited)
	2021	2020
Stock options	17,207	16,560
Lineage Warrants (1)	-	1,090
Restricted stock units	46	108

(1)	Although the Lineage Warrants (as defined below) are classified as liabilities, the Lineage Warrants are considered for dilutive earnings per share calculations in accordance with ASC 260, Earnings Per Share, and determined to be antidilutive for the period presented.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Cash and cash equivalents	$60,809	$32,585
Restricted cash included in deposits and other long-term assets (see Note 15)	519	520
Restricted cash included in prepaid expenses and other current assets (see Note 15)	-	78
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$61,328	$33,183

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. Lineage adopted this standard as of January 1, 2021 and did not have a material impact on its condensed consolidated financial statements.

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

3. Revenue

Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalties	$1,909	$342	$2,430	$607

Grant revenues
Israel Innovation Authority (“IIA”)	$68	$216	$237	$477
National Institutes of Health (“NIH”)	-	13	-	387
Total grant revenues	68	229	237	864

Revenues under collaborative agreements
Upfront license fees	36	-	72	-
Event-based development milestones	72	-	72	-
Reimbursements, cost-sharing payments	185	-	362	-
Total revenues under collaborative agreements	293	-	506	-

Total revenue	$2,270	$571	$3,173	$1,471

During the three months ended September 30, 2021 we recognized $2.3 million in total revenue. There was no revenue related to new license agreements granted during the period. Revenues recognized during the current period which had been included in deferred revenues at December 31, 2020 were not material.

During the nine months ended September 30, 2021 we recognized $3.2 million in total revenue. We recognized $0.5 million in revenues from new license agreements granted in the period, which were recorded as revenues under collaboration agreements. We recognized revenue of $0.1 million during the period which had been included in deferred revenues at December 31, 2020.

Accounts receivable and other receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Accounts receivable and other receivable, net (1)	$2,122	$242
Deferred revenues (1)	893	-

(1)	Excludes government grants as Lineage has determined government grants are outside the scope of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606).

As of September 30, 2021, the amounts in the transaction price of our contracts with customers, including collaboration partners, and allocated good and services not yet provided were $3.0 million, of which $2.1 million relates to unfulfilled commitments and $0.9 million has been collected and is reported as deferred revenues. The unfulfilled commitments are estimated to be delivered by the end of the second quarter of 2022. Of the total deferred revenues of $0.9 million, substantially all is expected to be recognized within the next 12 months.

4. Marketable Equity Securities

As of September 30, 2021, Lineage owned approximately 1.1 million shares of OncoCyte common stock. These shares had a fair value of approximately $4.0 million, based on the closing price of OncoCyte of $3.56 per share on September 30, 2021. As of December 31, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock. These shares had a fair value of approximately $8.7 million, based on the closing price of OncoCyte of $2.39 per share on December 31, 2020.

For the three months ended September 30, 2021, Lineage recorded a net unrealized loss on marketable equity securities of $2.5 million related to changes in fair market value of OncoCyte’s common stock price during the quarter. For the three months ended September 30, 2020, Lineage recorded an unrealized loss of $1.9 million related to changes in the fair market value of OncoCyte’s common stock price during the quarter.

For the nine months ended September 30, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $0.6 million related to changes in fair market value of OncoCyte’s common stock price during the period. For the nine months ended September 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $6.1 million related to changes in fair market value of OncoCyte’s common stock price in the period.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

We account for the shares we hold in HBL as marketable equity securities as of September 30, 2021. These securities were carried at fair market value on our consolidated balance sheets, and the accounting transactions for the three and nine months ended were not material.

For the three and nine months ended September 30, 2021, we did not hold any marketable securities related to AgeX. For the three and nine months ended September 30, 2020, Lineage recorded realized gains of $0.1 million and $0.7 million, respectively, due to sales of AgeX shares in the period. For the three and nine months ended September 30, 2020, we recorded unrealized losses of $0.1 million and $1.4 million, respectively, due to changes in fair market value of AgeX’s common stock price during the period.

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

6. Property and Equipment, Net

At September 30, 2021 and December 31, 2020, property and equipment, net was comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Equipment, furniture and fixtures	$3,626	$3,628
Leasehold improvements	2,462	2,472
Right-of-use assets	3,833	3,845
Accumulated depreciation and amortization	(5,193)	(4,315)
Property and equipment, net	$4,728	$5,630

Property and equipment at September 30, 2021 and December 31, 2020 includes $79,000 in financing leases. In September 2020, Lineage terminated its leases in Alameda and entered into a new lease for a reduced amount of square footage. This resulted in a reduction to right-of-use assets of approximately $1.4 million. See additional information in Note 15.

Depreciation and amortization expense amounted to $165,000 and $200,000 for the three months ended September 30, 2021 and 2020, and $504,000 and $623,000 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, Lineage sold non-capitalized assets for a net gain of $30,000, which was included in research and development expenses on the condensed consolidated statements of operations. During the nine months ended September 30, 2021, Lineage sold equipment with a net book value of $9,000 and recognized a gain of $5,000.

During the three and nine months ended September 30, 2020, Lineage sold equipment with a net book value of $39,000 and $52,000, respectively, and recognized losses of $32,000 and $34,000, respectively. During the nine months ended September 30, 2020, Lineage sold non-capitalized assets for a net gain of $67,000, which was included in research and development expenses on the condensed consolidated statements of operations.

7. Goodwill and Intangible Assets, Net

At September 30, 2021 and December 31, 2020, goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Goodwill(1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D - OPC1 (from the Asterias Merger)(2)	$31,700	$31,700
Acquired IPR&D - VAC2 (from the Asterias Merger)(2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts(3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization(4)	(19,289)	(19,111)
Intangible assets, net	$46,854	$47,032

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger.

(2)	Asterias had two in-process research and development (“IPR&D”) intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC2 program.

(3)	Asterias had royalty cash flows under certain specific patent families that Asterias previously acquired from Geron Corporation (“Geron”). The Geron patents are expected to continue to generate revenue and are not used in the OPC1 or the VAC2 program, these patents are considered to be separate long-lived intangible assets under ASC 805.

(4)	As of September 30, 2021 the acquired patents were fully amortized and the acquired royalty contracts had a remaining unamortized balance of $314,000.

Amortization expenses was $33,000 and $250,000 for the three months ended September 30, 2021 and 2020, and $178,000 and $1,080,000 for the nine months ended September 30, 2021, and 2020, respectively.

Future aggregate approximate amortization expense for the Company’s intangible assets are as follows (in thousands):

Year Ending December 31,
2021	$32
2022	130
2023	130
2024	22
2025	-
Thereafter	-
Total	$314

8. Accounts Payable and Accrued Liabilities

At September 30, 2021 and December 31, 2020, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Accounts payable	$3,457	$2,611
Accrued compensation	1,639	1,959
Accrued liabilities	1,540	1,711
PPP loan payable	-	523
Other current liabilities	69	9
Total	$6,705	$6,813

PPP Loan Payable

In April 2020, Lineage received a loan for $523,000 from Axos Bank under the PPP contained within the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP loan had a term of two years, was unsecured, and was guaranteed by the U.S. Small Business Administration (“SBA”). The loan carried a fixed interest rate of one percent per annum, of which the first six months of interest was deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, Lineage was eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program were adhered to by Lineage, all or part of such loan could be forgiven. Lineage applied for forgiveness of the PPP loan on September 30, 2020, and on May 13, 2021, received notice that the entire PPP loan principal balance and interest charges were forgiven in full, which the Company recorded as a gain on debt extinguishment in the condensed consolidated statements of operations. The PPP loan forgiveness amount was excluded from Lineage’s taxable income for federal and California purposes. However, for California income taxes, public companies cannot deduct expenses from loan proceeds which were forgiven.

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

We measure cash and cash equivalents, marketable equity securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$60,809	$60,809	$-	$-
Marketable equity securities	4,295	4,295	-	-

Liabilities:
Cell Cure Warrants	332	-	-	332

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,585	$32,585	$-	$-
Marketable equity securities	8,977	8,977	-	-

Liabilities:
Lineage Warrants	1	-	-	1
Cell Cure Warrants	437	-	-	437

We have not transferred any instruments between the three levels of the fair value hierarchy.

In determining fair value, Lineage utilizes a Black-Scholes pricing model that maximizes the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 Cell Cure warrant liabilities are volatility and share value. A significant increase or decrease in these Level 3 inputs could result in a significantly higher or lower fair value measurements.

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments:

(Dollars in thousands)	Cell Cure Warrants	Lineage Warrants	Total
Balance as of December 31, 2020	$437	$1	$438
Change in fair value and other adjustments	(105)	-	(105)
Expiration of warrants	-	(1)	(1)
Balance as of September 30, 2021	$332	$-	$332

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

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 15), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through September 30, 2021, Lineage has incurred a total of $657,000 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

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

Common Shares

At September 30, 2021, Lineage was authorized to issue 250,000,000 common shares, no par value. As of September 30, 2021, and December 31, 2020, Lineage had 168,465,000 and 153,095,883 issued and outstanding common shares, respectively.

At-The-Market Offering

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage having an aggregate offering price of up to $25.0 million. Lineage is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the shares under the Sales Agreement are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of June 30, 2021, Lineage had issued 13,859,776 common shares at a weighted average price per share of $2.39 for gross proceeds of $33.1 million. For the three months ended September 30, 2021, Lineage issued an additional 1,048,959 common shares at a weighted average price per share of $2.62 for gross proceeds of $2.7 million. As of September 30, 2021, Lineage had issued 14,908,735 common shares at a weighted average price per share of $2.41 for gross proceeds of $35.9 million under the Sales Agreement.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127
Shares issued through ATM	-	-	7,941	19,008	-	-	-	19,008
Shares issued for services	-	-	78	202	-	-	-	202
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(12)	-	-	-	(12)
Shares issued upon exercise of stock options	-	-	942	1,751				1,751
Financing related fees	-	-	-	(173)	-	-	-	(173)
Stock-based compensation	-	-	-	539	-	-	-	539
Foreign currency translation gain	-	-	-	-	-	-	1,576	1,576
NET LOSS	-	-	-	-	(1,416)	(32)	-	(1,448)
BALANCE AT MARCH 31, 2021	-	$-	162,067	$415,259	$(295,494)	$(1,104)	$(2,091)	$116,570

Shares issued through ATM	-	-	2,824	7,874	-	-	-	7,874
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(15)	-	-	-	(15)
Shares issued upon exercise of stock options	-	-	2,116	4,033	-	-	-	4,033
Financing related fees	-	-	-	(26)	-	-	-	(26)
Stock-based compensation	-	-	-	919	-	-	-	919
Shares issues for retirement of stock warrants	-	-	20	2				2
Foreign currency translation loss	-	-	-	-	-	-	(960)	(960)
NET LOSS	-	-	-	-	(4,788)	(8)	-	(4,796)
BALANCE AT JUNE 30, 2021	-	$-	167,037	$428,046	$(300,282)	$(1,112)	$(3,051)	$123,601

Shares issued through ATM	-	-	1,049	2,667	-	-	-	2,667
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(13)	-	-	-	(13)
Shares issued upon exercise of stock options	-	-	369	485	-	-	-	485
Financing related fees	-	-	-	(79)	-	-	-	(79)
Stock-based compensation	-	-	-	1,144	-	-	-	1,144
Foreign currency translation loss	-	-	-	-	-	-	(382)	(382)
NET LOSS	-	-	-	-	(7,823)	(11)	-	(7,834)
BALANCE AT SEPTEMBER 30, 2021	-	$-	168,465	$432,250	$(308,105)	$(1,123)	$(3,433)	$119,589

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	14	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	626	-	-	-	626
Foreign currency translation gain	-	-	-	-	-	-	1,315	1,315
NET LOSS	-	-	-	-	(8,399)	(29)	-	(8,428)
BALANCE AT MARCH 31, 2020	-	$-	149,818	$387,686	$(281,821)	$(1,741)	$634	$104,758

Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	13	(11)	-	-	-	(11)
Stock-based compensation	-	-	-	606	-	-	-	606
Financing related fees	-	-	-	(10)	-	-	-	(10)
Foreign currency translation loss	-	-	-	-	-	-	(1,120)	(1,120)
NET LOSS	-	-	-	-	(6,522)	(8)	-	(6,530)
BALANCE AT JUNE 30, 2020	-	$-	149,831	$388,271	$(288,343)	$(1,749)	$(486)	$97,693
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(6)	-	-	-	(6)
Shares issued for services	-	-	150	119	-	-	-	119
Dissolution of BioTime Asia	-	-	-	(679)	-	679	-	-
Stock-based compensation	-	-	-	501	-	-	-	501
Financing related fees	-	-	-	(16)	-	-	-	(16)
Foreign currency translation loss	-	-	-	-	-	-	(335)	(335)
NET LOSS	-	-	-	-	(7,760)	(12)	-	(7,772)
BALANCE AT SEPTEMBER 30, 2020	-	$-	149,991	$388,190	$(296,103)	$(1,082)	$(821)	$90,184

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

12. Stock-Based Awards

Equity Incentive Plan Awards

On September 13, 2021, the shareholders of Lineage approved the 2021 Equity Incentive Plan (the “2021 Plan”), and the plan became effective. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards (“RSUs”), and other stock awards. All of our employees (including our affiliates’), non-employee directors and consultants are eligible to participate in the 2021 Plan.

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 15,000,000 shares and (ii) the Prior Plan Returning Shares (“Prior Plan Returning Shares”). The Prior Plan Returning Shares are defined as an award granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which were outstanding when the 2021 Plan became effective, and are not issued because such Prior Plan Award or any option thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued. Given the approval of the 2021 Plan, no additional awards will be granted from the 2012 Plan or the Asterias 2013 Equity Incentive Award (the “Asterias Equity Plan”). As of September 30, 2021, there were no outstanding equity awards issued under the 2021 Plan.

A summary of Lineage’s 2012 Equity Incentive Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2020	15,865	93	$1.57
Restricted stock units vested	-	(47)	-
Options granted	6,245	-	2.50
Options exercised	(3,427)	-	1.83
Options expired/forfeited/cancelled	(1,826)	-	2.18
September 30, 2021	16,857	46	$1.80
Options exercisable at September 30, 2021	6,806		$1.66

At the effective time of the Asterias Merger, Lineage assumed sponsorship of the Asterias 2013 Equity Incentive Plan, with references to Asterias and Asterias common stock therein to be deemed references to Lineage and Lineage common shares.

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2020	350	$1.57
Options granted	-	-
Options exercised	-	-
Options forfeited		-
September 30, 2021	350	$1.57
Options exercisable at September 30, 2021	219	$1.57

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Nine Months Ended September 30, (unaudited)
	2021	2020
Expected life (in years)	6.19	6.21
Risk-free interest rates	1.05%	0.8%
Volatility	73.2%	67.7%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2021	2020	2021	2020
Research and development	$235	$126	$613	$343
General and administrative	909	375	1,988	1,390
Total stock-based compensation expense	$1,144	$501	$2,601	$1,733

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

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that Lineage holds as of September 30, 2021, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of September 30, 2021. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

For the three and nine months ended September 30, 2021, Lineage recorded a $1.0 million and $1.2 million deferred tax benefit, respectively, that was primarily related to federal net operating losses generated for the three and nine months ended September 30, 2021, which was available and indefinite in nature.

For the three and nine months ended September 30, 2020, Lineage recorded a $0.2 million deferred tax benefit for income taxes.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Nine Months Ended September 30, (unaudited)
	2021	2020
Cash paid during period for interest	$12	$19

15. Commitments and Contingencies

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California (the “Carlsbad Lease”). The term of the Carlsbad Lease commenced on August 1, 2019 and expires on October 31, 2022.

Base rent under the Carlsbad Lease, beginning on August 1, 2021, is $23,959 per month and increases by 3% on August 1, 2022. Base rent for the first twenty-four months of the lease was based upon a deemed rentable area of 7,000 square feet. Base rent was abated for months two through five of the lease.

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

Lineage continues to occupy approximately 2,432 square feet of the 1010 Atlantic Premises under a new sublease agreement (the “Alameda Sublease”). The term of the Alameda Sublease is from October 1, 2020 through January 31, 2023. Base rent under the Alameda Sublease is $14,592 per month with annual increases of 3% each October 1 thereafter during the lease term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000 under the Alameda Sublease; this amount is included in deposits and other long-term assets as of September 30, 2021 (see Note 2).

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

In December 2018, Cell Cure made a $420,000 deposit required under the January 2018 Lease, which is included in deposits and other long-term assets on the consolidated balance sheet as of September 30, 2021, to be held as restricted cash during the term of the January 2018 Lease.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$687	$1,157
Operating cash flows from financing leases	12	19
Financing cash flows from financing leases	13	24

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32	29

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2021	December 31, 2020
Operating leases
Right-of-use assets, net	$2,327	$2,916

Lease liabilities, current	$801	$746
Lease liabilities, noncurrent	1,887	2,514
Total operating lease liabilities	$2,688	$3,260

Financing leases
Property and equipment, gross	$79	$79
Accumulated depreciation	(76)	(65)
Property and equipment, net	$3	$14

Current liabilities	$17	$16
Long-term liabilities	12	26
Total finance lease liabilities	$29	$42

Weighted average remaining lease term
Operating leases	3.7 years	4.2 years
Finance leases	1.7 years	2.4 years
Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	10.0%	10.0%

Future minimum lease commitments are as follows as of September 30, 2021 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021	$248	$5
2022	913	19
2023	489	8
2024	460	-
2025	442	-
Thereafter	586	-

Total lease payments	$3,138	$32
Less imputed interest	(450)	(3)
Total	$2,688	$29

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

On June 3, 2019, defendants filed demurrers to the Amended Complaint. On August 13, 2019, the parties submitted a stipulation to the court seeking dismissal of the action with prejudice as to the named Plaintiffs and without prejudice as to the unnamed putative class members, and disclosed to the court the parties’ agreement to resolve, for $200,000, Plaintiffs’ claim for an award of attorneys’ fees and expenses in connection with the purported benefit conferred on Asterias stockholders by the Supplemental Disclosures. Lineage believed that the claims and allegations in the action lacked merit, but believed that it was in Lineage’s shareholders’ best interest for the action to be dismissed and to resolve the fee claim in a timely manner without additional costly litigation expenses. The court granted the stipulation and dismissed the action on August 14, 2019.

On October 14, 2019, another putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants. The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the Asterias Merger consideration was inadequate, and that the proxy statement filed by Asterias with the Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. On December 20, 2019, the defendants moved to dismiss the complaint. On February 10, 2020, the plaintiff filed an opposition. Defendants filed their replies on March 13, 2020. On June 23, 2020, a hearing on the motions to dismiss occurred. On September 21, 2020, the Chancery Court denied the motion to dismiss as to Lineage and certain members of the Asterias board of directors, and it granted the motion to dismiss as to all other defendants. On October 30, 2020, the remaining defendants filed an answer to the complaint. The parties are currently engaged in discovery. A five-day trial before the Chancery Court is currently scheduled for October 17-21, 2022.

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

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that provide Lineage with insurance against claims or demands for indemnification in specified circumstances. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as of September 30, 2021 and December 31, 2020.

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

Cell Cure will pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase 2b clinical trial, upon the enrollment of the first patient in the first Phase 3 clinical trials, upon delivery of the report for the first Phase 3 clinical trials, upon the receipt of an NDA or marketing approval in the European Union, whichever is the first to occur, and upon the first commercial sale in the United States or European Union, whichever is the first to occur. Such milestones, in the aggregate, may be up to $3.5 million. As of September 30, 2021, Cell Cure had not accrued any milestone payments under the License Agreement.

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

As part of the Asterias Merger, Lineage acquired certain royalty revenues for cash flows that were generated under certain specific patent families that Asterias previously acquired from Geron. Asterias paid Geron a royalty for all royalty revenues received from these contracts. Lineage continues to make royalty payments to Geron for royalties generated from these patents.

Grants

Under the terms of the grant agreement between Cell Cure and Israel Innovation Authority (“IIA”) (formerly the Office of the Chief Scientist of Israel) of the Ministry of Economy and Industry, for the development of OpRegen, Cell Cure will be required to pay royalties on future product sales, if any, up to the amounts received from the IIA, plus interest indexed to interest rate benchmark. Cell Cure’s research and product development activities under the grant are subject to substantial risks and uncertainties and performed on a best-efforts basis. As a result, Cell Cure is not required to make any payments under the grant agreement unless it successfully commercializes OpRegen. Accordingly, the grant is considered a contract to perform research and development services for others and grant revenue is recognized as the related research and development expenses are incurred (see Note 2).

Israeli law pertaining to such government grants contain various conditions, including substantial additional payment obligations in the event of any transfer outside of Israel of intellectual property related to, or the manufacture, or both, of products developed under the grant, as defined by the IIA.

Collaboration Agreements

Under our collaborative agreement with ITI we agreed to perform certain research, development, manufacturing, and oversight activities related to a VAC-CMV product up to a budgeted amount of approximately $2.5 million. ITI will reimburse the Company for material costs and full-time employee costs with no markup related to the manufacturing of the VAC-CMV product.

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

IPR&D assets are indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Once the R&D efforts are completed or abandoned, the IPR&D will either be amortized over the asset life as a finite-lived intangible asset or be impaired, respectively, in accordance with ASC 350, Intangibles - Goodwill and Other. In accordance with ASC 350, goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment at least annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the asset may be impaired.

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

In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of goods or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, the Company’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development and general and administrative expenses on the accompanying statements of operations (see Note 15).

Royalties from product sales and license fees: For agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, Lineage recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Lineage estimates and recognizes royalty revenues based on all available information, including estimates provided by the customer or licensee from which Lineage obtains such estimates directly for each reporting period. Actual revenues ultimately received may differ from those estimates recorded and are adjusted in the period when information to actuals is available to Lineage.

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

The terms of our collaborative agreements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to achievement of development or commercial goals; (iii) royalties on net sales of licensed products; and (iv) reimbursement of cost-sharing of R&D expenses. Each of these payments eventually result in collaboration revenues. When a portion of non-refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

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

Upfront Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from the transaction price allocated to the license when the license is transferred to the licensee, and the licensee is able to use and benefit from the license. When the license is determined to be non-distinct, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time, and, if over time, the appropriate method of measuring progress for purposes of recognizing collaboration revenue from the allocated transaction price. For example, when we receive upfront fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue as a change in estimate.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

Revenues and Cost of Sales

The amounts in the tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Royalties	$1,909	$342	$1,567	458%
Grant revenues	68	229	(161)	(70)%
Collaboration revenues	293	-	293	100%
Total revenues	2,270	571	1,699	298%
Cost of sales	(985)	(102)	(883)	866%
Gross profit	$1,285	$469	$816	174%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Royalties	$2,430	$607	$1,823	300%
Grant revenues	237	864	(627)	(73)%
Collaboration revenues	506	-	506	100%
Total revenues	3,173	1,471	1,702	116%
Cost of sales	(1,222)	(271)	(951)	351%
Gross profit	$1,951	$1,200	$751	63%

Our total revenues increased by $1.7 million for the three months ended September 30, 2021 as compared to the same period in the prior year, due to a $1.6 million increase in royalties, a $0.3 million increase in collaboration revenues related to the Immunomic Therapeutics, Inc. (“ITI”) collaborative agreement, offset by a $0.2 million decrease in grant revenues due to less grant-related activities during the period.

Our total revenues increased by $1.7 million for the nine months ended September 30, 2021 as compared to the same period in the prior year, due to a $1.8 million increase in royalties and a $0.5 million increase in collaboration revenues related to the ITI collaborative agreement, offset by a $0.6 million decrease in grant revenues due to less grant-related activities during the period.

Our royalties are derived from product sales and license fees.  For the three months and nine months ended September 30, 2021 royalties were significantly higher compared to the same periods in the prior year, primarily due to additional royalty revenues of $1.8 million from a certain royalty customer, based on the customer’s updated communication to us regarding royalties due.  Consequently, Lineage also recorded a corresponding 50% of these additional royalties in cost of sales, as an accrued royalty payable to a separate royalty party. As of September 30, 2021, the $1.8 million is included as a receivable within prepaid expenses and other current assets. The customer paid these royalties to us in October 2021.

Our grant revenues are generated primarily by our subsidiary Cell Cure Neurosciences Ltd. (“Cell Cure”) from the Israel Innovation Authority (“IIA”) for the development of OpRegen and our bio retina program, and from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH grant”).

Grant revenues generated by Cell Cure from the IIA for the development of OpRegen and our bio retina program amounted to $68,000 and $237,000 for the three and nine months ended September 30, 2021 and $216,000 and $477,000 for the three and nine months ended September 30, 2020, respectively.

Grant revenues generated by the NIH grant were $13,000 and $387,000 for the three and nine months ended September 30, 2020. NIH grant related activities were completed in the third quarter of 2020.

Operating expenses

The amounts in the tables below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$2,811	$3,566	$(755)	(21)%
General and administrative expenses	5,317	3,628	1,689	47%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Research and development expenses	$9,136	$9,710	$(574)	(6)%
General and administrative expenses	13,788	12,055	1,733	14%

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

	Three Months Ended September 30, (unaudited)
	Amount		Percent of Total
Program	2021	2020	2021	2020
OpRegen®	$777	$1,066	28%	30%
OPC1	1,514	576	54%	16%
VAC platform	490	1,871	17%	52%
All other programs	30	53	1%	2%
Total research and development expenses	$2,811	$3,566	100%	100%

	Nine Months Ended September 30, (unaudited)
	Amount		Percent of Total
Program	2021	2020	2021	2020
OpRegen®	$2,909	$4,323	32%	45%
OPC1	4,637	2,947	51%	30%
VAC platform	1,499	2,167	16%	22%
All other programs	91	273	1%	3%
Total research and development expenses	$9,136	$9,710	100%	100%

The net decrease of $0.8 million in total research and development expenses for the three months ended September 30, 2021 as compared to the same period in the prior year is mainly attributable to the following:

●	a net decrease of $0.3 million in OpRegen, attributable primarily to a decrease in manufacturing activities in 2021 as compared to 2020,
●	an increase of $0.9 million in OPC1-related expenses, primarily driven by a return of unspent project funds of approximately $0.8 million in the prior year period from a former Asterias service provider, and
●	a net decrease of $1.4 million in VAC program expenses, primarily driven by the prior year signature fee accrual of $1.6 million to Cancer Research UK related to our license agreement, partially offset by increased manufacturing activities and support of the ITI collaborative agreement.

The net decrease of $0.6 million in total research and development expenses for the nine months ended September 30, 2021 as compared to the same period in the prior year is mainly attributable to the following:

●	a net decrease of $1.4 million in OpRegen, attributable primarily to a decrease in manufacturing activities in 2021 as compared to 2020,
●	an increase of $1.7 million in OPC1-related expenses, primarily related to an increase in manufacturing and development activities for this program, and a return of unspent project funds of approximately $0.8 million in the prior year period from a former Asterias service provider,
●	a net decrease of $0.7 million in VAC program expenses, primarily driven by the prior year signature fee accrual of $1.6 million to Cancer Research UK related to our license agreement, partially offset with. increased manufacturing activities and support of the ITI collaborative agreement, and
●	a net decrease of $0.2 million in Renevia and related expenses due to a reduction in research activities.

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

The total net increase of $1.7 million in general and administrative expenses for the three months ended September 30, 2021 compared to the same period in 2020, was primarily attributable to a $0.8 million increase in litigation and other expenses related to Lineage’s merger with Asterias and a $0.5 million increase in share-based compensation expense.

The total net increase of $1.7 million in general and administrative expenses for the nine months ended September 30, 2021 compared to the same period in 2020, was primarily attributable to a $0.7 million increase in litigation and other expenses related to Lineage’s merger with Asterias, a $0.6 million increase in share-based compensation expense and a $0.4 million increase in investor relations expenses.

Other income and (expenses), net

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands):

	Three Months Ended September 30, (unaudited)
	2021	2020
Other income (expenses), net
Interest income, net	$1	$252
Gain on sale of marketable equity securities	-	120
Unrealized loss on marketable equity securities	(2,450)	(2,003)
Unrealized gain on warrant liability	53	55
Other income, net	393	351
Total other expenses, net	$(2,003)	$(1,225)

	Nine Months Ended September 30, (unaudited)
	2021	2020
Other income (expenses), net
Interest income (expenses), net	$(1)	$1,037
Gain on sale of marketable equity securities	6,024	3,848
Gain on extinguishment of debt	523	-
Unrealized loss on marketable equity securities	(621)	(7,487)
Unrealized gain on warrant liability	105	84
Other income (expenses), net	(318)	175
Total other income (expenses), net	$5,712	$(2,343)

Interest income, net – During the three and nine months ended September 30, 2020 we earned $0.3 million and $1.0 million of interest income, respectively. In August 2020, Lineage received $24.6 million from Juvenescence, representing the outstanding principal and accrued interest on the promissory note.

Marketable equity securities - As of September 30, 2021, Lineage owned 1.1 million shares of OncoCyte common stock. These shares had a fair value of $4.0 million, based on the closing price of OncoCyte common stock of $3.56 per share on September 30, 2021. As of December 31, 2020, Lineage owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $8.7 million, based on the closing price of OncoCyte common stock of $2.39 per share on December 31, 2020.

For the three months ended September 30, 2021, Lineage recorded a net unrealized loss on marketable equity securities of $2.5 million related to changes in fair market value of OncoCyte’s common stock price during the quarter. For the three months ended September 30, 2020, Lineage recorded an unrealized loss of $1.9 million due to sales of OncoCyte shares in the period.

For the nine months ended September 30, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage recorded a net unrealized loss on marketable equity securities of $0.6 million related to changes in fair market value of OncoCyte’s common stock price during the quarter. For the nine months ended September 30, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. Lineage also recorded an unrealized loss on marketable equity securities of $6.1 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

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

We account for the shares we hold in HBL as marketable equity securities as of September 30, 2021. These securities were carried at fair market value on our consolidated balance sheets, and the accounting transactions for the three and nine months ended September 30, 2021 were not material. For the three and nine months ended September 30, 2021, we did not hold any marketable securities related to AgeX.

For the three and nine months ended September 30, 2020, Lineage recorded realized gains of $0.1 million and $0.7 million, respectively, due to sales of AgeX shares in the period. For the three and nine months ended September 30, 2020, we recorded unrealized losses of $0.1 million and $1.4 million, respectively, due to changes in fair market value of AgeX’s common stock price during the period.

Gain on extinguishment of debt – For the nine months ended September 30, 2021, Lineage recognized a gain of $0.5 million on extinguishment of debt related to the Paycheck Protection Program (PPP) loan from Axos Bank. Lineage applied for forgiveness on the PPP loan on September 30, 2020, and on May 13, 2021, received notice that the PPP loan was forgiven in full.

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

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of September 30, 2021, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of September 30, 2021. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

We have concluded that an ownership change did occur after the Asterias Merger, and the acquired net operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code; Lineage will only be able to utilize $52.8 million and $41.9 million of their federal and California net operating losses, respectively.

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

For the three and nine months ended September 30, 2021, Lineage recorded a $1.0 million and $1.2 million deferred tax benefit, respectively, that was primarily related to federal net operating losses generated for the three and nine months ended September 30, 2021, which was available and indefinite in nature.

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

Liquidity and Capital Resources

At September 30, 2021, we had $65.1 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in OncoCyte and HBL. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, OncoCyte and AgeX, payments from research grants, royalties from product sales and sales of research products and services. At September 30, 2021, we had an accumulated deficit of $308.1 million, working capital of $59.6 million and shareholders’ equity of $119.6 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $65.1 million in cash, cash equivalents and marketable equity securities provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this Report. If we need near term working capital or liquidity to supplement our cash and cash equivalents for our operations, we may sell some, or all, of our investments, as necessary.

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

Cash flows used in operating activities

Net cash used in operating activities of $17.7 million for the nine months ended September 30, 2021 primarily reflects the loss from operations of $21.0 million. These items were offset primarily by non-cash expenses of $2.6 million for stock-based compensation and $0.7 million of depreciation and amortization. The unrealized loss on marketable equity securities and deferred tax benefit had no effect on cash flows.

Net cash used in operating activities of $14.1 million for the nine months ended September 30, 2020 primarily reflects the loss from operations of $20.6 million less the changes in assets and liabilities of $2.0 million. These items were offset primarily by non-cash expenses of $1.8 million of depreciation and amortization and $1.7 million for stock-based compensation. The unrealized loss on marketable equity securities and deferred tax benefit had no effect on cash flows.

Cash flows provided by investing activities

Cash provided by investing activities of $9.9 million for the nine months ended September 30, 2021 was associated primarily with receipts of $10.1 million from sales of a portion of our OncoCyte holdings, offset by purchases of equipment for $0.2 million.

Cash provided by investing activities of $12.1 million for the nine months ended September 30, 2020 was associated primarily with receipts of $10.9 million from sales of a portion of our OncoCyte holdings and $1.2 million from sales of a portion of our AgeX holdings.

Cash flows provided by financing activities

Cash provided by financing activities of $36.0 million for the nine months ended September 30, 2021 was associated primarily with proceeds net of financing costs of $29.8 million from the sale of common shares and proceeds of $6.3 million from the exercise of employee stock options.

Cash provided by financing activities of $25.1 million for the nine months ended September 30, 2020 was associated primarily with proceeds of $24.6 million from payment of the Juvenescence promissory note and proceeds of $0.5 million from a Paycheck Protection Program (“PPP”).

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Commission Regulation S-K.

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

Risks Related to Our Business Operations and Capital Requirements

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.*

Our total operating losses for the fiscal year ended December 31, 2020 were $26.4 million and our total operating losses for the nine months ended September 30, 2021 were $21.0 million, and we had an accumulated deficit of $308.1 million as of September 30, 2021. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.*

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $9.1 million during the nine months ended September 30, 2021, and $12.3 million during the fiscal year ended December 31, 2020. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.*

At September 30, 2021, we had $65.1 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities as of September 30, 2021 will be sufficient to fund our planned operations for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

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

As of December 31, 2020, we had net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes of approximately $169.9 million and $118.6 million, respectively. In addition, the Company has U.S. federal and California research and development (R&D) credit carryforwards of $3.2 million and $5.7 million, respectively. Included in these amounts are NOLs and R&D credits acquired through the merger with Asterias (see below). A portion of the federal and state NOL carryforwards will begin to expire, if not utilized, in varying amounts between 2027 and 2037. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. The federal R&D credits expire in varying amounts between 2021 and 2040, the California credits have no expiration date. It is uncertain if and to what extent various states that we may operate in will conform to the federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in 2020 California enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.

As part of the merger with Asterias, we acquired various tax attribute carryforwards. As the merger triggered an ownership change, the acquired net operating loss carryforwards and credit are subject to limitation under Section 382 of the Internal Revenue Service Code. Accordingly, Lineage will only be able to utilize federal and California NOLs of $52.8 million and $41.9 million, respectively, as well as California research and development credits of $2.4 million. Because of the annual limitation, the total amount of these NOLs is not immediately available to offset future income. The California research and development credit of $2.4 million has no expiration date.

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

The value of our investments in public companies fluctuates based on their respective stock prices and could be negatively affected by business, regulatory and other risks applicable to them.*

As of September 30, 2021, we had an equity investment in OncoCyte, a U.S. publicly traded company. As of September 30, 2021, the value of our investment in OncoCyte was approximately $4.0 million based on its closing stock price as of that date. If OncoCyte were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of its common stock and the valuation of our investment could be negatively affected. If OncoCyte were to fail and ultimately cease operations, we may lose the entire value of our investment. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH”) and their implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information, relating to the privacy, security, and transmission of individually identifiable health information;

●	The Physician Payments Sunshine Act which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations, and, beginning in 2022 will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees. For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, Congress is considering additional health reform measures as part of the budget reconciliation process.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions will directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, future advertising and promotion, product distribution, adverse event reporting and product risk management. Our current and future interactions in the U.S. or abroad with physicians and other health care providers that may prescribe or purchase our products once commercialized are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Health care companies are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials. In addition, health care companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. Risks relating to compliance with laws and regulations may be heightened as we bring products to the market globally.

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

In September 2021, we provided updates to the fully enrolled 24 patient Phase 1/2a open-label trial for OpRegen. Data presented showed that restoration of retinal tissue previously reported in three patients had been maintained for up to 9 months in the two most recent restoration patients and for up to 33 months in the first case of restoration. These three patients exhibited optical coherence tomography (OCT) evidence of newly integrated RPE cells, and layers of retinal tissue (i.e. outer plexiform, outer nuclear layer, ellipsoid zone) in areas that previously showed no presence of these structures at baseline. All three of these patient’s visual acuities increased above baseline levels within 6 months post-transplant. Overall, the best corrected visual acuity of the better vision Cohort 4 patients has improved or remained stable in 8/12 (67%) OpRegen treated eyes while decreasing in 9/12 (75%) of their respective fellow eyes. All of these patients are being closely monitored for additional evidence of clinical benefit.

Specifically, additional data presented showed that as patients continued to progress into post-operative follow-up, eyes receiving OpRegen trended toward improvement in visual acuity, a secondary objective under the study, while their untreated eyes typically lost visual acuity, as expected with this progressive disease. As additional patients have reached longer periods post-treatment, differences in visual acuity between treated and untreated eyes across Cohort 4 patients became statistically significant beginning at month 9 (P = 0.0085), as well as months 12 (P = 0.0220) and 15 (P = 0.0273) as determined via 2-sided Wilcoxon Signed Rank (using NCSS, LLC statistical software). These results, when combined with the OCT findings, suggest that both a structural and functional benefit is possible with OpRegen therapy. The totality of these findings supports the view that atrophic AMD is not an irreversible degenerative condition. OpRegen has been well tolerated with no unexpected adverse events, and evidence of durable engraftment of OpRegen RPE cells have extended to more than 5 years post-transplant in earliest treated patients. However, we do not know how OpRegen will perform in future clinical trials.

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

Cell-based products are among the more expensive biologic products to manufacture in accordance with cGMP. We do not yet have sufficient information to reliably estimate the cost of commercially manufacturing any of our product candidates. Excessive manufacturing costs could make our product candidates too expensive to compete in the medical marketplace with alternative products manufactured by our competitors or might result in third party payors such as health insurers and Medicare, declining to cover our products or setting reimbursement levels too low for us to earn a profit from the commercialization of one or more of our products.

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

Cell Cure has received Israeli government grants for certain of its research and development activities. The terms of these grants may require Cell Cure to seek approvals and to satisfy specified conditions to manufacture products, or transfer or license grant-supported technologies, outside of Israel. In the context of such approvals, Cell Cure will be required to make substantial monetary payments in addition to the repayment of the grants. Such grants are applied for on a yearly basis and may not be available or only partially granted in the future, which would increase our costs.*

Cell Cure has received Israeli government grants for certain of its research and development activities. The terms of these grants require prior approval and the satisfaction of specified conditions to manufacture products and transfer or license technologies outside of Israel.

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

The obligation to pay royalties is contingent on actual revenues being generated from such products and services or actual revenues being generated by the Grant Recipient in general (as the case may be). In the absence of such revenues, no payment of royalties is required. It should be noted that the restrictions under the Innovation Law will continue to apply even after the repayment of such royalties in full by the Grant Recipient including restrictions on the sale, transfer or licensing to a non-Israeli entity of know-how developed as part of the programs under which the grants were given.

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

The Innovation Law restricts the ability to transfer or license know-how funded by IIA outside of Israel. Transfer of IIA-funded know-how outside of Israel requires prior approval and is subject to approval and payment of a redemption fee, which can be substantial, to the IIA calculated according to the relevant formulas provided under the Innovation Law. A transfer or license for the purpose of the Innovation Law is generally interpreted very broadly and include, inter alia, any actual sale or assignment of the IIA-funded know-how, any license to further develop or otherwise exploit the IIA-funded know-how or the products resulting from such IIA-funded know-how or any other transaction, which, in essence, constitutes a transfer of the IIA-funded know-how. Generally, a mere license solely to market or distribute products resulting from the IIA-funded know-how would not be deemed a transfer or license for the purpose of the Innovation Law.

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

The restrictions under the Innovation Law may impair our ability to enter into agreements which involve IIA-funded products or know-how without the approval of IIA, or limit the economic benefit that we might derive under such agreements. We cannot be certain that any approval of IIA will be obtained on terms that are acceptable to us, or at all. We may not receive the required approvals should we wish to transfer or license IIA-funded know-how, manufacturing and/or development outside of Israel in the future. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of know-how developed with IIA-funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be significantly reduced by the amounts we are required to pay to the IIA. Any approval, if given, will generally be subject to additional financial obligations. Failure to comply with the requirements under the Innovation Law may subject Cell Cure to mandatory repayment of grants received by it (together with interest and penalties), as well as expose its directors and management to criminal proceedings. In addition, the IIA may from time to time conduct royalty audits. Further grants may not be approved or reduced in the future, which would increase our costs. IIA approval is not required for the marketing or distribution of products resulting from the IIA-funded research or development in the ordinary course of business.

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

Risks Pertaining to Our Common Shares

Because we are engaged in the development of pharmaceutical and stem cell therapy products, the price of our common shares may rise and fall rapidly.*

The market price of our common shares, like that of the shares of many biotechnology companies, has been highly volatile. The price of our common shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy, even though the outcome of those trials and the likelihood of ultimate FDA approval of a therapeutic product remain uncertain. Similarly, prices of our common shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. For example, from January 1, 2021 through November 5, 2021 the closing price of our common shares has ranged between $1.77 and $3.10 per shares. In addition, the failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares.

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

Insiders continue to have substantial influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.*

Our directors, executive officers and their affiliates, in the aggregate, owned approximately 24.6% of our outstanding common shares as of September 30, 2021. As a result, these shareholders, if acting together, will be able to heavily influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common shares and might ultimately affect the market price of our common shares.

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

As of September 30, 2021, Lineage had 168,465,000 common shares outstanding, 17,207,345 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, 46,350 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may, but is not obligated to, raise up to $25.0 million through the sale of common shares from time to time in at-the-market transactions under the Sales Agreement. On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of June 30, 2021, Lineage had issued 13,859,776 common shares at a weighted average price per share of $2.39 for gross proceeds of $33.1 million. For the three months ended September 30, 2021, Lineage issued an additional 1,048,959 common shares at a weighted average price per share of $2.62 for gross proceeds of $2.7 million. As of September 30, 2021, Lineage had issued 14,908,735 common shares at a weighted average price per share of $2.41 for gross proceeds of $35.9 million under the Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1*+	First Amendment to Separation and Consulting Agreement dated July 20, 2021, between Registrant and Brandi L. Roberts
10.2*+	Employment Agreement dated August 5, 2021, between Registrant and George A. Samuel III
10.3+	Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan,	10.1	8-K	September 15, 2021	001-12830
10.4+	Standard Form of Stock Option Grant Notice and Agreement for Employees and Consultants under the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan	99.2	S-8	September 28, 2021	333-259853
10.5+	Form of Stock Option Grant Notice and Agreement for Non-Employee Directors under the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan	99.3	S-8	September 28, 2021	333-259853
10.6+	Standard Form of Restricted Stock Unit Award Grant Notice and Agreement under the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan	99.4	S-8	September 28, 2021	333-259853
31.1*#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Furnished herewith

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: November 10, 2021	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: November 10, 2021	/s/ Kevin Leon Cook
Kevin Leon Cook
Chief Financial Officer

