Form 10-K
period 2021-12-31
Lineage Cell Therapeutics, Inc.
filed 2022-03-10
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $356.8 million.

The number of common shares outstanding as of March 4, 2022 was 169,709,292

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Lineage Cell Therapeutics, Inc.

2 | P a g e

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	statements relating to the collaboration and license agreement with Roche and Genentech and activities expected to occur thereunder, the upfront, milestone and royalty consideration payable to Lineage and Lineage’s planned use of proceeds therefrom;

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and product development activities;

●	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

●	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

●	the potential of our cell therapy platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

●	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights;

●	our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

●	our ability to recruit and retain key personnel;

●	the effects of the COVID-19 pandemic on our operations; and

●	other risks and uncertainties, including those described under Part I, Item 1A. Risk Factors of this Report.

3 | P a g e

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

●	We have incurred operating losses since inception, and we do not know if or when we will attain profitability.

●	We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are useful in medicine.

●	The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.

●	We are dependent on our third-party collaboration with Roche to develop and commercialize OpRegen. If Roche is not successful in developing and commercializing OpRegen, we will lose a significant source of potential revenue.

●	We will need to issue additional equity or debt securities in order to raise capital needed to pay our operating expenses.

4 | P a g e

●	We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, including anti-kickback and false claims laws, transparency laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

●	If we do not receive regulatory approvals, we will not be permitted to sell our therapeutic and medical device products.

●	Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products.

●	We expect that the commercial opportunity for some of our products may depend on our ability to obtain reimbursement and continued coverage from various payors, including government entities and insurance companies.

●	Clinical studies are costly, time consuming and are subject to risks that could delay or prevent commercialization of our current or future product candidates.

●	Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of early preclinical trials and clinical trials of our product candidates are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

●	Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The ongoing COVID-19 pandemic has affected and may adversely affect our operations, including the conduct of our current or future clinical trials, as well as the operations of third-party partners on whom we rely.

●	Our intellectual property may be insufficient to protect our products.

●	If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

●	We may become dependent on possible future collaborations to develop and commercialize many of our product candidates and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

●	Because we are engaged in the development of pharmaceutical and cell therapy products, the price of our common shares may rise and fall rapidly.

●	Current economic and stock market conditions may adversely affect the price of our common shares.

●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could negatively affect our operating results and business.

5 | P a g e

ITEM 1.	BUSINESS

Overview

Lineage Cell Therapeutics, Inc. (“Lineage,” “we,” “us,” or “our”) is a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology and associated development and manufacturing capabilities. From this platform, we design, develop, and manufacture specialized human cells with anatomical and physiological functions which are similar or identical to cells found naturally in the human body. These cells which we manufacture are created by developmental differentiation protocols applied to established and well-characterized, pluripotent, and self-renewing cell lines. These functional cells are transplanted into patients to either replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount a more robust and effective immune response to cancer or infectious diseases.

Our strategy is to efficiently leverage our technology platform and manufacturing capabilities to develop and advance our programs internally or in conjunction with strategic partners to further enhance their value. As one example, on December 17, 2021, we entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”), wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including its proprietary cell therapy known as OpRegen®, for the treatment of ocular disorders, including advanced dry age-related macular degeneration with geographic atrophy. Roche has paid Lineage a $50.0 million upfront payment under this alliance and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen.

Currently, Lineage is working with Roche in support of the dry age-related macular degeneration (OpRegen) program and is clinically testing therapies to treat spinal cord injuries and non-small cell lung cancer, as well as conducting research and preclinical development activities intended to advance our pipeline into other therapeutic indications and target tissues or organs.

Product Candidates & Other Programs

We have several allogeneic, or “off-the-shelf,” cell therapy programs in development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”) (also known as atrophic AMD). There are currently no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD. As of December 17, 2021 this program has been partnered with Roche for further clinical development and commercialization.

●

OPC1, an oligodendrocyte progenitor cell therapy currently in long-term follow-up for a Phase 1/2a multicenter clinical trial for spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

●

VAC, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”). This clinical trial is being funded and conducted by Cancer Research UK (“CRUK”), one of the world’s largest independent cancer research charities. We also have another VAC-based product candidate in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

●	Other. We have other product candidates in preclinical development covering a range of therapeutic areas and target tissues or organs. Generally, these candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as our current clinical-stage products.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of December 31, 2021.

During the year ended December 31, 2021, we received approximately $10.1 million in gross proceeds in connection with our sale of shares of OncoCyte. In August 2020, we also received $24.6 million from Juvenescence Limited (“Juvenescence”), representing principal and accrued interest under a promissory note we received in connection with our sale of AgeX shares to Juvenescence in August 2018.

6 | P a g e

Corporate Information

Lineage is incorporated in the State of California. Our common shares trade on the NYSE American and the Tel Aviv Stock Exchange under the symbol “LCTX.” Our principal executive offices are at 2173 Salk Avenue, Suite 200, Carlsbad, CA 92008, USA, and our phone number at that address is +1- (442) 287-8990. Our website address is www.lineagecell.com. The information on, or that can be accessed through our website is not part of this Report. Lineage routinely uses its website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. We also make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

2021 Chronological Highlights

We achieved numerous strategic accomplishments during 2021, including advancing clinical trials and product development in several key programs.

●	In February 2021, we announced an agreement with Neurgain Technologies to evaluate a novel delivery system for OPC1 to treat spinal cord injury, with the goal of eventually supporting a larger-scale clinical trial.

●	In March 2021, we announced the achievement of significant improvements to OPC1 manufacturing, including to process, purity, and scale.

●

In April 2021, we announced a worldwide license and development collaboration agreement with ITI, for the development and commercialization of novel cancer immunotherapy agents derived from the VAC platform utilizing antigens provided by ITI.

●	In June 2021, we announced the second and third known findings of retinal tissue restoration in dry-AMD patients who received OpRegen RPE cell transplant therapy.

●	In November 2021, we announced the fourth known finding of retinal tissue restoration in a dry-AMD patient who received OpRegen RPE cell transplant therapy.

●

In December 2021, we announced a collaboration and license agreement with Roche, pursuant to which we granted Roche exclusive worldwide rights to develop and commercialize RPE cell therapies, including OpRegen, for the treatment of ocular disorders, including advanced dry AMD with GA.

Business Strategy

Our goal is to address unmet medical needs by developing and advancing allogeneic, or “off-the-shelf,” treatments comprised of functional cells derived by differentiation of pluripotent cells from established and self-renewing cell lines. We direct pluripotent cells to become specific cell types and use those differentiated cells as treatments to restore diseased or diminished functions, such as impaired vision, loss of movement and sensation, or to increase immune response to tumors or infectious agents. Significant near-term activities that underlie our business strategy include:

●	Providing continuing OpRegen data from the ongoing Phase 1/2a clinical study, which is in the long-term follow-up phase, to our partner Roche;

●	Supplying OpRegen to support our partner, Roche, in initiating a new clinical study for OpRegen;

7 | P a g e

●	Completing GMP production of OPC1 through an improved and larger-scale manufacturing process and a new thaw-and-inject formulation;

●	Multiple FDA interactions to discuss further development of the OPC1 program, including manufacturing improvements, the novel Parenchymal Spinal Delivery (PSD) device, and a late-stage clinical study;

●	Initiating clinical performance and safety testing of the novel PSD device for OPC1, with an anticipated amended Investigational New Drug (IND) submission;

●	Analyzing data from the ongoing Phase 1 VAC2 clinical study for the treatment of non-small cell lung cancer;

●	Initiating a clinical study of VAC2, with an anticipated IND submission;

●	Continuing development of a dendritic cell-based therapeutic for GBM with our strategic partner;

●	Evaluating opportunities for new VAC product candidates based on internally identified or partnered tumor antigens/neoantigens;

●	Evaluating partnership opportunities and expansion of existing collaborations and identification of new collaborations for OPC1 and the VAC platform, and

●	Evaluating new programs for the implementation of our directed cell differentiation technology and expertise into adjacent or new therapeutic areas and tissues or organs.

Cell Therapy Technology Platform

We believe we are a leader in pluripotent, cell-based asset development based on directed derivation protocols of cellular lineages and whole cell manufacturing capabilities. Pluripotent cells, which are widely published as capable of becoming any human cell type, have potential applications in many areas of medicine with large unmet patient needs, including certain age-related degenerative diseases and degenerative conditions for which there presently are no cures. We are currently in clinical development for various pluripotent cell-derived product candidates such as RPE cells, oligodendrocyte progenitor cells and dendritic cells. In addition, we are exploring the differentiation of pluripotent cells into other cell types that may have therapeutic benefit in other areas of unmet medical need.

8 | P a g e

Examples of Cell Types Which Can Be Derived from Pluripotent Stem Cells

Highlighted cell types indicate currently active clinical programs of Lineage

9 | P a g e

Cellular therapies are often aimed at regenerating or replacing entire affected cells or tissues and therefore, may have more durable, broader, or more suitable applicability than many traditional pharmaceutical products which are aimed to influence a single molecular target or group of biological pathways. Small molecules and biologic therapies that require systemic delivery into the body often have unexpected side effects that can limit their usefulness. When cell replacement is locally administered, particularly to a specific anatomical compartment, systemic side effects are usually minimal and well-tolerated. Cell therapy more closely resembles that of transplant medicine, being focused on whether the transplanted cells are retained or rejected by the body and whether the cells function as expected, rather than causing intolerable or dose limiting side effects.

A key advantage of our approach is that it provides us the opportunity to rapidly develop new programs without the extensive and costly steps traditionally required to develop a new small molecule. Whereas small molecule product development typically requires selection or validation of a drug target, followed by screening millions of molecules to identify a series of hits, followed by chemical modification known as structure-activity relationship or “SAR” to develop a hit into a more potent lead, the process of developing a new cell therapy from pluripotent lines can be comparatively faster because the target cell type is already known and fully “validated”, insofar as it is well-established in the literature as being the cell type which is dysfunctional or deficient in the patient. The most critical step in developing a new cell therapy is the establishment of a proprietary and commercially feasible differentiation protocol which can create the needed cells, a process which avoids mass screening campaigns and is more readily accomplished via the combination of literature reviews and in-house experience with pluripotent cell differentiation. This approach can facilitate our pipeline expansion faster and at a lower cost than traditional methods.

In addition to our corporate headquarters located in San Diego, CA, we have a modern and innovative manufacturing facility in the Bio Park on the campus of the Hadassah University Hospital in Jerusalem, Israel. The facility includes process development laboratories and a state-of-the-art, current good manufacturing practice (“cGMP”) cell manufacturing facility. It is designed and equipped to run simultaneous cGMP processes and to produce a range of cell therapy products for human use in clinical trials as well as improve scalability for potential commercialization. Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted in this facility.

Novel Clinical Cell Therapy Pipeline

10 | P a g e

OpRegen

OpRegen is an ophthalmic product candidate (currently in a Phase 1/2a clinical trial) for the treatment of advanced dry AMD with GA. AMD is a gradual, progressive, deterioration of the macula, the small sensitive area in the center of the retina that provides clear, high-definition central vision. AMD affects over 30 million people worldwide and approximately 1.6 million people are diagnosed annually in the United States. It is a leading cause of vision loss in people over the age of 65 in the developed world. As the area of atrophy begins to include the fovea (the center of the macula), patients lose their central vision, making facial recognition, reading and driving difficult or impossible, and often resulting in legal blindness. The exact cause of dry AMD is unknown, but is thought to result from multiple factors, such as genetics, age, and environmental effects. There are two clinical presentations of AMD, the dry form and the wet form, or neovascular form (growth of abnormal new blood vessels). Dry AMD typically advances slowly toward GA in which RPE cells and photoreceptors deteriorate over time. RPE cells support and nourish the retina by metabolizing waste by-products and producing a number of components useful for photoreceptor health and function. If the metabolic waste products accumulate, lesions known as drusen are generated. Approximately 85-90% of AMD patients suffer from dry AMD, for which there is no FDA-approved medical therapies. Dry AMD may also lead to wet AMD, a condition for which there are several FDA-approved treatments administered locally to inhibit the growth of new blood vessels, but these treatments are not effective nor approved for the treatment of dry AMD. Physicians often recommend a healthy diet, exercise and/or nutritional supplements for dry AMD, but nutritional supplements have shown limited efficacy in delaying the onset of more progressive disease in longer-term studies. The schematics below show a representation of the process of drusen formation and the goal of cell replacement therapy.

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

11 | P a g e

OpRegen is an injection of RPE cells delivered to the retina, to replace lost retinal cells and preserve or restore vision

OpRegen is intended to be an allogeneic, or “off-the-shelf,” product provided to retinal surgeons in an “easy-to-use” form for transplantation. We believe OpRegen could have a lasting benefit from a single administration, or once every several years. This approach differs from other investigational drugs for dry AMD and approved agents currently marketed for wet AMD, such as ranibizumab (Lucentis®) and aflibercept (Eylea®), that require repeated, frequent intravitreal injections into the eye.

12 | P a g e

The patients in our ongoing Phase 1/2a clinical trial are 50 years of age or older, whose dry AMD has advanced to the GA stage, with absence of additional concomitant ocular disorders. The trial includes 24 subjects. The first 12 subjects (Cohorts 1-3) were legally blind at the outset of the trial, with significant progression of GA. Cohort 4 consists of 12 patients with less advanced disease, smaller areas of GA, and better baseline visual acuity at the outset of the trial. In all 24 subjects, the eye in which the disease has progressed the most is treated, while their other, untreated eye serves as a measure of disease progression. Following injection, the patients are followed for 12 months at specified intervals to evaluate the safety and tolerability of OpRegen.

Following the initial 12-month period, patients are evaluated at longer intervals for up to a total of five years following administration. A secondary objective of the clinical trial is to examine the ability of transplanted OpRegen to engraft, survive, and modulate disease progression in the patients. In addition to thorough characterization of visual function, several vision tests are used to quantify stabilization or improvements in visual function. We also perform anatomical evaluation imaging to assess the restoration of the structure of the retina.

Interim data have been encouraging and suggest that OpRegen RPE cells are generally well-tolerated when administered by subretinal injection in patients with GA. Findings on clinical examination by different imaging modalities show improvements in retinal structure and decreases in drusen, which are collections of waste deposits associated with AMD, as well as durable engraftment of OpRegen cells now extending to more than five years in the earliest treated patients. Across the study, a trend toward slower GA progression in treated compared to untreated eyes continues to be present. Of particular note, four subjects in Cohort 4 have shown evidence of retinal tissue restoration, evidenced by a reduction in size or no growth in the area of atrophy at least 12 months post-treatment and the presence of key retinal cells that were not observable at baseline study entry. This anatomical effect was accompanied by improvements in visual acuity in all four subjects. Furthermore, differences in visual acuity between treated and untreated eyes remains statistically significant across Cohort 4 patients at 15 months post-treatment.

Importantly, in the safety-focused aspect of the trial, no unexpected ocular adverse events have been observed and those events expected to occur based on the procedures involved in OpRegen administration, such as vitrectomy, have been predominately mild in severity. The majority of these subjects had pre-existing epiretinal membranes (“ERMs”) at the time of trial enrollment and in most cases, experienced new or worsening ERMs following the surgical procedure, which is believed to be partially attributable to the route of administration via pars plana vitrectomy (“PPV”) and retinotomy. The majority were mild to moderate in severity, though three patients with severe ERM were successfully treated via a routine surgical procedure where the ERM was removed. These subjects are being monitored during trial follow-up. Two instances of retinal detachment were reported among all patients, one of which occurred in a patient who was legally blind prior to treatment. The event was not assigned as related to treatment, procedure or to the combination. The patient continued for a period of time in the trial following successful surgical repair but has since withdrawn due to other unrelated health issues. The second case, also successfully repaired, took place in an area of the retina away from the site of the OpRegen transplant and was thought by the investigators and other reviewers to be related to an existing retinal tear in the patient. The independent data safety monitoring board (“DSMB”) approved moving to Cohort 4 based on the safety data from the Cohorts 1-3. Cohort 4 incorporated an additional variety of objective and subjective assessments to look for signs of potential efficacy as well as potential anatomical changes indicative of OpRegen cell function following implantation.

We completed enrollment in Cohorts 1-3 (12 patients) in the middle of 2018 and as previously reported, OpRegen was well tolerated with no unexpected systemic serious adverse events (“SAEs”) or ocular adverse events (“AEs”). Importantly, there were several patients that exhibited improved retinal structure, reduction in drusen, alterations in the pattern of GA progression and indications of long-term survival of the OpRegen cells. We began enrollment of Cohort 4 shortly thereafter and treated three patients via the traditional route of administration. In 2019, we amended our clinical protocol to incorporate the Gyroscope Therapeutics, Ltd. Orbit Subretinal Delivery System (“Orbit SDS”), a single use vitrectomy-free delivery device designed to deliver products to the subretinal space through a sclerotomy and suprachoroidal approach, and our new thaw and inject formulation into our Phase1/2a clinical trial. In February 2020, we announced that after reviewing promising preliminary data from the ongoing OpRegen Phase 1/2a clinical trial, our independent data safety monitoring board removed the protocol-mandated treatment stagger. The COVID pandemic slowed the rate of patient accrual, but study enrollment was completed on November 10, 2020, with the treatment of the twelfth Cohort 4 patient, seven via the Orbit SDS and five via PPV/retinotomy. Five different surgeons at four centers successfully delivered OpRegen using the Orbit SDS and there were no unexpected AEs. Encouraging structural and clinical changes were observed in these better vision patients, including better visual acuity and increased reading speed.

13 | P a g e

In June 2020, we were able to report the first known example of retinal restoration following OpRegen administration in a Cohort 4 patient who was treated via the PPV/retinotomy route, with the findings confirmed by several independent reviewers. It is hypothesized that photoreceptor cells in the transition areas at the boundary of the GA are dysfunctional and dying, but not completely lost. The addition of new RPE cells may restore the microenvironment in surrounding tissue and contribute to the possibility of restoring function to existing cells that otherwise, if left untreated, would inevitably progress to further expansion of the atrophic region. Specifically, in this patient, the area of GA assessed at nine months following OpRegen treatment was approximately 25% smaller than the patient’s pre-treatment baseline. As reported in November at the 2020 American Academy of Ophthalmology (“AAO”) Annual Meeting, this patient continued to show signs of a smaller area of GA and improved visual acuity. Further, as reported throughout 2021, this patient continued to show zero progression of atrophy growth for three full years after treatment. This unprecedented finding supports the view that dry AMD is not an irreversible, degenerative condition and that some portion of diseased retinal tissue may be recoverable in atrophic end-stage disease patients.

In May 2021, we reported at the Association for Research in Vision and Ophthalmology Annual Meeting (“ARVO”) that 83% of all Cohort 4 patients were at or above baseline visual acuity, based on per protocol scheduled visits ranging from 4.5 months to approximately three years post-transplant. In contrast, 83% of the patients’ untreated eyes were below baseline entry values at the same time points. As well, previously reported structural improvements in the retina, decreases in drusen density, and a trend toward slower GA progression in treated compared to untreated eyes continued.

In June 2021, we reported that retinal restoration was observed in two additional Cohort 4 patients, evidenced by optical coherence tomography (“OCT”), bringing the total to three observed cases of retinal tissue restoration. These findings continue to suggest integration of new RPE cells with functional photoreceptors in areas that previously showed no presence of any of these cells. In addition to the observed anatomical changes, all three patients’ visual acuity increased above baseline levels.

In September 2021, it was reported at the Annual Retina Society Meeting that updated interim results of our Phase 1/2a study showed a statistically significant difference in visual acuity between treated and untreated eyes across Cohort 4 patients, at month nine as well as months 12 and 15 post-transplant. These results, when combined with the previous evidence of retinal restoration in areas previously considered to be atrophic, suggest that both a structural and functional benefit is possible with OpRegen therapy. Additionally, it was reported that OpRegen continues to be well tolerated, with no new, unexpected ocular or systemic AEs or SAEs.

In November 2021, we reported that evidence of retinal restoration was observed in a fourth patient enrolled in the Phase 1/2a clinical study of OpRegen. Importantly, reduction or no progression for at least one-year post-transplant, was observed in the total area of GA in all four of these better-vision Cohort 4 patients. In addition, all four retinal restoration patients reported improvements in their visual acuity, which has been maintained for at least 12 months in all cases. This new and additive finding continues to support our view that atrophic AMD is not an irreversible, degenerative condition and that some portion of diseased retinal tissue may be recoverable.

In December 2021, we entered into an exclusive worldwide collaboration and license agreement with Roche, for the development and commercialization of OpRegen. Roche paid us a $50.0 million upfront payment and we are eligible to receive up to $620.0 million in additional development, approval, and sales milestone payments, in addition to tiered double-digit royalties. See Note 14 to our consolidated financial statements included elsewhere in this Report for discussion on the Roche collaboration agreement.

14 | P a g e

OPC1

OPC1 is our lead product candidate for the treatment of SCI. SCI occurs when the spinal cord is subjected to a severe crush or contusion injury, such as that caused by a car or motorcycle accident and typically results in severe functional impairment, including limb paralysis, aberrant pain signaling, and loss of bladder and sexual function. There are approximately 18,000 new spinal cord injuries annually in the U.S. (NSCIC SCI Facts and Figures at a Glance (2019)), and there are currently no FDA-approved drugs specifically for the treatment of SCI, although methylprednisolone, a corticosteroid generally used as an anti-inflammatory drug, is sometimes prescribed on an off-label basis to reduce acute inflammation in the injured spinal cord immediately after injury. It is believed that to effect substantial benefit in treating this complex injury, multiple mechanisms of action are required, such as introduction of biologics that preserve surviving neurons and stimulate new nerve axon outgrowth, suppression of lesion cavity formation at the injury site, generation of new blood vessels to repair the ischemic damage from injury, and myelination of the demyelinated and newly formed nerve axons. A key therapeutic target in SCI is replacement of oligodendrocytes that are selectively lost at the injury site. As the sole source of the insulating protein myelin in the brain and spinal cord, oligodendrocytes wrap around nerve axons and allow conduction of electrical impulses throughout the central nervous system (“CNS”).

Oligodendrocytes are the myelinating cells of the CNS and are critical for nerve signal conduction.

OPC1 is an oligodendrocyte progenitor cell therapy derived from our pluripotent cell technology under cGMP conditions using a directed differentiation method. These cells are stored frozen until ready for use and prepared for direct administration into the injured spinal cord. Based on preclinical studies, when OPC1 is transplanted into the injured spinal cord, the cells undergo further maturation to generate a replacement population of oligodendrocytes at the injury site that are capable of remyelinating denuded and newly formed nerve axons. Based on preclinical studies, prior to their maturation the transplanted oligodendrocyte progenitor cells are believed to stimulate additional reparative processes, including promotion of neuron survival and nerve axon outgrowth, and induction of blood vessel formation in and around the injury site. In addition, OPC1 cells rapidly migrate from the injection point to the injury site where they generate a supportive tissue matrix and suppress cavitation. Cavitation is a destructive process that occurs within the spinal cord following SCI, and typically results in permanent loss of motor and sensory function. A patient with cavitation can develop a condition known as syringomyelia, which results in additional neurological and functional damage to the patient and can result in chronic pain. Based on the multiple reparative properties associated with OPC1, we believe this candidate cell therapy product is ideally suited to treat neurological conditions such as SCI and other demyelination disorders of the CNS.

15 | P a g e

Suppression of spinal cavitation in a rat contusion model.

Under a grant for clinical development, the development of OPC1 has been supported by $14.3 million in funds from CIRM, from 2014 through the date of this Report. We are eligible for and may seek to apply for additional grants from CIRM for the program’s continued development.

Prior to its acquisition, Asterias Biotherapeutics, Inc. (“Asterias”) was testing OPC1 in two clinical trials: a five patient Phase 1 safety trial and a 25-patient Phase 1/2a dose escalation trial, which we call the SCiStar trial. The SCiStar trial is an open-label, single-arm trial testing three sequential escalating doses of OPC1 administered at up to 20 million OPC1 cells with subacute, C-4 to C-7, motor complete (AIS-A or AIS-B) cervical SCI. These individuals have essentially lost all movement below their injury site and experience severe paralysis of the upper and lower limbs. AIS-A patients have lost all motor and sensory function below their injury site, while AIS-B patients have lost all motor function but may retain some minimal sensory function below their injury site. OPC1 was administered 21 to 42 days post-injury. Patients continue to be followed by neurological exams and imaging procedures to assess the safety and activity of the product. Enrollment consisted of five cohorts:

Cohort	Injury Type; OPC1 Dose	# of Patients
Cohort 1	AIS-A; 2 million OPC1 cells (low dose for safety evaluation)	3
Cohort 2	AIS-A; 10 million OPC1 cells	6
Cohort 3	AIS-A; 20 million OPC1 cells*	6
Cohort 4	AIS-B; 10 million OPC1 cells	6
Cohort 5	AIS-B; 20 million OPC1 cells*	4

* One patient from Cohort 3 and one patient from Cohort 5 were administered 10 million cells.

In January 2019, top-line 12-month data from the SCiStar trial were announced by Asterias, which included the following key findings:

●	Positive Safety Profile. Magnetic resonance imaging (“MRI”) scans at 12 months post-injection of OPC1 showed no evidence of adverse changes in any of the 25 patients.

●	Cell Engraftment. All three patients in Cohort 1 and 21 of the 22 patients in Cohorts 2-5 had MRI scans at 12 months consistent with the formation of a tissue matrix at the injury site, which is encouraging evidence that OPC1 cells had engrafted at the injury site and helped to prevent cavitation.

●	Improved Motor Function. At 12 months, 21 of the 22 patients who were administered either 10 million or 20 million cells of OPC1 (Cohorts 2-5) recovered at least one motor level on at least one side, and seven of the 22 patients recovered two or more motor levels on at least one side. Motor level recovery was based on the upper extremity motor score (“UEMS”), as measured by the International Standards for Neurological Classification of Spinal Cord Injury (“ISNCSCI”). None of these patients saw decreased motor function following administration of OPC1, and patients consistently retained the motor function recovery seen through six months or saw further motor function recovery from six to 12 months.

16 | P a g e

In November 2019, we provided an update on the SCiStar trial that highlighted, among other things:

●	Positive Safety Profile. For the 21 SCiStar trial patients who had follow-up visits at 24 months post-injection of OPC1, MRI scans showed no evidence of adverse changes, and none of the patients had a decline in their motor function from their 12-month follow-up visit. There were no unexpected serious adverse events to date in any of these patients.

●	Improved Motor Function. All 3 Cohort 1 patients continued to be stable 2-4 years post treatment. At 24 months, five of the six Cohort 2 patients recovered at least two motor levels on at least one side, and one Cohort 2 patient recovered three motor levels, which has been maintained through that patient’s 36-month follow-up visit. Motor level recovery was based on the UEMS as measured by the ISNCSCI.

In November 2020, the formal clinical study report (CSR) for the SCiStar study with the above supporting data was submitted to the FDA.

The FDA designated OPC1 as a Regenerative Medicine Advanced Therapy (“RMAT”), for the treatment of subacute SCI. RMAT is an accelerated development pathway and includes the ability for increased interfacing with the FDA during clinical development, and granted OPC1 Orphan Drug Designation, providing a pathway to possible market exclusivity.

In 2019, we transferred all cGMP manufacturing processes, including the establishment of cell banks and the OPC1 process development and manufacturing for clinical studies, to our cell therapy manufacturing facility in Jerusalem, Israel. Improvements to the manufacturing process were completed to include enhancements to the production process to ensure robust, controlled, reproducible and commercially viable scale, and purity of OPC1. We also developed a thaw and inject formulation of OPC1 to facilitate logistics and handling at the point of care with the elimination of the dose preparation at the clinical site. An information amendment describing the new process, an improved analytical plan, and a proposed comparability plan was filed with the FDA. Throughout 2021, we manufactured clinical batches based on the improved process in a thaw and inject formulation in preparation for a larger-scale, late-stage clinical trial.

In February 2021, we announced an exclusive agreement with Neurgain Technologies, Inc. (“Neurgain”) to evaluate a novel delivery system for OPC1. Preliminary assessment of prototypes revealed promising compatibility with OPC1 product while simplifying the surgical procedure by providing surgeons with an instrument that is small, simple to use and would not require stopping the patient’s ventilator to perform the injection, allowing far more flexibility for accurate delivery to the injury site. We continued to evaluate the Neurgain device throughout 2021 and intend to submit an IND amendment during the third quarter of 2022 for a human safety clinical study to validate the device and which is intended to support use of the device in a late-stage clinical study to follow.

We continue work to expand our partnerships with SCI advocacy and support organizations to support their mission to accelerate stem cell treatments to patients with unmet medical needs and fast-track the development of the most promising stem cell technologies.

VAC Platform

VAC is our immuno-oncology platform using dendritic cells loaded with antigens for the treatment of cancer. Cancer afflicts millions worldwide and is one of the largest unmet clinical needs with current treatment options providing limited efficacy and a wide range of debilitating side effects. As the most potent type of antigen-presenting cell in the body, dendritic cells instruct our body’s immune system to attack and eliminate harmful pathogens and unwanted cells, including cancer cells.

Specifically, to provide a more effective and targeted treatment of non-small cell lung cancer, we are currently developing VAC2 as an allogeneic, or non-patient specific, cancer vaccine candidate designed to stimulate patient immune responses to an antigen hTERT, which is commonly expressed in cancerous cells but not in normal adult cells. VAC2 is produced by our pluripotent cell technology using a directed differentiation method and is comprised of a population of mature dendritic cells to which the hTERT antigen was introduced. To target cancerous cells, VAC2 is engineered to express the tumor-selective antigen telomerase, which is found in over 85% of all cancers. The tumor antigen is loaded exogenously into the dendritic cells. The VAC1 autologous program, which preceded VAC2, serves as an effective and encouraging proof of concept behind our approach to dendritic cell vaccines targeting telomerase, which is the backbone of the VAC2 program.

17 | P a g e

Using pluripotent cells as the starting material for VAC production adds several additional advantages to this therapeutic candidate. Compared to technologies that rely on the use of a patient’s own blood, our pluripotent cell technology provides a scalable system for production of a large number of vaccine doses in a single lot, lower manufacturing costs, greater product consistency, and more notably, off-the-shelf availability to provide broader and immediate access to patients. In addition, we believe that as an allogeneic therapy, VAC has the potential to stimulate a more robust immune response through an adjuvant effect resulting from the partial immune mismatch between the VAC cells and patients receiving the therapy. We believe that VAC can be used as a platform technology that can be modified to carry any antigen, including patient-specific tumor neo-antigens.

In September 2014, Asterias initiated clinical development of VAC2 by entering into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with CRUK and Cancer Research Technology Limited (“CRT”), a wholly owned subsidiary of CRUK, under which CRUK agreed to fund Phase 1 clinical development of VAC2 in NSCLC. CRUK was responsible, at its own cost, for manufacturing clinical grade VAC2 and for carrying out the Phase 1 clinical trial of VAC2. Patient enrollment began in June 2018, and as of December 31, 2021 seven patients have now completed dosing in the initial aspect of the trial.

In October 2020, we reported preliminary results of the ongoing Phase 1 clinical study of VAC 2 in non-small cell lung cancer. As reported, VAC2 demonstrated remarkable potent induction of immune response in all patients dosed to date, with high levels of peripheral antigen-specific immunogenicity observed at multiple time points. As well, VAC2 appeared to be well tolerated with no unexpected adverse events.

In April 2021, Lineage entered into a worldwide license and development collaboration agreement with ITI. Lineage licensed to ITI patents and materials for the development and commercialization of a novel cancer immunotherapy agent derived from the VAC platform utilizing an antigen provided by ITI, for the treatment of GBM. Under the terms of this agreement, Lineage is entitled to upfront licensing fees totaling $2.0 million paid over the first year, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage will also be eligible to receive royalties of up to 10% on net sales of future products.

We completed the transfer of all cGMP manufacturing processes, including the establishment of cell banks and the VAC2 process development and manufacturing for clinical studies, to our cell therapy manufacturing facility in Jerusalem, Israel.

Throughout 2021 and early into 2022, we focused on updating and optimizing the manufacturing process for VAC to ensure reliable supply for future clinical studies and possible commercial development. An improved VAC manufacturing process will be the subject of a key interaction with FDA in the future to introduce VAC in an IND. We also continue to evaluate additional opportunities for the introduction of new VAC candidates based on internally identified or partnered tumor antigens to expand the VAC platform.

Collaboration Agreements

To accelerate the discovery and advancement of transplanting specific cell types into the body, we have entered into, and intend to seek other opportunities to form collaborations with a diverse group of strategic partners. We have forged productive collaborations with pharmaceutical and biotechnology companies, government agencies, academic laboratories, and research institutes with diverse area expertise and resources in as effort to advance our discovery and development platforms.

18 | P a g e

One key principle of our approach to collaborations is to share rewards and risks of conducting large-scale clinical trials and commercializing a product, but also to provide the broadest patient population the earliest access to our therapies. Significant on-going collaboration agreements include the following:

●	Roche, for the development and commercialization of OpRegen a RPE cell therapy for the treatment of advanced dry age-related macular degeneration with geographic atrophy, currently in Phase 1/2a, as well as for the use in other ocular disorders; and
●	ITI, for the development and commercialization of a novel cancer immunotherapy agent based on the VAC platform for the treatment of glioblastoma multiforme.

Roche Collaboration Agreement

On December 17, 2021, Lineage and its subsidiary, Cell Cure Neurosciences Ltd. (“Cell Cure”) entered into a Collaboration and License Agreement (the “Roche Agreement”) with Roche, pursuant to which Lineage granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including its proprietary cell therapy known as OpRegen, for the treatment of ocular disorders, including advanced dry AMD with GA.

Under the terms of the Roche Agreement, Roche will assume responsibility for further clinical development and commercialization of OpRegen, which currently is being evaluated in a Phase 1/2a open-label, dose escalation clinical safety and efficacy study in patients with advanced dry AMD with GA. Lineage will be responsible for completing activities related to the ongoing clinical study, for which enrollment is complete, and performing certain manufacturing and process development activities.

Roche paid Lineage a $50.0 million upfront payment and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory and commercialization milestone payments. Lineage is also eligible for tiered double-digit percentage royalties on net sales of OpRegen. All regulatory and commercial milestone payments, and royalty payments, are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalties on net sales of OpRegen are subject to financial offsets based on the existence of competing products.

The OpRegen program has been supported in part with contributions made by Hadasit Medical Research Services and Development Ltd. (“Hadasit”), the technology transfer company of Hadassah Medical Center, and the Israel Innovation Authority (the “IIA”), an independent agency created to address the needs of global innovation ecosystems. A significant portion of early development on the OpRegen program occurred at Cell Cure, which was established by the Hadassah Medical Center, where the intellectual property underlying the differentiation and manufacture of RPE cells originated. In addition, significant monetary support for the OpRegen program was provided by the IIA through a series of separate research grants, beginning in 2007. Each of these parties’ contributions began when the OpRegen program was in its earliest stages of development. As a result, and subject to the terms of contracts among the applicable parties and applicable law, Lineage is obligated to pay Hadasit and the IIA a portion of the upfront, milestone, and royalty payments which may be received from Roche under the Agreement. Lineage is obligated to pay approximately 24.3% of the upfront payment and any future payments it receives from Roche to the IIA, up to an aggregate cap on all payments to IIA, which currently stands at approximately $102.7 million.

In addition, pursuant to that certain Second Amended and Restated License Agreement, dated June 15, 2017, between Cell Cure and Hadasit, as amended (the “Hadasit License)”, and a certain letter agreement entered into on December 17, 2021, by and between Cell Cure and Hadasit (the “Hadasit Letter Agreement”), Cell Cure is obligated to pay to Hadasit a maximum of 21.5% of the upfront payment (subject to certain reductions) and any milestone payments, and up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives from Roche. The Hadasit Letter Agreement generally terminates upon the termination of the Roche Agreement.

Unless earlier terminated by either party, the Roche Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all of Roche’s payment obligations under the Roche Agreement. Roche may terminate the Roche Agreement in its entirety, or on a product-by-product or country-by-country basis, at any time with advance written notice. Either party may terminate the Roche Agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach. Either party also may terminate the Roche Agreement in its entirety upon certain insolvency events involving the other party.

19 | P a g e

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Lineage made a subsequent payment of $12.1 million to the IIA, pursuant to Lineage’s obligations under the Innovation Law. Additionally, Lineage made a subsequent payment of $8.9 million to Hadasit, pursuant to Lineage’s obligations under the Hadasit License.

ITI Collaboration Agreement

On April 16, 2021, Lineage entered a worldwide license and development collaboration with ITI (the “ITI Agreement”). Lineage is the sole and exclusive owner of the rights to the VAC platform and has licensed to ITI patents and materials for the development and commercialization of novel cancer immunotherapy agent derived from this platform utilizing an antigen provided by ITI.

Under terms of the ITI Agreement, Lineage is entitled to upfront licensing fees totaling $2.0 million paid over the first year, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage will also be eligible to receive royalties of up to 10% on net sales of future products.

Research Programs

Vision restoration

In 2017, we expanded our ophthalmology portfolio by acquiring exclusive global rights to technology that allows the generation of three-dimensional human retinal tissue derived from human pluripotent cells. This tissue contains all the cell types and layers of the human retina and has shown evidence of functional integration in proof of concept animal models for advanced retinal degeneration. The technology is being developed to potentially treat or prevent a variety of retinal degenerative diseases and injuries. In 2017, the National Institutes of Health (“NIH”) awarded us a grant of up to $1.6 million to further develop this innovative, next generation vision restoration program for retinal diseases and injuries. We completed work under this grant in 2020 and submitted final reports to the NIH.

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

While we are not actively pursuing OPC1 for MS or ischemic stroke at this time, we may use the results of these studies to guide further preclinical development of OPC1 for these or other conditions of demyelination or wherever there is depletion or disfunction of myelinated neurons.

Other Programs

We have other product candidates in preclinical development covering a range of therapeutic areas and target tissues or organs. Generally, these candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as our current clinical-stage products.

Other Products

We also have rights to HyStem, a patented biomaterial that mimics naturally occurring extracellular matrix, the structural network of molecules surrounding cells in organs and tissues essential to cellular function and tissue structure. HyStem may be useful as a scaffold for cell replacement and retention. We sold HyStem-related assets and licensed the applicable technology in late 2019, but retained the rights for other uses, including for Renevia®, our facial aesthetics product, which received a Conformité Européenne (CE) Mark in September 2019.

20 | P a g e

Investments and subsidiaries:

The following tables show the companies in which we have a direct or indirect ownership, their respective principal fields of business, our percentage ownership as of December 31, 2021, and the country where their principal business is located.

Investments:

Company	Field of Business	Lineage Ownership	Country

OncoCyte Corporation(1)	Cancer diagnostics	~1%	USA
Hadasit Bio-Holdings Ltd.(1)	Owns a portfolio of R&D based companies	<2%	Israel

Subsidiaries:

Company	Field of Business	Lineage Ownership		Country
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s cell replacement platform technology	99	%(2)	Israel
Asterias Biotherapeutics, Inc.(3)	Cell based therapeutics to treat neurological conditions and cancer	100%		USA
ES Cell International Pte. Ltd(4)	Research and clinical grade cell lines	100%		Singapore
OrthoCyte Corporation(4)	Research in orthopedic diseases and injuries	99.8%		USA

(1)	These are publicly traded companies. See Notes to Consolidated Financial Statements: Note 4. Marketable Equity Securities.

(2)	Includes shares owned by Lineage and ES Cell International Pte. Ltd. (“ESI”).

(3)	Asterias was acquired by Lineage in March 2019.

(4)	The operating activities and fields of business listed under these subsidiaries are conducted primarily by Lineage as the parent company.

Patents and Trade Secrets

We seek to protect and rely on our proprietary cell-based therapy platform and associated development and manufacturing capabilities and derived product candidates through a variety of methods, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and processes for their manufacture, our platform technologies and any other inventions that are commercially important to the development of our business. We also rely on contractual obligations with employees and third parties to protect our proprietary rights. For example, in addition to protecting our proprietary rights with patents, we rely on unpatented trade secrets, improvements, know-how and innovation, and we take steps necessary to protect these rights, including through confidentiality agreements with our corporate partners, employees, consultants and vendors. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the United States and internationally. We may also file additional patent applications, when appropriate, to cover improvements on our clinical products, clinical product candidates, and related technologies. There are no assurances that any of our intellectual property rights will guarantee complete or adequate protection or market exclusivity for our products and product candidates. We also enter into collaborative and other similar arrangements with third parties, such as license agreements, to in-license and/or out-license intellectual property rights. Our financial success will be dependent, in part, on our ability to obtain rights to commercially valuable patents, to protect and enforce our intellectual property rights and to operate without infringing any intellectual property rights of others. From time to time, we assess our patents and pending applications covering our products and product candidates. If we determine that any patents or patent applications no longer provide adequate or necessary protection, we may transfer or abandon such patents and patent applications to avoid incurring unnecessary costs.

21 | P a g e

We own or license, directly or through our subsidiaries, several patent families that include hundreds of U.S. and international patents and patent applications. We cannot be certain that issued patents will be enforceable or provide adequate protection or that pending applications will result in issued patents.

OpRegen

We and our subsidiary, Cell Cure, have rights to issued U.S. and international patents and pending patent applications covering OpRegen. The issued patents have expiration dates ranging from 2028 to 2036. The pending applications, if issued, will have estimated expiration dates ranging from 2028 to 2041. These U.S. and international issued patents and pending applications also include those in-licensed from Hadasit, the commercial arm and a wholly owned subsidiary of Hadassah Medical Organization. We also solely own pending U.S. and Patent Cooperation Treaty (“PCT”) patent applications relating to cryopreserving the cell population and then shipping it to the clinical trial site so the cells can be immediately thawed and delivered to the patient without further processing. The U.S. patent applications, and any filed international patent applications based on the PCT applications, if issued, will have estimated expiration dates in 2038. Pursuant to the Roche Agreement, we have licensed these patent rights to Roche to further develop and commercialize RPE cell therapies, including OpRegen (see “Roche Collaboration Agreement” description above).

OPC1

We have numerous U.S. and international issued patents and pending patent applications that are relevant to neural cells, such as oligodendrocyte progenitor cells, including patent families acquired from Geron Corporation (“Geron”) that are directed to the differentiation of pluripotent stem cells, including human embryonic stem (“hES”) cells, into various neural cell types, as well as various culture and purification methods. These U.S. and international issued patents and pending patent applications also include those in-licensed from the Regents of the University of California. Additionally, there are four patent families with pending patent applications owned by us directed to improved methods of producing oligodendrocyte progenitor cells, oligodendrocyte progenitor cell compositions and methods of treatment of spinal cord injury using oligodendrocyte progenitor cells. There is also a patent family directed to improved methods of producing oligodendrocyte progenitor cells, oligodendrocyte progenitor cell compositions and methods for the treatment of stroke using oligodendrocyte progenitor cells which is jointly owned with the Regents of the University of California. The expiration dates of the patents and pending patent applications acquired from Geron and in-licensed from the Regents of the University of California range from 2023 to 2036. The estimated expiration dates of the four patent families with pending applications owned by us range from 2036 to 2042. The commercial success of OPC1 depends, in part, upon our ability to exclude competition for this product with the existing patent portfolio, regulatory exclusivity, undisclosed know-how and/or trade secrets, or a combination of these barriers to entry.

VAC Platform

We have numerous U.S. and international issued patents and pending patent applications that are relevant to dendritic cells, including patent families acquired from Geron or in-licensed from third parties that are directed to the differentiation of pluripotent stem cells, including hES cells, into hematopoietic progenitor cells and immature and mature dendritic cells. In addition, these patent rights include a patent family with claims directed to immunogenic compositions comprising antigen-presenting dendritic cells and methods of eliciting an anti-telomerase immune response in a subject by administering to the subject such compositions. The expiration dates of the patents, and the estimated expiration dates of the pending applications, acquired from Geron or in-licensed to us range from 2022 to 2041. The commercial success of VAC products depends, in part, upon our ability to exclude competition in these products with this patent portfolio, regulatory exclusivity, undisclosed know-how and/or trade secrets, or a combination of these barriers to entry.

22 | P a g e

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

Employees

As of December 31, 2021, we had 61 employees, of which 18 were Lineage employees and 43 were employees of our subsidiary, Cell Cure in Israel and of which 57 were employed on a full-time basis and four were employed on a part-time basis. Eleven employees hold Ph.D. degrees in one or more fields of science or doctorates in medicine. None of our employees are covered by a collective bargaining agreement.

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

23 | P a g e

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

Second Amendment to Clinical Trial and Option Agreement and License Agreement with Cancer Research UK

On May 6, 2020, Lineage and its wholly owned subsidiary Asterias entered into a Second Amendment to Clinical Trial and Option Agreement (the “CTOA Amendment”) with CRUK and Cancer Research Technology Limited (“CRT”), which amends the Clinical Trial and Option Agreement entered into between Asterias, CRUK and CRT dated September 8, 2014, as amended September 8, 2014. Pursuant to the CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK. CRUK is continuing to conduct the VAC2 study.

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

Royalty Agreement with Geron

In connection with Asterias’s acquisition of Geron’s stem cell assets, in October 2013, we entered into a royalty agreement with Geron (the “Royalty Agreement”) pursuant to which we agreed to pay Geron a 4% royalty on net sales (as defined in the Royalty Agreement) by us or any of our affiliates or sales agents of any products that we develop and commercialize that are covered by the patents Geron contributed to us. In the case of sales of such products by a person other than us or one of our affiliates or sales agents, we will be required to pay Geron 50% of all royalties and cash payments received by us or by our affiliate in respect of a product sale. Royalty payments will be subject to proration in the event that a product covered by a patent acquired from Geron is sold in combination with another product that is not covered by a patent acquired from Geron. The Royalty Agreement will terminate at the expiration or termination date of the last issued patent contributed by Geron under the Royalty Agreement. We estimate that the latest patent expiration date will be in 2033.

24 | P a g e

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

FDA and Foreign Regulation of Therapeutic Products

The FDA and foreign regulatory authorities will regulate our proposed products as drugs, biologics or medical devices, depending upon such factors as the use to which the product will be put, the chemical composition, and the interaction of the product with the human body. In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”), and implementing regulations. In addition, establishments that manufacture human cells, tissues, and HCT/Ps are subject to additional registration and listing requirements, including current good tissue practice regulations. Certain cell therapy proposed products will be reviewed by the FDA staff in its Center for Biologics Evaluation and Research Office of Tissues and Advanced Therapies.

Our domestic human drug and biologic products will be subject to rigorous FDA review and approval procedures. After testing in animals to evaluate the potential efficacy and safety of the product candidate, an IND submission must be made to the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken to demonstrate optimal use, safety, and efficacy of each product in humans. Each clinical trial is conducted under the auspices of an independent Institutional Review Board (“IRB”). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Phase 1 clinical trials are conducted in a small number of healthy volunteers or volunteers with the target disease or condition to assess safety. Phase 2 clinical trials are conducted with groups of patients afflicted with the target disease or condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary safety and preliminary efficacy, in which case it is referred to as a Phase 1/2 clinical trial. Phase 3 clinical trials are large-scale, multi-center, comparative trials and are conducted with patients afflicted with the target disease or condition in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the clinical trial based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the intended patient population. All adverse events must be reported to the FDA. Monitoring of all aspects of the trial to minimize risks is a continuing process.

No action can be taken to market any therapeutic product in the U.S. until an appropriate New Drug Application (“NDA”) or Biologics License Application (“BLA”) has been approved by the FDA. Submission of the application is not a guarantee that the FDA will find it complete and accept it for filing. If an application is accepted for filing, following the FDA’s review, the FDA may grant marketing approval, or deny the application by way of a Complete Response Letter if it determines that the application does not provide an adequate basis for approval. FDA regulations also restrict the export of therapeutic products for clinical use prior to FDA approval. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications including gene therapy products (“GTPs”) to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require HCT/P establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To maintain compliance with cGMPs, GTPs, and GCPs, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

25 | P a g e

To date, the FDA has not granted marketing approval to any pluripotent stem cell-based therapeutic products, and it is possible that the FDA or foreign regulatory agencies may subject our product candidates to additional or more stringent review than drugs or biologics derived from other technologies.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product may be entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

26 | P a g e

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

Federal Funding and State Regulations

Effective July 7, 2009, the NIH adopted guidelines on the use of hES cells in federally funded research. The central focus of the guidelines is to assure that hES cells used in federally funded research are derived from human embryos that were created for reproductive purposes, are no longer needed for this purpose, and are voluntarily donated for research purposes with the informed written consent of the donors. hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research.

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

Health Insurance Portability and Accountability Act and Other Health Information Privacy and Security Laws

The Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information, with respect to protecting the privacy, security, and transmission of protected health information. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for covered health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. Additionally, HITECH created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

27 | P a g e

Privacy and Data Security Laws

In the ordinary course of our business, we may process personal data and other sensitive information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), Israel’s Protection of Privacy Law 5741-1981 (“PPL”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and a requirement to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

Federal and State Fraud and Abuse Laws

A variety of federal and state laws prohibit fraud and abuse. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including the Centers for Medicare & Medicaid Services (“CMS”), the Department of Justice, the Office of Inspector General for the U.S. Department of Health and Human Services (“HHS”), and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. These contractors include Recovery Audit Contractors, Medicaid Integrity Contractors and Zone Program Integrity Contractors. In addition, CMS conducts Comprehensive Error Rate Testing audits, the purpose of which is to detect improper Medicare payments. Any overpayments identified must be repaid unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, to induce or in return for either the referral of an individual, or the furnishing, recommending, or arranging for the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under a federal healthcare program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, ownership interests and providing anything at less than its fair market value. Recognizing that the federal Anti- Kickback Statute is broad and may prohibit certain common activities within the healthcare industry, the Office of Inspector General for HHS has issued a series of statutory exceptions and regulatory “safe harbors.” However, these exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection from prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and would be evaluated on a case-by-case basis based on a cumulative review of their facts and circumstances. Additionally, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (collectively, the “ACA”) codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

The federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced by private citizens on behalf of the government, through civil whistleblower or qui tam actions, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.

28 | P a g e

HIPAA also created new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

If our operations are found to be in violation of any of the laws described above, or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, including sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

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

29 | P a g e

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

30 | P a g e

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021 CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

31 | P a g e

Major Customers and Sources of Revenues

Major Sources of Revenues

The following table shows our major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
Sources of Revenues	2021	2020
Royalties	63.9%	42.3%
Collaboration revenues	25.8%	-%
IIA grant income (Cell Cure Neurosciences Ltd, Israel)	10.3%	36.5%
NIH grant income	-%	21.2%

Geographic Area

	Year Ended December 31,
	2021	2020
United States	$3,895	$1,160
Foreign(1)	446	666
Total revenues	$4,341	$1,826

(1)	Foreign revenues are primarily generated from grants in Israel.

Marketing

Therapeutic Products and Medical Devices

Because our therapeutic product candidates and medical devices are still in the research and development stage, we will not initially need to have our own marketing personnel. If we or our subsidiaries are successful in developing marketable therapeutic products and medical devices, we will need to build our own marketing and distribution capability for those products, which would require the investment of significant financial and management resources, or we and our subsidiaries will need to find collaborative marketing partners, independent sales representatives, or wholesale distributors for the commercial sale of those products.

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

32 | P a g e

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

We may also face competition from companies that have filed patent applications relating to the propagation and differentiation of stem cells. We may be required to seek licenses from these competitors to commercialize certain products proposed by us, and such licenses may not be granted.

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

Our total operating losses for the fiscal years ended December 31, 2021 and 2020 were $49.2 million and $26.4 million, respectively, and we had an accumulated deficit of $337.1 million as of December 31, 2021. Since inception, we have incurred significant operating losses and have funded our operations primarily through sales of our equity securities and the equity securities of former subsidiaries, receipt of research grants, royalties on product sales, license revenues, sales of research products, and revenues from subscription fees and advertising revenue from database products of a former subsidiary. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

33 | P a g e

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

We are attempting to develop new medical products and technology. These new products and technologies might not prove to be safe and efficacious in the human medical applications for which they are being developed. Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $33.9 million and $12.3 million during the fiscal years ended December 31, 2021 and 2020, respectively. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, are very expensive and take years to complete. We may not have the financial resources to fund clinical trials on our own and we may have to enter into licensing or collaborative arrangements with others. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. In addition, we may discontinue one or more of the research or product development programs. Our product and technology development programs may be delayed or discontinued should adequate funding on acceptable terms not be available.

The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete clinical trials required to obtain regulatory approval to market our therapeutic and medical device products, depends upon the amount of funds we have.

At December 31, 2021, we had $58.4 million of cash, cash equivalents and marketable equity securities. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that any funds raised will be sufficient to permit us to develop and market our products and technology, if and when approved. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Unless we are able to generate sufficient revenue or raise additional funds when needed, it is likely that we will be unable to continue our planned activities, even if we make progress in our research and development projects. We may have to postpone or limit the pace of our research and development work and planned clinical trials of our product candidates unless our cash resources increase through a growth in revenues, royalties, license fees, equity financings or borrowings.

We are dependent on our third-party collaboration with Roche to develop and commercialize OpRegen. If Roche is not successful in developing and commercializing OpRegen and/or Roche terminates the collaboration, we will lose a significant source of potential revenue.

We currently have a collaboration and license agreement with Roche, pursuant to which we license to Roche rights to develop and commercialize our retinal pigment epithelium cell therapies, including OpRegen (the “Licensed Products”), for the treatment of ocular disorders, including age-related macular degeneration with geographic atrophy. Roche is obligated to pay us milestone payments upon the achievement of specified developmental, regulatory and commercialization milestones. In addition, Roche is obligated to pay us royalties upon sales of the Licensed Products. All regulatory and commercial milestone payments, and royalty payments, are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalties on net sales of OpRegen are subject to financial offsets based on the existence of competing products.

We are relying on Roche to develop and commercialize the Licensed Products, and if Roche is not able to develop and commercialize the Licensed Products, determines not to continue to pursue development and commercialization of the Licensed Products, or determines to terminate the collaboration at any time in its sole discretion, we will not receive any future milestone or royalty payments under the agreement which would harm our business, business prospects, financial condition and results of operations.

34 | P a g e

Roche may determine not to pursue development and commercialization and/or terminate the collaboration for many reasons, including: delays in development, manufacture or clinical supply of OpRegen; Roche may believe that data generated in clinical trials for OpRegen may be negative, inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization; Roche may not dedicate the resources necessary to carry OpRegen through clinical development; Roche may conclude that the commercial potential of OpRegen does not meet its internal thresholds or yield a timely return on its investment in OpRegen; Roche may choose not to develop and commercialize OpRegen in certain, or any, markets or for one or more indications, if at all; Roche may change the focus of its development or commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to OpRegen; Roche may be unable to obtain regulatory clearances or approvals to continue clinical development or commercialization of OpRegen in a timely manner, or at all; the failure to develop a commercially viable formulation and/or manufacturing process for OpRegen; or the loss or impairment of intellectual property rights related to OpRegen.

If Roche terminates the collaboration: we would no longer have the right to receive any milestone payments or royalties thereunder; further development of OpRegen, if any, would be significantly delayed or terminated; we would bear all risks and costs related to any further clinical development, manufacturing, regulatory approval and commercialization OpRegen, if any; we might determine that the commercial potential of OpRegen does not warrant further development of OpRegen; we would need to raise additional capital if we were to choose to pursue OpRegen development on our own, or we would need to establish alternative collaborations with third parties, which might not be possible in a timely manner, or at all; and if we were to choose to pursue OpRegen development independently, we would need to work collaboratively with Roche to transfer the OpRegen program back to us, and such a transfer might take significant amounts of time, would be resource intensive and costly, and might not be feasible. As a result, any loss or termination of rights under the collaboration will cause us to lose a significant source of potential revenue, which would have a material and adverse effect on our company, financial condition and results of operations.

We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses.

We expect to continue to incur substantial research and product development expenses and will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from product sales, royalties and license fees. Our ability to raise additional equity or debt capital will depend, not only on progress made in developing new products and technologies, but also on access to capital and conditions in the capital markets. We believe that our cash, cash equivalents and marketable securities as of December 31, 2021 will be sufficient to fund our planned operations for at least the next 12 months after the issuance of this Report. We have based these estimates on assumptions that may prove to be wrong, and we may use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Any equity capital raise could result in the dilution of the interests of shareholders or may otherwise limit our ability to finance further in the future, which may negatively impact our business and operations. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise capital on favorable terms, or at all, or at times and in amounts needed to successfully finance product development, clinical trials, and general operations.

Lawsuits have been filed and other lawsuits may be filed against Lineage and certain members of the Lineage and Asterias boards of directors relating to our acquisition of Asterias (the “Asterias Merger”). An adverse ruling in any such lawsuit may result in additional payments and costs.

A putative class action lawsuit alleging breach of fiduciary duties in connection with the Asterias Merger is pending in the Delaware Chancery Court. The defendants are certain former members of Asterias’ board of directors and our company’s board of directors. The complaint alleges that the merger process was conflicted, that the consideration was inadequate, and that the proxy statement filed by Asterias was misleading. The complaint seeks, among other things, certification of a class, rescission of the merger or monetary damages, and attorneys’ fees and costs. The parties are currently engaged in discovery. A five-day trial before the Delaware Chancery Court is currently scheduled for October 17-21, 2022.

Lineage believes the allegations in the action lack merit and intends to vigorously defend the claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s results of operations, cash flows or financial position. Additional lawsuits arising out of or relating to the merger agreement and/or the merger may be filed in the future.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2021, we had net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes of approximately $155.6 million and $151.8 million, respectively. In addition, the Company has U.S. federal and California research and development (R&D) credit carryforwards of $3.7 million and $5.8 million, respectively. Included in these amounts are NOLs and R&D credits acquired through the merger with Asterias (see below). A portion of the federal and state NOL carryforwards will begin to expire, if not utilized, in varying amounts between 2032 and 2037. NOLs that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2021, is limited to 80% of taxable income. The federal R&D credits expire in varying amounts between 2021 and 2041, the California credits have no expiration date. It is uncertain if and to what extent various states that we may operate in will conform to the federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in 2020 California enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.

35 | P a g e

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

36 | P a g e

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

As of December 31, 2021, we had an equity investment in OncoCyte, a U.S. publicly traded company. As of December 31, 2021, the value of our investment in OncoCyte was approximately $2.4 million based on its closing stock price as of that date. If OncoCyte were to have delays in clinical trials or commercialization activities or otherwise realize the specific business, regulatory and other risks applicable to them, the value of its common stock and the valuation of our investment could be negatively affected. If OncoCyte were to fail and ultimately cease operations, we may lose the entire value of our investment. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

37 | P a g e

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

Our current and future operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and healthcare professional transparency laws and regulations. These laws may impact, among other things, our research activities and our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	HIPAA, which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by HITECH and their implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information, relating to the privacy, security, and transmission of individually identifiable health information;

●	The Physician Payments Sunshine Act which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

38 | P a g e

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

Government-imposed bans or restrictions on the use of embryos or hES cells in research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products. During March 2009, the federal government, pursuant to a presidential executive order, lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with the executive order, the NIH has adopted guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research. California law requires that stem cell research be conducted under the oversight of aSCRO. Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO. A SCRO could prohibit or impose restrictions on the research that we plan to do. The use of hES cells may give rise to religious, moral, and ethical issues. These considerations could lead to more restrictive government regulations or could generally constrain stem cell research, thereby limiting the market and demand for our products.

39 | P a g e

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

For example, in the United States, healthcare providers are reimbursed for covered services and products they deliver through Medicare, Medicaid and other government healthcare programs, as well as through private payers. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. We may be required to provide specified rebates or discounts on the products we sell to certain government funded programs, including Medicare and Medicaid, and those rebates or discounts have increased over time. The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (collectively, the “ACA”), enacted in 2010, increased many of the mandatory discounts and rebates and imposed a new branded prescription pharmaceutical manufacturers and importers fee payable each year by certain manufacturers.

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

Separately, in response to the global COVID-19 pandemic, FDA inspections were interrupted and restarted on a risk-based basis. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

40 | P a g e

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

41 | P a g e

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, Congress is considering additional health reform measures.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September, 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

42 | P a g e

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators, distributors and other third-party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions will directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, future advertising and promotion, product distribution, adverse event reporting and product risk management. Our current and future interactions in the U.S. or abroad with physicians and other healthcare providers that may prescribe or purchase our products once commercialized are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of healthcare companies. Healthcare companies are facing heightened scrutiny of their relationships with healthcare providers from anti-corruption enforcement officials. In addition, healthcare companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of healthcare business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. Risks relating to compliance with laws and regulations may be heightened as we bring products to the market globally.

Regulations governing the healthcare industry are subject to change, with possibly retroactive effect, including:

●	new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery, payment for healthcare products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements and used product take-back requirements;

●	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

●	requirements that provide for increased transparency of clinical trial results and quality data, such as the EMA’s clinical transparency policy, which could impact our ability to protect trade secrets and competitively sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business; and

●	changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

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

43 | P a g e

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical studies necessary for product approval;

●	delays in securing clinical investigators and agreeing on acceptable terms with contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and clinical trial sites;

●	delays in obtaining required IRB approval at each clinical trial site;

●	failure to obtain permission from regulatory authorities to conduct a clinical trial after review of an IND or equivalent foreign application or amendment;

●	slower than anticipated rates of patient recruitment and enrollment (including as a result of actual or threatened public health emergencies and outbreaks of disease such as the current COVID-19 pandemic), failing to reach the targeted number of patients due to competition for patients from other trials, or patients dropping out of our clinical studies once enrolled;

●	failure by clinical sites or our CROs or other third parties to adhere to clinical trial requirements or report complete findings;

●	failure to perform the clinical studies in accordance with the FDA’s good clinical practices requirements or applicable foreign regulatory guidelines;

●	occurrence of adverse events associated with our product candidates or with product candidates of third parties that may have characteristics similar to or perceived to be similar to our product candidates;

44 | P a g e

●	negative or inconclusive results from our clinical trials which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or to curtail or abandon development programs for a product candidate;

●	unforeseen side effects, possibly resulting in the FDA or other regulatory authorities denying approval of our product candidates;

●	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

●	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	unavailability of clinical trial supplies;

●	inability to use clinical trial results from foreign jurisdictions to support U.S. regulatory approval;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	the cost of clinical studies of our product candidates; and

●	delays in agreeing on acceptable terms with third-party manufacturers and the time for manufacture of sufficient quantities of our product candidates for use in clinical studies.

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

Clinical and preclinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical or clinical trial process. All of our product candidates will require substantial additional development, and no assurances can be given that the development of any of our product candidates will ultimately be successful. Although we may from time to time disclose results from preclinical testing or preliminary data or interim results from our clinical studies of our product candidates, and earlier clinical studies, including clinical studies with similar product candidates, these are not necessarily predictive of future results, including clinical trial results. The historical failure rate for product candidates in our industry is high.

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

45 | P a g e

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

In September 2021, we provided updates to the fully enrolled 24 patient Phase 1/2a open-label trial for OpRegen. Data presented showed that restoration of retinal tissue previously reported in three patients had been maintained for up to nine months in the two most recent restoration patients and for up to 33 months in the first case of restoration. These three patients exhibited optical coherence tomography (OCT) evidence of newly integrated RPE cells, and layers of retinal tissue (i.e., outer plexiform, outer nuclear layer, ellipsoid zone) in areas that previously showed no presence of these structures at baseline. All three of these patient’s visual acuities increased above baseline levels within 6 months post-transplant. Overall, the best corrected visual acuity of the better vision Cohort 4 patients has improved or remained stable in 8/12 (67%) OpRegen treated eyes while decreasing in 9/12 (75%) of their respective fellow eyes. All of these patients are being closely monitored for additional evidence of clinical benefit.

Specifically, additional data presented showed that as patients continued to progress into post-operative follow-up, eyes receiving OpRegen trended toward improvement in visual acuity, a secondary objective under the study, while their untreated eyes typically lost visual acuity, as expected with this progressive disease. As additional patients have reached longer periods post-treatment, differences in visual acuity between treated and untreated eyes across Cohort 4 patients became statistically significant beginning at month 9 (P = 0.0085), as well as months 12 (P = 0.0220) and 15 (P = 0.0273) as determined via 2-sided Wilcoxon Signed Rank (using NCSS, LLC statistical software). These results, when combined with the OCT findings, suggest that both a structural and functional benefit is possible with OpRegen therapy. The totality of these findings supports the view that atrophic AMD is not an irreversible degenerative condition. OpRegen has been well tolerated with no unexpected adverse events, and evidence of durable engraftment of OpRegen RPE cells have extended to more than five years post-transplant in earliest treated patients. However, we do not know how OpRegen will perform in future clinical trials.

It is not uncommon to observe results in clinical trials that are unexpected based on preclinical trials and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. Several companies in the biotechnology industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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

46 | P a g e

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

We have three cell therapy programs in clinical development. OpRegen is currently in a Phase 1/2a multicenter clinical trial for the treatment of dry AMD, OPC-1 is currently in a Phase 1/2a clinical trial for subacute spinal cord injuries, and VAC2 is in a Phase 1 clinical trial in non-small cell lung cancer. As a result of these and other future clinical trials for these product candidates or any of our future product candidates it may make our decision as to which product candidates to focus on more difficult and we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential or likelihood of success.

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

47 | P a g e

The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, other healthcare providers and others in the medical community.

Even if a product candidate obtains regulatory approval, its commercial success will depend in part on physicians, patients, third-party payors, other healthcare providers and others in the medical community accepting our product candidates as medically useful, cost-effective, and safe. Any product we bring to the market may not gain market acceptance by such parties. The degree of market acceptance of any of our products will depend on several factors, including without limitation:

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

Even if a product displays a favorable efficacy and safety profile upon approval, market acceptance of the product will be uncertain. Efforts to educate the medical community and third-party payors on the benefits of the products may require significant investment and resources and may never succeed. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, other healthcare providers and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

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

Our products and product candidates will face substantial competition, whether through the development of safer and more effective alternatives to our products, lower costs to administer than our products or other forms of competition such as more favorable distribution, reimbursement and pricing or formulary and healthcare provider acceptance.

48 | P a g e

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

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Although we have manufacturing capability through Cell Cure for OpRegen, OPC1, and VAC2 in Israel, we will need greater manufacturing capacity if we are to successfully commercialize our products. Unless we can raise the capital required to construct our own commercial scale manufacturing facilities and can develop the expertise to manage and operate a manufacturing facility of our own, we may need to rely on third-party manufacturers to manufacture any products we develop. There is no assurance that we will be able to identify manufacturers on acceptable terms or at all. Regardless of whether we do our own manufacturing or rely on third parties to manufacture products for us, we will face risks related to the manufacture of our products including these risks:

●	We or any third-party manufacturers might not timely formulate and manufacture our products or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	We or any third-party manufacturers may not execute our manufacturing procedures appropriately.

●	Any third-party manufacturers we engage may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products on a commercial scale.

49 | P a g e

●	We or any third-party manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards. We will not have control over third-party manufacturers’ compliance with applicable regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

●	We may not obtain licenses for third-party intellectual property rights needed by manufacturers to produce our products.

●	Third-party manufacturers could breach or terminate their agreements with us.

●	We or third-party manufacturers may experience manufacturing difficulties as a result of resource constraints, labor disputes, unstable political environments, natural disasters, public health crises such as pandemics and epidemics, political crises such as terrorism, war, political insecurity or other conflict, or other events outside of our or our third-party manufacturers control (including as a result of actual or threatened public health emergencies and outbreaks of disease such as the current COVID-19 pandemic). This may result in business closures that affect us and our third-party manufacturers.

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

The ongoing COVID-19 pandemic has affected and may adversely affect our operations, including the conduct of our current or future clinical trials, as well as the operations of third-party partners on whom we rely.

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

50 | P a g e

As COVID-19 continues to impact the United States and Israel, we have experienced and may continue to experience disruptions that could adversely affect our operations and clinical trials, including:

●	delays or difficulties in conducting follow-up visits with patients in our clinical trials, particularly patients for our OpRegen Phase 1/2a clinical trial, who are older and who may be at higher risk of complications from COVID-19;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;

●	diversion of healthcare resources away from the conduct of clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel;

●	limited availability of our employees and the staff of our current clinical sites due to sickness or social distancing measures;

●	manufacturing difficulties for us and our suppliers of raw materials caused by business closures;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and

●	refusal of the FDA to accept data from clinical trials in affected geographies.

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

51 | P a g e

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

The withdrawal of the United Kingdom (the “U.K.”) from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU and the U.K., result in restrictions or imposition of taxes and duties for importing our product candidates into the EU and the U.K., and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU and the U.K.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply. A trade and cooperation agreement (the “Trade and Cooperation Agreement”) that outlines the future trading relationship between the United Kingdom and the European Union provisionally applied from January 1, 2021, and formally entered into force on May 1, 2021.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU (to the extent any development or manufacture of our product candidates takes place in the U.K.). For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency and a separate process for authorization of drug products, including our product candidates, will be required in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and restrict our ability to generate revenue and achieve and sustain profitability. For medical devices, such as Renevia, CE marking remains applicable in Northern Ireland and will continue to be recognized in the rest of the United Kingdom (i.e., Great Britain) until 30 June 2023. Any devices placed on the market in Great Britain must be registered with the MHRA. The United Kingdom has also adopted a new UK Conformity Assessment (“UKCA”), mark, which may be used in Great Britain on a voluntary basis until June 30, 2023 and will be mandatory thereafter. The requirements for the UKCA for medical devices are based on the requirements set out in the EU Medical Devices Directive (93/42/EEC), rather than the Medical Devices Regulation that applies in the European Union and has repealed the directive.

52 | P a g e

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the EU, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the affected nations and the U.K.

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

53 | P a g e

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

54 | P a g e

Part of Cell Cure’s research and development efforts have been financed, partially, through grants that it has received from the IIA and when we acquired our holdings in Cell Cure, we undertook in writing, vis-à-vis the IIA, to abide by, and to ensure the abidance of Cell Cure to, the Innovation Law. We therefore must comply with the requirements of the Innovation Law and related regulations.

The OpRegen program has been supported in part by the IIA through a series of separate research grants, beginning in 2007. As a result, and subject to the requirements of the Innovation Law, we are obligated to pay the IIA a portion of the upfront, milestone, and royalty payments which may be received from Roche under the Roche Agreement. Lineage is obligated to pay approximately 24.3% of the upfront payment and any future payments it receives from Roche to the IIA, up to an aggregate cap on all payments to IIA, which currently stands at approximately $102.7 million. In January 2022, we received the $50.0 million upfront payment from Roche. We made a subsequent payment of $12.1 million to the IIA, pursuant to our obligations under the Innovation Law.

The restrictions under the Innovation Law may impair our ability to enter into any future agreements which involve IIA-funded products or know-how without the approval of IIA, or limit the economic benefit that we might derive under such agreements. We cannot be certain that any approval of IIA will be obtained on terms that are acceptable to us, or at all. We may not receive the required approvals should we wish to transfer or license IIA-funded know-how, manufacturing and/or development outside of Israel in the future. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of know-how developed with IIA-funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be significantly reduced by the amounts we are required to pay to the IIA. Any approval, if given, will generally be subject to additional financial obligations. Failure to comply with the requirements under the Innovation Law may subject Cell Cure to mandatory repayment of grants received by it (together with interest and penalties), as well as expose its directors and management to criminal proceedings. In addition, the IIA may from time-to-time conduct royalty audits. Further grants may not be approved or reduced in the future, which would increase our costs. IIA approval is not required for the marketing or distribution of products resulting from the IIA-funded research or development in the ordinary course of business.

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

Cell Cure is our 99% owned subsidiary located in Jerusalem, Israel. OpRegen is currently manufactured at Cell Cure and we anticipate transitioning some or all of the manufacturing of OPC1 and VAC2 to Cell Cure as well. A portion of our OpRegen Phase 1/2a clinical trial has been conducted at sites in Israel. Conducting operations internationally involves a number of risks, including:

●	difficulty in staffing and managing foreign operations;

●	failure by us to obtain the appropriate regulatory approvals;

●	logistics and regulations associated with shipping drug product or patient samples, including infrastructure conditions and transportation delays;

●	financial risks, such as longer payment cycles and exposure to foreign currency exchange rate fluctuations;
●	subject to tax on Global Intangible Low Tax Income (“GILTI”) earned by foreign subsidiaries;

●	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data and privacy laws, regulatory requirements and other governmental approvals, permits and licenses; and

●	regulatory and compliance risks that may fall within the purview of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, anti-boycott laws and other anti-corruption laws.

55 | P a g e

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

56 | P a g e

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

57 | P a g e

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

58 | P a g e

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

The market price of our common shares, like that of the shares of many biotechnology companies, has been highly volatile. The price of our common shares may rise rapidly in response to certain events, such as the commencement of clinical trials of an experimental new therapy, even though the outcome of those trials and the likelihood of ultimate FDA approval of a therapeutic product remain uncertain. Similarly, prices of our common shares may fall rapidly in response to certain events such as unfavorable results of clinical trials or a delay or failure to obtain FDA approval. For example, from January 1, 2021 through March 4, 2022 the closing price of our common shares has ranged between $1.26 and $3.10 per share. In addition, the failure of our earnings to meet analysts’ expectations could result in a significant rapid decline in the market price of our common shares.

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

Our directors, executive officers and their affiliates, in the aggregate, owned approximately 24.5% of our outstanding common shares as of December 31, 2021. As a result, these shareholders, if acting together, will be able to heavily influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common shares and might ultimately affect the market price of our common shares.

59 | P a g e

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

We are currently authorized to issue an aggregate of 252,000,000 shares of capital stock consisting of 250,000,000 common shares and 2,000,000 “blank check” preferred shares, which means we may issue, without shareholder approval, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common shares respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common shares. Any preferred shares may also be convertible into common shares on terms that would be dilutive to holders of common shares. Our subsidiaries may also issue their own preferred shares with a similar impact on our ownership of the subsidiaries.

As of December 31, 2021, Lineage had 169,477,347 common shares outstanding, 14,883,344 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, and 30,900 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan.

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage (“ATM Shares”) having an aggregate offering price of up to $25.0 million. Lineage is not obligated to sell any ATM Shares. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald has agreed to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the ATM Shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the ATM Shares are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017.

On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of December 21, 2021, $14.1 million remained available for sale under the Sales Agreement. On December 21, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offering and sale of up to $64.1 million of common shares (the “New Sales Agreement”), with Cantor Fitzgerald as the sales agent, no additional sales will be made under the Sales Agreement. The $64.1 million under the New Sales Agreement which may be issued are registered pursuant to Lineage’s effective shelf registration on Form S-3 (File No. 333-237975), as filed with the SEC on May 1, 2020 and declared effective on May 8, 2020 (the “May 2020 Registration Statement”), and Lineage’s effective shelf registration statement on Form S-3 (File No. 333-254167), which was filed with the SEC on March 5, 2021 and declared effective on March 19, 2021. As of December 31, 2021, under the Sales Agreement, Lineage had issued 14,908,735 common shares at a weighted average price per share of $2.41 for gross proceeds of $35.9 million. As of December 31, 2021, under the New Sales Agreement, Lineage had issued 108,200 common shares at a weighted average price per share of $2.55 for gross proceeds of $0.3 million (which includes $0.2 million of cash in transit related to a 2021 transaction that settled in early 2022). As a result, as of December 31, 2021, $63.9 million remained available for issuance under the New Sales Agreement.

60 | P a g e

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

General Risk Factors

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the CPRA, effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. In addition, Israel’s PPL and the regulations promulgated thereunder impose certain obligations with respect to the manner personal data is processed. Under the PPL, government regulators may issue fines or sanctions.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, that the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”), that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Israel) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

61 | P a g e

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we may process confidential, and sensitive, including personal data (such as health-related data), intellectual property, and proprietary business information (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have also outsourced some of our operations (including parts of our information technology infrastructure) to a number of third-party service providers who may have, or could gain, access to sensitive information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are increasing in frequency, persistence, sophistication and intensity. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, malware (including as a result of persistent threat intrusions), malicious code (such as viruses and worms), ransomware attacks, denial-of-service attacks (such as credential stuffing), social engineering attacks (including phishing attacks), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other technology assets, adware, telecommunication failures, earthquakes, fires, floods, and other similar threats. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue.

62 | P a g e

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Moreover, the prevalent use of mobile devices to access confidential information increase the risk to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent security incidents that could adversely affect our business. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. In addition, failure to maintain effective internal accounting controls related to security incidents and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

63 | P a g e

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

64 | P a g e

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

General

In general, we believe that our properties are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See Note 14 to our consolidated financial statements included elsewhere in this Report.

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

In January 2018, Cell Cure entered into another lease for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with two five-year extension options. The term of this lease commenced on April 1, 2018 and includes a leasehold improvement construction allowance of up to NIS 4,000,000 (approximately up to $1.1 million) from the landlord. The leasehold improvements were substantially completed by December 31, 2018 and the construction allowance was fully utilized.

In November 2021, Cell Cure entered into a lease agreement for an additional 133 square meters (approximately 1,432 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with one five-year and one approximate three-year extension options (the “November 2021 Lease”), the term of this lease commenced on December 1, 2021.

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

65 | P a g e

On October 14, 2019, a putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants. The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the Asterias Merger consideration was inadequate, and that the proxy statement filed by Asterias with the Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. On December 20, 2019, the defendants moved to dismiss the complaint. On February 10, 2020, the plaintiff filed an opposition. Defendants filed their replies on March 13, 2020. On June 23, 2020, a hearing on the motions to dismiss occurred. On September 21, 2020, the Chancery Court denied the motion to dismiss as to Lineage and certain members of the Asterias board of directors, and it granted the motion to dismiss as to all other defendants. On October 30, 2020, the remaining defendants filed an answer to the complaint. The parties are currently engaged in discovery. A five-day trial before the Chancery Court is currently scheduled for October 17-21, 2022.

Lineage believes the allegations in the action lack merit and intends to vigorously defend the claims asserted. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

66 | P a g e

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the NYSE American and on the Tel Aviv Stock Exchange under the ticker symbol LCTX.

Holders

As of March 1, 2022, there were 375 record holders of our common shares. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common shares is held of record through brokerage firms in “street name”.

Dividend Policy

We have not paid dividends on our common shares. We currently intend to retain any earnings for use in the operations of our business. We, therefore, do not anticipate paying cash dividends on our common shares in the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission, during the year ended December 31, 2021, there were no unregistered sales of equity securities by us during the year ended December 31, 2021.

ITEM 6.	RESERVED

67 | P a g e

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2021, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2021 as compared to the year ended December 31, 2020. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this Report, particularly in “Item 1A. Risk Factors.”

Company and Business Overview

Lineage Cell Therapeutics, Inc. (“Lineage,” “we,” “us,” or “our”) is a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology and associated development and manufacturing capabilities. From this platform, we design, develop, and manufacture specialized human cells with anatomical and physiological functions which are similar or identical to cells found naturally in the human body. These cells which we manufacture are created by developmental differentiation protocols applied to established and well-characterized, pluripotent, and self-renewing cell lines. These functional cells are transplanted into patients to either replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount a more robust and effective immune response to cancer or infectious diseases.

Our strategy is to efficiently leverage our technology platform and manufacturing capabilities to develop and advance our programs internally or in conjunction with strategic partners to further enhance their value. As one example, on December 17, 2021, we entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”), wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including its proprietary cell therapy known as OpRegen®, for the treatment of ocular disorders, including advanced dry age-related macular degeneration with geographic atrophy. Roche has paid Lineage a $50.0 million upfront payment under this alliance and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen.

Currently, Lineage is working with Roche in support of the dry age-related macular degeneration (OpRegen) program and is clinically testing therapies to treat spinal cord injuries and non-small cell lung cancer, as well as conducting research and preclinical development activities intended to advance our pipeline into other therapeutic indications and target tissues or organs.

Product Candidates & Other Programs

We have several allogeneic, or “off-the-shelf,” cell therapy programs in development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”) (also known as atrophic AMD). There are currently no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD. As of December 17, 2021 this program has been partnered with Roche for further clinical development and commercialization.

●

OPC1, an oligodendrocyte progenitor cell therapy currently in long-term follow-up for a Phase 1/2a multicenter clinical trial for spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

●

VAC, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer (NSCLC). This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. We also have another VAC-based product candidate in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

●	Other. We have other product candidates in preclinical development covering a range of therapeutic areas and target tissues or organs. Generally, these candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as our current clinical-stage products.

68 | P a g e

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of December 31, 2021.

During the year ended December 31, 2021, we received approximately $10.1 million in gross proceeds in connection with our sale of shares of OncoCyte. In August 2020, we also received $24.6 million from Juvenescence Limited (“Juvenescence”), representing principal and accrued interest under a promissory note we received in connection with our sale of AgeX shares to Juvenescence in August 2018.

Critical Accounting Estimates

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

Goodwill and IPR&D – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is tested for impairment in accordance with Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In-process research and development (“IPR&D”) assets are indefinite-lived intangible assets until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed or abandoned, the IPR&D will either be amortized over the asset’s estimated life as a finite-lived intangible asset or be impaired, respectively, in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). In accordance with ASC 350, goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment at least annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the asset may be impaired.

Leases – We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, we account for the lease and non-lease components as a single lease component. We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating and finance lease ROU assets also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance lease payments is recognized as amortization of ROU assets and related interest. Operating and finance leases are included as right-of-use assets in property and equipment, and ROU lease liabilities, current and long-term, in the consolidated balance sheets. We disclose the amortization of our ROU assets and operating lease payments as a net amount, “Amortization of ROU assets”, on the consolidated statement of cash flows.

69 | P a g e

Going concern assessment – In accordance with Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern, we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our consolidated financial statements are issued or are available to be issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and we will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions concerning our ability to curtail or delay research and development programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU 2014-15.

Revenue recognition - Lineage recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), and in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it is entitled to receive in exchange for such product or service. In doing so, Lineage follows a five-step approach: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. Lineage considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. Lineage applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances. As part of the accounting treatment for these contracts, we must develop estimates and assumptions that require judgement to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations.

Royalties from product sales and license fees – For agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, Lineage recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Lineage estimates and recognizes royalty revenues based on all available information, including estimates provided by the customer or licensee from which Lineage obtains such estimates directly for each reporting period. Actual revenues ultimately received may differ from those estimates recorded and are adjusted in the period when information to actuals is available to Lineage.

Collaborative agreements - We review collaborative agreements to determine if the accounting treatment falls under Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), or Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”). While these agreements may be within the scope of ASC 808, we may analogize to ASC 606 for some aspects of the agreements.

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

70 | P a g e

To identify the performance obligations within the collaboration agreements, we first identify all the promises in the contract (i.e., explicit and implicit), which may include a customer option to acquire additional goods or services for free or at a discount. We exclude any immaterial promises from the assessment of identifying performance obligations. When an option is identified as providing a customer with a material right, the option is identified as a performance obligation. A portion of the transaction price is then allocated to the option and recognized when (or as) the future goods or services related to the option are provided or when the option expires.

As part of the accounting treatment for these agreements, we must develop estimates and assumptions that require judgement to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The following items are estimated in the calculation of the stand-alone selling price: forecasted revenues and development costs, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaboration partners each reporting period, which is based on the progress of the related program. If necessary, we adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis which would affect revenue and net income (loss) in the period of adjustment. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Upfront fees - If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from the transaction price allocated to the license when the license is transferred to the licensee, and the licensee is able to use and benefit from the license. When the license is determined to be non-distinct, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time, and, if over time, the appropriate method of measuring progress for purposes of recognizing collaboration revenue from the allocated transaction price. For example, when we receive upfront fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue as a change in estimate.

Milestone payments - At the inception of each collaboration agreement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the collaboration partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or the collaboration partner’s control, such as operational developmental milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and net income (loss) in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and net income (loss) in the period of adjustment.

Royalties - For collaboration agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Reimbursement, cost-sharing payments - Under certain collaborative agreements, we will receive reimbursement for a portion of our R&D expenses. Such reimbursements are reviewed for gross versus net reporting considerations and reflected either as a reduction of R&D expense or as reimbursement revenue in our condensed consolidated statements of operations.

71 | P a g e

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

Research and development – Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development costs which have an alternative future use will be capitalized as tangible assets, and costs with no future benefit or alternative use will be expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in the consolidated statements of operations. Royalty expenses or sublicensing fees are recorded as research and development costs, unless these costs are associated with royalties from product sales, which we classify as cost of sales on our consolidated statements of operations. We estimate preclinical, clinical, and other research related expenses based on services performed, pursuant to arrangements with contract research organizations, that conduct studies and research on our behalf. We estimate these expenses based on regular reviews with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. Based upon the combined inputs of internal and external resources, if the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly.

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

Income taxes – We account for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We file a U.S. federal income tax return as well as various state and foreign income tax returns. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions, and consequently the estimates, change in the future with respect to our own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on our consolidated financial statements. We recognize accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense, however, no amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020.

72 | P a g e

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

Revenues

The following table shows our revenues for the years ended December 31, 2021 and 2020 (amounts in thousands except percentages).

	Year Ended December 31,		$ Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Royalties	$2,776	$773	$2,003	259%
Collaboration revenues	1,120	-	1,120	100%
Grant revenues	445	1,053	(608)	(58)%
Total revenues	4,341	1,826	2,515	138%
Cost of sales	(1,426)	(385)	(1,041)	270%
Gross profit	$2,915	$1,441	$1,474	102%

Total revenues for the year ended December 31, 2021 were $4.3 million compared to $1.8 million for the year ended December 31, 2020. The increase of $2.5 million is primarily due to a $2.0 million increase in royalties, a $1.1 million increase in collaboration revenues from our collaboration agreements with Roche and ITI, offset by a $0.6 million decrease in grant revenues due to less grant-related activities during the year.

Our royalties are derived from product sales and license fees. For the year ended December 31, 2021 royalties were $2.0 million higher compared to the prior year, primarily due to additional royalty revenues of $1.8 million from a certain royalty customer, based on the customer’s updated communication to us regarding royalties due. Consequently, Lineage also recorded 50% of these additional royalties in cost of sales during the year.

Grant revenues are generated primarily by our subsidiary Cell Cure Neurosciences Ltd (“Cell Cure”) from the Israel Innovation Authority (“IIA”) for the development of OpRegen and our bio retina program, and previously from a Small Business Innovation Research grant from the National Institutes of Health for our vision restoration program (the “NIH Grant”). The decreases in our grant revenues for the year ended December 31, 2021 as compared to the year ended December 31, 2020, were primarily due to less grant-related activities. Grant revenues generated by Cell Cure from the IIA for the development of OpRegen and our bio retina program amounted to $0.4 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively, and grant revenues generated by the NIH Grant amounted to $0.4 million for the year ended December 31, 2020.

73 | P a g e

Operating Expenses

The following table shows our operating expenses for the years ended December 31, 2021 and 2020 (amounts in thousands, except percentages).

	Year Ended December 31,			$	%
	2021		2020	Increase	Increase
Research and development expenses	$33,914	(1)	$12,317	$21,597	175%
General and administrative expenses	18,212		15,571	2,641	17%

(1) Includes $21.0 million of royalty and redemption fee expense to Hadasit Medical Research and Development Ltd. (“Hadasit”) and the IIA, respectively, pursuant to Lineage’s financial obligations related to the Roche Agreement (see Note 14), in connection with the receipt of the $50.0 million upfront payment received from Roche.

Research and development expenses

Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development costs which have an alternative future use will be capitalized as tangible assets, and costs with no future benefit or alternative use will be expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in the consolidated statements of operations. Royalty expenses or sublicensing fees are recorded as research and development costs, unless these costs are associated with royalties from product sales, which we classify as cost of sales on our consolidated statements of operations.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects for the periods presented (amounts in thousands, except percentages).

	Year Ended December 31, (unaudited)
	Amount		Percent of Total
Program	2021	2020	2021	2020
OpRegen® and other ophthalmic applications	$25,507	$5,569	75%	45%
OPC1	6,145	3,958	18%	32%
VAC platform	2,178	2,472	6%	20%
All other programs	84	318	1%	3%
Total research and development expenses	$33,914	$12,317	100%	100%

Research and development expenses for the year ended December 31, 2021 were $33.9 million as compared to $12.3 million for the year ended December 31, 2020. The increase of $21.6 million is mainly attributable to the following:

●	an increase of $19.9 million in OpRegen, attributable primarily to a $12.1 million redemption fee to the IIA and a royalty expense of $8.9 million to Hadasit, related to Lineage’s financial obligations related to the Roche Agreement (see Note 14), in connection with receipt of the $50.0 million upfront payment received from Roche.
●	an increase of $2.2 million in OPC1 related expenses, primarily related to an increase in manufacturing and development activities for this program, and a return of unspent project funds of approximately $0.8 million in the prior year from a former Asterias service provider,
●	a net decrease of $0.3 million in the VAC program expenses, primarily driven by the prior year signature fee accrual of $1.6 million to Cancer Research UK related to our license agreement, substantially offset with increased manufacturing activities in the current year, as well as activities to support the ITI collaboration agreement, and
●	a net decrease of $0.2 million in Renevia and related expenses due to a reduction in research activities.

74 | P a g e

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

General and administrative expenses for the year ended December 31, 2021 were $18.2 million as compared to $15.6 million for the year ended December 31, 2020. The total net increase of $2.6 million was primarily attributable to a $0.9 million increase in share-based compensation expense, a $0.7 million increase in litigation and other expenses related to Lineage’s merger with Asterias, a $0.6 million increase in legal and patent expenses, a $0.3 million increase in payroll and related benefits, a $0.3 million increase in investor relations expenses, a $0.2 million increase in consulting expense, partially offset with a $0.4 million reduction in rent and utilities.

Other income and expenses, net

The following table shows the amount of other income, net, during the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Other income, net
Interest income, net	$2	$1,039
Gain on sale of marketable equity securities	6,024	4,560
Gain on extinguishment of debt	523	-
Unrealized loss on marketable equity securities	(2,299)	(3,782)
Unrealized gain (loss) on warrant liability	205	(174)
Other income, net	1,486	2,880
Total other income, net	$5,941	$4,523

Interest income and expense, net - During the year ended December 31, 2020, we earned $1.0 million of interest income from our promissory note with Juvenescence.

Marketable equity securities - As of December 31, 2021, Lineage owned 1.1 million shares of OncoCyte common stock. These shares had a fair value of $2.4 million, based on the closing price of OncoCyte common stock of $2.17 per share on December 31, 2021. As of December 31, 2020, Lineage owned 3.6 million shares of OncoCyte common stock. These shares had a fair value of $8.7 million, based on the closing price of OncoCyte common stock of $2.39 per share on December 31, 2020.

For the year ended December 31, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the year. Lineage recorded a net unrealized loss on marketable equity securities of $2.2 million related to changes in fair market value of OncoCyte’s common stock price during the year. For the year ended December 31, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. Lineage also recorded an unrealized loss on marketable equity securities of $2.5 million related to changes in fair market value of OncoCyte’s common stock price during the year. All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

We expect our other income and expenses, net, to continue to fluctuate each reporting period based on the changes in the market price of our OncoCyte shares, which could significantly impact our net income or loss reported in our condensed consolidated statements of operations for each period.

75 | P a g e

We account for the shares we hold in Hadasit Bio-Holdings Ltd (“HBL”) as marketable equity securities as of December 31, 2021. These securities were carried at fair market value on our consolidated balance sheets, and the accounting transactions for the year ended December 31, 2021, were not material. For the year ended December 31, 2021, we did not hold any marketable securities related to AgeX.

For the year ended December 31, 2020, Lineage recorded realized gains of $0.8 million and $0.6 million due to sales of AgeX shares and HBL shares, respectively, in the period. For the year ended December 31, 2020, we recorded unrealized losses of $1.3 million, due to changes in fair market value of AgeX’s common stock price during the period.

Gain on extinguishment of debt – For the year ended December 31, 2021, Lineage recognized a gain of $0.5 million on extinguishment of debt related to the Paycheck Protection Program (“PPP”) loan from Axos Bank. Lineage applied for forgiveness on the PPP loan on September 30, 2020, and on May 13, 2021, received notice that the PPP loan was forgiven in full.

Other income, net – Other income, net, in 2021 and 2020 consist primarily of net foreign currency transaction gains recognized by Cell Cure and ESI, and changes in the fair value of the Cell Cure liability classified warrants. Foreign currency transaction gains for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable by Cell Cure to Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing prices of the shares, less our tax basis in the shares. The deferred tax liability generated by the OncoCyte shares that we hold as of December 31, 2021, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This deferred tax liability is determined based on the closing prices of the OncoCyte shares as of December 31, 2021. Due to the inherent unpredictability of future prices of those shares, we cannot reliably estimate or project those deferred tax liabilities on an annual basis. Therefore, the deferred tax liability pertaining to OncoCyte shares, determined based on the actual closing prices on the last stock market trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

We have concluded that an ownership change did occur after the Asterias Merger, and the acquired net operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code; Lineage will only be able to utilize $52.8 million and $41.9 million of their federal and California net operating losses, respectively, as of December 31, 2021.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Lineage established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries. For the year ended December 31, 2021, Lineage did not record a tax provision or deferred tax benefit.

76 | P a g e

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

Liquidity and Capital Resources

At December 31, 2021, we had $58.4 million of cash, cash equivalents and marketable equity securities on hand, which includes our investments in OncoCyte and HBL. We may use our marketable equity securities for liquidity, as necessary, and as market conditions allow. The market value may not represent the amount that could be realized in a sale of investment shares due to various market and regulatory factors, including trading volume or market depth factors and volume and manner of sale restrictions under Federal securities laws, prevailing market conditions and prices at the time of any sale, and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, AgeX and OncoCyte, payments from research grants, royalties from product sales and sales of research products and services. At December 31, 2021, we had an accumulated deficit of approximately $337.1 million, working capital of $64.4 million and shareholders’ equity of $90.9 million. We evaluated the projected cash flows for Lineage and our subsidiaries, and we believe that our $58.4 million in cash, cash equivalents and marketable equity securities at December 31, 2021, provide sufficient cash, cash equivalents, and liquidity to carry out our current planned operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report. We believe we will meet the longer-term expected future cash requirements and obligations, through our current cash and cash equivalents, milestone and other payments under our collaborative agreements, and our available capacity on the At-the-Market (“ATM”) program (see Note 11). We may, in the future, sell marketable securities, including additional equity, to fund additional working capital, capital expenditures, or for other general purposes. Our cash flows are dependent on a number of factors in addition to our operational results, including our contractual obligations. We are obligated to make the following material rent payments under the terms of our operating leases at our Cell Cure facilities. We have three leases which aggregate to 1,796 rentable square meters (approximately 19,328 square feet) of office and laboratory space in Jerusalem, Israel, the leases all expire in December 2025. Total remaining rent payments due are $2.4 million, of which $0.5 million is due in 2022. See Note 14, for additional details on our contractual obligations.

In January 2022, Lineage received a $50.0 million upfront payment related to the Roche Agreement. Lineage made a subsequent payment of $12.1 million to the IIA, pursuant to Lineage’s obligations under the Innovation Law. Additionally, Lineage made a subsequent payment of $8.9 million to Hadasit, pursuant to Lineage’s obligations under the Second Amended and Restated License Agreement. See Note 14 for a description of the Roche Agreement and related payment obligations.

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

77 | P a g e

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

Cash used in operating activities

Net cash used in operating activities of $23.6 million for the year ended December 31, 2021 primarily reflects the loss from operations of $49.2 million adjusted for the changes in assets and liabilities of $21.1 million. These items were offset primarily by non-cash expenses of $3.5 million for stock-based compensation and $0.9 million of depreciation and amortization. The unrealized loss on marketable securities, and foreign currency remeasurement are non-cash items that had no effect on cash flows.

Net cash used in operating activities of $19.8 million for the year ended December 31, 2020 primarily reflects the loss from operations of $26.4 million adjusted for the changes in assets and liabilities of $1.3 million. These items were offset primarily by non-cash expenses of $2.2 million for stock-based compensation and $2.1 million of depreciation and amortization. The unrealized loss on marketable securities, foreign currency remeasurement and deferred tax benefit are non-cash items that had no effect on cash flows.

Cash used in investing activities

Cash provided by investing activities of $9.7 million for the year ended December 31, 2021 was associated primarily with receipts of $10.1 million from sales of a portion of our OncoCyte holdings, offset with the purchase of equipment for $0.4 million.

Cash provided by investing activities of $13.0 million for the year ended December 31, 2020 was associated primarily with receipts of $10.9 million from sales of a portion of our OncoCyte holdings, $1.3 million in sales of our AgeX holdings and $0.8 million in sales of a portion of our HBL holdings.

Cash provided by financing activities

Cash provided by financing activities of $36.9 million for the year ended December 31, 2021 was associated primarily with proceeds net of financing costs of $29.8 million from the sale of common shares in at-the-market offerings under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and proceeds of $7.2 million from the exercise of employee stock options.

Cash provided by financing activities of $29.9 million for the year ended December 31, 2020 was associated primarily with proceeds of $24.6 million from payment of the Juvenescence promissory note, gross proceeds of $5.1 million from sales of our common shares (which excludes $0.3 million of cash in transit related to 2020 sales that settled in 2021), and proceeds of $0.5 million from a PPP loan under the Coronavirus Aid, Relief, and Economic Security Act, all offset by $0.4 million in financing costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under rules and regulations of the Securities and Exchange Commission, as a smaller reporting company, we are not required to provide the information required by this item.

78 | P a g e

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying notes to consolidated financial statements.

79 | P a g e

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Lineage Cell Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lineage Cell Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on March 11, 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Accounting for revenue and collaboration agreements

80 | P a g e

Description of the Matter

The Company recorded deferred revenue and revenue from collaboration agreements of $50.4 million and $1.1 million, respectively, as of and for the year ended December 31, 2021. As described in Note 2, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

Auditing the Company’s accounting for revenues from collaboration arrangements was complex and required significant judgments primarily in identifying which elements represent revenue producing performance obligations, determining the measurement and allocation of arrangement consideration, and evaluating estimates of the total expected inputs under the input method for revenue recognized over time.

How We Addressed the Matter in Our Audit

To test the accounting treatment for revenue from collaboration arrangements, we evaluated, among other things, whether the identified performance obligations were properly determined, and the transaction price was properly measured and allocated to the identified performance obligations. To test the measurement of efforts toward satisfying the performance obligation, our audit procedures included, among others, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting communications with the collaborative partner, evaluating the application of the input method for the recognition of revenue and testing the estimated total inputs and actual inputs incurred.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2014.

San Francisco, California

March 10, 2022

PCAOB ID Number 100

81 | P a g e

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Lineage Cell Therapeutics, Inc.

Carlsbad, California

Opinion on the Consolidated Financial Statements

We have audited the consolidated balance sheet of Lineage Cell Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of their operations and their cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

 Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California
March 11, 2021
We served as the Company’s auditor since 2014.

PCAOB ID Number 252

82 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,742	$32,585
Marketable equity securities	2,616	8,977
Accounts and grants receivable, net (Note 3)	50,840	4
Prepaid expenses and other current assets	2,351	2,433
Total current assets	111,549	43,999

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 14)	4,872	5,630
Deposits and other long-term assets	630	616
Goodwill	10,672	10,672
Intangible assets, net	46,822	47,032
TOTAL ASSETS	$174,545	$107,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,969	$6,813
Lease liabilities, current portion (Note 14)	801	746
Financing lease, current portion (Note 14)	30	16
Deferred revenues (Note 3)	18,119	193
Liability classified warrants, current portion	197	1
Total current liabilities	47,116	7,769

LONG-TERM LIABILITIES
Deferred tax liability	2,076	2,076
Deferred revenues, net of current portion (Note 3)	32,454	-
Lease liability, net of current portion (Note 14)	1,941	2,514
Financing lease, net of current portion	30	26
Liability classified warrants and other long-term liabilities	30	437
TOTAL LIABILITIES	83,647	12,822

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Common shares, no par value, authorized 250,000 shares; 169,477 and 153,096 shares issued and outstanding as of December 31, 2021 and 2020, respectively	434,529	393,944
Accumulated other comprehensive loss	(5,211)	(3,667)
Accumulated deficit	(337,097)	(294,078)
Lineage Cell Therapeutics, Inc. shareholders’ equity	92,221	96,199
Noncontrolling (deficit)	(1,323)	(1,072)
Total shareholders’ equity	90,898	95,127
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,545	$107,949

See accompanying notes to the consolidated financial statements.

83 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2021	2020
REVENUES:
Royalties	$2,776	$773
Collaboration revenues	1,120	-
Grant revenues	445	1,053
Total revenues	4,341	1,826

Cost of sales	(1,426)	(385)

Gross profit	2,915	1,441

OPERATING EXPENSES:
Research and development	33,914	12,317
General and administrative	18,212	15,571
Total operating expenses	52,126	27,888
Loss from operations	(49,211)	(26,447)

OTHER INCOME, NET:
Interest income, net	2	1,039
Gain on sale of marketable securities	6,024	4,560
Unrealized loss on marketable equity securities	(2,299)	(3,782)
Gain on extinguishment of debt	523	-
Unrealized gain (loss) on warrant liability	205	(174)
Other income, net	1,486	2,880
Total other income, net	5,941	4,523
LOSS BEFORE INCOME TAXES	(43,270)	(21,924)

Income tax benefit	-	1,239
NET LOSS	(43,270)	(20,685)

Net loss attributable to noncontrolling interest	251	36

NET LOSS ATTRIBUTABLE TO LINEAGE	$(43,019)	$(20,649)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.26)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	164,502	150,044

See accompanying notes to the consolidated financial statements.

84 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2021	2020
NET LOSS	$(43,270)	$(20,685)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(1,544)	(2,986)
COMPREHENSIVE LOSS	(44,814)	(23,671)
Less: comprehensive loss attributable to noncontrolling interest	251	36
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(44,563)	$(23,635)

See accompanying notes to the consolidated financial statements.

85 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Interest/ (Deficit)	Comprehensive Income/(Loss)	Shareholders’ Equity
BALANCE AT DECEMBER 31, 2019	-	$-	149,804	$387,062	$(273,422)	$(1,712)	$(681)	$111,247

Shares issued through ATM	-	-	3,095	5,404	-	-	-	5,404
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	47	(27)	-	-	-	(27)
Shares issued for services	-	-	150	119	-	-	-	119
Stock-based compensation	-	-	-	2,227	-	-	-	2,227
Financing related fees	-	-	-	(209)	-	-	-	(209)
Dissolution of BioTime Asia	-	-	-	(676)	(7)	676	-	(7)
Hadasit non-cash warrant exercise	-	-	-	44	-	-	-	44
Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,986)	(2,986)
NET LOSS	-	-	-	-	(20,649)	(36)	-	(20,685)
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127

Shares issued through ATM	-	-	11,923	29,817	-	-	-	29,817
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	40	(54)	-	-	-	(54)
Shares issued for services	-	-	78	202	-	-	-	202
Stock-based compensation	-	-	-	3,519	-	-	-	3,519
Shares issued upon exercise of stock options	-	-	4,320	7,429	-	-	-	7,429
Financing related fees	-	-	-	(330)	-	-	-	(330)
Shares issued upon exercise of stock options	-	-	20	2	-	-	-	2
Foreign currency translation gain (loss)	-	-	-	-	-	-	(1,544)	(1,544)
NET LOSS	-	-	-	-	(43,019)	(251)	-	(43,270)
BALANCE AT DECEMBER 31, 2021	-	$-	169,477	$434,529	$(337,097)	$(1,323)	$(5,211)	$90,898

See accompanying notes to the consolidated financial statements.

86 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(43,019)	$(20,649)
Net loss attributable to noncontrolling interest	(251)	(36)
Adjustments to reconcile net loss attributable to Lineage to net cash used in operating activities:
Gain on sale of marketable equity securities	(6,024)	(4,560)
Unrealized loss on marketable equity securities	2,299	3,782
Deferred tax benefit	-	(1,239)
Depreciation expense, including amortization of leasehold improvements	663	823
Amortization of right-of-use assets	14	72
Amortization of intangible assets	210	1,216
Stock-based compensation	3,519	2,227
Common stock issued for services	202	119
Change in unrealized (gain) loss on warrant liability	(205)	174
Write-off of security deposit	-	150
Amortization of deferred license fee	-	(200)
Foreign currency remeasurement and other (gain)	(1,566)	(2,957)
Loss (gain) on sale of assets	24	(20)
Realized loss on warrant exercise	-	44
Gain on extinguishment of debt	(523)	-
Changes in operating assets and liabilities:
Accounts and grants receivable	(857)	287
Accrued interest receivable	-	(1,008)
Receivables from affiliates, net of payables	-	7
Prepaid expenses and other current assets	(72)	1,575
Accounts payable and accrued liabilities	21,645	308
Deferred revenue and other liabilities	380	132
Net cash used in operating activities	(23,561)	(19,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of OncoCyte common shares	10,064	10,941
Proceeds from the sale of AgeX common shares	-	1,290
Proceeds from the sale of HBL common shares	21	830
Purchase of property and equipment	(354)	(64)
Proceeds from sale of assets	14	23
Security deposit paid and other	-	18
Net cash provided by investing activities	9,745	13,038

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	7,240	-
Proceeds from payment of Juvenescence promissory note	-	24,624
Common shares received and retired for employee taxes paid	(54)	(27)
Proceeds from sale of common shares	30,865	5,127
Payments for offering costs	(1,101)	(356)
Repayment of financing lease liabilities	(20)	(26)
Proceeds from Paycheck Protection Program (“PPP”) Loan (Note 8)	-	523
Net cash provided by financing activities	36,930	29,865
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(63)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,094	23,087
At beginning of year	33,183	10,096
At end of year	$56,277	$33,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$13	$20

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Receivable from sale of common shares in at the market offering	$147	$269
Receivable from exercise of stock options	$189	$-

See accompanying notes to the consolidated financial statements.

87 | P a g e

LINEAGE CELL THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

Lineage Cell Therapeutics, Inc. (“Lineage,” “we,” “us,” or “our”) is a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology and associated development and manufacturing capabilities. From this platform, we design, develop, and manufacture specialized human cells with anatomical and physiological functions which are similar or identical to cells found naturally in the human body. These cells which we manufacture are created by developmental differentiation protocols applied to established and well-characterized, pluripotent, and self-renewing cell lines. These functional cells are transplanted into patients to either replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or are administered as a means of helping the body mount a more robust and effective immune response to cancer or infectious diseases.

Our strategy is to efficiently leverage our technology platform and manufacturing capabilities to develop and advance our programs internally or in conjunction with strategic partners to further enhance their value. As one example, on December 17, 2021, we entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”), wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including its proprietary cell therapy known as OpRegen®, for the treatment of ocular disorders, including advanced dry age-related macular degeneration with geographic atrophy. Roche has paid Lineage a $50.0 million upfront payment under this alliance and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen.

Currently, Lineage is working with Roche in support of the dry age-related macular degeneration (OpRegen) program and is clinically testing therapies to treat spinal cord injuries and non-small cell lung cancer, as well as conducting research and preclinical development activities intended to advance our pipeline into other therapeutic indications and target tissues or organs.

Product Candidates & Other Programs

We have several allogeneic, or “off-the-shelf,” cell therapy programs in development:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of advanced dry age-related macular degeneration (“AMD”) with geographic atrophy (“GA”) (also known as atrophic AMD). There are currently no therapies approved by the U.S. Food and Drug Administration (“FDA”) for dry AMD. As of December 17, 2021 this program has been partnered with Roche for further clinical development and commercialization.

●

OPC1, an oligodendrocyte progenitor cell therapy currently in long-term follow-up for a Phase 1/2a multicenter clinical trial for spinal cord injuries (“SCI”). This clinical trial has been partially funded by the California Institute for Regenerative Medicine (“CIRM”).

●

VAC, an allogeneic cancer immunotherapy of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”). This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. We also have another VAC-based product candidate in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

●	Other. We have other product candidates in preclinical development covering a range of therapeutic areas and target tissues or organs. Generally, these candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as our current clinical-stage products.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also seek to create value from our technologies through partnering and strategic transactions. We founded two companies that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of December 31, 2021.

During the year ended December 31, 2021, we received approximately $10.1 million in gross proceeds in connection with our sale of shares of OncoCyte. In August 2020, we also received $24.6 million from Juvenescence Limited (“Juvenescence”), representing principal and accrued interest under a promissory note we received in connection with our sale of AgeX shares to Juvenescence in August 2018.

88 | P a g e

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

Principles of consolidation

Lineage’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of December 31, 2021.

89 | P a g e

Subsidiary	Field of Business	Lineage Ownership		Country
Asterias BioTherapeutics, Inc.(1)	Cell based therapeutics to treat neurological conditions and cancer	100%		USA
Cell Cure Neurosciences Ltd (“Cell Cure”)	Manufacturing of Lineage’s cell replacement platform technology	99	%(2)	Israel
ES Cell International Pte. Ltd. (“ESI”) (3)	Research and clinical grade cell lines	100%		Singapore
OrthoCyte Corporation (“OrthoCyte”)	Research in orthopedic diseases and injuries	99.8%		USA

(1)	Asterias was acquired by Lineage in March 2019.

(2)	Includes shares owned by Lineage and ESI.

(3)	The operating activities and fields of business listed under these subsidiaries are conducted primarily by Lineage as the parent company.

All material intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2021, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

Lineage has incurred significant operating losses and in recent years has funded its operations primarily through sale of common stock of AgeX and OncoCyte, both former subsidiaries, sale of common stock of Hadasit Bio-Holdings Ltd (“HBL”), receipt of research grants, royalties from product sales, license revenues, sales of research products and issuance of equity securities.

On May 1, 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage (“ATM Shares”) having an aggregate offering price of up to $25.0 million. Lineage is not obligated to sell any ATM Shares. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the ATM Shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the ATM Shares are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017.

On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of December 21, 2021, $14.1 million remained available for sale under the Sales Agreement. On December 21, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offering and sale of up to $64.1 million of common shares (the “New Sales Agreement”), with Cantor Fitzgerald as the sales agent, no additional sales will be made under the Sales Agreement. The $64.1 million under the New Sales Agreement which may be issued are registered pursuant to Lineage’s effective shelf registration on Form S-3 (File No. 333-237975), as filed with the SEC on May 1, 2020 and declared effective on May 8, 2020 (the “May 2020 Registration Statement”), and Lineage’s effective shelf registration statement on Form S-3 (File No. 333-254167), which was filed with the SEC on March 5, 2021 and declared effective on March 19, 2021. As of December 31, 2021, under the Sales Agreement, Lineage had issued 14,908,735 common shares at a weighted average price per share of $2.41 for gross proceeds of $35.9 million. As of December 31, 2021, under the New Sales Agreement, Lineage had issued 108,200 common shares at a weighted average price per share of $2.55 for gross proceeds of $0.3 million (which includes $0.2 million of cash in transit related to a 2021 transaction that settled in early 2022). As a result, as of December 31, 2021, $ 63.9 million remained available for sale under the New Sales Agreement.

90 | P a g e

As of December 31, 2021, Lineage had an accumulated deficit of approximately $337.1 million, working capital of $64.4 million and shareholders’ equity of $90.9 million. Lineage has evaluated its projected cash flows and believes that its $58.4 million of cash, cash equivalents and marketable equity securities are sufficient to fund Lineage’s planned operations for at least the next twelve months from the issuance date of the consolidated financial statements included herein. If Lineage needs near term working capital or liquidity to supplement its cash and cash equivalents for its operations, Lineage may sell some, or all, of its marketable equity securities, as necessary.

In January 2022, Lineage received a $50.0 million upfront payment related to the Roche Agreement. Lineage made a subsequent payment of $12.1 million to the IIA, pursuant to Lineage’s obligations under the Innovation Law. Additionally, Lineage made a subsequent payment of $8.9 million to Hadasit, pursuant to Lineage’s obligations under the Second Amended and Restated License Agreement. See Note 14 for a description of the Roche Agreement and related payment obligations.

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

2. Summary of Significant Accounting Policies

Marketable equity securities - Lineage accounts for the shares it holds in OncoCyte and HBL as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below.

OncoCyte shares have readily determinable fair values quoted on the NYSE American under trading symbol “OCX”. The HBL shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) under the trading symbol “HDST” where share prices are denominated in New Israeli Shekels (NIS).

Revenue recognition - Lineage recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenues from Contracts with Customers (Topic 606), and in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it is entitled to receive in exchange for such product or service. In doing so, Lineage follows a five-step approach: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. Lineage considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. Lineage applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

91 | P a g e

In applying the provisions of ASU 2014-09, Lineage has determined that government grants are out of the scope of ASU 2014-09 because the government entities do not meet the definition of a “customer,” as defined by ASU 2014-09, as there is not considered to be a transfer of control of goods or services to the government entities funding the grant. In the absence of applicable guidance under U.S. GAAP, the Company’s policy is to recognize grant revenue when the related costs are incurred and the right to payment is realized. Costs incurred are recorded in research and development and general and administrative expenses on the accompanying statements of operations. Deferred grant revenues represent grant funds received from the governmental funding agencies for which the allowable expenses have not yet been incurred as of the balance sheet date reported.

Royalties from product sales and license fees - For agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, Lineage recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Lineage estimates and recognizes royalty revenues based on all available information, including estimates provided by the customer or licensee from which Lineage obtains such estimates directly for each reporting period. Actual revenues ultimately received may differ from those estimates recorded and are adjusted in the period when information to actuals is available to Lineage.

Collaborative agreements - On April 16, 2021, Lineage entered a worldwide license and collaboration agreement with ITI for the development and commercialization of the VAC platform. Under the terms of this agreement, Lineage is entitled to upfront licensing fees totaling $2.0 million paid over the first year, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage will also be eligible to receive royalties up to 10% on net sales of future products. On December 17, 2021, we entered into an exclusive worldwide collaboration and license agreement with Roche, for the development and commercialization of OpRegen. Roche paid a $50.0 million upfront payment and we are eligible to receive up to $620.0 million in additional development, approval, and sales milestone payments, in addition to tiered double-digit royalties.

We review collaborative agreements to determine if the accounting treatment falls under Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), or Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”). While these agreements may be within the scope of ASC 808, we may analogize to ASC 606 for some aspects of the agreements.

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

To identify the performance obligations within the collaboration agreements, we first identify all the promises in the contract (i.e. explicit and implicit), which may include a customer option to acquire additional goods or services for free or at a discount. We exclude any immaterial promises from the assessment of identifying performance obligations. When an option is identified as providing a customer with a material right, the option is identified as a performance obligation. A portion of the transaction price is then allocated to the option and recognized when (or as) the future goods or services related to the option are provided, or when the option expires.

As part of the accounting treatment for these agreements, we must develop estimates and assumptions that require judgement to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The following items are estimated in the calculation of the stand-alone selling price: forecasted revenues and development costs, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaboration partners each reporting period, which is based on the progress of the related program. If necessary, we adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis which would affect revenue and net income (loss) in the period of adjustment. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

92 | P a g e

Upfront fees - If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from the transaction price allocated to the license when the license is transferred to the licensee, and the licensee is able to use and benefit from the license. When the license is determined to be non-distinct, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time, and, if over time, the appropriate method of measuring progress for purposes of recognizing collaboration revenue from the allocated transaction price. For example, when we receive upfront fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue as a change in estimate.

Milestone payments - At the inception of each collaboration agreement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the collaboration partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or the collaboration partner’s control, such as operational developmental milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and net income (loss) in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and net income (loss) in the period of adjustment.

Royalties - For collaboration agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Reimbursement, cost-sharing payments - Under certain collaborative agreements, we will receive reimbursement for a portion of our R&D expenses. Such reimbursements are reviewed for gross versus net reporting considerations and reflected either as a reduction of R&D expense or as reimbursement revenue in our consolidated statements of operations.

As of December 31, 2021, we recorded $49.7 million and $0.8 million of deferred revenue on the consolidated balance sheet, related to the Roche and ITI collaboration agreements. For the year ended December 31, 2021, we recognized $0.3 million and $0.8 million of revenue on the statement of operations, related to the Roche and ITI collaboration agreements, respectively.

Basic and diluted net income (loss) per share attributable to common shareholders - Basic earnings per share is calculated by dividing net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by Lineage, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the years ended December 31, 2021 and 2020, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

93 | P a g e

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Years Ended December 31,
	2021	2020
Stock options	14,883	16,215
Lineage Warrants	-	1,090
Restricted stock units (1)	31	93

(1)	On February 11, 2022, the Board of Directors of Lineage, approved restricted stock unit awards for an aggregate of 694,424 (see Note 12).

Restricted cash - In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, Lineage explains the change during the period in the total of cash, cash equivalents and restricted cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows for all periods presented herein (in thousands):

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$55,742	$32,585
Restricted cash included in deposits and other long-term assets (see Note 14)	535	520
Restricted cash included in prepaid expenses and other current assets (see Note 14)	-	78
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$56,277	$33,183

Accounts and grants receivable, net – Net accounts receivables amounted to $50,640,000 and $4,000 and grants receivable amounted to $200,000 and $61,000 as of December 31, 2021 and 2020, respectively. Net trade receivables include an allowance for doubtful accounts of approximately $74,000 and $44,000 as of December 31, 2021 and 2020, respectively, for those amounts deemed uncollectible by Lineage. Lineage establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables on a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customers operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Leases - We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, we account for the lease and non-lease components as a single lease component. We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the condensed consolidated balance sheet. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating and finance lease ROU assets also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance lease payments is recognized as amortization of ROU assets and related interest. Operating and finance leases are included as ROU assets in property and equipment, and ROU lease liabilities, current and long-term, in the consolidated balance sheets.

94 | P a g e

Goodwill and IPR&D – Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is tested for impairment in accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In-process research and development (“IPR&D”) assets are indefinite-lived intangible assets until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed or abandoned, the IPR&D will either be amortized over the asset’s estimated life as a finite-lived intangible asset or be impaired, respectively, in accordance with ASC 350, Intangibles – Goodwill and Other. In accordance with ASC 350, goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment at least annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the asset may be impaired.

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

Cash and cash equivalents – Lineage considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, Lineage had $52.3 million and $28.8 million in money market funds, respectively, considered to be cash equivalents.

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

Property and equipment, net – Property and equipment is stated at cost and is being depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term (see Note 6).

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

95 | P a g e

Accounting for warrants – Lineage determines the accounting classification of warrants that it or its subsidiaries issue, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, Lineage assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, Lineage assesses whether the warrants are indexed to its common stock or its subsidiary’s common stock, as applicable, and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, Lineage concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized subsequent to the issuance date.

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

Research and development expenses - Research and development expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct and research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development costs which have an alternative future use will be capitalized as tangible assets, and costs with no future benefit or alternative use will be expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in the consolidated statements of operations. Royalty expenses or sublicensing fees are recorded as research and development costs, unless these costs are associated with royalties from product sales, which we classify as cost of sales on our consolidated statements of operations.

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

Foreign currency translation adjustments and other comprehensive income or loss - In countries in which Lineage operates where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. Foreign currency translation adjustments are primarily attributable to Cell Cure and ESI, Lineage’s consolidated foreign subsidiaries. For the years ended December 31, 2021 and 2020, comprehensive loss includes foreign currency translation adjustments, net of tax, of $1.5 million and $3.0 million, respectively.

96 | P a g e

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

Income taxes - Lineage accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Lineage files a U.S. federal income tax return as well as various state and foreign income tax returns. Lineage’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Lineage assumptions, and consequently the estimates, change in the future with respect to Lineage’s own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on Lineage’s consolidated financial statements. Lineage recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense; however, no amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020.

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the Company’s pre-GILTI U.S. income. For the year ended December 31, 2020, our foreign subsidiaries operated at a loss, as a result there was no income inclusion. For the year ended December 31, 2021, Lineage’s foreign subsidiaries generated income arising from an intercompany transaction. As a result, there was in inclusion of $15.0 million included in federal income for 2021. The income was fully offset by our federal net operating loss carryforwards

Current interpretations under ASC 740 state that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense when incurred.

On January 1, 2021, Lineage adopted ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company’s adoption of ASU 2019-12 did not have a material impact on the Consolidated Financial Statements.

97 | P a g e

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements for reporting fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Lineage adopted this standard on January 1, 2020 and it did not have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. Lineage adopted this standard as of January 1, 2021 and it did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles - Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including any interim impairment tests within those annual periods, with early application permitted. On January 1, 2021, we elected to early adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform goodwill impairment tests in accordance with ASU 2017-04.

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

98 | P a g e

3. Revenue

Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2021	2020

Royalties	$2,776	$773

Grant revenues
Israel Innovation Authority (“IIA”)	$445	$666
National Institutes of Health (“NIH”)	-	387
Total grant revenues	445	1,053

Revenues under collaborative agreements
Upfront license fees	452	-
Event-based development milestones	123	-
Reimbursements, cost-sharing payments	545	-
Total revenues under collaborative agreements	1,120	-

Total revenue	$4,341	$1,826

During the year ended December 31, 2021 we recognized $4.3 million in total revenue. We recognized $1.1 million in revenues from new license agreements granted in the period, which were recorded as revenues under collaboration agreements. This amount represents upfront license fees and reimbursement revenues earned in the current year, as well as $0.1 million of variable consideration where development milestones were achieved. We also recognized revenue of $0.1 million during the period for grant revenues which had been included in deferred revenues at December 31, 2020.

Accounts receivable and other receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
	(unaudited)
Accounts receivable and other receivable, net (1)(2)	$50,640	$242
Deferred revenues (1)(2)	50,500	-

(1)	Increase in accounts receivable due to accrual of $50.0 million upfront payment related to Roche Agreement, offset to deferred revenues.

(2)	Excludes government grants as Lineage has determined government grants are outside the scope of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606).

As of December 31, 2021, the amounts in the transaction price of our contracts with customers, including collaboration partners, and allocated good and services not yet provided were $52.1 million, of which $0.8 million has been collected and is reported as deferred revenues, $49.7 million was accrued to deferred revenues, and $1.7 million relates to unfulfilled commitments. The unfulfilled commitments are estimated to be delivered by the end of the fourth quarter of 2022. Of the total deferred revenues of $50.5 million, approximately $18.0 million is expected to be recognized within the next 12 months.

99 | P a g e

The following table presents amounts under our collaboration agreements included in the transaction price (i.e., cumulative amounts triggered or probable) as of December 31, 2021 (in thousands):

	Upfront (1)	Development (2)	Reimbursements(3)	Total
Collaboration partner and agreement date:
ITI (April 2021)(4)	$500	$500	$2,220	$3,220
Roche (December 2021) (5)	50,000	-	-	50,000
Total amounts under our collaboration agreements included in the transaction price	$50,500	$500	$2,220	$53,220

(1)	Upfront license fees.

(2)	Event-based development and regulatory milestones amounts.

(3)	Reimbursements and costs-sharing payments.

(4)	Regarding the accounting treatment for the collaborative agreement, the license and related development deliverables were determined to be highly interdependent and interrelated and have been combined as one performance obligation. Delivery is determined to be over time and revenue will be recognized utilizing an input method of costs incurred over total estimated costs in the work plan. The regulatory milestones are variable consideration that are fully constrained until the uncertainty of each milestone has been resolved. Sales-based milestones and royalties are variable consideration that will not be included in the transaction price until the related commercialization and sales have occurred. The cost reimbursements are considered variable consideration and are included in the transaction price. Revenues related to the cost reimbursements are presented gross on the consolidated statement of operations instead of a reduction to the costs being reimbursed. We currently estimate the unsatisfied performance obligations within the contract to be completed by December 31, 2022.

(5)	Regarding the accounting treatment for the collaborative agreement, the license, technology transfer and related clinical deliverables were determined to be highly interdependent and interrelated and have been combined as one performance obligation. Delivery is determined to be over time and revenue will be recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation. A material customer option for additional goods and services was included in the transaction price, and $12.0 million of the transaction price was allocated to the second performance obligation. The option will be recognized when the customer exercises the option or when the option expires. Regulatory and development milestones are variable consideration that are fully constrained until the uncertainty of each milestone has been resolved. Sales-based milestones and royalties are variable consideration that will not be included in the transaction price until the related commercialization milestones and sales targets have occurred. We currently estimate the unsatisfied performance obligations within the contract to be completed by December 31, 2026.

4. Marketable Equity Securities

As of December 31, 2021, Lineage owned approximately 1.1 million shares of OncoCyte common stock. These shares had a fair value of approximately $2.4 million, based on the closing price of OncoCyte of $2.17 per share on December 31, 2021. As of December 31, 2020, Lineage owned approximately 3.6 million shares of OncoCyte common stock. These shares had a fair value of approximately $8.7 million, based on the closing price of OncoCyte of $2.39 per share on December 31, 2020.

For the year ended December 31, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $2.2 million related to changes in fair market value of OncoCyte’s common stock price during the period. For the year ended December 31, 2020, Lineage recorded a realized gain of $3.1 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $2.5 million related to changes in fair market value of OncoCyte’s common stock price in the period.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the applicable dates, or the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

We account for the shares we hold in HBL as marketable equity securities as of December 31, 2021. These securities were carried at fair market value on our consolidated balance sheets, and the accounting transactions for the year ended December 31, 2021 were not material.

For the year ended December 31, 2021, we did not hold any marketable securities related to AgeX. For the year ended December 31, 2020, Lineage recorded realized gains of $0.8 million, due to sales of AgeX shares in the period. For the year ended December 31, 2020, we recorded unrealized losses of $1.3 million, respectively, due to changes in fair market value of AgeX’s common stock price during the period.

100 | P a g e

5. Sale of Significant Ownership Interest in AgeX to Juvenescence Limited

On August 30, 2018, Lineage entered into a Stock Purchase Agreement with Juvenescence and AgeX, pursuant to which Lineage sold 14.4 million shares of common stock of AgeX to Juvenescence for $3.00 per share, or an aggregate purchase price of $43.2 million (the “Purchase Price”). Juvenescence paid $10.8 million of the Purchase Price at closing, issued an unsecured convertible promissory note dated August 30, 2018 in favor of Lineage for $21.6 million (the “Promissory Note”), and paid $10.8 million on November 2, 2018. The Stock Purchase Agreement contains customary representations, warranties and indemnities from Lineage relating to the business of AgeX, including an indemnity cap of $4.3 million, which is subject to certain exceptions. In connection with the sale, Lineage also entered into a Shared Facilities Agreement with AgeX.

The Promissory Note bore interest at 7% per annum, with principal and accrued interest payable at maturity on August 30, 2020. The Promissory Note was paid in full on August 28, 2020.

6. Property and Equipment, Net

At December 31, 2021 and 2020, property and equipment, net were comprised of the following (in thousands):

	December 31,
	2021	2020
Equipment, furniture and fixtures	$3,472	$3,628
Leasehold improvements	2,539	2,472
Right-of-use assets	4,163	3,845
Accumulated depreciation and amortization	(5,302)	(4,315)
Property and equipment, net	$4,872	$5,630

Property and equipment at December 31, 2021 and December 31, 2020 includes $79,000 in financing leases. In September 2020, Lineage terminated its leases in Alameda and entered into a new lease for a reduced amount of square footage. This resulted in a reduction to right-of-use assets of approximately $1.4 million. See additional information in Note 14.

Depreciation and amortization expense amounted to $663,000 and $823,000 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, Lineage sold non-capitalized assets for a net gain of $30,000, which was included in R&D expenses on the consolidated statements of operations. During the year ended December 31, 2021, Lineage sold equipment with a net book value of $9,000 and recognized a gain of $5,000. Additionally, Lineage wrote off assets with a net book value of $29,000.

During the year ended December 31, 2020, Lineage sold equipment with a net book value of $32,000 and recognized a loss of $9,000. Lineage also wrote off assets with a net book value of $156,000, with $104,000 of this amount related to the termination of its leases in Alameda. Additionally, Lineage sold non-capitalized assets for a net gain of $72,000.

101 | P a g e

7. Goodwill and Intangible Assets, Net

At December 31, 2021 and 2020, goodwill and intangible assets, net consisted of the following: (in thousands):

	December 31,
	2021	2020
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC2 (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,321)	(19,111)
Intangible assets, net	$46,822	$47,032

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger.

(2)

Asterias had two IPR&D intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC2 program.

(3)

Asterias had royalty cash flows under certain specific patent families that Asterias previously acquired from Geron Corporation (“Geron”). The Geron patents are expected to continue to generate revenue and are not used in the OPC1 or the VAC platform, these patents are considered to be separate long-lived intangible assets under ASC 805.

(4)	As of December 31, 2021 the acquired patents were fully amortized and the acquired royalty contracts had a remaining unamortized balance of $282,000.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized $0.2 million and $1.2 million in amortization expense of intangible assets during the years ended December 31, 2021 and 2020, respectively.

Amortization of intangible assets for periods subsequent to December 31, 2021 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2022	$130
2023	130
2024	22
Total	$282

102 | P a g e

8. Accounts Payable and Accrued Liabilities

At December 31, 2021 and 2020, accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accounts payable	$3,543	$2,611
Accrued compensation	2,162	1,959
Accrued liabilities (1)	22,086	1,711
PPP loan payable	-	523
Other current liabilities	178	9
Total	$27,969	$6,813

(1)	Includes $21.0 million of royalty and redemption fee expense to Hadasit and the IIA, respectively, pursuant to Lineage’s financial obligations related to the Roche Agreement (see Note 14).

PPP Loan Payable

In April 2020, Lineage received a loan for $523,000 from Axos Bank under the Paycheck Protection Program (“PPP”) contained within the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP loan had a term of two years, was unsecured, and was guaranteed by the U.S. Small Business Administration (“SBA”). The loan carried a fixed interest rate of one percent per annum, of which the first six months of interest was deferred. Under the CARES Act and Paycheck Protection Program Flexibility Act, Lineage was eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that Lineage maintains its employment and compensation within certain parameters during such period. Not more than 40% of the forgiven amount may be for non-payroll costs. If the conditions outlined in the PPP loan program were adhered to by Lineage, all or part of such loan could be forgiven. Lineage applied for forgiveness of the PPP loan on September 30, 2020, and on May 13, 2021, received notice that the entire PPP loan principal balance and interest charges were forgiven in full, which the Company recorded as a gain on debt extinguishment in the consolidated statements of operations. The PPP loan forgiveness amount was excluded from Lineage’s taxable income for federal and California purposes. However, for California income taxes, public companies cannot deduct expenses from loan proceeds which were forgiven.

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

103 | P a g e

We measure cash, cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for December 31, 2021 and 2020 (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$55,742	$55,742	$-	$-
Marketable securities	2,616	2,616	-	-

Liabilities:
Lineage Warrants	-	-	-	-
Cell Cure Warrants	227	-	-	227

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,585	$32,585	$-	$-
Marketable securities	8,977	8,977	-	-

Liabilities:
Lineage Warrants	1	-	-	1
Cell Cure Warrants	437	-	-	437

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

104 | P a g e

The following table sets forth the establishment of the Company’s Level 3 liabilities, as well as a summary of the changes in the fair value and other adjustments:

(Dollars in thousands)	Cell Cure Warrants	Lineage Warrants	Total
Balance as of December 31, 2020	$437	$1	$438
Change in fair value and other adjustments	(210)	-	(210)
Expiration of warrants	-	(1)	(1)
Balance as of December 31, 2021	$227	$-	$227

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

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14), Lineage has agreed to pay for the legal defense of Neal Bradsher, director, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which manages Broadwood Partners, L.P., all of which were named in the lawsuits. Through December 31, 2021, Lineage has incurred a total of $593,782 in legal expenses on behalf of the director, shareholder and the manager of the shareholder.

As part of financing transactions in which there were multiple other purchasers, Broadwood Partners, L.P. purchased 623,090 shares of OncoCyte common stock from Lineage in January 2020.

11. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 shares of preferred stock. The preferred shares may be issued in one or more series as the board of directors may by resolution determine. The board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of December 31, 2021, no shares of preferred stock were issued or outstanding.

Common Shares

At December 31, 2021, Lineage was authorized to issue 250,000,000 common shares, no par value. As of December 31, 2021 and 2020, Lineage had 169,477,347 and 153,095,883 issued and outstanding common shares, respectively.

During the years ended December 31, 2021 and 2020, Lineage issued 40,000 and 47,000 common shares, net of shares withheld and retired for employee taxes paid, respectively, for vested restricted stock units (see Note 12).

105 | P a g e

At-the-Market (“ATM”) Offering

On May 1, 2020, Lineage entered into the Sales Agreement, pursuant to which Lineage may offer and sell, from time to time, through Cantor Fitzgerald, common shares of Lineage (“ATM Shares”) having an aggregate offering price of up to $25.0 million. Lineage is not obligated to sell any ATM Shares. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell the ATM Shares from time to time based upon Lineage’s instructions, including any price, time or size limits specified by Lineage. Under the Sales Agreement, Cantor Fitzgerald may sell the ATM Shares by any method deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or by any other method permitted by law, including in privately negotiated transactions. Cantor Fitzgerald’s obligations to sell the ATM Shares are subject to satisfaction of certain conditions, including the continued effectiveness of Lineage’s Registration Statement on Form S-3 (File No. 333-237975), which was filed with the Commission on May 1, 2020 and was declared effective on May 8, 2020. The Sales Agreement replaced the previous sales agreement with Cantor that had been entered into in April 2017.

On March 5, 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of an additional $25.0 million of common shares under the Sales Agreement increasing the total offering to $50.0 million. As of December 21, 2021, $14.1 million remained available for sale under the Sales Agreement. On December 21, 2021, Lineage filed a prospectus supplement with the SEC in connection with the New Sales Agreement, with Cantor Fitzgerald as the sales agent, and no additional sales will be made under the Sales Agreement. The $64.1 million under the New Sales Agreement which may be issued are registered pursuant to the May 2020 Registration Statement, and Lineage’s effective shelf registration statement on Form S-3 (File No. 333-254167), which was filed with the SEC on March 5, 2021 and declared effective on March 19, 2021. As of December 31, 2021, under the Sales Agreement, Lineage had issued 14,908,735 common shares at a weighted-average price per share of $2.41 for gross proceeds of $35.9 million. As of December 31, 2021, under the New Sales Agreement, Lineage had issued 108,200 common shares at a weighted-average price per share of $2.55 for gross proceeds of $0.3 million (which includes $0.2 million of cash in transit related to a 2021 transaction that settled in early 2022). As a result, as of December 31, 2021, $63.9 million remained available for issuance under the New Sales Agreement.

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

Warrants

Lineage (previously Asterias) Warrants – Liability Classified

In March 2019, in connection with the closing of the Asterias Merger, Lineage assumed outstanding Asterias Warrants. The total number of common shares of Lineage subject to warrants that were assumed by Lineage in connection with the Asterias Merger was 1,089,900, which were converted to Lineage Warrants 30 days after the closing of the Asterias Merger, with similar terms and conditions retained under the Lineage Warrants as per the original Warrant Agreements. The Lineage Warrants had an exercise price of $6.15 per warrant share and expired on May 13, 2021.

Cell Cure Warrants – Liability Classified

Cell Cure has two sets of issued warrants (the “Cell Cure Warrants”). Warrants to purchase 24,566 Cell Cure ordinary shares at an exercise price of $40.5359 were issued to HBL in July 2017. These warrants expire in July 2022. Warrants to purchase 13,738 Cell Cure ordinary shares at exercise prices ranging from $32.02 to $40.00 per share were issued to consultants. 11,738 of these warrants were cashless exercised in October 2020. The expense related to the cashless exercise was approximately $44,000 and it was recorded as other income/(expense), net on the statements of operations. The remaining 2,000 warrants have an exercise price of $40.00 and expire in January 2024.

106 | P a g e

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

For the years ended December 31, 2021 and 2020, Lineage recorded a noncash gain of $0.2 million and a noncash loss of $0.2 million, respectively, for the increase/decrease in the fair value of the Cell Cure Warrants included in other income and expenses, net for each period. The decrease in the fair value of the Cell Cure Warrants was mainly attributable to the time premium amortization, due to the shorter duration of the warrants. As of December 31, 2021 and 2020, the Cell Cure Warrants, valued at $0.2 million and $0.4 million, respectively, were included in current and long-term liabilities on the consolidated balance sheets.

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 15,000,000 shares and (ii) the Prior Plan Returning Shares (“Prior Plan Returning Shares”). The Prior Plan Returning Shares are defined as an award granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which were outstanding when the 2021 Plan became effective, and are not issued because such Prior Plan Award or any option thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued. Given the approval of the 2021 Plan, no additional awards will be granted from the 2012 Plan or the Asterias 2013 Equity Incentive Award (the “Asterias Equity Plan”). As of December 31, 2021, there were no outstanding equity awards issued under the 2021 Plan. As of December 31, 2021, there were 16,382,385 shares available for grant under the 2021 Plan.

On February 11, 2022, the Board of Directors at Lineage, approved restricted stock unit awards for an aggregate amount of 694,424. The awards were issued under the 2021 Plan, which defines restricted stock units as a full value award, which reduce the Plan’s common shares available for grant by 1.50 shares for each share issued.

107 | P a g e

A summary of Lineage’s 2012 Plan activity and other stock option awards granted outside of the 2012 Plan related information is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	14,710	166	$2.17
Options granted	5,256	-	0.71
Options forfeited	(4,101)	-	2.61
Restricted stock units vested	-	(73)	-
December 31, 2020	15,865	93	$1.57

Options granted	6,245	-	2.50
Options exercises	(4,321)	-	1.72
Options forfeited	(3,146)	-	1.99
Restricted units vested	-	(62)	-
December 31, 2021	14,643	31	$1.84
Options exercisable at December 31, 2021	6,391		$1.68

As of December 31, 2021, options outstanding and options exercisable under the 2012 Plan have a weighted-average remaining contractual term of 7.3 years and 5.3 years, respectively, and intrinsic value of $9.6 million and $5.2 million, respectively.

In connection with the vested RSUs during the year ended December 31, 2021, Lineage paid $54,000 in minimum employee withholding taxes in exchange for 21,000 vested Lineage common shares issuable to the employees and immediately retired those shares. For the year ended December 31, 2021, Lineage recorded a noncash stock-based compensation expense of $0.1 million, in connection with the vested RSUs, included in consolidated stock-based compensation expense.

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

108 | P a g e

A summary of activity under the Asterias Equity Plan from the closing date of the Asterias Merger through December 31, 2021 is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2019	350	-	$1.57
Options granted	-	-	-
Options forfeited	-	-	-
December 31, 2020	350	-	$1.57

Options granted	-	-	-
Options forfeited	(109)	-	1.57
December 31, 2021	241	-	$1.57
Options exercisable at December 31, 2021	241		$1.57

As of December 31, 2021, options outstanding and options exercisable under the Asterias Equity Plan both have a weighted-average remaining contractual term of 0.3 years and intrinsic value of $212,000 and $212,000, respectively.

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Year Ended December 31,
	2021	2020
Expected life (in years)	6.2	6.2
Risk-free interest rates	1.0%	0.8%
Volatility	73.2%	67.7%
Dividend yield	-%	-%

The weighted-average estimated fair value of stock options granted under the 2012 Plan and other stock option awards granted outside of the 2012 Plan, during the years ended December 31, 2021 and 2020 was $1.62 and $0.43 per share, respectively.

Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$833	$464
General and administrative	2,686	1,763
Total stock-based compensation expense	$3,519	$2,227

As of December 31, 2021, total unrecognized compensation costs related to unvested stock options under Lineage’s 2012 Plan and the Asterias Equity Plan was $8.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.5 years.

109 | P a g e

13. Income Taxes

For the year ended December 31, 2021, Lineage did not record a tax provision or deferred tax benefit. For the year ended December 31, 2020, Lineage recorded a $1.2 million deferred tax benefit for income taxes.

The domestic and foreign breakout of loss before net income tax benefit was as follows:

	December 31,
	2021	2020
Domestic	$(16,998)	(17,500)
Foreign	(26,272)	(4,424)
Loss before net income tax benefit	$(43,270)	(21,924)

Income taxes differed from the amounts computed by applying the indicated current U.S. federal income tax rate to pretax losses from operations as a result of the following:

	Year Ended December 31,
	2021	2020
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	1%	1%
Permanent differences	(1)%	-%
Change in valuation allowance	(16)%	(17)%
State tax benefit	8%	3%
GILTI inclusion	(12)%	-%
Foreign rate differential and other	(1)%	(2)%
Income tax benefit	-%	6%

The primary components of the deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2021	2020
Net operating loss carryforwards	$68,766	$63,941
Research and development and other credits	9,466	8,878
Patents and licenses	1,403	1,178
Stock options	1,717	2,131
Operating lease liability	134	242
Other	1,608	1,523
Total deferred tax assets	83,094	77,893
Valuation allowance	(70,967)	(64,069)
Deferred assets, net of valuation allowance	12,127	13,824

Operating lease ROU assets	(115)	(215)
Intangibles	(13,299)	(13,226)
Equity method investments and marketable securities at fair value	(789)	(2,459)
Total deferred tax liabilities	(14,203)	(15,900)
Net deferred tax liabilities	$(2,076)	$(2,076)

110 | P a g e

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Lineage established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries. During the year ended December 31, 2021, Lineage had taxable income and therefore did not generate any indefinite lived deferred tax assets as tax provision benefit. As new indefinite lived deferred tax assets are generated, we will continue to book provision benefits until the deferred tax liability position is exhausted, barring any new developments.

As of December 31, 2021, Lineage has gross net operating loss carryforwards of approximately $155.6 million for federal purposes. As of December 31, 2021, Lineage’s foreign subsidiaries have net operating loss carryforwards of approximately $60.2 million which carryforward indefinitely.

As of December 31, 2021, Lineage has net operating losses of $151.8 million for state tax purposes.

As of December 31, 2021, Lineage has research tax credit carryforwards for federal and state tax purposes of $3.7 million and $5.8 million, respectively. These tax credits reflect the amounts for Lineage, Asterias and OrthoCyte as of December 31, 2021. For federal purposes, the credits generated each year have a carryforward period of 20 years. The federal tax credits expire in varying amounts between 2021 and 2041, while the state tax credits have no expiration period.

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

On December 17, 2021, Lineage and its subsidiary, Cell Cure, entered into a Collaboration and License Agreement with Roche, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies. Under the agreement Roche will pay Lineage a $50.0 million upfront payment. This payment was received in January of 2022 (see further discussion at Note 14).

During December 2021, in an intercompany transaction, Lineage acquired the economic rights to Cell Cure’s interest in certain intellectual property. This transaction generated a gain to Cell Cure of $31.7 million which was fully offset by net operating loss carryforwards in Israel. For book and California income tax purposes, this transaction eliminates in consolidation. For federal income tax purposes, the activities of our foreign subsidiaries are not included in the consolidated tax return. However, under the provisions of GILTI the profits of our foreign subsidiaries may be included, see further discussion below.

Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to GILTI earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2020, our foreign subsidiaries generated losses, as a result there was no inclusion. For the year ended December 31, 2021, Lineage’s combined foreign entities generated a profit arising from intercompany transactions. As a result, there was an inclusion of $24.8 million for GILTI purposes for 2021. The resulting net income for federal income tax purposes was fully offset by their federal net operating loss carryforwards.

Other Transactions and Related Impact on Income Taxes

The market value of the respective shares Lineage holds in OncoCyte and Asterias (through the merger date of March 8, 2019) creates a deferred tax liability to Lineage based on the closing price of the security, less the tax basis of the security Lineage has in such shares. The deferred tax liability generated by shares that Lineage holds as of December 31, 2021 and 2020, is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of those deferred tax liabilities. This deferred tax liability is determined based on the closing price of those securities as of December 31, 2021 and 2020.

111 | P a g e

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

Lineage may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. Based on Lineage’s assessment, no liabilities for uncertain tax positions should be recorded as of December 31, 2021 and 2020. Lineage’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Lineage’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2021 and 2020, Lineage has no accrued interest and penalties.

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

112 | P a g e

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

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires December 31, 2025, with an option to extend the lease for five years each (the “Original Cell Cure Lease”). Base monthly rent is NIS 39,776 (approximately $12,200 per month using the December 7, 2020 exchange rate). In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

On January 28, 2018, Cell Cure entered into another lease agreement for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with two five-year extension options (the “January 2018 Lease”). The January 2018 Lease commenced on April 1, 2018 and included a leasehold improvement construction allowance of up to NIS 4,000,000 (approximately up to US $1.1 million using the December 31, 2018 exchange rate) from the landlord. The leasehold improvements were completed in December 2018 and the entire allowance was used. Beginning on January 1, 2019, combined base rent and construction allowance payments for the January 2018 Lease are NIS 93,827 per month (approximately $26,000 per month). In December 2018, Cell Cure made a $420,000 deposit required under the January 2018 Lease, which is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2021, to be held as restricted cash during the term of the January 2018 Lease.

113 | P a g e

On November 30, 2021, Cell Cure entered into a lease agreement for an additional 133 square meters (approximately 1,432 square feet) of office space in the same facility in Jerusalem, Israel under a lease that expires on December 31, 2025, with one five year and one approximate three-year extension options (the “November 2021 Lease”). The November 2021 Lease commenced on December 1, 2021, with a twelve-month base rent of NIS 11,880 (approximately US $3,757 using the November 30, 2021 exchange rate). On November 1, 2022, the base monthly rent increases to NIS 12,494 (approximately US $3,951 using the November 30, 2021 exchange rate).

Adoption of ASC 842

The below tables provide the amounts recorded in connection with the adoption of ASC 842 as of, and for the years ended December 31, 2021 and 2020, for Lineage’s operating and financing leases, as applicable.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$935	$1,356
Operating cash flows from financing leases	13	20
Financing cash flows from financing leases	20	26

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	213	1,047
Financing leases	39	-

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31,
	2021	2020
Operating leases
Right-of-use assets, net	$2,372	$2,916

Right-of-use lease liabilities, current	$801	$746
Right-of-use lease liabilities, noncurrent	1,941	2,514
Total operating lease liabilities	$2,742	$3,260

Financing leases
Right-of-use assets, net	$36	$-

Property and equipment, gross	$79	$79
Accumulated depreciation	(79)	(65)
Property and equipment, net	$-	$14

Lease liabilities, current	$13	$-
Lease liabilities, noncurrent	23	-
Total finance lease liabilities	$36	$-

Other current liabilities	$17	$16
Long-term liabilities	7	26
Total finance lease liabilities	$24	$42

Weighted average remaining lease term
Operating leases	3.5 years	4.2 years
Finance leases	2.2 years	2.4 years
Weighted average discount rate
Operating leases	7.7%	8.0%
Finance leases	5.7%	10.0%

114 | P a g e

Future minimum lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022	$1,042	$33
2023	583	22
2024	551	10
2025	532	-
2026	447	-

Total lease payments	$3,155	$65
Less imputed interest	(413)	(5)
Total	$2,742	$60

Roche Collaboration Agreement

On December 17, 2021, Lineage and its subsidiary, Cell Cure, entered into the Roche Agreement, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies, including its proprietary cell therapy known as OpRegen. Roche paid Lineage a $50.0 million upfront payment and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory and commercialization milestone payments. Lineage is also eligible for tiered double-digit percentage royalties on net sales of OpRegen. All regulatory and commercial milestone payments, and royalty payments, are subject to the existence of certain intellectual property rights related to OpRegen once such payments become due.

The OpRegen program has been supported in part with contributions made by Hadasit, the technology transfer company of Hadassah Medical Center, and the IIA, an independent agency created to address the needs of global innovation ecosystems. A significant portion of early development on the OpRegen program occurred at Cell Cure. Cell Cure was established by the Hadassah Medical Center, where the intellectual property underlying the differentiation and manufacture of RPE cells originated. In addition, significant monetary support for the OpRegen program was provided by the IIA through a series of separate research grants, beginning in 2007. Under the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744, and the regulations, guidelines, rules, procedures and benefit tracks thereunder (collectively, the “Innovation Law”), annual research and development programs that meet specified criteria and were approved by a committee of the IIA which were eligible for grants. The grants awarded were typically up to 50% of the project’s expenditures, as determined by the IIA committee and subject to the benefit track under which the grant was awarded.

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee, to the IIA calculated according to the relevant formulas provided under the Innovation Law. In November 2021, an application made by Cell Cure to the research committee of the IIA, was approved granting an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage is obligated to pay the IIA a portion of the upfront, milestone, and royalty payments which may be received under the Agreement. Lineage is obligated to pay approximately 24.3% of the upfront, milestone, and royalty payments it receives from Roche to the IIA, up to an aggregate cap on all payments. As of December 31, 2021, the IIA cap amount was calculated to be approximately $102.7 million.

115 | P a g e

In addition, pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between Cell Cure and Hadasit, as amended, and a certain letter agreement entered into on December 17, 2021, by and between Cell Cure and Hadasit, Cell Cure is obligated to pay to Hadasit a sublicensing fee of 21.5% of the upfront payment (subject to certain reductions) and any milestone payments, and up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives from Roche. The letter agreement generally terminates upon the termination of the Agreement.

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Lineage made a subsequent payment of $12.1 million to the IIA, pursuant to Lineage’s obligations under the Innovation Law. Additionally, Lineage made a subsequent payment of $8.9 million to Hadasit, pursuant to Lineage’s obligations under the Second Amended and Restated License Agreement. Lineage reduced the Hadasit payment by $1.9 million, due to a $8.6 million budgetary commitment under the Agreement. Lineage is required to pay Hadasit 21.5% of any portion of the commitment not incurred within five years after the execution of the Agreement. Both the IIA and Hadasit payments were accrued as research and development expenses incurred, upon the execution of the Agreement within the company’s year-end consolidated statement of operations.

Unless earlier terminated by either party, the Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all of Roche’s payment obligations under the Agreement. Roche may terminate the Agreement in its entirety, or on a product-by-product or country-by-country basis, at any time with advance written notice. Either party may terminate the Agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach. Either party also may terminate the Agreement in its entirety upon certain insolvency events involving the other party.

ITI Collaboration Agreement

Under our collaborative agreement with ITI we agreed to perform certain research, development, manufacturing, and oversight activities related to a VAC-CMV product up to a budgeted amount of approximately $2.2 million. ITI will reimburse the Company for material costs and full-time employee costs with no markup related to the manufacturing of the VAC-CMV product.

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

116 | P a g e

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

Litigation – General

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

On October 14, 2019, a putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants. The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the Asterias Merger consideration was inadequate, and that the proxy statement filed by Asterias with the Commission omitted certain material information, which allegedly rendered the information disclosed materially misleading. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. On December 20, 2019, the defendants moved to dismiss the complaint. On February 10, 2020, the plaintiff filed an opposition. Defendants filed their replies on March 13, 2020. On June 23, 2020, a hearing on the motions to dismiss occurred. On September 21, 2020, the Chancery Court denied the motion to dismiss as to Lineage and certain members of the Asterias board of directors, and it granted the motion to dismiss as to all other defendants. On October 30, 2020, the remaining defendants filed an answer to the complaint. The parties are currently engaged in discovery. A five-day trial before the Chancery Court is currently scheduled for October 17-21, 2022.

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

117 | P a g e

Employment Contracts

Lineage has entered into employment agreements with certain executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may provide indemnifications of varying scope under Lineage’s agreements with other companies or consultants, typically Lineage’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Lineage will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Historically, Lineage has not been subject to any claims or demands for indemnification. Lineage also maintains various liability insurance policies that limit Lineage’s financial exposure. As a result, Lineage believes the fair value of these indemnification agreements is minimal. Accordingly, Lineage has not recorded any liabilities for these agreements as of December 31, 2021 and 2020.

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

15. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provide a safe harbor contribution of up to 5.0% of the employee’s compensation, not to exceed eligible limits, and subject to employee participation. For the years ended December 31, 2021 and 2020, we incurred approximately $164,000 and $149,000, respectively, in expenses related to the safe harbor contribution.

16. Segment Information

Lineage’s executive management team, as a group, represents the entity’s chief operating decision makers. Lineage’s executive management team views Lineage’s operations as one segment that includes the research and development of therapeutic products for retinal diseases, neurological diseases and disorders and oncology. As a result, the financial information disclosed materially represents all the financial information related to Lineage’s sole operating segment.

118 | P a g e

17. Enterprise-Wide Disclosures

Geographic Area Information

The following table presents consolidated revenues, including license fees, royalties, grant income, and other revenues, disaggregated by geography, based on the billing addresses of customers, or in the case of grant revenues based on where the governmental entities that fund the grant are located (in thousands).

	Year Ended December 31,
Geographic Area	2021	2020
United States	$3,895	$1,160
Foreign (1)	446	666
Total revenues	$4,341	$1,826

(1)	Foreign revenues are primarily generated from grants in Israel.

The composition of Lineage’s long-lived assets, consisting of plant and equipment, net, between those in the United States and in foreign countries, as of December 31, 2021 and 2020, is set forth below (in thousands):

	December 31,
	2021	2020
Domestic	$548	$1,035
Foreign (1)	4,324	4,595
Total	$4,872	$5,630

(1)	Assets in foreign countries principally include laboratory equipment and leasehold improvements in Israel.

Major Sources of Revenues

The following table presents Lineage’s consolidated revenues disaggregated by source (in thousands).

	Year Ended December 31,
	2021	2020
REVENUES:
Royalties	$2,776	$773
Collaboration revenues	1,120	-
Grant revenues	445	1,053
Total revenues	$4,341	$1,826

Prepaid expenses and other current assets at December 31, 2021 includes $0.1 million of receivables related to cash in transit for sales of ATM Shares in 2021 that settled in 2022, and $0.2 million of receivables related to cash in transit for the exercise of stock options in 2021 that settled in 2022.

The following table shows Lineage’s major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
Sources of Revenues	2021	2020
Royalties	63.9%	42.3%
Collaboration revenues	25.8%	-%
Grant revenues	10.3%	57.7%

119 | P a g e

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

Year Ended December 31, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$391	512	2,270	1,168
Operating expenses	7,329	7,467	8,128	29,202
Loss from operations	(7,050)	(7,080)	(6,843)	(28,238)
Net loss attributable to Lineage	(1,416)	(4,788)	(7,823)	(28,992)

Basic net income (loss) per share	$(0.01)	$(0.03)	$(0.05)	$(0.17)

Year Ended December 31, 2020
Revenues, net	$514	386	571	355
Operating expenses	7,858	6,713	7,194	6,123
Loss from operations	(7,438)	(6,402)	(6,725)	(5,882)
Net income (loss) attributable to Lineage	(8,399)	(6,522)	(7,760)	2,032

Basic net income (loss) per share	$(0.06)	$(0.04)	$(0.05)	$0.01

Quarterly and year-to-date computations of net income (loss) per share amounts are calculated using the respective period weighted average shares outstanding. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

19. Subsequent Events

Receipt of Roche Upfront Payment

In January 2022, Lineage received a $50.0 million upfront payment related to the Roche Agreement. Lineage made a subsequent payment of $12.1 million to the IIA, pursuant to Lineage’s obligations under the Innovation Law. Additionally, Lineage made a subsequent payment of $8.9 million to Hadasit, pursuant to Lineage’s obligations under the Hadasit License. Lineage reduced the Hadasit payment by $1.9 million, due to a $8.6 million budgetary commitment under the Roche Agreement. Lineage is required to pay Hadasit 21.5% of any portion of the commitment not incurred within five years after the execution of the Roche Agreement. The IIA and Hadasit payments were expensed on the consolidated statement of operations as of December 31, 2021, offset with an accrued liability on the consolidated balance sheet.

Restricted Stock Unit Awards

On February 11, 2022, the Board of Directors at Lineage, approved restricted stock unit awards for an aggregate amount of 694,424. The awards were issued under the 2021 Plan, which defines restricted stock units as a full value award, which reduce the Plan’s common shares available for grant by 1.50 shares for each share issued. As of December 31, 2021, there were 16,382,385 shares available for grant under the 2021 Plan.

120 | P a g e

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Our management, including our principal executive officer and our principal financial officer, as amended, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of our fourth quarter. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

On March 9, 2022, our board of directors set June 16, 2022 as the date of our 2022 annual meeting of shareholders (the “2022 Annual Meeting”). This date is more than 30 days before the one-year anniversary of our 2021 annual meeting of shareholders, which was held on September 13, 2021. In light of the foregoing, and in accordance with our amended and restated bylaws (the “Bylaws”), in order for any business to be brought before the 2022 Annual Meeting by a shareholder and for any person to be nominated for election to our board of directors at the 2022 Annual Meeting, by a shareholder, such shareholder must notify us of such intention by notice received at our principal executive offices not later than the close of business on March 31, 2022. Shareholder proposals intended for inclusion in our proxy statement for the 2022 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must be received at our principal executive offices no later than the close of business on March 31, 2022, which we believe is a reasonable time before we begin to print and mail proxy materials for the 2022 Annual Meeting. In addition, all such shareholder notices and shareholder proposals must conform to the applicable requirements of the Bylaws, the rules and regulations promulgated under the Exchange Act and other applicable law. All such notices and shareholder proposals should be directed to: “2173 Salk Avenue, Suite 200, Carlsbad, CA 92008, Attention: Secretary.”

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

121 | P a g e

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The name, age, and background of each of our directors are contained under the caption “Board of Directors” in our Proxy Statement for our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) and are incorporated herein by reference. Information about our executive officers, committees of the Board of Directors, and compensation of directors is reported under the captions “Executive Officers” and “Corporate Governance” in our 2022 Proxy Statement and is incorporated herein by reference.

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

Information about our compliance with Section 16(a) of the Securities Exchange Act of 1934 is reported under the caption “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information on compensation of our executive officers is reported under the caption “Executive Compensation” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information on the number of common shares of Lineage beneficially owned by: (i) each shareholder known by us to be the beneficial owner of 5% or more of our common shares; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group is contained under the caption “Principal Shareholders” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about transactions with related persons; review, and approval or ratification of transactions with related persons; and director independence is reported under the captions “Board of Directors” and “Certain Relationships and Related Transactions” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about our Audit Committee’s pre-approval policy for audit services, and information on our principal accounting fees and services is reported under the caption “Ratification of the Selection of Our Independent Registered Public Accounting Firm” in our 2022 Proxy Statement and is incorporated herein by reference.

122 | P a g e

PART IV

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Lineage are filed in this Report:

(a)(2) Financial Statement Schedules

There are no financial statement schedules provided because the information called for is either not required or is shown either in the financial statements or the notes thereto.

(a)(3) Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
2.1^	Agreement and Plan of Merger dated November 7, 2018, among Registrant, Patrick Merger Sub, Inc. and Asterias Biotherapeutics, Inc. (“Asterias”)	2.1	8-K	November 8, 2018	001-12830
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
4.1	Specimen of Common Share Certificate		S-1	December 18, 1991	033-44549
4.2	Description of Capital Stock of the Registrant	4.2	10-K	March 11, 2021	001-12830
10.1	Commercial License and Option Agreement between Registrant and Wisconsin Alumni Research Foundation (“WARF Agreement”)	10.1	8-K	January 9, 2008	001-12830
10.1(a)	First Amendment of WARF Agreement dated March 11, 2009	10.38	10-K	March 23, 2009	001-12830
10.2+	Lineage Cell Therapeutics 2012 Equity Incentive Plan, as amended July 2015 (“2012 Plan”)	4.1	S-8	July 15, 2015	333-205661
10.2(a)+	Amendment to 2012 Plan effective June 2017	4.2	S-8	July 7, 2017	333-219204
10.2(b)+	Amendment to 2012 Plan effective July 2019	99.3	S-8	August 8, 2019	333-233132
10.2(c)+	Amendment to 2012 Plan effective August 2019	10.1	10-Q	November 12, 2019	001-12830
10.2(d)+	2012 Plan Form of Employee Incentive Stock Option Agreement	10.7	10-Q	November 12, 2013	001-12830
10.2(e)+	2012 Plan Form of Non-employee Director Stock Option Agreement	10.8	10-Q	November 12, 2013	001-12830
10.2(f)+	2012 Plan Stock Option Grant Agreement	10.2	10-Q	November 12, 2019	000-12830
10.2(g)+	2012 Plan Form of Restricted Stock Unit	10.6	10-K	March 12, 2020	001-12830
10.3+	Inducement Stock Option Agreement between Registrant and Brian Culley	10.38	10-K	March 14, 2019	001-12830
10.4†	Second Amended and Restated License Agreement dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (“Hadasit License”)	10.2	10-Q	August 9, 2017	001-12830

123 | P a g e

10.4(a)	Amendment to Hadasit License dated January 8, 2018	10.38	10-K	March 15, 2018	001-12830
10.4(b) *††	Second Amendment to Hadasit License dated December 1, 2019
10.4(c) *††	Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd., Cell Cure Neurosciences Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd
10.4(d) *††	Second Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd.
10.5†	Debt and Note Purchase Agreement dated June 16, 2017, as amended June 29, 2017, between Registrant and HBL-Hadasit Bio-Holdings Ltd.	10.3	10-Q	August 9, 2017	001-12830
10.6†	Share Purchase and Transfer Agreement dated June 16, 2017, by and among Registrant and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd.	10.4	10-Q	August 9, 2017	001-12830
10.7+	Employment Agreement effective September 17, 2018, between Registrant and Brian Culley	10.1	8-K	September 18, 2018	001-12830
10.8	Royalty Agreement dated October 1, 2013, between Asterias and Geron Corporation	10.6	Asterias S-1/A	August 13, 2013	333-187706
10.9	Exclusive Sublicense Agreement between Geron Corporation and Asterias	10.7	Asterias S-1/A	August 13, 2013	333-187706
10.10†	Non-exclusive License Agreement dated October 7, 2013, between WARF and Asterias	10.5	Asterias 10-Q	November 12, 2013	000-55046
10.11†	Clinical Trial and Option Agreement dated September 8, 2014, between Asterias and Cancer Research UK and Cancer Research Technology Limited	10.1	Asterias 10-Q/A	January 13, 2015	001-36646
10.11(a)††	Second Amendment to Clinical Trial and Option Agreement dated May 6, 2020 between Cancer Research UK, Cancer Research Technology Limited, Asterias Biotherapeutics, Inc. and Registrant	10.1	10-Q	August 6, 2020	001-12830
10.12††	Agreement dated May 6, 2020 between CRT and Registrant	10.2	10-Q	August 6, 2020	001-12830
10.13*††	Collaboration and License Agreement dated December 17, 2021 between F. Hoffmann-La Roche Ltd, Genentech, Inc., Cell Cure Neurosciences Ltd., and Registrant
21.1*	List of Subsidiaries
23.1*	Consent of WithumSmith+Brown, PC
23.2*	Consent of OUM & Co. LLP
31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

* Filed herewith

# Furnished herewith

+ Indicates management contract or compensatory plan

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment

†† Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None

124 | P a g e

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2022.

LINEAGE CELL THERAPEUTICS, INC.

By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Signature	Title	Date

/s/ Brian M. Culley	Chief Executive Officer and Director	March 10, 2022
BRIAN M. CULLEY	(Principal Executive)

/s/ Kevin Leon Cook	Chief Financial Officer	March 10, 2022
KEVIN LEON COOK	(Principal Financial and Accounting Officer)

/s/ Deborah Andrews	Director	March 10, 2022
DEBORAH ANDREWS

/s/ Dipti Amin	Director	March 10, 2022
DIPTI AMIN

/s/ Don M. Bailey	Director	March 10, 2022
DON M. BAILEY

/s/ Neal C. Bradsher	Director	March 10, 2022
NEAL C. BRADSHER

/s/ Alfred D. Kingsley	Director	March 10, 2022
ALFRED D. KINGSLEY

/s/ Anula Jayasuriya	Director	March 10, 2022
ANULA JAYASURIYA

/s/ Michael H. Mulroy	Director	March 10, 2022
MICHAEL H. MULROY

/s/ Angus C. Russell	Director	March 10, 2022
ANGUS C. RUSSELL

125 | P a g e