Form 10-Q
period 2022-06-30
Lineage Cell Therapeutics, Inc.
filed 2022-08-11
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of common shares outstanding as of August 5, 2022 was 169,755,487.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements relating to:

●	the Collaboration and License Agreement we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group, activities expected to occur thereunder, and the potential to receive the developmental, regulatory, and commercialization milestone and royalty payments thereunder;

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and product development activities;

●	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

●	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

●	the potential of our cell therapy platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

●	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights;

●	our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

●	our ability to recruit and retain key personnel;

●	the effects on our operations of pandemics, including the COVID-19 pandemic, the war in Ukraine, rising inflation and interest rates; and

●	other risks and uncertainties, including those described and referenced under Part II, Item 1A, “Risk Factors” of this Report.

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

2 | Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,857	$55,742
Marketable equity securities	1,173	2,616
Accounts and grants receivable, net (Note 3)	707	50,840
Prepaid expenses and other current assets	1,289	2,351
Total current assets	74,026	111,549

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 14)	3,869	4,872
Deposits and other long-term assets	598	630
Goodwill	10,672	10,672
Intangible assets, net	46,757	46,822
TOTAL ASSETS	$135,922	$174,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,684	$27,969
Lease liabilities, current portion (Note 14)	593	801
Financing lease, current portion (Note 14)	29	30
Deferred revenues (Note 3)	15,785	18,119
Liability classified warrants, current portion	-	197
Total current liabilities	25,091	47,116

LONG-TERM LIABILITIES
Deferred tax liability	2,076	2,076
Deferred revenues, net of current portion (Note 3)	25,774	32,454
Lease liability, net of current portion (Note 14)	1,459	1,941
Financing lease, net of current portion (Note 14)	19	30
Liability classified warrants and other long-term liabilities	4	30
TOTAL LIABILITIES	54,423	83,647

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common shares, no par value, 250,000 shares authorized; 169,748 and 169,477 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	437,151	434,529
Accumulated other comprehensive loss	(3,357)	(5,211)
Accumulated deficit	(350,947)	(337,097)
Lineage Cell Therapeutics, Inc. shareholders’ equity	82,847	92,221
Noncontrolling (deficit)	(1,348)	(1,323)
Total shareholders’ equity	81,499	90,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,922	$174,545

See accompanying notes to the condensed consolidated interim financial statements.

3 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Collaboration revenues	$4,148	$213	$9,013	$213
Royalties	405	228	777	521
Grant revenues	-	71	-	169
Total revenues	4,553	512	9,790	903

Cost of sales	(215)	(125)	(391)	(237)

Gross profit	4,338	387	9,399	666

OPERATING EXPENSES:
Research and development	3,302	2,931	6,290	6,325
General and administrative	5,270	4,536	13,739	8,471
Total operating expenses	8,572	7,467	20,029	14,796
Loss from operations	(4,234)	(7,080)	(10,630)	(14,130)
OTHER INCOME/(EXPENSES):
Interest income (expense), net	51	(3)	51	(1)
Gain on sale of marketable securities	-	-	-	6,024
Unrealized (loss) gain on marketable equity securities	(709)	590	(1,444)	1,830
Gain on extinguishment of debt	-	523	-	523
Gain on revaluation of warrant liability	2	35	223	52
Other income (expense), net	(1,892)	970	(2,075)	(711)
Total other income/(expense), net	(2,548)	2,115	(3,245)	7,717
LOSS BEFORE INCOME TAXES	(6,782)	(4,965)	(13,875)	(6,413)

Deferred income tax benefit	-	169	-	169

NET LOSS	(6,782)	(4,796)	(13,875)	(6,244)

Net loss attributable to noncontrolling interest	19	8	25	40

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(6,763)	$(4,788)	$(13,850)	$(6,204)

NET LOSS PER COMMON SHARE:
BASIC	$(0.04)	$(0.03)	$(0.08)	$(0.04)
DILUTED	$(0.04)	$(0.03)	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	169,731	162,914	169,689	160,831
DILUTED	169,731	162,914	169,689	160,831

See accompanying notes to the condensed consolidated interim financial statements.

4 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET LOSS	$(6,782)	$(4,796)	$(13,875)	$(6,244)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	1,730	(960)	1,854	616
COMPREHENSIVE LOSS	(5,052)	(5,756)	(12,021)	(5,628)
Less: Comprehensive loss attributable to noncontrolling interest	19	8	25	40
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$(5,033)	$(5,748)	$(11,996)	$(5,588)

5 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(13,850)	$(6,204)
Net loss allocable to noncontrolling interest	(25)	(40)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash provided by (used in) operating activities:
Gain on sale of marketable securities	-	(6,024)
Unrealized loss (gain) on marketable equity securities	1,444	(1,830)
Gain on extinguishment of debt	-	(523)
Depreciation expense, including amortization of leasehold improvements	296	338
Amortization of right-of-use asset	(7)	20
Amortization of intangible assets	65	145
Stock-based compensation	2,341	1,458
Common stock issued for services	-	202
Gain on revaluation of warrant liability	(223)	(53)
Deferred tax benefit	-	(169)
Foreign currency remeasurement and other gain	2,331	692
Changes in operating assets and liabilities:
Accounts and grants receivable (Note 3)	50,111	(353)
Prepaid expenses and other current assets	594	34
Accounts payable and accrued liabilities (Note 7)	(19,230)	(955)
Deferred revenue and other liabilities (Note 3)	(9,005)	422
Net cash provided by (used in) operating activities	14,842	(12,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of OncoCyte common shares	-	10,064
Proceeds from the sale of HBL common shares	-	21
Purchase of equipment and other assets, net	(143)	(126)
Net cash (used in) provided by investing activities	(143)	9,959

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	388	5,348
Common shares received and retired for employee taxes paid	(17)	(27)
Proceeds from exercise of subsidiary warrants, net	99	-
Proceeds from sale of common shares	148	27,813
Payments for offering costs	(57)	(877)
Repayment of lease liability	(15)	-
Net cash provided by financing activities	546	32,257
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(161)	(43)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,084	29,333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	56,277	33,183
At end of the period	$71,361	$62,516

See accompanying notes to the condensed consolidated interim financial statements.

6 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

Lineage Cell Therapeutics, Inc. (“Lineage,” “we,” “us,” or “our”) is a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology and associated development and manufacturing capabilities. From this platform, we design, develop, and manufacture specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. These cells which we manufacture are created by developmental differentiation protocols that we apply to established, well-characterized, and self-renewing pluripotent cell lines. These functional cells are transplanted into patients and are designed to (a) replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or (b) help the body mount a more robust and effective immune response to cancer or infectious diseases.

Our strategy is to efficiently leverage our technology platform and development and manufacturing capabilities to develop and advance our cell therapy programs internally or in conjunction with strategic partners to further enhance their value. As one example, in December 2021, we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and Lineage is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen in the U.S and other major markets.

As of June 30, 2022, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic AMD. There currently are no U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) approved treatment options available for patients with GA. The Phase 1/2a trial enrolled 24 individuals with dry AMD and GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an oligodendrocyte progenitor cell therapy currently in long-term follow-up for a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant by the California Institute for Regenerative Medicine (“CIRM”).

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

7 | Page

We have additional, undisclosed product candidates being considered for development, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as the five product candidates detailed above, but in some cases may also include edited genes.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also may seek to create value from our large patent estate and related technologies through partnering and/or strategic transactions. We founded two companies based on Lineage’s intellectual property that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of June 30, 2022.

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnotes normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lineage’s Annual Report on Form 10-K for the year ended December 31, 2021 ( “2021 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022.

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries of the outstanding shares of its subsidiaries as of June 30, 2022.

Subsidiary	Field of Business	Lineage Ownership		Country
Asterias BioTherapeutics, Inc.	Cell based therapeutics to treat neurological conditions and cancer	100%		USA
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	99	%(1)(2)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%		Singapore
OrthoCyte Corporation	Research in orthopedic diseases and injuries	99.8%		USA

(1)	Includes shares owned by Lineage and ES Cell International Pte. Ltd.
(2)	On July 6, 2022, Hadasit Bio-Holdings Ltd. exercised warrants to purchase 21,999 ordinary shares of Cell Cure. Following such transaction, Lineage’s ownership percentage decreased from approximately 99% to 94%. See Note 15 (Subsequent Events) for additional information.

8 | Page

As of June 30, 2022, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

On June 30, 2022, we had $72.0 million of cash, cash equivalents and marketable equity securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report.

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

As of June 30, 2022, $63.8 million remained available for sale under our at the market offering program. See Note 10 (Shareholders’ Equity) to the condensed consolidated interim financial statements included in this Report for additional information.

We may use our marketable equity securities for liquidity as necessary and as market conditions allow. The market value of our marketable equity securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, the conflict in Ukraine, rising inflation and interest rates, and other macroeconomic factors.

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

Our commitments also include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, royalties, and reimbursement of patent maintenance costs. Sublicense fees are payable to licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments are due to licensors upon our future achievement of certain development and regulatory milestones. Royalties are payable to licensors based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining of license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period.

9 | Page

Significant Accounting Policies

Marketable Equity Securities

Lineage accounts for the shares it holds in OncoCyte and Hadasit Bio-Holdings Ltd (“HBL”) as marketable equity securities in accordance with Accounting Standards Codification (“ASC”) 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below.

The OncoCyte shares have a readily determinable fair values quoted on the NYSE American under trading symbol “OCX”. The HBL shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) under the trading symbol “HDST” where share prices are denominated in New Israeli Shekels (NIS).

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

Collaborative Agreements

In December 2021, Lineage entered into the Roche Agreement for the development and commercialization of OpRegen. Under the terms of the Roche Agreement, Roche agreed to pay Lineage a $50.0 million upfront payment and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory and commercialization milestone payments. Lineage is also eligible to receive tiered double-digit percentage royalties on net sales of OpRegen. See Note 14 (Commitments and Contingencies) for additional information regarding this agreement.

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

10 | Page

As of June 30, 2022, we recorded $40.7 million and $0.8 million of deferred revenue on the condensed consolidated balance sheet, related to the collaboration agreements with each of Roche and Immunomic Therapeutics, Inc., respectively. For the three and six months ended June 30, 2022, we recognized $4.1 million and $9.0 million of revenue, respectively, on the condensed statement of operations, related to the Roche Agreement.

We review collaborative agreements to determine if the accounting treatment falls under Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), or Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”). While these agreements may be within the scope of ASC 808, we may analogize to ASC 606 for some aspects of the agreements.

The terms of our collaborative agreements typically include one or more of the following: (i) upfront fees; (ii) milestone payments related to achievement of development or commercial milestones; (iii) royalties on net sales of licensed products; and (iv) reimbursement of cost-sharing of research and development (“R&D”) expenses. Each of these payments eventually result in collaboration revenues. When a portion of non-refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative agreement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

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

11 | Page

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

Accounts and Grants Receivable, net

Net accounts receivable amounted to $0.5 million and $50.6 million, and grants receivable amounted to $0.2 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively. Net accounts receivable include an allowance for doubtful accounts of approximately $0.1 million as of June 30, 2022 and December 31, 2021, for those amounts deemed uncollectible. Lineage establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables on a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customers operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

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

For the three and six months ended June 30, 2022 and 2021, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

12 | Page

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Six Months Ended June 30, (unaudited)
	2022	2021
Stock options	18,832	17,176
Restricted stock units	967	62

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$70,857	$55,742
Restricted cash included in deposits and other long-term assets (see Note 14 (Commitments and Contingencies))	504	535
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$71,361	$56,277

Stock-Based Compensation

Lineage follows accounting standards governing share-based payments in accordance with ASC 718, Compensation – Stock Compensation, which require the measurement and recognition of compensation expense for all share-based payment awards made to directors and employees based on estimated fair values.

For employee and director stock options, we utilize the Black-Scholes option pricing model for valuing share-based payment awards. Lineage’s determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by the price of Lineage’s common shares as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the expected term of options granted, which is derived using the simplified method, which is an average of the contractual term of the option and its vesting period, as we do not have sufficient historical exercise data upon which to estimate expected term. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the expected term of the awards. Stock option forfeitures are accounted for as they occur.

For restricted stock unit awards (“RSUs”) subject to service and/or performance vesting conditions, the grant-date fair value is established based on the closing price of Lineage’s common shares on such date. Stock-based compensation expense for RSUs subject to only service conditions is recognized on a straight-line basis over the service period. Stock-based compensation expense for RSUs with both service and performance conditions is recognized on a graded basis only if it is probable that the performance condition will be achieved. Lineage accounts for forfeitures of RSUs as they occur in determining stock-based compensation expense. For RSUs subject to a market condition, the grant-date fair value is estimated using a Monte Carlo valuation model. The model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Lineage recognizes stock-based compensation expense for RSUs subject to market-based vesting conditions regardless of whether it becomes probable that the vesting conditions will be achieved, and stock-based compensation expense for such RSUs is not reversed if vesting does not actually occur.

Although the fair value of employee stock options and RSUs are determined in accordance with FASB guidance, changes in the assumptions can materially affect the estimated value and therefore the amount of compensation expense recognized in the condensed consolidated interim financial statements.

13 | Page

Recently Issued Accounting Pronouncements Not Yet Adopted

The following recently issued accounting pronouncement that is not yet effective should be read in conjunction with the recently issued accounting pronouncements discussed in the 2021 10-K.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for Lineage beginning January 1, 2023. Lineage has not yet completed its assessment of the impact of the new standard on its condensed consolidated interim financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In April 2022, the FASB proposed extending the sunset date of this guidance to December 31, 2024. We are currently assessing the impact the new guidance will have on our consolidated financial statements and disclosures.

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended June,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalties	$405	$228	$777	$521

Grant revenues
Israel Innovation Authority (“IIA”)	-	71	-	169
Total grant revenues	-	71	-	169

Revenues from collaborative agreements
Upfront license fees	4,148	36	9,013	36
Reimbursements, cost-sharing payments	-	177	-	177
Total revenues from collaborative agreements	4,148	213	9,013	213

Total revenue	$4,553	$512	$9,790	$903

During the three months ended June 30, 2022, we recognized $4.6 million in total revenue, of which $4.1 million was recognized in collaboration revenues related to the $50.0 million upfront licensing payment from Roche, which was included in deferred revenues at December 31, 2021.

During the six months ended June 30, 2022, we recognized $9.8 million in total revenue, of which $9.0 million was recognized in collaboration revenues related to the upfront payment from Roche, which was included in deferred revenues at December 31, 2021.

Under the Roche Agreement, we are recognizing the upfront payment utilizing an input method of costs incurred over total estimated costs to be incurred.

14 | Page

Accounts receivable and other receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Accounts receivable and other receivable, net (1)(2)	$532	$50,640
Deferred revenues (2)	41,500	50,500

(1)	Accounts receivable and other receivable, net, decreased primarily due to the receipt of the $50.0 million upfront payment under the Roche Agreement, received in January 2022. See Note 14 (Commitments and Contingencies).

(2)	Excludes government grants as Lineage has determined government grants are outside the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).

As of June 30, 2022, the amounts in the transaction price of our contracts with customers, including collaboration partners, and allocated goods and services not yet provided were $43.1 million, of which $41.5 million has been collected and is reported as deferred revenues, and $1.6 million relates to unfulfilled commitments related to the ITI collaboration (see Note 14 (Commitments and Contingencies) for additional information), the latter is currently estimated to be delivered by the end of the second quarter of 2023. Of the total deferred revenues of $41.5 million, approximately $15.7 million is expected to be recognized within the next 12 months.

4. Marketable Equity Securities

As of June 30, 2022, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $1.0 million as of that date, based on the closing price of OncoCyte common stock of $0.90 per share on that date.

As of December 31, 2021, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $2.4 million as of that date, based on the closing price of OncoCyte common stock of $2.17 per share on that date.

For the three months ended June 30, 2022, Lineage recorded a net unrealized loss on marketable equity securities of $0.7 million related to changes in fair market value of OncoCyte common stock price during the quarter.

For the three months ended June 30, 2021, Lineage recorded a net unrealized gain on marketable equity securities of $0.6 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

For the six months ended June 30, 2022, Lineage recorded a net unrealized loss on marketable equity securities of $1.4 million related to changes in fair market value of OncoCyte common stock price during the period.

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

15 | Page

5. Property and Equipment, Net

At June 30, 2022 and December 31, 2021, property and equipment, net was comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Equipment, furniture and fixtures	$3,254	$3,472
Leasehold improvements	2,341	2,539
Right-of-use assets	3,819	4,163
Accumulated depreciation and amortization	(5,545)	(5,302)
Property and equipment, net	$3,869	$4,872

Property and equipment, net at June 30, 2022 and December 31, 2021, includes $79,000 in financing leases, which were fully amortized.

Depreciation and amortization expense amounted to $146,000 and $165,000 for the three months ended June 30, 2022 and 2021, respectively, and $296,000 and $338,000 for the six months ended June 30, 2022 and 2021, respectively.

6. Goodwill and Intangible Assets, Net

At June 30, 2022 and December 31, 2021, goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,386)	(19,321)
Intangible assets, net	$46,757	$46,822

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger (see Note 14 (Commitments and Contingencies) for additional information on the Asterias Merger).

(2)

Asterias had two in-process research and development (“IPR&D”) intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC platform.

(3)

Asterias had royalty cash flows under certain specific patent families it acquired from Geron Corporation. Such patents are expected to continue to generate revenue, are not used in the OPC1 or the VAC platform and are considered to be separate long-lived intangible assets under ASC 805.

(4)	As of June 30, 2022 acquired patents were fully amortized and the acquired royalty contracts had a remaining unamortized balance of approximately $217,000.

16 | Page

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized approximately $32,000 and $33,000 in amortization expense of intangible assets during the three months ended June 30, 2022 and 2021, respectively, and $65,000 and $145,000 during the six months ended June 30, 2022 and June 30, 2021, respectively.

Amortization of intangible assets for periods subsequent to June 30, 2022 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2022	$65
2023	130
2024	22
Total	$217

7. Accounts Payable and Accrued Liabilities

At June 30, 2022 and December 31, 2021, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Accounts payable	$2,589	$3,543
Accrued compensation	1,590	2,162
Accrued liabilities (1)	4,495	22,086
Other current liabilities	10	178
Total	$8,684	$27,969

(1)	The decrease in accrued liabilities was primarily due to a $21.0 million payment by Lineage in accordance with its obligations related to the Roche Agreement (see Note 14 (Commitments and Contingencies)), offset with accrual of litigation settlement amount of $3.5 million (see Note 14 (Commitments and Contingencies)).

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

17 | Page

We have not transferred any instruments between the three levels of the fair value hierarchy.

We measure our money market fund, marketable equity securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows at June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$67,684	$67,684	$-	$-
Marketable equity securities	1,173	1,173	-	-
Liabilities:
Warrants to purchase Cell Cure ordinary shares	4	-	-	4

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$52,324	$52,324	$-	$-
Marketable equity securities	2,616	2,616	-	-
Liabilities:
Warrants to purchase Cell Cure ordinary shares	227	-	-	227

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

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

18 | Page

The following table sets forth the establishment of the fair value of these warrants, as well as a summary of the changes in the fair value and other adjustments (in thousands):

Cell Cure Warrants
Balance as of December 31, 2021	$227
Change in fair value and other adjustments	(223)
Expiration of warrants	-
Balance as of June 30, 2022	$4

Lineage’s marketable equity securities includes the shares of stock of OncoCyte and HBL. Both of these securities have readily determinable fair values quoted on the NYSE American or TASE. These securities are measured at fair value and reported as current assets on the accompanying condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented.

The fair value of Lineage’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

9. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14 (Commitments and Contingencies)), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of which were named defendants in the lawsuits, prior to being dismissed. Through June 30, 2022, Lineage has incurred a total of approximately $620,000 in legal expenses on behalf of the foregoing parties.

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Common Shares

Lineage is authorized to issue 250,000,000 common shares, no par value. As of June 30, 2022 and December 31, 2021, there were 169,748,493 and 169,477,347 common shares issued and outstanding, respectively.

19 | Page

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

In December 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of up to $64.1 million of common shares (which included $14.1 million of its common shares which then remained unsold under the March 2021 Prospectus Supplement) through the ATM program under the Sales Agreement (“December 2021 Prospectus Supplement”). No further sales will be made under the March 2021 Prospectus Supplement.

As of June 30, 2022, Lineage had sold 108,200 common shares under the December 2021 Prospectus Supplement at a weighted average price per share of $2.55 for gross proceeds of $0.3 million. As of June 30, 2022, $63.8 million remained available for sale under the December 2021 Prospectus Supplement.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2021	-	$-	169,477	$434,529	$(337,097)	$(1,323)	$(5,211)	$90,898
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(8)	-	-	-	(8)
Shares issued upon exercise of stock options	-	-	240	189	-	-	-	189
Subsidiary warrant exercise	-	-	-	2	-	-	-	2
Stock-based compensation	-	-	-	1,106	-	-	-	1,106
Foreign currency translation gain	-	-	-	-	-	-	124	124
NET LOSS	-	-	-	-	(7,087)	(6)	-	(7,093)
BALANCE AT MARCH 31, 2022	-	$-	169,727	$435,818	$(344,184)	$(1,329)	$(5,087)	$85,218
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(9)	-	-	-	(9)
Shares issued upon exercise of stock options	-	-	11	10	-	-	-	10
Subsidiary warrant exercise, net	-	-	-	97	-	-	-	97
Stock-based compensation	-	-	-	1,235	-	-	-	1,235
Foreign currency translation gain	-	-	-	-	-	-	1,730	1,730
NET LOSS	-	-	-	-	(6,763)	(19)	-	(6,782)
BALANCE AT JUNE 30, 2022	-	$-	169,748	$437,151	$(350,947)	$(1,348)	$(3,357)	$81,499

20 | Page

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127
Shares issued through ATM	-	-	7,941	19,008	-	-	-	19,008
Shares issued for services	-	-	78	202	-	-	-	202
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(12)	-	-	-	(12)
Shares issued upon exercise of stock options	-	-	942	1,751				1,751
Financing related fees	-	-	-	(173)	-	-	-	(173)
Stock-based compensation	-	-	-	539	-	-	-	539
Foreign currency translation gain	-	-	-	-	-	-	1,576	1,576
NET LOSS	-	-	-	-	(1,416)	(32)	-	(1,448)
BALANCE AT MARCH 31, 2021	-	$-	162,067	$415,259	$(295,494)	$(1,104)	$(2,091)	$116,570
Shares issued through ATM	-	-	2,824	7,874	-	-	-	7,874
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(15)	-	-	-	(15)
Shares issued upon exercise of stock options	-	-	2,116	4,033				4,033
Financing related fees	-	-	-	(26)	-	-	-	(26)
Stock-based compensation	-	-	-	919	-	-	-	919
Shares issued for retirement of stock warrants	-	-	20	2	-	-	-	2
Foreign currency translation gain	-	-	-	-	-	-	(960)	(960)
NET LOSS	-	-	-	-	(4,788)	(8)	-	(4,796)
BALANCE AT JUNE 30, 2021	-	$-	167,037	$428,046	$(300,282)	$(1,112)	$(3,051)	$123,601

Warrants

Cell Cure Warrants – Liability Classified

In July 2017, Cell Cure issued to HBL a warrant to purchase 24,566 ordinary shares at an exercise price of $40.54 per share which expire in July 2022. In March 2022, HBL was issued 50 shares following its cash exercise for those shares, and an additional 50 shares were transacted as a net exercise. In April 2022, HBL was issued 2,467 shares followings its cash exercise for those shares. In July 2022, HBL cash exercised the remaining outstanding warrant to purchase 21,999 shares (see Note 15 (Subsequent Events) for additional information).

An additional warrant to purchase 2,000 ordinary shares issued to Cell Cure consultants is outstanding as of June 30, 2022, the warrant has an exercise price of $40.00 which expire in January 2024.

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 15,000,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As of June 30, 2022, there were 10,492,107 shares available for grant under the 2021 Plan.

As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan or the Asterias 2013 Equity Incentive Award (the “Asterias Equity Plan”).

21 | Page

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	-	-	$-
Options granted	5,731	-	1.39
Options expired/forfeited/cancelled	(496)	-	1.40
RSUs granted (1)	-	994	-
RSUs forfeited	-	(27)	-
June 30, 2022	5,235	967	$1.39
Options exercisable at June 30, 2022	-		$-

(1)	On February 11, 2022, Lineage granted 694,424 RSUs to certain employees, including the Company’s executive officers, to further align management with the achievement of certain development milestones under the Roche Agreement. For each RSU, half of the common shares subject to the RSU will vest in four equal annual installments beginning on the first anniversary of the grant date. The other half of the common shares will vest in connection with the achievement of certain development milestones set forth in the Roche Agreement. Additionally, on March 10, 2022, Lineage granted 300,000 RSUs to Brian Culley, its Chief Executive Officer. 100,000 of these RSUs will vest on or prior to March 9, 2023, and 100,000 will vest on each of the second and third anniversaries of such date, upon the achievement of certain per share performance targets, calculated based on the trailing 20-day volume weighted average price of the Company’s common shares as of the date of determination.

A summary of activity of the 2012 Plan and 2018 inducement option (issued outside of all equity plans) is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	14,643	31	$1.84
RSUs vested	-	(31)	-
Options exercised	(251)	-	0.79
Options expired/forfeited/cancelled	(795)	-	1.84
June 30, 2022	13,597	-	$1.86
Options exercisable at June 30, 2022	8,027		$1.75

22 | Page

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2021	241	$1.57
Options forfeited	(241)	1.57
June 30, 2022	-	$-
Options exercisable at June 30, 2022	-	$-

Stock-based compensation expense

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Six Months Ended June 30, (unaudited)
	2022	2021
Expected life (in years)	6.25	6.24
Risk-free interest rates	2.03%	1.06%
Volatility	73.4%	73.1%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Research and development	$141	$243	$356	$377
General and administrative	1,094	676	1,985	1,081
Total stock-based compensation expense	$1,235	$919	$2,341	$1,458

As of June 30, 2022, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans (including the 2018 inducement option), were $10.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

23 | Page

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

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability (“DTL”) to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The DTL generated by the OncoCyte shares that Lineage holds as of June 30, 2022 is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the DTL. This DTL is determined based on the closing price of the OncoCyte common stock on June 30, 2022. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate the DTL on an annual basis. Therefore, the DTL pertaining to OncoCyte shares, determined based on the actual closing prices on the last trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

In January 2022, Lineage received the $50.0 million upfront payment due under the Roche Agreement (see additional information in Note 14 (Commitments and Contingencies)).

During December 2021, in an intercompany transaction, Lineage acquired the economic rights to Cell Cure’s interest in certain intellectual property. This transaction generated a gain to Cell Cure of $31.7 million which was fully offset by net operating loss carryforwards in Israel. For book and California income tax purposes, this transaction is eliminated in consolidation. For federal income tax purposes, the activities of Lineage’s foreign subsidiaries are not included in the consolidated tax return. However, under the regulations related to global intangible low-taxed income (“GILTI”), the profits of Lineage’s foreign subsidiaries may be included. See further discussion below.

Beginning in 2018, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) subjects a U.S. stockholder to GILTI earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the year ended December 31, 2021, Lineage’s combined foreign entities generated a profit arising from intercompany transactions, resulting in $24.8 million of GILTI. The resulting net income for federal income tax purposes was fully offset by the federal net operating loss carryforwards of the foreign entities.

For years beginning after December 31, 2021, the 2017 Tax Act requires companies to capitalize their research and experimentation expenditures as defined under Section 174 and amortize those expenditures on a straight-line bases over a period of 5 years (15 years for foreign entities). Previously the Company was able to immediately expense such costs. We believe the Company has sufficient federal net operating loss carryforwards to offset the impact of this regulation.

For the three and six months ended June 30, 2022, Lineage did not record a deferred tax benefit.

24 | Page

For the three and six months ended June 30, 2021, Lineage recorded a $169,000 deferred tax benefit that was primarily related to federal net operating losses generated from the three and six months ended June 30, 2021, which was available and indefinite in nature.

13. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the six months ended June 30, 2022, and 2021 is as follows (in thousands):

	Six Months Ended June 30, (unaudited)
	2022	2021
Cash paid during period for interest	$9	$9

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

In April 2020, Lineage subleased 10,000 square feet in the 1010 Atlantic Premises. Base rent under the sublease was $28,000 per month with annual increases of approximately 3%. Base rent for the first month was abated. In addition to base rent and utilities, the sublessee is responsible for a pro-rata portion of increases in operating expenses.

In September 11, 2020, the lease for the 1020 Atlantic Premises was terminated effective as of August 31, 2020, and the lease for the 1010 Atlantic Premises was terminated effective as of September 30, 2020. In connection with the termination of the Alameda Leases, Lineage entered into a sublease for approximately 2,432 square feet of the 1010 Atlantic Premises for a term that commenced on October 1, 2020 and ends on January 31, 2023. Base rent is $14,592 per month with annual increases of 3% each October 1 during the term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000; this amount is included in deposits and other long-term assets as of June 30, 2022.

25 | Page

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

In January 2018, Cell Cure entered into another lease for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility that expires on December 31, 2025, with two five-year extension options (the “January 2018 Lease”). Base rent and construction allowance payments are NIS 93,827 per month (approximately $26,000 per month). Cell Cure provided a $420,000 security deposit to the landlord to be held as restricted cash during the term of the January 2018 Lease, which is included in deposits and other long-term assets on the consolidated balance sheet as of June 30, 2022.

In November 2021, Cell Cure entered into a lease for an additional 133 square meters (approximately 1,432 square feet) of office space in the same facility that commenced on December 1, 2021, and expires on December 31, 2025, with one five year and one approximate three-year extension options. The base monthly rent is NIS 11,880 (approximately US $3,757) and increases to NIS 12,494 (approximately US $3,951) on November 1, 2022.

See Note 15 (Subsequent Events) for additional information regarding a new Cell Cure Lease and modifications to the existing leases.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$508	$438
Operating cash flows from financing leases	9	9
Financing cash flows from financing leases	15	-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	33	32

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2022	December 31, 2021
Operating leases
Right-of-use assets, net	$1,759	$2,372

Right-of-use lease liabilities, current	$593	$801
Right-of-use lease liabilities, noncurrent	1,459	1,941
Total operating lease liabilities	$2,052	$2,742

Financing leases
Right-of-use assets, net	$22	$36

Lease liabilities, current	$13	$13
Lease liabilities, noncurrent	19	23
Total finance lease liabilities	$32	$36

Other current liabilities	$16	$17
Long-term liabilities	-	7
Total finance lease liabilities	$16	$24

Weighted average remaining lease term
Operating leases	3.3 years	3.5 years
Finance leases	1.8 years	2.2 years
Weighted average discount rate
Operating leases	7.8%	7.7%
Finance leases	5.3%	5.7%

26 | Page

Future minimum lease commitments are as follows as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022	$450	$16
2023	531	22
2024	508	12
2025	486	-
2026	407	-

Total lease payments	$2,382	$50
Less imputed interest	(330)	(2)
Total	$2,052	$48

Collaboration Agreements

Roche Agreement

In December 2021, Lineage entered into the Roche Agreement, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies, including Lineage’s proprietary cell therapy known as OpRegen, for the treatment of ocular disorders, including GA secondary to AMD.

Under the terms of the Roche Agreement, Roche paid Lineage a $50.0 million upfront payment and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen in the U.S and other major markets. All regulatory and commercial milestone payments and royalty payments are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalty payments on net sales of OpRegen are subject to financial offsets based on the existence of competing products. Roche assumed responsibility for further clinical development and commercialization of OpRegen. Lineage is responsible for completing activities related to the ongoing clinical study, for which enrollment is complete, and performing certain manufacturing and process development activities.

Unless earlier terminated by either party, the Roche Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all of Roche’s payment obligations under the agreement. Roche may terminate the agreement in its entirety, or on a product-by-product or country-by-country basis, at any time with advance written notice. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events involving the other party.

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Subsequently, Lineage, via Cell Cure, paid $12.1 million to the Israel Innovation Authority (“IIA”), and $8.9 million to Hadasit Medical Research Services and Development Ltd. (“Hadasit”). Such payments were made in accordance with obligations under the Innovation Law (as discussed below) and under the terms of Cell Cure’s agreements with Hadasit discussed below. The payment to Hadasit was reduced by $1.9 million in accordance with the provisions of such agreements discussed below that reduce the sublicensing fee payable to Hadasit for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs are not incurred within five years after the execution of the Roche Agreement, Cell Cure will be required to pay Hadasit 21.5% of the amount of costs not incurred.

27 | Page

ITI Collaboration Agreement

Under Lineage’s collaborative agreement with Immunomic Therapeutics, Inc., Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to a VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate.

Agreements with Hadasit and IIA

The OpRegen program has been supported in part with licenses to technology obtained from Hadasit, the technology transfer company of Hadassah Medical Center, and through a series of research grants from the IIA, an independent agency created to address the needs of global innovation ecosystems. A subset of the intellectual property underlying OpRegen was originally generated at Hadassah Medical Center and licensed to Cell Cure for further development.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage is obligated to pay the IIA approximately 24.3% of the upfront, milestone, and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of June 30, 2022, the aggregate cap amount was approximately $90.6 million.

Pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between Cell Cure and Hadasit, and a certain letter agreement entered into on December 17, 2021, Hadasit was entitled to, and was paid, a sublicensing fee of 21.5% of the $50.0 million upfront payment under the Roche Agreement (subject to certain reductions, including for costs related to Lineage’s performance obligations under the Roche Agreement) and of any milestone payments, and up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives under the Roche Agreement. The letter agreement generally terminates upon the termination of the Roche Agreement.

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

28 | Page

Lineage and CRT effectuated the option by simultaneously entering into a license agreement (the “CRT License Agreement”) pursuant to which Lineage agreed to pay the previously agreed signature fee of £1,250,000 (approximately $1.6 million). For the primary licensed product for the first indication, the CRT License Agreement provides for milestone fees of up to £8,000,000 based upon initiation of a Phase 3 clinical trial and the filing for regulatory approval and up to £22,500,000 in sales-based milestones payments. Additional milestone fees and sales-based milestone payments would be payable for other products or indications, and mid-single-digit royalty payments are payable on sales of commercial products.Not

Either party may terminate the CRT License Agreement for the uncured material breach of the other party. CRT may terminate the CRT License Agreement in the case of Lineage’s insolvency or if Lineage ceases all development and commercialization of all products under the CRT License Agreement.

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

Asterias Merger

In November 2018, Lineage, Asterias Biotherapeutics, Inc. (“Asterias”) and Patrick Merger Sub, Inc., a wholly owned subsidiary of Lineage, entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Lineage agreed to acquire all of the outstanding common stock of Asterias in a stock-for-stock transaction (the “Asterias Merger”). On March 7, 2019, the shareholders of each of Lineage and Asterias approved the Merger Agreement. On March 8, 2019, the Asterias Merger closed with Asterias surviving as a wholly owned subsidiary of Lineage. Lineage issued 24,695,898 common shares, including 58,085 shares issued in respect of RSUs issued by Asterias that immediately vested in connection with the closing of the Asterias Merger. The aggregate dollar value of such shares, based on the closing price of Lineage common shares on March 8, 2019, was $32.4 million. The total purchase price was $52.6 million, inclusive of liabilities assumed by Lineage.

In October 2019, a putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants. The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the consideration was inadequate, and that the proxy statement filed by Asterias with the SEC in connection with the Asterias Merger was materially misleading because it omitted certain material information. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. In December 2019, the defendants moved to dismiss the complaint. In September 2020, the Chancery Court denied the motion to dismiss as to Lineage and certain members of the Asterias board of directors, and it granted the motion to dismiss as to all other defendants. In October 2020, the remaining defendants filed an answer to the complaint.

In April 2022, the parties reached an agreement in principle to settle this litigation, which would result in payment to the putative class of approximately $10.7 million and dismissal of the lawsuit with prejudice and without any admission of liability or fault by defendants. Of such amount, Lineage expects to contribute approximately $3.5 million, with the balance to be paid by insurance. The proposed settlement is subject to the negotiation and execution of a settlement agreement and court approval thereof. Although the parties have reached an agreement in principle to settle, there is no assurance that a final settlement will be achieved and approved by the court. If the litigation is not settled, then Lineage will continue to vigorously defend the lawsuit and trial is currently scheduled to begin in October 2022.

29 | Page

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

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements. Accordingly, Lineage has not recorded any liabilities for these agreements as of June 30, 2022 or December 31, 2021.

Royalty Obligations and License Fees

We have licensing agreements with research institutions, universities and other parties providing us with certain rights to use intellectual property in conducting research and development activities in exchange for the payment of royalties on future product sales, if any. In addition, in order to maintain these licenses and other rights, we must comply with various conditions including the payment of patent related costs and annual minimum maintenance fees.

As part of the Asterias Merger, Lineage acquired certain royalty revenues for cash flows generated under certain patent families that Asterias acquired from Geron Corporation. Lineage continues to make royalty payments to Geron for royalties generated from these patents.

15. Subsequent Events

HBL Warrant Exercise

On July 6, 2022, HBL exercised warrants to purchase 21,999 ordinary shares of Cell Cure resulting in proceeds to Cell Cure of approximately $890,000. As a result of this transaction, Lineage’s ownership percent of Cell Cure decreased from approximately 99% to 94%.

Cell Cure Leases

On August 1, 2022, Cell Cure entered into a new lease for 300 square meters (approximately 3,229 square feet) of office and laboratory space in Jerusalem, Israel that expires December 31, 2027, with an option to extend the lease for five years. Base monthly rent is 16,350 NIS (approximately $4,800 per month). Upon execution of the new lease, Cell Cure amended the three existing Cell Cure Leases covering a total of 1,796 square meters (identified in Note 14 (Commitments and Contingencies)), extending their lease termination dates from December 31, 2025 to December 31, 2027, with no additional increase in monthly base rents. As a result of these transactions, our financial obligations for total rent payments for the facilities in which Cell Cure operates increased from $2.2 million to $3.5 million (as discussed below in the section Future Funding Requirements within Management’s Discussion and Analysis of Financial Condition and Results of Operations).

30 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and notes thereto included in this Report and our audited financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Company and Business Overview

We are a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology and associated development and manufacturing capabilities. From this platform, we design, develop, and manufacture specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. These cells which we manufacture are created by developmental differentiation protocols that we apply to established, well-characterized, and self-renewing pluripotent cell lines. These functional cells are transplanted into patients and are designed to (a) replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or (b) help the body mount a more robust and effective immune response to cancer or infectious diseases.

Our strategy is to efficiently leverage our technology platform and development and manufacturing capabilities to develop and advance our cell therapy programs internally or in conjunction with strategic partners to further enhance their value. As one example, in December 2021, we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and Lineage is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen in the U.S and other major markets.

As of the date of this filing, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic AMD. There currently are no U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) approved treatment options available for patients with GA. The Phase 1/2a trial enrolled 24 individuals with dry AMD and GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

31 | Page

●	OPC1, an oligodendrocyte progenitor cell therapy currently in long-term follow-up for a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant by the California Institute for Regenerative Medicine (“CIRM”).

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

We have additional, undisclosed product candidates being considered for development, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as the five product candidates detailed above, but in some cases may also include edited genes.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also may seek to create value from our large patent estate and related technologies through partnering and/or strategic transactions. We founded two companies based on Lineage intellectual property that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of June 30, 2022.

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2021 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have not been any changes to our significant accounting policies or their application since we filed our 2021 10-K.

32 | Page

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

Revenues and Cost of Sales

The tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands):

	Three Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Collaboration revenues	$4,148	$213	$3,935	1,847%
Royalties	405	228	177	78%
Grant revenues	-	71	(71)	(100)%
Total revenues	4,553	512	4,041	789%
Cost of sales	(215)	(125)	(90)	72%
Gross profit	$4,338	$387	$3,951	1,021%

	Six Months Ended June 30, (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Collaboration revenues	$9,013	$213	$8,800	4,131%
Royalties	777	521	256	49%
Grant revenues	-	169	(169)	(100)%
Total revenues	9,790	903	8,887	984%
Cost of sales	(391)	(237)	(154)	65%
Gross profit	$9,399	$666	$8,733	1,311%

For the three months ended June 30, 2022, the $4.0 million increase in total revenues was due to a $3.9 million increase in collaboration revenues related to the current quarter recognition of the $50.0 million upfront payment under the Roche Agreement, which was included in deferred revenues at December 31, 2021 (see Note 3 (Revenue) for additional information) and a $0.2 million increase in royalties, offset by a $0.1 million decrease in grant revenues due to no grant-related activities incurred during the current quarter.

For the six months ended June 30, 2022, the $8.9 million increase in total revenues was due to a $8.8 million increase in collaboration revenues related to the current period recognition of the $50.0 million upfront licensing payment under the Roche Agreement, which was included in deferred revenues at December 31, 2021 (see Note 3 (Revenue) for additional information) and a $0.3 million increase in royalties, offset by a $0.2 million decrease in grant revenues due to no grant-related activities incurred during the current year period.

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

33 | Page

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

The tables below show our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended June 30 (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$3,302	$2,931	$371	13%
General and administrative expenses	5,270	4,536	734	16%

	Six Months Ended June (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$6,290	$6,325	$(35)	(1)%
General and administrative expenses	13,739	8,471	5,268	62%

The tables below shows our total research and development expenses by program for the periods presented (in thousands).

	Three Months Ended June 30, (unaudited)
	Amount		Percent of Total
Program	2022	2021	2022	2021
OpRegen® and other ophthalmic applications	$1,137	$1,030	34%	35%
OPC1	1,139	1,461	35%	50%
VAC platform	703	424	21%	14%
ANP1	173	-	5%	-%
PNC1	130	-	4%	-%
All other programs	20	16	1%	1%
Total research and development expenses	$3,302	$2,931	100%	100%

	Six Months Ended June 30, (unaudited)
	Amount		Percent of Total
Program	2022	2021	2022	2021
OpRegen® and other ophthalmic applications	$2,290	$2,127	36%	34%
OPC1	2,065	3,127	33%	49%
VAC platform	1,430	1,011	23%	16%
ANP1	235	-	4%	-%
PNC1	245	-	4%	-%
All other programs	25	60	-%	1%
Total research and development expenses	$6,290	$6,325	100%	100%

34 | Page

Research and development expenses. For the three months ended June 30, 2022, the $0.4 million increase in total research and development expenses is mainly attributable to: (i) a $0.1 million increase in expenses related to our OpRegen program, attributable primarily to development activities related to the Roche Agreement; (ii) a $0.3 million net decrease in expenses related to our OPC1 program, primarily related to a decrease in manufacturing activities for the program; (iii) a $0.3 million increase in expenses related to our VAC program, primarily related to manufacturing improvement activities; (iv) a $0.2 million increase in expenses related to our ANP1 program, primarily related to manufacturing activities for the new auditory neuron cell therapy program; and (v) a $0.1 million increase in expenses related to our PNC1 program, primarily related to research and development activities for the new photoreceptor neural cell transplant therapy program.

For the six months ended June 30, 2022, the total research and development expenses were relatively unchanged, with the following programs having offsetting variances: (i) a $0.2 million increase in expenses related to our OpRegen program, attributable primarily to development activities related to the Roche Agreement; (ii) a $1.0 million net decrease in expenses related to our OPC1 program, primarily related to a decrease in licensing fees, and manufacturing activities for the program; (iii) a $0.4 million increase in expenses related to our VAC program, primarily related to manufacturing improvement activities; (iv) a $0.2 million increase in expenses related to our ANP1 program, primarily related to manufacturing activities for the new auditory neuron cell therapy program; and (v) a $0.2 million increase in expenses related to our PNC1 program, primarily related to research and development activities for the new photoreceptor neural cell transplant therapy program.

General and administrative expenses. For the three months ended June 30, 2022, the $0.7 million increase in general and administrative expenses was primarily attributable to $0.4 million increase in employee salaries and benefits and a $0.5 million increase in stock-based compensation related expenses (see Note 11 (Stock-Based Awards) for additional information on stock-based compensation), partially offset by $0.2 million in lower investor relation expenses.

For the six months ended June 30, 2022, the $5.3 million increase in general and administrative expenses was primarily attributable to an accrual for a non-recurring legal settlement in principle of $3.5 million as described in Note 14 (Commitments and Contingencies), a $0.7 million increase in employee salaries and benefits, a $0.9 million increase in stock-based compensation related expenses (see Note 11 (Stock Based-Awards) for additional information on stock-based compensation), and a $0.4 million increase in expenses for audit and tax services, partially offset by a $0.3 million decrease in patent related costs.

Other income and (expenses), net

The tables below show our other income and (expense), net, for the periods presented (in thousands):

	Three Months Ended June 30, (unaudited)
	2022	2021
Other income (expenses), net
Interest income (expenses), net	$51	$(3)
Gain on extinguishment of debt	-	523
Unrealized (loss) gain on marketable equity securities	(709)	590
Gain on revaluation of warrant liability	2	35
Other income (expenses), net	(1,892)	970
Total other income (expenses), net	$(2,548)	$2,115

35 | Page

	Six Months Ended June 30, (unaudited)
	2022	2021
Other income (expenses), net
Interest income (expenses), net	$51	$(1)
Gain on sale of marketable equity securities	-	6,024
Gain on extinguishment of debt	-	523
Unrealized (loss) gain on marketable equity securities	(1,444)	1,830
Gain on revaluation of warrant liability	223	52
Other expenses, net	(2,075)	(711)
Total other income (expenses), net	$(3,245)	$7,717

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

We also account for the shares we hold in Hadasit Bio-Holdings as marketable equity securities. These shares are carried at fair market value on our consolidated balance sheets. The accounting transactions for these shares were not material for either of the three and six months ended June 30, 2022 and 2021.

Other income and (expenses), net. Other expenses, net, for each of the three and six months ended June 30, 2022 and 2021 consisted primarily of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd., changes in the fair value of warrants issued by Cell Cure, and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable (net) by Cell Cure to Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability based on the closing price of OncoCyte common stock, less our tax basis in the shares. The deferred tax liability (“DTL”) generated by the OncoCyte shares we hold as of June 30, 2022, is a source of future taxable income to us, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of our deferred tax assets to the extent of the deferred tax liability. This DTL is determined based on the closing price of the OncoCyte common stock as of June 30, 2022. Due to the inherent unpredictability of future price of OncoCyte common stock, we cannot reliably estimate the DTL on an annual basis. Therefore, the DTL pertaining to the OncoCyte shares we own, determined based on the actual closing price on the last trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

For the three and six months ended June 30, 2022, Lineage did not record a deferred tax benefit.

For the three and six months ended June 30, 2021 Lineage recorded a $169,000 deferred tax benefit that was primarily related to federal net operating losses generated from the three and six months ended June 30, 2021, which was available and indefinite in nature.

36 | Page

We expect that deferred income tax expense or benefit we record each reporting period, if any, will vary depending on the change in the closing price of OncoCyte common stock from period to period and the related changes in the DTLs and our deferred tax assets and other credits, including changes in the valuation allowance, for each period.

Liquidity and Capital Resources

Liquidity

At June 30, 2022, we had $72.0 million of cash, cash equivalents and marketable equity securities.

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

As of June 30, 2022, $63.8 million remained available for sale under our at the market offering program. See Note 10 (Shareholders’ Equity) to the condensed consolidated interim financial statements included in this Report for additional information.

We may use our marketable equity securities for liquidity as necessary and as market conditions allow. The market value of our marketable equity securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, the conflict in Ukraine, rising inflation and interest rates, and other macroeconomic factors.

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

Our commitments also include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, redemption fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are payable to licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Redemption fees due to the Israel Innovation Authority (the “IIA”) under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement (see Note 14 (Commitments and Contingencies) for additional information). Milestone payments are due to licensors upon our future achievement of certain development and regulatory milestones. Royalties are payable to licensors based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining of license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period.

37 | Page

Cash Flows

Cash flows provided by (used in) operating activities

Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2022, which primarily reflects the net changes in assets and liabilities of $22.5 million, plus the $2.7 million in non-cash expenses for stock-based compensation and depreciation and amortization, less the loss from operations of $10.6 million. The change in assets and liabilities was impacted by the receipt of the $50.0 million upfront payment under the Roche Agreement, and subsequent related payments to the IIA and Hadasit (see Note 14 (Commitments and Contingencies) to the condensed consolidated interim financial statements included in this Report for further explanation), partially offset by the accrual of the litigation settlement also as described in Note 14 (Commitments and Contingencies). The unrealized loss on marketable equity securities and foreign currency remeasurement had no effect on the cash flows.

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

Cash flows used (provided) by investing activities

Cash used by investing activities for the six months ended June 30, 2022 was $0.1 million and related to the purchase of equipment.

Cash provided by investing activities of $10.0 million for the six months ended June 30, 2021 was associated primarily of $10.1 million of proceeds from sales of a portion of our OncoCyte holdings, offset by purchases of equipment of $0.1 million.

Cash flows provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2022 was $0.5 million and consisted of $0.4 million of proceeds from the exercise of employee stock options, $0.1 million of proceeds from the sale of common shares under our at the market offering program, and $0.1 million of proceeds from the exercise of warrants to purchase shares of Cell Cure, offset by $0.1 million in financing costs.

Cash provided by financing activities of $32.3 million for the six months ended June 30, 2021 consisted primarily of $26.9 million of net proceeds from the sale of common shares and $5.3 million of proceeds from the exercise of employee stock options.

Future Funding Requirements

At June 30, 2022, we had an accumulated deficit of approximately $350.9 million. We expect to continue to incur losses for at least the next several years. We expect that our operating expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. As a result, we will need significant additional capital to fund our operations. Our determination as to when we will seek additional capital and the amount of additional capital that we will need will be based on our evaluation of the progress we make in our research and development programs, changes to the scope and focus of those programs, changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. If we are unable to raise additional capital when and as needed, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites.

We may seek to obtain the additional capital we may need through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration agreements. We cannot assure that adequate additional capital will be available on favorable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common shares to decline, and the issuance of additional equity securities could result in the dilution of the interests of our current shareholders. If we obtain additional capital through strategic alliances and licensing or collaboration agreements, we may be required to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us. The unavailability or inadequacy of additional capital to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our current planned operations. Our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, the conflict in Ukraine, rising inflation and interest rates, and other macroeconomic factors.

38 | Page

We evaluated our projected cash flows, and we believe that our $72.0 million in cash, cash equivalents and marketable equity securities at June 30, 2022, provide sufficient liquidity to carry out our current planned operations (including our estimated financial obligation under the potential settlement of litigation discussed in Note 14 (Commitments and Contingencies)), through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaborative agreements, and proceeds we receive from sales under our at the market offering program. Under the terms of the operating leases for the facilities from which Cell Cure operates, a total of $2.2 million of rent payments will become due, of which $0.3 million will become due in 2022. See Note 14 (Commitments and Contingencies) and Note 15 (Subsequent Events) to the condensed consolidated interim financial statements included in this Report for additional information regarding our contractual obligations for rent payments related to the facilities in which Cell Cure operates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our Chief Executive Officer and interim Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

39 | Page

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

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our 2021 10-K, in addition to other information in this Report, before investing in our common shares. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common shares could decline, and you may lose all or part of your investment. Except as described below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2021 10-K

Geopolitical risks associated with the ongoing military conflict between Russia and Ukraine could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

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

We may be adversely affected by the effects of inflation and other macroeconomic factors.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we may experience cost increases. Changes in other economic conditions, including rising interest rates, ongoing pandemics, including the COVID-19 pandemic, lower consumer confidence, volatile equity capital markets and ongoing supply chain disruptions and the impacts of the war in Ukraine, may also affect our business. Although we may take measures to mitigate the effects of economic conditions, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when the benefits of such measures and the effects of such conditions impact our results of operations. Given these economic considerations, among other potential consequences, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations sooner than expected, which may not be available in sufficient amounts or on reasonable terms, if at all. See also the risk factor titled “We will need to issue additional equity or debt securities in order to raise additional capital needed to pay our operating expenses” in our 2021 10-K. In addition, if the risks described in this paragraph materialize, the possibility of other risks described in our 2021 10-K materializing and/or the impact thereof may increase.

40 | Page

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1*+	Form of Indemnification Agreement for directors and executive officers of the registrant
31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management contract or compensatory plan

# Furnished herewith

41 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: August 11, 2022	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

42 | Page