Form 10-Q
period 2022-09-30
Lineage Cell Therapeutics, Inc.
filed 2022-11-10
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 001-12830

Lineage Cell Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

California	94-3127919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2173 Salk Avenue, Suite 200

Carlsbad, California 92008

(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code) (442) 287-8990

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares	LCTX	NYSE American

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

The number of common shares outstanding as of November 4, 2022 was 169,976,335

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

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and product development activities;

●	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;

●	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the potential of our cell therapy platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights; and

●	the effects on our operations of pandemics, including the COVID-19 pandemic, the war in Ukraine, rising inflation and interest rates.

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

2 | Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,752	$55,742
Marketable securities (Notes 4 and 5)	41,603	2,616
Accounts and grants receivable, net (Note 3)	434	50,840
Prepaid expenses and other current assets	1,720	2,351
Total current assets	68,509	111,549

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 14)	4,652	4,872
Deposits and other long-term assets	591	630
Goodwill	10,672	10,672
Intangible assets, net	46,724	46,822
TOTAL ASSETS	$131,148	$174,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,807	$27,969
Lease liabilities, current portion (Note 14)	543	801
Financing lease, current portion (Note 14)	25	30
Deferred revenues (Note 3)	12,364	18,119
Liability classified warrants, current portion	-	197
Total current liabilities	22,739	47,116

LONG-TERM LIABILITIES
Deferred tax liability	2,076	2,076
Deferred revenues, net of current portion (Note 3)	26,544	32,454
Lease liability, net of current portion (Note 14)	2,216	1,941
Financing lease, net of current portion (Note 14)	16	30
Liability classified warrants and other long-term liabilities	4	30
TOTAL LIABILITIES	53,595	83,647

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common shares, no par value, 250,000 shares authorized; 169,886 and 169,477 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	439,148	434,529
Accumulated other comprehensive loss	(3,184)	(5,211)
Accumulated deficit	(357,016)	(337,097)
Lineage Cell Therapeutics, Inc. shareholders’ equity	78,948	92,221
Noncontrolling (deficit)	(1,395)	(1,323)
Total shareholders’ equity	77,553	90,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,148	$174,545

See accompanying notes to the condensed consolidated interim financial statements.

3 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Collaboration revenues	$2,592	$293	$11,605	$506
Royalties	406	1,909	1,183	2,430
Grant revenues	-	68	-	237
Total revenues	2,998	2,270	12,788	3,173

Cost of sales	(235)	(985)	(626)	(1,222)

Gross profit	2,763	1,285	12,162	1,951

OPERATING EXPENSES:
Research and development	3,592	2,811	9,883	9,136
General and administrative	4,422	5,317	18,160	13,788
Total operating expenses	8,014	8,128	28,043	22,924
Loss from operations	(5,251)	(6,843)	(15,881)	(20,973)
OTHER INCOME/(EXPENSES):
Interest income (expense), net	384	1	435	(1)
Gain on sale of marketable securities	-	-	-	6,024
Unrealized loss on marketable equity securities	(233)	(2,450)	(1,677)	(621)
Gain on extinguishment of debt	-	-	-	523
Gain on revaluation of warrant liability	-	53	223	105
Other income (expense), net	(475)	393	(2,550)	(318)
Total other income/(expense), net	(324)	(2,003)	(3,569)	5,712
LOSS BEFORE INCOME TAXES	(5,575)	(8,846)	(19,450)	(15,261)

Income tax (expense)/benefit	(541)	1,012	(541)	1,181
NET LOSS	(6,116)	(7,834)	(19,991)	(14,080)

Net loss attributable to noncontrolling interest	47	11	72	51

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(6,069)	$(7,823)	$(19,919)	$(14,029)

NET LOSS PER COMMON SHARE:
BASIC	$(0.04)	$(0.05)	$(0.12)	$(0.09)
DILUTED	$(0.04)	$(0.05)	$(0.12)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	169,786	167,624	169,722	163,120
DILUTED	169,786	167,624	169,722	163,120

See accompanying notes to the condensed consolidated interim financial statements.

4 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET LOSS	$(6,116)	$(7,834)	$(19,991)	$(14,080)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	323	(382)	2,177	234
Unrealized loss on marketable debt securities	(150)	-	(150)	-
COMPREHENSIVE LOSS	(5,943)	(8,216)	(17,964)	(13,846)
Less: Comprehensive loss attributable to noncontrolling interest	47	11	72	51
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC. COMMON SHAREHOLDERS	$(5,896)	$(8,205)	$(17,892)	$(13,795)

5 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(19,919)	$(14,029)
Net loss allocable to noncontrolling interest	(72)	(51)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash provided by (used in) operating activities:
Gain on sale of marketable securities	-	(6,024)
Unrealized loss on marketable equity securities	1,677	621
Gain on extinguishment of debt	-	(523)
Depreciation expense, including amortization of leasehold improvements	441	504
Change in right-of-use assets and liabilities	(24)	19
Amortization of intangible assets	113	178
Accretion of income on marketable debt securities	(186)	-
Stock-based compensation	3,328	2,601
Common stock issued for services	-	202
Gain on revaluation of warrant liability	(223)	(105)
Deferred tax benefit	-	(1,181)
Foreign currency remeasurement and other gain	2,668	295
Changes in operating assets and liabilities:
Accounts and grants receivable (Note 3)	50,206	(104)
Prepaid expenses and other current assets	517	(1,229)
Accounts payable and accrued liabilities (Note 8)	(17,573)	354
Deferred revenue and other liabilities (Note 3)	(11,591)	784
Net cash provided by (used in) operating activities	9,362	(17,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable debt securities	(40,628)	-
Proceeds from the sale of OncoCyte common shares	-	10,064
Proceeds from the sale of HBL common shares	-	21
Purchase of equipment	(429)	(194)
Net cash (used in) provided by investing activities	(41,057)	9,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	506	6,269
Common shares received and retired for employee taxes paid	(17)	(41)
Proceeds from exercise of subsidiary warrants, net	991	-
Proceeds from sale of common shares	148	30,741
Payments for offering costs	(95)	(980)
Repayment of lease liability	(23)	(13)
Net cash provided by financing activities	1,510	35,976
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(795)	(34)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,980)	28,145
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	56,277	33,183
At end of the period	$25,297	$61,328
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$13	$12

See accompanying notes to the condensed consolidated interim financial statements.

6 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

Lineage Cell Therapeutics, Inc. (“Lineage,” “we,” “us,” or “our”) is a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology and associated development and manufacturing capabilities. From this platform, we design, develop, and manufacture specialized human cells with anatomical and physiological functions similar, or identical to, cells found naturally in the human body. These cells which we manufacture are created by developmental differentiation protocols that we apply to established, well-characterized, and self-renewing pluripotent cell lines. These functional cells are transplanted into patients and are designed to (a) replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or (b) help the body mount a more robust and effective immune response to cancer or infectious diseases.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our cell therapy programs internally or in certain cases in conjunction with strategic partners to further enhance their value. As one example, in December 2021, we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets.

As of September 30, 2022, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic AMD. There currently are no U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) approved treatment options available for patients with GA. The Phase 1/2a trial enrolled 24 individuals with dry AMD and GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an oligodendrocyte progenitor cell treatment currently in long-term follow-up for a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine (“CIRM”).

●

VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”). This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. We also have another VAC-based product candidate in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss (“DHL”).

●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

7 | Page

We have additional, undisclosed product candidates being considered for development, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as the five product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also may seek to create value from our large patent estate and related technologies through partnering and/or strategic transactions. In addition to the Roche Agreement, we founded two companies based on Lineage’s intellectual property that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of September 30, 2022.

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries of the outstanding shares of its subsidiaries as of September 30, 2022.

Subsidiary	Field of Business	Lineage Ownership		Country
Asterias BioTherapeutics, Inc.	Cell based therapeutics to treat neurological conditions and cancer	100%		USA
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	94	%(1)(2)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%		Singapore
OrthoCyte Corporation	Research in orthopedic diseases and injuries	99.8%		USA

(1)	Includes shares owned by Lineage and ES Cell International Pte. Ltd.

(2)	As of December, 31, 2021 our ownership percentage of Cell Cure was approximately 99%. In July 2022, Hadasit Bio-Holdings Ltd. exercised warrants to purchase 21,999 ordinary shares of Cell Cure. Lineage’s ownership percentage of Cell Cure decreased as a result of the warrant exercise. As of September 30, 2022, our ownership percentage of Cell Cure was approximately 94%.

8 | Page

As of September 30, 2022, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

On September 30, 2022, we had $66.4 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report.

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

As of September 30, 2022, $63.8 million remained available for sale under our at the market offering program. See Note 11 (Shareholders’ Equity) to the condensed consolidated interim financial statements included in this Report for additional information.

We may use our marketable securities for liquidity as necessary and as market conditions allow. The market value of our marketable securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, the conflict in Ukraine, rising inflation and interest rates, and other macroeconomic factors.

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

9 | Page

Significant Accounting Policies

Marketable Debt Securities

Lineage accounts for its holdings of U.S. Treasury securities in accordance with Accounting Standards Codification (“ASC”) 320-10-50, Debt Securities. All marketable debt securities have been classified as “available-for-sale” and are carried at estimated fair value. Unrealized gains and losses are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains or losses on available-for-sale debt securities are included in other income (expense), net. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s condensed consolidated statement of operations. In accordance with the Company’s investment policy, management invests in debt securities with high credit quality, including U.S. government securities.

Lineage reviews all its investments for other-than-temporary declines in estimated fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the security. If a credit loss does exist for available-for-sale debt securities and should be recognized, an allowance will be recorded rather than a write-down to the amortized costs basis. To date, no such credit losses have occurred or have been recorded. See Note 4 (Marketable Debt Securities) for additional information.

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

The OncoCyte shares have a readily determinable fair values quoted on the NYSE American under trading symbol “OCX”. The HBL shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) under the trading symbol “HDST” where share prices are denominated in New Israeli Shekels (NIS). See Note 5 (Marketable Equity Securities) for additional information.

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

10 | Page

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

In April 2021, Lineage entered a worldwide license and collaboration agreement with Immunomic Therapeutics, Inc. for the development and commercialization of an allogeneic version of an immunomic oncology target utilizing the VAC platform. Under the terms of this agreement, Lineage is entitled to upfront licensing fees totaling up to $2.0 million, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage also will be eligible to receive royalties up to 10% on net sales of future products.

As of September 30, 2022, we recorded $38.1 million and $0.8 million of deferred revenue on the condensed consolidated balance sheet, related to the collaboration agreements with each of Roche and Immunomic Therapeutics, Inc., respectively. For the three and nine months ended September 30, 2022, we recognized $2.6 million and $11.6 million of revenue, respectively, on the condensed statement of operations, related to the Roche Agreement. See Note 3 (Revenue) for additional information.

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

11 | Page

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

Accounts and Grant Receivable, net

Net accounts receivable amounted to $0.4 million and $50.6 million as of September 30, 2022 and December 31, 2021, respectively. Net accounts receivable include an allowance for doubtful accounts of approximately $0.1 million as of September 30, 2022 and December 31, 2021, for those amounts deemed uncollectible. Lineage establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables on a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customers operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

12 | Page

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

For the three and nine months ended September 30, 2022 and 2021, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Nine Months Ended September 30, (unaudited)
	2022	2021
Stock options	17,972	17,207
Restricted stock units	939	46

Cash and cash equivalents

Lineage considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, Lineage had $14.7 million and $52.3 million in U.S. Treasuries securities and money market funds, respectively, considered to be cash equivalents.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet dates that comprise the total of the same such amounts shown in the condensed consolidated statements of cash flows for all periods presented herein (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$24,752	$55,742
Restricted cash included in deposits and other current assets (see Note 14 (Commitments and Contingencies))	545	535
Total cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows	$25,297	$56,277

13 | Page

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for Lineage beginning January 1, 2023. We are currently assessing the new guidance and we believe this will not have a significant impact on our consolidated financial statements.

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

14 | Page

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended September,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalties	$406	$1,909	$1,183	$2,430

Grant revenues
Israel Innovation Authority (“IIA”)	-	68	-	237
Total grant revenues	-	68	-	237

Revenues from collaborative agreements
Upfront license fees	2,592	36	11,605	72
Event-based development milestones	-	72	-	72
Reimbursements, cost-sharing payments	-	185	-	362
Total revenues from collaborative agreements	2,592	293	11,605	506

Total revenue	$2,998	$2,270	$12,788	$3,173

During the three months ended September 30, 2022, we recognized $3.0 million in total revenue, of which $2.6 million was recognized in collaboration revenues related to the $50.0 million upfront payment from Roche, which was included in deferred revenues at December 31, 2021.

During the nine months ended September 30, 2022, we recognized $12.8 million in total revenue, of which $11.6 million was recognized in collaboration revenues related to the $50.0 million upfront payment from Roche, which was included in deferred revenues at December 31, 2021.

We are recognizing the $50.0 million upfront payment under the Roche Agreement, utilizing an input method of costs incurred over total estimated costs to be incurred.

Accounts receivable and other receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Accounts receivable and other receivable, net (1)(2)	$435	$50,640
Deferred revenues (2)	38,908	50,500

(1)	Accounts receivable and other receivable, net, decreased primarily due to the receipt of the $50.0 million upfront payment under the Roche Agreement, received in January 2022. See Note 14 (Commitments and Contingencies).

(2)	Excludes government grants as Lineage has determined government grants are outside the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).

As of September 30, 2022, the amounts in the transaction price of our contracts with customers, including collaboration partners, and allocated goods and services not yet provided were $40.5 million, of which $38.9 million has been collected and is reported as deferred revenues, and $1.6 million relates to unfulfilled commitments related to the ITI collaboration (see Note 14 (Commitments and Contingencies) for additional information), the latter is currently estimated to be delivered by the end of the third quarter of 2023. Of the total deferred revenues of $38.9 million, approximately $12.4 million is expected to be recognized within the next 12 months.

15 | Page

4. Marketable Debt Securities

The following table is a summary of available-for-sale debt securities in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheet as of September 30, 2022 (in thousands):

	September 30, 2022 (unaudited)
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$48,646	$1	$(151)	$48,496
Total	48,646	1	(151)	48,496

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of September 30, 2022. We believe that the individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable securities to their maturity.

As of September 30, 2022, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
	(unaudited)
Available-for-sale securities maturing:
In one year or less	$48,646	$48,496
Total available-for-sale securities	48,646	48,496

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at September 30, 2022.

As of September 30, 2022 the Company had $7.8 million in marketable debt securities which were classified as cash equilavents on the condensed consolidated balance sheet. As of December 31, 2021 the Company did not have any available-for-sale debt securities.

5. Marketable Equity Securities

As of September 30, 2022, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $0.8 million as of that date, based on the closing price of OncoCyte common stock of $0.73 per share on that date.

As of December 31, 2021, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $2.4 million as of that date, based on the closing price of OncoCyte common stock of $2.17 per share on that date.

For the three months ended September 30, 2022, Lineage recorded a net unrealized loss on marketable equity securities of $0.2 million related to changes in fair market value of OncoCyte common stock price during the quarter. For the three months ended September 30, 2021, Lineage recorded a net unrealized loss on marketable equity securities of $2.5 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

For the nine months ended September 30, 2022, Lineage recorded a net unrealized loss on marketable equity securities of $1.6 million related to changes in fair market value of OncoCyte common stock price during the period. For the nine months ended September 30, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss on marketable equity securities of $0.6 million related to changes in fair market value of OncoCyte’s common stock price during the period.

16 | Page

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the last day of the applicable quarter, or the last trading day of the applicable quarter, if the last day of a quarter fell on a day that was not a trading day.

6. Property and Equipment, Net

At September 30, 2022 and December 31, 2021, property and equipment, net was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Equipment, furniture and fixtures	$3,389	$3,472
Leasehold improvements	2,338	2,539
Right-of-use assets	4,737	4,163
Accumulated depreciation and amortization	(5,812)	(5,302)
Property and equipment, net	$4,652	$4,872

Property and equipment, net at September 30, 2022 and December 31, 2021, includes $79,000 in financing leases, which were fully amortized.

Depreciation and amortization expense amounted to $145,000 and $165,000 for the three months ended September 30, 2022 and 2021, respectively, and $441,000 and $504,000 for the nine months ended September 30, 2022 and 2021, respectively.

7. Goodwill and Intangible Assets, Net

At September 30, 2022 and December 31, 2021, goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,419)	(19,321)
Intangible assets, net	$46,724	$46,822

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger (see Note 14 (Commitments and Contingencies) for additional information on the Asterias Merger).

(2)

Asterias had two in-process research and development (“IPR&D”) intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC platform.

17 | Page

(3)

Asterias had royalty cash flows under certain specific patent families it acquired from Geron Corporation. Such patents are expected to continue to generate revenue, are not used in the OPC1 or the VAC platform and are considered to be separate long-lived intangible assets under ASC 805.

(4)	As of September 30, 2022 acquired patents were fully amortized and the acquired royalty contracts had a remaining unamortized balance of approximately $184,000.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized approximately $33,000 and $33,000 in amortization expense of intangible assets during the three months ended September 30, 2022 and 2021, respectively, and $98,000 and $178,000 during the nine months ended September 30, 2022 and 2021, respectively.

Amortization of intangible assets for periods subsequent to September 30, 2022 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2022	$32
2023	130
2024	22
Total	$184

8. Accounts Payable and Accrued Liabilities

At September 30, 2022 and December 31, 2021, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Accounts payable	$2,865	$3,543
Accrued compensation	1,914	2,162
Accrued liabilities (1)	5,003	22,086
Other current liabilities	25	178
Total	$9,807	$27,969

(1)	The decrease in accrued liabilities was primarily due to a $21.0 million payment by Lineage in accordance with its obligations related to the Roche Agreement (see Note 14 (Commitments and Contingencies)), offset with accrual of litigation settlement amount of $3.5 million (see Note 14 (Commitments and Contingencies)).

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

18 | Page

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

We measure our money market fund, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows at September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$6,909	$6,909	$-	$-
Marketable debt securities	48,496	48,496
Marketable equity securities	940	940	-	-
Liabilities:
Warrants to purchase Cell Cure ordinary shares	4	-	-	4

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$52,324	$52,324	$-	$-
Marketable equity securities	2,616	2,616	-	-
Liabilities:
Warrants to purchase Cell Cure ordinary shares	227	-	-	227

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

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

19 | Page

The following table sets forth the establishment of the fair value of these warrants, as well as a summary of the changes in the fair value and other adjustments (in thousands):

Cell Cure Warrants
Balance as of December 31, 2021	$227
Change in fair value and other adjustments	(223)
Expiration of warrants	-
Balance as of September 30, 2022	$4

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

10. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14 (Commitments and Contingencies)), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of which were named defendants in the lawsuits, prior to being dismissed. Through September 30, 2022, Lineage has incurred a total of approximately $620,000 in legal expenses on behalf of the foregoing parties.

11. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Common Shares

Lineage is authorized to issue 250,000,000 common shares, no par value. As of September 30, 2022 and December 31, 2021, there were 169,886,335 and 169,477,347 common shares issued and outstanding, respectively.

20 | Page

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

As of September 30, 2022, Lineage had sold 108,200 common shares under the December 2021 Prospectus Supplement at a weighted average price per share of $2.55 for gross proceeds of $0.3 million. As of September 30, 2022, $63.8 million remained available for sale under the December 2021 Prospectus Supplement. In the third quarter of 2022, no shares were sold through the ATM program.

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

21 | Page

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 (unaudited and in thousands):

							Accumulated
	Preferred Shares		Common Shares			Noncontrolling	Other	Total
	Number of		Number of		Accumulated	Interest/	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2021	-	$-	169,477	$434,529	$(337,097)	$(1,323)	$(5,211)	$90,898
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(8)	-	-	-	(8)
Shares issued upon exercise of stock options	-	-	240	189	-	-	-	189
Subsidiary warrant exercise	-	-	-	2	-	-	-	2
Stock-based compensation	-	-	-	1,106	-	-	-	1,106
Foreign currency translation gain	-	-	-	-	-	-	124	124
NET LOSS	-	-	-	-	(7,087)	(6)	-	(7,093)
BALANCE AT MARCH 31, 2022	-	$-	169,727	$435,818	$(344,184)	$(1,329)	$(5,087)	$85,218
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(9)	-	-	-	(9)
Shares issued upon exercise of stock options	-	-	11	10	-	-	-	10
Subsidiary warrant exercise, net	-	-	-	97	-	-	-	97
Stock-based compensation	-	-	-	1,235	-	-	-	1,235
Foreign currency translation gain	-	-	-	-	-	-	1,730	1,730
NET LOSS	-	-	-	-	(6,763)	(19)	-	(6,782)
BALANCE AT JUNE 30, 2022	-	$-	169,748	$437,151	$(350,947)	$(1,348)	$(3,357)	$81,499
Shares issued upon exercise of stock options	-	-	138	118	-	-	-	118
Subsidiary warrant exercise, net	-	-	-	892	-	-	-	892
Stock-based compensation	-	-	-	987	-	-	-	987
Unrealized loss on marketable securities	-	-	-	-	-	-	(150)	(150)
Foreign currency translation gain	-	-	-	-	-	-	323	323
NET LOSS	-	-	-	-	(6,069)	(47)	-	(6,116)
BALANCE AT SEPTEMBER 30, 2022	-	$-	169,886	$439,148	$(357,016)	$(1,395)	$(3,184)	$77,553

							Accumulated
	Preferred Shares		Common Shares			Noncontrolling	Other	Total
	Number of		Number of		Accumulated	Interest/	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127
Shares issued through ATM	-	-	7,941	19,008	-	-	-	19,008
Shares issued for services	-	-	78	202	-	-	-	202
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(12)	-	-	-	(12)
Shares issued upon exercise of stock options	-	-	942	1,751				1,751
Financing related fees	-	-	-	(173)	-	-	-	(173)
Stock-based compensation	-	-	-	539	-	-	-	539
Foreign currency translation gain	-	-	-	-	-	-	1,576	1,576
NET LOSS	-	-	-	-	(1,416)	(32)	-	(1,448)
BALANCE AT MARCH 31, 2021	-	$-	162,067	$415,259	$(295,494)	$(1,104)	$(2,091)	$116,570
Shares issued through ATM	-	-	2,824	7,874	-	-	-	7,874
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(15)	-	-	-	(15)
Shares issued upon exercise of stock options	-	-	2,116	4,033	-	-	-	4,033
Financing related fees	-	-	-	(26)	-	-	-	(26)
Stock-based compensation	-	-	-	919	-	-	-	919
Shares issued for retirement of stock warrants	-	-	20	2				2
Foreign currency translation loss	-	-	-	-	-	-	(960)	(960)
NET LOSS	-	-	-	-	(4,788)	(8)	-	(4,796)
BALANCE AT JUNE 30, 2021	-	$-	167,037	$428,046	$(300,282)	$(1,112)	$(3,051)	$123,601
Shares issued through ATM	-	-	1,049	2,667	-	-	-	2,667
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(13)	-	-	-	(13)
Shares issued upon exercise of stock options	-	-	369	485	-	-	-	485
Financing related fees	-	-	-	(79)	-	-	-	(79)
Stock-based compensation	-	-	-	1,144	-	-	-	1,144
Foreign currency translation loss	-	-	-	-	-	-	(382)	(382)
NET LOSS	-	-	-	-	(7,823)	(11)	-	(7,834)
BALANCE AT SEPTEMBER 30, 2021	-	$-	168,465	$432,250	$(308,105)	$(1,123)	$(3,433)	$119,589

22 | Page

Warrants

Cell Cure Warrants – Liability Classified

In July 2017, Cell Cure issued to HBL a warrant to purchase 24,566 ordinary shares at an exercise price of $40.54 per share with an expiration date in July 2022. In March 2022, HBL was issued 50 shares following its cash exercise of a portion of that warrant, and an additional 50 shares were transacted as a net exercise. In April 2022, HBL was issued 2,467 shares followings its cash exercise of a portion of that warrant. In July 2022, HBL was issued 21,999 shares following its cash exercise of the remaining portion of that warrant, which resulted in net proceeds to Cell Cure of $0.9 million.

A warrant to purchase 2,000 ordinary shares issued to Cell Cure consultants with an exercise price of $40.00 per share and which expires in January 2024 is outstanding as of September 30, 2022.

12. Stock-Based Awards

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 15,000,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As of September 30, 2022, there were 11,256,401 shares available for grant under the 2021 Plan.

As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan or the Asterias 2013 Equity Incentive Award (the “Asterias Equity Plan”).

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	-	-	$-
Options granted	6,258	-	1.40
Options expired/forfeited/cancelled	(1,155)	-	1.40
RSUs granted (1)	-	994	-
RSUs forfeited	-	(55)	-
September 30, 2022	5,103	939	$1.40
Options exercisable at September 30, 2022	-		$-

(1)	On February 11, 2022, Lineage granted 694,424 RSUs to certain employees, including the Company’s executive officers, to further align management with the achievement of certain development milestones under the Roche Agreement. For each RSU, half of the common shares subject to the RSU will vest in four equal annual installments beginning on the first anniversary of the grant date. The other half of the common shares will vest in connection with the achievement of certain development milestones set forth in the Roche Agreement. Additionally, on March 10, 2022, Lineage granted 300,000 RSUs to Brian Culley, its Chief Executive Officer. 100,000 of these RSUs will vest on or prior to March 9, 2023, and 100,000 will vest on each of the second and third anniversaries of such date, upon the achievement of certain per share performance targets, calculated based on the trailing 20-day volume weighted average price of the Company’s common shares as of the date of determination.

23 | Page

A summary of activity of the 2012 Plan and 2018 inducement option (issued outside of all equity plans) is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	14,643	31	$1.84
RSUs vested	-	(31)	-
Options exercised	(389)	-	0.81
Options expired/forfeited/cancelled	(1,385)	-	2.18
September 30, 2022	12,869	-	$1.83
Options exercisable at September 30, 2022	9,044		$1.82

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2021	241	$1.57
Options forfeited	(241)	1.57
September 30, 2022	-	$-
Options exercisable at September 30, 2022	-	$-

Stock-based compensation expense

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Nine Months Ended September 30, (unaudited)
	2022	2021
Expected life (in years)	6.20	6.19
Risk-free interest rates	2.11%	1.05%
Volatility	73.6%	73.2%
Dividend yield	-%	-%

24 | Page

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Research and development	$204	$235	$559	$613
General and administrative	783	909	2,769	1,988
Total stock-based compensation expense	$987	$1,144	$3,328	$2,601

As of September 30, 2022, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans (including the 2018 inducement option), were $8.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

13. Income Taxes

The provision for income taxes for interim periods is generally determined using an estimated annual effective tax rate as prescribed by ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances and changes in valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where Lineage conducts business. ASC 740-270 also states that if an entity is unable to reliably estimate some or a part of its ordinary income or loss, the income tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported. For items that Lineage cannot reliably estimate on an annual basis, Lineage uses the actual year to date effective tax rate rather than an estimated annual effective tax rate to determine the tax effect of each item, including the use of all available net operating losses and other credits or deferred tax assets.

The market value of the shares of OncoCyte common stock Lineage holds creates a deferred tax liability (“DTL”) to Lineage based on the closing prices of the shares, less Lineage’s tax basis in the shares. The DTL generated by the OncoCyte shares that Lineage holds as of September 30, 2022 is a source of future taxable income to Lineage, as prescribed by ASC 740-10-30-17, that will more likely than not result in the realization of its deferred tax assets to the extent of the DTL. This DTL is determined based on the closing price of the OncoCyte common stock on September 30, 2022. Due to the inherent unpredictability of future prices of those shares, Lineage cannot reliably estimate the DTL on an annual basis. Therefore, the DTL pertaining to OncoCyte shares, determined based on the actual closing prices on the last trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

In January 2022, Lineage received the $50.0 million upfront payment due under the Roche Agreement (see additional information in Note 14 (Commitments and Contingencies)). In December 2021, in an intercompany transaction, Lineage acquired the economic rights to Cell Cure’s interest in certain intellectual property. This transaction generated a gain to Cell Cure of $31.7 million which was fully offset by net operating loss carryforwards in Israel. For book and California income tax purposes, this transaction is eliminated in consolidation. For federal income tax purposes, the activities of Lineage’s foreign subsidiaries are not included in the consolidated tax return. However, under the regulations related to global intangible low-taxed income (“GILTI”), the profits of Lineage’s foreign subsidiaries may be included. See further discussion below.

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

25 | Page

For years beginning after December 31, 2021, the 2017 Tax Act requires companies to capitalize their research and experimentation expenditures as defined under Section 174 and amortize those expenditures on a straight-line bases over a period of 5 years (15 years for foreign incurred expenditures). Previously the Company was able to immediately expense such costs. We believe the Company has sufficient federal net operating loss carryforwards to offset the impact of this regulation.

For the three and nine months ended September 30, 2022, Lineage recorded a withholding tax for the amount of $0.5 million on interest expense deemed paid to Lineage from Cell Cure on the purchase of intellectual property pursuant to the US Israeli tax treaty. For the three and nine months ended September 30, 2022, Lineage did not record a deferred tax benefit.

For the three and nine months ended September 30, 2021, Lineage recorded a $1.0 million and $1.2 million deferred tax benefit, respectively, that was primarily related to federal net operating losses generated for the three and nine months ended September 30, 2021, which was available and indefinite in nature.

14. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California for a term that commenced on August 1, 2019 and expired on October 31, 2022. Rent was abated for months two through five of the lease. The rent was based upon a deemed rentable area of 7,000 square feet. On August 1, 2022 the rent increased by 3% to $24,666. As security for the performance of its obligations under the lease, Lineage provided the landlord with a security deposit of $17,850. We are currently in negotiations with the landlord to extend this lease.

In addition to base rent, Lineage pays a pro rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord.

Carlsbad Sublease

In September 2022, Lineage, as sublessee, entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and expires on March 31, 2024. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500. Base rent is $22,500 per month until the lease expires.

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

In April 2020, Lineage, as sublessor, subleased 10,000 square feet in the 1010 Atlantic Premises. Base rent under the sublease was $28,000 per month with annual increases of approximately 3%. Base rent for the first month was abated. In addition to base rent and utilities, the sublessee is responsible for a pro-rata portion of increases in operating expenses.

26 | Page

On September 11, 2020, the lease for the 1020 Atlantic Premises was terminated effective as of August 31, 2020, and the lease for the 1010 Atlantic Premises was terminated effective as of September 30, 2020. In connection with the termination of the Alameda Leases, Lineage, as sublessee, entered into a sublease for approximately 2,432 square feet of the 1010 Atlantic Premises for a term that commenced on October 1, 2020 and ends on January 31, 2023. Base rent is $14,592 per month with annual increases of 3% each October 1 during the term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000; this amount is included in deposits and other current assets as of September 30, 2022.

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires December 31, 2027, with an option to extend the lease for five years (the “Original Cell Cure Lease”). Base monthly rent is NIS 39,776 (approximately $12,200 per month). In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located.

In January 2018, Cell Cure entered into another lease for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility that expires on December 31, 2027, with an option to extend the lease for five years (the “January 2018 Lease”). Base rent and construction allowance payments are NIS 93,827 per month (approximately $26,000 per month). Cell Cure provided a $420,000 security deposit to the landlord to be held as restricted cash during the term of the January 2018 Lease, which is included in deposits and other long-term assets on the consolidated balance sheet as of September 30, 2022.

In November 2021, Cell Cure entered into a lease for an additional 133 square meters (approximately 1,432 square feet) of office space in the same facility that commenced on December 1, 2021, and expires on December 31, 2027, with an option to extend the lease for five years. The base monthly rent is NIS 11,880 (approximately US $3,757) and increased to NIS 12,494 (approximately US $3,951) on November 1, 2022.

In August 2022, Cell Cure entered into a new lease for 300 square meters (approximately 3,229 square feet) of office and laboratory space in Jerusalem, Israel that expires December 31, 2027, with an option to extend the lease for five years. Base monthly rent is 16,350 NIS (approximately $4,800 per month) on August 1, 2022. When executing the new lease, Cell Cure modified the expiration dates and options terms for the leases identified above to align with the new lease. The adjustment to the right-of-use asset and lease liability to reflect the lease modification for the 2-year extension was $0.7 million, while the additional right-of-use asset and lease liability recorded for the new lease was $0.2 million.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$727	$687
Operating cash flows from financing leases	14	12
Financing cash flows from financing leases	23	13

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,028	32

27 | Page

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2022	December 31, 2021
Operating leases
Right-of-use assets, net	$2,491	$2,372

Right-of-use lease liabilities, current	$543	$801
Right-of-use lease liabilities, noncurrent	2,216	1,941
Total operating lease liabilities	$2,759	$2,742

Financing leases
Right-of-use assets, net	$19	$36

Lease liabilities, current	$13	$13
Lease liabilities, noncurrent	16	23
Total finance lease liabilities	$29	$36

Other current liabilities	$12	$17
Long-term liabilities	-	7
Total finance lease liabilities	$12	$24

Weighted average remaining lease term
Operating leases	5.1 years	3.5 years
Finance leases	1.6 years	2.2 years
Weighted average discount rate
Operating leases	6.6%	7.7%
Finance leases	5.0%	5.7%

Future minimum lease commitments are as follows as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022	$222	$7
2023	616	24
2024	595	11
2025	578	-
2026	571	-
Thereafter	689

Total lease payments	$3,271	$42
Less imputed interest	(512)	(1)
Total	$2,759	$41

28 | Page

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

ITI Collaboration Agreement

Under Lineage’s collaborative agreement with Immunomic Therapeutics, Inc., Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to an allogeneic VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate.

Agreements with Hadasit and IIA

The OpRegen program was supported in part with licenses to technology obtained from Hadasit, the technology transfer company of Hadassah Medical Center, and through a series of research grants from the IIA, an independent agency created to address the needs of global innovation ecosystems. A subset of the intellectual property underlying OpRegen was originally generated at Hadassah Medical Center and licensed to Cell Cure for further development.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage is obligated to pay the IIA approximately 24.3% of the upfront, milestone, and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of September 30, 2022, the aggregate cap amount was approximately $90.9 million.

29 | Page

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

30 | Page

In October 2019, a putative class action lawsuit was filed challenging the Asterias Merger. This action (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and names Lineage, the Asterias board of directors, one member of Lineage’s board of directors, and certain stockholders of both Lineage and Asterias as defendants (the “Asterias Merger Litigation”). The action was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law. The complaint alleges, among other things, that the process leading up to the Asterias Merger was conflicted, that the consideration was inadequate, and that the proxy statement filed by Asterias with the SEC in connection with the Asterias Merger was materially misleading because it omitted certain material information. The complaint seeks, among other things, that a class be certified, the recovery of monetary damages, and attorneys’ fees and costs. In December 2019, the defendants moved to dismiss the complaint. In September 2020, the Chancery Court denied the motion to dismiss as to Lineage and certain members of the Asterias board of directors, and it granted the motion to dismiss as to all other defendants. In October 2020, the remaining defendants filed an answer to the complaint.

In April 2022, the parties reached an agreement in principle to settle the Asterias Merger Litigation, which would result in payment to the putative class of approximately $10.7 million and dismissal of the lawsuit with prejudice and without any admission of liability or fault by defendants. Of such amount, Lineage expects to contribute approximately $3.5 million, with the balance to be paid by insurance. The proposed settlement is subject to the negotiation and execution of a settlement agreement and court approval thereof.

In accordance with ASC 450, Contingencies, Lineage has recorded an accrual for a liability associated with the proposed settlement, acknowledging that a liability is probable, and the amount of the loss is estimable.

See Note 15 (Subsequent Events) for an update on Asterias Merger Litigation.

Employment Contracts

Lineage has entered into employment agreements with certain executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements. Accordingly, Lineage has not recorded any liabilities for these agreements as of September 30, 2022 or December 31, 2021.

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

31 | Page

As part of the Asterias Merger, Lineage acquired certain royalty revenues for cash flows generated under certain patent families that Asterias acquired from Geron Corporation. Lineage continues to make royalty payments to Geron from royalties generated from these patents.

15. Subsequent Events

Asterias Merger Litigation Settlement

On October 26, 2022, a Stipulation and Agreement of Compromise and Settlement (the “Settlement Agreement”) was entered into by the plaintiff in the Asterias Merger Litigation, on behalf of himself and all others similarly situated, Lineage, and Messrs. Mulroy, Kingsley, LeBuhn and Mohanty. The effectiveness of the Settlement Agreement is subject to approval of the Delaware Chancery Court (“Court”). Consistent with the parties’ agreement in principle to resolve the lawsuit, the Settlement Agreement provides for the payment by Lineage and certain insurers of the defendants of $10.65 million (the “Settlement Amount”) into a fund created for the benefit of the purported class and in consideration for the full and final release, settlement and discharge of all claims. The Settlement Amount must be paid within 10 business days after the Court approves the settlement. Lineage expects that approximately $7.12 million will be funded by certain insurers and approximately $3.53 million will be funded by Lineage, which may be paid in cash or Lineage common shares or a combination of the two. Lineage has sole discretion to determine whether and how much, if any, of its approximately $3.53 million contribution to the Settlement Amount will be satisfied by the issuance of Lineage common shares. The value of Lineage’s common shares used to satisfy its portion of the Settlement Amount, if any, will be based on a 20-day trading day volume-weighted average closing price of Lineage’s common shares. Such shares, if any are issued, will be unrestricted and will be issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof.

Lineage and all defendants have denied, and continue to deny, the claims alleged in the lawsuit and the proposed settlement does not reflect or constitute any admission, concession, presumption, proof, evidence or finding of any liability, fault, wrongdoing or injury or damages, or of any wrongful conduct, acts or omissions on the part any defendant. Although the parties have entered into the Settlement Agreement, there is no assurance that the Court will approve it. If the Settlement Agreement does not become effective, Lineage will continue to vigorously defend the lawsuit.

The foregoing description of the terms of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement, which Lineage intends to file as an exhibit to its annual report on Form 10-K for the year ended December 31, 2022.

32 | Page

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

Company and Business Overview

We are a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology and associated development and manufacturing capabilities. From this platform, we design, develop, and manufacture specialized human cells with anatomical and physiological functions similar, or identical to, cells found naturally in the human body. These cells which we manufacture are created by developmental differentiation protocols that we apply to established, well-characterized, and self-renewing pluripotent cell lines. These functional cells are transplanted into patients and are designed to (a) replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury, or (b) help the body mount a more robust and effective immune response to cancer or infectious diseases.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our cell therapy programs internally or in certain cases in conjunction with strategic partners to further enhance their value. As one example, in December 2021, we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively, “Roche”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets.

As of the date of this filing, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

●	OpRegen®, a retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 1/2a multicenter clinical trial for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic AMD. There currently are no U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) approved treatment options available for patients with GA. The Phase 1/2a trial enrolled 24 individuals with dry AMD and GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

33 | Page

●	OPC1, an oligodendrocyte progenitor cell treatment currently in long-term follow-up for a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine (“CIRM”).

●

VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”). This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. We also have another VAC-based product candidate in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss (“DHL”).
●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

We have additional, undisclosed product candidates being considered for development, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same pluripotent platform technology and employ a similar guided cell differentiation and transplant approach as the five product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and other technologies through our clinical development programs, we also may seek to create value from our large patent estate and related technologies through partnering and/or strategic transactions. In addition to the Roche Agreement, we founded two companies based on Lineage intellectual property that later became publicly traded companies: OncoCyte Corporation (“OncoCyte”) and AgeX Therapeutics, Inc. (“AgeX”). We continue to hold common stock in OncoCyte as of September 30, 2022.

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

34 | Page

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Revenues and Cost of Sales

The tables below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands):

	Three Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Collaboration revenues	$2,592	$293	$2,299	785%
Royalties	406	1,909	(1,503)	(79)%
Grant revenues	-	68	(68)	(100)%
Total revenues	2,998	2,270	728	32%
Cost of sales	(235)	(985)	750	(76)%
Gross profit	$2,763	$1,285	$1,478	115%

	Nine Months Ended September 30, (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Collaboration revenues	$11,605	$506	$11,099	2,194%
Royalties	1,183	2,430	(1,247)	(51)%
Grant revenues	-	237	(237)	(100)%
Total revenues	12,788	3,173	9,615	303%
Cost of sales	(626)	(1,222)	596	(49)%
Gross profit	$12,162	$1,951	$10,211	523%

For the three months ended September 30, 2022, the $0.7 million increase in total revenues was due to a $2.3 million increase in collaboration revenues related to the current quarter recognition of the $50.0 million upfront payment under the Roche Agreement, which was included in deferred revenues at December 31, 2021 (see Note 3 (Revenue) for additional information), offset by a $1.5 million decrease in royalties which were significantly higher in the prior year quarter resulting from the recording of royalty revenues of approximately $1.8 million from a certain customer during the prior year quarter based on the customers updated communication to us regarding royalties due, and a $0.1 million decrease in grant revenues due to no grant-related activities incurred during the current quarter. The amount of royalty revenues recorded in the prior year quarter were not expected to continue in future quarters.

For the nine months ended September 30, 2022, the $9.6 million increase in total revenues was due to a $11.1 million increase in collaboration revenues related to the current period recognition of the $50.0 million upfront payment under the Roche Agreement, which was included in deferred revenues at December 31, 2021 (see Note 3 (Revenue) for additional information), offset by a $1.2 million decrease in royalties which were significantly higher in the prior year period for the same reason discussed above, and a $0.2 million decrease in grant revenues due to no grant-related activities incurred during the current quarter.

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

35 | Page

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

The tables below show our consolidated operating expenses for the periods presented (in thousands):

	Three Months Ended September 30 (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$3,592	$2,811	$781	28%
General and administrative expenses	4,422	5,317	(895)	(17)%

	Nine Months Ended September (unaudited)		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$9,883	$9,136	$747	8%
General and administrative expenses	18,160	13,788	4,372	32%

The tables below shows our total research and development expenses by program for the periods presented (in thousands).

	Three Months Ended September 30, (unaudited)
	Amount		Percent of Total
Program	2022	2021	2022	2021
OpRegen® and other ophthalmic applications	$1,387	$777	39%	28%
OPC1	1,172	1,514	33%	54%
VAC platform	496	490	14%	17%
ANP1	271	-	7%	-%
PNC1	161	-	4%	-%
All other programs	105	30	3%	1%
Total research and development expenses	$3,592	$2,811	100%	100%

	Nine Months Ended September 30, (unaudited)
	Amount		Percent of Total
Program	2022	2021	2022	2021
OpRegen® and other ophthalmic applications	$3,675	$2,909	37%	32%
OPC1	3,238	4,637	33%	51%
VAC platform	1,927	1,499	20%	16%
ANP1	506	-	5%	-%
PNC1	406	-	4%	-%
All other programs	131	91	1%	1%
Total research and development expenses	$9,883	$9,136	100%	100%

36 | Page

Research and development expenses. For the three months ended September 30, 2022, the $0.8 million increase in total research and development expenses is mainly attributable to: (i) a $0.6 million increase in expenses related to our OpRegen program, attributable primarily to development activities related to the Roche Agreement; (ii) a $0.3 million net decrease in expenses related to our OPC1 program, primarily related to a decrease in manufacturing activities for the program; (iii) a $0.3 million increase in expenses related to our ANP1 program, primarily related to manufacturing activities for our allogeneic auditory neuron cell transplant program; and (iv) a $0.2 million increase in expenses related to our PNC1 program, primarily related to research and development activities for our allogeneic photoreceptor cell transplant program.

For the nine months ended September 30, 2022, the $0.7 million increase in total research and development expenses is mainly attributable to: (i) a $0.8 million increase in expenses related to our OpRegen program, attributable primarily to development activities related to the Roche Agreement; (ii) a $1.4 million net decrease in expenses related to our OPC1 program, primarily related to a decrease in manufacturing activities for the program; (iii) a $0.4 million increase in expenses related to our VAC program, primarily related to manufacturing improvement activities; (iv) a $0.5 million increase in expenses related to our ANP1 program, primarily related to manufacturing activities for our allogeneic auditory neuron cell transplant program; and (v) a $0.4 million increase in expenses related to our PNC1 program, primarily related to research and development activities for our allogeneic photoreceptor cell transplant program.

General and administrative expenses. For the three months ended September 30, 2022, the $0.9 million decrease in general and administrative expenses was primarily attributable to $1.1 million decrease in litigation and legal costs, a $0.3 decrease in investor relations costs, a $0.2 decrease in patent related costs, partially offset by $0.5 million increase in employee salaries and benefits and a $0.2 million increase in recruiting and hiring fees.

For the nine months ended September 30, 2022, the $4.4 million increase in general and administrative expenses was primarily attributable to an accrual for a non-recurring legal settlement in principle of $3.5 million as described in Note 14 (Commitments and Contingencies), a $1.2 million increase in employee salaries and benefits, a $0.8 million increase in stock-based compensation related expenses (see Note 12 (Stock Based-Awards) for additional information on stock-based compensation), partially offset by a $1.1 million decrease in litigation and legal costs.

Other income and (expenses), net

The tables below show our other income and (expense), net, for the periods presented (in thousands):

	Three Months Ended September 30, (unaudited)
	2022	2021
Other income (expenses), net
Interest income, net	$384	$1
Unrealized loss on marketable equity securities	(233)	(2,450)
Gain on revaluation of warrant liability	-	53
Other income (expenses), net	(475)	393
Total other expenses, net	$(324)	$(2,003)

37 | Page

	Nine Months Ended September 30, (unaudited)
	2022	2021
Other income (expenses), net
Interest income (expenses), net	$435	$(1)
Gain on sale of marketable equity securities	-	6,024
Gain on extinguishment of debt	-	523
Unrealized loss on marketable equity securities	(1,677)	(621)
Gain on revaluation of warrant liability	223	105
Other expenses, net	(2,550)	(318)
Total other income (expenses), net	$(3,569)	$5,712

Marketable debt securities. See Note 4 (Marketable Debt Securities) to the condensed consolidated interim financial statements included in this Report for information regarding our marketable debt securities.

During the third quarter of 2022, we implemented an investment policy to invest our excess cash in short-term U.S. Treasury securities. We expect our interest income to increase relative to prior periods as a result.

Marketable equity securities. See Note 5 (Marketable Equity Securities) to the condensed consolidated interim financial statements included in this Report for information regarding our marketable equity securities.

We expect our total other income (expenses), net, to fluctuate each reporting period based on the changes in the market price of OncoCyte common stock, which could significantly impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period.

We also account for the shares we hold in Hadasit Bio-Holdings as marketable equity securities. These shares are carried at fair market value on our consolidated balance sheets. The accounting transactions for these shares were not material for either of the three or nine months ended September 30, 2022 and 2021.

Other income and (expenses), net. Other expenses, net, for each of the three and nine months ended September 30, 2022 and 2021 consisted primarily of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd., changes in the fair value of warrants issued by Cell Cure, and interest income, net. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable (net) between Cell Cure and Lineage.

Income Taxes

The market value of the shares of OncoCyte common stock we hold creates a deferred tax liability (“DTL”) based on the closing price of OncoCyte common stock, less our tax basis in the shares. The DTL generated by the OncoCyte shares we hold as of September 30, 2022, is a source of future taxable income to us, as prescribed by ASC 740 that will more likely than not result in the realization of our deferred tax assets to the extent of the DTL. The DTL for the third quarter of 2022 is determined based on the closing price of the OncoCyte common stock as of September 30, 2022. Due to the inherent unpredictability of the future price of OncoCyte common stock, we cannot reliably estimate the DTL on an annual basis. Therefore, the DTL pertaining to the OncoCyte shares we own, determined based on the actual closing price on the last trading day of the applicable accounting period, and the related impacts to the valuation allowance and deferred tax asset changes, are recorded in the accounting period in which they occur.

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

38 | Page

For the three and nine months ended September 30, 2022, Lineage recorded a withholding tax for the amount of $0.5 million on interest expense deemed paid to Lineage from Cell Cure, related to the purchase of intellectual property pursuant to the US Israeli tax treaty. For the three and nine months ended September 30, 2022, Lineage did not record a deferred tax benefit. See Note 13 (Income Taxes) for additional information.

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

Liquidity and Capital Resources

Liquidity

At September 30, 2022, we had $66.4 million of cash, cash equivalents and marketable securities.

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

As of September 30, 2022, $63.8 million remained available for sale under our at the market offering program. See Note 11 (Shareholders’ Equity) to the condensed consolidated interim financial statements included in this Report for additional information.

We may use our marketable securities for liquidity as necessary and as market conditions allow. The market value of our marketable equity securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, the conflict in Ukraine, rising inflation and interest rates, and other macroeconomic factors.

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

39 | Page

Our commitments also include obligations to our licensors under our in-license agreements, which may include sublicense fees, milestones fees, redemption fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are payable to licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Redemption fees due to the Israel Innovation Authority (the “IIA”) under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement (see Note 14 (Commitments and Contingencies) to the condensed consolidated interim financial statements included in this Report for further explanation). Milestone payments, including those related to the Roche Agreement, are due to licensors upon our future achievement of certain development and regulatory milestones. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors based on a percentage of net sales of licensed products. (See Note 14 (Commitments and Contingencies) to the condensed consolidated interim financial statements included in this Report for further explanation). Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining of license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period.

Cash Flows

Cash flows provided by (used in) operating activities

Net cash provided by operating activities was $9.4 million for the nine months ended September 30, 2022, which primarily reflects the net changes in assets and liabilities of $21.4 million, plus the $3.8 million in non-cash expenses for stock-based compensation and depreciation and amortization, less the loss from operations of $15.9 million. The change in assets and liabilities was impacted by the receipt of the $50.0 million upfront payment under the Roche Agreement, and subsequent related payments to the IIA and Hadasit (see Note 14 (Commitments and Contingencies) to the condensed consolidated interim financial statements included in this Report for further explanation), partially offset by the accrual of the litigation settlement also as described in Note 14 (Commitments and Contingencies). The unrealized loss on marketable equity securities and foreign currency remeasurement had no effect on the cash flows.

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

Cash flows (used in) provided by investing activities

Cash used in investing activities for the nine months ended September 30, 2022 was $41.1 million and consisted of $40.6 million related to the purchase of U.S. Treasury securities and $0.4 million for the purchase of equipment.

Cash provided by investing activities of $9.9 million for the nine months ended September 30, 2021 was primarily the $10.1 million of proceeds from sales of a portion of the OncoCyte shares we own, offset by purchases of equipment of $0.2 million.

Cash flows provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $1.5 million and consisted of $1.0 million of proceeds from the exercise of warrants to purchase shares of Cell Cure and $0.5 million of proceeds from the exercise of employee stock options.

Cash provided by financing activities of $36.0 million for the nine months ended September 30, 2021 consisted primarily of $29.8 million of net proceeds from the sale of common shares and $6.3 million of proceeds from the exercise of employee stock options.

Future Funding Requirements

At September 30, 2022, we had an accumulated deficit of approximately $357.0 million. We expect to continue to incur losses for at least the next several years. We expect that our operating expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. As a result, we will need significant additional capital to fund our operations. Our determination as to when we will seek additional capital and the amount of additional capital that we will need will be based on our evaluation of the progress we make in our research and development programs, changes to the scope and focus of those programs, changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. If we are unable to raise additional capital when and as needed, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites.

40 | Page

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

We evaluated our projected cash flows, and we believe that our $66.4 million in cash, cash equivalents and marketable securities at September 30, 2022, provide sufficient liquidity to carry out our current planned operations (including the amount we expect to contribute to the settlement of the litigation discussed in Note 14 (Commitments and Contingencies) and Note 15 (Subsequent Events) to the condensed consolidated interim financial statements included in this Report), through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this Report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaborative agreements, and proceeds we receive from sales under our at the market offering program. Under the terms of the operating leases for the facilities from which Cell Cure and Lineage operates, a total of $3.7 million of rent payments will become due, of which $0.3 million will become due in the fourth quarter of 2022.

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

41 | Page

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

42 | Page

Legislation and legislative and regulatory proposals intended to contain health care costs may adversely affect our business.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. As an example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, the U.S. Department of Health & Human Services to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented on the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

43 | Page

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1+	Separation Agreement dated July 5, 2022, between Lineage Cell Therapeutics, Inc. and Kevin L. Cook	10.1	8-K	July 7, 2022	001-12830
10.2*+$	Amended and Restated Employment Agreement between Lineage Cell Therapeutics, Inc. and Brian M. Culley
10.3*+$	Amended and Restated Employment Agreement between Lineage Cell Therapeutics, Inc. and George A. Samuel III
10.4*+$	Amended and Restated Employment Agreement between Lineage Cell Therapeutics, Inc. and Gary S. Hogge
10.5*+	Executive Performance Incentive Bonus Plan
31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management contract or compensatory plan

# Furnished herewith

$ As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing. The registrant agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.

44 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: November 10, 2022	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

45 | Page