Form 10-K
period 2022-12-31
Lineage Cell Therapeutics, Inc.
filed 2023-03-09
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

2173 Salk Avenue, Suite 200

Carlsbad, California 92008

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (442) 287-8990

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	LCTX	NYSE American

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $200.6 million.

The number of common shares outstanding as of March 3, 2023 was 170,145,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Lineage Cell Therapeutics, Inc.

2 | P a g e

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements in this report include, but are not limited to, statements about:

●	the potential to receive developmental, regulatory, and commercialization milestone and royalty payments under our Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc.;

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and other product development activities;

●	the therapeutic potential of our product candidates, and the indications for which we intend to develop our product candidates;

●	our ability to successfully manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the potential of our cell therapy platform;

●	our expectations and plans regarding existing and potential future collaborations with third parties such as pharmaceutical and biotechnology companies, government agencies, academic laboratories, and research institutes for the discovery, development, and/or commercialization of novel cell therapy products;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights; and

●	the effects on our operations of pandemics, including the COVID-19 pandemic, geopolitical conflicts, political and economic instability, and rising inflation and interest rates.

3 | P a g e

Forward-looking statements reflect our views and expectations as of the date of this report about future events and our future performance and condition, and involve known and unknown risks, uncertainties and other factors that may cause our actual activities, performance, results or condition to be materially different from those expressed or implied by the forward-looking statements. You should refer to “Item 1A. Risk Factors” in Part I of this report for a discussion of important factors that may cause our actual activities, performance, results and condition to differ materially from those expressed or implied by our forward-looking statements. As a result of a variety of factors, including those discussed in Part I, Item 1A of this report, our forward-looking statements may prove to be inaccurate, and the inaccuracy may be material. Accordingly, you should not place undue reliance on any forward-looking statement. We anticipate that subsequent events and developments may cause our current views and expectations to change. However, while we may elect to update the forward-looking statements in this report at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this report.

You should read this report and the documents that we reference in this report completely and with the understanding that our actual future performance, results and condition may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Unless otherwise stated or the context requires otherwise, references in this report to “Lineage,”, the “Company,” “our company,” “we,” “us,” and “our” refer collectively to Lineage Cell Therapeutics, Inc. and its consolidated subsidiaries.

4 | P a g e

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this report and should be carefully considered, together with other information in this report and our other filings with the Securities and Exchange Commission (the “SEC”) before making investment decisions regarding our common shares.

●	We have incurred operating losses since inception, and we do not know if or when we will attain profitability.

●	Our investigational allogeneic cell therapies represent a novel approach to the treatment of serious medical conditions, which gives rise to significant challenges. We or our collaborators may not succeed in developing any of our product candidates.

●	We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products and technologies that are safe and effective for their target indications or commercially viable.

●	We will need to raise substantial additional capital to complete the development and seek regulatory approval of our product candidates and to commercialize products approved for marketing, if any, which may cause dilution to our existing shareholders. If we are unable to obtain adequate capital, we may delay, change or discontinue our product and technology development programs, which could significantly harm our business and prospects and cause the market price of our common shares to decline.

●	We are dependent on our third-party collaboration with Roche to develop and commercialize OpRegen. If Roche is not successful in developing and commercializing OpRegen and/or Roche terminates the collaboration, we will lose a significant source of potential revenue.

●	If we fail to meet our obligations under our in-license agreements, we may lose our rights to key technologies on which our business depends.

●	All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel, and any disruption to our operations at that facility could harm our business.

●	Cell Cure has received Israeli government grants for certain of its research and development activities. The terms of these grants may require us to seek approvals and to satisfy specified conditions to manufacture products and transfer or license grant-supported technologies outside of Israel. In the context of such approvals, we will be required to pay penalties in addition to the repayment of the grants.

●	We have relied on grant funding from CIRM to support clinical development of OPC1 and we may not be able to obtain additional CIRM funding. In addition, our profits from the sale of products resulting from CIRM-funded development, if any, will be reduced by amounts that we are required to pay CIRM.

●	The COVID-19 pandemic negatively affected, and it and any other similar public health crisis may in the future have a material adverse effect on, our operations.

●	Our business could be adversely affected if we lose the services of the key personnel upon whom we depend or if we fail to attract senior management and key scientific personnel.

5 | P a g e

●	Government-imposed bans or restrictions and religious, moral, and ethical concerns about the use of hES cells could prevent us from developing and successfully marketing stem cell products.

●	Some of our product candidates may be considered combination products by the FDA and other regulatory authorities, which could increase the complexity, cost and timeline for their development and regulatory approval.

●	Legislation and legislative and regulatory proposals intended to contain health care costs may adversely affect our business.

●	The FDA granted orphan drug designation to OPC1 for the treatment of acute spinal cord injuries, but there is no guarantee we will be able to maintain, or obtain the benefits associated with, such designation.

●	The results of preclinical studies and early clinical trials are not necessarily predictive of future results.

●	Interim, topline and preliminary data from clinical trials of our product candidates that we or our collaborators publicly disclose from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	We have limited experience manufacturing our product candidates on a clinical scale and no experience manufacturing on a commercial scale. Any failure to manufacture our product candidates in sufficient quantities in accordance with our quality standards and regulatory requirements and at acceptable costs may result in significant clinical development delays, or impair the ability to obtain approval for or commercialize our product candidates.

●	The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients and third-party payors.

●	We face significant competition, and if our competitors develop and market products that are more effective, safer, more convenient, or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

●	We face potential product liability claims, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our products or product candidates harm patients or is perceived to harm patients, our regulatory approvals could be revoked, suspended or otherwise negatively affected, and our reputation could suffer.

●	We currently have no marketing and sales force or distribution capabilities.

●	Our intellectual property may be insufficient to protect our products.

●	We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates.

●	We rely on third-party suppliers, the loss of any of which, or their failure to perform as expected, could adversely affect our business.

●	Insiders continue to have substantial influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

6 | P a g e

ITEM 1.	BUSINESS

Overview

Lineage is a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar to, or identical to, cells found naturally in the human body. Cells which we manufacture are created by specific developmental biological differentiation protocols that we apply to established, well-characterized, and self-renewing pluripotent cell lines. These cells are transplanted into patients and are designed to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment functional activity in the affected person.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally, or in conjunction with strategic partners, to further enhance their value and probability of success. As one example, in December 2021 we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included elsewhere in this Report for discussion on the Roche Agreement.

As of December 31, 2022, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

Product Candidates

●	OpRegen®, an allogeneic retinal pigment epithelium cell replacement therapy currently in a Phase 2a multicenter clinical trial, being conducted by Genentech, for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic or dry AMD. A previous Phase 1/2a trial conducted by Lineage enrolled twenty-four (24) individuals with dry AMD with GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in long-term follow-up from a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine (“CIRM”). Additional clinical trials are being planned.

●

VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”). This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. An additional VAC-based product candidate is in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss (“DHL”).

●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

7 | P a g e

Other Programs

We have additional undisclosed product candidates being considered for development, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our large patent estate and additional related technologies and capabilities, through partnering and/or strategic transactions.

2022 Development Highlights

We achieved numerous strategic and operational accomplishments during 2022, including advancing our clinical programs and product development in several key programs.

●	Continued execution under our collaboration with Roche and Genentech for the development of RG6501 (OpRegen) across multiple functional areas.

●	The expansion of our clinical pipeline to include a new auditory neuronal cell transplant program (ANP1) for the treatment of hearing loss.

●	The expansion of our clinical pipeline to include a new cell therapy development program, photoreceptor neural cell (PNC1) transplants for the treatment of vision loss due to photoreceptor dysfunction.

●

Data were presented at the Association for Research in Vision and Ophthalmology annual meeting (ARVO), suggesting that OpRegen continues to be well tolerated with an acceptable safety profile, coupled with visual function and outer retinal structure improvements in patients with GA and impaired vision.

●	Reported that our partner, Cancer Research UK, had completed patient enrollment in a Phase 1 clinical study of VAC2 for the treatment of non-small cell lung cancer.

Business Strategy

Our goal is to address unmet medical needs by developing and advancing allogeneic, or “off-the-shelf,” treatments comprised of functional cells delivered to the body. Our biological therapies are derived from the differentiation of pluripotent stem cells from established and self-renewing cell lines. We direct these pluripotent cells to become specific cell types, or combinations of cell types, and use those differentiated cells as treatments to restore diseased or diminished functions, such as impaired vision, loss of movement, sensation, and hearing, or to increase immune response to tumors or infectious agents.

To support the furtherance of our product candidates, we aim to generate or have generated in vitro and in vivo data to support human testing where such testing is warranted. In some cases, we may collaborate with strategic partners, external advisors, or consultants to support the development of our cell therapy technology.

One area of focus is our continued effort to support our partner, Genentech, with the production and testing of our lead product candidate, OpRegen (RG6501), which currently is being evaluated in a 30-60 patient Phase 2a multicenter, open-label, single arm clinical study, as well as in the follow-up portion of a 24-patient Phase 1/2a multicenter, open-label, clinical study, in patients with dry age-related macular degeneration (dry AMD).

We also aim to advance our clinical-stage product candidate, OPC1, for the treatment of spinal cord injury, into a clinical study to evaluate the safety and performance of a novel cell delivery system to deliver oligodendrocyte progenitor cells to the spinal parenchyma.

8 | P a g e

Our clinical stage dendritic cell product candidate, VAC2, is the subject of a Phase 1 clinical trial conducted by our partner, Cancer Research UK, which has completed enrollment of eight (8) patients with advanced non-small cell lung cancer and we anticipate receiving additional data from that trial during this year.

Our preclinical product candidates, ANP1 for hearing loss and our photoreceptor program, PNC1, to address various forms of blindness, will continue to be evaluated in preclinical testing to determine the suitability of each program to advance into initial human testing.

We have identified, and we may seek to develop, additional product candidates based on our cell replacement approach. We may elect to conduct these activities on our own or through various collaborative arrangements. Such additional product candidates could include gene edits, which may provide enhanced functionality or offer more attractive safety or commercial profiles. We may utilize various types of pluripotent cell lines as starting material for our product candidates. Presently, our process development and manufacturing activities, including our cGMP production of clinical trial material, are predominantly conducted at our facility located in Jerusalem Israel, but such work may be supplemented or complemented by our additional facility located in Carlsbad, California.

Cell Therapy Technology Platform

We believe we are a leader in pluripotent, cell-based asset development based on directed differentiation protocols of cellular lineages and cell manufacturing capabilities. Pluripotent cells, which are widely published as capable of becoming any human cell type, have potential applications in many areas of medicine with large unmet patient needs, including certain age-related degenerative diseases, degenerative conditions, or traumatic injury. We are currently in clinical development for various pluripotent cell-derived product candidates such as RPE cells, oligodendrocyte progenitor cells, and dendritic cells and preclinical development for auditory neurons and photoreceptor cells. In addition, we are considering the differentiation of pluripotent cells into additional cell types that may have therapeutic benefits in other areas of unmet medical need.

Cellular therapies are often aimed at regenerating or replacing affected cells or tissues and therefore may have more durable, broader, or more suitable applicability than certain traditional pharmaceutical products which seek to influence a single molecular target or group of biological pathways. Small molecules and biologic therapies that require systemic delivery into the body often have unexpected side effects that can limit their usefulness. When cell replacement is locally administered to a specific anatomical compartment, systemic side effects are usually well-tolerated. Lineage’s cell therapy approach resembles transplant medicine, as it is focused on whether transplanted cells are retained or rejected by the body and whether the transplanted cells function as expected.

A key advantage of our approach is that it can provide us the opportunity to rapidly develop new programs without the extensive and costly steps traditionally required to develop a small molecule agonist or antagonist. Whereas small molecule product development typically requires selection and validation of a drug target, followed by screening millions of molecules (e.g., a “library” of compounds) to identify hits, followed by chemical modification guided by structure-activity relationship or “SAR” to develop a hit into a more potent lead, the process of developing a new cell therapy from pluripotent lines can be comparatively faster because the target cell type is already known to be “validated”, insofar as it is well-established in the literature as being the cell type which is dysfunctional or deficient in the patient. The most challenging step in developing a new cell therapy is the establishment of a controllable and reproducible differentiation protocol which can create the quality of cells to support clinical testing and commercial supply, a process which avoids mass screening campaigns and is more readily accomplished via the combination of literature reviews and in-house experience with pluripotent cell differentiation. This approach can facilitate pipeline expansion at a lower cost than traditional methods (Figure 1).

9 | P a g e

Figure 1. Lineage’s Internal cGMP Facility Capabilities

In addition to our corporate headquarters located in Carlsbad, California, we recently opened a new research and development (R&D) facility also located in Carlsbad, expanding the Company’s R&D capabilities in the U.S. and supporting the development of current and future allogeneic cell transplant programs. We also have a modern and innovative manufacturing facility in the Bio Park on the campus of the Hadassah University Hospital in Jerusalem, Israel. The facility includes process development laboratories and a state-of-the-art, current good manufacturing practice (“cGMP”) cell manufacturing facility. It is designed and equipped to run simultaneous cGMP processes and to produce a range of cell therapy products for human use in clinical trials as well as improve scalability for potential commercialization. Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted in this facility (Figure 2).

10 | P a g e

Figure 2. Novel Clinical Cell Therapy Pipeline

Cell Therapy Pipeline – 100% Allogeneic

	FIELD	PROGRAM	PHASE 1	PHASE 2	PHASE 3	PARTNERS
Neuroscience	Ophthalmology	**OpRegen** Dry AMD with Geographic Atrophy (GA)		24 patients treated		Genentech *A Member of the Roche Group*
Neuroscience	Demyelination	**OPC1** Spinal Cord Injury (SCI)		30 patients treated		CIRM
Neuroscience	Neurotology	**ANP1** Auditory Neuropathy (Hearing Loss)	*Preclinical*			*Internally-owned*
Neuroscience	Ophthalmology	**PNC1** Vision loss; Retinitis Pigmentosa	*Preclinical*			*Internally-owned*
Oncology	Immuno-oncology	**VAC2** Non-Small Cell Lung Cancer (Oncology)	8 patients treated			CANCER RESEARCH UK

OpRegen®

OpRegen is a retinal pigment epithelial cell therapy in Phase 2a development for the treatment of geographic atrophy secondary to age-related macular degeneration. Following subretinal delivery, OpRegen has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal structure and function. OpRegen is being developed under a worldwide collaboration between Lineage, Roche and Genentech, a member of the Roche Group. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included elsewhere in this Report for discussion on the Roche Agreement.

OpRegen has been granted Fast Track Designation from the U.S. FDA, which includes an expedited regulatory path with the ability for increased interfacing with the FDA during the clinical development process.

AMD is a gradual, progressive, deterioration of the macula, the small sensitive area in the center of the retina that provides clear, high-definition central vision. It is a leading cause of vision loss in people over the age of 65 in the developed world. According to a 2022 report in JAMA Ophthalmology, 18.34 million individuals in the U.S. 40 years and older (11.64%) were living with early-stage AMD and 1.49 million (0.94%) were living with late-stage AMD in 2019. As the area of atrophy begins to include the fovea (the center of the macula), patients may lose their central vision, making facial recognition, reading, and driving difficult or impossible, and may ultimately become legally blind. The exact cause of GA secondary to AMD is unknown, but is thought to result from multiple factors, such as genetics, age, smoking history, and environmental effects. There are two clinical presentations of AMD, the dry form, and the wet, or neovascular form (growth of abnormal new blood vessels). Dry AMD typically advances slowly toward GA as RPE cells and photoreceptors become dysfunctional and deteriorate over time. RPE cells support and nourish the retina by metabolizing waste by-products and producing a number of components essential for photoreceptor health and function. If the metabolic waste products accumulate, lesions known as drusen may result. Approximately 85-90% of AMD patients suffer from the dry form of AMD, for which there is only one FDA approved therapeutic option at this time. Additionally, dry AMD may also lead to wet AMD, a condition for which there are several FDA-approved treatments administered locally to inhibit the growth of new blood vessels. Physicians often recommend a healthy diet, exercise and/or nutritional supplements for dry AMD, but nutritional supplements have shown limited efficacy in delaying the onset of more progressive disease in longer-term studies. The schematics in Figures 3 and 4 show a representation of the process of drusen formation and the goal of cell replacement therapy.

11 | P a g e

Figure 3. Dry AMD involves the loss of retina cells, creating an area of geographic atrophy (GA), which causes impaired vision and blindness	Figure 4. OpRegen is an injection of RPE cells delivered to the retina, to replace lost retinal cells and preserve or restore vision

We believe one of the most promising approaches to treat GA secondary to dry AMD is to replace the layer of damaged RPE cells with new, healthy, and functional RPE cells manufactured from a well-characterized, allogeneic cell line, transplanted to the subretinal space around the atrophic area (GA). OpRegen is a cell replacement therapy derived from our pluripotent cell technology in which our proprietary directed-differentiation methods convert pluripotent stem cells into nearly pure populations of RPE cells. Using this method, OpRegen is grown free of any animal products and consists of human RPE cells with high yield and purity that can be transplanted directly into the patient’s eye, where the patient’s own RPE cells are missing or dysfunctional. The OpRegen therapeutic approach is designed to replace damaged or lost RPE cells with the goal of slowing disease progression to preserve and/or restore visual function.

OpRegen is intended to be an allogeneic, or “off-the-shelf,” product provided to retinal surgeons in an “easy-to-use” form for transplantation. We believe OpRegen could have a lasting benefit from a single administration, or may be administered every several years. This approach differs from other investigational agents, as well as for the single approved drug for treatment of GA secondary to AMD, pegcetacoplan injection (SYFOVRE®), and approved agents currently marketed for wet AMD, such as ranibizumab (Lucentis®) and aflibercept (Eylea®). All of these approaches require repeated, frequent (monthly or every-other-month) intravitreal injections into the eye.

In a Phase 1/2a clinical trial, OpRegen has demonstrated the potential to slow, stop or reverse disease progression in geographic atrophy secondary to AMD. This is an open-label, single-arm, multi-center, dose-escalation trial evaluating a single administration of OpRegen delivered subretinally in patients with bilateral GA. Patient enrollment completed in November 2020, with twenty-four patients recruited into four cohorts. The first three cohorts enrolled only legally blind patients with a best corrected visual acuity (BCVA) of 20/200 or worse. The fourth cohort enrolled 12 patients with impaired vision (BCVA from 20/65 to 20/250 with smaller mean areas of GA). Cohort 4 also included patients treated with a new “thaw-and-inject” formulation of OpRegen, which could be shipped directly to sites and used immediately upon thawing. The primary objective of the study was to evaluate the safety and tolerability of OpRegen as assessed by the incidence and frequency of treatment-emergent adverse events. Secondary objectives evaluated the preliminary activity of OpRegen treatment by assessing the changes in ophthalmological parameters measured by various methods of primary clinical relevance. Long-term follow-up of patients in this study is currently ongoing.

Results from the primary endpoint, the safety and tolerability at one year post-OpRegen transplant, were presented at the 2022 Association for Research in Vision and Ophthalmology Annual Meeting (ARVO 2022), and suggest that OpRegen RPE cells are generally well-tolerated with an acceptable safety profile. Importantly, no unexpected ocular adverse events (AEs) were observed and those events that were observed were considered expected based on the surgical procedures involved in OpRegen administration, such as vitrectomy. Most AEs reported (cohorts 1-3, 87%; cohort 4, 93%) were mild in severity.

Findings on clinical examination by different imaging modalities have shown positive clinical benefits in some patients as evidenced by retinal structure improvement and decreases in drusen, as well as durable engraftment of OpRegen cells now extending to more than five years in the earliest treated patients. Across the study, a trend toward slower GA progression in treated compared to untreated eyes continues to be present. Of note, five subjects from cohort 4 where the OpRegen suspension was delivered to most or all of the GA area, including the fovea, have shown evidence of outer retinal structural improvement (tissue restoration). This was accompanied by a reduction in the overall size, or no growth in the area of atrophy, at least 12 months post-treatment and the presence of key retinal cells that were not observable at baseline study entry. This anatomical effect was accompanied by improvements in visual acuity in most cohort 4 treated patients (average gain of 7.6 letters read), but particularly the five patients with better surgical coverage (average 12.8 letter gain). Furthermore, differences in visual acuity between treated and untreated eyes remained statistically significant across Cohort 4 patients at 15 months post-treatment. These unprecedented findings support the view that dry AMD is not an irreversible, degenerative condition and that some portion of diseased retinal tissue may be recoverable in atrophic end-stage disease patients.

12 | P a g e

In December 2021, we entered into the Roche Agreement for the development and commercialization of OpRegen. See “—Collaborations—Roche Collaboration Agreement,” below.

In November 2022, we announced our partner Genentech, a member of the Roche group has launched a Phase 2a, multicenter, open-label, single arm clinical study of RG6501 (OpRegen), a retinal pigment epithelial cell therapy. The study is intended to optimize subretinal surgical delivery and evaluate the safety and activity of OpRegen in approximately 30, and up to 60, patients with geographic atrophy (GA) secondary to age-related macular degeneration. The primary objectives of the study are to evaluate (i) the proportion of patients with subretinal surgical delivery of OpRegen to target regions under the retina, and (ii) to evaluate the safety of subretinal surgical delivery of OpRegen as measured by the incidence and severity of procedure-related adverse events at 3 months following surgery. A key secondary objective is to evaluate the proportion of patients with qualitative improvement in retinal structure, as determined by Optical Coherence Tomography (SD-OCT) imaging, within 3 months following surgery. RG6501 (OpRegen) is currently being developed under an exclusive worldwide collaboration between Lineage, Roche and Genentech.

OPC1

OPC1 is an oligodendrocyte progenitor cell therapy in Phase 1/2a development for the treatment of acute SCI. SCI occurs when the spinal cord is subjected to a severe crush or contusion injury, such as that caused by a car or motorcycle accident, and typically results in severe functional impairment, including limb paralysis, aberrant pain signaling, and/or loss of bladder and sexual function. There are approximately 18,000 new spinal cord injuries annually in the U.S. (NSCIC SCI Facts and Figures at a Glance (2019)), and there are currently no FDA-approved drugs specifically for the treatment of SCI, although methylprednisolone, a corticosteroid generally used as an anti-inflammatory drug, is sometimes prescribed on an off-label basis to reduce acute inflammation in the injured spinal cord immediately after injury. Approaches to treat this complex injury may include multiple mechanisms of action, such as biologics that preserve surviving neurons and stimulate new nerve axon outgrowth, suppression of lesion cavity formation at the injury site, generation of new blood vessels to repair the ischemic damage from injury, and myelination of the demyelinated and newly formed nerve axons. A promising therapeutic target in SCI is replacement of oligodendrocytes that are selectively lost at the injury site. As the sole source of the insulating protein myelin in the brain and spinal cord, oligodendrocytes wrap around nerve axons and allow the conduction of electrical impulses throughout the central nervous system (“CNS”), as shown in Figure 5.

Figure 5. Oligodendrocytes are the myelinating cells of the CNS and are critical for nerve signal conduction

OPC1 is derived from our pluripotent cell technology under cGMP conditions using a directed differentiation method. These cells are stored frozen until ready for use and prepared for direct administration into the injured spinal cord. Based on preclinical studies, when OPC1 is transplanted into the injured spinal cord, the cells undergo further maturation to generate a replacement population of oligodendrocytes at the injury site that are capable of remyelinating denuded and newly formed nerve axons. Based on preclinical studies, prior to their maturation, the transplanted oligodendrocyte progenitor cells are believed to stimulate additional reparative processes, including promotion of neuron survival and nerve axon outgrowth, and induction of blood vessel formation in and around the injury site. In addition, OPC1 cells rapidly migrate from the injection point to the injury site where they generate a supportive tissue matrix and suppress cavitation. Cavitation is a destructive process that occurs within the spinal cord following SCI, and typically results in permanent loss of motor and sensory function. A patient with cavitation can develop a condition known as syringomyelia, which results in additional neurological and functional damage to the patient and can result in chronic pain (Figure 6). Based on the multiple reparative properties associated with OPC1, we believe this candidate cell therapy product is ideally suited to treat neurological conditions such as SCI and other demyelination disorders of the CNS.

Figure 6. Suppression of spinal cavitation in a rat contusion model

13 | P a g e

The development of OPC1 has been supported by a $14.3 million clinical development grant from CIRM. We intend to apply for additional grants from CIRM for the program’s continued development. See “—Grants from Government Entities,” below.

Before our acquisition of Asterias Biotherapeutics, Inc. (“Asterias”), Asterias was testing OPC1 in two clinical trials: a five-patient Phase 1 safety trial in acute thoracic SCI and a 25-patient Phase 1/2a dose escalation trial in subacute cervical SCI, called the SCiStar trial. The SCiStar trial was an open-label, single-arm trial that tested three sequential escalating doses of OPC1 administered at up to 20 million OPC1 cells with subacute, C-4 to C-7, motor complete (AIS-A or AIS-B) cervical SCI. OPC1 was administered 21 to 42 days post-injury. Patients were followed by neurological exams and imaging procedures to assess the safety and activity of the product. Key findings for both the thoracic and cervical studies are shown in Figure 7.

Figure 7. OPC1 Thoracic & Cervical Clinical Trials Overview

The FDA designated OPC1 as a Regenerative Medicine Advanced Therapy (“RMAT”), for the treatment of subacute SCI. RMAT is an accelerated development pathway and includes the ability for increased interfacing with the FDA during clinical development. The FDA has also granted OPC1 Orphan Drug Designation, providing a pathway to possible market exclusivity.

In 2019, we transferred all cGMP manufacturing processes, including the establishment of cell banks and the OPC1 process development and manufacturing for clinical studies, to our cell therapy manufacturing facility in Jerusalem, Israel. Improvements to the manufacturing process were performed to create enhancements to the production process and scale and to achieve greater purity of OPC1. We also developed a thaw and inject formulation of OPC1 to facilitate logistics and handling at the point of care with the elimination of the dose preparation at the clinical site. Throughout 2021, we manufactured clinical batches based on the improved process in a thaw and inject formulation in preparation for a larger-scale, late-stage clinical trial.

In February 2021, we announced an exclusive agreement with Neurgain Technologies, Inc. (“Neurgain”), to evaluate a novel delivery system for OPC1. Preliminary assessment of prototypes revealed promising compatibility with OPC1 product while simplifying the surgical procedure by providing surgeons with an instrument that is small, simple to use, and would not require stopping the patient’s ventilator to perform the injection, allowing for flexibility with accurate delivery to the injury site. We continued to evaluate the Neurgain device throughout 2021 and 2022. We have submitted an RMAT package to the FDA to support the use of a new delivery device, along with a protocol synopsis for a small safety study in both subacute and chronic patients. We intend to submit an IND amendment during 2023 for a human safety clinical study to validate the device (DOSED – Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) and an additional submission to support the use of the device in a late-stage clinical study to follow.

We are actively working both on expanding our existing and establishing new collaborative partnerships with SCI patient engagement and advocacy organizations, with the overarching goals of enhancing awareness of SCI and elevating the patient’s voice in the treatment development process.

VAC Platform

VAC is our immuno-oncology platform using dendritic cells loaded with antigens for the treatment of cancer. Cancer afflicts millions worldwide and represents one of the largest unmet clinical needs with current treatment options providing limited efficacy and a wide range of potentially debilitating side effects. As the most potent type of antigen-presenting cell in the body, dendritic cells instruct the human body’s immune system to attack and eliminate harmful pathogens and unwanted cells, including cancer cells.

14 | P a g e

To provide a more targeted treatment for non-small cell lung cancer (NSCLC), we are currently developing VAC2 as an allogeneic, or non-patient specific, cancer vaccine designed to stimulate patient immune responses to an antigen, human telomerase reverse transcriptase (hTERT), which is commonly expressed in cancerous cells but is not usually found in normal adult cells. VAC2 is produced by our pluripotent cell technology using a directed differentiation method and is comprised of a population of mature dendritic cells to which the hTERT antigen was introduced via an mRNA construct which is loaded into the dendritic cell via electroporation. The VAC1 autologous program, which preceded VAC2 but relied on the same antigen, served as proof of concept behind our approach to utilize dendritic cell vaccines targeting telomerase to treat cancer.

Using pluripotent cells as the starting material for VAC production offers certain advantages. Compared to technologies that rely on the use of a patient’s own blood, our pluripotent cell technology provides a path to a more scalable system for the production of a large number of vaccine doses, lower manufacturing costs, greater product consistency, and off-the-shelf availability. In addition, we believe that as an allogeneic therapy, VAC has the potential to stimulate a more robust immune response through an adjuvant effect resulting from the partial immune mismatch between the VAC cells and patients receiving the therapy. We believe that VAC can be used as a platform technology that can be modified to carry a diverse number or type of antigen, including patient-specific tumor neo-antigens.

In September 2014, Asterias initiated clinical development of VAC2 by entering into a Clinical Trial and Option Agreement (the “CRUK Agreement”) with Cancer Research UK (“CRUK”) and Cancer Research Technology Limited (“CRT”), a wholly owned subsidiary of CRUK, under which CRUK agreed to fund Phase 1 clinical development of VAC2 in NSCLC. CRUK was responsible, at its own cost, for manufacturing clinical grade VAC2 and for carrying out the Phase 1 clinical trial of VAC2. In April 2022, we announced that CRUK had completed patient enrollment in the ongoing Phase 1 clinical trial of VAC2 for the treatment of NSCLC. All eight patients completed dosing in the initial aspect of the trial and CRUK is currently conducting analyses of various samples collected per protocol.

As previously reported, VAC2 demonstrated potent and specific induction of immune response in all patients dosed and analyzed to date, with high levels of peripheral antigen-specific immunogenicity observed at multiple time points. Importantly, VAC2 appeared to be well tolerated with no unexpected adverse events (AEs) and no dose-limiting toxicity, serious adverse events (SAEs) or AEs.

We completed the transfer of all cGMP manufacturing processes, including the establishment of cell banks and the VAC2 process development and manufacturing for clinical studies, to our cell therapy manufacturing facility in Jerusalem, Israel.

In April 2021, Lineage entered into a worldwide license and development collaboration agreement with ITI. See “—Collaborations—ITI Collaboration Agreement,” below.

Throughout 2022, we focused on improving the manufacturing process for VAC to provide a reliable supply for potential future clinical studies and commercial development. We submitted a pre-IND package to the FDA in the third quarter of 2022 and have received important feedback that will help guide any future full IND submission(s). We also continue to evaluate additional opportunities for the introduction of new VAC candidates based on internally identified or partnered tumor antigens to expand the VAC platform.

Auditory Neurons

The Auditory Neurons program was established in 2022 with the goal of advancing auditory neuron transplant therapy as a treatment option for hearing loss conditions. The initial focus of this program is on the treatment of auditory neuropathy spectrum disorders (ANSD), a group of conditions characterized by the loss of auditory neuron function where the sound is not transmitted properly from the cochlea (inner ear) to the brain. Based on our proprietary technology platform, we have developed a unique differentiation process for generating auditory neurons (ANP1), which are planned to undergo preclinical testing this year to assess their safety and delivery system. In February 2023, we reported that preclinical testing of ANP1 had begun through a collaboration with the University of Michigan and Yehoash Raphael, Ph.D., The R. Jamison and Betty Williams Professor of Otolaryngology, Department of Otolaryngology-Head and Neck Surgery and Lab Director at the University of Michigan Kresge Hearing Research Institute.

15 | P a g e

Photoreceptors

The Photoreceptor program is developing the process of directing the differentiation of human pluripotent cells into clinical-grade transplantable photoreceptor precursors/cells (PRCs) and to show their further differentiation, integration, and function after transplantation into the subretinal space of animal models of photoreceptor degeneration. Photoreceptor degeneration is the hallmark of a variety of retinal diseases such as retinitis pigmentosa (RP). Currently, the only approved treatments are gene therapies which treat specific genetic defects that lead to RP. Our PNC1 program is aimed to replace damaged photoreceptors regardless of the origin of degeneration. We hope to be able to present top-line preclinical data once the appropriate intellectual property submissions have been made and as data become available.

Collaborations

To accelerate the discovery and advancement of transplanting specific cell types into the body, we have entered into, and intend to seek additional opportunities to form collaborations with a diverse group of strategic partners. We have entered collaborations with pharmaceutical and biotechnology companies, government agencies, academic laboratories, and research institutes with resources and expertise in diverse areas in an effort to advance our discovery and development platforms and will continue to evaluate such collaborations.

One key principle of our approach to collaborations is to share rewards and risks of conducting large-scale clinical trials and commercializing a product, but also to provide the broadest patient population with the earliest access to our therapies.

Roche Collaboration Agreement

On December 17, 2021, Lineage entered into the Roche Agreement, pursuant to which Lineage granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including its proprietary cell therapy known as OpRegen, for the treatment of ocular disorders, including advanced dry AMD with GA.

Under the terms of the Roche Agreement, Roche will assume responsibility for further clinical development and commercialization of OpRegen, Lineage will be responsible for completing activities related to the ongoing clinical study Phase 1/2a open-label, dose-escalation clinical safety and efficacy study in patients with advanced dry AMD with GA, for which enrollment is complete, and performing certain manufacturing and process development activities.

Roche paid Lineage a $50.0 million upfront payment (which was received in January 2022) and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory and commercialization milestone payments. Lineage is also eligible for tiered double-digit percentage royalties on net sales of OpRegen. All milestone payments, and royalty payments, due under the Roche Agreement are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalties on net sales of OpRegen are subject to financial offsets based on the existence of competing products.

Unless earlier terminated by either party, the Roche Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all of Roche’s payment obligations under the Roche Agreement. Roche may terminate the Roche Agreement in its entirety, or on a product-by-product or country-by-country basis, at any time with advanced written notice. Either party may terminate the Roche Agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach. Either party also may terminate the Roche Agreement in its entirety upon certain insolvency events involving the other party.

16 | P a g e

Lineage is obligated to pay to the IIA (as defined below) approximately 24.3% of the upfront payment and of any future payments Lineage receives under the Roche Agreement, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full, which currently stands at approximately $91.2 million. In addition, pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between our foreign subsidiary located in Jerusalem, Israel, Cell Cure Neurosciences Ltd. (“Cell Cure”), and Hadasit Medical Research and Development Ltd. (“Hadasit”), as amended, and a letter agreement entered into between Cell Cure and Hadasit on December 17, 2021, Cell Cure is obligated to pay to Hadasit (i) a maximum of 21.5% of the upfront payment (subject to certain reductions) and of any milestone payments Lineage receives from Roche under the Roche Agreement, and (ii) up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products) Lineage receives from Roche under the Roche Agreement. In accordance with the foregoing obligations, from the $50.0 million upfront payment Lineage received from Roche in January 2022, Lineage paid $12.1 million to the IIA and $8.9 million to Hadasit. See “—Grants from Government Entities,” below, and Note 14 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information related to our obligations to the IIA and Hadasit.

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

Under terms of the ITI Agreement, Lineage is entitled to initial fees totaling up to $2.0 million, which we have received $1.0 million , and up to an additional $67.0 million in development and commercial milestones across multiple indications. Lineage will also be eligible to receive royalties of up to 10% on net sales of future products. ITI has received a research and development grade of the VAC-CMV product and is evaluating its next steps.

Grants from Government Entities

Grants from the Israeli Innovation Authority

Under the Israeli Encouragement of Research, Development and Industrial Initiative Technology Law, 5744-1984, as amended, and related regulations (collectively, the “Innovation Law”), research and development programs which meet specified criteria and are approved by the Israel Innovation Authority (the “IIA”) are eligible for grants of up to 50% of the project’s expenditure, as determined by the research committee, in exchange for the payment of royalties from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. The royalties are generally at a range of 3.0% to 5.0% of revenues until the entire IIA grant is repaid, together with an annual interest generally tied to an interest rate index.

Under the Innovation Law, the manufacture of product candidates developed with government grants is required to be performed in Israel. The transfer of manufacturing activity outside Israel may be subject to the prior approval of the IIA, and if approved, may increase the royalties payable to the IIA, in certain cases substantially. The amount of the increase in the royalties payable depends on the percentage of manufacturing activity that occurs outside Israel.

The know-how developed within the framework of the Innovation Law plan may not be transferred to third parties outside Israel without the prior approval of a governmental committee chartered under the Innovation Law. The IIA approval to transfer know-how created, in whole or in part, in connection with an IIA-funded project to a third party outside Israel where the transferring company remains an operating Israeli entity is subject to payment of a redemption fee to the IIA calculated according to a formula provided under the Innovation Law that is based, in general, on the ratio between the aggregate IIA grants to the company’s aggregate investments in the project that was funded by these IIA grants, multiplied by the transaction consideration. The transfer of such know-how to a party outside Israel where the transferring company ceases to exist as an Israeli entity is subject to a redemption fee formula that is based, in general, on the ratio between the aggregate IIA grants to the total financial investments in the company, multiplied by the transaction consideration. The redemption fee in case of transfer of know-how to a party outside Israel is generally based on the ratio between the aggregate IIA grants received by the company and the company’s aggregate research and development expenses. The fee is multiplied by the transaction consideration, and the maximum amount payable to the IIA in case of transfer of know-how outside Israel will not exceed six times the value of the grants received plus interest. In the event that the receiver of the grants ceases to be an Israeli corporation such payment shall not exceed six times the value of the grants received plus interest, with a possibility to reduce such payment to up to three times the value of the grants received plus interest if the research and development activity remains in Israel for a period of three years after payment to the IIA.

17 | P a g e

The restrictions under the Innovation Law, including restrictions on the sale, transfer or licensing to a non-Israeli entity of know-how developed as part of the programs under which the grants were given, continue to apply even after the repayment of royalties in full by the grant recipient.

Part of Cell Cure’s research and development efforts have been financed, partially, through grants that it has received from the IIA and when we acquired our holdings in Cell Cure, we undertook in writing, vis-à-vis the IIA, to comply with, and to ensure the compliance by Cell Cure with, the Innovation Law. We therefore must comply with the requirements of the Innovation Law and related regulations. To date, through a series of separate grants beginning in 2007, Cell Cure received a total of $15.4 million from the IIA to support the OpRegen program. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information.

Grants from the California Institute for Regenerative Medicine

The clinical development of OPC1 has been supported by $14.3 million of grants from CIRM, a state agency established to fund stem cell research and development of new stem cell-based treatments. The terms of our grant award from CIRM require royalty payments to the California State General Fund based on net commercial revenue from the sale of any product, drug or service arising from CIRM-funded research as follows: 0.1% per $1.0 million of funds granted for the earlier of 10 years or nine times the award amount that has been paid. In addition, a 1% royalty will be owed on net commercial revenue in excess of $500 million per year until the last to expire patent covering a CIRM-funded invention, if any, contributed towards the commercialization of the product.

Other Programs

We may elect to develop additional product candidates currently in the earliest stages of development and which cover a range of therapeutic areas. Generally, these product candidates are still conceptual but are based on the same pluripotent platform technology and would employ a similar guided cell differentiation and transplant approach as our current clinical-stage products.

18 | P a g e

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

We own or license, directly or through our subsidiaries, patent families that include several hundreds of U.S. and international patents and patent applications. We cannot be certain that issued patents will be enforceable or provide adequate protection or that pending applications will result in issued patents.

OpRegen®

We have rights to issued U.S. and international patents and pending patent applications covering OpRegen. The issued patents have expiration dates ranging from 2028 to 2036. The pending applications, if issued, will have estimated expiration dates ranging from 2028 to 2042. These U.S. and international issued patents and pending applications also include those in-licensed from Hadasit, a wholly owned subsidiary of Hadassah Medical Organization. We also solely own pending U.S. and international patent applications relating to a cryopreserved thaw-and-inject formulation. The U.S. patent applications, and any filed international patent applications based on the PCT applications, if issued, will have estimated expiration dates in 2038. Pursuant to the Roche Agreement, we have licensed these patent rights to Roche to further develop and commercialize RPE cell therapies, including OpRegen (see “—Collaborations—Roche Collaboration Agreement” above).

OPC1

We have numerous U.S. and international issued patents and pending patent applications that are relevant to neural cells, such as oligodendrocyte progenitor cells, including patent families acquired from Geron Corporation (“Geron”) that are directed to the differentiation of pluripotent stem cells, including human embryonic stem (“hES”) cells, into various neural cell types, as well as various culture and purification methods. Additionally, there are four patent families with pending patent applications owned by us directed to improved methods of producing oligodendrocyte progenitor cells, oligodendrocyte progenitor cell compositions, and methods of treatment of spinal cord injury using oligodendrocyte progenitor cells. The estimated expiration dates of the four patent families with pending applications owned by us range from 2036 to 2043. The commercial success of OPC1 depends, in part, upon our ability to exclude competition for this product with the existing patent portfolio, regulatory exclusivity, undisclosed know-how and/or trade secrets, or a combination of these barriers to entry.

19 | P a g e

VAC Platform

We have numerous U.S. and international issued patents and pending patent applications that are relevant to dendritic cells, including patent families acquired from Geron or in-licensed from third parties that are directed to the differentiation of pluripotent stem cells, including hES cells, into hematopoietic progenitor cells and immature and mature dendritic cells. In addition, these patent rights include a patent family with claims directed to immunogenic compositions comprising antigen-presenting dendritic cells and methods of eliciting an anti-telomerase immune response in a subject by administering to the subject such compositions. The expiration dates of the patents, and the estimated expiration dates of the pending applications, acquired from Geron or in-licensed to us range from 2022 to 2029. We also solely own pending U.S. and international patent applications relating to VAC and VAC processes with estimated expiration dates, if issued, from 2041 to 2043. The commercial success of VAC products depends, in part, upon our ability to exclude competition in these products with this patent portfolio, regulatory exclusivity, undisclosed know-how and/or trade secrets, or a combination of these barriers to entry.

Auditory Neurons

We have a pending U.S. provisional patent application for our ANP1 program. It is anticipated that this provisional patent application will be converted to a U.S. utility patent application and one or more international patent applications in 2023 and, if issued, would have estimated patent expiration dates of 2043.

Photoreceptors

We have pending U.S. and international patent applications for our PNC1 program. These pending patent applications include a patent family licensed from Hadasit and a patent family solely owned by Lineage. The pending patent applications licensed from Hadasit, if issued, would have estimated patent expiration dates of 2038. The pending patent applications owned by Lineage, if issued, would have estimated patent expiration dates of 2036. We also have a pending U.S. provisional patent application jointly owned with Hadasit. It is anticipated that this provisional patent application will be converted to a U.S. utility patent application and one or more international applications in 2023 and, if issued, would have estimated patent expiration dates of 2043.

General Risks Related to Obtaining and Enforcing Patent Protection

Because patent applications are confidential until a patent application is published or a patent is issued, we may not know if our competitors have filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our products. In addition, if competitors file patent applications covering our technology, we may have to participate in interference/derivation proceedings or litigation to determine the right to a patent. Litigation and interference/derivation proceedings are unpredictable and expensive, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events. Accordingly, there is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid in view of third-party patent applications and/or patents. Litigation, interferences, oppositions, inter partes’ reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes’ reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed any amounts that we may accrue on our financial statements as a reserve for contingent liabilities. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

The enforcement of patent rights often requires litigation against third-party infringers, and such litigation can be costly to pursue. Even if we succeed in having new patents issued or in defending any challenge to issued patents, there is no assurance that our patents will be comprehensive enough to provide us with meaningful patent protection against our competitors.

20 | P a g e

Employees

As of December 31, 2022, we had 78 employees, of which 25 were employed by Lineage and 53 were employed by Cell Cure and work in Israel. Of the 78 employees, 70 were employed on a full-time basis and eight were employed on a part-time basis. Eleven employees hold Ph.D. degrees in one or more fields of science or doctorates in medicine. None of our employees are covered by a collective bargaining agreement.

Manufacturing

Manufacturing of pluripotent-derived products is complex and requires the use of innovative technologies to handle living cells. Manufacturing these products requires facilities specifically designed for and validated for this purpose and specific quality assurance and quality control procedures are necessary. Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted at our facility in Jerusalem, Israel. The facility, which includes process development laboratories and a cGMP manufacturing facility, is designed and equipped to enable simultaneous cGMP processes and to produce a range of cell therapy products for human use in clinical trials as well as at a scale suitable for commercial launch.

Our process development and manufacturing are designed to address the complexity of manufacturing cell-based therapies with a specific focus on the reproducibility and scale of the manufacturing process. To this end each of our manufacturing processes contains predefined steps that are controlled by a specific set of control tests that allow us to follow up the progression of production according to the manufacturing plan, We implement a variety of 2-dimensional and 3-dimensional culture conditions to address the specific requirements of our pre-defined differentiation processes of the pluripotent cell into a functional cell product.

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

Licensed Technology and Product Development Agreements

Lineage has obtained the right to use various technologies that we believe have great potential in our product development efforts, and that may be useful to other companies that are engaged in the research and development of products for human therapeutic and diagnostic use.

Second Amendment to Clinical Trial and Option Agreement and License Agreement with Cancer Research UK

In March 2020, Lineage and its wholly owned subsidiary Asterias entered into a Second Amendment to Clinical Trial and Option Agreement (the “CTOA Amendment”) with CRUK and CRT, which amends the Clinical Trial and Option Agreement entered into between Asterias, CRUK and CRT dated September 8, 2014, as amended September 8, 2014. Pursuant to the CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK.

Either party may terminate the CRT License Agreement for the uncured material breach of the other party. CRT may terminate the CRT License Agreement in the case of Lineage’s insolvency or if Lineage ceases all development and commercialization of all products under the CRT License Agreement.

21 | P a g e

WARF Agreements

We have rights to certain U.S and international issued patents, pending patent applications, and stem cell lines with the Wisconsin Alumni Research Foundation (“WARF”) under a Commercial License and Option Agreement entered into between Lineage and WARF in January 2008 and a Non-Exclusive License Agreement entered into between Asterias and WARF in October 2013 (collectively, the “WARF Agreements”).

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

Royalty Agreement with Geron

In connection with Asterias’s acquisition of Geron’s stem cell assets in October 2013, we entered into a royalty agreement with Geron (the “Royalty Agreement”) pursuant to which we agreed to pay Geron a 4% royalty on net sales by us or any of our affiliates or sales agents of any products that we develop and commercialize that are covered by the patents Geron contributed to us. In the case of sales of such products by a person other than us or one of our affiliates or sales agents, we will be required to pay Geron 50% of all royalties and cash payments received by us or by our affiliate in respect of a product sale. The Royalty Agreement will terminate at the expiration or termination date of the last issued patent contributed by Geron under the Royalty Agreement. We estimate that the latest patent expiration date will be in 2029.

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

FDA and Foreign Regulation of Therapeutic Products

The FDA and foreign regulatory authorities will regulate our proposed products as drugs, biologics or medical devices, depending upon such factors as the use to which the product will be put, the chemical composition, and the interaction of the product with the human body. In the United States, the FDA regulates drugs, biologics and medical devices, among other things, under the Federal Food, Drug and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”), and implementing regulations. In addition, establishments that manufacture human cells, tissues, and cellular and tissue-based products (“HCT/Ps”) are subject to additional regulations, including registration and listing requirements and current good tissue practices. Certain proposed cell therapy products will be reviewed by the FDA staff in its Center for Biologics Evaluation and Research Office of Therapeutic Products (“OTP”).

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

22 | P a g e

Phase 1 clinical trials are conducted in a small number of healthy volunteers or volunteers with the target disease or condition to assess safety and dosage. Phase 2 clinical trials are conducted with groups of patients afflicted with the target disease or condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary safety and preliminary efficacy, in which case it is referred to as a Phase 1/2 clinical trial. Phase 3 clinical trials are large-scale, multi-center, comparative trials and are conducted with patients afflicted with the target disease or condition in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the clinical trial based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the intended patient population. The clinical trial sponsor is required to report adverse events to the FDA and IRB in accordance with FDA laws and regulations. Monitoring of all aspects of the trial to minimize risks is a continuing process.

No action can be taken to market any therapeutic product in the U.S. until an appropriate New Drug Application (“NDA”) or Biologics License Application (“BLA”) has been approved by the FDA. Submission of the application is not a guarantee that the FDA will find it complete and accept it for filing. If an application is accepted for filing, following the FDA’s review, the FDA may grant marketing approval, or deny the application by way of a complete response letter if it determines that the application does not provide an adequate basis for approval. FDA regulations also restrict the export of therapeutic products for clinical use prior to FDA approval. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured or perform an establishment file review of the site. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with the requirements of current Good Manufacturing Practices (“cGMP”) and adequate to assure consistent production of the product within required specifications including good tissue practices (“GTPs”) to the extent applicable. GMPs are FDA regulations that detail minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require HCT/P establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. To maintain compliance with cGMPs, GTPs, and GCPs, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

To date, the FDA has not granted marketing approval to any pluripotent stem cell-based therapeutic products, and it is possible that the FDA or foreign regulatory agencies may subject our product candidates to additional or more stringent review than drugs or biologics derived from other technologies.

The FDA offers several programs to expedite development of products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. A drug is eligible for designation as an RMAT if: the drug is a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act; the drug is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making available a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation is a separate process from seeking an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

23 | P a g e

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product may be entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Combination Products

Combination products are defined by the FDA to include products comprised of two or more regulated components or parts such as a biologic and a device. When regulated independently, biologics and devices each have their own regulatory requirements. However, the regulatory requirements for a combination product comprised of a biologic administered with a delivery device can be more complex, because in addition to the individual regulatory requirements for each component, additional combination product regulatory requirements may apply. The Office of Combination Products at the FDA coordinates the review of such products and determines the primary mode of action of a combination product. The definition and regulatory requirements for combination products may differ significantly among countries in which we may seek approval of our product candidates.

FDA Regulation of Manufacturing

The FDA regulates the manufacturing process of pharmaceutical products, human tissue and cell products, and medical devices, requiring that they be produced in compliance with cGMP and cGTP. See “Manufacturing.” The FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of products prior to providing approval to market products. If after receiving approval from the FDA, a material change is made to manufacturing equipment or to the location or manufacturing process, additional regulatory review may be required. The FDA also conducts regular, periodic visits to re-inspect the equipment, facilities, laboratories and processes of manufacturers following an initial approval. If, as a result of those inspections, the FDA determines that equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against the manufacturer, including suspension of manufacturing operations. Issues pertaining to manufacturing equipment, facilities or processes may also delay the approval of new products undergoing FDA review.

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

24 | P a g e

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

Privacy and Data Security Laws

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including data we collect about trial participants in connection with clinical trials. Accordingly, we are, or may become, subject to numerous data privacy and security requirements related to data privacy, security, and protection under federal, state, local, and foreign laws, regulations, guidance, and industry standards. Compliance with such requirements increases the cost and complexity of doing business and non-compliance may result in, among other penalties and sanctions, substantial monetary fines. The data privacy, security, and protection laws to which we may be subject include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), Israel’s Protection of Privacy Law 5741-1981, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws, including Virginia, Colorado, Connecticut and Utah.

25 | P a g e

The CCPA and EU GDPR are examples of increasingly stringent and evolving regulatory frameworks related to personal data processing, which increase compliance obligations and exposure for noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and a requirement to respond to certain requests from California residents related to their personal data. Also, the CCPA provides for civil penalties and a private right of action for certain data breaches. Under the CPRA, effective January 1, 2023, California residents also have the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action. A new California Privacy Protection Agency was also established to implement and enforce the new law. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data. The EU GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Moreover, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of a company’s annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. In addition, Israel’s Protection of Privacy Law 5741-1981 and the regulations promulgated thereunder impose certain obligations with respect to the manner personal data is processed, and government regulators may issue fines or sanctions for non-compliance.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, that the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”), that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Israel) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders.

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

26 | P a g e

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, to induce or in return for either the referral of an individual, or the furnishing, recommending, or arranging for the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under a federal healthcare program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, ownership interests and providing anything at less than its fair market value. Recognizing that the federal Anti- Kickback Statute is broad and may prohibit certain common activities within the healthcare industry, the Office of Inspector General for HHS has issued a series of statutory exceptions and regulatory “safe harbors.” However, these exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection from prosecution under the federal Anti-Kickback Statute. Although payment and business practices that meet the requirements of a safe harbor are not treated as offenses under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and would be evaluated on a case-by-case basis based on a cumulative review of their facts and circumstances. Additionally, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (collectively, the “ACA”) codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

27 | P a g e

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

28 | P a g e

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule was delayed until 2032 by the Inflation Reduction Act of 2022. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021 CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

29 | P a g e

In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the Inflation Reduction Act of 2022 requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The Inflation Reduction Act of 2022 permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

Major Customers and Sources of Revenues

Major Sources of Revenues

The following table shows our major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Sources of Revenues	2022	2021
Collaboration revenues	90.9%	25.8%
Royalties	9.1%	63.9%
IIA grant income (Cell Cure Neurosciences Ltd, Israel)	-%	10.3%

Geographic Area

The following table shows the geographic sources of revenue that were recognized during the years ended December 31, 2022 and 2021 (dollar amounts are in thousands):

	Year Ended December 31,
	2022	2021
United States	$14,703	$3,895
Foreign(1)	-	446
Total revenues	$14,703	$4,341

(1)	Foreign revenues are primarily generated from grants in Israel.

Marketing

We do not have established marketing, sales or distribution infrastructure or capabilities. In order to commercialize any of our product candidates if approved for commercial sale, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities or collaborate with third-parties that have sales and marketing experience. As we move our product candidates through development toward regulatory approval, we intend to evaluate options for each product candidate’s commercialization strategy. These options include building our own sales force and other commercial infrastructure, entering into strategic marketing partnerships with third parties, out-licensing the product to other pharmaceutical or biotechnology companies, and combinations of these strategies.

30 | P a g e

Competition

The cell therapy industry is characterized by rapid innovation, intense and dynamic competition with a strong emphasis on proprietary products. While we believe that our technology, manufacturing capabilities, scientific knowledge, and experience in the field of cell therapy provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical and biotechnology companies with substantially greater financial and other resources than we have, academic institutions and governmental agencies and public and private research institutions, as well as standard-of-care treatments, new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies, including combinations thereof, that may become available in the future.

As mentioned above, some of our competitors have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and salesforces, or may operate in jurisdictions with lower standards of evidence to bring products to market. For example, we are aware that some of our competitors, including Bristol-Myers Squibb Company, Novo Nordisk A/S, Novartis AG, Johnson & Johnson, Merck & Co Inc., Gilead Sciences Inc., Astellas Pharma Inc., Bayer AG, BioNTech SE, Moderna Inc., Sana Biotechnology Inc., Senti Biosciences Inc., Iveric Bio Inc., Apellis Pharmaceuticals Inc., Century Therapeutics Inc., and Allogene Therapeutics Inc., may be conducting clinical trials for therapies that could compete with our cell therapy programs.

Corporate Information

Lineage is incorporated in the State of California. Our common shares trade on the NYSE American and the Tel Aviv Stock Exchange under the symbol “LCTX.” Our principal executive offices are at 2173 Salk Avenue, Suite 200, Carlsbad, CA 92008, USA, and our phone number at that address is (442) 287-8990. Our website address is www.lineagecell.com. The information on, or that can be accessed through our website, is not part of this report. Lineage routinely uses its website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. We also make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

31 | P a g e

ITEM 1A.	RISK FACTORS

An investment in our common shares involves a high degree of risk. You should carefully consider all the risk factors described below, as well as the other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell our common shares. Each of these risk factors, as well as additional risks not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common shares, in which case you may lose all or part of your investment.

Risks Related to Our Business Operations and Capital Requirements

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.

Our total operating losses for the fiscal years ended December 31, 2022 and 2021 were $22.5 million and $49.2 million, respectively, and we had an accumulated deficit of $363.4 million as of December 31, 2022. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future. Unless and until we or a third-party collaborator succeed in developing, obtaining regulatory approval for, and generating substantial revenue from sales of one or more of our product candidates, we do not expect to become profitable. All of our product candidates will require substantial additional development time and resources before we or any collaborator would be able to apply for or receive any regulatory approval to market and sell a product, and the timeline for and outcome of these development efforts is highly uncertain. We anticipate our operating losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates. We may never achieve profitability.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us and our collaborators to be successful in a range of challenging activities, including completing clinical and nonclinical studies of our product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing, and selling any approved products, and satisfying any post-marketing regulatory requirements. We are attempting to develop new technology and therapeutic products. Cell therapy is a nascent field with limited regulatory approval precedent, which makes it difficult to predict the time and cost of product candidate development and seeking regulatory approval. The regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex, time-consuming, and unpredictable relative to more well-known therapeutic approaches. We and our collaborators may never succeed in these activities and, even if we do, may never generate revenues that are significant enough for us to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

32 | P a g e

Our investigational allogeneic cell therapies represent a novel approach to the treatment of serious medical conditions, which gives rise to significant challenges. We or our collaborators may not succeed in developing any of our product candidates.

We are developing a pipeline of allogeneic cell therapy product candidates with cells that we create by applying proprietary differentiation protocols to established pluripotent cell lines and which must be either transplanted into patients to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury or administered by injection as a means of helping the body mount a more robust and effective immune response to cancer or infectious diseases. Allogeneic cell therapy is an area of therapeutic medical intervention that is still in its infancy, and as such, it is difficult to accurately predict the type and scope of challenges we and our collaborators may face during the development of our product candidates. We face significant challenges and uncertainties associated with the manufacture, preclinical and clinical development, regulatory approval pathway, and third-party payor coverage and reimbursement of our product candidates required for successful commercialization, including:

●	manufacturing our product candidates to our internal standards, as well as to that of applicable regulatory specifications, in a timely manner, and on the scale necessary to support larger-scale clinical trials, and, if approved, commercialization;

●	understanding and addressing variability in our cell manufacturing processes, which could affect our ability to produce clinical trial material and, if approved, commercial product in a reliable and consistent manner;

●	designing and completing clinical trials of our product candidates that will demonstrate their safe and effective use to treat the targeted disease or other medical condition;

●	sourcing clinical and, if approved, commercial supplies of key components required for the manufacture of our product candidates;

●	developing formulations of our cells that reduce or eliminate dose preparation or other complexities of handling and administration of our product candidates at the point of care;

●	identifying, developing and validating delivery systems and methods for successful surgical transplantation of our cells;

●	obtaining regulatory approval, as the regulatory framework for approval of potential allogeneic cell therapies are evolving;

●	establishing sales, marketing, and compliance capabilities upon obtaining any regulatory approval to gain acceptance of a novel therapy;

●	obtaining sufficient product coverage and reimbursement from third-party payors such as government healthcare administration authorities and private healthcare insurers for any approved product to enable the product to compete in the marketplace and become commercially profitable; and

●	obtaining and maintaining intellectual property protection for our product candidates, the operations used to manufacture them and the methods for using them in order to prevent third parties from making, using, selling, offering to sell or importing our product candidates or otherwise exploiting our cell manufacturing processes.

If we are not successful in addressing key challenges in development and commercialization of our cell therapy product candidates, or if our product candidates and technologies do not prove to be safe or effective for the indications for which they are being developed, our business prospects and revenue opportunities will be materially limited.

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in developing products that are safe and effective for their target indications or commercially viable.

Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $14.0 million and $33.9 million during the fiscal years ended December 31, 2022 and 2021, respectively, and we expect to continue to incur substantial research and development expenses. If we successfully develop a new technology or product, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, such as our product candidates, are very expensive and take years to complete. Only a small percentage of therapeutic product candidates that enter the development process ever receive marketing approval. Even with substantial spending on research and development of our product candidates, they might not prove to be safe or efficacious in the human medical applications for which they are being developed, or they may prove too expensive to manufacture or otherwise fail to gain sufficient market acceptance to be commercially viable.

33 | P a g e

We will need to obtain substantial additional funding to complete the development and seek regulatory approval of our product candidates and to commercialize products approved for marketing, if any. If we are unable to obtain adequate capital when needed, we may delay, reduce, limit the pace of, suspend or discontinue our product and technology development programs or other operations, which could significantly harm our business and prospects and cause the market price of our common shares to decline.

At December 31, 2022, we had $57.9 million of cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund our planned operations for at least the next 12 months after the issuance of this report; however, these resources will not be sufficient to fund our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and seek regulatory approval of our product candidates and to commercialize products approved for marketing, if any. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our planned operations.

Until such time as we are able to generate sufficient revenues from product sales, royalties or license fees, if ever, we expect to fund our operations through equity offerings, debt financings or other third-party capital sources, including potentially new grants from governmental entities or strategic alliances, collaborations, licenses or other similar arrangements. However, additional capital may not be available to us when needed, on favorable terms, or at all, and any additional capital raised may not be sufficient to enable us to complete development or obtain regulatory approval of our product candidates or commercialize approved products, if any. Our past success in raising capital through equity offerings, strategic collaborations and grants from governmental entities should not provide any assurance that we will be successful in raising additional capital through any of those means when needed, or at all. We expect our ability to raise additional capital will depend not only on progress we and our collaborators make in developing our technologies and product candidates, but also on factors outside of our control that affect access to capital and conditions in the capital markets. A low trading volume, share price and market capitalization together with limited revenue, net losses, and limited amount of unissued authorized common shares may make it difficult and expensive for us to raise additional capital through equity or debt financings. Our ability to obtain additional funds and the amount and type of financing available to us may be adversely impacted by unstable and unfavorable market conditions. An economic downturn, recession or recessionary concerns, delay or failure of the U.S. government to raise the federal debt ceiling, increased inflation, rising interest rates, public health emergencies such as the COVID-19 pandemic, geopolitical conflicts including the war in Ukraine, terrorist attacks, global supply chain disruptions. natural or environmental disasters, strained relations between the U.S. and various other countries, social and political discord and unrest in the U.S. and various other countries can be expected to negatively impact financial markets. Volatility and deterioration in the financial markets and rising interest rates may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources such as from strategic collaborations and grants from governmental and other entities. Our ability to obtain additional funds and the amount, type and terms of any potential financing may also be adversely affected by the performance of other companies perceived as comparable to us. For example, development setbacks or failures in cell therapies being developed by third parties could have a negative effect on potential investor or strategic collaborator sentiment for our technologies and product candidates.

If we are unable to raise capital when needed or on attractive terms, we may be forced to significantly delay, reduce, limit the pace of, suspend or discontinue some or all aspects of our product and technology development programs or other operations, fail to meet obligations under our in-license agreements and relinquish important rights, and forego opportunities to expand our pipeline, in which case, our ability to achieve our operational goals could be materially and adversely affected. In addition, if we do not have adequate capital, we may seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available, or relinquish or license on unfavorable terms, our rights to technologies or future product candidates that we otherwise would seek to develop or commercialize ourselves, which could have a material adverse effect on our business and prospects.

34 | P a g e

Our forecast of the period of time through which our financial resources will support our planned operations is based on a number of assumptions that may prove to be wrong or require adjustment as a result of business decisions, the risks, uncertainties other factors discussed elsewhere in this Risk Factors section or factors not presently known or material to us, and we may use our available financial resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

●	scope, progress and results of our ongoing and planned preclinical studies, clinical trials, and nonclinical activities for our product candidates;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	timing of licensing payments we may be required to make based on the development of our product candidates;

●	the number, and development requirements of product candidates that we may pursue;

●	the timing and outcome of regulatory review of our product candidates;

●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial and manufacturing requirements for approval;

●	our decisions to initiate additional clinical trials, not to initiate any clinical trial or to terminate an existing clinical trial;

●	the cost of obtaining and the availability of materials, equipment and devices that are necessary for the production or administration of our product candidates;

●	whether we decide to enter into a new third-party collaborations for development or commercialization of our product candidates and the terms of any such collaboration;

●	the cost and timing of establishing and validating new manufacturing processes or facilities for our product candidates and any approved products;

●	additions or departures of key management or scientific personnel.

If we cannot conduct our planned operations or otherwise capitalize on business opportunities due to a lack of capital, our business, financial condition, and results of operations could be adversely affected and the market price of our common shares may decline.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations, or require us to relinquish rights to or dilute our economic interest in our product candidates or technology on terms unfavorable to us.

We may seek additional capital through a variety of means, including equity offerings, debt financings or other third-party funding, including grants or new strategic alliances and licensing or collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets. If we raise capital through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we have to relinquish valuable rights to our product candidates and technology or grant licenses on terms that are not favorable to us. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. See, for example, the terms of our agreement with Roche to develop and commercialize OpRegen. Grants from third parties may involve covenants that restrict our operations, require us to relinquish valuable rights in our products, technology and other intellectual property and may be dilutive to our economic interest in products and technologies we develop with such funding. For example, as discussed in Note 14 (Commitments and Contingencies) to our consolidated financial statements included in this report, pursuant to the terms of grants received by Cell Cure from the Israeli government, there are limitations on our ability to manufacture products and transfer or license technologies outside of Israel and considerable contingent financial obligations to the IIA with respect to products, technologies and intellectual property developed with the support of IIA grant funding, which includes the OpRegen program, and, as discussed below in this Risk Factors section, pursuant to the terms of a grant we received from the CIRM in support of clinical development of OPC1, we have royalty payment obligations to CIRM based on net sales of products developed with the support of the CIRM funding, if any.

35 | P a g e

Our ability to raise capital through equity or convertible debt financings may be limited by the amount of our authorized and unissued common shares and applicable rules of the SEC and NYSE American.

Our ability to raise capital through the issuance and sale of our common shares or securities exercisable for or convertible into our common shares is limited by the number of common shares we are authorized to issue that are not issued and outstanding or reserved for future issuance. We are currently authorized to issue up to 250,000,000 common shares and, as of December 31, 2022, 170,093,114 common shares were issued and outstanding and 19,112,202 shares are reserved for issuance upon exercise of outstanding stock options or upon the vesting and settlement of outstanding restricted stock units or for future equity awards under our equity incentive plan, which means only 60,794,684 authorized common shares were unreserved and available for issuance. Our ability to raise capital through the sale of equity securities may also be limited by various rules and regulations, including rules of the SEC, the NYSE American securities exchange or any other securities exchange on which our common shares are listed, which place limits on the amount of securities that we may sell in certain circumstances or require shareholder approval to sell securities in excess of certain amounts. We may have to forego opportunities to raise capital on favorable terms if we do not have sufficient authorized and unissued common shares or are otherwise limited by applicable rules and regulations.

Obtaining shareholder approval may be a costly and time-consuming process, and seeking shareholder approval could delay our ability to secure otherwise available capital, or cause us to miss such opportunities entirely, which may harm our business and prospects, and there is no guarantee our shareholders ultimately would approve a proposed increase in our authorized common shares. Any increase in the number of our authorized common shares would require approval of a majority of our outstanding common shares entitled to vote. We could face difficulties in soliciting a sufficient number of shareholder proxies and may have to adjourn or postpone a shareholder meeting, which would further increase the time and expense of obtaining shareholder approval. If our shareholders do not approve a proposed increase in our authorized common shares or a proposed offering and sale involving our equity securities, our ability to raise additional capital may be materially and adversely impacted, as well as our ability to pursue business opportunities where our common shares may be used as consideration, such as strategic transactions to expand our product pipeline, and to retain and recruit key personnel and other employees.

Failure by the U.S. government to raise the federal debt ceiling could materially and adversely affect our financial condition.

As of December 31, 2022, we had $46.1 million in marketable debt securities, all of which were U.S. Treasury securities. U.S. Treasury securities historically have been highly liquid and carried relatively low risk. However, in January 2023, the U.S. reached its debt ceiling, requiring the U.S. Treasury to take extraordinary measures to avoid default. The U.S. Treasury expects to exhaust these measures by early June 2023, and if U.S. lawmakers do not pass legislation to raise the federal debt ceiling by such time, it is possible that the U.S. could default on its debt obligations. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government’s ability to satisfy its obligations under its treasury securities may negatively impact the liquidity and valuation of our investments in U.S. treasury securities.

We are dependent on our third-party collaboration with Roche to develop and commercialize OpRegen. If Roche is not successful in developing and commercializing OpRegen and/or Roche terminates the collaboration, we will lose a significant source of potential revenue.

We currently have a collaboration and license agreement with Roche, pursuant to which we license to Roche rights to develop and commercialize our retinal pigment epithelium cell therapies, including OpRegen (the “Licensed Products”), for the treatment of ocular disorders, including age-related macular degeneration with geographic atrophy. Roche is obligated to pay us milestone payments upon the achievement of specified developmental, regulatory and commercialization milestones. In addition, Roche is obligated to pay us royalties upon sales of the Licensed Products, if any. All regulatory and commercial milestone payments and royalty payments are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalties on net sales of OpRegen are subject to financial offsets based on the existence of competing products.

36 | P a g e

We are expecting Roche to develop and commercialize the Licensed Products, and if Roche is not able to develop and commercialize the Licensed Products, determines not to continue to pursue development and commercialization of the Licensed Products, or determines to terminate the collaboration at any time in its sole discretion, we will not receive any future milestone or royalty payments under the agreement which would harm our business, business prospects, financial condition and results of operations.

Roche may determine not to pursue development and commercialization and/or to terminate the collaboration, in its sole discretion, for many reasons, including:

●	delays in development, manufacture or clinical supply of OpRegen;

●	Roche may believe that data generated in clinical trials for OpRegen may be negative, inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization;

●	Roche may conclude that the commercial landscape in GA secondary to AMD has significantly changed with the FDA approval of Apellis Pharmaceuticals, Inc.’s Syfovre® (pegcetacoplan injection) and FDA acceptance of Iveric Bio, Inc.’s new drug application for Zimura® (avacincaptad pegol);

●	Roche may not dedicate the resources necessary to carry OpRegen through clinical development, regulatory approval, or commercialization;

●	Roche may conclude that the commercial potential of OpRegen does not meet its internal thresholds or yield a timely return on its investment in OpRegen;

●	Roche may choose not to develop and commercialize OpRegen in certain, or any, markets or for one or more indications, if at all;

●	Roche may change the focus of its development or commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to OpRegen;

●	Roche may be unable to obtain regulatory clearances or approvals to continue clinical development or commercialization of OpRegen in a timely manner, or at all;

●	the failure to develop a formulation and/or manufacturing process for OpRegen that Roche believes is commercially viable in a timely manner, or at all; or

●	the loss or impairment of intellectual property rights related to OpRegen.

If Roche terminates the collaboration:

●	we would no longer have the right to receive any milestone payments or royalties thereunder;

●	further development of OpRegen, if any, would be significantly delayed or terminated;

●	we would bear all risks and costs related to any further clinical development, manufacturing, regulatory approval and commercialization OpRegen, if any;

37 | P a g e

●	we might determine that the commercial potential of OpRegen does not warrant further development of OpRegen;

●	we would need to raise additional capital if we were to choose to pursue OpRegen development on our own, or we would need to establish alternative collaborations with third parties, which might not be possible in a timely manner, or at all; and

●	if we were to choose to pursue OpRegen development independently, we would need to work collaboratively with Roche to transfer the OpRegen program back to us, and such a transfer might take significant amounts of time, would be resource intensive and costly, and might not be feasible.

Any loss or termination of rights under the collaboration will cause us to lose a significant source of potential revenue and could significantly delay or result in the discontinuation of development of OpRegen or significantly diminish the commercial potential of OpRegen, which would have a material and adverse effect on our company, financial condition and results of operations and could cause the market price of our common shares to decline.

We may expend our limited resources to pursue particular product candidates and fail to capitalize on other product candidates that may be more profitable or for which there is a greater likelihood of success.

We have multiple cell therapy programs in development and limited resources. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any commercially viable products. If we do not accurately evaluate the clinical or commercial potential or target market for a particular product candidate, we may focus our resources on product candidates that do not demonstrate successful clinical results or commercial viability at the expense of other programs that may have had greater success, or relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we fail to meet our obligations under our in-license agreements, we may lose our rights to key technologies on which our business depends.

Our business depends on several critical technologies that are based in part on technology licensed from third parties. Those third-party license agreements impose obligations on us, including payment obligations and obligations to pursue development of commercial products under the licensed patents or technology. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products, and our ability to raise any capital that we might then need, could be significantly and negatively affected. If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed technology in our business. Our license agreements are discussed in more detail under “Licensed Technology and Product Development Agreements” in “Part I. Business,” above.

We may acquire or acquire rights to new technologies, product candidates and other assets or businesses, which could fail to result in a commercial product or net sales, divert our management’s attention, result in additional dilution to our shareholders or otherwise disrupt our business and adversely affect our results of operations.

We evaluate and consider strategic opportunities on an ongoing basis that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. We may in the future acquire or acquire rights to develop and commercialize new technologies, product candidates and other assets or businesses or pursue joint ventures or investments in complementary businesses. However, we may not be able to successfully complete any in-license, acquisition or other strategic transaction we choose to pursue, and we may not successfully integrate any acquired or licensed technology, development program or business in a cost-effective and non-disruptive manner. The pursuit of these potential transactions may divert the attention of management and cause us to incur significant costs and expenses in identifying, investigating and pursuing suitable opportunities and transactions, even if we do not complete the transaction. We may not be able to identify desirable targets or be successful in entering into an agreement with any particular target. Furthermore, the anticipated benefits of any strategic transaction may not materialize.

38 | P a g e

In addition, we may not be able to successfully integrate any acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. We also face risk of shareholder lawsuits in connection with acquisitions that can divert management’s focus from operating our business and result in significant legal and other expenses, which could harm our operating results and financial condition. For example, we recently settled a putative shareholder class action lawsuit relating to our acquisition of Asterias after more than three years of litigation. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included in this report. In addition, if an acquired technology, product candidate or other asset or business fails to meet our expectations, our business, financial condition and results of operations may be negatively affected. Additional risks we may face in connection with acquisitions include:

●	diversion of management time and focus from operating our business to addressing acquisition and integration challenges;

●	integration of cGMP manufacturing operations from an acquired business or company;

●	retention of key employees from an acquired business or company;

●	changes in relationships with other collaborators as a result of new program or product acquisitions or strategic positioning resulting from the acquisition;

●	the need to implement or improve controls, procedures, and policies at the acquired business or company;

●	financial reporting, revenue recognition or other financial or control deficiencies of an acquired company that we don’t adequately address and that cause our reported results to be incorrect;

●	liability for activities of an acquired company before the acquisition, including intellectual property infringement claims, misappropriation or other violation, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

●	unanticipated write-offs or charges; and

●	litigation or other claims in connection with an acquired company, including claims from terminated employees, vendors, former shareholders or other third parties.

Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.

All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political, economic and military conditions in Israel could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results.

We or our collaborators, suppliers, CROs, other service providers, or other third parties on which we rely may experience interruptions to our operations, including the conduct of our research and development programs, clinical trials, and manufacturing operations, due to natural disasters, public health emergencies, such as the COVID-19 pandemic, geopolitical conflicts, political and economic instability, acts of terrorism, or hardware, software, telecommunication or electrical failures, which could significantly disrupt or harm our business.

39 | P a g e

Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, Cell Cure, at its facility in Jerusalem, Israel, and more than two-thirds of our employees are Cell Cure employees who are based in the same facility. Accordingly, political, economic and military conditions in Israel could directly affect our business. In addition, our operations are vulnerable to significant disruption if a natural disaster, public health emergency, terrorist attack, act of war, power outage or any other sudden, unforeseen and severe event or condition damages, destroys or otherwise prevents us from using, or disrupts normal operations at, this facility. For example, a natural disaster, explosion, fire or prolonged power outage could result in damage to or destruction of materials and equipment that are critical for our research and manufacturing operations, including our cell banks, or otherwise prevent us from conducting product testing or manufacturing sufficient clinical supplies, which would delay the advancement of our programs and materially harm our business, operating results, prospects, or financial condition. Our cell therapy product candidates are manufactured by starting with cells which are stored in the form of a master cell bank. While we have taken precautions to safeguard our cell banks from catastrophic events and we take precautions when transporting our cell banks, it is possible that we could lose one or more master cell banks and have our manufacturing severely impacted by the need to replace a cell bank. The disaster recovery and business continuity plans we currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. Any natural or manmade disaster affecting our Cell Cure facility or employees could materially harm our business.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could adversely affect our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations, product candidate development and results of operations. Although Israel has entered into various agreements with Egypt, Jordan, the Palestinian Authority and with various states in the Persian Gulf, there has been a continuous unrest and terrorist activity with varying levels of severity. In addition, Israel faces threats from more distant neighbors, in particular, Iran. Our insurance policies do not cover us for the damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. In the event that hostilities disrupt the ongoing operation of our Jerusalem facility, our operations may be materially adversely affected.

Cell Cure is an Israeli company. Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies, whether as a result of hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies, research institutions and consumers to boycott Israeli goods and cooperation with Israeli-related entities based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to obtain supplies necessary to our manufacturing operations, cooperate with research institutions and collaborate with other third parties. Any hostilities involving Israel, any interruption or curtailment of trade or scientific cooperation between Israel and its present partners, or a significant downturn in the economic or financial condition of Israel could adversely affect our business, financial condition and results of operations. We may also be targeted by cyber terrorists specifically because Cell Cure is an Israeli-related company.

Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of Cell Cure management and other employees. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

40 | P a g e

Cell Cure has received Israeli government grants for certain of its research and development activities. The terms of these grants may require us to seek approvals and to satisfy specified conditions to manufacture products and transfer or license grant-supported technologies outside of Israel. In the context of such approvals, we will be required to pay penalties in addition to the repayment of the grants. Such grants are applied for on a yearly basis and may not be available or only partially granted in the future, which would increase our costs.

Cell Cure has received Israeli government grants for certain of its research and development activities, including grants under the Innovation Law. The terms of these grants require prior approval and the satisfaction of specified conditions to manufacture products and transfer or license technologies outside of Israel. See “Item 1. Business—Grants from Government Entities,” above. For example, the OpRegen program has been supported in part by the IIA through a series of separate research grants, beginning in 2007. As a result, and subject to the requirements of the Innovation Law, we are obligated to pay to the IIA approximately 24.3% of the upfront, milestone, and royalty payments we may receive under the Roche Agreement, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full, which as of December 31, 2022, currently stands at approximately $91.2 million.

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

We have relied on grant funding from CIRM to support clinical development of OPC1 and we may not be able to obtain additional CIRM funding, which could negatively impact our operating results and financial condition. In addition, our profits from the sale of products resulting from CIRM-funded development, if any, will be reduced by amounts that we are required to pay CIRM.

The clinical development of OPC1 has been supported by $14.3 million of funding as of the date of this report from CIRM, a state agency established to fund stem cell research and development of new stem cell-based treatments. We intend to apply for additional CIRM grants; however, we cannot provide any assurance that CIRM will have access to additional funds for grants or that any such funding will be awarded to us. If we are unable to obtain another CIRM grant or if the grant funding is insufficient, we may need to raise funds through other mechanisms to continue clinical development of OPC1, which could have a higher cost of capital, cause dilution to our shareholders, restrict our operations or require us to relinquish rights on unfavorable terms. See “Item 1. Business—Grants from Government Entities,” above.

In addition, the terms of our grant award from CIRM require, and we expect the terms of any future grant from CIRM will require, royalty payments to CIRM based on sales of products developed with CIRM funding, if any, which will reduce our profits on sales of such products.

Our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Cell Cure is our 94% owned subsidiary located in Jerusalem, Israel. Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by Cell Cure at its Jerusalem facility. A portion of our OpRegen Phase 1/2a clinical trial has been conducted at sites in Israel. Conducting operations internationally involves a number of risks, including:

●	difficulty in staffing and managing foreign operations;

●	failure by us to obtain the appropriate regulatory approvals;

41 | P a g e

●	logistics and regulations associated with shipping drug product or patient samples, including infrastructure conditions and transportation delays;

●	financial risks, such as longer payment cycles and exposure to foreign currency exchange rate fluctuations;
●	subject to tax on Global Intangible Low Tax Income earned by foreign subsidiaries;

●	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data and privacy laws, regulatory requirements and other governmental approvals, permits and licenses; and

●	regulatory and compliance risks that may fall within the purview of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, anti-boycott laws and other anti-corruption laws.

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

Our success internationally will depend, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks, particularly in Israel. Failure to manage these and other risks may have a material adverse effect on our operations in Israel and on our business as a whole.

The COVID-19 pandemic negatively affected, and it and any other similar public health crisis may in the future have a material adverse effect on, our operations, including the conduct of our clinical trials, as well as the operations of third parties on which we rely.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures were implemented across much of the United States and Israel, including in the locations of our office and manufacturing facility, clinical trial sites and third parties on which we rely, including quarantines, prohibitions on non-essential operations and gatherings at physical locations, and travel restrictions. The COVID-19 pandemic and actions taken to reduce its spread disrupted our normal course of business operations, including with the implementation of an employee work-from-home policy and travel restrictions, and negatively affected clinical trials of our product candidates. In particular, patient enrollment was delayed in our OpRegen Phase 1/2a clinical trial and the VAC2 Phase 1 clinical trial conducted by Cancer Research UK. Clinical trial sites paused enrollment to focus on, and direct resources to, the COVID-19 pandemic, to adhere to national or local guidelines restricting non-essential operations and gatherings, or in the interest of patient safety. Additionally, some enrolled patients in those trials decided not to participate in follow-up visits on schedule or at all.

42 | P a g e

Significant uncertainty remains relating to the potential impact of the COVID-19 pandemic, or possible endemic, on the global economy and on our business, operating results and financial condition. As a result of the COVID-19 pandemic, or potentially similar public health crises in the future, and related governmental orders and other public health guidance measures, we may experience business disruptions that could materially and adversely impact our product development programs, business prospects, operating results and financial condition. Potential disruptions might include but are not limited to:

●	delays or difficulties in clinical trial site initiation, including difficulties in recruiting clinical site investigators and staff,

●	delays or difficulties in enrolling patients or conducting follow-up visits with patients in our clinical trials, particularly patients who may be at higher risk of complications from COVID-19;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

●	diversion of healthcare resources away from the conduct of clinical trials, including at hospitals or other facilities serving as our clinical trial sites;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel;

●	limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;

●	manufacturing delays and difficulties for us and our suppliers of raw materials caused by business closures, operational restrictions or labor shortages;

●	delays in clinical trial sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	interruption or delays in the operations of the FDA or other regulatory authorities, including with respect to their manufacturing or clinical trial site inspections, which may impact their ability to timely review and process any submissions we or our collaborators file;

●	risk that participants enrolled in our clinical trials will contract COVID-19 or other health conditions while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and

●	refusal of the FDA to accept data from clinical trials in affected geographies.

If patient enrollment or follow-up in our clinical trials is delayed for an extended period of time due to the COVID-19 pandemic or another public health crisis, our clinical trials could be significantly delayed or otherwise adversely affected. Our inability to enroll or follow a sufficient number of patients in our clinical trials could require us to suspend or abandon one or more clinical trials altogether.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our CROs or third-party suppliers upon which we rely, or the availability or cost of materials necessary to produce our product candidates, which could disrupt the supply chain for our product candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

43 | P a g e

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

Moreover, many of our office-based employees continue to work remotely at least part of the time, which may negatively impact productivity and exacerbate certain risks to our business, including cybersecurity attacks and data security incidents due to an increase in the number of points of potential attack.

The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital, limit our business development activities, or otherwise adversely impact our business, operating results and financial condition or those of third parties on which we rely will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, adverse impacts of new coronavirus variants, new information that will emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others.

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

We believe that our continued success depends to a significant extent upon our efforts and ability to retain highly qualified personnel, including our Chief Executive Officer. All of our officers and other employees are at-will employees and may terminate their employment with us at any time with no advance notice. The loss of the services of Mr. Culley or other members of our senior management could have a material adverse effect on us. Further, the replacement of any of such individuals would likely involve significant time and costs and may significantly delay or prevent the achievement of our business and clinical objectives and would harm our business.

In addition, we could experience difficulties attracting qualified employees in the future. For example, competition for qualified personnel in the biotechnology and medical device field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our business, including our clinical development activities. We may not be able to attract quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information or that their former employers own their research output.

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

44 | P a g e

Our ability to use net operating losses and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2022, we had substantial net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes and other tax attributes to offset future taxable income. However, our federal NOL carryforwards and other tax attributes may not be available to offset future taxable income because of restrictions under U.S. tax law and similar limitations that may apply under state tax laws. A portion of our federal and state NOL carryforwards will begin to expire, if not utilized, in varying amounts between 2027 and 2042. Our federal research and development tax credit carryforwards expire in varying amounts between 2022 and 2042, the California research and development tax credit carryforwards have no expiration date. See Note 13 (Income Taxes) to our consolidated financial statements included in this report for additional information. NOL carryforwards and research and development and other tax credits that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states that we may operate in will conform to the federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOL carryforwards and tax credits to offset post-change taxable income, if any, could be subject to significant limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in 2020, California enacted A.B. 85 which imposed limits on the usability of California state NOL carryforwards and certain tax credits in tax years beginning after 2019 and before 2022. As a result of limitations on our ability to use our NOL carryforwards and tax credits, we may be unable to gain the benefit of a material portion of our NOL carryforwards and tax credits, which could harm our future operating results by effectively increasing our future income tax obligations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.

We are organized in the United States, and currently have subsidiaries in Israel and Singapore. If we succeed in growing our business, we expect to conduct increased operations through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that such arrangements be priced the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the value of such arrangements. Our transfer pricing policies were formulated with the assistance of third-party experts; however, tax authorities in any country may disagree with our transfer pricing policies and procedures. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Because a portion of our expenses are incurred in currencies other than the U.S. Dollar, our results of operations may be harmed by currency fluctuations.

Our reporting and functional currency is the United States Dollar, but a material portion of our research and development and other operating expenses are incurred in Israeli New Shekels through our subsidiary Cell Cure. As a result, we are exposed to some currency fluctuation risks. Fluctuation in the exchange rate of the foreign currency has an influence on and may adversely affect our comprehensive loss and cash flows.

45 | P a g e

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

46 | P a g e

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

If we do not receive regulatory approvals, we will not be permitted to sell our product candidates.

Our investigational cell therapies cannot be marketed or sold until the FDA and corresponding foreign regulatory authorities approve the products for the human medical applications for which they are being developed. In addition, the regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. The need to obtain regulatory approval to market a new product means that:

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

Government-imposed bans or restrictions on the use of embryos or hES cells in research and development in the United States and abroad could generally constrain stem cell research, thereby limiting the market and demand for our products. During March 2009, the federal government, pursuant to a presidential executive order, lifted certain restrictions on federal funding of research involving the use of hES cells, and in accordance with the executive order, the NIH has adopted guidelines for determining the eligibility of hES cell lines for use in federally funded research. The central focus of the guidelines is to assure that hES cells used in federally funded research were derived from human embryos that were created for reproductive purposes, were no longer needed for this purpose, and were voluntarily donated for research purposes with the informed written consent of the donors. The hES cells that were derived from embryos created for research purposes rather than reproductive purposes, and other hES cells that were not derived in compliance with the guidelines, are not eligible for use in federally funded research. California law requires that stem cell research be conducted under the oversight of a SCRO Committee. Many kinds of stem cell research, including the derivation of new hES cell lines, may only be conducted in California with the prior written approval of the SCRO Committee. A SCRO Committee could prohibit or impose restrictions on the research that we plan to do. The use of hES cells may give rise to religious, moral, and ethical issues. These considerations could lead to more restrictive government regulations or could generally constrain stem cell research, thereby limiting the market and demand for our products.

47 | P a g e

Some of our product candidates, may be considered combination products by the FDA and other regulatory authorities, which could increase the complexity, cost and timeline for their development and regulatory approval.

To the extent our product candidates meet the FDA’s or other regulatory authority’s definition of a combination product, the regulatory approval requirements can be more complex because in addition to the individual regulatory requirements for each component, e.g., a biologic and a medical device, additional combination product regulatory requirements may apply. The cost and timeline for development of any of our cell therapy product candidates determined to be a combination product may be substantially greater than that of other product candidates.

We expect that the commercial opportunity for some of our products may depend on our ability, or that of a commercial collaborator, to obtain and maintain reimbursement and continued coverage from various payors, including government agencies and insurance companies.

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

48 | P a g e

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

Disruptions at the FDA and other government agencies caused by funding shortages or other events or conditions outside of their control could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, as a result of the COVID-19 pandemic, the FDA’s inspectional activities were interrupted and restarted on a risk-based basis, which had the effect of delaying review and potential approval of product candidate marketing applications. In addition, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop various activities.

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

49 | P a g e

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties for not complying with the ACA’s individual mandate to carry health insurance, and eliminating the implementation of certain ACA-mandated fees. In June 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, in January 2021, President Biden issued an executive order that, among other things, instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

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

50 | P a g e

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020 the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, in November 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed until 2032 by the Inflation Reduction Act of 2022. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until 2032 by the Inflation Reduction Act of 2022. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, in December 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, in September 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and loss of business.

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

51 | P a g e

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

Even if we receive approval to market a product candidate, we may be subject to extensive post-approval regulatory obligations that may have a significant adverse effect on our business, results of operations, financial condition and reputation.

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

The FDA has granted orphan drug designation to OPC1 for the treatment of acute spinal cord injuries, but there is no guarantee we will be able to maintain orphan drug designation or obtain the benefits associated with orphan drug designation, including marketing exclusivity.

We have orphan drug designation from the FDA for OPC1 for the treatment of acute spinal cord injuries. As discussed in more detail in Item 1. “Business—Government Regulation—FDA and Foreign Regulation of Therapeutic Products,” above, generally, if a biologic with orphan drug designation from the FDA subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to seven years of marketing exclusivity in the United States. Other benefits of an orphan drug designation may include a waiver of the marketing application fee. However, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

Orphan drug designation may not effectively protect OPC1 from competition because different drugs or biologics can be approved for the same indication and only the first biologic with an orphan drug designation to receive FDA approval for the treatment of acute spinal cord injuries will receive marketing exclusivity. OPC1 may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that our request for orphan drug designation was materially defective or if we are unable to assure sufficient quantities of the commercial product to meet the needs of patients with acute spinal cord injuries.

52 | P a g e

Risks Related to Our Clinical Development and Commercial Operations

Clinical development of new therapeutic products is a lengthy and expensive process with a high level of uncertainty as to timing and ultimate outcome.

Clinical and nonclinical development of new therapeutic products is expensive and can take many years to complete, and its outcome and timing are inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the development process. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials, and cell therapy is a relatively new field, which may heighten the risk of failure. Events that may prevent successful or timely completion of clinical development of our product candidates include, but are not limited to:

●	inability to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical studies necessary for product approval;

●	delays in identifying, developing or securing rights to use, and testing delivery systems or other methods for administration of our potential cell therapies;

●	delays in securing clinical investigators and agreeing on acceptable terms with contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and clinical trial sites;

●	delays in obtaining required institutional review board (“IRB”) or ethics committee (“EC”) approval at each clinical trial site;

●	failure obtaining permission from regulatory authorities to conduct a clinical trial after review of an IND or equivalent foreign application or amendment;

●	slower than anticipated rates of patient recruitment and enrollment (including as a result of actual or threatened public health emergencies and outbreaks of disease such as the COVID-19 pandemic), or failure to reach the targeted number of study participants due to competition from other clinical trials or available treatment options (some potentially newly approved and marketed), or patients dropping out of our clinical studies once enrolled;

●	failure by clinical sites or our CROs or other third parties to adhere to clinical trial requirements or report complete findings;

●	failure to perform the clinical studies in accordance with the FDA’s good clinical practices requirements or applicable foreign regulatory guidelines;

●	occurrence of serious adverse events (“SAEs”) or adverse events (“AEs”) associated with our product candidates or with product candidates of third parties that may have characteristics similar to or perceived to be similar to our product candidates;

●	negative or inconclusive results from our clinical trials or clinical trials of others for product candidates similar to ours, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or to curtail or abandon development programs for a product candidate;

●	inadequate effectiveness or unacceptable side effects, possibly resulting in the FDA or other regulatory authorities denying approval of our product candidates;

●	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

53 | P a g e

●	inability to monitor patients adequately during or after treatment or problems with patient compliance with the clinical trial protocols;

●	inability or unwillingness of medical investigators to follow our clinical trial protocols;

●	inadequate supply or quality of clinical trial materials or other supplies necessary for the conduct of our clinical trials;

●	delayed or unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or a manufacturing facility;

●	inability to use clinical trial results from foreign jurisdictions to support U.S. regulatory approval;

●	changes in regulatory requirements and guidance that require amending clinical trial protocols or conducting additional clinical or nonclinical studies; and

●	greater than anticipated cost of clinical studies of our product candidates.

If patients drop out of our clinical trials, miss scheduled doses or follow-up visits or otherwise fail to follow clinical trial protocols, or if our clinical trials are otherwise disrupted due to unforeseen events, such as previously occurred as a result of the COVID-19 pandemic as discussed elsewhere in this Risk Factors section, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

Delays or any inability to successfully complete clinical development and obtain regulatory approval could result in additional costs to us, impair our ability to generate revenue and harm our financial condition. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do and may harm our prospects and results of operations.

The results of preclinical studies and early clinical trials of our product candidates are not necessarily predictive of future results. Our product candidates may not have favorable results in later clinical trials despite positive results in preclinical and early clinical studies, which may have a material and adverse effect on our business and financial condition.

All of our product candidates will require substantial additional development, and no assurances can be given that the development of any of our product candidates will ultimately be successful. Results from preclinical testing and clinical studies of our product candidates, may support continued development and we may spend significant time and resources on development of a potential product based on results of such early studies, but product candidates in later stages of development may fail to demonstrate safety and efficacy results necessary for regulatory approval or commercial viability. Many companies in our industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products. A failure of one or more clinical studies can occur at any stage of development, including in a post-approval study.

In later clinical studies, our product candidates may not demonstrate the efficacy, durability of efficacy, or safety achieved in preclinical and earlier clinical studies for a variety of reasons, including:

●	our efforts to improve, standardize, and scale up the manufacture of our clinical product candidates, including OpRegen, OPC1, and VAC2, and any resulting changes to the product candidates, may adversely affect the safety, purity, potency or efficacy of such product candidates;

●	differences in delivery systems or other methods of transplant or administration of our cell formulations;

●	differences in trial design, including number of subjects, controls (type and number), eligibility criteria, patient populations, and endpoints;

54 | P a g e

●	advancements in the standard of care, including newly approved and/or marketed products, may affect our ability to demonstrate efficacy or achieve trial endpoints in our current or future clinical trials; and

●	variability in interpretation and analysis of study data.

For example, based on data analyzed to date, in our Phase 1/2a open-label trial for OpRegen, OpRegen has been well tolerated and demonstrated an acceptable safety profile, with no unexpected adverse events, while having qualifiable and quantifiable therapeutic potential in patients with geographic atrophy secondary to age-related macular degeneration. However, positive data from the Phase 1/2a trial are not necessarily predictive of results that may be seen from the Phase 2a clinical trial that Roche launched in late 2022. We do not know how OpRegen will perform in that Phase 2a trial or future clinical trials.

Additional clinical trials of our product candidates, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, will be necessary before we or our collaborators are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure, or that of our collaborators, to meet the requirements to support marketing approval for our product candidates in ongoing and future clinical trials would substantially harm our business and prospects. If clinical trials of our product candidates are not successful, our business, financial condition and results of operations could be materially harmed, and the price of our common shares may decline significantly following announcement of an unsuccessful clinical trial.

Interim, topline and preliminary data from clinical trials of our product candidates that we or our collaborators publicly disclose from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we or collaborators conducting clinical trials of our product candidates may publicly disclose interim, preliminary or topline data from those clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, preliminary and topline results reported for clinical trials of our product candidates may differ from final results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously disclosed. As a result, preliminary and topline data should be viewed with reservation until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

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

55 | P a g e

The manufacture of our cell therapy product candidates is complex, highly regulated and subject to a multitude of risks. We have limited experience manufacturing our product candidates on a clinical scale and no experience manufacturing on a commercial scale. Any failure by us or any third party on which we may depend to manufacture our product candidates in sufficient quantities in accordance with our quality standards and regulatory requirements and at acceptable costs, may result in significant clinical development delays or impair our ability, or that of a strategic collaborator, to obtain approval for or commercialize our product candidates.

The manufacture and supply of our cell therapy product candidates involve novel processes that are generally more complex than those required for small molecule drugs and accordingly present significant challenges and are subject to multiple risks. These complex processes involve the expansion and differentiating of the pluripotent cells to obtain the desired cell product candidate. Manufacturing our product candidates requires significant expertise and capital investment, including in the development and validation of advanced manufacturing techniques and specific quality assurance and quality control procedures. As a result of the complexities involved, the cost to manufacture human cell-based biologics is generally higher than for traditional therapies or vaccines and the manufacturing process is less reliable and more difficult to reproduce. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and supply our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. Excessive manufacturing costs could make our product candidates too expensive to compete with alternative products or therapies, or might result in third-party payors declining to cover our products or setting coverage levels too low for us to earn a profit from the commercialization of one or more of our products.

We intend to manufacture all of the clinical supply of our cell therapy product candidates for ongoing and planned clinical trials. We will need to scale up our manufacturing operations, as we do not currently have the infrastructure or capability to manufacture sufficient quantities of each of our product candidates to support commercialization, if approved. Currently, as described elsewhere in this Risk Factors section, we are entirely dependent on our subsidiary Cell Cure and its manufacturing facility located in Israel for the manufacture and supply of our cell therapy product candidates. While that facility is designed and equipped to enable simultaneous cGMP processes and to produce a range of human cell therapy products for use in clinical trials, as well as at a scale suitable for commercial launch, we will need greater manufacturing capacity to support commercial development of all our product candidates. If we do not have sufficient capital to increase our internal manufacturing capabilities, we may need to rely on third-parties to manufacture and supply any products we develop and there is no assurance that we would be able to identify third parties capable of manufacturing our product candidates on acceptable terms or at all.

We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates. To date, we have not scaled the manufacturing processes with respect to any of our product candidates for commercialization. None of our manufacturing processes have been validated for commercial production of our product candidates. We may face multiple challenges as we scale up our manufacturing operations and, ultimately, we may not be successful as to one or more of our product candidates. These challenges include, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability and purity issues, compliance with cGMP and cGTP, lot consistency and timely availability and quality of acceptable reagents and raw materials. In addition, we are continuing to optimize our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task. If we are unable to scale production to the level required for commercialization, we may not be able to meet the requirements for the potential commercial launch or to meet potential future demand if any product candidates are approved for commercialization, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

56 | P a g e

The manufacturing processes for any products that we may develop and the facilities used to manufacture our product candidates are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and any third party manufacturers we may rely on the future will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. We cannot provide assurance that the manufacturing processes that we use, or the technologies that we incorporate into these processes, will result in viable or scalable yields of our cell therapy product candidates that will be safe and effective. We may be required to identify alternative protocols, processes, raw materials, or facilities for the manufacture of any of our product candidates in compliance with applicable regulatory requirements. In addition, we may be required to increase our safety testing protocols for our product candidates. Any modifications to our manufacturing and supply protocols, processes, safety testing, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur substantial additional development costs or result in significant delays to our clinical development. If we, or any third-party manufacturer we may rely on in the future, are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize our product candidates. Even if we obtain regulatory approval for any product candidates, there is no assurance that either we or any future third-party manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities and on the requisite timelines to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or our third-party manufacturers to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

Changes in or disruptions to our manufacturing operations could materially and adversely affect our business.

We may have to make changes to our manufacturing operations or processes at various points during development, before or after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate, or for other reasons. Such changes, even seemingly minor changes, carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of any of our then-ongoing clinical trials or future clinical trials, or the performance of the product. In certain circumstances, if we make changes to our manufacturing operations or process for a product candidate, the FDA or foreign regulatory authorities may require us to perform comparability studies and collect additional preclinical or clinical data prior to undertaking additional clinical trials or obtaining marketing approval for the product candidate, or if already on the market, prior to supplying any product produced with such modified process. For instance, if we make changes to our manufacturing process for a product candidate during the course of clinical development, regulatory authorities may require us to show the comparability of the product used in earlier clinical phases or earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may be unable to successfully generate comparability data, and even if we are able to generate and provide such data, regulatory authorities may determine that the data are insufficient to support a determination of comparability which would result in additional testing, and could result in manufacturing delays and affect our ability to timely commence or complete clinical trials of our product candidate, which could delay further development or commercialization of such product candidate and may increase our development costs substantially.

Currently, as described elsewhere in this Risk Factors section, we are entirely dependent on our subsidiary Cell Cure and its manufacturing facility located in Israel for the manufacture and supply of our cell therapy product candidates, and events or conditions that disrupt operations at that facility could materially and adversely affect our business. In 2022, we announced the opening of a new research and development facility in Carlsbad, California to support the development of current and future allogeneic cell transplant programs. Utilization of this new facility for cGMP manufacturing of our product candidates will require significant additional investment, including hiring and retaining additional experienced scientific, quality control, quality assurance, and manufacturing personnel, which may be difficult given the intense competition for qualified personnel in our industry as described elsewhere in this Risk Factors section. Even if we have sufficient capital to complete the build-out and staffing of the Carlsbad facility, we will need to conduct significant development work to transfer our manufacturing processes to enable manufacturing of any product candidate in our Carlsbad facility. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. If, in the future we were to engage a third-party manufacturer to conduct any of the cGMP manufacturing for our product candidates, or any product, we would face similar and significant challenges in transferring manufacturing processes and know-how, which may delay the manufacture of clinical trial or commercial supplies and disrupt or delay clinical development of our product candidates. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We may be required to demonstrate the comparability of clinical material generated at any new facility with material previously produced and used in clinical testing. Any inability to manufacture comparable material by us or any third-party manufacturer we may engage could delay the development and commercialization of our product candidates and may increase our development costs substantially.

57 | P a g e

Our product candidates are susceptible to product loss or reduced manufacturing success rates at various points during the manufacturing process, including quality issues due to contamination, equipment damage or failure, including during shipment or storage, failure of equipment to operate as expected, improper installation or operation of equipment, operator error, damage to, variability of, or improper use of raw materials or consumables necessary for the manufacturing process, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Any of these issues, and even minor deviations from normal manufacturing processes, could result in reduced production yields, product defects, and other supply disruptions and delays. If any contaminants are discovered in our product candidates during its production or clinical testing this could lead to the withdrawal of our products from clinical trials. Moreover, if the FDA or comparable foreign regulatory authorities determine that we or any third-party manufacture on which we rely are not in compliance with applicable laws and regulations, including cGMPs and cGTPs, the FDA or comparable foreign regulatory authority may not approve a marketing application until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance, which we may not be able to do on a timely basis at a reasonable cost, or at all. If we or any third-party manufacturer on which we rely fail to comply with applicable regulatory requirements, we may ultimately be unable to manufacture our product candidates. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of supplies of the product candidate, total or partial suspension of production, suspension of then-ongoing clinical trials, refusal to approve then-pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties. The occurrence of any of these issues could result in product liability claims, delay or failure to commence or complete clinical development, obtain regulatory approval of or commercialize our product candidates.

Our manufacturing operations, and those of any third-party manufacturer on which we may rely, are also susceptible to disruption due to resource constraints, labor shortages, supply chain failures, public health emergencies such as the COVID-19 pandemic, geopolitical conflict, acts of terrorism, political or economic instability or crises, natural disasters, and other reasons. Any adverse developments affecting manufacturing operations for any of our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other supply interruptions that could negatively impact the conduct of our clinical trials or our ability to successfully commercialize any product candidates for which we may obtain regulatory approval. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications as a result of defects or storage over an extended period of time, undertake costly remediation efforts, or seek more costly manufacturing alternatives, which may not be available on a timely basis, or at all.

Regenerative Medicine Advanced Therapy (“RMAT”) designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that a product candidate will receive marketing approval.

We have received RMAT designation from the FDA for OPC1 for the treatment of subacute spinal cord injuries. There is no assurance that we will be able to obtain RMAT designation for any other current or future product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

58 | P a g e

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

Even if a product candidate obtains regulatory approval, its commercial success will depend in part on physicians, patients, third-party payors, other healthcare providers and others in the medical community accepting our product candidates as medically useful, cost-effective, and safe. Any product we bring to the market may not gain market acceptance by such parties. The degree of market acceptance of any of our products will depend on several factors, including without limitation:

●	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;

●	the prevalence and severity of any side effects;

●	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;

●	the convenience and ease of administration, including compared to alternative treatments;

●	the cost of treatment, including in relation to alternative treatments;

●	the willingness of the patients and physicians to accept and use these therapies;

●	the marketing, sales and distribution support for the products;

●	the publicity concerning our products or competing products and treatments; and

●	the pricing and availability of coverage and adequate reimbursement by third-party payors and government agencies

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

If the market opportunities for our product candidates prove to be significantly smaller than we estimate, our business prospects may suffer.

Our projections of addressable patient populations within any particular disease state or condition that may benefit from treatment with our product candidates are based on our beliefs and estimates. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates. Our estimates have been derived from a variety of sources, including market research and publications and scientific literature estimating the total number of potential patients and currently approved or used therapies. Our estimates are also based on assumptions regarding the potential size of the market assuming broad regulatory approval or potential usage by physicians beyond the approved label. Any of our estimates may prove to be incorrect. The scope of approval and potential use of any product candidate may be significantly narrower, and the number of patients may turn out to be lower than expected. Competitive products or approaches may be approved or come into use and the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. If any of our estimates proves to be inaccurate, the market opportunity for any of our product candidates could be significantly diminished, which would have an adverse material impact on our business.

We face significant competition, and if our competitors develop and market products that are more effective, safer, more convenient, or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

The biotechnology and pharmaceutical industries, and particularly the still nascent area of cell therapies, is intensely competitive and characterized by rapid and significant innovation. Any of our product candidates that obtains regulatory approval will face substantial competition based on many different factors, including the relative safety and efficacy of our product, the relative ease of administration of our product for healthcare providers, the convenience of our product for patients, the timing and scope of regulatory approvals for our product, the cost of manufacturing our product and whether sufficient quantities can be produced to meet demand, our marketing and sales capabilities or those of our collaborators, pricing, reimbursement coverage levels, and patent positions. Competing products could present superior treatment alternatives, including by being more effective, safer or easier or more convenient to administer, or may be less expensive for third-party payors or patients or marketed and sold more effectively than any products we may develop.

59 | P a g e

Our competitors include a variety of major pharmaceutical and biopharmaceutical companies and specialty pharmaceutical and biotechnology companies, as well as technology and therapeutics being developed at academic institutions and other public and private research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff, more experienced manufacturing organizations and facilities, and established sales and marketing organizations. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources, including intellectual property that may be necessary or useful for the development and commercialization of our product candidates, being concentrated in our competitors and becoming unavailable to us on reasonable commercial terms or at all. Third parties are commercializing, have developed, are developing or may develop product candidates, platform technologies and processes that will compete with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and considered standard-of-care treatments, as well as novel treatments that are currently in preclinical or clinical development or may otherwise enter the market. For example, in February 2023, the FDA approved Apellis Pharmaceuticals, Inc.’s SYFOVRE® (pegcetacoplan injection) for the treatment of GA, and in February 2023, Iveric Bio, Inc.’s new drug application for Zimura® (avacincaptad pegol) for the treatment of GA secondary to AMD was accepted by the FDA. In addition to the foregoing, we believe that a significant number of product candidates are currently under development, which may become commercially available in the future for the treatment of indications for which we are developing, or may try to develop, our product candidates. For additional information regarding our competition, see “Item 1. Business—Competition,” above. I Regulatory approval and/or the achievement of clinical or commercial success of one or more competing products or product candidates may reduce or eliminate the market for our product candidates.. In addition, if one or more competing products fail to obtain regulatory approval or achieve clinical or commercial success and are perceived by regulators, healthcare providers, third-party payors or potential patients as comparable to our product candidates, our regulatory strategy could be impaired, our ability to obtain regulatory approval for our product candidates could be delayed or prevented, or the market for our product candidates may be reduced or eliminated.

Competitive products may make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing the product. If we or our collaborators are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, would be adversely affected.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our products or product candidates harm patients or is perceived to harm patients even when such harm is unrelated to our products or product candidates, our regulatory approvals could be revoked, suspended or otherwise negatively affected, our reputation could suffer, and we could be subject to costly and damaging product liability claims.

We face the risk of incurring liabilities to clinical trial patients if they are injured as a result of their participation in clinical trials of our product candidates or products. We also face potential product liability for use or misuse of our products that obtain regulatory approval and are commercialized. We recently settled a product liability lawsuit, which we determined was not material, relating to the use in a clinical trial of a product candidate that we are no longer developing and have no plans to pursue, and that is not related to the cell therapy candidates we currently are developing. See Note 14 (Commitments and Contingencies) and Note 19 (Subsequent Events) to our consolidated financial statements included this report and “Item 3. Legal Proceedings” in Part I of this report for additional information. We may not successfully defend any product liability claims made against us in the future. Product liability claims could delay or prevent completion of our clinical development programs. Such claims could result in FDA or other regulatory authority investigations of the safety of our product candidates or products, our manufacturing processes and facilities or our marketing programs. If any claims are made and if liability can be established, the amount of any liability we or our affiliates may incur, could exceed any insurance coverage in effect, and the amount of the liability could be material to our financial condition and operating results. In addition, even if we successfully defend against product liability claims, we could incur substantial costs in defending against claims and suffer significant reputational harm that negatively impacts our business.

60 | P a g e

The use or misuse of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by those who use our product candidates in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates or future products may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Legal proceedings are inherently uncertain and unpredictable and proceedings believed to be immaterial could prove to have a material adverse effect on our business, operating results and financial condition. Regardless of merit or eventual outcome, product liability claims may result in:

●	reputational harm;

●	initiation of investigations by regulators;

●	withdrawal of clinical trial participants;

●	substantial costs due to related litigation;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	the inability to complete development of or commercialize our product candidates;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and

●	decreased demand for any marketed products.

We may not be able to maintain appropriate product liability insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims. If and when we obtain marketing approval for a product candidate and prior to commercial launch, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain appropriate product liability insurance on commercially reasonable terms or in adequate amounts. Significant damages have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause the price of our common shares to decline and, if the amount of damages exceeds our insurance coverage, could adversely affect our results of operations and business.

We currently have no marketing and sales force or distribution capabilities. If we are unable to establish effective internal capabilities or effectively collaborate with third parties to market and sell our product candidates, if approved, our ability to generate product revenue will suffer.

We currently have no marketing, sales, or distribution capabilities because all of our cell therapy product candidates are in preclinical or early clinical development, or in OpRegen’s case, we have entered into an agreement whereby Roche has commercialization responsibility for the product, if approved. We will need to build on a territory-by-territory basis marketing, sales, distribution and supporting capabilities to commercialize any other product candidates that obtains regulatory approval, or selectively seek to enter into similar strategic collaborations or otherwise outsource these functions to one or more third parties such as contract sales organizations and distributors. There are significant risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these functions. To the extent that we enter into collaboration agreements with respect to marketing, sales, or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would subject us to a number of risks, including that we may not be able to control the amount or timing of resources that a commercialization collaborator devotes to our products or that a collaborator’s willingness or ability to complete its obligations may be adversely affected by business combinations or significant changes in the collaborator’s business strategy. If we are unable to enter into these arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. Building our own sales and marketing team with technical expertise and supporting distribution capabilities, would require a significant capital investment and require significant attention of our senior management team to manage, and any failure or delay in the development of those internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that obtain approval. If we are unable to develop adequate marketing and sales capabilities on our own or effectively partner with third parties, our ability to generate product revenue will suffer and we may incur significant additional losses, which would have a material adverse effect on our business, financial condition, and results of operations.

61 | P a g e

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

The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively affected by any of the following:

●	the claims of any patents that are issued may not provide meaningful protection, may not provide a basis for commercially viable products or may not provide us with any competitive advantages;

●	our patents may be challenged by third parties;

●	others may have patents of which we are not aware that relate to our technology or business that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents;

●	the pending patent applications to which we have rights may not result in issued patents;

●	our patents may have claims that are inadequate to protect our competitive position on our products; and

●	we may not be successful in developing additional proprietary technologies that are patentable.

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

62 | P a g e

We also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to establish and maintain a competitive position for our product candidates and any products. We seek to protect these trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. Furthermore, if a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secrets.

We may not have the financial resources to finance the litigation required to preserve our patent and trade secret rights. Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. This means that patents owned or licensed by us, or our trade secrets, may be lost if the outcome of a proceeding is unfavorable to us.

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

Intellectual property we may develop using grants received from governmental entities are subject to rights maintained by those governments.

Research and development we perform that is funded by grants from governmental entities and any intellectual property that we create using those grants is subject to certain rights of the governmental entities to require that we license or grant rights to the intellectual property developed using that funding in certain circumstances.

63 | P a g e

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment are assigned to us or owned exclusively by us, without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Previous decisions by the Israeli Compensation and Royalties Committee have created uncertainty in this area regarding whether the right to receive remuneration for service inventions can be voluntarily waived by an employee and whether such waiver is enforceable. In addition, the Committee determined that even if such right to receive compensation and royalties for service inventions may be waived, the waiver should be specific. Subsequent court cases have not provided significant clarity on these matters.

The Israeli Supreme Court noted (in an obiter dictum) in 2012, without making any decisive ruling, that an employee who contributes to an invention during his employment could be allowed to seek compensation for it from their employer, even if the employee’s contract of employment specifically states otherwise and the employee has transferred all intellectual property rights to the employer. The Israeli Supreme Court considered the possibility that a contract that revokes the employee’s right for royalties and compensation may not necessarily foreclose the right of the employee to claim a right for royalties. As a result, even if we believe that none of our employees has any rights in any of our intellectual property, or to receive royalties, it is unclear if, and to what extent, our employees may be able to claim compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful, or incur additional royalty expenses, which in turn could impact our future profitability.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. We cannot be certain that our platform technologies, product candidates, and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. The legal and administrative landscape related to infringement of the patents and proprietary rights of third parties is fluid as there is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents. These include interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Litigation and other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and, even if resolved in our favor, are likely to divert significant resources from our core business and distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to enter into or compete in the marketplace.

64 | P a g e

Risks Related to our Dependence on Third Parties

We may become dependent on possible future collaborations to develop and commercialize many of our product candidates and to provide the regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

We may enter into various kinds of collaborative research and development and product marketing agreements to develop and commercialize our product candidates. The expected future milestone payments and cost reimbursements from collaboration agreements could provide an important source of financing for our research and development programs, thereby facilitating the application of our technology to the development and commercialization of our products, but there are risks associated with entering into collaboration arrangements.

As described elsewhere in this Risk Factors section, we are dependent on our collaboration with Roche to develop and commercialize OpRegen, and we could become dependent upon one or more possible future collaborative arrangements. A collaborative arrangement upon which we might depend might be terminated by our collaboration partner or a partner might determine not to actively pursue the development or commercialization of our products. Termination of a collaboration agreement by a collaboration partner could dissuade other organizations from collaborating with us and negatively impact our ability to enter into new collaborations or achieve favorable collaboration terms. A collaboration partner also may not be precluded from independently pursuing competing products and drug delivery approaches or technologies.

There is a risk that a collaboration partner might fail to perform its obligations under the collaborative arrangements or may be slow in performing its obligations, or that we have a dispute that harms our working relationship and requires significant resources to resolve, or that we are unable to resolve on our own, resulting in costly legal proceedings. In addition, a collaboration partner may experience financial difficulties at any time that could prevent it from having available funds to contribute to the collaboration. If a collaboration partner fails to conduct its product development, commercialization, regulatory compliance, sales and marketing or distribution activities successfully and in a timely manner, or if it terminates or materially modifies its agreements with us, the development and commercialization of one or more product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our product candidates.

We currently rely, and plan to continue to rely, on third parties such as CROs, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to assist with preclinical development and conduct clinical trials of our product candidates. Due to our reliance on these third parties, we may not directly control the timing, conduct and expense of our clinical trials. If the third parties we engage fail to perform their contractual duties or regulatory obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to failing to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not obtain regulatory approval for or successfully commercialize our product candidates.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other public health crises could result in staffing shortages at these third parties, which could disrupt our clinical studies, increase development timelines, and have a material adverse impact on our business, prospects, financial condition and results of operations.

65 | P a g e

We obtain reagents and specialized materials and equipment required for the manufacture of our cell therapy product candidates from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. The loss of these suppliers, or their failure to provide us with sufficient key materials or equipment on a timely basis at an acceptable cost, or at all, could materially and adversely affect our business.

The development and manufacture of our cell-based product candidates depends on the availability of reagents and specialized materials and equipment which are required to be acceptable to the FDA and applicable foreign regulatory authorities, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for key components required for the manufacture of our product candidates, including in some cases, sole source manufacturers and suppliers, and we currently do not have long-term commitments or supply agreements to obtain certain of these components.

We use reagents, in our manufacturing processes, some of which are manufactured or supplied by small companies with limited resources and experience with respect to supporting clinical or commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support manufacturing of products under cGMP or may otherwise be ill-equipped to support our needs, particularly as we scale up our manufacturing processes. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured process and possibly into product candidates, which may contribute to variable patient outcomes and possible adverse events. We do not have long-term commitments or supply agreements with many of these suppliers and may not be able to enter into supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support our clinical, and ultimately commercial, manufacturing operations.

For some of the reagents, materials, and equipment we require, we currently rely and may in the future rely on sole source suppliers or a limited number of suppliers. We may be unable to continue to source reagents, materials, or equipment from any of these suppliers for various reasons, including due to regulatory actions or requirements affecting a supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands from other customers and supply limitations, or quality issues. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to supply us with these materials in sufficient quantities, on acceptable terms, or at all. The lead time needed to establish a relationship with a new supplier who has access to the required raw materials can be lengthy. The time and effort to identify and qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which may negatively impact our business. Additionally, due to global geopolitical, economic, and other factors beyond our control, there has been, and there may continue to be, a shortage of key materials and equipment that are necessary to manufacture our product candidates, including certain consumables such as bags, flasks, and pipette tips, which has affected and may continue to affect our ability to obtain the materials and equipment necessary to manufacture our product candidates and increased our research and development costs. Failures or difficulties faced at any level of our supply chain could delay or impede the development and commercialization of our product candidates and adversely affect our business, financial condition and results of operations. In light of the unpredictable nature of the current economic climate, including global rates of inflation, it may be increasingly difficult for us to predict and control our future expenses for the reagents, materials, and equipment we require to manufacture our product candidates. If any of the foregoing events were to occur, we may experience significant delays in manufacturing our product candidates, and in turn, in the commencement and completion of preclinical development and testing or clinical trials and potential regulatory approval of our product candidates, which could harm our business.

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing operations or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete our clinical development and commercialization of our product candidates. Additionally, any such change or modification may adversely affect the safety, efficacy, stability, or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

66 | P a g e

In some cases, specialized delivery systems or devices may be used to administer our cell therapy product candidates, and we may rely on third parties to manufacture and supply those systems or devices and provide us with intellectual property rights to develop and commercialize them with our cell therapies, if approved. If we are not able to obtain those systems or devices in quantities needed in accordance with our quality standards and regulatory requirements and at acceptable costs, or at all, or those systems or devices fail to perform as expected, clinical development and possible regulatory approval of our product candidates may be significantly delayed and more expensive than anticipated and our business may suffer.

The administration of certain of our cell therapy product candidates requires invasive surgical procedures. We may seek to improve the accuracy or reduce the complexity, risk and variability of administering of our cells to the targeted site in the human body by integrating into the surgical procedures specialized delivery systems or devices developed, manufactured and supplied by third parties. For example, we believe a novel parenchymal spinal delivery (“PSD”) system developed by a third party could improve usability and precision in administering OPC1 to the injury site in the spinal cord, hence we entered into an exclusive option and license agreement with that third party to collaborate on the clinical testing of the PSD system for OPC1. To the extent we collaborate with third parties for specialized delivery systems or devices for administration of our product candidates, we may become dependent on those third parties and their contract manufacturers and suppliers not only for rights to use those systems or devices, but also for the manufacture and supply of those systems or devices in sufficient quantities and at acceptable quality levels and costs for our clinical trials, and ultimately to potentially market and sell them with our product candidates, if approved. Our dependence on such third parties is subject to a multitude of risks, including these risks:

●	They or their third-party manufacturers might not manufacture in a timely manner the device systems or components in the quantity or quality required to meet our clinical trial needs and, if approved, commercial needs.

●	They or their third-party manufacturers may not perform as agreed, may terminate their agreements, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute on a commercial scale, if approved.

●	They or their third-party manufacturers may not produce the systems or devices in accordance with applicable regulatory requirements, and their processes or facilities may fail inspection by the FDA or corresponding state or foreign regulatory agencies. We will not have control over their compliance with applicable laws and regulations.

●	They or their third-party manufacturers may not obtain or maintain intellectual property rights necessary for the development, manufacture and, if approved, commercialization of the systems or devices.

●	They or their third-party manufacturers may experience manufacturing difficulties as a result of resource constraints, labor shortages, supply chain failures, public health emergencies such as the COVID-19 pandemic, geopolitical conflict, acts of terrorism, political or economic instability or crises, natural disasters, or other events outside of their control or the control of their third-party manufacturers. This may result in business closures that adversely affect our ability to obtain clinical or commercial supplies as needed.

●	We may be subject to product liability exposure arising out of use of the systems or devices to administer our product candidates in clinical trials or, if approved, for commercial use, and our insurance may not cover all potential claims.

If any such third-party collaborator or their contract manufacturers or suppliers were to encounter any of these difficulties, our ability to commence and conduct clinical trials of certain of our cell therapy product candidates on communicated timelines, or at all, could be jeopardized. These third-party collaborators and their contract manufacturers and suppliers would also be subject to many of the same risks we face in developing our own manufacturing capabilities, as described elsewhere in these Risk Factors. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, could require us to either conduct additional clinical trials at additional expense or terminate clinical trials completely. Each risk could delay our clinical trials, any potential approval of our product candidates by the FDA, or the commercialization of our product candidates, and could result in higher costs or deprive us of potential product revenue.

67 | P a g e

Risks Pertaining to Our Common Shares

The market price of our common shares has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common shares has been and is likely to continue to be highly volatile. The stock market in general, and the market for biotechnology companies, as well as small cap and microcap companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of our common shares, regardless of our actual operating performance, financial condition or progress in development of our product candidates. The market price for our common stock may be influenced by a variety of factors, some of which are beyond our control, including:

●	delays in progress or completion of clinical trials of our product candidates, or other changes in the development status of or anticipated development timeline for our product candidates;

●	results of clinical and nonclinical studies of our product candidates;

●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial and manufacturing requirements for regulatory approvals;

●	developments concerning the manufacture or supply of our product candidates;

●	unanticipated serious safety concerns related to the use of our product candidates or third-party product candidates perceived to be similar;

●	delays in our regulatory submissions and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	adverse regulatory decisions relating to our product candidates or third-party product candidates perceived to be similar or competitive to ours;

●	our inability to establish or maintain important collaborations and license agreements, including any material disputes or amendments;

●	announcements of strategic collaborations or significant licenses, acquisitions or dispositions, joint ventures or capital commitments by us or companies perceived to be comparable to us;

●	additions or departures of key personnel;

●	our cash position and the level of expenses related to development of our product candidates;

●	announcements or expectations of additional financing efforts;

●	sales of our common shares by us, our insiders or other shareholders;

●	trading volume of our common shares;

●	changes in the market valuation of companies perceived to be comparable to us;

●	actual or anticipated variations in our operating results;

68 | P a g e

●	changes in accounting policies and practices or material weakness or ineffectiveness of our internal controls or disclosure controls;

●	disagreements with our auditor or termination of an auditor engagement;

●	disputes or other developments relating to proprietary rights, including patents and trade secrets, or other avenues of market exclusivity for our product candidates or products and product candidates perceived to be competitive to ours;

●	changes in the structure of healthcare payment systems;

●	significant lawsuits, including intellectual property, product liability or shareholder litigation;

●	publication of research reports about us or our industry, or cell therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	actual or potential suspension of trading or delisting of our common shares by our Stocks Exchanges.

●	inclusion in or exclusion from stock indices such as the Russell 3000® Index;

●	significant business disruptions caused by natural or manmade disasters, such as the COVID-19 pandemic;

●	market conditions in the biotechnology sector and general political and economic conditions; and

●	other factors described in this Risk Factors section.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business and financial condition.

Because we do not intend to pay cash dividends, our common shares may not be a suitable investment for anyone who needs to earn dividend income.

We do not pay cash dividends on our common shares. For the foreseeable future, we anticipate that any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to holders of our common shares. This means that any return to our shareholders will be limited to the appreciation of their shares and, therefore, our common shares may not be a suitable investment for anyone who needs to earn dividend income from their investments.

Insiders continue to have substantial influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and their affiliates, in the aggregate, owned approximately 25.0% of our outstanding common shares as of December 31, 2022. As a result, these shareholders, if acting together, will be able to heavily influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common shares and might ultimately affect the market price of our common shares.

69 | P a g e

If we or our subsidiaries issue additional common shares or preferred shares, investors in our common shares may experience dilution of their ownership interests.

We and our subsidiaries may issue additional common shares or other securities convertible into or exercisable for common shares to raise additional capital or to hire or retain employees or consultants, or in connection with future acquisitions of companies or licenses to technology or rights, in settlement of lawsuits, or for other business purposes. The future issuance of additional securities may be dilutive to our shareholders and may create downward pressure on the trading price of our common shares.

Our articles of incorporation, as amended, authorize us to issue an aggregate of 252,000,000 shares of capital stock consisting of 250,000,000 common shares and 2,000,000 “blank check” preferred shares, which means we may issue, without shareholder approval, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common shares respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common shares. Any preferred shares may also be convertible into common shares on terms that would be dilutive to holders of common shares. Our subsidiaries may also issue their own preferred shares with a similar impact on our ownership of the subsidiaries.

As of December 31, 2022, we had 18,173,332 common shares reserved for issuance upon the exercise of outstanding options under our employee stock option plans, and 938,870 common shares reserved for issuance upon the vesting and settlement of restricted stock units under our equity incentive plan. The exercise of outstanding options and vesting and settlement of outstanding restricted stock units would be dilutive to our existing shareholders.

We have used “at the market” (“ATM”) offerings of our common shares under agreements with Cantor Fitzgerald & Co. acting as sales agent and “shelf” registration statements on Form S-3 to raise substantial capital. For information regarding such sales of our common shares see “At the Market (‘ATM’) Offering” in Note 11 (Shareholders’ Equity) to our consolidated financial statements included in this report. We may continue to use ATM offerings to fund our operations. As of December 31, 2022, $63.8 million remained available for sale under our ATM offering program. Additional sales of our common shares in our ATM offering may result in substantial dilution to our existing shareholders and such sales, or the anticipation of such sales, may cause the market price of our common shares to decline.

The operation of some of our subsidiaries has been financed in part through the sale of shares of capital stock and warrants to purchase securities of those subsidiaries to private investors. Future sales of such securities by our subsidiaries could reduce Lineage’s ownership interest in the applicable subsidiary, and correspondingly dilute our shareholders’ ownership interests in our consolidated enterprise. Certain of our subsidiaries also have their own stock option plans and the exercise of stock options or the sale of restricted stock under those plans would also reduce Lineage’s ownership interest in the applicable subsidiary, with a resulting dilutive effect on the ownership interest of our shareholders in our consolidated enterprise.

There is no assurance that we will be able to maintain compliance with the NYSE American’s continued listing standards, and failure to do so could result in the suspension of trading or delisting of our common shares, which could substantially impair our shareholders’ ability to sell their shares and our ability to raise additional capital.

Our common shares are listed on the NYSE American. To maintain our listing, we must satisfy several continued listing standards, including financial condition and/or operating results standards, market value and distribution standards, a low selling price standard, and corporate governance standards. For example, for as long as we have net losses for our five most recent fiscal years, the exchange may consider delisting our common shares if our shareholders’ equity is less than $6 million, and under the low selling price standard, if the exchange determines our common shares have been selling for a substantial period of time at a low price per share, which we believe would be an average of less than $0.20 over 30 days, and we fail to effect a reverse stock split within a reasonable time after being notified by the exchange, the exchange will consider de-listing our common shares. In addition, any developments which substantially reduce the size of our company, the nature and scope of our operations, the value or amount of our securities available for the market, or the number of shareholders, may occasion a review of continued listing by the exchange. If a security sells at a price below $0.06, the exchange may immediately suspend the security from further trading on the exchange. We cannot assure you that we will be able to continue to meet the NYSE American’s continued listing requirements.

70 | P a g e

The suspension or delisting of our common shares, or the commencement of delisting proceedings, for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, result in restrictions or prohibitions on brokers from trading in our common shares, result in the loss of confidence in our company by shareholders, collaborators and employees, and result in fewer financing, strategic and business development opportunities. The suspension or delisting of our common stock, or the commencement of delisting proceedings for whatever reason may materially impair our shareholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares. In addition, our common shares have been included in the Russell 3000® Index from time to time. In the short term, inclusion in the index may favorably impact the price, trading volume, and liquidity of our common shares, in part, because holders attempting to track the composition of that index may have been required to buy our common shares, which could cause a material increase in the price at which our common shares trades. If our common shares are removed from the index because they do not meet the criteria for continued inclusion, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common shares, which would adversely impact the price and frequency at which it trades.

General Risk Factors

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including data we collect about trial participants in connection with clinical trials. As a result, we are, or may become, subject to numerous data privacy and security requirements related to data privacy, security, protection and transfer under federal, state, local, and foreign laws, regulations, guidance, and industry standards. See “Item 1. Business—Government Regulation—Privacy and Data Security Laws,” above. These requirements may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these requirements requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

If we, or our personnel or third parties upon whom rely, fail, or are perceived to have failed, to address or comply with applicable data privacy, security, protection and transfer requirements, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. In the United States, privacy and security obligations are often enforced under deceptive and unfair trade practice laws, using theories that a company’s activities were either misleading or unfair.

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

We are dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we may process confidential, and sensitive, including personal data (such as health-related data), intellectual property, and proprietary business information (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have also outsourced some of our operations (including parts of our information technology infrastructure) to a number of third-party service providers who may have, or could gain, access to sensitive information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties.

71 | P a g e

Cyberattacks, malicious internet-based activity, and online and offline fraud are increasing in frequency, persistence, sophistication and intensity. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, malware (including as a result of persistent threat intrusions), malicious code (such as viruses and worms), ransomware attacks, denial-of-service attacks (such as credential stuffing), social engineering attacks (including phishing attacks), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other technology assets, adware, telecommunication failures, earthquakes, fires, floods, and other similar threats. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, many of our employees who began working from home early in the COVID-19 pandemic continue to work remotely at least part of the time, utilizing network connections outside our premises, which may increase risks to our information technology systems and data. Moreover, the prevalent use of mobile devices by our employees and third-party service providers to access confidential information increases the risk to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our proprietary or sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations and divert significant resources. Though we have insurance that may cover some of the costs and fees resulting from a cyberattack, data security incident, or data breach, that insurance may not be sufficient to cover all of the costs, fees, losses, damages, fines, and penalties that may arising from a data security incident

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures and tools, industry-standard or reasonable security measures to protect our information technology systems and proprietary and sensitive information.

While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent cyberthreats, cyberattacks, security incidents, data breaches, malware, ransomware attacks and other disruptions that could adversely affect our business. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. In addition, failure to maintain effective internal accounting controls related to security incidents and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

72 | P a g e

Applicable data privacy and security obligations, including data breach notification laws in the US and elsewhere, may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); financial obligations to third parties, indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial or nonclinical study data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs due to additional time and resources necessary to recover and verify or potentially reproduce the data.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or, when required, if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares could be negatively affected. In addition, we could become subject to investigations by the NYSE American, the SEC, and other regulatory authorities, which could require additional financial and management resources.

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

73 | P a g e

We may be adversely affected by the effects of inflation and other macroeconomic factors.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we may experience cost increases. Changes in other economic conditions, including rising interest rates, ongoing pandemics, including the COVID-19 pandemic, lower consumer confidence, volatile equity capital markets and ongoing supply chain disruptions and the impacts of the war in Ukraine, may also affect our business. Although we may take measures to mitigate the effects of economic conditions, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when the benefits of such measures and the effects of such conditions impact our results of operations. Given these economic considerations, among other potential consequences, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations sooner than expected, which may not be available in sufficient amounts or on reasonable terms, if at all. See also the discussion in this Risk Factors section under “We will need to obtain substantial additional funding to complete the development and seek regulatory approval of our product candidates and to commercialize products approved for marketing, if any. If we are unable to obtain adequate capital when needed, we may delay, reduce, limit the pace of, suspend or discontinue our product and technology development programs or other operations, which could significantly harm our business and prospects and cause the market price of our common shares to decline.” In addition, if the risks described in this paragraph materialize, the possibility of other risks described herein materializing and/or the impact of those risks may increase.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.

We recently settled a putative shareholder class action lawsuit, as well as a product liability lawsuit, and may in the future become involved in other class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by shareholders, collaborators, clinical trial participants, employees, suppliers and other vendors, service providers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Although some of the costs and expenses of such claims may be covered by insurance, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. Additionally, a dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, the uncertainty associated with material litigation could lead to increased volatility in our stock price.

74 | P a g e

Our business could be negatively impacted by environmental, social and corporate governance (“ESG”) matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, collaborators, and other stakeholders concerning ESG matters. While we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, we may be perceived to be not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if adopted, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation, which could adversely affect the price of our common shares. In addition, except as required by SEC and applicable stock exchange rules, we currently do not generally report on ESG matters, including our environmental emissions, and lack of reporting could result in certain institutional and other investors declining to invest in our common shares.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could affect the trading value of our securities.

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management, and the SEC’s new “universal proxy” rules could significantly lower the cost and increase the ease and likelihood of shareholder activism. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and collaboration partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our current business strategy. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in the price of our common shares based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Furthermore, the trading value of and demand for our common shares could be adversely affected by allegations made or reports issued by short sellers, analysts, activists or others regarding our business, further influencing volatility in the market price of our common shares.

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

75 | P a g e

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

We lease all the properties from which we operate our business. In general, we believe that our properties are well-maintained, adequate and suitable for our current operations and for our operations in the foreseeable future. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information regarding the properties we lease.

Lineage Facilities

Our corporate headquarters are in an office park in Carlsbad, California. We also lease industrial space adjacent to our corporate headquarters. The lease for office space we previously leased in Alameda, California expired on January 31, 2023.

Cell Cure Facilities

Under various leases, Cell Cure leases office and laboratory space in the Bio Park on the campus of the Hadassah University Hospital in Jerusalem, Israel.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time-to-time we may be involved in a variety of claims or litigation proceedings. Such proceedings may initially be viewed as immaterial but could later prove to be material. Litigation proceedings are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigation proceedings could involve significant expense and diversion of management’s attention and resources from other matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

76 | P a g e

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE American and on the Tel Aviv Stock Exchange under the ticker symbol LCTX.

Holders

As of March 1, 2023, there were approximately 366 record holders of our common shares. The number of beneficial owners of our common shares is substantially greater than the number of record holders because a large portion of our common shares is held of record through brokerage firms in “street name”.

Dividend Policy

We have not paid cash dividends on our common shares and we do not anticipate paying cash dividends on our common shares in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and contractual limitations, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC, during the year ended December 31, 2022, there were no unregistered sales of equity securities by us during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

None.

ITEM 6.	RESERVED

77 | P a g e

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2022, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022 as compared to the year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this report, particularly in “Item 1A. Risk Factors.”

Company and Business Overview

We are a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar to, or identical to, cells found naturally in the human body. Cells which we manufacture are created by specific developmental biological differentiation protocols that we apply to established, well-characterized, and self-renewing pluripotent cell lines. These cells are transplanted into patients and are designed to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment functional activity in the affected person.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally, or in conjunction with strategic partners, to further enhance their value and probability of success. As one example, in December 2021 we entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group, wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included elsewhere in this Report for discussion on the Roche Agreement.

As of December 31, 2022, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

Product Candidates

●	OpRegen®, an allogeneic retinal pigment epithelium cell replacement therapy currently in a Phase 2a multicenter clinical trial, being conducted by Genentech, for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic or dry AMD. A previous Phase 1/2a trial conducted by Lineage enrolled twenty-four (24) individuals with dry AMD with GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in long-term follow-up from a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries. To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine. Additional clinical trials are being planned.

78 | P a g e

●

VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. An additional VAC-based product candidate is in preclinical development with our partner, Immunomic Therapeutics, Inc., for the treatment of glioblastoma multiforme.

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss.

●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

Other Programs

We have additional undisclosed product candidates being considered for development, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our large patent estate and additional related technologies and capabilities, through partnering and/or strategic transactions.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 (Significant Accounting Policies) to our consolidated financial statements included elsewhere in this report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to going concern assessment of our consolidated financial statements, useful lives associated with long-lived assets, including evaluation of asset impairment, allowances for uncollectible accounts and financing receivables, valuing shares owned in nonconsolidated companies using the equity method of accounting, loss contingencies, deferred income taxes and tax reserves, including valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

79 | P a g e

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

80 | P a g e

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

Stock-based compensation – We follow accounting standards governing share-based payments, which require the measurement and recognition of compensation expense for all share-based compensation awards made to directors and employees, including employee stock options, based on estimated fair values. We utilize the Black-Scholes option pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the expected term of options granted, which is derived using the simplified method, which is an average of the contractual term of the option and its vesting period, as we do not have sufficient historical exercise data. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for U.S. Treasury notes with maturities similar to the expected term of the awards. Forfeitures are accounted for as they occur.

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

81 | P a g e

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

Revenues

The following table shows our revenues for the years ended December 31, 2022 and 2021 (amounts in thousands except percentages).

	Year Ended December 31,		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Collaboration revenues	$13,367	$1,120	$12,247	1,093%
Royalties	1,336	2,776	(1,440)	(52)%
Grant revenues	-	445	(445)	(100)%
Total revenues	14,703	4,341	10,362	238%
Cost of sales	728	1,426	(698)	(49)%
Gross profit	$13,975	$2,915	$11,060	379%

Total revenues for the year ended December 31, 2022 were $14.7 million compared to $4.3 million for the year ended December 31, 2021. The $10.4 million increase was primarily due to a $12.2 million increase in collaboration revenues related to the current year recognition of the $50.0 million upfront payment under the Roche Agreement, which was included in deferred revenues at December 31, 2021 (see Note 3 (Revenue) to our consolidated financial statements included in this report for additional information), offset by a $1.4 million decrease in royalties which were significantly higher in the prior year resulting from the recording of royalty revenues of approximately $1.8 million from a certain customer during the prior year based on the customers updated communication to us regarding royalties due, and a $0.4 million decrease in grant revenues due to less grant-related activities during the year. Grant revenues are generated primarily by our subsidiary Cell Cure from the IIA for the development of OpRegen and our bio retina program. The decrease in our grant revenues for the year ended December 31, 2022 as compared to the year ended December 31, 2021, were primarily due to less grant-related activities.

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

82 | P a g e

General and administrative expenses. These expenses include employee and director compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, and allocated overhead such as facilities rent and equipment rent and maintenance, insurance costs allocated to general and administrative expenses, costs of patent applications, prosecution and maintenance, stock exchange-related costs, depreciation expense, marketing costs, legal and accounting costs, and other miscellaneous.

The following table shows our operating expenses for the years ended December 31, 2022 and 2021 (amounts in thousands, except percentages).

	Year Ended December 31,		$ Increase/	% Increase/
	2022	2021	(Decrease)	(Decrease)
Research and development expenses	$13,987	$33,914	$(19,927)	(59)%
General and administrative expenses	22,508	18,212	4,296	24%

Research and development expenses. The $19.9 million year-over-year decrease in research and development expense is primarily the result of $21.0 million of royalty and redemption fee expense recorded in 2021 for payments owed to Hadasit and the IIA pursuant to financial obligations to each of them in connection with the $50.0 million upfront payment we received from Roche in January 2022 under the Roche Agreement and for which there was no similar expense in 2022 (see Note 14 (Commitments and Contingencies) to our consolidated financial statements included in this report).

General and administrative expenses. The $4.3 million year-over-year increase in general and administrative expenses was primarily attributable to (i) a $2.1 million increase in legal and litigation expense, (ii) a $1.3 million increase in employee salaries and benefits, (iii) a $0.9 million increase in stock-based compensation related expenses (see Note 12 (Stock Based-Awards) to our consolidated financial statements included in this report for additional information), (iv) a $0.4 million increase for audit and tax services, (v) a $0.2 million increase in insurance costs, (vi) a $0.2 million increase in consulting expenses, (vii) a $0.1 million increase in recruiting and hiring fees, (viii) a $0.1 million increase in travel expenses, (ix) a $0.6 million decrease in patent related costs and (x) a $0.5 million decrease in investor relations expenses.

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects for the periods presented (amounts in thousands, except percentages).

	Year Ended December 31,
	Amount		Percent of Total
Program	2022	2021	2022	2021
OpRegen®	$5,043	$25,507	36%	75%
OPC1	5,039	6,145	36%	18%
VAC platform	2,582	2,178	19%	6%
ANP1	741	-	5%	-%
PNC1	458	-	3%	-%
All other programs	124	84	1%	1%
Total research and development expenses	$13,987	$33,914	100%	100%

Research and development expenses. For the year ended December 31, 2022, the $19.9 million decrease in total research and development expenses is mainly attributable to: (i) a $20.5 million net decrease in expenses related to our OpRegen program, attributable to last year’s payment of $21.0 million for royalty and redemption fee expenses paid to Hadasit and the IIA, respectively; (ii) a $1.1 million net decrease in expenses related to our OPC1 program, primarily related to a decrease in manufacturing activities for the program; (iii) a $0.4 million increase in expense related to our VAC program, primarily related to manufacturing improvement activities; (iv) a $0.7 million increase in expenses related to our ANP1 program, primarily related to manufacturing activities for our allogeneic auditory neuron cell transplant program; and (v) a $0.5 million increase in expenses related to our PNC1 program, primarily related to research and development activities for our allogeneic photoreceptor cell transplant program.

83 | P a g e

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, during the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Other income (expenses), net
Interest income, net	$829	$2
Gain on sale of marketable equity securities	-	6,024
Gain on extinguishment of debt	-	523
Unrealized loss on marketable equity securities	(2,194)	(2,299)
Gain on revaluation of warrant liability	225	205
Other income (expenses), net	(2,152)	1,486
Total other income (expenses), net	$(3,292)	$5,941

Marketable debt securities. During the third quarter of 2022, we began to invest our excess cash in short-term U.S. Treasury securities resulting in an increase in interest income. See Note 4 (Marketable Debt Securities) to our consolidated financial statements included in this report for additional information regarding our marketable debt securities.

Marketable equity securities. We expect our total other income (expenses), net, to fluctuate each reporting period based on the changes in the market price of the common stock of OncoCyte Corporation (“OncoCyte”), which could impact our net income or loss reported in our consolidated statements of operations for a particular reporting period.

We also account for the shares we hold in Hadasit Bio-Holdings as marketable equity securities. These shares are carried at fair market value on our consolidated balance sheets. The accounting transactions for these shares were not material for either of the years ended December 31, 2022 and 2021.

See Note 5 (Marketable Equity Securities) to our consolidated financial statements included in this report for additional information regarding our marketable equity securities.

Gain on extinguishment of debt. For the year ended December 31, 2021, Lineage recognized a gain of $0.5 million on extinguishment of debt in connection with the forgiveness in full of the loan it obtained under the Paycheck Protection Program.

Other income and (expenses), net. Other expenses, net, for each of the years ended December 31, 2022 and 2021 consisted primarily of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable and notes receivable between Cell Cure and Lineage.

Income Taxes

Under ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from the net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries.

For the year ended December 31, 2022, Lineage recorded a withholding tax for $0.5 million on interest expense deemed paid to Lineage from Cell Cure, related to the purchase of intellectual property pursuant to the US Israeli tax treaty. For the years ended December 31, 2022, and 2021, Lineage did not record a deferred tax benefit. See Note 13 (Income Taxes) for additional information.

84 | P a g e

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through proceeds from the sale of shares of our common stock, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates. During 2022, we funded our operations primarily through (a) the $50.0 million upfront payment received under the Roche Agreement, (b) $1.6 million of proceeds from the exercise of warrants and employee stock options, and (c) $1.3 million in royalties received. During 2022, we did not raise any proceeds from research grants, sales of our common stock or from sales of common stock of our former subsidiaries.

As of December 31, 2022, $63.8 million remained available for sale under our at the market offering program and we owned marketable equity securities with a fair value of $0.4 million based on the closing price of such securities on that date. See Note 5 (Marketable Equity Securities) and Note 11 (Shareholders’ Equity) to our consolidated financial statements included in this report for additional information regarding the marketable equity securities we own and our at the market offering program, respectively. We may sell shares of our common stock and the marketable securities we own for liquidity. However, when we can effect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price and volume of our common stock and of the marketable securities we own. The market value of our marketable equity securities may not represent the amount that could be realized in a sale of such securities due to various market factors, including prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

Cash Flows

Cash provided by (used in) operating activities

Net cash provided by operating activities was $1.1 million for the year ended December 31, 2022, which primarily reflects the net changes in assets and liabilities of $18.7 million, plus the $5.0 million in non-cash expenses for stock-based compensation and depreciation and amortization, less the loss from operations of $22.5 million. The change in assets and liabilities was impacted by the receipt of the $50.0 million upfront payment under the Roche Agreement, and subsequent related payments to the IIA and Hadasit (see Note 14 (Commitments and Contingencies) to the consolidated financial statements included in this report for further explanation), partially offset by the accrual of the litigation settlement also as described in Note 14 (Commitments and Contingencies). The unrealized loss on marketable equity securities and foreign currency remeasurement had no effect on the cash flows.

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

Cash provided by (used in) investing activities

Cash used in investing activities for the year ended December 31, 2022 was $46.2 million and consisted of $53.4 million related to the purchase of U.S. Treasury securities and $0.4 million for the purchase of equipment, offset with $7.7 million in U.S. Treasuries which matured during the year.

85 | P a g e

Cash provided by investing activities of $9.7 million for the year ended December 31, 2021 was associated primarily with receipts of $10.1 million from sales of a portion of our OncoCyte holdings, offset with the purchase of equipment for $0.4 million.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2022 was $1.6 million and consisted of $1.0 million of proceeds from the exercise of warrants to purchase shares of Cell Cure and $0.6 million of proceeds from the exercise of employee stock options.

Cash provided by financing activities of $36.9 million for the year ended December 31, 2021 was associated primarily with proceeds net of financing costs of $29.8 million from the sale of common shares in at the market offerings under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and proceeds of $7.2 million from the exercise of employee stock options.

Financial Obligations

Our financial obligations primarily consist of obligations to our licensors under our in-license agreements, obligations related to grants received from government entities, including the IIA, obligations under vendor contracts to provide research services and other purchase commitments with suppliers.

The obligations under our in-license agreements require us to make future payments relating to sublicense fees, milestone fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are payable to licensors when we sublicense underlying intellectual property to third parties and are based on a percentage of the license fees we receive from sublicensees. Milestone fees, including those related to the Roche Agreement, are due to licensors upon future achievement of certain commercial, development and regulatory milestones. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors based on a percentage of net sales of licensed products. Reimbursement of patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of these payments, the amounts may fluctuate significantly from period to period. As of December 31, 2022, we have not included any financial obligations under our in-license agreements in our consolidated balance sheet because the achievement and timing of the events that would require the payment of such financial obligations is not fixed and determinable.

As discussed in “Part I—Item 1. Business—Grants from Government Entities,” above, we have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, Cell Cure has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.3% of any future payments received under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full, which currently stands at approximately $91.2 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement. As of December 31, 2022, we have not included any future financial obligations due to the IIA under the Innovation Law in our consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information.

Under the terms of the leases for the facilities from which Cell Cure and Lineage operate, a total of $4.3 million of rent payments will become due, of which $1.1 million will become due in 2023.

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

86 | P a g e

Future Funding Requirements

At December 31, 2022, we had an accumulated deficit of approximately $363.4 million. We expect to continue to incur losses for at least the next several years. We expect that our operating expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. As a result, we will need significant additional capital to fund our operations. Our determination as to when we will seek additional capital and the amount of additional capital that we will need will be based on our evaluation of the progress we make in our research and development programs, changes to the scope and focus of those programs, changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. If we are unable to raise additional capital when and as needed, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites.

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

We believe that our $57.9 million in cash, cash equivalents and marketable securities at December 31, 2022, provide sufficient liquidity to carry out our current planned operations (including after taking into account the amount we contributed to the settlement of the litigation discussed in Note 14 (Commitments and Contingencies) to the consolidated financial statements included in this report), through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales under our at the market offering program.

87 | P a g e

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under rules and regulations of the SEC, as a smaller reporting company, we are not required to provide the information required by this item.

88 | P a g e

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying notes to consolidated financial statements.

89 | P a g e

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lineage Cell Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lineage Cell Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

90 | P a g e

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

Accounting for revenue recognition

Description of the Matter

The Company recorded deferred revenue of $36.6 million as of December 31, 2022 and revenue of $13.4 million for the year ended December 31, 2022 from a collaboration agreement. As described in Note 3, the Company has concluded that the grant of licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees represent a combined performance obligation for which the Company recognizes collaboration revenues as the services are performed over time.

Auditing the Company’s accounting for revenues from this collaboration agreement was complex and required significant judgments, primarily in evaluating the period in which the performance obligation was satisfied and evaluating estimates of total expected inputs under the input method for revenue recognized over time.

How We Addressed the Matter in Our Audit

To test the measurement of efforts toward satisfying the performance obligation, our audit procedures included, among others, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying agreement, inspecting communications with the collaborative partner, evaluating the application of the input method for the recognition of revenue and testing the estimated total inputs and actual inputs incurred.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2014.

San Francisco, California

March 9, 2023

PCAOB ID Number 100

91 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,355	$55,742
Marketable securities (Notes 4 and 5)	46,520	2,616
Accounts and grants receivable, net (Note 3)	297	50,840
Prepaid expenses and other current assets	1,828	2,351
Total current assets	60,000	111,549

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 14)	5,673	4,872
Deposits and other long-term assets	627	630
Goodwill	10,672	10,672
Intangible assets, net	46,692	46,822
TOTAL ASSETS	$123,664	$174,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,608	$27,969
Lease liabilities, current portion (Note 14)	916	801
Financing lease, current portion (Note 14)	36	30
Deferred revenues (Note 3)	9,421	18,119
Liability classified warrants, current portion	-	197
Total current liabilities	18,981	47,116

LONG-TERM LIABILITIES
Deferred tax liability	2,076	2,076
Deferred revenues, net of current portion (Note 3)	27,725	32,454
Lease liability, net of current portion (Note 14)	2,860	1,941
Financing lease, net of current portion (Note 14)	84	30
Other long-term liabilities	2	30
TOTAL LIABILITIES	51,728	83,647

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of December 31, 2022 and 2021, respectively	-	-
Common shares, no par value, authorized 250,000 shares; 170,093 and 169,477 shares issued and outstanding as of December 31, 2022 and 2021, respectively	440,280	434,529
Accumulated other comprehensive loss	(3,571)	(5,211)
Accumulated deficit	(363,370)	(337,097)
Lineage Cell Therapeutics, Inc. shareholders’ equity	73,339	92,221
Noncontrolling deficit	(1,403)	(1,323)
Total shareholders’ equity	71,936	90,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$123,664	$174,545

See accompanying notes to the consolidated financial statements.

92 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2022	2021
REVENUES:
Collaboration revenues	$13,367	$1,120
Royalties	1,336	2,776
Grant revenues	-	445
Total revenues	14,703	4,341

Cost of sales	728	1,426

Gross profit	13,975	2,915

OPERATING EXPENSES:
Research and development	13,987	33,914
General and administrative	22,508	18,212
Total operating expenses	36,495	52,126
Loss from operations	(22,520)	(49,211)

OTHER INCOME (EXPENSES):
Interest income, net	829	2
Gain on sale of marketable securities	-	6,024
Unrealized loss on marketable equity securities	(2,194)	(2,299)
Gain on extinguishment of debt	-	523
Gain on revaluation of warrant liability	225	205
Other income (expense), net	(2,152)	1,486
Total other income/(expense)	(3,292)	5,941
LOSS BEFORE INCOME TAXES	(25,812)	(43,270)

Income tax expense (Note 13)	(541)	-
NET LOSS	(26,353)	(43,270)

Net loss attributable to noncontrolling interest	80	251

NET LOSS ATTRIBUTABLE TO LINEAGE	$(26,273)	$(43,019)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.15)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	169,792	164,502

See accompanying notes to the consolidated financial statements.

93 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2022	2021
NET LOSS	$(26,353)	$(43,270)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,790	(1,544)
Unrealized loss on marketable debt securities	(150)	-
COMPREHENSIVE LOSS	(24,713)	(44,814)
Less: comprehensive loss attributable to noncontrolling interest	80	251
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(24,633)	$(44,563)

See accompanying notes to the consolidated financial statements.

94 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Interest/ (Deficit)	Comprehensive Income/(Loss)	Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020	-	$-	153,096	$393,944	$(294,078)	$(1,072)	$(3,667)	$95,127

Shares issued through ATM	-	-	11,923	29,817	-	-	-	29,817
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	40	(54)	-	-	-	(54)
Shares issued for services	-	-	78	202	-	-	-	202
Stock-based compensation	-	-	-	3,519	-	-	-	3,519
Shares issued upon exercise of stock options	-	-	4,320	7,429	-	-	-	7,429
Financing related fees	-	-	-	(330)	-	-	-	(330)
Shares issued for retirement of stock warrants	-	-	20	2	-	-	-	2
Foreign currency translation loss	-	-	-	-	-	-	(1,544)	(1,544)
NET LOSS	-	-	-	-	(43,019)	(251)	-	(43,270)
BALANCE AT DECEMBER 31, 2021	-	$-	169,477	$434,529	$(337,097)	$(1,323)	$(5,211)	$90,898
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	20	(17)	-	-	-	(17)
Stock-based compensation	-	-	-	4,287	-	-	-	4,287
Shares issued upon exercise of stock options	-	-	596	490	-	-	-	490
Subsidiary warrant exercise, net	-	-	-	991	-	-	-	991
Unrealized loss on marketable securities	-	-	-	-	-	-	(150)	(150)
Foreign currency translation gain	-	-	-	-	-	-	1,790	1,790
NET LOSS	-	-	-	-	(26,273)	(80)	-	(26,353)
BALANCE AT DECEMBER 31, 2022	-	$-	170,093	$440,280	$(363,370)	$(1,403)	$(3,571)	$71,936

See accompanying notes to the consolidated financial statements.

95 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(26,273)	$(43,019)
Net loss attributable to noncontrolling interest	(80)	(251)
Adjustments to reconcile net loss attributable to Lineage to net cash used in operating activities:
Gain on sale of marketable equity securities	-	(6,024)
Unrealized loss on marketable equity securities	2,194	2,299
Accretion of income on marketable debt securities	(501)	-
Depreciation expense, including amortization of leasehold improvements	582	663
Change in right-of-use assets and liabilities	(35)	14
Amortization of intangible assets	145	210
Stock-based compensation	4,287	3,519
Common stock issued for services	-	202
Gain on revaluation of warrant liability	(225)	(205)
Foreign currency remeasurement and other loss/(gain)	2,272	(1,566)
Loss/(gain) on sale of assets	(11)	24
Gain on extinguishment of debt	-	(523)
Changes in operating assets and liabilities:
Accounts and grants receivable (Note 3)	50,314	(857)
Prepaid expenses and other current assets	446	(72)
Accounts payable and accrued liabilities (Note 8)	(18,702)	21,645
Deferred revenue and other liabilities (Note 3)	(13,354)	380
Net cash provided by (used in) operating activities	1,059	(23,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable debt securities	(53,412)	-
Maturities of marketable debt securities	7,666	-
Purchases of property and equipment, net	(413)	(340)
Proceeds from sale of OncoCyte common shares	-	10,064
Proceeds from the sale of HBL common shares	-	21
Net cash (used in) provided by investing activities	(46,159)	9,745

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	648	7,240
Common shares received and retired for employee taxes paid	(17)	(54)
Proceeds from sale of common shares	148	30,865
Proceeds from exercise of subsidiary warrants, net	991	-
Repayments of financing lease liabilities	(32)	(20)
Payments for offering costs	(106)	(1,101)
Net cash provided by financing activities	1,632	36,930
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(873)	(20)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(44,341)	23,094
At beginning of year	56,277	33,183
At end of year	$11,936	$56,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest	$13	$13

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Receivable from sale of common shares in at the market offering	$-	$147
Receivable from exercise of stock options	$32	$189

See accompanying notes to the consolidated financial statements.

96 | P a g e

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

We are a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar to, or identical to, cells found naturally in the human body. Cells which we manufacture are created by specific developmental biological differentiation protocols that we apply to established, well-characterized, and self-renewing pluripotent cell lines. These cells are transplanted into patients and are designed to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment functional activity in the affected person.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally, or in conjunction with strategic partners, to further enhance their value and probability of success. As one example, in December 2021 we entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group, wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. See Note 14 (Commitments and Contingencies) to our consolidated financial statements included elsewhere in this Report for discussion on the Roche Agreement.

As of December 31, 2022, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

Product Candidates

●	OpRegen®, an allogeneic retinal pigment epithelium cell replacement therapy currently in a Phase 2a multicenter clinical trial, being conducted by Genentech, for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic or dry AMD. A previous Phase 1/2a trial conducted by Lineage enrolled twenty-four (24) individuals with dry AMD with GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in long-term follow-up from a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries. To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine. Additional clinical trials are being planned.

●

VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. An additional VAC-based product candidate is in preclinical development with our partner, Immunomic Therapeutics, Inc., for the treatment of glioblastoma multiforme.

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss.

●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

97 | P a g e

Other Programs

We have additional undisclosed product candidates being considered for development, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our large patent estate and additional related technologies and capabilities, through partnering and/or strategic transactions.

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

Principles of consolidation

Lineage’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries of the outstanding shares of its operating subsidiaries as of December 31, 2022.

Subsidiary	Field of Business	Lineage Ownership		Country
Cell Cure Neurosciences Ltd	Manufacturing of Lineage’s product candidates	94	%(1)(2)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%		Singapore

(1)	Includes shares owned by Lineage and ES Cell International Pte. Ltd.

(2)	As of December 31, 2021 our ownership percentage of Cell Cure was approximately 99%. In July 2022, Hadasit Bio-Holdings Ltd. exercised warrants to purchase 21,999 ordinary shares of Cell Cure. Lineage’s ownership percentage of Cell Cure decreased as a result of the warrant exercise. As of December 31, 2022, our ownership percentage of Cell Cure was approximately 94%.

All material intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2022, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

98 | P a g e

Liquidity

On December 31, 2022, we had $57.9 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our consolidated financial statements.

Capital Resources

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, receipt of proceeds from research grants, revenues from collaborations, and royalties from product sales.

As of December 31, 2022, $63.8 million remained available for sale under our at the market offering program. See Note 11 (Shareholders’ Equity) for additional information.

We may use our marketable securities for liquidity as necessary and as market conditions allow. The market value of our marketable securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable equity securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

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

Our commitments include obligations to our licensors under our in-license agreements, and obligations related to grants received from government entities. These obligations may require us to make future payments relating to sublicense fees, milestone fees, redemption fees, royalties and reimbursement of patent maintenance costs. Sublicense fees are payable to licensors when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments are due to licensors upon our future achievement of certain development and regulatory milestones. Royalties are payable to licensors based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of these payments, the amounts may fluctuate significantly from period to period. As of December 31, 2022, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events is not fixed and determinable.

99 | P a g e

2. Significant Accounting Policies

Marketable Debt Securities - Lineage accounts for its holdings of U.S. Treasury securities in accordance with Accounting Standards Codification (“ASC”) 320-10-50, Debt Securities. All marketable debt securities have been classified as “available-for-sale” and are carried at estimated fair value. Unrealized gains and losses are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains or losses on available-for-sale debt securities are included in other income (expense), net. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s consolidated statement of operations. In accordance with the Company’s investment policy, management invests in debt securities with high credit quality, including U.S. government securities.

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

Collaborative agreements - In December 2021, Lineage entered into the Roche Agreement for the development and commercialization of OpRegen. Under the terms of the Roche Agreement, Roche agreed to pay Lineage a $50.0 million upfront payment and Lineage is eligible to receive up to an additional $620.0 million in certain developmental, regulatory and commercialization milestone payments. Lineage is also eligible to receive tiered double-digit percentage royalties on net sales of OpRegen. See Note 14 (Commitments and Contingencies) for additional information regarding this agreement.

100 | P a g e

In April 2021, Lineage entered a worldwide license and collaboration agreement with Immunomic Therapeutics, Inc. for the development and commercialization of an allogeneic version of an immunomic oncology target utilizing the VAC platform. Under the terms of this agreement, Lineage is entitled to upfront licensing fees totaling up to $2.0 million, which we have received $1.0 million, and up to $67.0 million in development and commercial milestones across multiple indications. Lineage also will be eligible to receive royalties up to 10% on net sales of future products.

As of December 31, 2022, we recorded $36.3 million and $0.8 million of deferred revenue on the consolidated balance sheet, related to the collaboration agreements with each of Roche and Immunomic Therapeutics, Inc., respectively. For the twelve months ended December 31, 2022, we recognized $13.4 million of revenue on the consolidated statement of operations, related to the Roche Agreement. See Note 3 (Revenue) for additional information.

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

As part of the accounting treatment for these agreements, we must develop estimates and assumptions that require judgement to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The following items are estimated in the calculation of the stand-alone selling price: forecasted revenues and development costs, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaboration partners each reporting period, which is based on the progress of the related program. If necessary, we adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis which would affect revenue and net income (loss) in the period of adjustment. In addition, variable considerations (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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

101 | P a g e

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

For the years ended December 31, 2022 and 2021, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been antidilutive (in thousands):

	Years Ended December 31,
	2022	2021
Stock options	18,173	14,883
Restricted stock units	939	31

Restricted cash - In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, Lineage explains the change during the period in the total of cash, cash equivalents and restricted cash, and includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

102 | P a g e

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows for all periods presented herein (in thousands):

	December 31, 2022	December 31, 2021

Cash and cash equivalents	$11,355	$55,742
Restricted cash included in long-term assets (see Note 14 (Commitments and Contingencies))	581	535
Total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows	$11,936	$56,277

Accounts and grants receivable, net – Net accounts receivables amounted to $0.3 million and $50.8 million as of December 31, 2022 and 2021, respectively. Net trade receivables include an allowance for doubtful accounts of approximately $0.1 million and $0.1 million as of December 31, 2022 and 2021, respectively, for those amounts deemed uncollectible by Lineage. Lineage establishes an allowance for doubtful accounts based on the evaluation of the collectability of its receivables on a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customers operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Leases - We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, we account for the lease and non-lease components as a single lease component. We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating and finance lease ROU assets also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance lease payments is recognized as amortization of ROU assets and related interest. Operating and finance leases are included as assets in property and equipment; finance and lease liabilities are included in the current and long-term liabilities in the consolidated balance sheets.

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

103 | P a g e

Cash and cash equivalents – Lineage considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, Lineage had $4.1 million and $52.3 million in money market funds, respectively, considered to be cash equivalents.

Concentrations of credit risk and significant sources of supply – Financial instruments that potentially subject Lineage to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable debt securities. Lineage limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. Cash equivalent deposits with financial institutions may occasionally exceed the limits of insurance on bank deposits; however, Lineage has not experienced any losses on such accounts. Lineage mitigates its credit exposure on marketable debt securities by investing in short term U.S. Treasuries securities.

Lineage relies on single-source, third-party suppliers for a few key components of our product candidates. If these single-source, third-party suppliers are unable to continue providing a key component, the initiation or progress of any clinical studies of its product candidates may be impeded.

Property and equipment, net – Property and equipment is stated at cost and is being depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful life or the lease term. See Note 6 (Property and Equipment, Net) for additional information.

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

104 | P a g e

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

General and administrative expenses - General and administrative expenses consist of employee and director compensation and related benefits, including stock-based compensation, for executive and corporate personnel; professional and consulting fees; and allocated overhead such as facilities rent and equipment rent and maintenance, insurance costs allocated to general and administrative expenses, costs of patent applications, prosecution and maintenance, stock exchange-related costs, depreciation expense, marketing costs, and other miscellaneous expenses.

Foreign currency translation adjustments and other comprehensive income or loss - In countries in which Lineage operates where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. Foreign currency translation adjustments are primarily attributable to Cell Cure and ESI, Lineage’s consolidated foreign subsidiaries. For the years ended December 31, 2022, comprehensive gain includes foreign currency translation adjustments, net of tax, of $1.8 million. For the years ended December 31, 2021, comprehensive loss includes foreign currency translation adjustments, net of tax, of $1.5 million.

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

Income taxes - Lineage accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Lineage files a U.S. federal income tax return as well as various state and foreign income tax returns. Lineage’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Lineage assumptions, and consequently the estimates, change in the future with respect to Lineage’s own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on Lineage’s consolidated financial statements. Lineage recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense; however, no amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021.

105 | P a g e

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the Company’s pre-GILTI U.S. income. See Note 13 (Income Taxes) for additional information.

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

For employee and director stock options, we utilize the Black-Scholes option pricing model for valuing share-based payment awards. Lineage’s determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by the price of Lineage’s common shares as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the expected term of options granted, which is derived using the simplified method, which is an average of the contractual term of the option and its vesting period, as we do not have sufficient historical exercise data upon which to estimate expected term. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for U.S. Treasury notes with maturities similar to the expected term of the awards. Stock option forfeitures are accounted for as they occur.

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

106 | P a g e

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for Lineage beginning January 1, 2023. The Company plans to adopt ASU 2016-13, effective January 1, 2023, and does not anticipate this will have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is effective for us immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. During 2022, the FASB. issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU extended the sunset date of Topic 848 to December 31, 2024. We are currently assessing the impact the new guidance will have on our consolidated financial statements and disclosures.

3. Revenue

Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2022	2021

Royalties	$1,336	$2,776

Grant revenues
Israel Innovation Authority (“IIA”)	$-	$445
Total grant revenues	-	445

Revenues under collaborative agreements
Upfront license fees	13,367	452
Event-based development milestones	-	123
Reimbursements, cost-sharing payments	-	545
Total revenues under collaborative agreements	13,367	1,120

Total revenue	$14,703	$4,341

During the year ended December 31, 2022 we recognized $14.7 million in total revenue, of which $13.4 million was recognized in collaboration revenues related to the $50.0 million upfront payment from Roche, which was included in deferred revenues at December 31, 2021.

During the year ended December 31, 2021 we recognized $4.3 million in total revenue. We recognized $1.1 million in revenues from new license agreements entered into during the period, which were recorded as revenues under collaboration agreements. This amount represents upfront license fees and reimbursement revenues earned during the period as well as $0.1 million of variable consideration where development milestones were achieved. We also recognized revenue of $0.1 million during the period for grant revenues which had been included in deferred revenues at December 31, 2020.

We are recognizing the $50.0 million upfront payment under the Roche Agreement utilizing an input method of costs incurred over total estimated costs to be incurred. At each reporting period, we update our total estimated collaboration costs, and any resulting adjustments are recorded on a cumulative basis which would affect revenue and net income (loss) in the period of adjustment. We believe the input methodology represents the most appropriate measure of progress towards satisfaction of the identified performance obligations.

107 | P a g e

Accounts receivable and other receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Accounts receivable and other receivable, net (1)(2)(3)	$297	$50,640
Deferred revenues (1)(2)(3)	37,146	50,500

(1)	Accounts receivable and other receivable, net, decreased primarily due to the receipt of the $50.0 million upfront payment under the Roche Agreement received in January 2022, offset to deferred revenues. See Note 14 (Commitments and Contingencies).

(2)	Excludes government grants as Lineage has determined government grants are outside the scope of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606).

(3)	As of January 1, 2021, our accounts receivable and other receivable, net was $0.2 million, and no deferred revenue was recorded for our contracts with customers.

As of December 31, 2022, the amounts in the transaction price of our contracts with customers, including collaboration partners, and allocated goods and services not yet provided were $38.7 million, of which $37.1 million has been collected and is reported as deferred revenues, and $1.6 million relates to unfulfilled commitments for the ITI collaboration (see Note 14 (Commitments and Contingencies)). The unfulfilled commitments are estimated to be delivered by the end of the fourth quarter of 2023. Of the total deferred revenues of $37.1 million, approximately $9.4 million is expected to be recognized within the next 12 months.

The following table presents amounts under our collaboration agreements included in the transaction price (i.e., cumulative amounts triggered or probable) as of December 31, 2022 (in thousands):

	Upfront(1)	Development(2)	Reimbursements(3)	Total
Collaboration partner and agreement date:
ITI (April 2021)(4)	$500	$500	$2,220	$3,220
Roche (December 2021)(5)	50,000	-	-	50,000
Total amounts under our collaboration agreements included in the transaction price	$50,500	$500	$2,220	$53,220

(1)	Upfront license fees.

(2)	Event-based development and regulatory milestones amounts.

(3)	Reimbursements and costs-sharing payments.

(4)	Regarding the accounting treatment for the collaborative agreement, the license and related development deliverables were determined to be highly interdependent and interrelated and have been combined as one performance obligation. Delivery is determined to be over time and revenue will be recognized utilizing an input method of costs incurred over total estimated costs in the work plan. The regulatory milestones are variable considerations that are fully constrained until the uncertainty of each milestone has been resolved. Sales-based milestones and royalties are variable considerations that will not be included in the transaction price until the related commercialization and sales have occurred. The cost reimbursements are considered variable consideration and are included in the transaction price. Revenues related to the cost reimbursements are presented gross on the consolidated statement of operations instead of a reduction to the costs being reimbursed. We currently estimate the unsatisfied performance obligations within the contract to be completed by December 31, 2023.

(5)	Regarding the accounting treatment for the collaborative agreement, the license, technology transfer and related clinical deliverables were determined to be highly interdependent and interrelated and have been combined as one performance obligation. Delivery is determined to be over time and revenue will be recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation. A material customer option for additional goods and services was included in the transaction price, and $12.0 million of the transaction price was allocated to the second performance obligation. The option will be recognized when the customer exercises the option or when this option expires. Regulatory and development milestones are variable considerations that are fully constrained until the uncertainty of each milestone has been resolved. Sales-based milestones and royalties are variable considerations that will not be included in the transaction price until the related commercialization milestones and sales targets have occurred. We currently estimate the unsatisfied performance obligations within the contract to be completed by December 31, 2026.

108 | P a g e

4. Marketable Debt Securities

The following table is a summary of available-for-sale debt securities in cash and cash equivalents or marketable securities in the Company’s consolidated balance sheet as of December 31, 2022 (in thousands):

	December 31, 2022
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$46,247	$2	$(152)	$46,097
Total	46,247	2	(152)	46,097

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2022. We believe that the individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable securities to their maturity.

As of December 31, 2022, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale debt securities maturing:
In one year or less	$46,247	$46,097
Total available-for-sale debt securities	46,247	46,097

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

As of December 31, 2022 we did not have any marketable debt securities which were classified as cash equivalents on the consolidated balance sheet. As of December 31, 2021 the Company did not have any marketable debt securities.

5. Marketable Equity Securities

As of December 31, 2022, Lineage owned approximately 1.1 million shares of OncoCyte common stock. These shares had a fair value of approximately $0.4 million, based on the closing price of OncoCyte of $0.32 per share on December 31, 2022. As of December 31, 2021, Lineage owned approximately 1.1 million shares of OncoCyte common stock. These shares had a fair value of approximately $2.4 million, based on the closing price of OncoCyte of $2.17 per share on December 31, 2021.

For the year ended December 31, 2022, Lineage recorded a net unrealized loss on marketable equity securities of $2.1 million related to changes in fair market value of OncoCyte’s common stock price during the period. For the year ended December 31, 2021, Lineage recorded a realized gain of $6.0 million due to sales of OncoCyte shares in the period. Lineage also recorded a net unrealized loss for 2021 on marketable equity securities of $2.2 million related to changes in fair market value of OncoCyte’s common stock price during 2021.

109 | P a g e

All share prices are determined based on the closing price of OncoCyte common stock under the trading symbol (“OCX”) on the NYSE American on the applicable dates, for the last day of trading of the applicable quarter, if the last day of a quarter fell on a weekend.

We account for the shares we hold in HBL as marketable equity securities as of December 31, 2022. These securities were carried at fair market value on our consolidated balance sheets, and the accounting transactions for the years ended December 31, 2022 and 2021 were not material.

6. Property and Equipment, Net

At December 31, 2022 and 2021, property and equipment, net were comprised of the following (in thousands):

	December 31,
	2022	2021
Equipment, furniture and fixtures	$3,264	$3,472
Leasehold improvements	2,150	2,539
Right-of-use assets	6,109	4,163
Accumulated depreciation and amortization	(5,850)	(5,302)
Property and equipment, net	$5,673	$4,872

Property and equipment for financing leases was $121,000, and $118,000 on December 31, 2022 and 2021, respectively.

Depreciation and amortization expense amounted to $582,000 and $663,000 for the years ended December 31, 2022 and 2021, respectively.

110 | P a g e

7. Goodwill and Intangible Assets, Net

At December 31, 2022 and 2021, goodwill and intangible assets, net consisted of the following (in thousands):

	December 31,
	2022	2021
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC2 (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,451)	(19,321)
Intangible assets, net	$46,692	$46,822

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger.

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

(4)	As of December 31, 2022 the acquired patents were fully amortized and the acquired royalty contracts had a remaining unamortized balance of $152,000.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized approximately $0.1 million and $0.2 million in amortization expense of intangible assets during the years ended December 31, 2022 and 2021, respectively.

Amortization of intangible assets for periods subsequent to December 31, 2022 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2023	$130
2024	22
Total	$152

111 | P a g e

8. Accounts Payable and Accrued Liabilities

At December 31, 2022 and 2021, accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$2,393	$3,543
Accrued compensation	2,382	2,162
Accrued liabilities (1)	3,833	22,086
Other current liabilities	-	178
Total	$8,608	$27,969

(1)	The decrease in accrued liabilities was primarily due to a $21.0 million payment by Lineage to Hadasit and IIA in accordance with its obligations to such parties related to the Roche Agreement (see Note 14 (Commitments and Contingencies)), offset with accrual of litigation settlement amount of $3.5 million (see Note 14 (Commitments and Contingencies) and Note 19 (Subsequent Events)).

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

We measure cash, cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets were as follows for December 31, 2022 and 2021 (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$4,102	$4,102	$-	$-
Marketable debt securities	46,097	46,097	-	-
Marketable equity securities	423	423	-	-
Liabilities:
Warrants to purchase Cell Cure ordinary shares	2	-	-	2

112 | P a g e

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$52,324	$52,324	$-	$-
Marketable equity securities	2,616	2,616	-	-
Liabilities:
Warrants to purchase Cell Cure ordinary shares	227	-	-	227

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheet.

In determining fair value of liability classified warrants, Lineage utilizes a Black-Scholes pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 Cell Cure warrant liabilities are volatility and share value. A significant increase or decrease in these Level 3 inputs could result in a significantly higher or lower fair value measurements.

The following table sets forth the establishment of the fair value of the Cell Cure warrants, as well as a summary of the changes in the fair value and other adjustments (in thousands):

Cell Cure Warrants
Balance as of December 31, 2021	$227
Change in fair value and other adjustments	(225)
Balance as of December 31, 2022	$2

Lineage’s marketable equity securities includes the shares of stock of OncoCyte and HBL. Both securities have readily determinable fair values quoted on the NYSE American or TASE. These securities are measured at fair value and reported as current assets on the accompanying consolidated balance sheets based on the closing trading price of the security as of the date being presented.

The fair value of Lineage’s assets and liabilities, which qualify as financial instruments under FASB guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

10. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14 (Commitments and Contingencies)), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of which were named defendants in the lawsuits, prior to being dismissed. As of December 31, 2022, and 2021, Lineage had incurred a cumulative total of approximately $620,000 and $594,000, respectively, in legal expenses on behalf of the foregoing parties.

113 | P a g e

11. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Common Shares

Lineage is authorized to issue 250,000,000 common shares, no par value. As of December 31, 2022 and December 31, 2021, there were 170,093,114 and 169,477,347 common shares issued and outstanding, respectively.

At The Market Offering Program

In May 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which Lineage may sell its common shares from time to time through an “at the market offering” program under the Sales Agreement.

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

As of December 31, 2022, Lineage had sold 108,200 common shares under the December 2021 Prospectus Supplement at a weighted average price per share of $2.55 for gross proceeds of $0.3 million. As of December 31, 2022, $63.8 million remained available for sale under the December 2021 Prospectus Supplement. During the year ended December 31, 2022, no shares were sold through the ATM program.

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

114 | P a g e

Warrants

Cell Cure Warrants – Liability Classified

In July 2017, Cell Cure issued to HBL a warrant to purchase 24,566 ordinary shares of Cell Cure at an exercise price of $40.54 per share with an expiration date in July 2022. In March 2022, HBL was issued 50 shares following its cash exercise of a portion of that warrant, and an additional 50 shares were transacted as a net exercise. In April 2022, HBL was issued 2,467 shares following its cash exercise of a portion of that warrant, which resulted in net proceeds to Cell Cure of $0.1 million. In July 2022, HBL was issued 21,999 shares following its cash exercise of the remaining portion of that warrant, which resulted in net proceeds to Cell Cure of $0.9 million.

A warrant to purchase 2,000 ordinary shares issued to Cell Cure consultants with an exercise price of $40.00 per share and which expires in January 2024 is outstanding as of December 31, 2022.

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

For each of the years ended December 31, 2022 and 2021, Lineage recorded a noncash gain of $0.2 million for the decrease in the fair value of the Cell Cure Warrants included in other income and expenses, net for each period. The decrease in the fair value of the Cell Cure Warrants was mainly attributable to the time premium amortization, due to the shorter duration of the warrants. As of December 31, 2022 and 2021, the Cell Cure Warrants, were included in current and/or long-term liabilities on the consolidated balance sheets.

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 15,000,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As of December 31, 2022, there were 10,847,914 shares available for grant under the 2021 Plan.

As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan or the Asterias 2013 Equity Incentive Award (the “Asterias Equity Plan”).

115 | P a g e

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	-	-	$-
Options granted	7,298	-	1.39
Options expired/forfeited/cancelled	(1,297)	-	1.38
RSUs granted (1)	-	994	-
RSUs forfeited	-	(55)	-
December 31, 2022	6,001	939	$1.40
Options exercisable at December 31, 2022	-		$-

(1)

On February 11, 2022, Lineage granted 694,424 RSUs to certain employees, including the Company’s executive officers, to further align management with the achievement of certain development milestones under the Roche Agreement. For each RSU, half of the common shares subject to the RSU will vest in four equal annual installments beginning on the first anniversary of the grant date. The other half of the common shares will vest in connection with the achievement of certain development milestones set forth in the Roche Agreement. Additionally, on March 10, 2022, Lineage granted 300,000 RSUs to Brian Culley, its Chief Executive Officer. 100,000 of these RSUs will vest on or prior to March 9, 2023, and 100,000 will vest on or prior to each of the second and third anniversaries of such date, in each case upon the achievement of certain per share performance targets, calculated based on the trailing 20-day volume weighted average price of the Company’s common shares as of the date of determination. If such per share performance targets are not achieved by the applicale vesting date, then such RSUs will be forfeited.

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2021	14,643	31	$1.84
RSUs vested	-	(31)	-
Options exercised	(596)	-	0.82
Options expired/forfeited/cancelled	(1,875)	-	2.25
December 31, 2022	12,172	-	$1.83
Options exercisable at December 31, 2022	8,861		$1.80

A summary of activity under the Asterias Equity Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2021	241	$1.57
Options forfeited	(241)	1.57
December 31, 2022	-	$-
Options exercisable at December 31, 2022	-	$-

116 | P a g e

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Year Ended December 31,
	2022	2021
Expected life (in years)	6.21	6.20
Risk-free interest rates	2.4%	1.0%
Volatility	73.7%	73.2%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$747	$833
General and administrative	3,540	2,686
Total stock-based compensation expense	$4,287	$3,519

As of December 31, 2022, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans (including the 2018 inducement option), were $8.7 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

13. Income Taxes

For the year ended December 31, 2022, Lineage recorded a withholding tax for the amount of $0.5 million on interest expense deemed paid to Lineage from Cell Cure on the purchase of intellectual property pursuant to the U.S. Israeli tax treaty. For the years ended December 31, 2022 and 2021, respectively, Lineage did not record a tax provision or deferred tax benefit.

The domestic and foreign breakout of loss before net income tax benefit was as follows:

	December 31,
	2022	2021
Domestic	$(22,961)	$(16,998)
Foreign	(2,851)	(26,272)
Loss before net income tax benefit	$(25,812)	$(43,270)

Income taxes differed from the amounts computed by applying the indicated current U.S. federal income tax rate to pretax losses from operations as a result of the following:

	Year Ended December 31,
	2022	2021
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	3%	1%
Withholding tax	(2)%	-%
Permanent differences	(2)%	(1)%
Change in valuation allowance	(28)%	(16)%
State tax benefit	7%	8%
GILTI inclusion	(1)%	(12)%
Foreign rate differential and other	-%	(1)%
Income tax benefit	(2)%	-%

117 | P a g e

The primary components of the deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
Deferred tax assets/(liabilities):	2022	2021
Net operating loss carryforwards	$58,816	$68,766
Research and development and other credits	10,463	9,466
Patents and licenses	1,500	1,403
Stock options	2,308	1,717
Operating lease liability	-	134
Capitalized research expense	3,066	-
Other	2,555	1,608
Total deferred tax assets	78,708	83,094
Valuation allowance	(78,209)	(70,967)
Deferred assets, net of valuation allowance	499	12,127

Operating lease ROU assets	(4)	(115)
Intangibles	(2,464)	(13,299)
Equity method investments and marketable securities at fair value	(107)	(789)
Total deferred tax liabilities	(2,575)	(14,203)
Net deferred tax liabilities	$(2,076)	$(2,076)

Under ASC 740, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Lineage established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries.

As of December 31, 2022, Lineage has gross net operating loss carryforwards, of approximately $150.6 million for federal purposes. As of December 31, 2022, Lineage’s foreign subsidiaries have net operating loss carryforwards of approximately $66.6 million which carryforward indefinitely.

As of December 31, 2022, Lineage has net operating losses of $160.2 million for state tax purposes.

As of December 31, 2022, Lineage has research tax credit carryforwards for federal and state tax purposes of $4.5 million and $6.0 million, respectively. These tax credits reflect the amounts for Lineage and its’ subsidiaries as of December 31, 2022. For federal purposes, the credits generated each year have a carryforward period of 20 years. The federal tax credits expire in varying amounts between 2022 and 2042, while the state tax credits have no expiration period.

On December 17, 2021, Lineage and its subsidiary, Cell Cure, entered into a Collaboration and License Agreement with Roche, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies. Under the agreement Roche paid Lineage a $50.0 million upfront payment, which was received in January of 2022. See Note 14 (Commitments and Contingencies) for additional information.

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will decrease our tax deduction for research and development expense in future years.

During December 2021, in an intercompany transaction, Lineage acquired the economic rights to Cell Cure’s interest in certain intellectual property. This transaction generated a gain to Cell Cure of $31.7 million which was fully offset by net operating loss carryforwards in Israel. For book and California income tax purposes, this transaction eliminates in consolidation. For federal income tax purposes, the activities of our foreign subsidiaries are not included in the consolidated tax return. However, under the regulations related to global intangible low-taxed income (“GILTI”), the profits of our foreign subsidiaries may be included, see further discussion below.

118 | P a g e

The 2017 Tax Act subjects a U.S. stockholder to GILTI earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the years ended December 31, 2022 and 2021, Lineage’s combined foreign entities generated a profit arising from intercompany transactions. As a result, there was an inclusion of $1.7 million and $24.8 million for GILTI purposes for 2022 and 2021, respectively. The resulting net income for federal income tax purposes was fully offset by their federal net operating loss carryforwards.

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

Lineage files a U.S. federal income tax return as well as a California combined and foreign income tax returns. In general, Lineage is no longer subject to tax examination by major taxing authorities for years before 2018. Although the statute is closed for purposes of assessing additional income and tax in these years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the statute should be considered open as it relates to the NOL and credit carryforwards used in open years.

Lineage may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. Based on Lineage’s assessment, no liabilities for uncertain tax positions should be recorded as of December 31, 2022 and 2021. Lineage’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Lineage’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2022 and 2021, Lineage has no accrued interest and penalties.

14. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on the later of (i) the date of substantial completion of the landlord’s work or (ii) March 1, 2023 (the “Extended Term Commencement Date”). The lease expires on March 31, 2026, and rent was abated for months two through four of the Extended Term. The monthly base rent will be $24,666 through the Extended Term Commencement Date, at which time it will increase to $25,197. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, this amount is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2022.

In addition to base rent, Lineage pays a pro-rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

119 | P a g e

Carlsbad Sublease

In September 2022, Lineage, as sublessee, entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and expires on March 31, 2024. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, this amount is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2022. Base rent is $22,500 per month until the lease expires.

Alameda Leases and Alameda Sublease

In December 2015, Lineage entered into leases of office and laboratory space located in two buildings in Alameda, California (the “Alameda Leases”) comprised of 22,303 square feet (the “1010 Atlantic Premises”) and 8,492 square feet (the “1020 Atlantic Premises”). In April 2020, Lineage, as sublessor, subleased 10,000 square feet in the 1010 Atlantic Premises. On September 11, 2020, the lease for the 1020 Atlantic Premises was terminated effective as of August 31, 2020, and the lease for the 1010 Atlantic Premises was terminated effective as of September 30, 2020. In connection with the termination of the Alameda Leases, Lineage, as sublessee, entered into a sublease for approximately 2,432 square feet of the 1010 Atlantic Premises for a term that commenced on October 1, 2020. Base rent was initially $14,592 per month with annual increases of 3% each October 1 during the term. Base rent for the first month was abated. Lineage paid a security deposit of $16,000, this amount is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2022. On January 31, 2023, the sublease expired.

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel under a lease that expires December 31, 2027, with an option to extend the lease for five years (the “Original Cell Cure Lease”). Base monthly rent is NIS 39,776 (approximately $12,200 per month). In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

In January 2018, Cell Cure entered into a lease for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility that expires on December 31, 2027, with an option to extend the lease for five years (the “January 2018 Lease”). Base rent and construction allowance payments are NIS 93,827 per month (approximately $26,000 per month). Cell Cure has provided a $458,000 security deposit to the landlord to be held as restricted cash during the term of its facility lease, which is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2022.

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

120 | P a g e

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,047	$935
Operating cash flows from financing leases	3	13
Financing cash flows from financing leases	32	20

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,286	213
Financing leases	90	39

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2022	December 31, 2021
Operating leases
Right-of-use assets, net	$3,517	$2,372

Right-of-use lease liabilities, current	$916	$801
Right-of-use lease liabilities, noncurrent	2,860	1,941
Total operating lease liabilities	$3,776	$2,742

Financing leases
Right-of-use assets, net	$105	$36

Lease liabilities, current	$29	$13
Lease liabilities, noncurrent	84	23
Total lease liabilities	$113	$36

Other current liabilities	7	17
Long-term liabilities	-	7
Total finance lease liabilities	$120	$60

Weighted average remaining lease term
Operating leases	4.3 years	3.5 years
Finance leases	4.1 years	2.2 years
Weighted average discount rate
Operating leases	6.3%	7.7%
Finance leases	6.9%	5.7%

Future minimum lease commitments are as follows as of December 31, 2022 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2023	$1,113	$42
2024	974	32
2025	901	22
2026	657	22
2027	697	20
Total lease payments	4,342	138
Less imputed interest	(566)	(18)
Total	$3,776	$120

121 | P a g e

Collaborations

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

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Subsequently, Lineage, via Cell Cure, paid $12.1 million to the IIA, and $8.9 million to Hadasit. Such payments were made in accordance with obligations under the Innovation Law (as discussed below) and under the terms of Cell Cure’s agreements with Hadasit (as discussed below). The payment to Hadasit was reduced by $1.9 million in accordance with the provisions of such agreements discussed below that reduce the sublicensing fee payable to Hadasit for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs are not incurred within five years after the execution of the Roche Agreement, Cell Cure will be required to pay Hadasit 21.5% of the amount of costs not incurred.

ITI Collaboration Agreement

Under Lineage’s collaborative agreement with Immunomic Therapeutics, Inc., Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to an allogeneic VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate. ITI has received a research and development grade of the VAC-CMV product and is evaluating its next steps.

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

Under the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744, and the regulations, guidelines, rules, procedures and benefit tracks thereunder, annual research and development programs that meet specified criteria and were approved by a committee of the IIA were eligible for grants. The grants awarded were typically up to 50% of the project’s expenditures, as determined by the IIA committee and subject to the benefit track under which the grant was awarded.

122 | P a g e

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage is obligated to pay the IIA approximately 24.3% of the upfront, milestone, and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of December 31, 2022, the aggregate cap amount was approximately $91.2 million.

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

Other Contingent Obligations

Other than disclosed above, we have obligations under various license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of December 31, 2022, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

123 | P a g e

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

Asterias Merger

In November 2018, Lineage, Asterias Biotherapeutics, Inc. (“Asterias”), and Patrick Merger Sub, Inc., a wholly owned subsidiary of Lineage, entered into an Agreement and Plan of Merger pursuant to which Lineage agreed to acquire all of the outstanding common stock of Asterias in a stock-for-stock transaction (the “Asterias Merger”). The Asterias Merger closed in March 2019.

In October 2019, a putative class action lawsuit was filed challenging the Asterias Merger. The lawsuit (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and named, among other defendants, Lineage, Michael H. Mulroy, Alfred D. Kingsley, Richard T. LeBuhn and Aditya Mohanty. Messrs. Mulroy and Kingsley are members of the Lineage board of directors and were former members of the Asterias board of directors. Messrs. LeBuhn and Mohanty were also former members of the Asterias board of directors, and Mr. Mohanty was a former member of the Lineage board of directors and a former chief executive officer of Lineage. The lawsuit was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserts breach of fiduciary duty and aiding and abetting claims under Delaware law.

In April 2022, the parties reached an agreement in principle to settle the lawsuit and, in October 2022, the plaintiff, on behalf of himself and all others similarly situated, Lineage and Messrs. Mulroy, Kingsley, LeBuhn and Mohanty entered into a Stipulation and Agreement of Compromise and Settlement (the “Settlement Agreement”). The effectiveness of the Settlement Agreement was subject to court approval, which, as discussed in Note 19 (Subsequent Events), was obtained in February 2023.

In accordance with ASC 450, Contingencies, Lineage has recorded an accrual for a liability associated with the proposed settlement, acknowledging that a liability is probable, and the amount of the loss is estimable.

See Note 19 (Subsequent Events) for an update on Asterias Merger Litigation.

Employment Contracts

Lineage has entered into employment agreements with certain executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

124 | P a g e

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements. Accordingly, Lineage has not recorded any liabilities for these agreements as of December 31, 2022 or December 31, 2021.

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

15. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provide a safe harbor contribution of up to 5.0% of the employee’s compensation, not to exceed eligible limits, and subject to employee participation. For each of the years ended December 31, 2022 and 2021, we incurred approximately $0.2 million in expenses related to the safe harbor contribution.

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

	Year Ended December 31,
Geographic Area	2022	2021
United States	$14,703	$3,895
Foreign (1)	-	446
Total revenues	$14,703	$4,341

(1)	Foreign revenues are primarily generated from grants in Israel.

125 | P a g e

The composition of Lineage’s long-lived assets, consisting of plant and equipment, net, between those in the United States and in foreign countries, as of December 31, 2022 and 2021, is set forth below (in thousands):

	December 31,
	2022	2021
Domestic	$1,384	$548
Foreign (1)	4,289	4,324
Total	$5,673	$4,872

(1)	Assets in foreign countries principally include laboratory equipment and leasehold improvements in Israel.

Major Sources of Revenues

The following table presents Lineage’s consolidated revenues disaggregated by source (in thousands).

	Year Ended December 31,
	2022	2021
REVENUES:
Collaboration revenues	$13,367	$1,120
Royalties	1,336	2,776
Grant revenues	-	445
Total revenues	$14,703	$4,341

The following table shows Lineage’s major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Sources of Revenues	2022	2021
Collaboration revenues	90.9%	25.8%
Royalties	9.1%	63.9%
Grant revenues	-	10.3%

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

Year Ended December 31, 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$5,237	$4,553	$2,998	$1,915
Operating expenses	11,457	8,572	8,014	8,452
Loss from operations	(6,396)	(4,234)	(5,251)	(6,639)
Net loss attributable to Lineage	(7,087)	(6,763)	(6,069)	(6,354)

Basic net income (loss) per share	$(0.04)	$(0.04)	$(0.04)	$(0.03)

Year Ended December 31, 2021
Revenues, net	$391	$512	$2,270	$1,168
Operating expenses	7,329	7,467	8,128	29,202
Loss from operations	(7,050)	(7,080)	(6,843)	(28,238)
Net income (loss) attributable to Lineage	(1,416)	(4,788)	(7,823)	(28,992)

Basic net income (loss) per share	$(0.01)	$(0.03)	$(0.05)	$(0.17)

Quarterly and year-to-date computations of net income (loss) per share amounts are calculated using the respective period weighted average shares outstanding. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

126 | P a g e

19. Subsequent Events

Asterias Merger Litigation Settlement

In February 2023, the court approved the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, Lineage and certain insurers of the defendants paid $10.65 million (the “Settlement Amount”) into a fund created for the benefit of the purported class and in consideration for the full and final release, settlement and discharge of all claims. Approximately $7.12 million of the Settlement Amount was funded by certain insurers and approximately $3.53 million was paid by Lineage in cash.

Lineage and all defendants have denied, and continue to deny, the claims alleged in the lawsuit and the settlement does not reflect or constitute any admission, concession, presumption, proof, evidence or finding of any liability, fault, wrongdoing or injury or damages, or of any wrongful conduct, acts or omissions on the part any defendant.

Premvia Litigation Settlement

In July 2019, the Company, along with other named defendants, was sued in the Superior Court of the State of California in a matter captioned Gonzalez v. Aronowitz, M.D., et al. The plaintiff asserted medical negligence and product liability causes of action relating to the use in a clinical trial of a product candidate Premvia, that the Company is no longer developing and has no plans to pursue, and that is not related to the cell therapy candidates the Company currently is developing. In February 2023, the Company and the other defendants each entered into settlement agreements with the plaintiff pursuant to which the defendants without admitting any liability, which the defendants expressly denied, each agreed to pay specified amounts to the plaintiff in exchange for a full settlement and release and discharge of claims. The Company’s insurance covered the full amount paid by the Company excluding the $25,000 insurance deductible.

127 | P a g e

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

128 | P a g e

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after the December 31, 2022, in connection with the solicitation of proxies for our 2023 annual meeting of shareholders (the “2023 Proxy Statement”), and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

129 | P a g e

PART IV

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Lineage are filed in this report:

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this report.

(a)(3) Exhibits.

Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below. We will furnish a copy of any exhibit to stockholders, without charge upon written request to Lineage Cell Therapeutics, Inc., 2173 Salk Avenue, Suite 200 Carlsbad, CA 92008, or by calling (442) 287-8990.

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
PLANS OF ACQUISITION
2.01^	Agreement and Plan of Merger dated November 7, 2018, among Registrant, Patrick Merger Sub, Inc. and Asterias Biotherapeutics, Inc. (“Asterias”)	2.1	8-K	November 8, 2018	001-12830
ARTICLES OF INCORPORATION AND BYLAWS
3.01	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.02	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.03	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
4.01	Specimen of Common Share Certificate		S-1	December 18, 1991	033-44549
4.02	Description of Capital Stock of the Registrant	4.2	10-K	March 11, 2021	001-12830
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.01+	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	10.1	10-Q	August 11, 2022	001-12830

130 | P a g e

10.02+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and Brian Michael Culley	10.2	10-Q	November 10, 2022	001-12830
10.03+	Employment Agreement dated June 8, 2021 between Registrant and Kevin Leon Cook	10.3	10-Q	August 12, 2021	001-12830
10.04+	Separation Agreement dated July 5, 2022 between Registrant and Kevin Leon Cook	10.1	8-K	July 7, 2022	001-12830
10.05+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and George A. Samuel III	10.3	10-Q	November 10, 2022	001-12830
10.06+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and Gary S. Hogge	10.4	10-Q	November 10, 2022	001-12830
10.07*+	Employment Agreement dated November 14, 2022 between Registrant and Jill A. Howe
10.08+	Inducement Stock Option Agreement between Registrant and Brian Culley	10.18	10-K	March 14, 2019	001-12830
10.09+	Lineage Cell Therapeutics 2012 Equity Incentive Plan, as amended July 2015 (“2012 Plan”)	4.1	S-8	July 15, 2015	333-205661
10.09(a)+	Amendment to 2012 Plan effective June 2017	4.2	S-8	July 7, 2017	333-219204
10.09(b)+	Amendment to 2012 Plan effective July 2019	99.3	S-8	August 8, 2019	333-233132
10.09(c)+	Amendment to 2012 Plan effective August 2019	10.1	10-Q	November 12, 2019	001-12830
10.09(d)+	2012 Plan Form of Employee Incentive Stock Option Agreement	10.7	10-Q	November 12, 2013	001-12830
10.09(e)+	2012 Plan Form of Non-employee Director Stock Option Agreement	10.8	10-Q	November 12, 2013	001-12830
10.09(f)+	2012 Plan Stock Option Grant Agreement	10.2	10-Q	November 12, 2019	000-12830
10.09(g)+	2012 Plan Form of Restricted Stock Unit	10.6	10-K	March 12, 2020	001-12830
10.10+	Lineage Cell Therapeutics 2021 Equity Incentive Plan, effective as of September 2021 (“2021 Plan”)	10.1	8-K	September 15, 2021	001-12830
10.10(a)+	2021 Plan Form of Stock Option Grant Notice and Agreement for Employees and Consultants	99.2	S-8	September 28, 2021	333-259853
10.10(b)+	2021 Plan Form of Stock Option Grant Notice and Agreement for Non-Employee Directors	99.3	S-8	September 28, 2021	333-259853
10.10(c)+	2021 Plan Form of Restricted Stock Unit Award Grant Notice and Agreement	99.4	S-8	September 28, 2021	333-259853
10.11+	Executive Performance Incentive Bonus Plan, adopted September 2022	10.5	10-Q	November 10, 2022	001-12830
COMMERCIAL AGREEMENTS
10.12	Commercial License and Option Agreement between Registrant and Wisconsin Alumni Research Foundation (“WARF Agreement”)	10.1	8-K	January 9, 2008	001-12830
10.12(a)	First Amendment to WARF Agreement dated March 11, 2009	10.38	10-K	March 23, 2009	001-12830

131 | P a g e

10.13†	Second Amended and Restated License Agreement dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (“Hadasit License”)	10.2	10-Q	August 9, 2017	001-12830
10.13(a)	Amendment to Hadasit License dated January 8, 2018	10.38	10-K	March 15, 2018	001-12830
10.13(b)††	Second Amendment to Hadasit License dated December 1, 2019	10.4(b)	10-K	March 10, 2022	001-12830
10.13(c)††	Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd., Cell Cure Neurosciences Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd	10.4(c)	10-K	March 10, 2022	001-12830
10.13(d)††	Second Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd.	10.4(d)	10-K	March 10, 2022	001-12830
10.14†	Debt and Note Purchase Agreement dated June 16, 2017, as amended June 29, 2017, between Registrant and HBL-Hadasit Bio-Holdings Ltd.	10.3	10-Q	August 9, 2017	001-12830
10.15†	Share Purchase and Transfer Agreement dated June 16, 2017, by and among Registrant and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd.	10.4	10-Q	August 9, 2017	001-12830
10.16	Royalty Agreement dated October 1, 2013 between Asterias and Geron Corporation	10.6	Asterias S-1/A	August 13, 2013	333-187706
10.17	Exclusive Sublicense Agreement between Geron Corporation and Asterias	10.7	Asterias S-1/A	August 13, 2013	333-187706
10.18†	Non-exclusive License Agreement dated October 7, 2013 between WARF and Asterias	10.5	Asterias 10-Q	November 12, 2013	000-55046
10.19†	Clinical Trial and Option Agreement dated September 8, 2014 between Asterias and Cancer Research UK and Cancer Research Technology Limited (“CRT”)	10.1	Asterias 10-Q/A	January 13, 2015	001-36646
10.19(a)††	Second Amendment to Clinical Trial and Option Agreement dated May 6, 2020 between Cancer Research UK, CRT, Asterias Biotherapeutics, Inc. and Registrant	10.1	10-Q	August 6, 2020	001-12830
10.19(b)††	License Agreement dated May 6, 2020 between CRT and Registrant	10.2	10-Q	August 6, 2020	001-12830
10.19(c)	First Amendment to License Agreement dated April 16, 2021, between CRT and Registrant	10.1	10-Q	August 12, 2021	001-12830
10.20††	Collaboration and License Agreement dated December 17, 2021, between F. Hoffmann-La Roche Ltd, Genentech, Inc., Cell Cure Neurosciences Ltd., and Registrant	10.13	10-K	March 10, 2022	001-12830
10.21*	Stipulation and Agreement of Compromise and Settlement dated October 26, 2022

132 | P a g e

OTHER EXHIBITS
21.01*	List of Subsidiaries of the Registrant
23.01*	Consent of WithumSmith+Brown, PC
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.01#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^ The schedules and exhibits to the merger agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

* Filed herewith.

# Furnished herewith.

+ Indicates management contract or compensatory plan or arrangement.

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†† Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None

133 | P a g e

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2023	LINEAGE CELL THERAPEUTICS, INC.

	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian M. Culley	Chief Executive Officer and Director	March 9, 2023
BRIAN M. CULLEY	(Principal Executive Officer)

/s/ Jill Ann Howe	Chief Financial Officer	March 9, 2023
JILL ANN HOWE	(Principal Financial and Accounting Officer)

/s/ Deborah Andrews	Director	March 9, 2023
DEBORAH ANDREWS

/s/ Dipti Amin	Director	March 9, 2023
DIPTI AMIN

/s/ Don M. Bailey	Director	March 9, 2023
DON M. BAILEY

/s/ Neal C. Bradsher	Director	March 9, 2023
NEAL C. BRADSHER

/s/ Alfred D. Kingsley	Director	March 9, 2023
ALFRED D. KINGSLEY

/s/ Anula Jayasuriya	Director	March 9, 2023
ANULA JAYASURIYA

/s/ Michael H. Mulroy	Director	March 9, 2023
MICHAEL H. MULROY

/s/ Angus C. Russell	Director	March 9, 2023
ANGUS C. RUSSELL

134 | P a g e