Form 10-K/A
period 2022-12-31
Lineage Cell Therapeutics, Inc.
filed 2023-04-27
CIK 876343

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

The number of common shares outstanding as of April 26, 2023 was 170,173,789.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
100	WithumSmith+Brown, PC	San Francisco, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of Lineage Cell Therapeutics, Inc. (the “Company”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 (the “Original Form 10-K”). This Amendment is being filed to amend: (i) Part III of the Original Form 10-K to include the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2022; and (ii) Part IV of the Original Form 10-K to add new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act.

Because no financial statements of the Company have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted. In addition, the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Except as otherwise expressly noted herein, this Amendment does not amend, modify, or otherwise update any other information in the Original Form 10-K, nor does it reflect events that may have occurred after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Unless the context requires otherwise, the use herein of “Lineage,” “we,” “us,” and “our” refers to the Company and its consolidated subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names, ages, tenure, and certain biographical information of each of the members of our Board of Directors (our “Board”) as of April 17, 2023.

Name	Age	Director Since
Alfred D. Kingsley	80	July 2009
Dipti Amin	59	April 2021
Deborah Andrews	65	April 2014
Don M. Bailey	77	March 2020
Neal C. Bradsher, CFA	57	July 2009
Brian M. Culley	51	September 2018
Anula Jayasuriya	66	May 2021
Michael H. Mulroy	57	October 2014
Angus C. Russell	67	December 2014

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

Dipti Amin, MBBS, FFPM, MRCGP, DCPSA, DCH, DRCOG, DGM. Dr. Amin currently serves as a non-executive director of the University of Hertfordshire, a position she has held since September 2018, and as a non-executive director of Buckinghamshire NHS Trust, a position she has held since June 2015. Dr. Amin previously served as a non-executive director of Cambridge Innovation Capital from November 2017 to March 2020, and as a director of Maaya Associates Ltd. from August 2017 through the end of 2021. From June 1995 to December 2016, Dr. Amin served at Quintiles Transnational Corporation, a provider of biopharmaceutical development and commercial outsourcing services, in various senior roles within all phases of drug development and most recently as Senior Vice President and Chief Compliance Officer from April 2010 to December 2016. Dr. Amin received her medical degree from Guys and St. Thomas’s Hospitals Medical School of the University of London, her MRCGP from the Royal College of General Practitioners, her FFPM from the Faculty of Pharmaceutical Medicine of the Royal College of Physicians London, her DRCOG form the Royal College of Obstetricians and Gynecologists, her DGM and DCH from the Royal College of Physicians, London and her DCPSA from the Society of Apothecaries of London. Dr. Amin brings to our Board broad experience in clinical pharmacology, ethical issues in clinical research, drug development, ethics and compliance programs as well as leadership and management experience of large, multi-functional, multi-geography, global groups.

Deborah Andrews. Ms. Andrews served as Chief Financial Officer of STAAR Surgical Company (STAA), a leader in the development, manufacture, and marketing of minimally invasive ophthalmic products employing proprietary technologies, from September 2017 until June 2020, after serving as Vice President, Chief Accounting Officer since 2013. Ms. Andrews also served as STAAR Surgical’s Vice President, Chief Financial Officer from 2005 to 2013, as its Global Controller from 2001 to 2005, and as its Vice President, International Finance from 1999 to 2001. Ms. Andrews previously worked as a senior accountant for a major public accounting firm. Ms. Andrews holds a B.S. degree in accounting from California State University at San Bernardino. Ms. Andrews brings to our Board significant experience in finance, financial reporting, accounting, information systems and security, and auditing, and in management as a senior financial and accounting executive of a public medical device company during a period of significant growth.

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

Neal C. Bradsher, CFA. Mr. Bradsher has been President of Broadwood Capital, Inc., a private investment firm, since 2002. Mr. Bradsher holds a B.A. degree in economics from Yale College and is a Chartered Financial Analyst. Mr. Bradsher was a director of Questcor Pharmaceuticals, Inc. (QCOR), from 2004 until Questcor was acquired by Mallinckrodt plc (MNK) in 2014. Mr. Bradsher brings to our Board a wealth of experience in finance, management and corporate governance attained through his investments in other companies, including companies in the pharmaceutical, biotechnology, medical device, medical diagnostics, health care services and health care information systems sectors. He has worked with several health care companies to improve their management and governance. Entities that Mr. Bradsher controls have invested in most of Lineage’s financing transactions over the last several years. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., currently our largest shareholder.

Brian M. Culley. Mr. Culley joined Lineage as Chief Executive Officer in September 2018 and served as Interim Chief Financial Officer from January 20, 2021 to June 21, 2021 and from July 8, 2022 to November 14, 2022. Prior to joining Lineage, Mr. Culley served from August 2017 to September 2018 as interim Chief Executive Officer at Artemis Therapeutics, Inc. (ATMS). Mr. Culley previously served as Chief Executive Officer of Mast Therapeutics, Inc. (MSTX), from 2010, and was also a member of its board of directors from 2011, until Mast’s merger with Savara, Inc. (SVRA) in April 2017. Mr. Culley served from 2007 to 2010 as Mast’s Chief Business Officer and Senior Vice President, from 2006 to 2007 as Mast’s Senior Vice President, Business Development, and from 2004 to 2006 as Mast’s Vice President, Business Development. From 2002 until 2004, Mr. Culley was Director of Business Development and Marketing for Immusol, Inc. From 1999 until 2000, he worked at the University of California, San Diego (UCSD) Department of Technology Transfer & Intellectual Property Services and from 1996 to 1999 he conducted drug development research for Neurocrine Biosciences, Inc. (NBIX). Mr. Culley served on the Board of Orphagen Pharmaceuticals, Inc. from May 2017 until December 2022. Mr. Culley has more than 30 years of business and scientific experience in the life sciences industry. He received a B.S. in biology from Boston College, a masters in biochemistry and molecular biology from the University of California, Santa Barbara, and an M.B.A. from The Johnson School of Business at Cornell University. Mr. Culley brings to our Board significant knowledge of the biotechnology industry and extensive experience as an executive and board member of publicly traded pharmaceutical companies.

Anula Jayasuriya, M.D., Ph.D., M.B.A. Dr. Jayasuriya is the Founder and Managing Director of EXXclaim Capital, an early-stage venture fund focused on catalyzing innovation, entrepreneurship and investment in Women’s Health she founded in 2013. In 2006, she co-founded the Evolvence India Life Science Fund, managing the fund until July of 2017. From 2001 to 2002, Dr. Jayasuriya was a partner with Skyline Ventures in Palo Alto, and prior to that with the German/US venture capital firm TVM, in San Francisco. Her prior positions include VP, Business Development at Genomics Collaborative, Inc., from 1999 to 2000, and VP, Global Drug Development at Hoffman-La Roche from 1994 to 1998. Dr. Jayasuriya serves as a director of Jaguar Health, Inc. Dr. Jayasuriya received a B.A. from Harvard University summa cum laude, a M. Phil. in pharmacology from the University of Cambridge, an M.D. and Ph.D. (in Microbiology and Molecular Genetics) from Harvard Medical School and an M.B.A. with distinction from Harvard Business School. Dr. Jayasuriya brings to our Board business, scientific, and medical experience earned throughout her career as a pharmaceutical company executive, private equity executive, and venture capitalist, providing her with a broad experience base spanning clinical, executive, entrepreneurial, and financial roles.

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

Angus C. Russell. Mr. Russell served as the Chief Executive Officer of Shire plc (SHPG), a biopharmaceutical company, from June 2008 to April 2013. Mr. Russell served as the Chief Financial Officer of Shire from 1999 to 2008 and also served as its Principal Accounting Officer and Executive Vice President of Global Finance. Prior to joining Shire, Mr. Russell served at ICI, Zeneca, and AstraZeneca for 19 years, most recently as Vice President of Corporate Finance at AstraZeneca plc (AZN). Mr. Russell also serves as Chairman of the Board of Directors of Revance Therapeutics, Inc. (RVNC). Mr. Russell previously served as a director of Shire plc, Questcor Pharmaceuticals, Inc. (QCOR) until it was acquired by Mallinckrodt plc (MNK) in 2014, InterMune, Inc. (ITMN) prior to its acquisition by Roche Holdings, Inc. (RHHBY) in 2014, Mallinckrodt plc (MNK) until June of 2022 and Therapeutics MD, Inc. (TXMD) until December 2022. Mr. Russell holds an honorary Doctor of Business Administration from Coventry University, U.K. Mr. Russell brings to our Board numerous years of experience as a Chief Executive Officer of an international publicly traded specialty biopharmaceutical company and his substantial experience in information systems and security and as an officer and director in the specialty pharmaceutical industry.

Board Committees

The table below sets forth the composition of the committees of our Board as of April 17, 2023.

	Audit	Compensation	Nominating & Corporate Governance	Financial Strategy
Alfred D. Kingsley			Member	Chair
Dipti Amin		Member
Deborah Andrews	Chair	Member
Don M. Bailey			Member
Neal C. Bradsher, CFA			Chair	Member
Brian M. Culley				Member
Anula Jayasuriya			Member
Michael H. Mulroy	Member	Chair		Member
Angus C. Russell	Member	Member

Executive Officers

Set forth below are the names, ages, offices held, tenure and certain biographical information of each of our executive officers as of April 17, 2023.

Name	Age	Office(s)	Officer Since
Brian M. Culley	51	Chief Executive Officer and Director	September 2018
Jill A. Howe	47	Chief Financial Officer	November 2022
George A. Samuel III	42	General Counsel and Corporate Secretary	September 2021
Gary S. Hogge, D.V.M., Ph.D.	55	Senior Vice President of Clinical & Medical Affairs	March 2019

Mr. Culley’s biographical information is included above with those of the other members of our Board.

Jill A. Howe. Ms. Howe joined Lineage as Chief Financial Officer on November 14, 2022. Before joining Lineage, Ms. Howe most recently served as the Chief Financial Officer of DTx Pharma, Inc., a biotechnology company, a position she held from June 2021 through July 2022. Prior to joining DTx Pharma, from January 2018 to June 2021, Ms. Howe served as Vice President of Finance and Treasurer for Gossamer Bio, Inc. (Nasdaq: GOSS), a clinical-stage biopharmaceutical company. Prior to Gossamer Bio, she served as Controller & Director of Finance of Amplyx Pharmaceuticals, Inc., a biopharmaceutical company, from March 2016 to December 2017. She previously held positions, including as Controller and Director of Finance, at Receptos, Inc., a biotechnology company, and at Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company. Since November 2021, Ms. Howe has served on the board of directors of, and as the chair of the audit committee and as a member of the nominating committee of, Biora Therapeutics, Inc. (Nasdaq: BIOR), and since October 2021, has served on the board of directors of Codagenix Inc. Ms. Howe earned a B.S. in Accountancy from San Diego State University.

George A. Samuel III. Mr. Samuel joined Lineage as General Counsel and Corporate Secretary on September 1, 2021. Prior to joining Lineage, Mr. Samuel most recently served as Director, Senior Counsel for Lytx, Inc., where he managed the commercial legal operations for an international video telematics SaaS company, a position he held from January 2020 to August 2021. From February 2019 to December 2019, Mr. Samuel practiced corporate law at VLP Law Group LLC. From August 2016 to February 2019, Mr. Samuel served as VP, General Counsel and Corporate Secretary for Cardiff Oncology, Inc. (formerly known as Trovagene, Inc.), a clinical-stage biotechnology company focused on developing treatments in oncology. While at Cardiff Oncology, he advised on strategic, business development and operational decisions; oversaw capital raising efforts, regulatory compliance as well as SEC reporting; and managed intellectual property, including technology transfer and licensing. Mr. Samuel has also practiced corporate law at Cooley LLP, DLA Piper LLP, and Winston & Strawn LLP, where he served as outside counsel to public and private companies in a variety of commercial transactions. Mr. Samuel received a J.D. from Columbia University School of Law, and a B.A. in Philosophy from Tufts University and is a member of the State Bar of California and New York.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, other executive officers, and directors. The purpose of the Code of Ethics is to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with or submit to the SEC and in our other public communications; (3) compliance with applicable governmental rules and regulations; (4) prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is posted on our website at https://investor.lineagecell.com/corporate-governance/highlights. We intend to disclose any future amendments to certain provisions of the Code of Ethics, and any waivers of those provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting the information on our website within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board is established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Board has determined that each of Ms. Andrews and Messrs. Mulroy and Russell meet the criteria of an “audit committee financial expert” within the meaning of the SEC’s regulations. Ms. Andrews’ expertise is based on her experience as the former Chief Financial Officer of STAAR Surgical Company, and in other financial roles with that company, including as its Chief Accounting Officer, as well as her experience as a senior accountant for a major accounting firm. Mr. Mulroy’s expertise is based on his experience as the former Chief Executive Officer of Asterias Biotherapeutics, Inc. Mr. Russell’s expertise is based on his experience as the former Chief Executive Officer and Chief Financial Officer of Shire plc.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since such procedures were last described in our proxy statement filed with the SEC on April 29, 2022 other than the additional requirements under the SEC’s Universal Proxy Rules, including the requirement that shareholders submit notice of director nominations to us that includes the information required by Rule 14a-19(b) under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Overview

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

Our Compensation Committee oversees our compensation and employee benefit plans and practices, including executive compensation arrangements and incentive plans and awards of stock options and other equity-based awards under the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Our Compensation Committee determines, or recommends to our Board for its determination, the terms and amount of executive compensation and grants of equity-based awards to executives, employees, consultants, and independent contractors. The Chief Executive Officer may make recommendations to our Compensation Committee concerning executive compensation and performance, but our Compensation Committee makes its own determination or recommendation to our Board with respect to the amount and components of compensation, including salary, bonus, target bonus percentages, and equity awards to executive officers, generally considering factors such as company performance, individual performance, and compensation paid by peer group companies.

Our executive compensation programs are designed to:

●	attract, motivate, and retain highly qualified executives;

●	align management and shareholder interests by tying a substantial percentage of executives’ compensation to financial performance of Lineage and its subsidiaries through the grant of equity awards;

●	reward superior performance by basing decisions regarding cash incentive compensation on the overall performance of executives; and

●	compensate executives at levels competitive with peer companies.

With respect to compensation matters for 2022, our Compensation Committee engaged Anderson Pay Advisors, LLC (“Anderson”) to provide compensation consulting services and advice to our Compensation Committee, which included market survey information and competitive market trends in employee, executive, and director compensation programs. Anderson also made recommendations to our Compensation Committee with respect to pay mix components such as salary, bonus, and equity awards, and the target market pay percentiles in which executive compensation should fall so we can be competitive in executive hiring and retention.

In reviewing each executive’s overall compensation, our Compensation Committee considers an aggregate view of base salary and bonus opportunities, equity incentive grants, and the dollar value of benefits and perquisites. These factors are balanced against our financial position and capital resources. In making 2022 compensation decisions, our Compensation Committee reviewed market data for each named executive officer’s position, from the following peer group companies:

Aeglea Biotherapeutics, Inc.	Chimerix, Inc.	Leap Therapeutics, Inc.
Alaunos Therapeutics, Inc.	Fate Therapeutics, Inc.	Magenta Therapeutics, Inc.
AlloVir, Inc.	Forma Therapeutics Holdings, Inc.	MeiraGTx Holdings plc
Apellis Pharmaceuticals, Inc.	Geron Corporation	Nkarta, Inc.
Atara Biotherapeutics, Inc.	Gritstone bio, Inc.	Poseida Therapeutics, Inc.
Athersys, Inc.	Harpoon Therapeutics, Inc.	Rubius Therapeutics, Inc.
BioAtla, Inc.	Infinity Pharmaceuticals, Inc.	Synlogic, Inc.
Celldex Therapeutics, Inc.	IVERIC bio, Inc.
Celularity Inc.	Jounce Therapeutics, Inc.

The peer group was recommended by Anderson and consisted of companies operating in the biopharmaceutical/biotech industry, generally with fewer than 150 employees, market capitalization between $150 million and $750 million, and a lead development program in Phase 2. Some companies in the peer group were outside of one or more of these parameters but were included because their business areas of focus were similar to ours.

Summary Compensation Table

The table below sets forth the compensation earned or paid to our executive officers identified below, who under SEC rules are considered our named executive officers, for 2022. Under SEC rules, the following individuals are considered a company’s named executive officers: (1) all individuals serving as the company’s principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, which for us was Mr. Culley; (2) the company’s two most highly compensated executive officers other than its principal executive officer who were serving as executive officers at the end of the last completed fiscal year, which for us were Ms. Howe and Mr. Samuel; and (3) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (2) but for the fact that the individual was not serving as an executive officer of the company at the end of the last completed fiscal year, which for us was Mr. Cook.

2022 Summary Compensation Table
Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	Stock Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Brian M. Culley	2022	$609,000	$—	$1,159,875	$268,503	$319,900	$15,250	$2,372,528
Chief Executive Officer	2021	$580,000	$—	$1,840,975	$-	$319,000	$14,500	$2,754,475

Jill A. Howe	2022	$55,019	$50,000	$934,900	$-	$20,500	$—	$1,060,419
Chief Financial Officer

George A. Samuel III	2022	$394,800	$—	$603,135	$39,057	$150,900	$15,250	$1,203,142
General Counsel and Corporate Secretary	2021	$125,333	$—	$1,154,743	$—	$50,300	$—	$1,330,376

Kevin L. Cook	2022	$222,316	$—	$603,135	$22,320	$—	$372,673	$1,220,444
Former Chief Financial Officer	2021	$214,773	$15,000	$1,316,550	$-	$86,200	$27,686	$1,660,209

(1)	Ms. Howe commenced employment with us November 14, 2022. Mr. Cook resigned on July 8, 2022. The amounts reported in the table for each named executive officer represent the portion of earned compensation during the period of time such officer was in service with us.
(2)	The amounts in this column represent signing bonuses earned in connection with the applicable individual’s commencement of employment with us.
(3)	The amounts in this column represent the grant date fair value of stock options granted to the applicable individual during the applicable year. The grant date fair value and incremental fair value of the stock options were determined in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC Topic 718). See Note 12, Stock-Based Awards to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for details as to the assumptions used to determine grant date fair value of the awards.
(4)	The amounts in the column represent the fair value of the restricted stock units (“RSUs”) granted during 2022. A portion of these awards contained a performance vesting condition which is only included in the grant date fair value under ASC Topic 718 if the criteria is determined to be probable. The fair market value of the stock awards assuming all performance vesting conditions were deemed probable would have been: (a) Brian Culley $442,610; (b) Kevin Cook $41,666; and (c) George Samuel $72,912.
(5)	The amounts in this column for 2022 represent cash paid to the applicable individual earned in 2022 and paid in 2023 under our annual performance-based incentive plan discussed under the heading “Elements of Compensation—Annual Performance Bonuses.”
(6)	The amounts in this column for 2022 represent: (a) for Mr. Culley and Mr. Samuel, 401(k) plan company-matching contributions of $15,250; and (b) for Mr. Cook, a severance payment of $318,975, 401(k) plan company-matching contributions of $12,247, payout of accrued paid time off at termination of employment of $22,631, and Consolidated Omnibus Budget Reconciliation Act (“COBRA”) group health insurance premiums of $18,820.

Narrative to Summary Compensation Table

Employment Agreements and Termination of Employment & Change in Control Arrangements

Mr. Culley, Ms. Howe and Mr. Samuel

In September 2022, we entered into amended and restated employment agreements with each of Messrs. Culley and Samuel, and in October 2022, we entered into an employment agreement with Ms. Howe. Such agreements were approved by our Board, upon the recommendation of its Compensation Committee,.

The terms of the employment agreements for each executive are substantially the same other than with respect to annual salary amount, annual bonus target percentage, and potential benefits in connection with termination of employment.

The following is a brief description of certain terms of the employment agreements.

●	Each executive receives an annual salary (which for 2022 was $609,000 for Mr. Culley, $415,000 for Ms. Howe, and $394,800 for Mr. Samuel). The annual salary may be increased from time to time by our Board or its Compensation Committee in their sole discretion.

●	Each executive is eligible for an annual bonus targeted at a percentage of their then annual salary (which for 2022 was 55% for Mr. Culley and 40% for each of Ms. Howe and Mr. Samuel). The annual bonus target percentage may be increased from time to time by our Board or its Compensation Committee in their sole discretion. The amount of an executive’s annual bonus, if any, is subject to the approval of our Board or its Compensation Committee in their sole discretion. Under the terms of her agreement, for 2022, the amount of Ms. Howe’s annual bonus was prorated based on the number of days she was employed with us during 2022.

●	Each executive may be eligible to participate in certain retirement, pension, life, health, accident and disability insurance, equity incentive plan or other similar employee benefit plans we may adopt for our executive officers or other employees.

●	Each executive receives paid time off and will be reimbursed for reasonably incurred travel and business expenses, in each case, in accordance with our company policies.

●	Each executive’s employment is “at will” and may be terminated at any time by the executive or us with or without cause.

●	The following summarizes the payments and other benefits to which each executive may be entitled if their employment is terminated for the reason specified.

Reason for Termination		Accrued Benefits	Cash Payments(1)	Other Benefits

●	By us for cause (as defined in the agreement)	We must pay the executive:	None.	None.

●	By the executive without good reason (as defined in the agreement)	● all accrued but unpaid salary earned prior to or as of the date of termination; and

●	Executive’s death or disability (as defined in the agreement)	● all accrued and unused paid time off earned prior to or as of the date of termination.

●	By us without cause	Same as above.	We must pay the executive:	We must pay 100% of the premium of any health insurance benefits under a company employee health insurance plan subject to COBRA for a specified number of months.(2)

●	By the executive with good reason		● an amount equal to a specified number of months(2) of their then-current base salary, payable in installments; and
● a certain percentage(3) of their target bonus for the year in which employment was terminated payable in a lump sum.

●	By us without cause or by the executive with good reason within three months before or one-year after a change of control	Same as above.	Same as above except both payments are payable in a lump sum and both the number of months of base salary(4) and the percentage(5) of the target bonus increases.

Same as above except the number of months are 18 for Mr. Culley and 12 for each of Ms. Howe and Mr. Samuel.

Accelerated vesting of all then unexpired, unvested equity awards granted to the executive (with such acceleration occurring on the later of the change of control or the termination of employment) other than any awards that include both a performance-based vesting condition and a time-based vesting condition or that vest solely upon the achievement of a performance-based vesting condition (unless such performance-based vesting condition has been satisfied as of the date of termination).

(1) Payment and benefits are conditioned on the executive executing and delivering a release of claims in our favor.

(2) 12 months for Mr. Culley and 9 months for each of Ms. Howe and Mr. Samuel.

(3) 100% for Mr. Culley and a pro rata portion for each of Ms. Howe and Mr. Samuel.

(4) 18 months for Mr. Culley and 12 months for each of Ms. Howe and Mr. Samuel.

(5) 150% for Mr. Culley and 100% for each of Ms. Howe and Mr. Samuel.

In addition, under Ms. Howe’s employment agreement, she was granted a stock option to purchase 1,000,000 common shares with an exercise price equal to the closing price of our common shares on the grant date and that vests as to 25% of the shares subject to the option on the first anniversary of her start date with us, and the remainder of the shares will vest in a series of 36 successive substantially equal monthly installments thereafter, in each case, subject to her continued service with Lineage.

All payments made and benefits to each executive under their employment agreement are intended to comply with Section 409A of the Internal Revenue Code of 1986, and, to the extent practicable, the employment agreements will be interpreted and administered in a manner so that any amount or benefit payable thereunder will be paid or provided in a manner that is either exempt from or compliant with the requirements of Section 409A and applicable Internal Revenue Service guidance and Treasury Regulations issued thereunder.

Former Chief Financial Officer

On July 5, 2022, Mr. Cook notified us that he would be resigning as Chief Financial Officer of Lineage effective July 8, 2022. Mr. Cook’s resignation was not the result of any disagreement with us or our Board or any matter relating to our operations, policies, or practices. In connection with his resignation, we entered into a separation agreement with Mr. Cook pursuant to which, among other things, in exchange for full release of claims in our favor, we agreed to pay Mr. Cook $318,975, which is equal to 9 months’ of Mr. Cook’s base salary in effect immediately prior to his resignation, and to pay, for a period of up to 9 months, any health insurance benefits he was receiving at the time of his termination of employment under our employee health insurance plan subject to COBRA.

In connection with his appointment as Chief Financial Officer in June 2021, we and Mr. Cook entered into an employment agreement pursuant to which Mr. Cook was paid an annual base salary of $405,000 and was eligible for an annual bonus targeted at 40% of his annual salary, as may be approved by our Board or its Compensation Committee in its discretion, based on the achievement of predetermined company and/or individual objectives set by our Board or its Compensation Committee, from time to time. In connection with his appointment as our Chief Financial Officer, Mr. Cook received an option to purchase 750,000 of our common shares, 25% of the shares underlying the option vested on the first anniversary of his start date with us and the remainder was scheduled to vest in 36 equal monthly installments thereafter, subject to his continued employment with us on each such date and the terms and provisions of our 2012 Equity Incentive Plan, pursuant to which such stock option was granted. Mr. Cook was also entitled to the standard benefits available to our employees generally, including health insurance.

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

Annual Performance Bonuses

On September 20, 2022, our Board, upon the recommendation of its Compensation Committee, adopted an Executive Performance Incentive Bonus Plan (the “Performance-Based Incentive Plan”). The Compensation Committee is the administrator of the Performance-Based Incentive Plan. Under the terms of the Performance-Based Incentive Plan, for each participant, the Compensation Committee will generally establish (1) a target bonus amount (which it may adjust from time to time), (2) company performance goals and/or individual performance goals (together, “Performance Goals”), (3) the time period over which the achievement of Performance Goals will be assessed, which is generally our fiscal year (a “Performance Period”), and (4) the formula(s) for determining the bonuses payable under the Performance-Based Incentive Plan. Performance Goals may be given such weight as determined by the Compensation Committee and may differ among participants. The Compensation Committee, in its discretion, will determine the bonus amounts payable under the Performance-Based Incentive Plan. The actual bonuses, if any, awarded each year may vary from target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of our Compensation Committee.

Each of our named executive officers was a participant in, and eligible to receive a bonus under, the Performance-Based Incentive Plan for 2022, other than Mr. Cook who resigned in July 2022. For each of our named executive officers who were participants in the Performance-Based Incentive Plan for 2022, their bonus amount was determined by multiplying (a) their target annual bonus amount (which was a percentage of their 2022 annual salary—55% for Mr. Culley and 40% for each of Ms. Howe and Mr. Samuel) by (2) our overall level of achievement of the Performance Goals for 2022, as determined by our Board and Compensation Committee.

In March 2023, our Board and Compensation Committee assessed our performance against each of the Performance Goals for 2022, and determined that overall achievement level was 95.5%, as illustrated in the table below. The table below also describes the Performance Goals for 2022, their respective weightings for purposes of determining the level of achievement, and the achievement level of each Performance Goal as determined by our Board and Compensation Committee.

	Goal	Weighting	Achievement Level	Weighting x Achievement Level
(1)	OpRegen® Program Progress	20%	100%	20%
(2)	OPC1 Program Progress	10%	85%	8.5%
(3)	VAC2 Program Progress	10%	100%	10%
(4)	Auditory Neuron Program Progress	5%	100%	5%
(5)	General Corporate Improvements	5%	100%	5%
(6)	Shareholder Value (absolute and relative to benchmarks)	21%	75%	16%
(7)	Partnership/Business Development Activity	13%	85%	11%
(8)	Financial Management (quality of spending and capital raising activity)	8%	150%	12%
(9)	Investor Engagement (quality/size of new investors, analysts)	8%	100%	8%
	Total	100.0%		95.5%

In their assessment of our performance against each of the Performance Goals for 2022, and in making their determination as to the achievement level of such Performance Goals, our Board and Compensation Committee considered that we:

(1)	continued to support our partners, Roche and Genentech, in connection with our exclusive worldwide collaboration and license agreement for the development and commercialization of OpRegen for the treatment of ocular disorders, including advanced dry age-related macular degeneration with geographic atrophy, including in connection with Roche’s initiation of a Phase 2a clinical study for OpRegen;
(2)	submitted regenerative medicine advanced therapy (RMAT) materials to support our OPC1 program in spinal cord injury;
(3)	submitted pre-Investigational New Drug (IND) application briefing package to the U.S. Food and Drug Authority to support our VAC2 program in oncology;
(4)	made process development improvements and completed other activities in support of planned preclinical testing;
(5)	established a new U.S. research and development facility and expanded our current good manufacturing practices (GMP) manufacturing facility in Israel;
(6)	efficiently managed our budget to strengthen our balance sheet; and
(7)	outperformed our peers and the broad indices in total shareholder return during the year ended December 31, 2022 and received expanded analyst coverage.

Accordingly, our Board and Compensation Committee approved cash performance bonuses for each of Mr. Culley, Ms. Howe and Mr. Samuel in the amounts reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table, above. As described under “Narrative to Summary Compensation Table—Employment Agreements and Termination of Employment & Change in Control Arrangements,” above, Ms. Howe’s annual performance bonus was pro-rated because she commenced employment with us in November 2022.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by our named executive officers that were outstanding as of December 31, 2022:

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable(#)	Number of securities underlying unexercised options unexercisable (#)(1)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested(#)		Market value of shares of units of stock that have not vested($)(2)
Brian M. Culley	9/17/2018	1,854,000	-		1.87	9/17/2028	—		—
	3/17/2020	547,893	385,407	(3)	0.69	3/17/2030	—		—
	3/15/2021	509,731	655,369		2.43	3/15/2031	—		—
	2/11/2022	—	—		—	—	249,993	(4)	156,689
	3/10/2022	—	1,250,000		1.40	3/10/2032	300,000	(5)	16,497
George A. Samuel	9/1/2021	217,187	477,813		2.55	9/1/2031	—		—
	2/11/2022	—	—		—	—	48,608	(4)	30,464
	3/10/2022	—	650,000		1.40	3/10/2032	—		—
Jill A. Howe	11/14/2022	—	1,000,000		1.36	11/14/2032	—		—

(1)	The shares subject to options vest as to 25% of the shares subject to the option on the first anniversary of the grant date, and the balance vest in equal monthly installments over the three years thereafter, subject to the executive’s continued service with Lineage.

(2)	Market value of stock awards calculated as of December 31, 2022, which were calculated in accordance with ASC Topic 718. For stock awards which contained a performance vesting condition there is no market value unless the performance criteria is determined to be probable. For stocks awards which contain a market condition the value of these awards was determined using a Monte Carlo simulation. See footnotes (4) and (5) below for additional information.
(3)	This option was granted on March 17, 2020 under the Lineage Cell Therapeutics, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). When the 2012 Plan was approved, it provided that no participant may be granted options and stock appreciation rights with respect to more than 1,000,000 shares in the aggregate per year. However, in accordance with the terms of the 2012 Plan, this per-participant limit was automatically increased to 1,236,000 shares as a result of our sale of shares of AgeX Therapeutics, Inc. to Juvenescence Limited in August 2018. Accordingly, this option did not exceed the per-participant limit in the 2012 Plan.
(4)	Represents RSUs granted on February 11, 2022 to certain employees, including our named executive officers, to further align their interests with the achievement of certain development milestones. For each RSU, half of the common shares subject to the RSU will vest in four equal annual installments beginning on the first anniversary of the grant date, subject to the employee’s continued service with Lineage, and the other half will vest in connection with the achievement of certain development milestones.
(5)	Represents RSUs granted on March 10, 2022, 100,000 of which would have vested on or prior to March 9, 2023, and 100,000 will vest on or prior to each of the second and third anniversaries of such date, in each case upon the achievement of certain per share performance targets, calculated based on the trailing 20-day volume weighted average price of our common shares as of the date of determination. If such per share performance targets are not achieved by the applicable vesting date, then such RSUs will be forfeited. The 100,000 RSUs that would have vested on or prior to March 9, 2023 were forfeited.

Consideration of Shareholder Advisory Vote on Executive Compensation

The results of the advisory vote of our shareholders on the compensation of our named executive officers (commonly called the “say-on-pay” vote) at our 2022 annual meeting of shareholders showed that approximately 98% of the votes cast “FOR” or “AGAINST” on the “say-on-pay” vote approved the compensation of our named executive officers during 2022. Our Compensation Committee carefully evaluated and considered the results of this advisory vote and concluded that our shareholders generally supported our executive compensation program and we did not make significant changes to our executive compensation program for 2022. Our Compensation Committee expects to continue to consider the outcome of our “say-on-pay” votes and our shareholders’ views when making future compensation decisions for our named executive officers.

Director Compensation

We compensate our non-employee directors for their service on our Board and on its committees as described below. In addition, all non-employee directors are entitled to reimbursements for their out-of-pocket expenses incurred in attending our Board and committee meetings.

Annual Cash Fees

Each of our non-employee directors receives cash fees for service on our Board and on its committee on which the director serves. The fees are paid in four equal quarterly installments, pro-rated based on each director’s service on our Board or applicable committee during the applicable quarter, other than the fees paid to the chair of the Financial Strategy Committee, which is paid monthly in arrears. Our Compensation Committee and our Board assess our non-employee director compensation at least annually and consider market data provided by Anderson, the independent consultant to our Compensation Committee, in making non-employee director compensation decisions. The adjustments to our non-employee director compensation during 2022 and 2023 were approved by our Board, upon the recommendation of the Compensation Committee, which was based on, and consistent with, Anderson’s recommendation. The table below shows the average annual cash fees for 2022 and the current cash fees, which became effective as of April 1, 2023.

	Annual Fees ($)
	2022(1)	2023(2)
Chair of the Board	85,000	100,000
Director other than Chair	45,000	50,000
Audit Committee Chair	20,000	20,000
Audit Committee Member other than Chair	10,000	10,000
Compensation Committee Chair	15,000	15,000
Compensation Committee Member other than Chair	7,500	7,500
Nominating and Corporate Governance Committee Chair	13,500	15,000
Nominating and Corporate Governance Committee Member other than Chair	6,750	7,500
Financial Strategy Committee Chair	137,500	60,000
Financial Strategy Committee Member other than Chair	0	7,500

(1) Effective July 1, 2022, the cash fees: (a) for the Chair of the Board increased from $75,000 to $95,000; (b) for directors other than the Chair of the Board increased from $40,000 to $50,000; (c) for the Chair of the Nominating and Corporate Governance Committee increased from $12,000 to $15,000; (c) for members of the Nominating and Corporate Governance Committee other than the Chair increased from $6,000 to $7,500; and (d) for the Chair of the Finance Strategy Committee decreased from $160,000 to $115,000.

(2) Effective April 1, 2023, the cash fees: (a) for the Chair of the Board increased from $95,000 to $100,000; (b) for the Chair of the Finance Strategy Committee decreased from $115,000 to $60,000; and (c) for members of the Finance Strategy Committee other than the Chair increased from $0 to $7,500.

Equity Awards

In addition to cash fees, we also grant all non-employee directors an annual stock option to purchase common shares. During 2022, the annual stock option grant was for 50,000 common shares. All grants are made under the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan. The options vest and become exercisable one year after the grant date.

2022 Non-Employee Director Compensation

The following table summarizes certain information concerning the compensation during our fiscal year ended December 31, 2022 to each person who served as a non-employee director during the year and who was not our employee on the date the compensation was earned.

2022 Director Compensation Table
Name	Fees Earned or Paid in Cash	Option Award(1)	Total
Deborah Andrews	$75,500	$78,500	$154,000
Dipti Amin	$48,750	$78,500	$127,250
Don M. Bailey	$54,750	$78,500	$133,250
Neal C. Bradsher	$55,500	$78,500	$134,000
Alfred D. Kingsley	$226,250	$78,500	$304,750
Anula Jayasuriya	$48,750	$78,500	$127,250
Michael H. Mulroy	$73,000	$78,500	$151,500
Angus C. Russell	$62,500	$78,500	$141,000

(1)	The dollar amounts in this column represent the aggregate fair market value of such awards determined based on the price of our common shares on the grant date in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). See Note 12 Stock-Based Awards to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for details as to the assumptions used to determine the fair value of the awards. As of December 31, 2022, the aggregate number of common shares subject to stock options outstanding for Mses. Andrews, Amin and Jayasuriya and Messrs. Bailey, Bradsher, Kingsley, Mulroy, and Russell was 229,440, 190,000, 190,000, 240,000, 229,440, 356,520, 229,440 and 229,440, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information, as of April 17, 2023, regarding the beneficial ownership of our common shares for: (1) each person known by us to be the beneficial owner of more than 5% of our common shares (“5% Shareholders”); (2) each of our directors; (3) each of our named executive officers; and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with applicable SEC rules, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any common shares as to which a person has sole or shared voting power or investment power and any common shares that the person has the right to acquire within 60 days after the date set forth in the paragraph above through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us and on SEC filings, that each of the persons named in table below has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the tables below is based on 170,173,789 common shares issued and outstanding on April 17, 2023. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all common shares subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after such date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o Lineage Cell Therapeutics, Inc., 2173 Salk Avenue, Suite 200, Carlsbad, CA 92008.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Shareholders
Broadwood Partners, L.P.(1)	35,202,553	20.7%
Named Executive Officers and Directors
Neal C. Bradsher(1)	35,202,553	20.7%
Alfred D. Kingsley(2)	7,155,762	4.2%
Brian M. Culley(3)	3,702,754	2.1%
Michael H. Mulroy(4)	437,995	*
Angus C. Russell(5)	266,940	*
Don M. Bailey(6)	252,647	*
Deborah Andrews(7)	195,018	*
Dipti Amin(8)	147,500	*
Anula Jayasuriya(9)	112,500	*
George A. Samuel(10)	510,785	*
Jill A. Howe	-	*
Kevin L. Cook	-	*
All executive officers and directors as a group (12 persons)(11)	48,569,118	28.5%

* Less than 1%

(1)	Includes: (i) 34,935,485 shares owned by Broadwood Partners, L.P.; (ii) 87,628 shares owned by Neal C. Bradsher; and (iii) 179,440 shares that may be acquired by Mr. Bradsher upon the exercise of options that are presently exercisable or may become exercisable within 60 days of April 17, 2023. Broadwood Capital, Inc. is the general partner of Broadwood Partners, L.P., and Mr. Bradsher is the President of Broadwood Capital, Inc. Mr. Bradsher and Broadwood Capital, Inc. may be deemed to beneficially own the shares that Broadwood Partners, L.P. owns. Mr. Bradsher disclaims beneficial ownership of the shares held by Broadwood Partners, L.P. except to the extent of his pecuniary interest therein. The Address of the foregoing entities and Mr. Bradsher is c/o Broadwood Capital, Inc., 142 West 57th Street, 11th Floor, New York, New York 10019.
(2)	Includes: (i) 1,043,346 shares owned by Greenbelt Corporation; (ii) 375,351 shares owned by Greenway Partners, L.P.; (iii) 5,430,545 shares owned solely by Alfred D. Kingsley; and (iv) 306,520 shares that may be acquired by Mr. Kingsley upon the exercise of options that are presently exercisable or may become exercisable within 60 days of April 17, 2023. Mr. Kingsley controls Greenbelt Corp. and Greenway Partners, L.P. and may be deemed to beneficially own the shares that Greenbelt Corp. and Greenway Partners, L.P. own.
(3)	Includes: (i) 126,399 shares held directly by Mr. Culley; and (ii) 3,576,355 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(4)	Includes: (i) 258,555 shares held directly by Mr. Mulroy; and (ii) 179,440 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(5)	Includes: (i) 87,500 shares held directly by Mr. Russell; and (ii) 179,440 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(6)	Includes: (i) 62,647 shares held directly by Mr. Bailey; (ii) 190,000 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(7)	Includes: (i) 15,578 shares held directly by Ms. Andrews; and (ii) 179,440 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(8)	Includes: (i) 35,000 shares held directly by Ms. Amin; and (ii) 112,500 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(9)	Includes no shares held directly by Ms. Jayasuriya; and 112,500 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(10)	Includes no shares held directly by Mr. Samuel; and 510,785 shares that may be acquired upon the exercise of options that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.
(11)	Includes: (i) 42,469,342 shares held by our executive officers and directors; and (ii) 6,099,776 shares that may be acquired upon the exercise of options held by our executive officers and directors that are presently exercisable or that may become exercisable within 60 days of April 17, 2023.

Equity Compensation Plan Information

The following table shows certain information concerning the options outstanding and available for issuance under all of our compensation plans and agreements as of December 31, 2022:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units, and Rights	Weighted Average Exercise Price of the Outstanding Options, and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by shareholders(1)	17,258,202	$1.66	10,847,914
Equity compensation plans not approved by shareholders(2)	1,854,000	$1.87	—
Total	19,112,202	$1.68	10,847,914

(1)	Consists of our 2021 Equity Incentive Plan and 2012 Equity Incentive Plan.
(2)	Consists of an option grant approved by the independent members of our Board and made in reliance upon the exception for inducement grants to new employees under the NYSE American Company Guide.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Since January 1, 2021, there has not been, nor is there currently proposed, any transaction in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors or executive officers, any nominee for director, any beneficial owner of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest, except as described below.

In November 2018, we, Asterias Biotherapeutics, Inc. (“Asterias”), and Patrick Merger Sub, Inc., a wholly owned subsidiary of ours, entered into an Agreement and Plan of Merger pursuant to which we agreed to acquire all of the outstanding common stock of Asterias in a stock-for-stock transaction (the “Asterias Merger”). The Asterias Merger closed in March 2019.

In October 2019, a putative class action lawsuit was filed challenging the Asterias Merger. The lawsuit (captioned Ross v. Lineage Cell Therapeutics, Inc., et al., C.A. No. 2019-0822) was filed in Delaware Chancery Court and named, among other defendants, us, Michael H. Mulroy, Alfred D. Kingsley, Richard T. LeBuhn and Aditya Mohanty. Messrs. Mulroy and Kingsley are members of the our Board and were former members of the Asterias board of directors. Messrs. LeBuhn and Mohanty were also former members of the Asterias board of directors, and Mr. Mohanty was a former member of our Board and our former chief executive officer. The lawsuit was brought by a purported stockholder of Asterias, on behalf of a putative class of Asterias stockholders, and asserted breach of fiduciary duty and aiding and abetting claims under Delaware law. In April 2022, the parties reached an agreement in principle to settle the lawsuit and, in October 2022, the plaintiff, on behalf of himself and all others similarly situated, us and Messrs. Mulroy, Kingsley, LeBuhn and Mohanty entered into a Stipulation and Agreement of Compromise and Settlement (the “Settlement Agreement”). The effectiveness of the Settlement Agreement was subject to court approval, which, was obtained in February 2023. Pursuant to the terms of the Settlement Agreement, we and certain insurers of the defendants paid $10.65 million (the “Settlement Amount”) into a fund created for the benefit of the purported class and in consideration for the full and final release, settlement and discharge of all claims. Approximately $7.12 million of the Settlement Amount was funded by certain insurers and approximately $3.53 million was paid by us in cash. We and all defendants have denied, and continue to deny, the claims alleged in the lawsuit and the settlement does not reflect or constitute any admission, concession, presumption, proof, evidence or finding of any liability, fault, wrongdoing or injury or damages, or of any wrongful conduct, acts or omissions on the part any defendant.

In connection with the putative shareholder class action lawsuits filed challenging the Asterias Merger, including the lawsuit described in the paragraph above, we agreed to pay for the legal defense of Neal Bradsher, a member of our Board, and Broadwood Partners, L.P. (“Broadwood”), one of our shareholders, and Broadwood Capital, Inc., which manages Broadwood, all of which were named in the lawsuits. During the year ending December 31, 2022 and 2021, we incurred a total of approximately $27,000 and $353,000, respectively, in legal expenses on behalf of such parties. During 2022, we received approximately $118,000 from our D&O insurance carrier as reimbursement for a portion of the legal expenses we incurred on behalf of Broadwood.

As of April 17, 2023: (a) Mr. Kingsley is a director of OncoCyte and may be deemed to beneficially own less than one percent of the outstanding common stock of OncoCyte, and (b) Broadwood may be deemed to be the beneficial owner of 19.99% of the outstanding common stock of OncoCyte. Mr. Bradsher, one of our directors, may be deemed to beneficially own the shares owned by Broadwood. The fact that certain of our directors may be deemed to beneficially own shares of OncoCyte common stock should not be considered to mean that they constitute or are acting in concert as a “group” with respect to those shares or that they otherwise share power or authority to vote or dispose of the shares that each of them own. All of our decisions regarding transactions in shares of OncoCyte are made by an independent committee of our Board in which Messrs. Kingsley and Bradsher do not participate.

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

As appropriate for the circumstances, our Audit Committee will review and consider:

●	the interest of the officer, director, beneficial owner of more than 5% of our common shares, or any member of their immediate family (“Related Person”) in the Related Person Transaction;

●	the approximate dollar value of the amount involved in the Related Person Transaction;

●	the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits of the transaction to us; and
●	any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our Audit Committee will review all relevant information available to it about a Related Person Transaction. Our Audit Committee may approve or ratify the Related Person Transaction only if our Audit Committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests. Our Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the Related Person in connection with approval of the Related Person Transaction. In addition, our Audit Committee has authority to, in its sole discretion, review and approve transactions, arrangements and relationships in which we are a participant, any of our officers, directors, 5% Shareholders, or any member of their immediate family, has a direct or indirect material interest, and the amount involved is $120,000 or less.

A copy of our Related Person Transaction Policy can be found on our website at https://investor.lineagecell.com/corporate-governance/highlights.

Director Independence

Our Board has determined that Ms. Andrews, Dr. Amin, Mr. Bailey, Mr. Bradsher, Dr. Jayasuriya, Mr. Kingsley, Mr. Mulroy, and Mr. Russell qualify as “independent” directors under Section 803(A) of the NYSE American Company Guide, that the members of our Audit Committee meet the additional independence standards under Section 803(B)(2) of the NYSE American Company Guide and Section 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the members of our Compensation Committee meet the additional independence standards under Section 805(c)(1) of the NYSE American Company Guide. In making its independence determinations, our Board considered (i) the transactions, relationships and arrangements described above under “Certain Relationships and Related Transactions,” (ii) the compensation described above under “Board of Directors - Non-Employee Director Compensation,” (iii) with respect to Mr. Kingsley and Mr. Mulroy, current or historic service as a director or an executive officer of a company with which we have or have had a material relationship, specifically, OncoCyte Corporation, a former subsidiary, AgeX Therapeutics, Inc., a former subsidiary, or Asterias Biotherapeutics, Inc., a company we acquired in March 2019, and (iv) with respect to Mr. Bradsher, his relationship with our largest shareholder, which beneficially owns more than 20% of our common shares.

Mr. Culley does not qualify as an “independent” director under Section 803(A) of the NYSE American Company Guide because he is our Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the audit fees billed or expected to be billed by WithumSmith+Brown, PC (“Withum”), our principal accountant, for the audit of our annual consolidated financial statements for our last two fiscal years. Other than audit fees, no other fees were billed or are expected to be billed by Withum for either of our last two fiscal years.

	2021	2022
Audit Fees	$457,046	$549,049
Total Fees	$457,046	$549,049

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services are generally limited to tax services, such as advice and planning, and financial due diligence services. All fees for non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. Our Audit Committee may delegate to one or more designated members of our Audit Committee the authority to grant pre-approvals, provided such approvals are presented to our Audit Committee at a subsequent meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) were submitted with the Original Form 10-K.

(a)(3) Exhibits.

Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below. We will furnish a copy of any exhibit to stockholders, without charge upon written request to Lineage Cell Therapeutics, Inc., 2173 Salk Avenue, Suite 200 Carlsbad, CA 92008, or by calling (442) 287-8990.

		Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date	File No.
PLANS OF ACQUISITION
2.01^	Agreement and Plan of Merger dated November 7, 2018, among Registrant, Patrick Merger Sub, Inc. and Asterias Biotherapeutics, Inc. (“Asterias”)	2.1	8-K	November 8, 2018	001-12830
ARTICLES OF INCORPORATION AND BYLAWS
3.01	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.02	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.03	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
4.01	Specimen of Common Share Certificate		S-1	December 18, 1991	033-44549
4.02	Description of Capital Stock of the Registrant	4.2	10-K	March 11, 2021	001-12830
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.01+	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	10.1	10-Q	August 11, 2022	001-12830
10.02+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and Brian Michael Culley	10.2	10-Q	November 10, 2022	001-12830
10.03+	Employment Agreement dated June 8, 2021 between Registrant and Kevin Leon Cook	10.3	10-Q	August 12, 2021	001-12830
10.04+	Separation Agreement dated July 5, 2022 between Registrant and Kevin Leon Cook	10.1	8-K	July 7, 2022	001-12830
10.05+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and George A. Samuel III	10.3	10-Q	November 10, 2022	001-12830
10.06+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and Gary S. Hogge	10.4	10-Q	November 10, 2022	001-12830
10.07+	Employment Agreement dated November 14, 2022 between Registrant and Jill A. Howe	10.7	10-K	March 9, 2023	001-12830
10.08+	Inducement Stock Option Agreement between Registrant and Brian Culley	10.18	10-K	March 14, 2019	001-12830
10.09+	Lineage Cell Therapeutics 2012 Equity Incentive Plan, as amended July 2015 (“2012 Plan”)	4.1	S-8	July 15, 2015	333-205661
10.09(a)+	Amendment to 2012 Plan effective June 2017	4.2	S-8	July 7, 2017	333-219204
10.09(b)+	Amendment to 2012 Plan effective July 2019	99.3	S-8	August 8, 2019	333-233132
10.09(c)+	Amendment to 2012 Plan effective August 2019	10.1	10-Q	November 12, 2019	001-12830
10.09(d)+	2012 Plan Form of Employee Incentive Stock Option Agreement	10.7	10-Q	November 12, 2013	001-12830
10.09(e)+	2012 Plan Form of Non-employee Director Stock Option Agreement	10.8	10-Q	November 12, 2013	001-12830
10.09(f)+	2012 Plan Stock Option Grant Agreement	10.2	10-Q	November 12, 2019	000-12830
10.09(g)+	2012 Plan Form of Restricted Stock Unit	10.6	10-K	March 12, 2020	001-12830
10.10+	Lineage Cell Therapeutics 2021 Equity Incentive Plan, effective as of September 2021 (“2021 Plan”)	10.1	8-K	September 15, 2021	001-12830
10.10(a)+	2021 Plan Form of Stock Option Grant Notice and Agreement for Employees and Consultants	99.2	S-8	September 28, 2021	333-259853
10.10(b)+	2021 Plan Form of Stock Option Grant Notice and Agreement for Non-Employee Directors	99.3	S-8	September 28, 2021	333-259853
10.10(c)+	2021 Plan Form of Restricted Stock Unit Award Grant Notice and Agreement	99.4	S-8	September 28, 2021	333-259853
10.11+	Executive Performance Incentive Bonus Plan, adopted September 2022	10.5	10-Q	November 10, 2022	001-12830

COMMERCIAL AGREEMENTS
10.12	Commercial License and Option Agreement between Registrant and Wisconsin Alumni Research Foundation (“WARF Agreement”)	10.1	8-K	January 9, 2008	001-12830
10.12(a)	First Amendment to WARF Agreement dated March 11, 2009	10.38	10-K	March 23, 2009	001-12830
10.13†	Second Amended and Restated License Agreement dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (“Hadasit License”)	10.2	10-Q	August 9, 2017	001-12830
10.13(a)	Amendment to Hadasit License dated January 8, 2018	10.38	10-K	March 15, 2018	001-12830
10.13(b)††	Second Amendment to Hadasit License dated December 1, 2019	10.4(b)	10-K	March 10, 2022	001-12830
10.13(c)††	Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd., Cell Cure Neurosciences Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd	10.4(c)	10-K	March 10, 2022	001-12830
10.13(d)††	Second Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd.	10.4(d)	10-K	March 10, 2022	001-12830
10.14†	Debt and Note Purchase Agreement dated June 16, 2017, as amended June 29, 2017, between Registrant and HBL-Hadasit Bio-Holdings Ltd.	10.3	10-Q	August 9, 2017	001-12830
10.15†	Share Purchase and Transfer Agreement dated June 16, 2017, by and among Registrant and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd.	10.4	10-Q	August 9, 2017	001-12830
10.16	Royalty Agreement dated October 1, 2013 between Asterias and Geron Corporation	10.6	Asterias S-1/A	August 13, 2013	333-187706
10.17	Exclusive Sublicense Agreement between Geron Corporation and Asterias	10.7	Asterias S-1/A	August 13, 2013	333-187706
10.18†	Non-exclusive License Agreement dated October 7, 2013 between WARF and Asterias	10.5	Asterias 10-Q	November 12, 2013	000-55046
10.19†	Clinical Trial and Option Agreement dated September 8, 2014 between Asterias and Cancer Research UK and Cancer Research Technology Limited (“CRT”)	10.1	Asterias 10-Q/A	January 13, 2015	001-36646
10.19(a)††	Second Amendment to Clinical Trial and Option Agreement dated May 6, 2020 between Cancer Research UK, CRT, Asterias Biotherapeutics, Inc. and Registrant	10.1	10-Q	August 6, 2020	001-12830
10.19(b)††	License Agreement dated May 6, 2020 between CRT and Registrant	10.2	10-Q	August 6, 2020	001-12830
10.19(c)	First Amendment to License Agreement dated April 16, 2021, between CRT and Registrant	10.1	10-Q	August 12, 2021	001-12830
10.20††	Collaboration and License Agreement dated December 17, 2021, between F. Hoffmann-La Roche Ltd, Genentech, Inc., Cell Cure Neurosciences Ltd., and Registrant	10.13	10-K	March 10, 2022	001-12830
10.21	Stipulation and Agreement of Compromise and Settlement dated October 26, 2022	10.21	10-K	March 9, 2023	001-12830

OTHER EXHIBITS

21.01	List of Subsidiaries of the Registrant	21.01	10-K	March 9, 2023	001-12830
23.01	Consent of WithumSmith+Brown, PC	23.01	10-K	March 9, 2023	001-12830
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	31.01	10-K	March 9, 2023	001-12830
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	31.02	10-K	March 9, 2023	001-12830
31.03*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes- Oxley Act of 2002
31.04*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes- Oxley Act of 2002
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.01	10-K	March 9, 2023	001-12830
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: April 27, 2023	LINEAGE CELL THERAPEUTICS, INC.

	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

