Form 10-Q
period 2023-03-31
Lineage Cell Therapeutics, Inc.
filed 2023-05-11
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of common shares outstanding as of May 5, 2023 was 170,173,789.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, but are also continued elsewhere in this report. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements in this report include, but are not limited to, statements about:

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

Forward-looking statements reflect our views and expectations as of the date of this report about future events and our future performance and condition, and involve known and unknown risks, uncertainties and other factors that may cause our actual activities, performance, results or condition to be materially different from those expressed or implied by the forward-looking statements. You should refer to “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) as filed with the Securities and Exchange Commission on March 9, 2023, for a discussion of important factors that may cause our actual activities, performance, results and condition to differ materially from those expressed or implied by our forward-looking statements. As a result of a variety of factors, including those discussed in Part I, Item 1A of the 2022 10-K, our forward-looking statements may prove to be inaccurate, and the inaccuracy may be material. Accordingly, you should not place undue reliance on any forward-looking statement. We anticipate that subsequent events and developments may cause our current views and expectations to change. However, while we may elect to update the forward-looking statements in this report at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this report.

You should read this report completely and with the understanding that our actual future performance, results and condition may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

This report may also contain market data, industry forecasts and other data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

2 | Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,451	$11,355
Marketable securities	31,363	46,520
Accounts receivable, net (Note 3)	203	297
Prepaid expenses and other current assets	2,638	1,828
Total current assets	49,655	60,000

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 14)	5,584	5,673
Deposits and other long-term assets	635	627
Goodwill	10,672	10,672
Intangible assets, net	46,659	46,692
TOTAL ASSETS	$113,205	$123,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,252	$8,608
Lease liabilities, current portion (Note 14)	912	916
Financing lease, current portion (Note 14)	51	36
Deferred revenues (Note 3)	11,009	9,421
Other current liabilities	1	-
Total current liabilities	17,225	18,981

LONG-TERM LIABILITIES
Deferred tax liability	273	2,076
Deferred revenues, net of current portion (Note 3)	24,017	27,725
Lease liability, net of current portion (Note 14)	2,542	2,860
Financing lease, net of current portion (Note 14)	133	84
Other long-term liabilities	-	2
TOTAL LIABILITIES	44,190	51,728

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common shares, no par value, 250,000 shares authorized; 170,174 and 170,093 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	441,299	440,280
Accumulated other comprehensive loss	(3,107)	(3,571)
Accumulated deficit	(367,742)	(363,370)
Lineage Cell Therapeutics, Inc. shareholders’ equity	70,450	73,339
Noncontrolling deficit	(1,435)	(1,403)
Total shareholders’ equity	69,015	71,936
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,205	$123,664

See accompanying notes to the condensed consolidated interim financial statements.

3 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Collaboration revenues	$2,121	$4,865
Royalties	265	372
Total revenues	2,386	5,237

Cost of sales	(119)	(176)

Gross profit	2,267	5,061

OPERATING EXPENSES:
Research and development	4,185	2,988
General and administrative	4,724	8,469
Total operating expenses	8,909	11,457
Loss from operations	(6,642)	(6,396)
OTHER INCOME (EXPENSES):
Interest income, net	410	1
Unrealized gain (loss) on marketable equity securities	40	(735)
Gain on revaluation of warrant liability	1	221
Other expenses, net	(16)	(184)
Total other income (expenses), net	435	(697)
LOSS BEFORE INCOME TAXES	(6,207)	(7,093)

Deferred income tax benefit	1,803	-

NET LOSS	(4,404)	(7,093)

Net loss attributable to noncontrolling interest	32	6

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(4,372)	$(7,087)

NET LOSS PER COMMON SHARE:
BASIC	$(0.03)	$(0.04)
DILUTED	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	170,127	169,647
DILUTED	170,127	169,647

See accompanying notes to the condensed consolidated interim financial statements.

4 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(4,404)	$(7,093)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	373	124
Unrealized gain on marketable debt securities	91	-
COMPREHENSIVE LOSS	(3,940)	(6,969)
Less: Comprehensive loss attributable to noncontrolling interest	32	6
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(3,908)	$(6,963)

See accompanying notes to the condensed consolidated interim financial statements.

5 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(4,372)	$(7,087)
Net loss attributable to noncontrolling interest	(32)	(6)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash (used in) provided by operating activities:
Accretion of income on marketable debt securities	(326)	-
Unrealized (gain)/loss on marketable equity securities	(40)	735
Depreciation expense, including amortization of leasehold improvements	138	150
Amortization of intangible assets	33	28
Stock-based compensation	1,031	1,106
Deferred income tax benefit	(1,803)	-
Gain on revaluation of warrant liability	(1)	(221)
Foreign currency remeasurement	466	75
Changes in operating assets and liabilities:
Accounts receivable, net (Note 3)	95	50,321
Prepaid expenses and other current assets	(847)	573
Accounts payable and accrued liabilities (Note 7)	(3,463)	(18,905)
Deferred revenue and other liabilities (Note 3)	(2,121)	(4,865)
Net cash (used in) provided by operating activities	(11,242)	21,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable debt securities	(7,718)	-
Maturities of marketable debt securities	23,332	-
Purchase of equipment and other assets, net	(188)	(46)
Net cash provided by (used in) investing activities	15,426	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	51	379
Common shares received and retired for employee taxes paid	(37)	(8)
Proceeds from exercise of subsidiary warrants, net	-	2
Proceeds from sale of common shares	-	148
Repayment of financing lease liability	(13)	(8)
Net cash provided by financing activities	1	513
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	(42)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,085	22,329
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	11,936	56,277
At end of the period	$16,021	$78,606
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2	$5

See accompanying notes to the condensed consolidated interim financial statements

6 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

We are a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. Cells which we manufacture are created by applying developmental biological differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These cells are transplanted into patients and are designed to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment functional activity in the affected person.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success. As one example, in December 2021 we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. See Note 14 (Commitments and Contingencies) to our condensed consolidated interim financial statements included elsewhere in this report for discussion on the Roche Agreement.

As of March 31, 2023, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

Product Candidates

●	OpRegen®, an allogeneic retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 2a multicenter clinical trial, being conducted by Genentech, for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic or dry AMD. A previous Phase 1/2a trial conducted by Lineage enrolled twenty-four (24) individuals with dry AMD with GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in long-term follow-up from a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine (“CIRM”). Additional clinical trials are being planned.

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss (“DHL”).
●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

●	VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”). This clinical trial is being funded and conducted by Cancer Research UK (“CRUK”), one of the world’s largest independent cancer research charities. An additional VAC-based product candidate is in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

7 | Page

Other Programs

We have additional undisclosed product candidates being considered for development and which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our intellectual property and additional related technologies and capabilities, through partnering and/or strategic transactions.

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The unaudited condensed consolidated interim financial statements presented herein, and discussed below, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 10-K.

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

Principles of consolidation

Lineage’s condensed consolidated interim financial statements include the accounts of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries of the outstanding shares of its subsidiaries as of March 31, 2023.

Subsidiary	Field of Business	Lineage Ownership		Country
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	94	%(1)(2)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%		Singapore

(1)	Includes shares owned by Lineage and ES Cell International Pte. Ltd.

(2)	As of December 31, 2021 our ownership percentage of Cell Cure Neurosciences Ltd. (“Cell Cure”) was approximately 99%. In July 2022, Hadasit Bio-Holdings Ltd exercised its remaining warrants to purchase 21,999 ordinary shares of Cell Cure. Lineage’s ownership percentage of Cell Cure decreased as a result of the warrant exercise. As of March 31, 2023, our ownership percentage of Cell Cure was approximately 94%.

8 | Page

As of March 31, 2023, Lineage consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s condensed consolidated balance sheets.

Liquidity

At March 31, 2023, we had $46.8 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report.

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

As of March 31, 2023, $63.8 million remained available for sale under our at the market offering program. See Note 11 (Shareholders’ Equity) to the condensed consolidated interim financial statements included in this report for additional information.

We may use our marketable securities for liquidity as necessary and as market conditions allow. The market value of our marketable securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to our licensors under various license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under vendor contracts to provide research services and other purchase commitments with suppliers.

Our obligations to licensors under various license agreements and related to grants received from government entities require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement. See Note 14 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of March 31, 2023, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

9 | Page

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

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2022 10-K. There have been no changes to our significant accounting policies during the three months ended March 31, 2023.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Lineage adopted this standard on January 1, 2023 and it did not have a significant impact on our condensed consolidated interim financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted – The following recently issued accounting pronouncement that is not yet effective should be read in conjunction with the recently issued accounting pronouncements discussed in the 2022 10-K.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This would apply to companies meeting certain criteria that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. During 2022, FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extended the sunset date of Topic 848 to December 31, 2024. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended March 31, (Unaudited)
	2023	2022

Royalties	$265	$372

Revenues under collaborative agreements
Upfront license fees	$2,121	$4,865
Total revenues under collaborative agreements	2,121	4,865

Total revenue	$2,386	$5,237

During the three months ended March 31, 2023, we recognized $2.4 million in total revenue, of which $2.1 million was recognized in collaboration revenues related to the $50.0 million upfront payment from Roche, which was included in deferred revenues at December 31, 2022. During the three months ended March 31, 2022, we recognized $5.2 million in total revenue, of which $4.9 million was recognized in collaboration revenues related to the $50.0 million upfront payment from Roche, which was included in deferred revenues at December 31, 2021.

10 | Page

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

Accounts receivable and other receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable and other receivable, net	$173	$297
Deferred revenues	35,026	37,146

As of March 31, 2023, the amounts included in the transaction price of our contracts with customers (ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)), including collaboration partners, and allocated goods and services not yet provided were $36.6 million, of which $35.0 million has been collected and is reported as deferred revenues, and $1.6 million relates to unfulfilled commitments related to the ITI collaboration (see Note 14 (Commitments and Contingencies) for additional information), the latter is currently estimated to be delivered by the end of the first quarter of 2024. Of the total deferred revenues of $35.0 million, approximately $11.0 million is expected to be recognized within the next 12 months.

4. Marketable Debt Securities

The following tables are a summary of available-for-sale debt securities in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023 (Unaudited)
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$30,960	$1	$(60)	$30,901
Total	30,960	1	(60)	30,901

	December 31, 2022
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$46,247	$2	$(152)	$46,097
Total	46,247	2	(152)	46,097

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of March 31, 2023. We believe that the individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable securities to their maturity. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at March 31, 2023.

11 | Page

As of March 31, 2023 the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale debt securities maturing:
In one year or less	$30,960	$30,901
Total available-for-sale debt securities	30,960	30,901

As of March 31, 2023 and December 31, 2022 we did not have any marketable debt securities which were classified as cash equivalents on the condensed consolidated balance sheets.

5. Marketable Equity Securities

As of March 31, 2023, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $0.4 million as of that date, based on the closing price of OncoCyte common stock of $0.35 per share on that date.

As of December 31, 2022, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $0.4 million as of that date, based on the closing price of OncoCyte common stock of $0.32 per share on that date.

For the three months ended March 31, 2023, Lineage recorded a net unrealized gain on marketable equity securities of $0.04 million related to changes in fair market value of OncoCyte common stock price during the quarter. For the three months ended March 31, 2022, Lineage recorded a net unrealized loss on marketable equity securities of $0.7 million related to changes in fair market value of OncoCyte’s common stock price during the quarter.

All share prices are determined based on the closing price of OncoCyte common stock on the NYSE American on the last day of the applicable quarter, or the last trading day of the applicable quarter, if the last day of a quarter fell on a day that was not a trading day.

6. Property and Equipment, Net

At March 31, 2023 and December 31, 2022 property and equipment, net was comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Equipment, furniture and fixtures	$3,291	$3,264
Leasehold improvements	2,313	2,150
Right-of-use assets	6,090	6,109
Accumulated depreciation and amortization	(6,110)	(5,850)
Property and equipment, net	$5,584	$5,673

Property and equipment for financing leases was $199,000 and $121,000 on March 31, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense amounted to $138,000 and $150,000 for the three months ended March 31, 2023 and 2022, respectively.

12 | Page

7. Goodwill and Intangible Assets, Net

At March 31, 2023 and December 31, 2022 goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,484)	(19,451)
Intangible assets, net	$46,659	$46,692

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger, see Note 14 (Commitment and Contingencies) for further discussion on the Asterias Merger.

(2)

Asterias had two in-process research and development (“IPR&D”) intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC platform.

(3)

Asterias had royalty cash flows under certain specific patent families it acquired from Geron Corporation (“Geron”). Such patents are expected to continue to generate revenue, are not used in the OPC1 or the VAC platform, and are considered to be separate long-lived intangible assets under Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations.

(4)	As of March 31, 2023 acquired patents were fully amortized and the acquired royalty contracts had a remaining unamortized balance of approximately $119,000.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized approximately $33,000 in amortization expense of intangible assets during each of the three months ended March 31, 2023 and 2022.

Amortization of intangible assets for periods subsequent to March 31, 2023 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2023	$97
2024	22
Total	$119

13 | Page

8. Accounts Payable and Accrued Liabilities

At March 31, 2023 and December 31, 2022 accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Accounts payable	$3,001	$2,393
Accrued compensation	1,810	2,382
Accrued liabilities (1)	404	3,833
Other current liabilities	37	-
Total	$5,252	$8,608

(1)	Decrease in accrued liabilities was due to a payment made in connection with the settlement of litigation in February 2023 related to the Asterias Merger. See Note 14 (Commitment and Contingencies) for additional information.

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

We measure our money market fund, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows for March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$8,098	$8,098	$-	$-
Marketable debt securities	30,901	30,901	-	-
Marketable equity securities	462	462	-	-
Total assets measured at fair value	$39,461	$39,461	$-	$-
Liabilities:
Warrants to purchase Cell Cure ordinary shares (2)	1	-	-	1
Total liabilities measured at fair value	$1	$-	$-	$1

14 | Page

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$4,102	$4,102	$-	$-
Marketable debt securities	46,097	46,097	-	-
Marketable equity securities	423	423	-	-
Total assets measured at fair value	$50,622	$50,622	$-	$-
Liabilities:
Warrants to purchase Cell Cure ordinary shares (2)	2	-	-	2
Total liabilities measured at fair value	$2	$-	$-	$2

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(2)	Included in other current liabilities and/or long-term liabilities in the accompanying condensed consolidated balance sheet.

10. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of which were named defendants in the lawsuits, prior to being dismissed. Through March 31, 2023, Lineage has incurred a total of approximately $620,000 in legal expenses on behalf of the foregoing parties.

11. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Common Shares

Lineage is authorized to issue 250,000,000 common shares, no par value. As of March 31, 2023 and December 31, 2022, there were 170,173,789 and 170,093,114 common shares issued and outstanding, respectively.

15 | Page

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

As of March 31, 2023, Lineage had sold 108,200 common shares under the December 2021 Prospectus Supplement at a weighted average price per share of $2.55 for gross proceeds of $0.3 million. As of March 31, 2023, $63.8 million remained available for sale under the December 2021 Prospectus Supplement, and no shares have been sold in quarter ended March 31, 2023.

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three months ended March 31, 2023 and 2022 (unaudited and in thousands):

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2022	-	$-	170,093	$440,280	$(363,370)	$(1,403)	$(3,571)	$71,936
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	53	(37)	-	-	-	(37)
Shares issued upon exercise of stock options	-	-	28	25	-	-	-	25
Stock-based compensation	-	-	-	1,031	-	-	-	1,031
Unrealized gain on marketable securities	-	-	-	-	-	-	91	91
Foreign currency translation gain	-	-	-	-	-	-	373	373
NET LOSS	-	-	-	-	(4,372)	(32)	-	(4,404)
BALANCE AT MARCH 31, 2023	-	$-	170,174	$441,299	$(367,742)	$(1,435)	$(3,107)	$69,015

16 | Page

	Preferred Shares		Common Shares			Noncontrolling	Accumulated Other	Total
	Number		Number		Accumulated	Interest/	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Deficit	(Deficit)	Income/(Loss)	Equity
BALANCE AT DECEMBER 31, 2021	-	$-	169,477	$434,529	$(337,097)	$(1,323)	$(5,211)	$90,898
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(8)	-	-	-	(8)
Shares issued upon exercise of stock options	-	-	240	189	-	-	-	189
Subsidiary warrant exercise	-	-	-	2	-	-	-	2
Stock-based compensation	-	-	-	1,106	-	-	-	1,106
Foreign currency translation gain	-	-	-	-	-	-	124	124
NET LOSS	-	-	-	-	(7,087)	(6)	-	(7,093)
BALANCE AT MARCH 31, 2022	-	$-	169,727	$435,818	$(344,184)	$(1,329)	$(5,087)	$85,218

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 15,000,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As of March 31, 2023, there were 5,830,827 shares available for grant under the 2021 Plan.

As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Number of RSUs Outstanding	Weighted Average Exercise Price
December 31, 2022	6,001	939	$1.40
Options granted	5,235	-	1.46
Options expired/forfeited/cancelled	(22)	-	1.37
RSUs forfeited	-	(100)	-
RSUs vested	-	(80)	-
March 31, 2023	11,214	759	$1.43
Options exercisable at March 31, 2023	1,032		$1.40

17 | Page

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2022	12,172	$1.83
Options exercised	(28)	0.90
Options expired/forfeited/cancelled	(46)	2.32
March 31, 2023	12,098	$1.83
Options exercisable at March 31, 2023	9,289	$1.79

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Three Months Ended March 31, (unaudited)
	2023	2022
Expected life (in years)	6.25	6.25
Risk-free interest rates	4.2%	1.9%
Volatility	74.5%	73.4%
Dividend yield	-%	-%

Operating expenses include stock-based compensation expense as follows (in thousands):

	There Months Ended March 31, (unaudited)
	2023	2022
Research and development	$205	$215
General and administrative	826	891
Total stock-based compensation expense	$1,031	$1,106

As of March 31, 2023, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans (including the 2018 inducement option), were $13.0 million, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

Basic and diluted net income (loss) per share attributable to common shareholders

Basic earnings per share is calculated by dividing net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or restricted stock units, subject to repurchase by Lineage, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options restricted stock awards and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the three months ended March 31, 2023 and 2022, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

18 | Page

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Stock options	23,312	19,665
Restricted stock units	759	1,010

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

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will decrease our tax deduction for research and development expenses in future years.

The 2017 Tax Act subjects a U.S. stockholder to Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. Lineage incurred GILTI income during the years 2021 and 2022. For the three months ended March 31, 2023, no GILTI income was included in the Company’s tax provision.

For the three months ended March 31, 2023, Lineage recorded a $1.8 million deferred tax benefit that was primarily related to federal net operating losses generated for the three months ended March 31, 2023. For the three months ended March 31, 2022, Lineage did not record a deferred tax benefit.

14. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on the later of (i) the date of substantial completion of the landlord’s work or (ii) March 1, 2023 (the “Extended Term Commencement Date”). The lease expires on March 31, 2026, and rent was abated for months two through four of the Extended Term. The monthly base rent was $24,666 through the Extended Term Commencement Date, after which it increased to $25,197. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, this amount is included in deposits and other long-term assets on the condensed consolidated balance sheet as of March 31, 2023.

19 | Page

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

Carlsbad Sublease

In September 2022, Lineage, as sublessee, entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and expires on March 31, 2024. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, this amount is included in deposits and other long-term assets on the condensed consolidated balance sheet as of March 31, 2023. Base rent is $22,500 per month until the lease expires.

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

In January 2018, Cell Cure entered into a lease for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility that expires on December 31, 2027, with an option to extend the lease for five years (the “January 2018 Lease”). Base rent and construction allowance payments are NIS 93,827 per month (approximately $26,000 per month). Cell Cure has provided a $458,000 security deposit to the landlord to be held as restricted cash during the term of its facility lease, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of March 31, 2023.

In November 2021, Cell Cure entered into a lease for an additional 133 square meters (approximately 1,432 square feet) of office space in the same facility that commenced on December 1, 2021, and expires on December 31, 2027, with an option to extend the lease for five years. The base monthly rent was NIS 11,880 (approximately US $3,757) thorough October 31, 2022 and increased to NIS 12,494 (approximately US $3,951) on November 1, 2022.

In August 2022, Cell Cure entered into a new lease for 300 square meters (approximately 3,229 square feet) of office and laboratory space in Jerusalem, Israel that expires on December 31, 2027, with an option to extend the lease for five years. Base monthly rent is 16,350 NIS (approximately $4,800 per month). When executing the new lease, Cell Cure modified the expiration dates and options terms for the leases identified above to align with the new lease.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$315	$255
Operating cash flows from financing leases	2	5
Financing cash flows from financing leases	13	8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	33
Finance leases	79	-

20 | Page

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2023	December 31, 2022
Operating leases
Right-of-use assets, net	$3,215	$3,517

Right-of-use lease liabilities, current	$912	$916
Right-of-use lease liabilities, noncurrent	2,542	2,860
Total operating lease liabilities	$3,454	$3,776

Financing leases
Right-of-use assets, net	$173	$105

Lease liabilities, current	$48	$29
Lease liabilities, noncurrent	133	84
Total finance lease liabilities	$181	$113

Other current liabilities	$3	$7
Total finance lease liabilities	$184	$120

Weighted average remaining lease term
Operating leases	4.1 years	4.3 years
Finance leases	3.6 years	4.1 years
Weighted average discount rate
Operating leases	6.4%	6.3%
Finance leases	6.8%	6.9%

Future minimum lease commitments are as follows as of March 31, 2023 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2023	$788	$51
2024	957	61
2025	885	51
2026	647	27
2027	685	18
Total lease payments	3,962	208
Less imputed interest	(508)	(24)
Total	$3,454	$184

21 | Page

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

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Subsequently, Lineage, via Cell Cure, paid $12.1 million to the IIA, and $8.9 million to Hadasit Medical Research Services and Development Ltd. (“Hadasit’). Such payments were made in accordance with obligations under the Innovation Law (as discussed below) and under the terms of Cell Cure’s agreements with Hadasit (as discussed below). The payment to Hadasit was reduced by $1.9 million in accordance with the provisions of such agreements discussed below that reduce the sublicensing fee payable to Hadasit for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs are not incurred within five years after the execution of the Roche Agreement, Cell Cure will be required to pay Hadasit 21.5% of the amount of costs not incurred.

ITI Collaboration Agreement

Under Lineage’s collaborative agreement with Immunomic Therapeutics, Inc. (“ITI”), Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to the development of an allogeneic VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate. As of March 31, 2023, Lineage has a remaining performance obligation of approximately $1.6 million for the forementioned activities. Upon execution of the agreement, ITI paid Lineage $0.5 million and a subsequent milestone of $0.5 million upon receipt of research-grade VAC-CMV product generated by Lineage. ITI is currently evaluating its next step under the collaboration agreement.

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

Under the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744, and the regulations (collectively the “Innovation Law”), guidelines, rules, procedures and benefit tracks thereunder, annual research and development programs that meet specified criteria and were approved by a committee of the IIA were eligible for grants. The grants awarded were typically up to 50% of the project’s expenditures, as determined by the IIA committee and subject to the benefit track under which the grant was awarded.

22 | Page

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage is obligated to pay the IIA approximately 24.3% of the upfront, milestone, and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of March 31, 2023, the aggregate cap amount was approximately $91.7 million.

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

Second Amendment to Clinical Trial and Option Agreement and License Agreement with Cancer Research UK

In May 2020, Lineage and Asterias entered into a Second Amendment to Clinical Trial and Option Agreement (the “CTOA Amendment”) with CRUK and Cancer Research Technology (“CRT”), which amends the Clinical Trial and Option Agreement entered into between Asterias, CRUK and CRT dated September 8, 2014, as amended September 8, 2014. Pursuant to the CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK.

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

Other Contingent Obligations

Other than disclosed above, we have obligations under various license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of March 31, 2023, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

23 | Page

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

Premvia Litigation Settlement

In July 2019, the Company, along with other named defendants, was sued in the Superior Court of the State of California in a matter captioned Gonzalez v. Aronowitz, M.D., et al. The plaintiff asserted medical negligence and product liability causes of action relating to the 2017 and 2018 use in a clinical trial of a product candidate, Premvia, that the Company is no longer developing and has no plans to pursue, and that is not related to the cell therapy candidates the Company currently is developing. In February 2023, the Company and the other defendants each entered into settlement agreements with the plaintiff pursuant to which the defendants without admitting any liability, which the defendants expressly denied, each agreed to pay specified amounts to the plaintiff in exchange for a full settlement and release and discharge of claims. The Company’s insurance covered the full amount paid by the Company excluding the $25,000 insurance deductible.

24 | Page

HBL Books and Records Request

On April 17, 2023, Cell Cure Neurosciences Ltd. (“Cell Cure”), Lineage’s subsidiary, received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of Cell Cure. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and Cell Cure pursuant to which Cell Cure conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of Cell Cure relating to the OpRegen® program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as Cell Cure’s controlling shareholder, and members of Cell Cure’s board of directors caused damage to Cell Cure because the Intercompany Agreement was an interested party transaction that was not fairly priced and exploits Cell Cure’s resources for the benefit of Lineage. The motion seeks an order to compel Cell Cure to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. Lineage disputes the allegations and Cell Cure intends to oppose the motion. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

Employment Contracts

Lineage has entered into employment agreements with certain executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements. Accordingly, Lineage has not recorded any liabilities for these agreements as of March 31, 2023 or December 31, 2022.

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

15. Subsequent Events

HBL Books and Records Request

On April 17, 2023, Cell Cure Neurosciences Ltd. (“Cell Cure”), Lineage’s subsidiary, received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999 and Article 2 of the Israeli Class Action Regulations – 2010 filed by HBL Hadasit Bio-Holdings Ltd., currently an approximately 5% shareholder of Cell Cure. For a discussion of legal proceedings in which we are involved, see Note 14 (Commitments and Contingencies) in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

25 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and notes thereto included in this report and our audited financial statements and notes thereto for the year ended December 31, 2022 included in the 2022 10-K. Past operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements. See “Special Note Regarding Forward-Looking Statements,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2022 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors.”

All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.

Company and Business Overview

We are a clinical-stage biotechnology company developing novel cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. Cells which we manufacture are created by applying developmental biological differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These cells are transplanted into patients and are designed to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment functional activity in the affected person.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally, or in conjunction with strategic partners, to further enhance their value and probability of success. As one example, in December 2021 we entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group, wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. See Note 14 (Commitments and Contingencies) to our condensed consolidated interim financial statements included elsewhere in this report for discussion on the Roche Agreement.

As of March 31, 2023, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached clinical testing:

Product Candidates

●	OpRegen®, an allogeneic retinal pigment epithelium (“RPE”) cell replacement therapy currently in a Phase 2a multicenter clinical trial, being conducted by Genentech, for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), also known as atrophic or dry AMD. A previous Phase 1/2a trial conducted by Lineage enrolled twenty-four (24) individuals with dry AMD with GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

26 | Page

●	OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in long-term follow-up from a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries. To date, five (5) patients with thoracic spinal cord injuries and twenty-five (25) patients with cervical spinal cord injuries have been enrolled in clinical trials of OPC1. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine. Additional clinical trials are being planned.

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss.
●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

●	VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. One of the VAC product candidates, VAC2, is currently in a Phase 1 clinical trial in non-small cell lung cancer. This clinical trial is being funded and conducted by Cancer Research UK, one of the world’s largest independent cancer research charities. An additional VAC-based product candidate is in preclinical development with our partner, Immunomic Therapeutics, Inc., for the treatment of glioblastoma multiforme.

Other Programs

We have additional undisclosed product candidates being considered for development and which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our intellectual property and additional related technologies and capabilities, through partnering and/or strategic transactions.

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2022 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. There have not been any changes to our significant accounting policies or their application since we filed our 2022 10-K.

27 | Page

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Collaboration revenues	$2,121	$4,865	$(2,744)	(56)%
Royalties	265	372	(107)	(29)%
Total revenues	2,386	5,237	(2,851)	(54)%
Cost of sales	(119)	(176)	57	(32)%
Gross profit	$2,267	$5,061	$(2,794)	(55)%

The $2.9 million decrease in total revenues was due to a $2.7 million decrease in collaboration revenues related to less current period recognition of the $50.0 million upfront licensing payment from Roche, resulting from an updated collaboration forecast. The collaboration revenue was included in deferred revenues at December 31, 2022 (see Note 3 for further discussion). Royalty revenues decreased by $0.1 million as a result of patents which expired in the fourth quarter of 2022.

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

The amounts in the table below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)		$ Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Research and development expenses	$4,185	$2,988	$1,197	40%
General and administrative expenses	4,724	8,469	(3,745)	(44)%

28 | Page

The following table shows the amount of our total research and development expenses by program for the periods presented (in thousands).

	Three Months Ended March 31, (unaudited)
	Amount		Percent of Total
Program	2023	2022	2023	2022
OpRegen®	$1,517	$1,277	36%	42%
OPC1	1,401	920	34%	31%
ANP1	443	56	10%	2%
PNC1	158	-	4%	-%
VAC platform	286	733	7%	25%
All other programs	380	2	9%	-%
Total research and development expenses	$4,185	$2,988	100%	100%

Research and development expenses. For the three months ended March 31, 2023, the $1.2 million increase in total research and development expenses is mainly attributable to: (i) a $0.2 million net increase in expenses related to our OpRegen program, attributable to additional work being performed on the Roche collaboration; (ii) a $0.5 million net increase in expenses related to our OPC1 program, primarily related to nonclinical activities; (iii) a $0.4 million increase in expenses related to our ANP1 program, primarily related to manufacturing activities for our allogeneic auditory neuron cell transplant program; (iv) a $0.2 million increase in expenses related to our PNC1 program, primarily related to research and development activities for our allogeneic photoreceptor cell transplant program; (v) a $0.4 million decrease in expense related to our VAC program, primarily related to less manufacturing activities; and (vi) a $0.4 million increase in expenses related to other programs.

General and administrative expenses. For the three months ended March 31, 2023, the $3.7 million year-over-year decrease in general and administrative expenses was attributable to (i) a $3.5 million decrease in legal and litigation expense, primarily related to the Asterias litigation settlement accrued in the prior year, and a (ii) a $0.2 million decrease in audit and tax services.

Other income and (expenses), net

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands):

	Three Months Ended March 31, (unaudited)
	2023	2022
Other income (expenses), net
Interest income, net	$410	$1
Unrealized gain (loss) on marketable equity securities	40	(735)
Gain on revaluation of warrant liability	1	221
Other expenses, net	(16)	(184)
Total other income (expenses), net	$435	$(697)

Marketable debt securities. During the third quarter of 2022, we began to invest our excess cash in short-term U.S. Treasury securities resulting in an increase in interest income. See Note 4 (Marketable Debt Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable debt securities.

Marketable equity securities. We expect our total other income (expenses), net, to fluctuate each reporting period based on the changes in the market price of the common stock of OncoCyte Corporation (“OncoCyte”), which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. We also account for the shares we hold in Hadasit Bio-Holdings as marketable equity securities. These shares are carried at fair market value on our consolidated balance sheets. The accounting transactions for these shares were not material for either of the three months ended March 31, 2023 and 2022. See Note 5 (Marketable Equity Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities.

29 | Page

Other income and (expenses), net. Other expenses, net, for each of the three months ended March 31, 2023 and 2022 consisted of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd and an employee retention credit payroll tax refund (discussed below). Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable and notes receivable between Cell Cure and Lineage.

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company is eligible for an employee retention credit subject to certain criteria. The employee retention credit is a payroll tax refund per employee, which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. For the three months ended March 31, 2023, we recorded an employee retention credit of $0.5 million, due to a decline in the quarterly revenue during 2020 and 2021 as compared to the same quarterly period in 2019. We recorded the transaction as other income on the condensed consolidated statement of operations and as a receivable on the condensed consolidated balance sheet. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

Income Taxes

Under ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance as of December 31, 2018, due to the uncertainty of realizing future tax benefits from the net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by its subsidiaries.

For the three months ended March 31, 2023, Lineage recorded a $1.8 million deferred tax benefit that was primarily related to federal net operating losses generated for the three months ended March 31, 2023. For the three months ended March 31, 2022, Lineage did not record a deferred tax benefit. See Note 13 (Income Taxes) for additional information.

30 | Page

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through proceeds from the sale of shares of our common stock, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

As of March 31, 2023, $63.8 million remained available for sale under our at the market offering program and we owned marketable securities with a fair value of $31.4 million based on the closing price of such securities on that date. See Note 4 (Marketable Debt Securities), Note 5 (Marketable Equity Securities) and Note 11 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding the marketable securities we own and our at the market offering program, respectively. We may sell shares of our common stock and the marketable securities we own for liquidity. However, when we can effect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price and volume of our common stock and of the marketable securities we own. The market value of our marketable securities may not represent the amount that could be realized in a sale of such securities due to various market factors, including prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing pandemics, including the COVID-19 pandemic, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

Cash Flows

Cash flows (used in) provided by operating activities

Net cash used in operating activities was $11.2 million for the three months ended March 31, 2023, which primarily reflects the loss from operations of $6.6 million plus the changes in assets and liabilities of $6.3 million. These items were offset by the non-cash expenses of $1.0 million for stock-based compensation and $0.2 million for depreciation and amortization. The foreign currency remeasurement and deferred tax benefit had no effect on cash flows.

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

Cash flows provided by (used in) investing activities

Cash provided by investing activities for the three months ended March 31, 2023 was $15.4 million and consisted of $23.3 million in U.S. Treasury securities which matured during the period, offset with $7.7 million related to the purchase of U.S. Treasury securities and $0.2 million for the purchase of equipment.

Cash used by investing activities for the three months ended March 31, 2022 was $0.1 million and related to the purchase of equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2023 was de minimis.

Cash provided by financing activities for the three months ended March 31, 2022 was $0.5 million and consists of $0.4 million of proceeds we received from the exercise of employee stock options and $0.1 million of net proceeds we received from the sale of common shares under our at the market offering program.

31 | Page

Financial Obligations

Our financial obligations primarily consist of obligations to our licensors under various license agreements, obligations related to grants received from government entities, including the IIA, obligations under vendor contracts to provide research services and other purchase commitments with suppliers.

Our obligations to licensors under various license agreements and related to grants received from government entities require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement, see Note 14 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of March 31, 2023, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As discussed above, we have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, Cell Cure has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.3% of any future payments received under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full, which currently stands at approximately $91.7 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement. As of March 31, 2023, we have not included any future financial obligations due to the IIA under the Innovation Law in our consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 14 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Under the terms of the leases for the facilities from which Cell Cure and Lineage operate, a total of $4.0 million of rent payments will become due, of which $0.8 million will become due in 2023.

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

Future Funding Requirements

At March 31, 2023, we had an accumulated deficit of approximately $367.7 million. We expect to continue to incur losses for at least the next several years. We expect that our operating expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. As a result, we will need significant additional capital to fund our operations. Our determination as to when we will seek additional capital and the amount of additional capital that we will need will be based on our evaluation of the progress we make in our research and development programs, changes to the scope and focus of those programs, changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. If we are unable to raise additional capital when and as needed, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites.

32 | Page

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

We believe that our $46.8 million in cash, cash equivalents and marketable securities at March 31, 2023, provide sufficient liquidity to carry out our current planned through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales under our at the market offering program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

33 | Page

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time-to-time we may be involved in a variety of legal proceedings. Such proceedings may initially be viewed as immaterial but could later prove to be material. Legal proceedings are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, legal proceedings could involve significant expense and diversion of management’s attention and resources from other matters. For a discussion of legal proceedings in which we are involved, see Note 14 (Commitments and Contingencies) in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described in the 2022 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell our common shares. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common shares, in which case you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in the 2022 10-K.

34 | Page

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

LINEAGE CELL THERAPEUTICS, INC.

Date: May 11, 2023	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: May 11, 2023	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer

37 | Page