Form 10-Q
period 2023-06-30
Lineage Cell Therapeutics, Inc.
filed 2023-08-10
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of common shares outstanding as of August 4, 2023 was 174,986,671.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, but are also continued elsewhere in this report. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements in this report include, but are not limited to, statements about:

●	the potential to receive developmental, regulatory, and commercialization milestone and royalty payments under our Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc.;

●	our plans to research, develop and commercialize our product candidates;

●	the initiation, progress, success, cost and timing of our clinical trials and other product development activities;

●	the therapeutic potential of our product candidates, and the indications for which we intend to develop our product candidates;

●	our ability to successfully manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;

●	the potential of our cell therapy platform;

●	our expectations and plans regarding existing and potential future collaborations with third parties such as pharmaceutical and biotechnology companies, government agencies, academic laboratories, and research institutes for the discovery, development, and/or commercialization of novel cell therapy products;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	the potential scope and value of our intellectual property rights; and

●	the effects on our operations of pandemics, including the recent COVID-19 pandemic, geopolitical conflicts, political and economic instability, and rising inflation and interest rates.

2 | Page

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

MARKET DATA AND TRADEMARKS

This report may also contain market data, industry forecasts and other data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

All brand names or trademarks appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the symbols ® and TM, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

******

Unless otherwise stated or the context requires otherwise, references in this report to “Lineage,” the “Company,” “our company,” “we,” “us,” and “our” refer collectively to Lineage Cell Therapeutics, Inc. and its consolidated subsidiaries.

3 | Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,886	$11,355
Marketable securities	12,039	46,520
Accounts receivable, net (Note 3)	443	297
Prepaid expenses and other current assets	2,123	1,828
Total current assets	48,491	60,000

NONCURRENT ASSETS
Property and equipment, net (Notes 6 and 14)	5,310	5,673
Deposits and other long-term assets	588	627
Goodwill	10,672	10,672
Intangible assets, net	46,627	46,692
TOTAL ASSETS	$111,688	$123,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,685	$8,608
Lease liabilities, current portion (Note 14)	933	916
Financing lease, current portion (Note 14)	54	36
Deferred revenues (Note 3)	10,379	9,421
Other current liabilities	1	-
Total current liabilities	16,052	18,981

LONG-TERM LIABILITIES
Deferred tax liability	273	2,076
Deferred revenues, net of current portion (Note 3)	21,688	27,725
Lease liability, net of current portion (Note 14)	2,304	2,860
Financing lease, net of current portion (Note 14)	113	84
Other long-term liabilities	-	2
TOTAL LIABILITIES	40,430	51,728

Commitments and contingencies (Note 14)	-	-

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, authorized 2,000 shares; none issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common shares, no par value, 250,000 shares authorized; 174,439 and 170,093 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	448,249	440,280
Accumulated other comprehensive loss	(2,611)	(3,571)
Accumulated deficit	(372,971)	(363,370)
Lineage Cell Therapeutics, Inc. shareholders’ equity	72,667	73,339
Noncontrolling deficit	(1,409)	(1,403)
Total shareholders’ equity	71,258	71,936
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,688	$123,664

See accompanying notes to the condensed consolidated interim financial statements.

4 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
REVENUES:
Collaboration revenues	$2,871	$4,148	$4,992	$9,013
Royalties and license fees	354	405	619	777
Total revenues	3,225	4,553	5,611	9,790

Cost of sales	(127)	(215)	(246)	(391)

Gross profit	3,098	4,338	5,365	9,399

OPERATING EXPENSES:
Research and development	3,873	3,302	8,058	6,290
General and administrative	4,249	5,270	8,973	13,739
Total operating expenses	8,122	8,572	17,031	20,029
Loss from operations	(5,024)	(4,234)	(11,666)	(10,630)
OTHER INCOME (EXPENSES):
Interest income, net	382	51	792	51
Unrealized loss on marketable equity securities, net	(150)	(709)	(110)	(1,444)
Gain on revaluation of warrant liability	-	2	1	223
Other expenses, net	(411)	(1,892)	(427)	(2,075)
Total other income (expenses), net	(179)	(2,548)	256	(3,245)
LOSS BEFORE INCOME TAXES	(5,203)	(6,782)	(11,410)	(13,875)

Deferred income tax benefit	-	-	1,803	-

NET LOSS	(5,203)	(6,782)	(9,607)	(13,875)

Net (income) loss attributable to noncontrolling interest	(26)	19	6	25

NET LOSS ATTRIBUTABLE TO LINEAGE CELL THERAPEUTICS, INC.	$(5,229)	$(6,763)	$(9,601)	$(13,850)

NET LOSS PER COMMON SHARE:
BASIC	$(0.03)	$(0.04)	$(0.06)	$(0.08)
DILUTED	$(0.03)	$(0.04)	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	170,592	169,731	170,361	169,689
DILUTED	170,592	169,731	170,361	169,689

See accompanying notes to the condensed consolidated interim financial statements.

5 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
NET LOSS	$(5,203)	$(6,782)	$(9,607)	$(13,875)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	446	1,730	819	1,854
Unrealized gain on marketable debt securities	50	-	141	-
COMPREHENSIVE LOSS	(4,707)	(5,052)	(8,647)	(12,021)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(26)	19	6	25
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(4,733)	$(5,033)	$(8,641)	$(11,996)

See accompanying notes to the condensed consolidated interim financial statements.

6 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage Cell Therapeutics, Inc.	$(9,601)	$(13,850)
Net loss allocable to noncontrolling interest	(6)	(25)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash (used in) provided by operating activities:
Accretion of income on marketable debt securities	(516)	-
Unrealized loss on marketable equity securities, net	110	1,444
Depreciation expense, including amortization of leasehold improvements	276	296
Change in right-of-use assets and liabilities	81	(7)
Amortization of intangible assets	65	65
Stock-based compensation	2,311	2,341
Gain on revaluation of warrant liability	(1)	(223)
Deferred income tax benefit	(1,803)	-
Foreign currency remeasurement and other gain	1,012	2,331
Changes in operating assets and liabilities:
Accounts receivable, net (Note 3)	(147)	50,111
Prepaid expenses and other current assets	(270)	594
Accounts payable and accrued liabilities (Note 7)	(3,941)	(19,230)
Deferred revenue and other liabilities (Note 3)	(5,080)	(9,005)
Net cash (used in) provided by operating activities	(17,510)	14,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable debt securities	(12,635)	-
Maturities of marketable debt securities	47,664	-
Purchase of equipment and other assets, net	(444)	(143)
Net cash provided by (used in) investing activities	34,585	(143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	80	388
Common shares received and retired for employee taxes paid	(37)	(17)
Proceeds from exercise of subsidiary warrants, net	-	99
Proceeds from sale of common shares	5,789	148
Payments for offering costs	(174)	(57)
Repayment of financing lease liability	(29)	(15)
Net cash provided by financing activities	5,629	546
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(192)	(161)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,512	15,084

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	11,936	56,277
At end of the period	$34,448	$71,361

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$33,886	$70,857
Restricted cash included in deposits and other long-term assets (see Note 14 (Commitments and Contingencies))	562	504
Total cash, cash equivalents, and restricted cash	$34,448	$71,361

See accompanying notes to the condensed consolidated interim financial statements.

7 | Page

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are created by applying developmental biological differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These cells are transplanted into patients and are designed to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment the patient’s functional activity.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success. As one example, in December 2021 we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. See Note 14 (Commitments and Contingencies) for additional information regarding the Roche Agreement.

As of June 30, 2023, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached human clinical testing:

Product Candidates

●	OpRegen®, an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter clinical trial, being conducted by Roche, for the treatment of GA secondary to AMD, also known as atrophic or dry AMD. A previous Phase 1/2a trial we conducted enrolled individuals with dry AMD with GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in long-term follow-up from a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five patients with thoracic spinal cord injuries and 25 patients with cervical SCI have been enrolled in clinical trials of OPC1. We recently received a response from the U.S. Food and Drug Administration to our Type B meeting submission which will help guide our next regulatory interactions. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine (“CIRM”). Additional clinical trials are being planned.

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss (“DHL”).
●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

●	VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. A Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”) of one of the VAC product candidates, VAC2, was recently completed. This clinical trial was funded and conducted by Cancer Research UK (“CRUK”), one of the world’s largest independent cancer research charities. Another VAC-based product candidate is in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

8 | Page

Other Programs

We have additional undisclosed product candidates being considered for development covering a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates described above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

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

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 10-K.

The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Principles of consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets out Lineage’s ownership, directly or indirectly, of the outstanding shares of its subsidiaries as of June 30, 2023.

Subsidiary	Field of Business	Lineage Ownership		Country
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	94	%(1)(2)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%		Singapore

(1)	Includes shares owned by Lineage and ES Cell International Pte. Ltd.

(2)	As of December 31, 2021 our ownership percentage of Cell Cure Neurosciences Ltd. (“Cell Cure”) was approximately 99%. In July 2022, Hadasit Bio-Holdings Ltd exercised warrants to purchase 21,999 ordinary shares of Cell Cure. Lineage’s ownership percentage of Cell Cure decreased as a result.

As of June 30, 2023, Lineage consolidated its direct and indirect wholly-owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s condensed consolidated balance sheets.

9 | Page

Liquidity

At June 30, 2023, we had $45.9 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of the accompanying condensed consolidated interim financial statements.

Capital Resources

Since inception we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, OncoCyte and AgeX, receipt of proceeds from research grants, revenues from collaborations, royalties from product sales, and sales of research products and services.

As of June 30, 2023, $58.0 million remained available for sale under our at the market offering program (“ATM”). See Note 11 (Shareholders’ Equity) for additional information.

We may use our marketable securities for liquidity as necessary and as market conditions allow. The market value of our marketable securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the recent pandemics, including the COVID-19 pandemic, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 14 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of June 30, 2023, we have not included these commitments on our condensed consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof are not fixed and determinable.

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

10 | Page

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2022 10-K. There have been no changes to our significant accounting policies during the six months ended June 30, 2023.

Recently Issued and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Royalties and license fees	$354	$405	$619	$777

Revenues under collaborative agreements
Upfront license fees	$2,871	$4,148	$4,992	$9,013
Total revenues under collaborative agreements	$2,871	$4,148	$4,992	$9,013

Total revenue	$3,225	$4,553	$5,611	$9,790

During the three and six months ended June 30, 2023, we recognized $3.2 million and $5.6 million in total revenue, respectively, of which $2.9 million and $5.0 million, respectively, was recognized in collaboration revenues related to the $50.0 million upfront payment from Roche, which was included in deferred revenues at December 31, 2022.

During the three and six months ended June 30, 2022, we recognized $4.6 million and $9.8 million in total revenue, respectively, of which $4.1 million and $9.0 million, respectively, was recognized in collaboration revenues related to the $50.0 million upfront payment from Roche, which was included in deferred revenues at December 31, 2021.

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

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net (1)	$406	$297
Deferred revenues	32,067	37,146

(1)	Excludes government grants as Lineage has determined government grants are outside the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).

11 | Page

As of June 30, 2023, the amounts included in the transaction price of our contracts with customers (ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)), including collaboration partners, and allocated goods and services not yet provided were $33.7 million, of which $32.1 million has been collected and is reported as deferred revenues, and $1.6 million relates to unfulfilled commitments related to the ITI collaboration (see Note 14 (Commitments and Contingencies) for additional information), the latter is currently estimated to be delivered by the end of the second quarter of 2024. Of the total deferred revenues of $32.1 million, approximately $10.4 million is expected to be recognized within the next 12 months.

4. Marketable Debt Securities

The following tables are a summary of available-for-sale debt securities in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023 (Unaudited)
Financial Assets:	Amortized Cost	Unrealized Gaines	Unrealized Losses	Fair Value
U.S. Treasury securities	$11,735	$-	$(8)	$11,727
Total	$11,735	$-	$(8)	$11,727

	December 31, 2022
Financial Assets:	Amortized Cost	Unrealized Gaines	Unrealized Losses	Fair Value
U.S. Treasury securities	$46,247	$2	$(152)	$46,097
Total	$46,247	$2	$(152)	$46,097

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of June 30, 2023. We believe that the individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable securities to their maturity. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at June 30, 2023.

As of June 30, 2023, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$11,735	$11,727
Total available-for-sale debt securities	$11,735	$11,727

We did not have any marketable debt securities classified as cash equivalents on the condensed consolidated balance sheets as of June 30, 2023 or December 31, 2022.

5. Marketable Equity Securities

As of June 30, 2023, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $0.3 million as of that date, based on the closing price of OncoCyte common stock of $0.23 per share on that date.

As of December 31, 2022, Lineage owned 1.1 million shares of OncoCyte common stock, which had a fair value of $0.4 million as of that date, based on the closing price of OncoCyte common stock of $0.32 per share on that date.

For the three and six months ended June 30, 2023, Lineage recorded a net unrealized loss on marketable equity securities of $150,000 and $110,000, respectively, primarily related to changes in the fair market value of OncoCyte common stock price during the respective periods.

12 | Page

For the three and six months ended June 30, 2022, Lineage recorded a net unrealized loss on marketable equity securities of $0.7 million and $1.4 million, respectively, related to changes in the fair market value of OncoCyte’s common stock price during the respective periods.

All share prices are determined based on the closing price of OncoCyte common stock on the last day of the applicable quarter, or the last trading day of the applicable quarter, if the last day of a quarter fell on a day that was not a trading day.

6. Property and Equipment, Net

At June 30, 2023 and December 31, 2022 property and equipment, net was comprised of the following (in thousands):

	June 30, 2023	December 31,
	(Unaudited)	2022
Equipment, furniture and fixtures	$3,421	$3,264
Leasehold improvements	2,266	2,150
Right-of-use assets	6,006	6,109
Accumulated depreciation and amortization	(6,383)	(5,850)
Property and equipment, net	$5,310	$5,673

Property and equipment for financing leases was $196,000 and $121,000 on June 30, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense was $138,000 and $146,000 for the three months ended June 30, 2023 and 2022, respectively, and $276,000 and $296,000 for the six months ended June 30, 2023 and 2022, respectively.

7. Goodwill and Intangible Assets, Net

At June 30, 2023 and December 31, 2022 goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2023	December 31,
	(Unaudited)	2022
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,516)	(19,451)
Intangible assets, net	$46,627	$46,692

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger, see Note 14 (Commitment and Contingencies) for further discussion on the Asterias Merger.

13 | Page

(2)

Asterias had two in-process research and development (“IPR&D”) intangible assets that were valued at $46.5 million as part of the purchase price allocation performed in connection with the Asterias Merger. The fair value of these assets consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC platform.

(3)

Asterias had royalty cash flows under patent families it acquired from Geron Corporation (“Geron”). Such patent families are expected to continue to generate revenue, are not used in the OPC1 or the VAC platform, and are considered to be separate long-lived intangible assets under Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations.

(4)	As of June 30, 2023 acquired patents were fully amortized and the acquired royalty contracts had a remaining unamortized balance of approximately $87,000.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized approximately $32,000 in amortization expense of intangible assets during each of the three months ended June 30, 2023 and 2022, and $65,000 during each of the six months ended June 30, 2023 and 2022.

Amortization of intangible assets for periods subsequent to June 30, 2023 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2023	$65
2024	22
Total	$87

8. Accounts Payable and Accrued Liabilities

At June 30, 2023 and December 31, 2022 accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31,
	(Unaudited)	2022
Accounts payable	$2,187	$2,393
Accrued compensation	1,917	2,382
Accrued liabilities (1)	581	3,833
Total	$4,685	$8,608

(1)	The decrease in accrued liabilities was due to a payment made in connection with the settlement of litigation in February 2023 related to the Asterias Merger. See Note 14 (Commitment and Contingencies) for additional information.

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

14 | Page

●	Level 3 – Inputs to the valuation methodology are unobservable; that reflect management’s own assumptions about the assumptions market participants would make and significant to the fair value.

We have not transferred any instruments between the three levels of the fair value hierarchy.

We measure our money market fund, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows for June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$25,641	$25,641	$-	$-
Marketable debt securities	11,727	11,727	-	-
Marketable equity securities	312	312	-	-
Total assets measured at fair value	$37,680	$37,680	$-	$-
Liabilities:
Warrants to purchase Cell Cure ordinary shares (2)	$1	$-	$-	$1
Total liabilities measured at fair value	$1	$-	$-	$1

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$4,102	$4,102	$-	$-
Marketable debt securities	46,097	46,097	-	-
Marketable equity securities	423	423	-	-
Total assets measured at fair value	$50,622	$50,622	$-	$-
Liabilities:
Warrants to purchase Cell Cure ordinary shares (2)	$2	$-	$-	$2
Total liabilities measured at fair value	$2	$-	$-	$2

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(2)	Included in other current liabilities and/or long-term liabilities in the accompanying condensed consolidated balance sheet.

Lineage’s marketable equity securities includes the shares of stock of OncoCyte and Hadasit Bio-Holdings Ltd (“HBL”). Both securities have readily determinable fair values and are measured at fair value and reported as current assets on the accompanying condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented.

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities.

15 | Page

10. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 14), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of which were named defendants in the lawsuits, prior to being dismissed. Through June 30, 2023, Lineage has incurred approximately $625,000 in legal expenses on behalf of the foregoing parties.

11. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Common Shares

Lineage is authorized to issue 250,000,000 common shares, no par value. As of June 30, 2023 and December 31, 2022, there were 174,439,434 and 170,093,114 common shares issued and outstanding, respectively.

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

In December 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of up to $64.1 million of common shares (which included $14.1 million of its common shares which then remained unsold under the March 2021 Prospectus Supplement) through the ATM program under the Sales Agreement (“December 2021 Prospectus Supplement”). Following the filing of the December 2021 Prospectus Supplement, no further sales were made or will be made under the March 2021 Prospectus Supplement. The December 2021 Prospectus Supplement was updated, amended and supplemented by a prospectus supplement filed with the SEC on May 18, 2023.

As of June 30, 2023, Lineage had sold 4,345,596 common shares under the December 2021 Prospectus Supplement at a weighted average price per share of $1.41 for gross proceeds of $6.1 million. As of June 30, 2023, $58.0 million remained available for sale under the December 2021 Prospectus Supplement. During the three months ended June 30, 2023, 4,237,396 shares were sold under the December 2021 Prospectus Supplement for gross proceeds of $5.8 million and net proceeds of $5.7 million. No shares were sold in the three months ended March 31, 2023, or the six months ended June 30, 2022.

The shares offered under the December 2021 Prospectus Supplement are registered pursuant to Lineage’s effective shelf registration statement on Form S-3 (File No. 333-254167), which was filed with the SEC on March 5, 2021 and declared effective on March 19, 2021.

16 | Page

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

Reconciliation of Changes in Shareholders’ Equity

The following tables document the changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022 (unaudited and in thousands):

							Accumulated
	Preferred		Common				Other	Total
	Shares		Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2022	-	$-	170,093	$440,280	$(363,370)	$(1,403)	$(3,571)	$71,936
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	53	(37)	-	-	-	(37)
Shares issued upon exercise of stock options	-	-	28	25	-	-	-	25
Stock-based compensation	-	-	-	1,031	-	-	-	1,031
Unrealized gain on marketable securities	-	-	-	-	-	-	91	91
Foreign currency translation gain	-	-	-	-	-	-	373	373
Net loss	-	-	-	-	(4,372)	(32)	-	(4,404)
BALANCE - March 31, 2023	-	-	170,174	441,299	(367,742)	(1,435)	(3,107)	69,015
Shares issued through ATM	-	-	4,237	5,841	-	-	-	5,841
Financing related fees	-	-	-	(193)	-	-	-	(193)
Shares issued upon exercise of stock options	-	-	28	22	-	-	-	22
Stock-based compensation	-	-	-	1,280	-	-	-	1,280
Unrealized gain on marketable securities	-	-	-	-	-	-	50	50
Foreign currency translation gain	-	-	-	-	-	-	446	446
Net income (loss)	-	-	-	-	(5,229)	26	-	(5,203)
BALANCE - June 30, 2023	-	$-	174,439	$448,249	$(372,971)	$(1,409)	$(2,611)	$71,258

17 | Page

							Accumulated
	Preferred		Common				Other	Total
	Shares		Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2021	-	$-	169,477	$434,529	$(337,097)	$(1,323)	$(5,211)	$90,898
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(8)	-	-	-	(8)
Shares issued upon exercise of stock options	-	-	240	189	-	-	-	189
Subsidiary warrant exercise	-	-	-	2	-	-	-	2
Stock-based compensation	-	-	-	1,106	-	-	-	1,106
Foreign currency translation gain	-	-	-	-	-	-	124	124
Net loss	-	-	-	-	(7,087)	(6)	-	(7,093)
BALANCE - March 31, 2021	-	-	169,727	435,818	(344,184)	(1,329)	(5,087)	85,218
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	-	-	10	(9)	-	-	-	(9)
Shares issued upon exercise of stock options	-	-	11	10	-	-	-	10
Subsidiary warrant exercise, net	-	-	-	97	-	-	-	97
Stock-based compensation	-	-	-	1,235	-	-	-	1,235
Foreign currency translation gain	-	-	-	-	-	-	1,730	1,730
Net loss	-	-	-	-	(6,763)	(19)	-	(6,782)
BALANCE - June 30, 2022	-	$-	169,748	$437,151	$(350,947)	$(1,348)	$(3,357)	$81,499

12. Stock-Based Awards

Equity Incentive Plan Awards

In September 2021, our shareholders approved the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon such approval. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock awards. All of our employees (including those of our affiliates), non-employee directors and consultants are eligible to participate in the 2021 Plan.

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 15,000,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As of June 30, 2023, there were 6,269,022 shares available for grant under the 2021 Plan.

As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan.

18 | Page

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2022	6,001	$1.40
Options granted	5,271	$1.46
Options expired/forfeited/cancelled	(160)	$1.43
Balance at June 30, 2023	11,112	$1.43
Options exercisable at June 30, 2023	1,373	$1.39

Number of RSUs Outstanding
Balance at December 31, 2022	939
RSUs forfeited	(100)
RSUs vested	(80)
Balance at June 30, 2023	759

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2022	12,172	$1.83
Options exercised	(56)	$0.84
Options expired/forfeited/cancelled	(382)	$1.83
June 30, 2023	11,734	$1.83
Options exercisable at June 30, 2023	9,437	$1.79

Stock-based compensation expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Six Months ended June 30, (unaudited)
	2023	2022
Expected life (in years)	6.25	6.25
Risk-free interest rates	4.2%	2.0%
Volatility	74.5%	73.4%
Dividend yield	-	-

Operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months ended June 30, (unaudited)		Six Months ended June 30, (unaudited)
	2023	2022	2023	2022
Research and development	$264	$141	$469	$356
General and administrative	1,016	1,094	1,842	1,985
Total stock-based compensation expense	$1,280	$1,235	$2,311	$2,341

19 | Page

As of June 30, 2023, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans (including the 2018 inducement option), were $11.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

Basic and diluted net income (loss) per share attributable to common shareholders

Basic earnings per share is calculated by dividing net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, net of unvested restricted stock or RSUs, subject to repurchase by Lineage, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options, restricted stock awards and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the three and six months ended June 30, 2023 and 2022, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Stock options	22,846	18,832	22,846	18,832
Restricted stock units	759	967	759	967

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

The 2017 Tax Act subjects a U.S. stockholder to Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI: however, this deduction is limited to the company’s pre-GILTI U.S. income. Lineage incurred GILTI income during the years 2021 and 2022. For the three and six months ended June 30, 2023, no GILTI income was included in the Company’s tax provision.

20 | Page

Lineage recorded a $1.8 million deferred tax benefit for the six months ended June 30, 2023, due to the ability to offset certain deferred tax assets against the deferred tax liability associated with IPR&D, and the related release of the valuation allowance. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses. Lineage did not record a deferred tax benefit for the three months ended June 30, 2023, and did not record a deferred tax benefit for the three and six months ended June 30, 2022.

14. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on March 1, 2023 (the “Extended Term Commencement Date”). The lease expires on March 31, 2026, and rent was abated for months two through four of the Extended Term. The monthly base rent was $24,666 through the Extended Term Commencement Date, after which it increased to $25,197. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of June 30, 2023.

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

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and expires on March 31, 2024. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500. Base rent is $22,500 per month until the sublease expires.

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

In January 2018, Cell Cure entered into a lease for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility that expires on December 31, 2027, with an option to extend the lease for five years. Base rent and construction allowance payments are NIS 93,827 per month (approximately $26,000 per month). Cell Cure has a security deposit denominated in NIS with the landlord held as restricted cash during the term of its facility lease. The value of this security deposit in USD fluctuates based upon currency exchange rates and was $439,000 as of June 30, 2023, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

In November 2021, Cell Cure entered into a lease for an additional 133 square meters (approximately 1,432 square feet) of office space in the same facility that commenced on December 1, 2021, and expires on December 31, 2027, with an option to extend the lease for five years. The base monthly rent was NIS 11,880 (approximately US $3,757) through October 31, 2022 and increased to NIS 12,494 (approximately US $3,951) on November 1, 2022.

In August 2022, Cell Cure entered into a lease for 300 square meters (approximately 3,229 square feet) of office and laboratory space in Jerusalem, Israel that expires on December 31, 2027, with an option to extend the lease for five years. Base monthly rent is 16,350 NIS (approximately $4,800 per month). When executing this lease, Cell Cure modified the expiration dates and options terms for the leases identified above to align with this lease.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$538	$508
Operating cash flows from financing leases	$5	$9
Financing cash flows from financing leases	$29	$15

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$33
Finance leases	$79	$-

21 | Page

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2023	December 31,
	(Unaudited)	2022
Operating leases
Right-of-use assets, net	$2,940	$3,517

Right-of-use lease liabilities, current	$933	$916
Right-of-use lease liabilities, noncurrent	2,304	2,860
Total operating lease liabilities	$3,237	$3,776

Financing leases
Right-of-use assets, net	$157	$105

Lease liabilities, current	$54	$29
Lease liabilities, noncurrent	113	84
Total finance lease liabilities	167	113

Other current liabilities	-	7
Total finance lease liabilities	$167	$120

Weighted average remaining lease term

Operating leases	3.9 years	4.3 years
Finance leases	3.4 years	4.1 years
Weighted average discount rate
Operating leases	6.4%	6.3%
Finance leases	6.8%	6.9%

Future minimum lease commitments are as follows as of June 30, 2023 (in thousands):

	(Unaudited)
	Operating Leases	Finance Leases
Year Ending December 31,
2023	$564	$32
2024	942	61
2025	872	50
2026	637	26
2027	675	19
Total lease payments	3,690	188
Less imputed interest	(453)	(21)
Total	$3,237	$167

22 | Page

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

ITI Collaboration Agreement

Under Lineage’s collaborative agreement with Immunomic Therapeutics, Inc. (“ITI”), Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to the development of an allogeneic VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate. As of June 30, 2023, Lineage has a remaining performance obligation of approximately $1.6 million for the aforementioned activities. Upon execution of the agreement in April 2021, $0.5 million was paid by ITI to Lineage. Upon delivery of research-grade VAC-CMV product generated by Lineage, ITI paid an additional $0.5 million in August 2021. ITI is currently evaluating its next step under the agreement.

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

23 | Page

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage is obligated to pay the IIA approximately 24.3% of the upfront, milestone, and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of June 30, 2023, the aggregate cap amount was approximately $92.1 million.

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

Lineage and CRT effectuated the option by simultaneously entering into a license agreement (the “CRT License Agreement”) pursuant to which Lineage paid a signature fee of £1,250,000 (approximately $1.6 million). For the primary licensed product for the first indication, the CRT License Agreement provides for milestone fees of up to £8,000,000 based upon initiation of a Phase 3 clinical trial and the filing for regulatory approval and up to £22,500,000 in sales-based milestones payments. Additional milestone fees and sales-based milestone payments would be payable for other products or indications, and mid-single-digit royalty payments are payable on sales of commercial products.

Either party may terminate the CRT License Agreement for the uncured material breach of the other party. CRT may terminate the CRT License Agreement in the case of Lineage’s insolvency or if Lineage ceases all development and commercialization of all products under the CRT License Agreement.

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of June 30, 2023, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

24 | Page

Litigation – General

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have individually or in aggregate, a material adverse effect on our business, financial condition or operating results. We are not currently subject to any pending material litigation, other than ordinary routine litigation incidental to our business.

Asterias Merger

In November 2018, Lineage, Asterias Biotherapeutics, Inc. (“Asterias”), and Patrick Merger Sub, Inc., a wholly owned subsidiary of Lineage, entered into an Agreement and Plan of Merger pursuant to which Lineage agreed to acquire all of the outstanding common stock of Asterias in a stock-for-stock transaction (the “Asterias Merger”). The Asterias Merger closed in March 2019. In October 2019, a putative class action lawsuit was filed against the company and certain other named defendants challenging the Asterias Merger.

In February 2023, the court approved a Stipulation and Agreement of Compromise and Settlement pursuant to which, Lineage and certain insurers of the defendants paid $10.65 million (the “Settlement Amount”) into a fund created for the benefit of the purported class and in consideration for the full and final release, settlement and discharge of all claims. Approximately $7.12 million of the Settlement Amount was funded by certain insurers and approximately $3.53 million was paid by Lineage in cash.

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

HBL Books and Records Request

On April 17, 2023, Cell Cure Neurosciences Ltd. (“Cell Cure”), Lineage’s subsidiary, received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of Cell Cure. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and Cell Cure pursuant to which Cell Cure conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of Cell Cure relating to the OpRegen® program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as Cell Cure’s controlling shareholder, and members of Cell Cure’s board of directors caused damage to Cell Cure because the Intercompany Agreement was an interested party transaction that was not fairly priced and exploits Cell Cure’s resources for the benefit of Lineage. The motion seeks an order to compel Cell Cure to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. Cell Cure filed an opposition to the motion on July 9, 2023. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

25 | Page

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements. Accordingly, Lineage has not recorded any liabilities for these agreements as of June 30, 2023 or December 31, 2022.

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

As part of the Asterias Merger, Lineage acquired certain royalty revenues for cash flows generated under patent families that Asterias acquired from Geron Corporation. Lineage continues to make royalty payments to Geron from royalties generated from these patents.

26 | Page

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

Company and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic cell therapies to address unmet medical needs. Our programs are based on our proprietary cell-based technology platform and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are created by applying developmental biological differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These cells are transplanted into patients and are designed to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment the patient’s functional activity.

Our strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success. As one example, in December 2021 we entered into a Collaboration and License Agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), wherein we granted to Roche exclusive worldwide rights to develop and commercialize retinal pigment epithelium (“RPE”) cell therapies, including our proprietary cell therapy program known as OpRegen®, for the treatment of ocular disorders, including geographic atrophy (GA) secondary to age-related macular degeneration (AMD). Under the terms of the Roche Agreement, Lineage received a $50.0 million upfront payment and is eligible to receive up to $620.0 million in certain developmental, regulatory, and commercialization milestone payments. Lineage also is eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. See Note 14 (Commitments and Contingencies) for additional information regarding the Roche Agreement.

As of June 30, 2023, we have five allogeneic, or “off-the-shelf,” cell therapy programs in development, of which three have reached human clinical testing:

Product Candidates

●	OpRegen®, an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter clinical trial, being conducted by Roche, for the treatment of GA secondary to AMD, also known as atrophic or dry AMD. A previous Phase 1/2a trial we conducted enrolled individuals with dry AMD with GA. In December 2021, this program was partnered with Roche for further clinical development and commercialization.

●	OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in long-term follow-up from a Phase 1/2a multicenter clinical trial for cervical spinal cord injuries (“SCI”). To date, five patients with thoracic spinal cord injuries and 25 patients with cervical SCI have been enrolled in clinical trials of OPC1. We recently received a response from the U.S. Food and Drug Administration to our Type B meeting submission which will help guide our next regulatory interactions. The clinical development of OPC1 has been partially funded by $14.3 million received under a grant from the California Institute for Regenerative Medicine (“CIRM”). Additional clinical trials are being planned.

27 | Page

●	ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss (“DHL”).

●	PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.

●	VAC, an allogeneic cancer immunotherapy comprised of antigen-presenting dendritic cells. A Phase 1 clinical trial in non-small cell lung cancer (“NSCLC”) of one of the VAC product candidates, VAC2, was recently completed. This clinical trial was funded and conducted by Cancer Research UK (“CRUK”), one of the world’s largest independent cancer research charities. Another VAC-based product candidate is in preclinical development with our partner, Immunomic Therapeutics, Inc. (“ITI”), for the treatment of glioblastoma multiforme (“GBM”).

Other Programs

We have additional undisclosed product candidates being considered for development covering a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates described above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenues and Cost of Sales

The amounts in the table below show our consolidated revenues, by source, and cost of sales for the periods presented (in thousands).

	Three Months ended June 30, (unaudited)
	2023	2022	$ change	% change
Collaboration revenues	$2,871	$4,148	$(1,277)	(31)%
Royalties and license fees	354	405	(51)	(13)%
Total revenues	3,225	4,553	(1,328)	(29)%
Cost of sales	(127)	(215)	88	(41)%
Gross profit	$3,098	$4,338	$(1,240)	(29)%

28 | Page

	Six Months ended June 30, (unaudited)
	2023	2022	$ change	% change
Collaboration revenues	$4,992	$9,013	$(4,021)	(45)%
Royalties and license fees	619	777	(158)	(20)%
Total revenues	5,611	9,790	(4,179)	(43)%
Cost of sales	(246)	(391)	145	(37)%
Gross profit	$5,365	$9,399	$(4,034)	(43)%

For the three months ended June 30, 2023, the $1.3 million decrease in total revenues was due to a $1.3 million decrease in collaboration revenues related to less current period recognition of the $50.0 million upfront licensing payment from Roche, resulting from an updated collaboration forecast. The collaboration revenue was included in deferred revenues at December 31, 2022 (see Note 3 for further discussion).

For the six months ended June 30, 2023, the $4.2 million decrease in total revenues was primarily due to a $4.0 million decrease in collaboration revenues related to less current period recognition of the $50.0 million upfront licensing payment from Roche, resulting from an updated collaboration forecast. The collaboration revenue was included in deferred revenues at December 31, 2022 (see Note 3 for further discussion).

Operating expenses

Our operating expenses consist of research and development expenses and general and administrative expenses.

Research and development expenses. These expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct expenses and indirect research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development expenses that have an alternative future use will be capitalized as tangible assets, and costs with no future benefit or alternative use will be expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in our consolidated statements of operations. Royalties and sublicensing fees are recorded as research and development expenses, unless they are associated with royalties from product sales, which we classify as cost of sales in our consolidated statements of operations. We expect our total research and development expenses to fluctuate each reporting period based on several factors including (i) the stage of development for each cell therapy program, (ii) the availability of resources to work on each program, and (iii) the timing of contractual obligations.

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

The amounts in the table below are our consolidated operating expenses for the periods presented (in thousands).

	Three Months ended June 30, (unaudited)
	2023	2022	$ change	% change
Research and development	$3,873	$3,302	$571	17%
General and administrative	4,249	5,270	(1,021)	(19)%
Total	$8,122	$8,572	$(450)	(5)%

29 | Page

	Six Months ended June 30, (unaudited)
	2023	2022	$ change	% change
Research and development	$8,058	$6,290	$1,768	28%
General and administrative	8,973	13,739	(4,766)	(35)%
Total	$17,031	$20,029	$(2,998)	(15)%

The following table shows the amount of our total research and development expenses by program for the periods presented (in thousands).

	Three Months ended June 30, (unaudited)
	Amount		Percent of Total
	2023	2022	2023	2022
OpRegen®	$1,580	$1,137	41%	34%
OPC1	1,432	1,139	36%	35%
ANP1	697	173	18%	5%
PNC1	75	130	2%	4%
VAC platform	20	703	1%	21%
All other programs	69	20	2%	1%
Total research and development expenses	$3,873	$3,302	100%	100%

	Six Months ended June 30, (unaudited)
	Amount		Percent of Total
	2023	2022	2023	2022
OpRegen®	$3,100	$2,290	38%	36%
OPC1	2,833	2,065	35%	33%
ANP1	1,140	235	14%	4%
PNC1	233	245	3%	4%
VAC platform	306	1,430	4%	23%
All other programs	446	25	6%	0%
Total research and development expenses	$8,058	$6,290	100%	100%

Research and development expenses. For the three months ended June 30, 2023, the $0.6 million increase in total research and development expenses is mainly attributable to: (i) a $0.4 million net increase in expenses related to our OpRegen program; (ii) a $0.3 million net increase in expenses related to our OPC1 program, primarily related to nonclinical activities; (iii) a $0.5 million increase in expenses related to our ANP1 program, primarily related to nonclinical development activities. These increases were partially offset by a $0.7 million decrease in expense related to our VAC program, primarily related to reduced manufacturing activities.

For the six months ended June 30, 2023, the $1.8 million increase in total research and development expenses is mainly attributable to: (i) a $0.8 million net increase in expenses related to our OpRegen program, which includes the work being performed on the Roche collaboration; (ii) a $0.8 million net increase in expenses related to our OPC1 program, primarily related to nonclinical activities; (iii) a $0.9 million increase in expenses related to our ANP1 program, primarily related to nonclinical development activities; and (iv) a $0.4 million increase in expenses related to other programs. These increases were partially offset by a $1.1 million decrease in expense related to our VAC program, primarily related to reduced manufacturing activities.

30 | Page

General and administrative expenses. For the three months ended June 30, 2023, the $1.0 million year-over-year decrease in general and administrative expenses was primarily attributable to (i) a $0.5 million decrease in legal and litigation expense, primarily related to the Asterias litigation settlement, and an (ii) overall reduction in costs incurred for services provided by third parties, consulting costs and stock-based compensation expense.

For the six months ended June 30, 2023, the $4.8 million year-over-year decrease in general and administrative expenses was primarily attributable to (i) a $4.0 million decrease in legal and litigation expense, primarily related to the Asterias litigation settlement, and an (ii) overall reduction in costs incurred for services provided by third parties, consulting costs and stock-based compensation expense.

Other income and (expenses), net

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands):

	Three Months ended June 30, (unaudited)
Other income (expenses), net	2023	2022	$ change	% change
Interest income, net	$382	$51	$331	649%
Unrealized loss on marketable equity securities, net	(150)	(709)	559	(79)%
Gain on revaluation of warrant liability	-	2	(2)	(100)%
Other expenses, net	(411)	(1,892)	1,481	(78)%
Total	$(179)	$(2,548)	$2,369	(93)%

	Six Months ended June 30, (unaudited)
Other income (expenses), net	2023	2022	$ change	% change
Interest income, net	$792	$51	$741	1453%
Unrealized loss on marketable equity securities, net	(110)	(1,444)	1,334	(92)%
Gain on revaluation of warrant liability	1	223	(222)	(100)%
Other expenses, net	(427)	(2,075)	1,648	(79)%
Total	$256	$(3,245)	$3,501	(108)%

Interest income, net. During the third quarter of 2022, we began to invest our excess cash in short-term U.S. Treasury securities resulting in an increase in interest income. See Note 4 (Marketable Debt Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable debt securities.

Unrealized loss on marketable equity securities, net. We expect our total other income (expenses), net, to fluctuate each reporting period based on the changes in the market price of the common stock of OncoCyte Corporation (“OncoCyte”), which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. We also account for the shares we hold in HBL as marketable equity securities. These shares are carried at fair market value on our consolidated balance sheets. The accounting transactions for these shares were not material for either of the three and six months ended June 30, 2023. The accounting transactions for these shares were $0.7 million and $1.4 million for the three and six months ended June 30, 2022. See Note 5 (Marketable Equity Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities.

Other expenses, net. Other expenses, net, for each of the three and six months ended June 30, 2023 and 2022 consisted of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd and an employee retention credit payroll tax refund (discussed below). Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable and notes receivable between Cell Cure and Lineage.

31 | Page

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company is eligible for an employee retention credit subject to certain criteria. The employee retention credit is a payroll tax refund per employee, which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. For the six months ended June 30, 2023, we recorded an employee retention credit of $0.5 million, due to a decline in the quarterly revenue during 2020 and 2021 as compared to the same quarterly period in 2019. We recorded the transaction within other expenses, net on the condensed consolidated statement of operations and as a receivable within prepaid expenses and other current assets on the condensed consolidated balance sheet. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

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

For the six months ended June 30, 2023, Lineage recorded a $1.8 million deferred tax benefit due to the ability to offset certain deferred tax assets against the deferred tax liability associated with IPR&D, and the related release of the valuation allowance. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses. Lineage did not record a deferred tax benefit for the three months ended June 30, 2023, and did not record a deferred tax benefit for the three and six months ended June 30, 2022. See Note 13 (Income Taxes) to our condensed consolidated interim financial statements included in this report for additional information.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through proceeds from the sale of shares of our common stock, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

As of June 30, 2023, $58.0 million remained available for sale under our at the market offering program and we owned marketable securities with a fair value of $12.0 million based on the closing price of such securities on that date. See Note 4 (Marketable Debt Securities), Note 5 (Marketable Equity Securities) and Note 11 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding the marketable securities we own and our at the market offering program, respectively. We may sell shares of our common stock and the marketable securities we own for liquidity. However, when we can effect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price and volume of our common stock and of the marketable securities we own. The market value of marketable securities we own may not represent the amount that could be realized in a sale of such securities due to various market factors, including prevailing market conditions and prices at the time of any sale. In addition, the market value of marketable securities we own may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the recent pandemics, including the COVID-19 pandemic, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

Cash Flows

Cash flows (used in) provided by operating activities

Net cash used in operating activities was $17.5 million for the six months ended June 30, 2023, which primarily reflects the loss from operations of $11.7 million plus the changes in operating assets and liabilities of $9.4 million. These items were offset by the non-cash expenses of $2.3 million for stock-based compensation and $0.3 million for depreciation and amortization. The unrealized loss on marketable securities, foreign currency remeasurement and deferred tax benefit had no effect on cash flows.

32 | Page

Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2022, which primarily reflects the net changes in assets and liabilities of $22.5 million, plus the $2.7 million in non-cash expenses for stock-based compensation and depreciation and amortization, less the loss from operations of $10.6 million. The change in assets and liabilities was impacted by the receipt of the $50.0 million upfront payment under the Roche Agreement, and subsequent related payments to the IIA and Hadasit (see Note 14 (Commitments and Contingencies) to the condensed consolidated interim financial statements included in this report for additional information), partially offset by the accrual of the litigation settlement described in Note 14 (Commitments and Contingencies) to the condensed consolidated interim financial statements included in this report. The unrealized loss on marketable equity securities and foreign currency remeasurement had no effect on the cash flows.

Cash flows provided by (used in) investing activities

Cash provided by investing activities for the six months ended June 30, 2023 was $34.6 million and consisted of $47.7 million in U.S. Treasury securities which matured during the period, partially offset by $12.6 million used to purchase U.S. Treasury securities and $0.4 million used to purchase equipment.

Cash used by investing activities for the six months ended June 30, 2022 consisted of $0.1 million used to purchase equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the three months ended June 30, 2023 was $5.6 million and primarily consisted of net proceeds from the sale of our common shares under our at the market offering program.

Cash provided by financing activities for the six months ended June 30, 2022 was $0.5 million and consisted of $0.4 million of proceeds from the exercise of employee stock options, $0.1 million of proceeds from the sale of our common shares under our at the market offering program, and $0.1 million of proceeds from the exercise of warrants to purchase shares of Cell Cure. These proceeds were partially offset by $0.1 million in financing costs.

Financial Obligations

Our financial obligations primarily consist of obligations to our licensors under license agreements, obligations related to grants received from government entities, including the IIA, obligations under vendor contracts to provide research services and other purchase commitments with suppliers.

Our obligations to licensors under license agreements and related to grants received from government entities require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license fees we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement, see Note 14 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of June 30, 2023, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

33 | Page

As discussed above, we have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, Cell Cure has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.3% of any future payments received under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full, which was approximately $92.1 million as of June 30, 2023. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of June 30, 2023, we have not included any future financial obligations due to the IIA under the Innovation Law in our consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 14 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Under the terms of the leases for the facilities from which Cell Cure and Lineage operate, a total of $3.8 million of rent payments will become due, of which $0.6 million will become due in 2023.

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

Future Funding Requirements

At June 30, 2023, we had an accumulated deficit of approximately $373.0 million. We expect to continue to incur losses for at least the next several years. We expect that our operating expenses will continue to increase for the foreseeable future as we continue the development of, and seek regulatory approval for, our product candidates. As a result, we will need significant additional capital to fund our operations. Our determination as to when we will seek additional capital and the amount of additional capital that we will need will be based on our evaluation of the progress we make in our research and development programs, changes to the scope and focus of those programs, changes in grant funding for certain of those programs, and projection of future costs, revenues, and rates of expenditure. If we are unable to raise additional capital when and as needed, we may be required to delay, postpone, or cancel our clinical trials or limit the number of clinical trial sites.

We may seek to obtain the additional capital we may need through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration agreements. We cannot assure that adequate additional capital will be available on favorable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common shares to decline, and the issuance of additional equity securities could result in the dilution of the interests of our current shareholders. If we obtain additional capital through strategic alliances and licensing or collaboration agreements, we may be required to relinquish rights to our intellectual property, our product candidates or otherwise agree to terms unfavorable to us. The unavailability or inadequacy of additional capital to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our current planned operations. Our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the recent pandemics, including the COVID-19 pandemic, the conflict in Ukraine, rising inflation and interest rates, and other macroeconomic factors.

We believe that our $45.9 million in cash, cash equivalents and marketable securities at June 30, 2023, provide sufficient liquidity to carry out our current planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at the market offering program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

34 | Page

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

35 | Page

Item 5. Other Information

(a) None.

(b) None.

(c) Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item in this report

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

LINEAGE CELL THERAPEUTICS, INC.

Date: August 10, 2023	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: August 10, 2023	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer

37 | Page