Form 10-Q
period 2024-03-31
Lineage Cell Therapeutics, Inc.
filed 2024-05-09
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 001-12830

Lineage Cell Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

California	94-3127919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2173 Salk Avenue, Suite 200

Carlsbad, California 92008

(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code) (442) 287-8990

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares	LCTX	NYSE American LLC

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

The number of common shares outstanding as of May 3, 2024 was 188,798,145.

Lineage Cell Therapeutics, Inc.

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

Forward-looking statements reflect our views and expectations as of the date of this report about future events and our future performance and condition, and involve known and unknown risks, uncertainties and other factors that may cause our actual activities, performance, results or condition to be materially different from those expressed or implied by the forward-looking statements. You should refer to “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024, for a discussion of important factors that may cause our actual activities, performance, results and condition to differ materially from those expressed or implied by our forward-looking statements. As a result of a variety of factors, including those discussed in Part I, Item 1A of the 2023 10-K, our forward-looking statements may prove to be inaccurate, and the inaccuracy may be material. Accordingly, you should not place undue reliance on any forward-looking statement. We anticipate that subsequent events and developments may cause our current views and expectations to change. However, while we may elect to update the forward-looking statements in this report at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,576	$35,442
Marketable securities	45	50
Accounts receivable, net	77	745
Prepaid expenses and other current assets	2,018	2,204
Total current assets	45,716	38,441

NONCURRENT ASSETS
Property and equipment, net	2,104	2,245
Operating lease right-of-use assets	2,855	2,522
Deposits and other long-term assets	596	577
Goodwill	10,672	10,672
Intangible assets, net	46,540	46,562
TOTAL ASSETS	$108,483	$101,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,683	$6,270
Operating lease liabilities, current portion	1,052	830
Finance lease liabilities, current portion	49	52
Deferred revenues, current portion	10,106	10,808
Total current liabilities	16,890	17,960

LONG-TERM LIABILITIES
Deferred tax liability	273	273
Deferred revenues, net of current portion	18,177	18,693
Operating lease liabilities, net of current portion	2,074	1,979
Finance lease liabilities, net of current portion	79	91
TOTAL LIABILITIES	37,493	38,996

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common shares, no par value, 450,000 shares authorized as of March 31, 2024 and December 31, 2023; 188,754 and 174,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	466,571	451,343
Accumulated other comprehensive loss	(2,771)	(3,068)
Accumulated deficit	(391,398)	(384,856)
Lineage's shareholders’ equity	72,402	63,419
Noncontrolling deficit	(1,412)	(1,396)
Total shareholders’ equity	70,990	62,023
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,483	$101,019

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Collaboration revenues	$1,187	$2,121
Royalties, license and other revenues	257	265
Total revenues	1,444	2,386

OPERATING EXPENSES:
Cost of sales	98	119
Research and development	3,010	4,185
General and administrative	4,997	4,724
Total operating expenses	8,105	9,028
Loss from operations	(6,661)	(6,642)

OTHER INCOME (EXPENSES):
Interest income, net	462	410
(Loss) gain on marketable equity securities, net	(5)	40
Foreign currency transaction gain/(loss), net	(354)	(472)
Other income	—	457
Total other income (expenses), net	103	435

LOSS BEFORE INCOME TAXES	(6,558)	(6,207)

Provision for income tax benefit	—	1,803

NET LOSS	(6,558)	(4,404)

Net loss attributable to noncontrolling interest	16	32

NET LOSS ATTRIBUTABLE TO LINEAGE	$(6,542)	$(4,372)

Net loss per common share attributable to Lineage basic and diluted	$(0.04)	$(0.03)

Weighted-average common shares used to compute basic and diluted net loss per common share	182,909	170,127

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(6,558)	$(4,404)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	298	373
Unrealized gain (loss) on marketable debt securities	(1)	91
COMPREHENSIVE LOSS	(6,261)	(3,940)
Less: Comprehensive loss attributable to noncontrolling interest	16	32
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(6,245)	$(3,908)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

					Accumulated
	Common				Other	Total
	Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
For the Three Months Ended March 31, 2024
BALANCE - December 31, 2023	174,987	$451,343	$(384,856)	$(1,396)	$(3,068)	$62,023
Shares issued through registered direct financing	13,462	14,000	—	—	—	14,000
Shares issued through ATM	30	37	—	—	—	37
Financing related fees	—	(112)	—	—	—	(112)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(23)	—	—	—	(23)
Shares issued upon exercise of stock options	230	163	—	—	—	163
Stock-based compensation	—	1,163	—	—	—	1,163
Unrealized loss on marketable debt securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	298	298
Net loss	—	—	(6,542)	(16)	—	(6,558)
BALANCE - March 31, 2024	188,754	$466,571	$(391,398)	$(1,412)	$(2,771)	$70,990

					Accumulated
	Common				Other	Total
	Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
For the Three Months Ended March 31, 2023
BALANCE - December 31, 2022	170,093	$440,280	$(363,370)	$(1,403)	$(3,571)	$71,936
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	53	(37)	—	—	—	(37)
Shares issued upon exercise of stock options	28	25	—	—	—	25
Stock-based compensation	—	1,031	—	—	—	1,031
Unrealized gain on marketable debt securities	—	—	—	—	91	91
Foreign currency translation adjustment	—	—	—	—	373	373
Net loss	—	—	(4,372)	(32)	—	(4,404)
BALANCE - March 31, 2023	170,174	$441,299	$(367,742)	$(1,435)	$(3,107)	$69,015

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(6,542)	$(4,372)
Net loss attributable to noncontrolling interest	(16)	(32)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Loss (gain) on marketable equity securities, net	5	(40)
Accretion of income on marketable debt securities	—	(326)
Depreciation and amortization expense	153	138
Change in right-of-use assets and liabilities	(10)	—
Amortization of intangible assets	22	33
Stock-based compensation	1,163	1,031
Deferred income tax benefit	—	(1,803)
Foreign currency remeasurement and other loss	371	465
Changes in operating assets and liabilities:
Accounts receivable	668	95
Prepaid expenses and other current assets	195	(847)
Accounts payable and accrued liabilities	(574)	(3,463)
Deferred revenue	(1,218)	(2,121)
Net cash used in operating activities	(5,783)	(11,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable debt securities	—	(7,718)
Maturities of marketable debt securities	—	23,332
Purchase of equipment	(38)	(188)
Net cash (used in) provided by investing activities	(38)	15,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	132	51
Common shares received and retired for employee taxes paid	(23)	(37)
Proceeds from sale of common shares	14,037	—
Payments for offering costs	(112)	—
Repayment of finance lease liabilities	(13)	(13)
Net cash provided by financing activities	14,021	1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(70)	(100)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,130	4,085

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	35,992	11,936
At end of the period	$44,122	$16,021

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2	$2

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$3	$153
Receivable from exercise of stock options	$31	$6

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$43,576	$15,451
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	546	570
Total cash, cash equivalents, and restricted cash	$44,122	$16,021

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or “off-the-shelf”, cell therapies to address unmet medical needs. Our programs are based on our proprietary, cell-based technology platform, and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are created by applying directed differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These protocols generate cells with characteristics associated with specific and desired developmental lineages. Cells derived from such lineages which are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment the patient’s functional activity.

Our business strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. On May 7 2024, we entered into a service agreement with Genentech pursuant to which we will provide supplemental clinical, technical, training, manufacturing, and procurement services to support the ongoing advancement and optimization of the OpRegen program.

Our most advanced unpartnered product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). OPC1 has been tested in two clinical trials to date; a five patient Phase 1 clinical trial in acute thoracic SCI, where all subjects are followed for at least 10 years, and a 25 patient Phase 1/2a multicenter clinical trial in subacute cervical SCI, where all subjects were evaluated for at least two years. Results from both studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). In January 2024 we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. We have received written correspondence from the FDA, advising us that due to significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol is still ongoing. We have also received information requests from the FDA, all of which we are responding to in a timely manner, and such information request have not involved any commitments to perform additional activities that would delay commencement of the DOSED study. We intend to continue to work closely with the FDA to respond to any additional information requests and/or feedback. In parallel, we continue to focus on customary trial preparations and related activities to support opening our first clinical study site for the DOSED study in the second quarter of 2024.

Our pipeline of allogeneic, or “off-the-shelf”, cell therapy programs currently includes:

•
RG6501 (OpRegen), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, being conducted by Roche, for the treatment of GA secondary to AMD, also known as atrophic or dry AMD.
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

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Other Programs

We have additional undisclosed product candidates being considered for development and we may consider others, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar, guided cell differentiation and transplant approach as the product candidates described above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

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

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our non-core intellectual property or related technologies and capabilities, through licensing collaborations and/or strategic transactions, such as our business development approach to our VAC dendritic cell therapy platform.

2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 10-K.

The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial condition and results of operations. The condensed consolidated results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts in the condensed consolidated interim financial statements and accompanying notes have been reclassified to conform to the current period presentation. The reclassification of these items had no impact on net loss, net loss per share, financial position or cash flows in the current or prior periods. Specifically, our reclassifications are (i) operating lease right-of-use assets are now presented separately from property and equipment, net, on the condensed consolidated balance sheets, (ii) cost of sales are now included in operating expenses on the condensed consolidated statements of operations, and (iii) foreign currency transaction gains (losses) are now presented separately from other income (expenses) on the condensed consolidated statements of operations.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets out Lineage’s ownership, directly or indirectly, of the outstanding shares of its subsidiaries as of March 31, 2024:

Subsidiary	Field of Business	Lineage Ownership	Country
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	94%(1)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%	Singapore

(1)
Includes shares owned by Lineage and ES Cell International Pte. Ltd.

As of March 31, 2024, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s condensed consolidated balance sheets.

Liquidity

At March 31, 2024, we had $43.6 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of the accompanying condensed consolidated interim financial statements.

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

As of March 31, 2024, $40.0 million remained available for sale under our at-the-market offering program (“ATM”). See Note 10 (Shareholders’ Equity) for additional information.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of March 31, 2024, we have not included these commitments on our condensed consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof are not fixed and determinable.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2023 10-K. There have been no changes to our significant accounting policies during the three months ended March 31, 2024.

Recently Issued and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated interim financial statements or related financial statement disclosures.

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues under collaborative agreements
Upfront license fees (1)	$1,187	$2,121
Total revenues under collaborative agreements	1,187	2,121

Royalties, license and other revenues (2)	257	265

Total revenue	$1,444	$2,386

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of the period. This revenue originated from the $50.0 million upfront payment under the Roche Agreement.
(2)
Included within royalties, license and other revenues recognized each period, $30,000 and $0 was included within deferred revenues as contract liabilities as of January 1, 2024 and 2023, respectively.

We are recognizing the $50.0 million upfront payment under the Roche Agreement utilizing an input method of costs incurred over total estimated costs to be incurred. At each reporting period, we update our total estimated collaboration costs, and any resulting adjustments are recorded on a cumulative basis which would affect revenue and deferred revenue in the period of adjustment. We believe the input methodology represents the most appropriate measure of progress towards satisfaction of the identified performance obligations.

For contracts with customers including collaboration partners which are within the scope of Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606), the aggregate amount of the transaction price allocated to remaining performance obligations as of March 31, 2024 was $30.0 million, of which $28.3 million is reported as deferred revenues. The $30.0 million is expected to be converted to revenue by December 2026.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net - beginning of the period (1)	$676	$297
Accounts receivable, net - end of the period (1)	$77	$676

Contract liabilities (1)(2)
Deferred revenues - beginning of the period	$29,501	$37,146
Deferred revenues - end of the period	$28,283	$29,501

(1)
Excludes amounts outside the scope of ASU 2014-09.
(2)
As of March 31, 2024 and December 31, 2023, $10.1 million and $10.8 million, respectively, was recorded within current deferred revenues with the remainder included within long-term deferred revenue on the consolidated balance sheet.

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	March 31, 2024	December 31, 2023
Marketable debt securities
Included within cash and cash equivalents (1)	$—	$8,856
Included within marketable securities	$—	$—
Marketable equity securities
Included within marketable securities	$45	$50

(1)
Cash equivalents have an original maturity of three months or less when purchased. The Company did not own any marketable debt securities as of March 31, 2024.

Marketable Debt Securities

The following table summarizes the available-for-sale debt securities classified within cash and cash equivalents in the Company’s condensed consolidated balance sheet as of December 31, 2023 (in thousands):

	December 31, 2023
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$8,855	$1	$—	$8,856
Total	$8,855	$1	$—	$8,856

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of March 31, 2024 or December 31, 2023. The Company believes that the individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable debt securities to their maturity.

Marketable Equity Securities

Marketable equity securities are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Lineage’s marketable equity securities consist of the shares of common stock of OncoCyte Corporation ("OCX") and of Hadasit Bio-Holdings Ltd. (“HBL”). All share prices are determined based on the closing price of OCX and HBL common stock on the last day of the applicable quarter, or the last trading day of the applicable quarter, if the last day of a quarter fell on a day that was not a trading day. As of March 31, 2024, and December 31, 2023 the combined fair value of these shares was $45,000 and $50,000, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table represents the realized and unrealized (loss) gain on marketable equity securities (in thousands):

	Three Months Ended March 31,
	2024	2023
(Loss) gain on marketable equity securities, net	$(5)	$40
Less: Loss recognized in earnings on marketable equity securities sold	—	—
Unrealized (loss) gain recognized on marketable equity securities held at end of period, net	$(5)	$40

5. Property and Equipment, Net

Property and equipment, including finance leases, are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the estimated useful life of the asset, ranging from 3 to 10 years. Finance lease right-of-use assets are amortized over the lease term. Leasehold improvements are amortized over the shorter of the useful life or the lease term .

At March 31, 2024 and December 31, 2023, property and equipment, net was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment, furniture and fixtures	$3,598	$3,614
Leasehold improvements	2,280	2,313
Right-of-use assets - finance lease	197	198
Accumulated depreciation and amortization	(3,971)	(3,880)
Property and equipment, net	$2,104	$2,245

Depreciation and amortization expense was $153,000 and $138,000 for the three months ended March 31, 2024 and 2023, respectively. These amounts include amortization expense for right-of-use finance lease assets of $14,000 and $10,000 for the three months ended March 31, 2024 and 2023, respectively.

6. Goodwill and Intangible Assets, Net

At March 31, 2024 and December 31, 2023, goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,603)	(19,581)
Intangible assets, net	$46,540	$46,562

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger, see Note 13 (Commitment and Contingencies) for further discussion on the Asterias Merger. To date, we have not recognized any goodwill impairment.
(2)
Asterias had two in-process research and development ("IPR&D") intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets at the acquisition date consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC platform.
(3)
Asterias had royalty cash flows under patent families it acquired from Geron Corporation. Such patent families are expected to continue to generate revenue, are not used in the OPC1 or the VAC platform, and are considered to be separate long-lived intangible assets under ASC Topic 805, Business Combinations.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(4)
As of March 31, 2024, the acquired patents and acquired royalty contracts were fully amortized.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized approximately $22,000 and $33,000 in amortization expense of intangible assets during the three months ended March 31, 2024 and 2023, respectively.

7. Accounts Payable and Accrued Liabilities

At March 31, 2024 and December 31, 2023, accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$2,211	$2,050
Accrued compensation	2,481	3,123
Accrued liabilities	991	1,097
Total	$5,683	$6,270

8. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value in accordance with ASC 820-10-50, Fair Value Measurements and Disclosures:

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
•
Level 3 – Inputs to the valuation methodology that are unobservable. Unobservable inputs are those in which little or no market data exists, reflect those that a market participant would use, and are therefore determined using estimates and assumptions developed by the Company, .

We have not transferred any instruments between the three levels of the fair value hierarchy.

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents and marketable securities at fair value on a recurring basis. The fair values of such assets were as follows as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$37,446	$37,446	$—	$—
Marketable debt securities (1)	—	—	—	—
Marketable equity securities	45	45	—	—
Total assets measured at fair value	$37,491	$37,491	$—	$—

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet. Marketable debt securities purchased with an original maturity of three months or less have been classified as cash equivalents. There were no marketable debt securities classified as cash equivalents at March 31, 2024.

Lineage’s marketable equity securities include the shares of stock of OCX and HBL. Both securities have readily determinable fair values quoted on the NASDAQ or TASE (Level 1). These securities are measured at fair value and reported as current assets on the accompanying condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented.

9. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 13 (Commitments and Contingencies)), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of whom were named defendants in the lawsuits, prior to being dismissed. Since inception of matter through March 31, 2024, Lineage has incurred approximately $626,000 in legal expenses on behalf of the foregoing parties.

On February 6, 2024, we entered into a stock purchase agreement with certain investors relating to the purchase and sale in a registered direct offering of an aggregate of 13,461,540 common shares. The offering price was $1.04 per common share. The offering closed on February 8, 2024. Broadwood Partners, L.P., which is affiliated with Neal Bradsher, a member of Lineage's board of directors, purchased 6,730,770 common shares in the offering, and Don Bailey, a member of our board of directors, purchased approximately 96,155 shares in the offering.

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Common Shares

At December 31, 2022, Lineage was authorized to issue 250,000,000 common shares, no par value. In September 2023, our shareholders approved an increase in the number of authorized common shares, no par value, from 250,000,000 to 450,000,000. As of March 31, 2024 and December 31, 2023, there were 188,753,536 and 174,986,671 common shares issued and outstanding, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

At-The-Market Offering Program

In May 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which Lineage may sell its common shares from time to time through an ATM program.

In December 2021, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of up to $64.1 million of common shares through the ATM program under the Prior Sales Agreement, which was updated, amended and supplemented by a prospectus supplement filed with the SEC on May 18, 2023 (the prospectus supplement filed in December 2021, as updated, amended and supplemented by the prospectus supplement filed in May 2023, the “Prior Prospectus Supplement”).

In March 2024, Lineage terminated the Prior Sales Agreement and entered into a sales agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., as sales agent (the “Sales Agent”), under which Lineage may offer and sell its common shares from time to time through an ATM program.

In March 2024, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of $40.0 million of common shares through the ATM program under the ATM Sales Agreement (the “2024 Prospectus Supplement”).

As of March 31, 2024, Lineage had sold 4,912,803 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.41 for gross proceeds of $6.9 million and Lineage had not sold any common shares under the 2024 Prospectus Supplement. During the three months ended March 31, 2024, 30,000 common shares were sold under the Prior Prospectus Supplement for gross proceeds of approximately $37,000 and net proceeds of $36,000. As of March 31, 2024, $40 million remained available for sale under the 2024 Prospectus Supplement.

The shares offered under the 2024 Prospectus Supplement are registered pursuant to Lineage’s effective shelf registration statement on Form S-3 (File No. 333-254167), which was filed with the SEC on March 5, 2021 and declared effective on March 19, 2021.

Lineage agreed to pay Sales Agent a commission of up to 3.0% of the aggregate gross proceeds from the sale of shares under the Sales Agreement, reimburse its legal fees and disbursements, and provide Sales Agent with customary indemnification and contribution rights. The Sales Agreement may be terminated by Sales Agent or Lineage at any time upon notice to the other party, or by Sales Agent at any time in certain circumstances, including the occurrence of a material and adverse change in Lineage’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

11. Stock-Based Awards

Equity Incentive Plan Awards

In September 2021, our shareholders approved the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan, and in September 2023, our shareholders approved an amendment to increase the number of common shares that may be issued thereunder by 19,500,000 (as amended to date, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other stock awards. All of our employees (including those of our affiliates), non-employee directors and consultants are eligible to participate in the 2021 Plan.

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 34,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan. As of March 31, 2024, there were 22,273,132 shares available for grant under the 2021 Plan.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	10,824	$1.42	8.63	$4
Options granted	5,378	$1.13
Options expired/forfeited/cancelled	(343)	$1.35
Balance at March 31, 2024	15,859	$1.33	8.80	$2,494
Options exercisable at March 31, 2024	4,059	$1.42	7.73	$266
Options exercisable and expected to vest at March 31, 2024	15,859	$1.33	8.80	$2,494

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	668	$1.11
RSUs forfeited	(100)	$0.21
RSUs vested	(67)	$1.50
Balance at March 31, 2024	501	$1.24

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2023	10,839	$1.83
Options exercised	(230)	$0.71
Options expired/forfeited/cancelled	(80)	$2.40
Balance at March 31, 2024	10,529	$1.85
Options exercisable at March 31, 2024	9,650	$1.79

Stock-Based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$144	$205
General and administrative	1,019	826
Total stock-based compensation expense	$1,163	$1,031

As of March 31, 2024, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans (including the 2018 inducement option), were $11.4 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders

Basic earnings per share is calculated by dividing net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, net of stock options and RSUs, subject to repurchase by Lineage, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options, restricted stock awards and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any.

For the three months ended March 31, 2024 and 2023, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	26,388	23,312
Restricted stock units	501	759

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

The 2017 Tax Act subjects a U.S. stockholder to Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI: however, this deduction is limited to the company’s pre-GILTI U.S. income. Lineage incurred GILTI income during the years 2021 and 2022. For the three and nine months ended March 31, 2024, no GILTI income was included in the Company’s tax provision.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Lineage did not record a deferred tax benefit or provision expense for the three months ended March 31, 2024. For the three months ended March 31, 2023, Lineage recorded a $1.8 million deferred tax benefit, due to the ability to offset certain deferred tax assets against the deferred tax liability associated with IPR&D, and the related release of the valuation allowance. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses.

13. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022, and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on March 1, 2023 (the “Extended Term Commencement Date”). The lease expires on March 31, 2026, and rent was abated for months two through four of the Extended Term. The monthly base rent was $24,666 through the Extended Term Commencement Date, after which it increased to $25,197. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of March 31, 2024.

In addition to base rent, Lineage pays a pro-rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. These pro-rata charges are expensed as incurred and excluded from the calculation of the right-of-use (“ROU”) assets and lease liabilities.

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and expired on March 31, 2024. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of March 31, 2024.

In February 2024, Lineage and the landlord executed an agreement to extend the sublease for 24 months through March 31, 2026 on similar terms. The base rent is $23,000 per month for the first twelve months and will increase to $23,500 for the remaining twelve months.

Cell Cure Leases

Cell Cure leases 728.5 square meters (approximately 7,842 square feet) of office and laboratory space in Jerusalem, Israel, under a lease that expires December 31, 2027, with an option to extend the lease for five years. Base monthly rent is 39,776 New Israeli Shekel (“NIS”) (approximately $12,200 per month). In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

In January 2018, Cell Cure entered into a lease for an additional 934 square meters (approximately 10,054 square feet) of office space in the same facility that expires on December 31, 2027, with an option to extend the lease for five years. Base rent and construction allowance payments are NIS 93,827 per month (approximately $26,000 per month). Cell Cure has a security deposit denominated in NIS with the landlord held as restricted cash during the term of its facility lease. The value of this security deposit in U.S. dollars fluctuates based upon currency exchange rates and was $446,000 as of March 31, 2024, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

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

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$302	$315
Operating cash flows from finance leases	$2	$2
Financing cash flows from finance leases	$13	$13

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$597	$—
Finance leases	$—	$79

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	$2,855	$2,522

Right-of-use lease liabilities, current	$1,052	$830
Right-of-use lease liabilities, noncurrent	2,074	1,979
Total operating lease liabilities	$3,126	$2,809

Finance leases
Right-of-use assets	$197	$198
Accumulated amortization	(81)	(67)
Right-of-use assets, net	$116	$131

Right-of-use lease liabilities, current	$49	$52
Right-of-use lease liabilities, noncurrent	79	91
Total finance lease liabilities	$128	$143

Weighted average remaining lease term
Operating leases	3.1 years	3.5 years
Finance leases	2.8 years	3.0 years

Weighted average discount rate
Operating leases	6.3%	6.5%
Finance leases	7.0%	6.9%

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Future minimum lease commitments are as follows as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2024	$882	$45
2025	1,171	51
2026	734	26
2027	681	20
Total lease payments	3,468	142
Less imputed interest	(342)	(14)
Total	$3,126	$128

Operating lease expense was $0.3 million for each of the three months ended March 31, 2024 and 2023.

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

ITI Collaboration Agreement

In April 2021, Lineage entered into a collaborative agreement with Immunomic Therapeutics, Inc. (“ITI”) whereby Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to the development of an allogeneic VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate. As of March 31, 2024, Lineage has a remaining performance obligation of approximately $1.6 million for the aforementioned activities. Upon execution of the agreement in April 2021, $0.5 million was paid by ITI to Lineage. Upon delivery of research-grade VAC-CMV product generated by Lineage, ITI paid an additional $0.5 million in August 2021. ITI is currently evaluating its next step under the agreement.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of the upfront payment it received under the Roche Agreement, or $12.1 million, and is obligated to pay the IIA approximately 24.1% of any milestone, and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of March 31, 2024, the aggregate cap amount was approximately $93.8 million.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone and royalties received under the Roche Agreement. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of March 31, 2024, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

HBL Books and Records Request

On April 17, 2023, Cell Cure received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of Cell Cure. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and Cell Cure pursuant to which Cell Cure conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of Cell Cure relating to the OpRegen® program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as Cell Cure’s controlling shareholder, and members of Cell Cure’s board of directors caused damage to Cell Cure because the Intercompany

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Agreement was an interested party transaction that was not fairly priced and exploits Cell Cure’s resources for the benefit of Lineage. The motion seeks an order to compel Cell Cure to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion on March 14, 2024 at which the Court proposed, and the parties agreed, to retain a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements. Accordingly, Lineage has not recorded any liabilities for these agreements as of March 31, 2024 or December 31, 2023.

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

As part of the Asterias Merger, Lineage acquired royalty revenues for cash flows generated under patent families that Asterias acquired from Geron Corporation. Lineage continues to make royalty payments to Geron from royalties generated from these patents. Royalty revenues are included within royalties, license and other revenues in our condensed consolidated statements of operations. Royalty revenues and royalty payments are included within royalties, license and other revenues and cost of sales, respectively, in our condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and notes thereto included in this report and our audited financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 10-K. Past operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements. See “Special Note Regarding Forward-Looking Statements,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2023 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors.”

All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.

Company and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or “off-the-shelf”, cell therapies to address unmet medical needs. Our programs are based on our proprietary, cell-based technology platform, and associated development and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are created by applying directed differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These protocols generate cells with characteristics associated with specific and desired developmental lineages. Cells derived from such lineages which are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment the patient’s functional activity.

Our business strategy is to efficiently leverage our technology platform and our development, formulation, delivery, and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. On May 7, 2024, we entered into a service agreement with Genentech pursuant to which we will provide supplemental clinical, technical, training, manufacturing, and procurement services to support the ongoing advancement and optimization of the OpRegen program.

Our most advanced unpartnered product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). OPC1 has been tested in two clinical trials to date; a five patient Phase 1 clinical trial in acute thoracic SCI, where all subjects are followed for at least 10 years, and a 25 patient Phase 1/2a multicenter clinical trial in subacute cervical SCI, where all subjects were evaluated for at least two years. Results from both studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). In January 2024 we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. We have received written correspondence from the FDA, advising us that due to significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol is still ongoing. We have also received information requests from the FDA, all of which we are responding to in a timely manner, and such information requests have not involved any commitments to perform additional activities that would delay commencement of the DOSED study. We intend to continue to work closely with the FDA to respond to any additional information requests and/or feedback. In parallel, we continue to focus on customary trial preparations and related activities to support opening our first clinical study site for the DOSED study in the second quarter of 2024.

Our pipeline of allogeneic, or “off-the-shelf”, cell therapy programs currently includes:

•
RG6501 (OpRegen), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open label, single arm clinical trial, being conducted by Roche, for the treatment of GA secondary to AMD, also known as atrophic or dry AMD.
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

Other Programs

We have additional undisclosed product candidates being considered for development, and we may consider others which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar, guided cell differentiation and transplant approach as the product candidates described above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

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

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our non-core intellectual property or related technologies and capabilities, through licensing collaborations and/or strategic transactions, such as our business development approach to our VAC dendritic cell therapy platform.

Israel-Hamas War

All of our manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, Cell Cure, at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are Cell Cure employees who are based in the same facility. As of the date of this report, our operations have not been materially or adversely impacted as a result of the Israel-Hamas war that began in October 2023.

As a result of safety concerns and in response to government-imposed restrictions on movement and travel and other precautions taken to address the ongoing war, our operations at our facilities in Israel were temporarily impacted. Further, a number of the employees in Israel are members of the military reserves and subject to immediate call-up in response to the war in Israel. A number of the employees in Israel have been activated for military duty and additional employees may also be activated. In addition, the general impact on employees operating in a region at war could adversely impact our operations. Although we have business continuity plans in place to address medium- or long-term disruptions that could result from the war, any long-term closure of our facilities in Israel, or if those facilities were damaged, or if hostilities otherwise disrupt the ongoing operation of our facilities, or if a meaningful number of employees are unable to work for significant portions of time our operations would be materially and adversely impacted.

It is currently not possible to predict the scope, duration or severity of the ongoing war or its effects on our operations, financial condition or operating results. The ongoing war is rapidly evolving, and could materially adversely impact our business and operations, including our ability to raise capital, as well as the overall economy in Israel and the value of the New Israeli Shekel. See the risk factor titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, terrorist attacks or other armed conflicts involving Israel, such as the Israel-Hamas war that began in October 2023, could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results,” in our 2023 10-K.

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

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2023 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in Part II, Item 8 on Form 10-K for the year ended December 31, 2023, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the three months ended March 31, 2024.

Results of Operations

Comparison of Three months Ended March 31, 2024 and 2023

Revenues

The amounts in the table below show our consolidated revenues, by source, for the periods presented (in thousands except percentages).

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)
Collaboration revenues	$1,187	$2,121	$(934)	(44)%
Royalties, license and other revenues	257	265	(8)	(3)%
Total revenues	$1,444	$2,386	$(942)	(39)%

For the three months ended March 31, 2024, the $0.9 million quarter-over-quarter decrease in total revenues was primarily due to a $0.9 million decrease in collaboration revenues, related to lower current period collaboration revenues under the Roche Agreement, resulting from an overall increase in total estimated costs to be incurred under this collaboration agreement. Collaboration revenues may fluctuate from period to period based on changes in estimated costs to support performance obligations. The collaboration revenue was included in deferred revenues at December 31, 2023 (see Note 3 (Revenue) to our condensed consolidated financial statements included in this report for additional information).

Operating expenses

Our operating expenses consist of cost of sales, research and development expenses, and general and administrative expenses.

Cost of sales. These expenses consist of costs associated with royalty revenue which has resulted from product sales by our sublicensees.

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

The following table shows our operating expenses for the periods presented (in thousands, except percentages).

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)
Cost of sales	$98	$119	$(21)	(18)%
Research and development	$3,010	$4,185	$(1,175)	(28)%
General and administrative	4,997	4,724	273	6%
Total operating expenses	$8,105	$9,028	$(923)	(10)%

Research and development expenses. For the three months ended March 31, 2024, the $1.2 million quarter-over-quarter decrease in total research and development expenses was mainly attributable to: (i) a $0.2 million net decrease for our OpRegen program; (ii) a $0.4 million net decrease related to our OPC1 program; (iii) a $0.3 million decrease for our preclinical programs, and (iv) a $0.3 million decrease for our other research and development programs, primarily related to reduced manufacturing activities.

The below table shows the amount of our total research and development expenses allocated by program for the periods presented (in thousands, except percentages).

	Three Months ended March 31,
	Amount		Percent of Total
	2024	2023	2024	2023
OpRegen®	$1,314	$1,517	44%	37%
OPC1	1,029	1,401	34%	33%
ANP1	444	443	14%	10%
PNC1	140	158	5%	4%
RND1	4	306	0%	7%
All other programs	79	360	3%	9%
Total research and development expenses	$3,010	$4,185	100%	100%

General and administrative expenses. For the three months ended March 31, 2024, the $0.3 million quarter-over-quarter increase in general and administrative expenses was primarily attributable to (i) a $0.2 million increase in stock-based compensation, and (ii) an overall increase in costs incurred for consulting services.

Other income and (expenses), net

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
Other income (expenses), net	2024	2023	(Decrease)	(Decrease)
Interest income, net (1)	$462	$410	$52	13%
(Loss) gain on marketable equity securities, net (1)	(5)	40	(45)	(113)%
Foreign currency transaction gain/(loss), net	(354)	(472)	118	(25)%
Other income	-	457	(457)	(100)%
Total other income (expenses), net	$103	$435	$(332)	(76)%

(1)
The quarter over quarter fluctuations was de minimis.

Foreign currency transaction gain/loss, net. Foreign currency transaction gain/(loss), net, for each of the three months ended March 31, 2024 and 2023 consisted of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd and an employee retention credit payroll tax refund (discussed below). Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable and notes receivable between Cell Cure and Lineage.

Other Income, net. Under the Coronavirus Aid, Relief, and Economic Security Act, the Company is eligible for an employee retention credit subject to certain criteria. The employee retention credit is a payroll tax refund per employee, which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. For the three months ended March 31, 2023, the Company recorded an employee retention credit of $0.5 million, due to a decline in the quarterly revenue during 2020 and 2021 as compared to the same quarterly period in 2019, and no comparable credit was recorded in 2024.

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

For the three months ended March 31, 2023, Lineage recorded a $1.8 million deferred tax benefit due to the ability to offset certain deferred tax assets against the deferred tax liability associated with in-process research and development ("IPR&D"), and the related release of the valuation allowance. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses. Lineage did not record a deferred tax benefit for the three months ended March 31, 2024.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2024, we incurred a loss from operations of $6.7 million and had negative cash flow from operations of $5.8 million. As of March 31, 2024, our accumulated deficit was $391.4 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

As of March 31, 2024, we had $43.6 million in cash, cash equivalents and marketable securities. In February 2024, we raised approximately $13.8 million in net proceeds through a registered direct offering of our common shares. We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates. We do not expect sales of shares of our former subsidiaries that we own to be a significant source of additional funds. See Note 4 (Marketable Securities) to our condensed consolidated financial statements included in this report for additional information regarding those marketable equity securities.

For the three months ended March 31, 2024, we issued and sold 30,000 common shares under our at-the-market offering program for gross proceeds of $37,000. As of March 31, 2024, $40.0 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated financial statements included in this report for additional information regarding our at-the-market offering program.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(5,783)	$(11,242)
Investing activities	(38)	15,426
Financing activities	14,021	1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(70)	(100)
Net increase in cash, cash equivalents, and restricted cash	$8,130	$4,085

Cash used in operating activities

Net cash used in operating activities was $5.8 million for the three months ended March 31, 2024, which primarily reflects the loss from operations of $6.7 million plus the changes in operating assets and liabilities of $0.9 million. These items were offset by the non-cash expenses of $1.2 million for stock-based compensation and $0.2 million for depreciation and amortization. The foreign currency remeasurement had no effect on cash flows.

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

Cash (used in) provided by investing activities

Cash used in investing activities for the three months ended March 31, 2024 was $38,000 which was for the purchase of equipment.

Cash provided by investing activities for the three months ended March 31, 2023 was $15.4 million and consisted of $23.3 million in U.S. Treasury securities which matured during the period, offset with $7.7 million related to the purchase of U.S. Treasury securities and $0.2 million for the purchase of equipment.

Cash provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2024 was $14.0 million and primarily consisted of net proceeds from the sale of our common shares from our registered direct offering and from the sale of our common shares under our at-the-market offering program.

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

Our obligations to licensors under license agreements and to government entities under the terms of grants we've received require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones, including those related to the Roche Agreement. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement, see Note 13 (Commitment and Contingencies) to the condensed consolidated financial statements included in this report for additional information. Royalties, are payable to licensors or government entities based on a percentage of net sales of licensed products, including those related to the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we've received are uncertain and may fluctuate significantly from period to period. As of March 31, 2024, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As discussed above, we have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, Cell Cure has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of March 31, 2024, the aggregate cap amount was approximately $93.8 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of March 31, 2024, we have not included any future financial obligations due to the IIA under the Innovation Law in our consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

As of March 31, 2024, under the terms of the leases for the facilities from which Cell Cure and Lineage operate, a total of $3.5 million of rent payments will become due, of which $0.9 million will become due in the remainder of 2024.

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

We may seek to obtain the additional capital we may need through one or more equity offerings, debt financings, government or other grant funding, or other third-party funding transactions, including potential strategic alliances and licensing or collaboration agreements, or structured financings such as royalty monetization transactions. We cannot provide any assurance that adequate additional capital will be available on favorable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common shares to decline, and the issuance of additional equity securities could result in the dilution of the interests of our current shareholders. If we obtain additional capital through strategic alliances and licensing or collaboration agreements or structured financing, we may be required to relinquish rights to our intellectual property, our product candidates or rights to future revenue streams or otherwise agree to terms unfavorable to us. The unavailability or inadequacy of additional capital to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our current planned operations. Our ability to raise additional capital may be adversely impacted due to external factors beyond our control, such as unfavorable global economic conditions, disruptions to and volatility in the credit and financial markets in the United States and worldwide, public health emergencies such as the COVID-19 pandemic, geopolitical conflicts, political and economic instability, inflation and relatively high interest rates, and other macroeconomic factors.

We believe that our $43.6 million in cash, cash equivalents and marketable securities at March 31, 2024, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time-to-time we may be involved in a variety of legal proceedings. Such proceedings may initially be viewed as immaterial but could later prove to be material. Legal proceedings are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, legal proceedings could involve significant expense and diversion of management’s attention and resources from other matters. For a discussion of legal proceedings in which we are involved, see Note 13 (Commitments and Contingencies) in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described in the 2023 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell our common shares. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common shares, in which case you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in the 2023 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the quarter covered by this report, none of our directors or officers (as defined in Rule 16a-1(f)
under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of
Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	November 9, 2023	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Amended and Restated Bylaws	3.2	8-K	August 12, 2019	001-12830
10.1*^	Amendment No. 1 to Employment Agreement entered into as of March 6, 2024 between Registrant and Brian M. Culley
10.2*^	Amendment No. 1 to Employment Agreement entered into as of March 6, 2024 between Registrant and Jill A. Howe
10.3*^	Amendment No. 1 to Employment Agreement entered into as of March 6, 2024 between Registrant and George A. Samuel III
31.1*	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

# Furnished herewith

^ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: May 9, 2024	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: May 9, 2024	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer