Form 10-Q
period 2024-06-30
Lineage Cell Therapeutics, Inc.
filed 2024-08-08
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of common shares outstanding as of August 2, 2024 was 188,837,375.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,622	$35,442
Marketable securities	8,874	50
Accounts receivable, net	235	745
Prepaid expenses and other current assets	1,659	2,204
Total current assets	40,390	38,441

NONCURRENT ASSETS
Property and equipment, net	2,018	2,245
Operating lease right-of-use assets	2,584	2,522
Deposits and other long-term assets	598	577
Goodwill	10,672	10,672
Intangible assets, net	46,540	46,562
TOTAL ASSETS	$102,802	$101,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,018	$6,270
Operating lease liabilities, current portion	1,069	830
Finance lease liabilities, current portion	46	52
Deferred revenues, current portion	9,142	10,808
Total current liabilities	15,275	17,960

LONG-TERM LIABILITIES
Deferred tax liability	273	273
Deferred revenues, net of current portion	18,543	18,693
Operating lease liabilities, net of current portion	1,768	1,979
Finance lease liabilities, net of current portion	68	91
TOTAL LIABILITIES	35,927	38,996

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common shares, no par value, 450,000 shares authorized as of June 30, 2024 and December 31, 2023; 188,824 and 174,987 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	467,928	451,343
Accumulated other comprehensive loss	(2,470)	(3,068)
Accumulated deficit	(397,158)	(384,856)
Lineage's shareholders’ equity	68,300	63,419
Noncontrolling deficit	(1,425)	(1,396)
Total shareholders’ equity	66,875	62,023
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,802	$101,019

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Collaboration revenues	$1,098	$2,871	$2,285	$4,992
Royalties, license and other revenues	310	354	567	619
Total revenues	1,408	3,225	2,852	5,611

OPERATING EXPENSES:
Cost of sales	44	127	142	246
Research and development	2,868	3,873	5,878	8,058
General and administrative	4,363	4,249	9,360	8,973
Total operating expenses	7,275	8,249	15,380	17,277
Loss from operations	(5,867)	(5,024)	(12,528)	(11,666)

OTHER INCOME (EXPENSES):
Interest income	463	382	925	792
Loss on marketable equity securities, net	(10)	(150)	(15)	(110)
Foreign currency transaction loss, net	(378)	(497)	(732)	(969)
Other income	19	86	19	543
Total other income (expenses)	94	(179)	197	256

LOSS BEFORE INCOME TAXES	(5,773)	(5,203)	(12,331)	(11,410)

Provision for income tax benefit	—	—	—	1,803

NET LOSS	(5,773)	(5,203)	(12,331)	(9,607)

Net (income) loss attributable to noncontrolling interest	13	(26)	29	6

NET LOSS ATTRIBUTABLE TO LINEAGE	$(5,760)	$(5,229)	$(12,302)	$(9,601)

Net loss per common share attributable to Lineage basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Weighted-average common shares used to compute basic and diluted net loss per common share	188,813	170,592	185,861	170,361

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET LOSS	$(5,773)	$(5,203)	$(12,331)	$(9,607)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	307	446	605	819
Unrealized gain (loss) on marketable debt securities	(6)	50	(7)	141
COMPREHENSIVE LOSS	(5,472)	(4,707)	(11,733)	(8,647)
Less: Comprehensive (income) loss attributable to noncontrolling interest	13	(26)	29	6
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(5,459)	$(4,733)	$(11,704)	$(8,641)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended June 30, 2024
					Accumulated
	Common				Other	Total
	Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - March 31, 2024	188,754	$466,571	$(391,398)	$(1,412)	$(2,771)	$70,990
Shares issued through ATM	26	33	—	—	—	33
Financing related fees	—	(1)	—	—	—	(1)
Shares issued upon exercise of stock options	44	56	—	—	—	56
Stock-based compensation	—	1,269	—	—	—	1,269
Unrealized loss on marketable debt securities	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	307	307
Net loss	—	—	(5,760)	(13)	—	(5,773)
BALANCE - June 30, 2024	188,824	$467,928	$(397,158)	$(1,425)	$(2,470)	$66,875

Three Months Ended June 30, 2023
					Accumulated
	Common				Other	Total
	Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - March 31, 2023	170,174	$441,299	$(367,742)	$(1,435)	$(3,107)	$69,015
Shares issued through ATM	4,237	5,841	—	—	—	5,841
Financing related fees	—	(193)	—	—	—	(193)
Shares issued upon exercise of stock options	28	22	—	—	—	22
Stock-based compensation	—	1,280	—	—	—	1,280
Unrealized gain on marketable debt securities	—	—	—	—	50	50
Foreign currency translation adjustment	—	—	—	—	446	446
Net loss	—	—	(5,229)	26	—	(5,203)
BALANCE - June 30, 2023	174,439	$448,249	$(372,971)	$(1,409)	$(2,611)	$71,258

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(IN THOUSANDS)

(UNAUDITED)

Six Months Ended June 30, 2024
					Accumulated
	Common				Other	Total
	Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2023	174,987	$451,343	$(384,856)	$(1,396)	$(3,068)	$62,023
Shares issued through registered direct financing	13,462	14,000	—	—	—	14,000
Shares issued through ATM	56	70	—	—	—	70
Financing related fees	—	(113)	—	—	—	(113)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(23)	—	—	—	(23)
Shares issued upon exercise of stock options	274	219	—	—	—	219
Stock-based compensation	—	2,432	—	—	—	2,432
Unrealized loss on marketable debt securities	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	605	605
Net loss	—	—	(12,302)	(29)	—	(12,331)
BALANCE - June 30, 2024	188,824	$467,928	$(397,158)	$(1,425)	$(2,470)	$66,875

Six Months Ended June 30, 2023
					Accumulated
	Common				Other	Total
	Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2022	170,093	$440,280	$(363,370)	$(1,403)	$(3,571)	$71,936
Shares issued through ATM	4,237	5,841	—	—	—	5,841
Financing related fees	—	(193)	—	—	—	(193)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	53	(37)	—	—	—	(37)
Shares issued upon exercise of stock options	56	47	—	—	—	47
Stock-based compensation	—	2,311	—	—	—	2,311
Unrealized gain on marketable debt securities	—	—	—	—	141	141
Foreign currency translation adjustment	—	—	—	—	819	819
Net loss	—	—	(9,601)	(6)	—	(9,607)
BALANCE - June 30, 2023	174,439	$448,249	$(372,971)	$(1,409)	$(2,611)	$71,258

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(12,302)	$(9,601)
Net loss attributable to noncontrolling interest	(29)	(6)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Loss on marketable equity securities, net	15	110
Accretion of income on marketable debt securities	(102)	(516)
Depreciation and amortization expense	295	276
Change in right-of-use assets and liabilities	(20)	81
Amortization of intangible assets	22	65
Stock-based compensation	2,432	2,311
Deferred income tax benefit	—	(1,803)
Foreign currency remeasurement and other loss	767	1,011
Changes in operating assets and liabilities:
Accounts receivable	508	(147)
Prepaid expenses and other current assets	516	(270)
Accounts payable and accrued liabilities	(1,245)	(3,941)
Deferred revenue	(1,816)	(5,080)
Net cash used in operating activities	(10,959)	(17,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable equity securities	18	—
Purchases of marketable debt securities	(8,761)	(12,635)
Maturities of marketable debt securities	—	47,664
Purchase of equipment	(88)	(444)
Net cash (used in) provided by investing activities	(8,831)	34,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	219	80
Common shares received and retired for employee taxes paid	(23)	(37)
Proceeds from sale of common shares	14,070	5,789
Payments for offering costs	(113)	(174)
Repayment of finance lease liabilities	(27)	(29)
Net cash provided by financing activities	14,126	5,629
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(158)	(192)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,822)	22,512

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	35,992	11,936
At end of the period	$30,170	$34,448

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4	$5

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$58	$93

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$29,622	$33,886
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	548	562
Total cash, cash equivalents, and restricted cash	$30,170	$34,448

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or “off-the-shelf”, cell therapies to address unmet medical needs. Our programs are based on our proprietary, cell-based technology platform, and associated development, formulation, delivery and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are created by applying directed differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These protocols generate cells with characteristics associated with specific and desired developmental lineages. Cells derived from such lineages which are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment the patient’s functional activity.

Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered, double-digit-percentage royalties on net sales of OpRegen in the U.S. and other major markets. On May 7, 2024, we entered into a service agreement with Genentech pursuant to which we will provide supplemental clinical, technical, training, manufacturing, and procurement services to support the ongoing advancement and optimization of the OpRegen program.

Our most advanced unpartnered product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). OPC1 has been tested in two clinical trials to date; a five patient Phase 1 clinical trial in acute thoracic SCI, where all subjects are followed for at least 10 years, and a 25 patient Phase 1/2a multicenter clinical trial in subacute cervical SCI, where all subjects were evaluated for at least two years. Results from both studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM for continued clinical development of OPC1 for the treatment of SCI. In January 2024, we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. As previously reported in March 2024, we received written correspondence from the FDA, advising us that due to significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol is still ongoing. We continue to focus on customary trial preparations and related activities to support opening our first clinical study site for the DOSED study and we intend to open our first clinical study site as soon as feasible following confirmation that the FDA has no further feedback or additional information requests relating to our IND amendment.

Our pipeline of allogeneic, or “off-the-shelf”, cell therapy programs currently includes:

•
RG6501 (OpRegen), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, being conducted by Roche, for the treatment of GA secondary to AMD, also known as atrophic or dry AMD.
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy which we plan to evaluate in the DOSED clinical study, to test the safety and utility of a novel spinal cord delivery device in both subacute and chronic spinal cord injuries and continues to be evaluated in long-term follow-up from a Phase 1/2a multicenter clinical trial for subacute cervical spinal cord injuries.
•
ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

•
PNC1, an allogeneic photoreceptor cell transplant currently being developed for the treatment of vision loss due to photoreceptor dysfunction or damage.
•
RND1, a novel hypoimmune induced pluripotent stem cell (“iPSC”) line being developed in collaboration with Eterna Therapeutics Inc., which will be evaluated for differentiation into cell transplant product candidates for central nervous system diseases and other neurology indications.

Other Programs

We have additional undisclosed product candidates being considered for development and we may consider others, which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar, guided cell differentiation and transplant approach as most of the product candidates described above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets out Lineage’s ownership, directly or indirectly, of the outstanding shares of its subsidiaries as of June 30, 2024:

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

(1)
Includes shares owned by Lineage and ES Cell International Pte. Ltd.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of June 30, 2024, Lineage consolidated its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s condensed consolidated balance sheets.

Liquidity

At June 30, 2024, we had $38.5 million of cash, cash equivalents and marketable securities. At June 30, 2024 and 2023, the Company had restricted cash of $0.1 million required to be set aside for its corporate credit card facility. Additionally, Cell Cure has restricted cash related to its lease. See Note 13 (Commitments and contingencies). Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of the accompanying condensed consolidated interim financial statements.

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

As of June 30, 2024, $39.97 million remained available for sale under our at-the-market offering program (“ATM”). See Note 10 (Shareholders’ Equity) for additional information.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of June 30, 2024, we have not included these commitments on our condensed consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof are not fixed and determinable.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2023 10-K. There have been no changes to our significant accounting policies during the six months ended June 30, 2024.

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

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues under collaborative agreements
Upfront license fees (1)	$1,098	$2,871	$2,285	$4,992
Total revenues under collaborative agreements	1,098	2,871	2,285	4,992

Royalties, license and other revenues (2)	310	354	567	619

Total revenue	$1,408	$3,225	$2,852	$5,611

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of the period. This revenue originated from the $50.0 million upfront payment under the Roche Agreement.
(2)
Included within royalties, license and other revenues recognized for the six months ended June 30, 2024 and 2023, was $30,000 and $87,000, respectively, that was included within deferred revenues as contract liabilities as of January 1, 2024 and 2023, respectively.

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

For contracts with customers including collaboration partners which are within the scope of Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606), the aggregate amount of the transaction price allocated to remaining performance obligations as of June 30, 2024 was $31.6 million, of which $27.7 million is reported as deferred revenues. The $31.6 million is primarily expected to be converted to revenue by December 2026.

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net - beginning of the year (1)	$676	$297
Accounts receivable, net - end of the period (1)	$223	$676

Contract liabilities (1)
Deferred revenues - beginning of the year	$29,501	$37,146
Deferred revenues - end of the period	$27,685	$29,501

(1)
Excludes grants receivable which are outside the scope of ASU 2014-09.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	June 30, 2024	December 31, 2023
Marketable debt securities
Included within cash and cash equivalents (1)	$5,031	$8,856
Included within marketable securities	$8,857	$—
Marketable equity securities
Included within marketable securities	$17	$50

(1)
Cash equivalents have an original maturity of three months or less when purchased.

Marketable Debt Securities

The following table summarizes the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$13,894	$—	$(6)	$13,888
Total	$13,894	$—	$(6)	$13,888

	December 31, 2023
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$8,855	$1	$—	$8,856
Total	$8,855	$1	$—	$8,856

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of June 30, 2024 or December 31, 2023. The Company believes that the individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable debt securities to their maturity.

As of June 30, 2024, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$13,894	$13,888
Total available-for-sale debt securities	$13,894	$13,888

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Marketable Equity Securities

Marketable equity securities are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Lineage’s marketable equity securities consist of shares of common stock of OncoCyte Corporation (“OCX”) and of Hadasit Bio-Holdings Ltd. (“HBL”). All share prices are determined based on the closing price of OCX and HBL common stock on the last trading day of the applicable quarter.

The following table represents the realized and unrealized (loss) gain on marketable equity securities for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) gain on marketable equity securities, net	$(10)	$(150)	$(15)	$(110)
Less: Loss recognized in earnings on marketable equity securities sold	4	—	4	—
Unrealized (loss) gain recognized on marketable equity securities held at end of period, net	$(6)	$(150)	$(11)	$(110)

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

At June 30, 2024 and December 31, 2023, property and equipment, net was comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment, furniture and fixtures	$3,628	$3,614
Leasehold improvements	2,232	2,313
Right-of-use assets - finance lease	194	198
Accumulated depreciation and amortization	(4,036)	(3,880)
Property and equipment, net	$2,018	$2,245

Depreciation and amortization expense was $142,000 and $138,000 for the three months ended June 30, 2024 and 2023, respectively, and $295,000 and $276,000 for the six months ended June 30, 2024 and 2023, respectively. These amounts include amortization expense for right-of-use finance lease assets of $14,000 and $13,000 for the three months ended June 30, 2024 and 2023, respectively, and $28,000 and $23,000 for the six months ended June 30, 2024 and 2023, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6. Goodwill and Intangible Assets, Net

At June 30, 2024 and December 31, 2023, goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,603)	(19,581)
Intangible assets, net	$46,540	$46,562

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in the Asterias Merger, see Note 13 (Commitments and Contingencies) for further discussion on the Asterias Merger. To date, we have not recognized any goodwill impairment.
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
(4)
The acquired patents and acquired royalty contracts were fully amortized as of the end of the first quarter of 2024.

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized $0 and $32,000 in amortization expense of intangible assets during the three months ended June 30, 2024 and 2023, respectively, and $22,000 and $65,000 during the six months ended June 30, 2024 and 2023, respectively.

7. Accounts Payable and Accrued Liabilities

At June 30, 2024 and December 31, 2023, accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$2,388	$2,050
Accrued compensation	2,216	3,123
Accrued liabilities	414	1,097
Total	$5,018	$6,270

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

•
Level 3 – Inputs to the valuation methodology that are unobservable. Unobservable inputs are those in which little or no market data exists, reflect those that a market participant would use, and are therefore determined using estimates and assumptions developed by the Company.

We have not transferred any instruments between the three levels of the fair value hierarchy.

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents and marketable securities at fair value on a recurring basis. The fair values of such assets were as follows as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$17,853	$17,853	$—	$—
Marketable debt securities (1)	5,031	5,031	—	—
Marketable debt securities	8,857	8,857	—	—
Marketable equity securities (2)	17	17	—	—
Total assets measured at fair value	$31,758	$31,758	$—	$—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$21,029	$21,029	$—	$—
Marketable debt securities (1)	8,856	8,856	—	—
Marketable equity securities (2)	50	50	—	—
Total assets measured at fair value	$29,935	$29,935	$—	$—

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet. Marketable debt securities purchased with an original maturity of three months or less have been classified as cash equivalents.
(2)
Lineage’s marketable equity securities include the shares of stock of OCX and HBL. Both securities have readily determinable fair values quoted on the NASDAQ or TASE (Level 1). These securities are measured at fair value and reported as current assets on the accompanying condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented.

9. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 13 (Commitments and Contingencies)), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of whom were named defendants in the lawsuits, prior to being dismissed. From inception of the matter through July 2023, Lineage incurred approximately $626,000 in legal expenses on behalf of the foregoing parties, and since then Lineage has not incurred any additional expenses.

On February 6, 2024, we entered into a stock purchase agreement with certain investors relating to the purchase and sale in a registered direct offering of an aggregate of 13,461,540 of our common shares. The offering price was $1.04 per common share. The offering closed on February 8, 2024. Broadwood Partners, L.P., which is affiliated with Neal Bradsher, a member of our board of directors, purchased 6,730,770 common shares in the offering, and Don Bailey, a member of our board of directors, purchased 96,155 shares in the offering.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Common Shares

At December 31, 2022, Lineage was authorized to issue 250,000,000 common shares, no par value. In September 2023, our shareholders approved an increase in the number of authorized common shares, no par value, from 250,000,000 to 450,000,000. As of June 30, 2024 and December 31, 2023, there were 188,823,975 and 174,986,671 common shares issued and outstanding, respectively.

At-The-Market Offering Program

In May 2020, Lineage entered into a Controlled Equity OfferingSM Sales Agreement (the “Prior Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which Lineage could sell its common shares from time to time through an ATM program.

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

In March 2024, Lineage terminated the Prior Sales Agreement and entered into a sales agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., as sales agent (“Sales Agent”), under which Lineage may offer and sell its common shares from time to time through an ATM program.

In March 2024, Lineage filed a prospectus supplement with the SEC in connection with the offer and sale of $40.00 million of common shares through the ATM program under the ATM Sales Agreement which was updated, amended and supplemented by a prospectus supplement filed with the SEC on May 14, 2024 in connection with the offer and sale of $39.97 million of common shares through the ATM program under the ATM Sales Agreement (the prospectus supplement filed in March 2024, as updated, amended and supplemented by the prospectus supplement filed in May 2024, the “2024 Prospectus Supplement”).

Prior to its termination in March 2024, Lineage had sold 4,912,803 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.41 for gross proceeds of $6.9 million. During the three months ended March 31, 2024, Lineage sold 30,000 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.23 for gross proceeds of $37,000 and Lineage had not sold any common shares under the 2024 Prospectus Supplement. During the three months ended June 30, 2024, Lineage sold 25,830 common shares under the 2024 Prospectus Supplement at a weighted average price per share of $1.30 for gross proceeds of $33,000. As of June 30, 2024, $39.97 million remained available for sale under the 2024 Prospectus Supplement.

The shares offered under the 2024 Prospectus Supplement are registered pursuant to Lineage’s effective shelf registration statement on Form S-3 (File No. 333-277758), which was filed with the SEC on March 7, 2024 and declared effective on May 14, 2024.

Lineage agreed to pay Sales Agent a commission of up to 3.0% of the aggregate gross proceeds from the sale of shares under the ATM Sales Agreement, reimburse its legal fees and disbursements, and provide Sales Agent with customary indemnification and contribution rights. The Sales Agreement may be terminated by Sales Agent or Lineage at any time upon notice to the other party, or by Sales Agent at any time in certain circumstances, including the occurrence of a material and adverse change in Lineage’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 34,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan. As of June 30, 2024, there were 22,238,337 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	10,824	$1.42	8.63	$4
Options granted	6,028	$1.12
Options exercised	(20)	$1.40
Options expired/forfeited/cancelled	(542)	$1.37
Balance at June 30, 2024	16,290	$1.31	8.65	$26
Options exercisable at June 30, 2024	4,528	$1.42	7.7	$—
Options exercisable and expected to vest at June 30, 2024	16,290	$1.31	8.65	$26

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	668	$1.11
RSUs forfeited	(100)	$0.21
RSUs vested	(67)	$1.50
Balance at June 30, 2024	501	$1.24

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2023	10,839	$1.83
Options exercised	(254)	$0.75
Options expired/forfeited/cancelled	(496)	$2.15
Balance at June 30, 2024	10,089	$1.84
Options exercisable at June 30, 2024	9,415	$1.80

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Stock-Based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$160	$264	$304	$469
General and administrative	1,109	1,016	2,128	1,842
Total stock-based compensation expense	$1,269	$1,280	$2,432	$2,311

As of June 30, 2024, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, was $10.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years for stock options and 1.6 years for RSUs.

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders

Basic earnings per share is calculated by dividing net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, net of stock options and RSUs, subject to repurchase by Lineage, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under any outstanding stock options, RSUs, warrants (using the treasury-stock method), or convertible preferred stock (using the if-converted method).

For the three and six months ended June 30, 2024 and 2023, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2024	2023
Stock options	26,378	22,846
Restricted stock units	501	759

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement for research activities performed in the United States, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will decrease our tax deduction for research and development expenses in future years.

The 2017 Tax Act subjects a U.S. stockholder to Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI: however, this deduction is limited to the company’s pre-GILTI U.S. income. For the three and six months ended June 30, 2024, no GILTI was included in the Company’s tax provision. For the three and six months ended June 30, 2023, Lineage incurred GILTI which was fully offset by net operating loss carryforwards.

Lineage did not record a deferred tax benefit or provision expense for the three or six months ended June 30, 2024 or for the three months ended June 30, 2023. For the six months ended June 30, 2023, Lineage recorded a $1.8 million deferred tax benefit, due to the ability to offset certain deferred tax assets against the deferred tax liability associated with IPR&D, and the related release of the valuation allowance. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses.

13. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022, and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on March 1, 2023 (the “Extended Term Commencement Date”). The lease expires on March 31, 2026, and rent was abated for months two through four of the Extended Term. The monthly base rent was $24,666 through the Extended Term Commencement Date, after which it increased to $25,197. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of June 30, 2024.

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

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and expired on March 31, 2024. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026 on similar terms. During the extension period, the base rent is $23,000 per month for the first twelve months and will increase to $23,500 for the remaining twelve months. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of June 30, 2024.

Cell Cure Lease

As of June 30, 2024, Cell Cure leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (‘ILS”) per month (approximately $44,000 as of June 30, 2024), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

Cell Cure has security deposits denominated in ILS with the landlord for this master lease held as restricted cash during the term the lease. The U.S. dollars value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $448,000 as of June 30, 2024, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$607	$538
Operating cash flows from finance leases	$4	$5
Financing cash flows from finance leases	$27	$29

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$597	$—
Finance leases	$—	$79

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$2,584	$2,522

Right-of-use lease liabilities, current	$1,069	$830
Right-of-use lease liabilities, noncurrent	1,768	1,979
Total operating lease liabilities	$2,837	$2,809

Finance leases
Right-of-use assets	$194	$198
Accumulated amortization	(93)	(67)
Right-of-use assets, net	$101	$131

Right-of-use lease liabilities, current	$46	$52
Right-of-use lease liabilities, noncurrent	68	91
Total finance lease liabilities	$114	$143

Weighted average remaining lease term
Operating leases	2.9 years	3.5 years
Finance leases	2.7 years	3.0 years

Weighted average discount rate
Operating leases	6.3%	6.5%
Finance leases	7.1%	6.9%

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Future minimum lease commitments are as follows as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2024	$579	$28
2025	1,156	51
2026	724	26
2027	671	20
Total lease payments	3,130	125
Less imputed interest	(293)	(11)
Total	$2,837	$114

Operating lease expense was $0.3 million and $0.6 million for each of the three and six months ended June 30, 2024 and 2023, respectively.

Collaborations

Roche Agreement

In December 2021, Lineage entered into the Roche Agreement, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies, including Lineage’s proprietary cell therapy known as OpRegen, for the treatment of ocular disorders, including GA secondary to AMD.

Under the terms of the Roche Agreement, Roche paid Lineage a $50.0 million upfront payment and Lineage is eligible to receive up to an additional $620.0 million in developmental, regulatory and commercialization milestone payments. Lineage also is eligible for tiered, double-digit-percentage royalties on net sales of OpRegen in the U.S. and other major markets. All regulatory and commercial milestone payments and royalty payments are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalty payments on net sales of OpRegen are subject to financial offsets based on the existence of competing products. Roche assumed responsibility for further clinical development and commercialization of OpRegen. Lineage is responsible for completing activities related to the ongoing clinical study, for which enrollment is complete, and performing certain manufacturing and process development activities.

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

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Subsequently, Lineage, via Cell Cure, paid $12.1 million to the IIA, and $8.9 million to Hadasit Medical Research Services and Development Ltd. (“Hadasit”). Such payments were made in accordance with obligations under the Innovation Law (as discussed below) and under the terms of Cell Cure’s agreements with Hadasit (as discussed below). The payment obligation to Hadasit was reduced by $1.9 million in accordance with the provisions of such agreements discussed below that reduce the sublicensing fee payable to Hadasit for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs are not incurred within five years after the execution of the Roche Agreement, Cell Cure will be required to pay Hadasit 21.5% of the amount of costs not incurred.

ITI Collaboration Agreement

In April 2021, Lineage entered into a collaborative agreement with Immunomic Therapeutics, Inc. (“ITI”) whereby Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to the development of an allogeneic VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate. As of June 30, 2024, Lineage has a remaining performance obligation of approximately $1.6 million for the aforementioned activities. Upon execution of the agreement in April 2021, $0.5 million was paid by ITI to Lineage. Upon delivery of research-grade VAC-CMV product generated by Lineage, ITI paid an additional $0.5 million in August 2021. ITI is currently evaluating its next step under the agreement.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of the upfront payment it received under the Roche Agreement, or $12.1 million, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of June 30, 2024, the aggregate cap amount was approximately $94.3 million.

Pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between Cell Cure and Hadasit, and a certain letter agreement entered into on December 17, 2021, Cell Cure paid a sublicensing fee to Hadasit of $8.9 million or 21.5% of the $50.0 million upfront payment under the Roche Agreement (subject to certain reductions), and Cell Cure is obligated to pay Hadasit (i) a maximum of 21.5% of all milestone payments Lineage receives under the Roche Agreement (subject to certain reductions, including for costs related to Lineage’s performance obligations under the Roche Agreement), and (ii) up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives under the Roche Agreement. The letter agreement generally terminates upon the termination of the Roche Agreement.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of June 30, 2024, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

In February 2023, the court approved a Stipulation and Agreement of Compromise and Settlement pursuant to which, Lineage and certain insurers of the defendants paid $10.65 million (the “Settlement Amount”) into a fund created for the benefit of the purported class and in consideration for the full and final release, settlement and discharge of all claims. Approximately $7.12 million of the Settlement Amount was funded by certain insurers and approximately $3.53 million was paid by Lineage during the first quarter of 2023.

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

HBL Books and Records Request

On April 17, 2023, Cell Cure received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of Cell Cure. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and Cell Cure pursuant to which Cell Cure conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of Cell Cure relating to the OpRegen program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as Cell Cure’s

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

controlling shareholder, and members of Cell Cure’s board of directors caused damage to Cell Cure because the Intercompany Agreement was an interested party transaction that was not fairly priced and exploits Cell Cure’s resources for the benefit of Lineage. The motion seeks an order to compel Cell Cure to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion on March 14, 2024 at which the Court proposed, and the parties agreed, to retain a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. The potential future payments Lineage could be required to make under these indemnification agreements will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements. Accordingly, Lineage has not recorded any liabilities for these agreements as of June 30, 2024 or December 31, 2023.

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

Organization and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or “off-the-shelf”, cell therapies to address unmet medical needs. Our programs are based on our proprietary, cell-based technology platform, and associated development, formulation, delivery and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are created by applying directed differentiation protocols to established, well-characterized, and self-renewing pluripotent cell lines. These protocols generate cells with characteristics associated with specific and desired developmental lineages. Cells derived from such lineages which are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or augment the patient’s functional activity.

Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered, double-digit-percentage royalties on net sales of OpRegen in the U.S. and other major markets. On May 7, 2024, we entered into a service agreement with Genentech pursuant to which we will provide supplemental clinical, technical, training, manufacturing, and procurement services to support the ongoing advancement and optimization of the OpRegen program.

Our most advanced unpartnered product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). OPC1 has been tested in two clinical trials to date; a five patient Phase 1 clinical trial in acute thoracic SCI, where all subjects are followed for at least 10 years, and a 25 patient Phase 1/2a multicenter clinical trial in subacute cervical SCI, where all subjects were evaluated for at least two years. Results from both studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM for continued clinical development of OPC1 for the treatment of SCI. In January 2024, we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. As previously reported in March 2024, we received written correspondence from the FDA, advising us that due to significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol is still ongoing. We continue to focus on customary trial preparations and related activities to support opening our first clinical study site for the DOSED study and we intend to open our first clinical study site as soon as feasible following confirmation that the FDA has no further feedback or additional information requests relating to our IND amendment.

Our pipeline of allogeneic, or “off-the-shelf”, cell therapy programs currently includes:

•
RG6501 (OpRegen), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, being conducted by Roche, for the treatment of GA secondary to AMD, also known as atrophic or dry AMD.
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy which we plan to evaluate in the DOSED clinical study, to test the safety and utility of a novel spinal cord delivery device in both subacute and chronic spinal cord injuries and continues to be evaluated in long-term follow-up from a Phase 1/2a multicenter clinical trial for subacute cervical spinal cord injuries.
•
ANP1, an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of debilitating hearing loss.
•
PNC1, an allogeneic photoreceptor cell transplant currently being developed for the treatment of vision loss due to photoreceptor dysfunction or damage.
•
RND1, a novel hypoimmune induced pluripotent stem cell (“iPSC”) line being developed in collaboration with Eterna Therapeutics Inc., which will be evaluated for differentiation into cell transplant product candidates for central nervous system diseases and other neurology indications.

Other Programs

We have additional undisclosed product candidates being considered for development, and we may consider others which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar, guided cell differentiation and transplant approach as most of the product candidates described above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

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

Israel-Hamas War

All of our manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, Cell Cure, at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are Cell Cure employees who are based in the same facility. As of the date of the filing of this report, our operations have not been materially or adversely impacted as a result of the Israel-Hamas war that began in October 2023.

As a result of safety concerns and in response to government-imposed restrictions on movement and travel and other precautions taken at the outset of the war, our operations at our facilities in Israel were temporarily impacted. Further, a number of the employees in Israel are members of the military reserves and subject to immediate call-up in response to the ongoing war in Israel. A number of the employees in Israel have been activated for military duty and additional employees may also be activated. In addition, the general impact on employees operating in a region at war could adversely impact our operations. Although we have business continuity plans in place to address medium- or long-term disruptions that could result from the war, any long-term closure of our facilities in Israel, or if those facilities were damaged, or if hostilities otherwise disrupt the ongoing operation of our facilities, or if a meaningful number of employees are unable to work for significant portions of time, our operations would be materially and adversely impacted.

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

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2023 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in Part II, Item 8 on Form 10-K for the year ended December 31, 2023, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the six months ended June 30, 2024.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

Revenues

The amounts in the table below show our consolidated revenues, by source, for the periods presented (in thousands except percentages).

	Three Months ended June 30,		Dollar Increase	Percent Increase	Six Months ended June 30,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
Collaboration revenues	$1,098	$2,871	$(1,773)	(62)%	$2,285	$4,992	$(2,707)	(54)%
Royalties, license and other revenues	310	354	(44)	(12)%	567	619	(52)	(8)%
Total revenues	$1,408	$3,225	$(1,817)	(56)%	$2,852	$5,611	$(2,759)	(49)%

For the three months and six months ended June 30, 2024, the $1.8 million and $2.8 million year over year decrease in total revenues, respectively, was primarily related to lower collaboration revenues recognized under the Roche Agreement, resulting from an overall increase in total estimated costs to be incurred under this collaboration agreement.

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

The following table shows our operating expenses for the periods presented (in thousands, except percentages).

	Three Months ended June 30,		Dollar Increase	Percent Increase	Six Months ended June 30,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
Cost of sales	$44	$127	$(83)	(65)%	$142	$246	$(104)	(42)%
Research and development	$2,868	$3,873	$(1,005)	(26)%	$5,878	$8,058	$(2,180)	(27)%
General and administrative	4,363	4,249	114	3%	9,360	8,973	387	4%
Total	$7,275	$8,249	$(974)	(12)%	$15,380	$17,277	$(1,897)	(11)%

Research and development expenses. For the three months ended June 30, 2024, the $1.0 million quarter-over-quarter decrease in total research and development expenses was mainly attributable to: (i) a $0.1 million net decrease for our OpRegen program; (ii) a $0.6 million net decrease related to our OPC1 program; and (iii) a $0.3 million decrease for our preclinical programs.

For the six months ended June 30, 2024, the $2.2 million year-over-year decrease in total research and development expenses was mainly attributable to: (i) a $0.3 million net decrease for our OpRegen program; (ii) a $1.0 million net decrease related to our OPC1 program; (iii) a $0.6 million decrease for our preclinical programs; and (iv) a $0.3 million decrease for our other research and development programs.

The below table shows the amount of our total research and development expenses allocated by program for the periods presented (in thousands, except percentages).

	Three Months ended June 30,				Six Months ended June 30,
	Amount		Percent of Total		Amount		Percent of Total
	2024	2023	2024	2023	2024	2023	2024	2023
OpRegen®	$1,499	$1,580	52%	41%	$2,814	$3,100	48%	38%
OPC1	788	1,432	28%	36%	1,817	2,833	31%	35%
ANP1	501	697	17%	18%	944	1,140	16%	14%
PNC1	16	75	1%	2%	156	233	3%	3%
RND1	3	3	0%	0%	8	306	0%	4%
Other programs and non-program expenses	61	86	2%	3%	139	446	2%	6%
Total research and development expenses	$2,868	$3,873	100%	100%	$5,878	$8,058	100%	100%

General and administrative expenses. For the three months ended June 30, 2024, the $0.1 million quarter-over-quarter increase in general and administrative expenses was primarily attributable to (i) a $0.1 million increase in stock-based compensation and (ii) $0.1 million increase in personnel costs, partially offset by lower legal expense.

For the six months ended June 30, 2024, the $0.4 million year-over-year increase in general and administrative expenses was primarily attributable to: (i) a $0.3 million increase in stock-based compensation; (ii) $0.1 million increase in personnel costs; and (iii) an overall net decrease in costs incurred for services provided by third parties.

Other income and (expenses)

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands, except percentages):

	Three Months ended June 30,		Dollar Increase	Percent Increase	Six Months ended June 30,		Dollar Increase	Percent Increase
Other income (expenses)	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
Interest income	$463	$382	$81	21%	$925	$792	$133	17%
Loss on marketable equity securities, net	(10)	(150)	140	(93)%	(15)	(110)	95	(86)%
Foreign currency transaction loss, net	(378)	(497)	119	(24)%	(732)	(969)	237	(24)%
Other income	19	86	(67)	(78)%	19	543	(524)	(97)%
Total	$94	$(179)	$273	(153)%	$197	$256	$(59)	(23)%

Interest income. Interest income was greater for the three and six months ended June 30, 2024 as compared to the same periods in the prior year primarily due to a nominal increase in interest rates within our marketable debt securities holdings and our money market funds in 2024 as compared to 2023.

Marketable equity securities, net. We expect our net gain or loss on marketable equitable securities to fluctuate each reporting period based on the changes in the market price of the common stock held by us which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These shares are carried at fair market value on our consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three and six months ended June 30, 2024 and 2023, Lineage recognized a net loss on marketable equity securities primarily related to changes in the fair market value of the securities during the respective periods.

Foreign currency transaction gain (loss), net. Foreign currency transaction gain (loss), net, for each of the three and six months ended June 30, 2024 and 2023 consisted of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable and notes receivable between Cell Cure and Lineage.

Other income. For the six months ended June 30, 2023, the Company recorded an employee retention credit of $0.5 million, and no comparable credit was recorded in 2024. The employee retention credit is a payroll tax refund per employee, under the Coronavirus Aid, Relief, and Economic Security Act which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. The company qualified for this credit due to a decline in the quarterly revenue during 2020 and 2021 as compared to the same quarterly period in 2019.

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

For the six months ended June 30, 2023, Lineage recorded a $1.8 million deferred tax benefit due to the ability to offset certain deferred tax assets against the deferred tax liability associated with in-process research and development ("IPR&D"), and the related release of the valuation allowance. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses. Lineage did not record a deferred tax benefit for the three months ended June 30, 2023, and did not record a deferred tax benefit for the three and six months ended June 30, 2024.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2024, we incurred a loss from operations of $12.5 million and had negative cash flow from operations of $11.0 million. As of June 30, 2024, our accumulated deficit was $397.2 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

As of June 30, 2024, we had $38.5 million in cash, cash equivalents and marketable securities. In February 2024, we raised approximately $13.8 million in net proceeds through a registered direct offering of our common shares. We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates. We do not expect sales of shares of our former subsidiaries that we own to be a significant source of additional funds. See Note 4 (Marketable Securities) to our condensed consolidated financial statements included in this report for additional information regarding those marketable equity securities.

During the six months ended June 30, 2024, we issued and sold 55,830 common shares under our at-the-market offering program for gross proceeds of $70,000. As of June 30, 2024, $39.97 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated financial statements included in this report for additional information regarding our at-the-market offering program.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(10,959)	$(17,510)
Investing activities	(8,831)	34,585
Financing activities	14,126	5,629
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(158)	(192)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,822)	$22,512

Cash used in operating activities

Net cash used in operating activities was $11.0 million for the six months ended June 30, 2024, which primarily reflects the loss from operations of $12.5 million plus the changes in operating assets and liabilities of $2.0 million. These items were partially offset by the non-cash expenses of $2.4 million for stock-based compensation and $0.3 million for depreciation and amortization. The foreign currency remeasurement had no effect on cash flows.

Net cash used in operating activities was $17.5 million for the six months ended June 30, 2023, which primarily reflects the loss from operations of $11.7 million plus the changes in operating assets and liabilities of $9.4 million. These items were partially offset by the non-cash expenses of $2.3 million for stock-based compensation and $0.3 million for depreciation and amortization. The unrealized loss on marketable securities, foreign currency remeasurement and deferred tax benefit had no effect on cash flows.

Cash (used in) provided by investing activities

Cash used in investing activities for the six months ended June 30, 2024 was $8.8 million which was primarily from the purchase of U.S. Treasury securities.

Cash provided by investing activities for the six months ended June 30, 2023 was $34.6 million and consisted of $47.7 million in U.S. Treasury securities which matured during the period, partially offset by $12.6 million used to purchase U.S. Treasury securities and $0.4 million used to purchase equipment.

Cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2024 was $14.1 million and primarily consisted of net proceeds from the sale of our common shares in our registered direct offering and from the sale of our common shares under our at-the-market offering program.

Cash provided by financing activities for the six months ended June 30, 2023 was $5.6 million and primarily consisted of net proceeds from the sale of our common shares under our at-the-market offering program.

Financial Obligations

Our financial obligations primarily consist of obligations to our licensors under license agreements, obligations related to grants received from government entities, including the IIA, obligations under vendor contracts for research services and other purchase commitments with suppliers.

Our obligations to licensors under license agreements and to government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones, including those related to the Roche Agreement. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement, see Note 13 (Commitments and Contingencies) to the condensed consolidated financial statements included in this report for additional information. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products, including those related to the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of June 30, 2024, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As discussed above, we have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, Cell Cure has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of June 30, 2024, the aggregate cap amount was approximately $94.3 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of June 30, 2024, we have not included any future financial obligations due to the IIA under the Innovation Law in our consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

As of June 30, 2024, under the terms of the leases for the facilities from which Cell Cure and Lineage operate, a total of $3.2 million of rent payments will become due, of which $0.6 million will become due in the remainder of 2024.

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

We believe that our $38.5 million in cash, cash equivalents and marketable securities at June 30, 2024, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	November 9, 2023	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Second Amended and Restated Bylaws	3.1(a)	8-K	June 13, 2024	001-12830
10.1*†	Second Amended and Restated License Agreement dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

# Furnished herewith

^ Management contract or compensatory plan or arrangement

† This exhibit previously was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 with certain information omitted pursuant to an order issued by the SEC on September 12, 2017 granting confidential treatment under the Securities Exchange Act of 1934 for such omitted information through August 9, 2024. In accordance with CF Disclosure Guidance: Topic No. 7, the Company is electing to transition to compliance with the requirements set out in Regulation S-K Item 601(b)(10), and, accordingly is refiling this exhibit with portions of it redacted in compliance with Regulation S-K Item 601(b)(10) as indicated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: August 8, 2024	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: August 8, 2024	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer