Form 10-Q
period 2024-09-30
Lineage Cell Therapeutics, Inc.
filed 2024-11-14
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of common shares outstanding as of November 8, 2024 was 188,837,375.

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
•
the potential scope and value of our intellectual property rights; and
•
the effects on our operations of the Israel-Hamas war and broader regional conflict, other geopolitical conflicts, political and economic instability, public health emergencies and macroeconomic conditions.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,750	$35,442
Marketable securities	4,961	50
Accounts receivable, net	405	745
Prepaid expenses and other current assets	1,285	2,204
Total current assets	34,401	38,441

NONCURRENT ASSETS
Property and equipment, net	2,013	2,245
Operating lease right-of-use assets	2,362	2,522
Deposits and other long-term assets	606	577
Goodwill	10,672	10,672
Intangible assets, net	46,540	46,562
TOTAL ASSETS	$96,594	$101,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,477	$6,270
Operating lease liabilities, current portion	1,083	830
Finance lease liabilities, current portion	54	52
Deferred revenues, current portion	8,250	10,808
Total current liabilities	13,864	17,960

LONG-TERM LIABILITIES
Deferred tax liability	273	273
Deferred revenues, net of current portion	16,050	18,693
Operating lease liabilities, net of current portion	1,533	1,979
Finance lease liabilities, net of current portion	80	91
TOTAL LIABILITIES	31,800	38,996

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common shares, no par value, 450,000 shares authorized as of September 30, 2024 and December 31, 2023; 188,837 and 174,987 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	469,268	451,343
Accumulated other comprehensive loss	(2,890)	(3,068)
Accumulated deficit	(400,192)	(384,856)
Lineage's shareholders’ equity	66,186	63,419
Noncontrolling deficit	(1,392)	(1,396)
Total shareholders’ equity	64,794	62,023
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,594	$101,019

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Collaboration revenues	$3,386	$957	$5,671	$5,949
Royalties, license and other revenues	393	289	960	908
Total revenues	3,779	1,246	6,631	6,857

OPERATING EXPENSES:
Cost of sales	38	169	180	415
Research and development	3,171	3,741	9,049	11,799
General and administrative	4,410	4,041	13,770	13,014
Total operating expenses	7,619	7,951	22,999	25,228
Loss from operations	(3,840)	(6,705)	(16,368)	(18,371)

OTHER INCOME (EXPENSES):
Interest income	397	433	1,322	1,225
Loss on marketable equity securities, net	(6)	(60)	(21)	(170)
Foreign currency transaction gain (loss), net	448	(827)	(284)	(1,796)
Other income (expense)	—	1	19	544
Total other income (expenses)	839	(453)	1,036	(197)

LOSS BEFORE INCOME TAXES	(3,001)	(7,158)	(15,332)	(18,568)

Provision for income tax benefit	—	—	—	1,803

NET LOSS	(3,001)	(7,158)	(15,332)	(16,765)

Net (income) loss attributable to noncontrolling interest	(33)	48	(4)	54

NET LOSS ATTRIBUTABLE TO LINEAGE	$(3,034)	$(7,110)	$(15,336)	$(16,711)

Net loss per common share attributable to Lineage basic and diluted	$(0.02)	$(0.04)	$(0.08)	$(0.10)

Weighted-average common shares used to compute basic and diluted net loss per common share	188,835	174,868	186,860	171,880

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(3,001)	$(7,158)	$(15,332)	$(16,765)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(432)	518	173	1,337
Unrealized gain on marketable debt securities	12	9	5	150
COMPREHENSIVE LOSS	(3,421)	(6,631)	(15,154)	(15,278)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(33)	48	(4)	54
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(3,454)	$(6,583)	$(15,158)	$(15,224)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended September 30, 2024
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - June 30, 2024	188,824	$467,928	$(397,158)	$(1,425)	$(2,470)	$66,875
Shares issued upon exercise of stock options	13	10	—	—	—	10
Stock-based compensation	—	1,330	—	—	—	1,330
Unrealized gain on marketable debt securities	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Net loss	—	—	(3,034)	33	—	(3,001)
BALANCE - September 30, 2024	188,837	$469,268	$(400,192)	$(1,392)	$(2,890)	$64,794

Three Months Ended September 30, 2023
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - June 30, 2023	174,439	$448,249	$(372,971)	$(1,409)	$(2,611)	$71,258
Shares issued through ATM	538	784	—	—	—	784
Financing related fees	—	(28)	—	—	—	(28)
Shares issued upon exercise of stock options	10	8	—	—	—	8
Stock-based compensation	—	1,269	—	—	—	1,269
Unrealized gain on marketable debt securities	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	518	518
Net loss	—	—	(7,110)	(48)	—	(7,158)
BALANCE - September 30, 2023	174,987	$450,282	$(380,081)	$(1,457)	$(2,084)	$66,660

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(IN THOUSANDS)

(UNAUDITED)

Nine Months Ended September 30, 2024
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2023	174,987	$451,343	$(384,856)	$(1,396)	$(3,068)	$62,023
Shares issued through registered direct financing	13,462	14,000	—	—	—	14,000
Shares issued through ATM	56	70	—	—	—	70
Financing related fees	—	(113)	—	—	—	(113)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(23)	—	—	—	(23)
Shares issued upon exercise of stock options	287	229	—	—	—	229
Stock-based compensation	—	3,762	—	—	—	3,762
Unrealized gain on marketable debt securities	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	173	173
Net loss	—	—	(15,336)	4	—	(15,332)
BALANCE - September 30, 2024	188,837	$469,268	$(400,192)	$(1,392)	$(2,890)	$64,794

Nine Months Ended September 30, 2023
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2022	170,093	$440,280	$(363,370)	$(1,403)	$(3,571)	$71,936
Shares issued through ATM	4,775	6,625	—	—	—	6,625
Financing related fees	—	(221)	—	—	—	(221)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	53	(37)	—	—	—	(37)
Shares issued upon exercise of stock options	66	55	—	—	—	55
Stock-based compensation	—	3,580	—	—	—	3,580
Unrealized gain on marketable debt securities	—	—	—	—	150	150
Foreign currency translation adjustment	—	—	—	—	1,337	1,337
Net loss	—	—	(16,711)	(54)	—	(16,765)
BALANCE - September 30, 2023	174,987	$450,282	$(380,081)	$(1,457)	$(2,084)	$66,660

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(15,336)	$(16,711)
Net loss attributable to noncontrolling interest	4	(54)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Loss on marketable equity securities, net	21	170
Accretion of income on marketable debt securities	(184)	(647)
Depreciation and amortization expense	436	419
Change in right-of-use assets and liabilities	(31)	86
Amortization of intangible assets	22	98
Stock-based compensation	3,762	3,580
Deferred income tax benefit	—	(1,803)
Foreign currency remeasurement and other loss	309	1,892
Changes in operating assets and liabilities:
Accounts receivable	339	(141)
Prepaid expenses and other current assets	891	56
Accounts payable and accrued liabilities	(1,778)	(3,456)
Deferred revenue	(5,201)	(6,036)
Net cash used in operating activities	(16,746)	(22,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable equity securities	18	196
Purchases of marketable debt securities	(8,761)	(16,403)
Maturities of marketable debt securities	4,000	53,497
Purchase of equipment	(200)	(583)
Net cash (used in) provided by investing activities	(4,943)	36,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	229	88
Common shares received and retired for employee taxes paid	(23)	(37)
Proceeds from sale of common shares	14,070	6,625
Payments for offering costs	(113)	(199)
Repayment of finance lease liabilities	(40)	(41)
Net cash provided by financing activities	14,123	6,436
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(120)	(532)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,686)	20,064

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	35,992	11,936
At end of the period	$28,306	$32,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$6	$8

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$11	$8

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$27,750	$31,474
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	556	526
Total cash, cash equivalents, and restricted cash	$28,306	$32,000

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

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered, double-digit-percentage royalties on net sales of OpRegen in the U.S. and other major markets. On May 7, 2024, we entered into a service agreement with Genentech pursuant to which we will provide supplemental clinical, technical, training, manufacturing, and procurement services to support the ongoing advancement and optimization of the OpRegen program. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD.

Our most advanced unpartnered product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). OPC1 has been tested in two clinical trials to date: a five patient Phase 1 clinical trial in acute thoracic SCI, where all subjects are followed for at least 10 years; and a 25 patient Phase 1/2a multicenter clinical trial in subacute cervical SCI, where all subjects were evaluated for at least two years. Results from both studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM for continued clinical development of OPC1 for the treatment of SCI. In December 2023, we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. In March 2024, we received written correspondence from the FDA, advising us that due to significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol is still ongoing. Since that time we have been engaging with the FDA to aid in their review, including through an informal teleconference meeting with the CBER and CDRH divisions of the FDA held on November 12, 2024. Based on that discussion we plan to submit an additional amendment to the IND and final protocol with clarifying information to the FDA by the end of the year. We currently anticipate that the FDA will complete its review of this amendment in Q1 2025 and we do not expect any further feedback or additional information requests that would delay start of the study. We currently plan to commence enrolling the DOSED study as soon as feasible after submitting these updates.

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
•
RND1, a novel, hypoimmune iPSCs line being developed in collaboration with Factor Bioscience Limited, as assignee from Eterna Therapeutics, Inc., which will be evaluated for differentiation into cell transplant product candidates for central nervous system diseases and other neurology indications.

Other Programs

We have additional undisclosed product candidates being considered for development and we may consider others which cover a range of therapeutic areas and unmet medical needs. Generally, these product candidates are based on the same platform technology and employ a similar, guided cell differentiation and transplant approach as most of the product candidates described above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

In addition to seeking to create value for shareholders by developing product candidates and advancing those candidates through clinical development, we also may seek to create value from our intellectual property or related technologies and capabilities, through licensing collaborations and/or strategic transactions, such as our business development approach to our VAC dendritic cell therapy platform.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets out Lineage’s ownership, directly or indirectly, of the outstanding shares of its subsidiaries as of September 30, 2024:

Subsidiary	Field of Business	Lineage Ownership	Country
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	94%(1)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%	Singapore

(1)
Includes shares owned by Lineage and ES Cell International Pte. Ltd.

Lineage consolidates its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s condensed consolidated balance sheets.

Liquidity

At September 30, 2024, we had $32.7 million of cash, cash equivalents and marketable securities. At September 30, 2024 and 2023, the Company had restricted cash of $0.1 million required to be set aside for its corporate credit card facility. Additionally, Cell Cure has restricted cash related to its lease. See Note 13 (Commitments and Contingencies). Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, together with our projected cash flows, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of the accompanying condensed consolidated interim financial statements.

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

As of September 30, 2024, $39.97 million remained available for sale under our at-the-market offering program (“ATM”). See Note 10 (Shareholders’ Equity) for additional information.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of September 30, 2024, we have not included these commitments on our condensed consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof are not fixed and determinable.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2023 10-K. There have been no changes to our significant accounting policies during the nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. We are currently assessing the new guidance and we believe this will not have a significant impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development) ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact that this new guidance will have on our consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues under collaborative agreements
Upfront license fees (1)	$3,386	$957	$5,671	$5,949
Total revenues under collaborative agreements	3,386	957	5,671	5,949

Royalties, license and other revenues (2)	393	289	960	908

Total revenue	$3,779	$1,246	$6,631	$6,857

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of the period. This revenue originated from the $50.0 million upfront payment under the Roche Agreement.
(2)
Included within royalties, license and other revenues recognized for the nine months ended September 30, 2024 and 2023, was $30,000 and $87,000, respectively, that was included within deferred revenues as contract liabilities as of January 1, 2024 and 2023, respectively.

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

For contracts with customers including collaboration partners which are within the scope of Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606), the aggregate amount of the transaction price allocated to remaining performance obligations as of September 30, 2024 was $28.1 million, of which $24.3 million is reported as deferred revenues. The $28.1 million is expected to be converted to revenue substantially by December 2026.

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net - beginning of the year (1)	$676	$297
Accounts receivable, net - end of the period (1)	$392	$676

Contract liabilities (1)
Deferred revenues - beginning of the year	$29,501	$37,146
Deferred revenues - end of the period	$24,300	$29,501

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

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	September 30, 2024	December 31, 2023
Marketable debt securities
Included within cash and cash equivalents (1)	$7,332	$8,856
Included within marketable securities	$4,949	$—
Marketable equity securities
Included within marketable securities	$12	$50

(1)
Cash equivalents have an original maturity of three months or less when purchased.

Marketable Debt Securities

The following table summarizes the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$12,274	$7	$—	$12,281
Total	$12,274	$7	$—	$12,281

	December 31, 2023
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$8,855	$1	$—	$8,856
Total	$8,855	$1	$—	$8,856

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of September 30, 2024 or December 31, 2023. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable debt securities to their maturity.

As of September 30, 2024, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$12,274	$12,281
Total available-for-sale debt securities	$12,274	$12,281

Marketable Equity Securities

Marketable equity securities are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Lineage’s marketable equity securities have consisted of shares of common stock of OncoCyte Corporation (“OCX”) and of Hadasit Bio-Holdings Ltd. (“HBL”). All share prices are determined based on the closing price of OCX and HBL common stock on the last trading day of the applicable quarter. Subsequent to June 30, 2024, Lineage no longer owned any shares of OCX.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table represents the realized and unrealized (loss) gain on marketable equity securities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on marketable equity securities, net	$(6)	$(60)	$(21)	$(170)
Less: Loss recognized in earnings on marketable equity securities sold	—	23	4	23
Unrealized loss recognized on marketable equity securities held at end of period, net	$(6)	$(37)	$(17)	$(147)

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

At September 30, 2024 and December 31, 2023, property and equipment, net was comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment, furniture and fixtures	$3,742	$3,614
Leasehold improvements	2,262	2,313
Right-of-use assets - finance lease	202	198
Accumulated depreciation and amortization	(4,193)	(3,880)
Property and equipment, net	$2,013	$2,245

Depreciation and amortization expense was $141,000 and $143,000 for the three months ended September 30, 2024 and 2023, respectively, and $436,000 and $419,000 for the nine months ended September 30, 2024 and 2023, respectively. These amounts include amortization expense for right-of-use finance lease assets of $13,000 and $14,000 for the three months ended September 30, 2024 and 2023, respectively, and $41,000 and $37,000 for the nine months ended September 30, 2024 and 2023, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6. Goodwill and Intangible Assets, Net

At September 30, 2024 and December 31, 2023, goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Total intangible assets	66,143	66,143
Accumulated amortization (4)	(19,603)	(19,581)
Intangible assets, net	$46,540	$46,562

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

Lineage amortizes its intangible assets over an estimated period of 5 to 10 years on a straight-line basis. Lineage recognized $0 and $33,000 in amortization expense of intangible assets during the three months ended September 30, 2024 and 2023, respectively, and $22,000 and $98,000 during the nine months ended September 30, 2024 and 2023, respectively.

7. Accounts Payable and Accrued Liabilities

At September 30, 2024 and December 31, 2023, accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$1,599	$2,050
Accrued compensation	2,494	3,123
Accrued liabilities	384	1,097
Total	$4,477	$6,270

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents and marketable securities at fair value on a recurring basis. The fair values of such assets were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$14,466	$14,466	$—	$—
Marketable debt securities (1)	7,332	7,332	—	—
Marketable debt securities	4,949	4,949	—	—
Marketable equity securities (2)	12	12	—	—
Total assets measured at fair value	$26,759	$26,759	$—	$—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$21,029	$21,029	$—	$—
Marketable debt securities (1)	8,856	8,856	—	—
Marketable equity securities (2)	50	50	—	—
Total assets measured at fair value	$29,935	$29,935	$—	$—

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet. Marketable debt securities purchased with an original maturity of three months or less have been classified as cash equivalents.
(2)
Lineage’s marketable equity securities include the shares of stock of OCX and HBL. Both securities have readily determinable fair values quoted on the NASDAQ or TASE (Level 1). These securities are measured at fair value and reported as current assets on the accompanying condensed consolidated balance sheets based on the closing trading price of the security as of the date being presented. Subsequent to June 30, 2024, Lineage no longer owned any shares of OCX.

9. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 13 (Commitments and Contingencies)), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P., a shareholder of Lineage and an affiliate of Mr. Bradsher, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, L.P., all of whom were named defendants in the lawsuits, prior to being dismissed. From inception of the matter through July 2023, Lineage incurred approximately $626,000 in legal expenses on behalf of the foregoing parties, and since then Lineage has not incurred any additional such expenses.

On February 6, 2024, Lineage entered into a stock purchase agreement with certain investors relating to the purchase and sale in a registered direct offering of an aggregate of 13,461,540 of Lineage’s common shares. The offering price was $1.04 per common share. The offering closed on February 8, 2024. Broadwood Partners, L.P. purchased 6,730,770 common shares in the offering and Don Bailey, a member of Lineage’s board of directors, purchased 96,155 shares in the offering.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Common Shares

At December 31, 2022, Lineage was authorized to issue 250,000,000 common shares, no par value. In September 2023, our shareholders approved an increase in the number of authorized common shares, no par value, from 250,000,000 to 450,000,000. As of September 30, 2024 and December 31, 2023, there were 188,837,375 and 174,986,671 common shares issued and outstanding, respectively.

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

Prior to its termination in March 2024, Lineage had sold 4,912,803 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.41 for gross proceeds of $6.9 million. During the three months ended March 31, 2024, Lineage sold 30,000 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.23 for gross proceeds of $37,000. During the three months ended June 30, 2024, Lineage sold 25,830 common shares under the 2024 Prospectus Supplement at a weighted average price per share of $1.30 for gross proceeds of $33,000. Lineage did not sell any common shares under the 2024 Prospectus Supplement during the three months ended September 30, 2024. As of September 30, 2024, $39.97 million remained available for sale under the 2024 Prospectus Supplement.

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 34,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan. As of September 30, 2024, there were 21,727,737 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	10,824	$1.42	8.63	$4
Options granted	6,567	$1.11
Options exercised	(20)	$1.40
Options expired/forfeited/cancelled	(563)	$1.37
Balance at September 30, 2024	16,808	$1.30	8.45	$1
Options exercisable at September 30, 2024	5,492	$1.42	7.57	$—
Options exercisable and expected to vest at September 30, 2024	16,808	$1.30	8.45	$1

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	668	$1.11
RSUs forfeited	(100)	$0.21
RSUs vested	(67)	$1.50
Balance at September 30, 2024	501	$1.24

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2023	10,839	$1.83
Options exercised	(267)	$0.75
Options expired/forfeited/cancelled	(504)	$2.15
Balance at September 30, 2024	10,068	$1.84
Options exercisable at September 30, 2024	9,589	$1.81

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Stock-Based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$172	$260	$476	$729
General and administrative	1,158	1,009	3,286	2,851
Total stock-based compensation expense	$1,330	$1,269	$3,762	$3,580

As of September 30, 2024, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, was $9.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years for stock options and 1.3 years for RSUs.

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

For the three and nine months ended September 30, 2024 and 2023, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2024	2023
Stock options	26,876	23,168
Restricted stock units	501	759

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

The 2017 Tax Act subjects a U.S. stockholder to Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI: however, this deduction is limited to the company’s pre-GILTI U.S. income. For the three and nine months ended September 30, 2024, no GILTI was included in the Company’s tax provision; any GILTI incurred would be fully offset by net operating loss carryforwards. For the three and nine months ended September 30, 2023, Lineage incurred GILTI which was fully offset by net operating loss carryforwards.

Lineage did not record a deferred tax benefit or provision expense for the three or nine months ended September 30, 2024 or for the three months ended September 30, 2023. For the first quarter of 2023, Lineage recorded a $1.8 million deferred tax benefit, due to the ability to offset certain deferred tax assets against the deferred tax liability associated with IPR&D, and the related release of the valuation allowance. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses.

13. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022, and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on March 1, 2023 (the “Extended Term Commencement Date”). Monthly base rent for the first twelve months of the Extended Term was $25,200, and is subject to 3% annual increases. Rent was abated for months two through four of the Extended Term. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of September 30, 2024.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and was originally set to expire on March 31, 2024. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026 on similar terms. During the extension period, the base rent is $23,000 per month for the first twelve months and will increase to $23,500 for the remaining twelve months. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of September 30, 2024.

Cell Cure Lease

As of September 30, 2024, Cell Cure leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (‘ILS”) per month (approximately $44,000 as of September 30, 2024), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, Cell Cure pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

Cell Cure has security deposits denominated in ILS with the landlord for this master lease held as restricted cash during the term the lease. The U.S. dollars value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $456,000 as of September 30, 2024, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$913	$833
Operating cash flows from finance leases	$6	$8
Financing cash flows from finance leases	$40	$41

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$597	$—
Finance leases	$36	$79

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$2,362	$2,522

Right-of-use lease liabilities, current	$1,083	$830
Right-of-use lease liabilities, noncurrent	1,533	1,979
Total operating lease liabilities	$2,616	$2,809

Finance leases
Right-of-use assets	$202	$198
Accumulated amortization	(74)	(67)
Right-of-use assets, net	$128	$131

Right-of-use lease liabilities, current	$54	$52
Right-of-use lease liabilities, noncurrent	80	91
Total finance lease liabilities	$134	$143

Weighted average remaining lease term
Operating leases	2.7 years	3.5 years
Finance leases	2.6 years	3.0 years

Weighted average discount rate
Operating leases	6.3%	6.5%
Finance leases	7.0%	6.9%

Future minimum lease commitments are as follows as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2024	$293	$16
2025	1,165	64
2026	730	39
2027	677	28
Total lease payments	2,865	147
Less imputed interest	(249)	(13)
Total	$2,616	$134

Operating lease expense was $0.3 million and $0.9 million for each of the three and nine months ended September 30, 2024 and 2023, respectively.

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

ITI Collaboration Agreement

In April 2021, Lineage entered into a collaborative agreement with Immunomic Therapeutics, Inc. (“ITI”) whereby Lineage agreed to perform up to approximately $2.2 million worth of certain research, development, manufacturing, and oversight activities related to the development of an allogeneic VAC-CMV product candidate. ITI will reimburse Lineage for these costs and full-time employee costs for the manufacturing of the VAC-CMV product candidate. As of September 30, 2024, Lineage has a remaining performance obligation of approximately $1.6 million for the aforementioned activities. Upon execution of the agreement in April 2021, $0.5 million was paid by ITI to Lineage. Upon delivery of research-grade VAC-CMV product generated by Lineage, ITI paid an additional $0.5 million in August 2021. ITI is currently evaluating its next step under the agreement.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by Cell Cure with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of the upfront payment it received under the Roche Agreement, or $12.1 million, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of September 30, 2024, the aggregate cap amount was approximately $94.8 million.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of September 30, 2024, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

indemnification agreements with officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements described in this paragraph. Accordingly, Lineage has not recorded any liabilities for these agreements as of September 30, 2024 or December 31, 2023.

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

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered, double-digit-percentage royalties on net sales of OpRegen in the U.S. and other major markets. On May 7, 2024, we entered into a service agreement with Genentech pursuant to which we will provide supplemental clinical, technical, training, manufacturing, and procurement services to support the ongoing advancement and optimization of the OpRegen program. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD.

Our most advanced unpartnered product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). OPC1 has been tested in two clinical trials to date; a five patient Phase 1 clinical trial in acute thoracic SCI, where all subjects are followed for at least 10 years, and a 25 patient Phase 1/2a multicenter clinical trial in subacute cervical SCI, where all subjects were evaluated for at least two years. Results from both studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM for continued clinical development of OPC1 for the treatment of SCI. In December 2023, we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. In March 2024, we received written correspondence from the FDA, advising us that due to significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol is still ongoing. Since that time we have been engaging with the FDA to aid in their review, including through an informal teleconference meeting with the CBER and CDRH divisions of the FDA held on November 12, 2024. Based on that discussion we plan to submit an additional amendment to the IND and final protocol with clarifying information to the FDA by the end of the year. We currently anticipate that the FDA will complete its review of this amendment in Q1 2025 and we do not expect any further feedback or additional information requests that would delay start of the study. We currently plan to commence enrolling the DOSED study as soon as feasible after submitting these updates.

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
•
RND1, a novel, hypoimmune iPSCs line being developed in collaboration with Factor Bioscience Limited, as assignee from Eterna Therapeutics, Inc., which will be evaluated for differentiation into cell transplant product candidates for central nervous system diseases and other neurology indications.

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

Israel-Hamas War

All of our manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, Cell Cure, at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are Cell Cure employees who are based in the same facility. As of the date of the filing of this report, our operations have not been materially or adversely impacted as a result of the Israel-Hamas war that began in October 2023 nor the broader regional conflict that has developed since.

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

It is currently not possible to predict the scope, duration or severity of the ongoing war or its effects on our operations, financial condition or operating results. The ongoing war is rapidly evolving, and could materially adversely impact our business and operations, including our ability to raise capital, as well as the overall economy in Israel and the value of the New Israeli Shekel. See the risk factor titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, terrorist attacks or other armed conflicts involving Israel, such as the Israel-Hamas war that began in October 2023 and broader regional conflict that has developed since, could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results,” in our 2023 10-K.

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

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2023 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in Part II, Item 8 on Form 10-K for the year ended December 31, 2023, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2024.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

Revenues

The amounts in the table below show our consolidated revenues, by source, for the periods presented (in thousands except percentages).

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
Collaboration revenues	$3,386	$957	$2,429	254%	$5,671	$5,949	$(278)	(5)%
Royalties, license and other revenues	393	289	104	36%	960	908	52	6%
Total revenues	$3,779	$1,246	$2,533	203%	$6,631	$6,857	$(226)	(3)%

For the three months and nine months ended September 30, 2024, the $2.5 million increase and $0.2 million decrease in total revenues, was primarily related to collaboration revenues recognized under the Roche Agreement, resulting from updates in total estimated costs to be incurred under this collaboration agreement.

Collaboration revenues may fluctuate from period to period based on changes in estimated costs to support performance obligations. The collaboration revenue was included within deferred revenue at the beginning of each reporting period. See Note 3 (Revenue) to our condensed consolidated financial statements included in this report for additional information.

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

The following table shows our operating expenses for the periods presented (in thousands, except percentages).

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
Cost of sales	$38	$169	$(131)	(78)%	$180	$415	$(235)	(57)%
Research and development	$3,171	$3,741	$(570)	(15)%	$9,049	$11,799	$(2,750)	(23)%
General and administrative	4,410	4,041	369	9%	13,770	13,014	756	6%
Total	$7,619	$7,951	$(332)	(4)%	$22,999	$25,228	$(2,229)	(9)%

Research and development expenses. For the three months ended September 30, 2024, the $0.6 million quarter-over-quarter decrease in total research and development expenses was attributable to: (i) a $0.6 million decrease related to our OPC1 program; (ii) a $0.4 million net decrease for our preclinical programs; (iii) a $0.1 million decrease for our other research and development programs; and (iv) partially offset by a $0.5 million increase for our OpRegen program.

For the nine months ended September 30, 2024, the $2.8 million year-over-year decrease in total research and development expenses was attributable to: (i) a $1.6 million decrease related to our OPC1 program; (ii) a $1.0 million net decrease for our preclinical programs; (iii) a $0.4 million decrease for our other research and development programs; and (iv) partially offset by a $0.2 million increase for our OpRegen program.

The below table shows the amount of our total research and development expenses allocated by program for the periods presented (in thousands, except percentages).

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		Percent of Total		Amount		Percent of Total
	2024	2023	2024	2023	2024	2023	2024	2023
OpRegen®	$1,746	$1,284	55%	34%	$4,561	$4,381	50%	37%
OPC1	844	1,402	27%	38%	2,661	4,236	29%	36%
ANP1	574	415	18%	11%	1,518	1,556	17%	13%
PNC1	—	115	0%	3%	156	348	2%	3%
RND1	2	444	0%	12%	9	751	0%	6%
Other programs and non-program expenses	5	81	0%	2%	144	527	2%	5%
Total research and development expenses	$3,171	$3,741	100%	100%	$9,049	$11,799	100%	100%

General and administrative expenses. For the three months ended September 30, 2024, the $0.4 million quarter-over-quarter increase in general and administrative expenses was primarily attributable to (i) a $0.3 million increase in personnel costs and (ii) $0.1 million increase in stock-based compensation expense.

For the nine months ended September 30, 2024, the $0.8 million year-over-year increase in general and administrative expenses was primarily attributable to: (i) a $0.4 million increase in personnel costs and (ii) $0.4 million increase in stock-based compensation expense.

Other income and (expenses)

The following table shows the amount of other income and (expense), net, for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
Other income (expenses)	2024	2023	(Decrease)	(Decrease)	2024	2023	(Decrease)	(Decrease)
Interest income	$397	$433	$(36)	(8)%	$1,322	$1,225	$97	8%
Loss on marketable equity securities, net	(6)	(60)	54	90%	(21)	(170)	149	88%
Foreign currency transaction gain (loss), net	448	(827)	1,275	154%	(284)	(1,796)	1,512	84%
Other income (expense)	—	1	(1)	(100)%	19	544	(525)	(97)%
Total	$839	$(453)	$1,292	285%	$1,036	$(197)	$1,233	626%

Interest income. Interest income was lower for the three months ended September 30, 2024 as compared to the same period in the prior year primarily driven by lower balances within our money market funds, Interest income was greater for the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to a nominal increase in interest rates within our marketable debt security holdings and our money market funds.

Marketable equity securities, net. We expect our net gain or loss on marketable equitable securities to fluctuate each reporting period based on the changes in the market price of the common stock held by us which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These shares are carried at fair market value on our consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three and nine months ended September 30, 2024 and 2023, Lineage recognized a net loss on marketable equity securities primarily related to changes in the fair market value of the securities during the respective periods.

Foreign currency transaction gain (loss), net. Foreign currency transaction gain (loss), net, for each of the three and nine months ended September 30, 2024 and 2023 consisted of net foreign currency transaction gains and losses recognized by our subsidiaries Cell Cure and ES Cell International Pte. Ltd. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable and notes receivable between Cell Cure and Lineage.

Other income. For the nine months ended September 30, 2023, the Company recorded an employee retention credit of $0.5 million, and no comparable credit was recorded in 2024. The employee retention credit is a payroll tax refund per employee, under the Coronavirus Aid, Relief, and Economic Security Act which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. The company qualified for this credit due to a decline in the quarterly revenue during 2020 and 2021 as compared to the same quarterly period in 2019.

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

Lineage recorded a $1.8 million deferred tax benefit due to the ability to offset certain deferred tax assets against the deferred tax liability associated with in-process research and development ("IPR&D"), and the related release of the valuation allowance in the first quarter of 2023. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses. Lineage did not record a deferred tax benefit for the three and six months ended September 30, 2023, and did not record a deferred tax benefit for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2024, we incurred a loss from operations of $16.4 million and had negative cash flow from operations of $16.7 million. As of September 30, 2024, our accumulated deficit was $400.2 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

As of September 30, 2024, we had $32.7 million in cash, cash equivalents and marketable securities. In February 2024, we raised approximately $13.8 million in net proceeds through a registered direct offering of our common shares. We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates. We do not expect sales of shares of our former subsidiaries that we own to be a significant source of additional funds. See Note 4 (Marketable Securities) to our condensed consolidated financial statements included in this report for additional information regarding those marketable equity securities.

During the nine months ended September 30, 2024, we issued and sold 55,830 common shares under our at-the-market offering program for gross proceeds of $70,000. As of September 30, 2024, $39.97 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated financial statements included in this report for additional information regarding our at-the-market offering program.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(16,746)	$(22,547)
Investing activities	(4,943)	36,707
Financing activities	14,123	6,436
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(120)	(532)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,686)	$20,064

Cash used in operating activities

Net cash used in operating activities was $16.7 million for the nine months ended September 30, 2024, which primarily reflects the loss from operations of $16.4 million plus the changes in operating assets and liabilities of $5.7 million. These items were partially offset by the non-cash expenses of $3.8 million for stock-based compensation and $0.5 million for depreciation and amortization. The foreign currency remeasurement had no effect on cash flows.

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

Cash (used in) provided by investing activities

Cash used in investing activities for the nine months ended September 30, 2024 was $4.9 million and primarily resulted from the purchase of U.S. Treasury securities, net of proceeds from maturities of U.S. Treasury securities.

Cash provided by investing activities for the nine months ended September 30, 2023 was $36.7 million and consisted of $53.5 million in U.S. Treasury securities which matured during the period and $0.2 million in proceeds from the sale of marketable equity securities, partially offset by $16.4 million used to purchase U.S. Treasury securities and $0.6 million used to purchase equipment.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $14.1 million and primarily consisted of net proceeds from the sale of our common shares in our registered direct offering and from the sale of our common shares under our at-the-market offering program.

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

Our obligations to licensors under license agreements and to government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones, including those related to the Roche Agreement. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement, see Note 13 (Commitments and Contingencies) to the condensed consolidated financial statements included in this report for additional information. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products, including those related to the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of September 30, 2024, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As discussed above, we have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, Cell Cure has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of September 30, 2024, the aggregate cap amount was approximately $94.8 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of September 30, 2024, we have not included any future financial obligations due to the IIA under the Innovation Law in our consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

As of September 30, 2024, under the terms of the leases for the facilities from which Cell Cure and Lineage operate, a total of $2.9 million of rent payments will become due, of which $0.3 million will become due in the remainder of 2024.

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

We may seek to obtain the additional capital we may need through one or more equity offerings, debt financings, government or other grant funding, or other third-party funding transactions, including potential strategic alliances and licensing or collaboration agreements, or structured financings such as royalty monetization transactions. We cannot provide any assurance that adequate additional capital will be available on favorable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common shares to decline, and the issuance of additional equity securities could result in the dilution of the interests of our current shareholders. If we obtain additional capital through strategic alliances and licensing or collaboration agreements or structured financing, we may be required to relinquish rights to our intellectual property, our product candidates or rights to future revenue streams or otherwise agree to terms unfavorable to us. The unavailability or inadequacy of additional capital to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our current planned operations. Our ability to raise additional capital may be adversely impacted due to external factors beyond our control, such as unfavorable global economic conditions, disruptions to and volatility in the credit and financial markets in the United States and worldwide, public health emergencies, geopolitical conflicts, political and economic instability, inflation and relatively high interest rates, and other macroeconomic factors.

We believe that our $32.7 million in cash, cash equivalents and marketable securities at September 30, 2024, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

LINEAGE CELL THERAPEUTICS, INC.

Date: November 14, 2024	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: November 14, 2024	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer